Form 10QSB
period 1997-06-30
ANTIVIRALS INC
filed 1997-08-08
CIK 873303

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             -----------------------

                                  FORM 10-QSB

                             -----------------------

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1997
                                       OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ______ to _______

                          Commission file number 0-22613

                             -----------------------

                                ANTIVIRALS INC.
              (Exact name of registrant as specified in its charter)

                     Oregon                             93-07972223
        (State or other jurisdiction       (I.R.S. Employer Identification No.)
      of incorporation or organization)

           One SW Columbia Street,                     97258
         Suite 1105, Portland, Oregon                (Zip Code)
    (Address of principal executive offices)

         Issuer's telephone number, including area code:  503-227-0554


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  __X__     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock without par value                 11,033,481
                (Class)                  (Outstanding at August 4, 1997)

     Transitional Small Business Disclosure Format (check one): Yes___ No  __X__

                               ANTIVIRALS INC.
                                 FORM 10-QSB
                                    INDEX



PART I - FINANCIAL INFORMATION                                          Page

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets - June 30, 1997 and December 31, 1996             2

         Statements of Operations - Three and Six Months Ended
         June 30, 1997 and 1996 and from July 22, 1980 (Inception)
         to June 30, 1997                                                 3

         Statements of Cash Flows - Six Months Ended June 30, 1997
         and 1996 and from July 22, 1980 (Inception) to June 30, 1997     4

         Notes to Financial Statements                                    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6


PART II - OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES                                            8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 8

SIGNATURES                                                                9

                                 ANTIVIRALS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                     June 30,      December 31,
                                                       1997            1996
                                                   -------------   -------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $ 17,555,893     $3,011,229
  Short-term investments - available for sale                -           30,000
  Other current assets                                    29,018         28,255
                                                   -------------   -------------
    Total Current Assets                              17,584,911      3,069,484

Property and Equipment, net of accumulated
    depreciation and amortization of $2,102,731
    and $1,858,359                                       362,769        531,652
Patent Costs, net of accumulated amortization of
    $188,813 and $168,000                                559,986        474,806
Deferred Offering Costs                                      -          143,110
Other Assets                                              29,847         29,847
                                                   -------------   -------------
    Total Assets                                   $  18,537,513     $4,248,899
                                                   -------------   -------------
                                                   -------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $  524,877     $  153,202
  Accrued payroll                                        360,478        169,609
  Deferred payments                                        7,996          7,996
                                                   -------------   -------------
    Total Current Liabilities                            893,351        330,807

Common Stock Subject to Recission, $.0001 par
 value, 1,292,973 issued and outstanding               3,121,965      3,121,965
Shareholders' Equity:
  Preferred Stock, $.0001 par value, 2,000,000
    shares authorized; none issued and outstanding           -              -
  Common stock, $.0001 par value, 50,000,000
    shares authorized; 9,486,790 and 7,486,790
    issued and outstanding                                   817            749
  Additional paid-in capital                          28,804,954     13,220,861
  Deficit accumulated during the development
    stage                                            (14,283,574)   (12,425,483)
                                                   -------------   -------------
       Total Shareholders' Equity                     14,522,197        796,127
                                                   -------------   -------------
       Total Liabilities and Shareholders' Equity  $  18,537,513     $4,248,899
                                                   -------------   -------------
                                                   -------------   -------------


        The accompanying notes are an integral part of these balance sheets.

                                                  ANTIVIRALS INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS



                                                                                                                     July 22, 1980
                                                            Three months ended June 30,   Six months ended June 30,  (Inception) to
                                                                1997           1996          1997            1996     June 30, 1997
                                                            -----------    -----------   ------------    -----------  -------------
Revenues, from grants and research contracts                $    3,754           $  -       $  3,754           $  -     $  693,251

Operating expenses:
    Research and development                                    921,930        442,581      1,373,653        792,146     10,385,227
    General and administrative                                  410,112        146,844        580,140        222,165      5,129,722
                                                            -----------    -----------   ------------    -----------  -------------
                                                              1,332,042        589,425      1,953,793      1,014,311     15,514,949

Other Income:
    Interest income                                              62,893          7,700         91,948         81,589        441,374
    Realized gain on sale of short-term investments
                                                                     -              -              -         96,750         96,750
                                                            -----------    -----------   ------------    -----------  -------------
                                                                 62,893          7,700         91,948        178,339        538,124
                                                            -----------    -----------   ------------    -----------  -------------

Net loss                                                    $(1,265,395)   $  (581,725)  $ (1,858,091)   $  (835,972)  $(14,283,574)
                                                            -----------    -----------   ------------    -----------  -------------
                                                            -----------    -----------   ------------    -----------  -------------

Net loss per share                                             $  (0.13)      $  (0.07)      $  (0.20)      $  (0.11)
                                                            -----------    -----------   ------------    -----------
                                                            -----------    -----------   ------------    -----------

Shares used in per share calculations                         9,387,998      8,085,263      9,085,566      7,760,112
                                                            -----------    -----------   ------------    -----------
                                                            -----------    -----------   ------------    -----------

       The accompanying notes are an integral part of these statemetns.

                               ANTIVIRALS INC.
                        (A Devlopment Stage Company)
                          STATEMENTS OF CASH FLOWS

                                                                                                        For the Period
                                                                                                         July 22, 1980
                                                                     Six months ended June 30,          (Inception) to
                                                                    1997                   1996          June 30, 1997
                                                                 --------------        ------------     ---------------
Cash  flows from operating activities:
Net loss                                                         $   (1,858,091)        $  (835,972)     $  (14,283,574)
 Adjustments to reconcile net loss to net cash flows
   used in operating activities:
    Depreciation and amortization                                       265,032             258,331          2,326,470
    Realized gain on sale of short-term investments -
     available for sale                                                       -            (96,750)            (96,750)
    Compensation expense on issuance of common
     stock and partnership units                                              -                   -            182,392
    Compensation expense on issuance of options and
     warrants to purchase common stock or partnership units              98,802                   -            661,155
    Conversion of interest accrued to common stock                            -                   -              7,860
    (Increase) decrease in:
     Other current assets                                                  (763)            (10,733)            (29,018)
     Other assets                                                             -                   -            (45,191)
    Net increase in accounts payable, accrued payroll
     and deferred payments                                              562,544            (88,391)            897,114
                                                                 --------------        ------------     ---------------
      Net cash used in operating activities                            (932,476)           (773,515)        (10,379,542)

Cash flows from investing activities:
 Proceeds from sale or redemption of short-term investments              30,000             210,665            247,750
 Purchase of property and equipment                                     (75,489)               (656)         (2,488,845)
 Patent costs                                                          (105,840)            (25,038)           (748,799)
                                                                 --------------        ------------     ---------------
      Net cash provided by (used in) investing activities              (151,329)             184,971         (2,989,894)

Cash flows from financing activities:
 Proceeds from sale of common stock, warrants, and
  partnership units                                                  15,480,354           1,217,780         31,016,966
 Proceeds from exercise of warrants                                       5,005                   -              5,005
 Withdrawal of partnership net assets                                         -                   -           (176,642)
 Issuance of convertible debt                                                 -                   -             80,000
 Deferred offering costs                                                143,110                   -                -
                                                                 --------------        ------------     ---------------
      Net cash provided by financing activities                      15,628,469           1,217,780         30,925,329

Increase in cash and cash equivalents                                14,544,664             629,236         17,555,893

Cash and cash equivalents:
 Beginning of period                                                  3,011,229             680,892                -
                                                                 --------------        ------------     ---------------
 End of period                                                    $  17,555,893        $  1,310,128      $  17,555,893
                                                                 --------------        ------------     ---------------
                                                                 --------------        ------------     ---------------


           The accompnaying notes are an ingtegral part of these statments.

                                ANTIVIRALS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the three and six-month periods ended June 30, 1997 and 1996 and the financial information as of June 30, 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from AntiViral's Inc.'s (the Company's) Registration Statement of Form SB-2 dated June 3, 1997. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form SB-2 and prospectus, dated June 3, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. SFAS 128 is
required to be adopted for periods ending after December 15, 1997.   As the
Company has recorded losses for all periods presented, SFAS 128 has no effect on as reported loss per share amounts.

NOTE 3. SUBSEQUENT EVENTS

Subsequent to June 30, 1997, the Company's Underwriters exercised their over-allotment option and purchased 300,000 additional units at $9 per unit, the initial public offering price, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock for $13.50. Net proceeds of $2,478,600 were received by the Company.

Also subsequent to June 30, 1997, the Company completed its rescission offering to certain shareholders. In this offering, the Company repurchased 64,049 shares of its common stock for payments totaling $408,419

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this discussion should be read as being applicable to all related forward-looking statements wherever they appear in this filing. The Company's actual results could differ materially from those discussed in "Risk Factors" included in the Company's Prospectus dated June 3, 1997, as well as those discussed elsewhere in this filing.

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of June 30, 1997, the Company's accumulated deficit was $14,283,574.

RESULTS OF OPERATIONS

Operating expenses increased to $1,332,042 in the second quarter of 1997 from $589,425 in the second quarter of 1996 and to $1,953,793 for the six months ended June 30, 1997 from $1,014,311 for the comparable period of 1996 due to increases in research and development staffing and expenses associated with outside collaborations, regulatory affairs, and pre-clinical testing of the Company's technologies.

Other income increased to $62,893 for the three month period ended June 30, 1997 from $7,700 in the comparable period of 1996 due to increased interest earning cash balances in 1997 from proceeds from a third quarter 1996 private placement and the Company's initial public offering in June 1997. Other income declined, however, to $91,948 for the six months ended June 30, 1997 from $178,339 for the six months ended June 30, 1996 due to other income generated in the first quarter of 1996 from the sale of short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $17,555,893 at June 30, 1997, compared with $3,011,229 at December 31, 1996. The increase of $14,544,664 was primarily due to net proceeds of $15,480,354 from the Company's initial public offering effective June 3, 1997, offset by $932,476 used in operations and $151,329 used for investing activities which consist primarily of purchases of property and equipment and patent related costs. Accounts payable increased from $153,202 at December 31, 1996 to $524,877 at June 30, 1997, primarily due to the accrual of costs associated with the Company's initial public offering.

The Company's future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of its research and development programs, the progress of its pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of its products. The Company's cash requirements are expected to increase significantly each year as it expands its activities and operations. There can be no assurance, however, that the Company will ever be able to generate product revenues or achieve or sustain profitability.

Subsequent to June 30, 1997, the Company's Underwriters exercised their over-allotment option and purchased 300,000 additional units at $9 per unit, the initial public offering price, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock for $13.50. Net proceeds of $2,478,600 were received by the Company.

Also subsequent to June 30, 1997, the Company completed its rescission offering to certain shareholders. In this offering, the Company repurchased 64,049 shares of its common stock for payments totaling $408,419.

The Company does not expect to raise additional funds in order to satisfy its cash requirements over the next twelve months.

                         PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) On April 15, 1997, the Company sold an aggregate of 17,767 shares of Common Stock for an aggregate purchase price of $5,005 to two people pursuant to the exercise of warrants in reliance on Rule 701 promulgated under the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 3, 1997, the shareholders of the Company took the following action:

1. The shareholders elected the nine nominees for director to the Board of Directors of the Company. The nine directors elected, along with the voting results are as follows:

   Name                      No. of Shares Voting For     No. of Shares Withheld Voting
   ----                      ------------------------     -----------------------------
   John A. Beaulieu                 5,964,212                        101,167
   Denis R. Burger, Ph.D.           3,558,522                      2,506,857
   Nick Bunick                      5,841,975                        223,404
   Donald R. Johnson, Ph.D.         5,959,141                        106,238
   James E. Reinmuth, Ph.D.         5,965,312                        100,067

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as a part of this report is listed below and this list constitutes the exhibit index.

EXHIBIT NO.
     27   Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 7, 1997            ANTIVIRALS, INC.


                                  By:  /s/ Denis R. Burger, P.h.D.
                                     ------------------------------------
                                  Denis R. Burger, Ph.D.
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)


                                  By:  /s/ Alan P. Timmins
                                     ------------------------------------
                                  Alan P. Timmins
                                  Chief Operating Officer and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)