Form 10QSB
period 1997-09-30
ANTIVIRALS INC
filed 1997-11-12
CIK 873303

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                       -----------------------
                             FORM 10-QSB
                       -----------------------
      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1997
                                 OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT
               For the transition period from ____to____

                    Commission file number 0-22613
                       ----------------------

                           ANTIVIRALS INC
          (Exact name of registrant as specified in its charter)

           Oregon                                   93-07972223
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

One SW Columbia Street, Suite 1105, Portland, Oregon                  97258
   (Address of principal executive offices)                         (Zip Code)

        Issuer's telephone number, including area code:  503-227-0554

                          -----------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock without par value                       11,091,623
             (Class)                         (Outstanding at November 6, 1997)

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ----   ----

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                          ANTIVIRALS INC.
                           FORM 10-QSB
                              INDEX

PART I - FINANCIAL INFORMATION                                          Page
------------------------------                                          ----

Item 1. Financial Statements

        Balance Sheets - September 30, 1997 and December 31, 1996        2

        Statements of Operations - Three and Nine Months Ended
        September 30, 1997 and 1996 and from July 22, 1980
        (Inception) to September 30, 1997                                3

        Statements of Cash Flows - Nine Months Ended September 30,
        1997 and 1996 and from July 22, 1980 (Inception) to
        September 30, 1997                                               4

        Notes to Financial Statements                                    5

Item 2.   Management's Discussion and Analysis or Plan of Operation      6


PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                               7

Signatures                                                               8

                                PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
                                       ANTIVIRALS INC.
                                (A Development Stage Company)
                                       BALANCE SHEETS

                                                                   September 30,    December 31,
                                                                       1997            1996
                                                                   -------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                        $18,458,290    $  3,011,229
   Short-term investments - available for sale                              -            30,000
   Other current assets                                                  37,009          28,255
                                                                    -----------    -------------
     Total Current Assets                                            18,495,299       3,069,484

Property and Equipment, net of accumulated
     depreciation and amortization of
     $2,219,215 and $1,858,359                                          357,376         531,652
Patent Costs, net of accumulated amortization of
     $203,813 and $168,000                                              551,637         474,806
Deferred Offering Costs                                                     -           143,110
Other Assets                                                             29,847          29,847
                                                                    -----------    -------------
     Total Assets                                                   $19,434,159     $ 4,248,899
                                                                    -----------    -------------
                                                                    -----------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                 $   526,042     $   153,202
   Accrued payroll                                                      286,484         169,609
   Deferred payments                                                      7,996           7,996
                                                                    -----------    -------------
     Total Current Liabilities                                          820,522         330,807

Common Stock Subject to Recission, $.0001 par
  value, zero and 1,292,973 issued and outstanding                          -         3,121,965
Shareholders' Equity:
   Preferred Stock, $.0001 par value, 2,000,000
     shares authorized; none issued and outstanding                         -                -
   Common stock, $.0001 par value, 50,000,000
     shares authorized; 11,033,481 and 7,486,790
     issued and outstanding                                                 954             749
   Additional paid-in capital                                        33,840,891      13,220,861
   Deficit accumulated during the development stage                 (15,228,208)    (12,425,483)
                                                                    -----------    -------------
      Total Shareholders' Equity                                     18,613,637         796,127
                                                                    -----------    -------------
      Total Liabilities and Shareholders' Equity                    $19,434,159     $ 4,248,899
                                                                    -----------    -------------
                                                                    -----------    -------------

     The accompanying notes are an integral part of these balance sheets.

                                                  ANTIVIRALS INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS

                                        Three months ended September 30,    Nine months ended September 30,     July 22, 1980
                                        -------------------------------     ------------------------------     (Inception) to
                                             1997               1996             1997             1996       September 30, 1997
                                           -------            -------          -------          -------      ------------------
Revenues, from grants and research
 contracts                               $     5,345        $   16,827       $     9,100       $   16,827      $    698,597
Operating expenses:
   Research and development                  748,550           385,011         2,122,203        1,177,157        11,133,777
   General and administrative                294,418           216,924           874,558          439,089         5,424,140
                                         -----------        ----------       -----------       ----------      -------------
                                           1,042,968           601,935         2,996,761        1,616,246        16,557,917
Other income (expense):
   Interest income                           212,612             6,114           304,560           87,703           653,986
   Interest expense                         (119,624)              -            (119,624)             -            (119,624)
   Realized gain on sale of
    short-term investments                       -                 -                 -             96,750            96,750
                                         -----------        ----------       -----------       ----------      -------------
                                              92,988             6,114           184,936          184,453           631,112
                                         -----------        ----------       -----------       ----------      -------------
Net loss                                 $  (944,635)       $ (578,994)      $(2,802,725)     $(1,414,966)     $(15,228,208)
                                         -----------        ----------       -----------       ----------      -------------
                                         -----------        ----------       -----------       ----------      -------------
Net loss per share                       $     (0.09)       $    (0.06)      $     (0.29)     $     (0.18)
                                         -----------        ----------       -----------       ----------
                                         -----------        ----------       -----------       ----------
Shares used in per share calculations     11,012,743         8,959,358         9,735,018        8,051,477
                                         -----------        ----------       -----------       ----------
                                         -----------        ----------       -----------       ----------

       The accompanying notes are an integral part of these statements.

                                                  ANTIVIRALS INC.
                                          (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                                                                                   For the Period
                                                                                                   July 22, 1980
                                                               Nine months ended September 30,    (Inception) to
                                                                   1997              1996       September 30, 1997
                                                                 -------           -------      ------------------
Cash  flows from operating activities:
Net loss                                                        $(2,802,725)      $(1,414,966)     $(15,228,208)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities:
    Depreciation and amortization                                   348,543           387,435         2,398,400
    Loss on disposal of assets                                          265               -                 265
    Realized gain on sale of short-term investments -
      available for sale                                                -             (96,750)          (96,750)
    Compensation expense on issuance of common
      stock and partnership units                                       -                 -             182,392
    Compensation expense on issuance of options and
      warrants to purchase common stock or partnership units         98,802               -             661,155
    Conversion of interest accrued to common stock                      -                 -               7,860
    (Increase) decrease in:
      Other current assets                                           (8,754)           (5,314)          (37,009)
      Other assets                                                      -                 -             (29,847)
    Net increase in accounts payable, accrued payroll
      and deferred payments                                         489,715           (52,441)          820,522
                                                                ------------      ------------     -------------
    Net cash used in operating activities                        (1,874,154)       (1,182,036)      (11,321,220)

Cash flows from investing activities:
    Proceeds from sale or redemption of short-term investments       30,000           182,750           247,750
    Purchase of property and equipment                             (138,872)          (41,992)       (2,552,228)
    Patent costs                                                   (112,491)          (53,189)         (755,450)
                                                                ------------      ------------     -------------
      Net cash provided by (used in) investing activities          (221,363)           87,569        (3,059,928)

Cash flows from financing activities:
    Proceeds from sale of common stock, warrants, and
      partnership units, net of offering costs                   17,688,263         4,028,299        33,224,875
    Buyback of common stock pursuant to rescission offering        (288,795)              -            (288,795)
    Withdrawal of partnership net assets                                -                 -            (176,642)
    Issuance of convertible debt                                        -                 -              80,000
    Deferred offering costs                                         143,110               -                 -
                                                                ------------      ------------     -------------
      Net cash provided by financing activities                  17,542,578         4,028,299        32,839,438

Increase in cash and cash equivalents                            15,447,061         2,933,832        18,458,290

Cash and cash equivalents:
    Beginning of period                                           3,011,229           680,892                -
                                                                ------------      ------------     -------------
    End of period                                               $18,458,290       $ 3,614,724       $18,458,290
                                                                ------------      ------------     -------------
                                                                ------------      ------------     -------------

       The accompanying notes are an integral part of these statements.

                               ANTIVIRALS INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The financial information included herein for the three and nine-month periods ended September 30, 1997 and 1996 and the financial information as of September 30, 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from AntiVirals Inc.'s (the Company's) Registration Statement of Form SB-2 dated June 3, 1997. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form SB-2 and prospectus, dated June 3, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Accounting Principles Board Opinion No. 15 ("APB 15"). SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of APB 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. SFAS 128 is
required to be adopted for periods ending after December 15, 1997.   As the
Company has recorded losses for all periods presented, SFAS 128 has no effect on as reported loss per share amounts.

NOTE 3. EXERCISE OF OVER-ALLOTMENT OPTION
In July 1997, the Company's Underwriters exercised their over-allotment option and purchased 300,000 additional units at $9 per unit, the initial public offering price, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock for $13.50. Net proceeds of $2,478,600 were received by the Company.

NOTE 4.  RESCISSION OFFERING
In July 1997, the Company completed its rescission offering to certain shareholders. In this offering, the Company repurchased 64,049 shares of its common stock for payments totaling $408,419, which included interest expense of $119,624.

NOTE 5.  SUBSEQUENT EVENT
On November 6, 1997, the Company announced it had signed a letter of intent to acquire ImmunoTherapy Corporation, a biopharmaceutical company, for $24 million in stock and warrants. Subject to the companies reaching a definitive agreement, the transaction will be accounted for as a purchase with substantially all of the purchase price written off as in process research and development.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FORWARD-LOOKING INFORMATION

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this discussion should be read as being applicable to all related forward-looking statements wherever they appear in this filing. The Company's actual results could differ materially from those contained in the forward-looking statements depending on various factors, including, but not limited to, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties and those risks discussed in "Risk Factors" included in the Company's Prospectus dated June 3, 1997, as well as those discussed elsewhere in this filing.

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of September 30, 1997, the Company's accumulated deficit was $15,228,208.

RESULTS OF OPERATIONS

Operating expenses increased to $1,042,968 in the third quarter of 1997 from $601,935 in the third quarter of 1997 and to $2,996,761 for the nine months ended September 30, 1997 from $1,616,246 for the comparable period of 1996 due to increases in research and development staffing and expenses associated with outside collaborations, regulatory affairs, and pre-clinical testing of the Company's technologies.

Interest income increased to $212,612 and $304,560, respectively, for the three and nine month periods ended September 30, 1997 from $6,114 and $87,703 in the comparable periods of 1996 due to increased interest earning cash balances in 1997 from proceeds from a third quarter 1996 private placement, the Company's initial public offering in June 1997 and the sale of additional shares in the exercise of the underwriters' over-allotment option in July 1997. Interest expense increased to $119,624 for both the three and nine month periods ended September 30, 1997 from zero for the comparable periods of 1996 reflecting interest paid to shareholders who participated in the Company's rescission offering, which was completed in July 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $18,458,290 at September 30, 1997, compared with $3,011,229 at December 31, 1996. The increase of $15,447,061 was primarily due to net proceeds of $17,688,263 from the Company's initial public offering effective June 3, 1997 and from the exercise of the underwriters' over-allotment option in July 1997, offset by $1,874,154 used in operations, $288,795 used to repurchase shares pursuant to the Company's rescission offering and $221,363 used for investing activities which consist primarily of purchases of property and equipment and patent related costs. Accounts payable increased from $153,202 at December 31, 1996 to $526,042 at September 30, 1997, primarily due to the accrual of costs associated with the Company's initial public offering.

The Company's future expenditures and capital requirements will depend on numerous factors including, without limitation, the progress of its research and development programs, the progress of its pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of its products. The Company's cash requirements are expected to increase significantly each year as it expands its activities and operations. There can be no assurance, however, that the Company will ever be able to generate product revenues or achieve or sustain profitability.

The Company does not expect to raise additional funds in order to satisfy its cash requirements over the next twelve months.


                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as a part of this report is listed below and this list constitutes the exhibit index.

EXHIBIT NO.
-----------
       27        Financial Data Schedule

(b) Reports on Form 8-K

On July 9, 1997, the Company filed the following current report on Form 8-K under Item 5. Other Events:


        Date of Report                               Topic
        --------------                               -----
         July 3, 1997           Exercise of underwriters' over-allotment
                                option and completion of rescission offering.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 7, 1997         ANTIVIRALS INC.


                                 By: /s/ DENIS R. BURGER, Ph.D.
                                     ---------------------------------
                                 Denis R. Burger, Ph.D.
                                 Chief Executive Officer and Director
                                 (Principal Executive Officer)


                                 By: /s/ ALAN P. TIMMINS
                                     ---------------------------------
                                 Alan P. Timmins
                                 Chief Operating Officer and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)