Form 10KSB/A
period 1997-12-31
ANTIVIRALS INC
filed 1998-04-30
CIK 873303

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-KSB/A

                 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE E ACT OF 1934
                     For the fiscal year ended December 31, 1997

            [ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

                           Commission File Number:  0-22613

                                   ANTIVIRALS  INC.
                    (Name of small business issuer in its charter)

                OREGON                               93-0797222
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

ONE S.W. COLUMBIA STREET, SUITE 1105, PORTLAND, OREGON             97258
     (Address of principal executive offices)                    (Zip Code)

            Issuer's telephone number, including area code:  503-227-0554

         Securities registered under Section 12(b) of the Exchange Act:  NONE
            Securities registered under Section 12(g) of the Exchange Act:
                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $14,345. The aggregate market value of voting stock held by nonaffiliates of the Registrant was $76,020,354 as of March 20, 1998, based upon the last sales price as reported on the Nasdaq National Market.

The number of shares outstanding of the Registrant's Common Stock as of March 20, 1998, was 11,158,951 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ANTIVIRALS INC.
                                FORM  10-KSB/A  INDEX




                                       PART III

                                                                                 PAGE

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act. . . . . . . . . . . .  3


Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .  6


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . 10


Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 12


          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

     This Form 10-KSB/A amends the Registrant's Form 10-KSB for the Fiscal Year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.



                                      PART  III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of ANTIVIRALS:

     NAME                          AGE   POSITION
     ----                          ---   --------
     John A. Beaulieu (1,2,3)      63    Chairman of the Board
     Denis R. Burger, Ph.D. (1)    54    President, Chief Executive Officer,
                                         Director
     Gordon W. Duncan, Ph.D.       65    Vice President of Regulatory Affairs
                                         and Clinical Development
     Patrick L. Iversen, Ph.D.     43    Vice President of Research and
                                         Development, Director
     Alan P. Timmins (1)           38    Chief Operating Officer, Chief
                                         Financial Officer, Director
     Dwight D. Weller, Ph.D. (1)   46    Senior Vice President of Chemistry and
                                         Manufacturing, Director
     Nick Bunick (3)               61    Director
     James B. Hicks, Ph.D. (2)     51    Director
     Joseph Rubinfeld, Ph.D. (2)   65    Director

     ------------------------------
     (1)  Member of the Executive Committee.
     (2)  Member of the Compensation Committee.
     (3)  Member of the Audit Committee.


     JOHN A. BEAULIEU has served as a director at ANTIVIRALS since 1991 and was elected Chairman in January 1996. He is the Managing Partner of Cascadia Pacific Management, LLC ("CPM"). CPM is the contract manager for the Oregon Resource and Technology Development Fund, a state-funded venture capital fund. Mr. Beaulieu is also a general partner in Seed Management, a Vancouver B.C.-based venture capital firm. Mr. Beaulieu is a director of TCC Communications, Biozyme Inc., Virtual Corp., EPC Inc., and PuriPonics LLC. Mr. Beaulieu received his BS&C degree in Accounting and an M.B.A. from the University of Santa Clara.

     DENIS R. BURGER, PH.D. has served as President and Chief Executive Officer of ANTIVIRALS since January 1997, Chief Executive Officer of ANTIVIRALS since January 1996, and as a director of ANTIVIRALS since 1991. From 1992 to 1995, he was President and Chief Operating Officer of ANTIVIRALS. He co-founded Epitope, Inc., a biotechnology company, and served as Chairman from 1981 to 1990. Dr. Burger has also been a member of Sovereign Ventures, LLC, a biotechnology consulting and merchant banking venture since 1991. Dr. Burger is a member of the Board of Directors of Cellegy Pharmaceuticals, Inc. and SuperGen, Inc. Dr. Burger held the positions of Assistant Professor, Associate Professor and Professor at the Oregon Health Sciences University ("OHSU") from 1969 to 1986. Dr. Burger received a B.A. in Bacteriology and Immunology from the University of California, Berkeley, and his M.S. and Ph.D. degrees in Microbiology and Immunology from the University of Arizona.

     GORDON W. DUNCAN, PH.D. has served as Vice President of Regulatory Affairs and Clinical development of ANTIVIRALS since 1997. From 1991 to 1996, he was Vice President for Research and a Director of ProCyte Corporation, and previously served as Vice President for Administration of Upjohn Laboratories (now part of Pharmacia and Upjohn) for more than 20 years. He is a founding and current director of the Program for Appropriate Technology in Health, a Senior Project Officer with the Concept Foundation, and the Executive Vice President and Chief Operating Officer for Women's Capital Corporation. Dr. Duncan received a B.S. in Animal Husbandry from Cornell University and an M.S. and Ph.D. in Physiology from Iowa State University.

     PATRICK L. IVERSEN, PH.D. has served as Vice President of Research and Development and a director of ANTIVIRALS since 1997. From 1987 through 1997, Dr. Iversen was on staff at the University of Nebraska Medical Center, most recently as a Professor in the College of Medicine. Dr. Iversen, who has published extensively on antisense research and development, additionally served as a consultant to various pharmaceutical and biotechnology companies, including GLAXO Inc., Innovir Pharmaceuticals, Lynx Therapeutics, and Isis Pharmaceuticals, as well as to the ANTIVIRALS. Dr. Iversen holds a B.S. in Biology from Westminster College and a Ph.D. in Biochemical Pharmacology and Toxicology from the University of Utah, followed by post-doctoral work at the Eppley Institute for Research in Cancer and Allied Diseases.

     ALAN P. TIMMINS has served as Chief Operating Officer and Chief Financial Officer of ANTIVIRALS since October 1996, as Executive Vice President and Chief Financial Officer since 1992, and as a director of ANTIVIRALS since 1997. From 1981 to 1991, he served in a variety of positions at the firm of Price Waterhouse LLP, most recently as a Senior Manager specializing in high technology and emerging growth companies. Mr. Timmins received a B.B.A. in Accounting and Management from the University of Portland and an M.B.A. from Stanford University. He is a Certified Public Accountant.

     DWIGHT D. WELLER, PH.D. has served as Senior Vice President of Chemistry and Manufacturing since 1997, as Vice President of Research and Development of ANTIVIRALS since 1992, and as a director of ANTIVIRALS since 1991. He joined the faculty of Oregon State University in 1978 as Assistant Professor and was an Associate Professor in the Chemistry Department from 1984 to 1992.
 Dr. Weller received a B.S. in Chemistry from Lafayette College and a Ph.D. in Chemistry from the University of California at Berkeley, followed by postdoctoral work in Bio-Organic Chemistry at the University of Illinois.

     NICK BUNICK has served as a director of ANTIVIRALS since 1992. Mr. Bunick is the President and Chairman of the Board of three real estate development companies and one investment management company. From 1987 to 1990, he was a Vice President of In-Focus Systems, Inc., a company that specializes in the design and manufacturing of flat panel display products. Mr. Bunick received a B.S. in Business Administration and Marketing from the University of Florida.

     JAMES B. HICKS, PH.D. has served as a director of ANTIVIRALS since 1997. He has served as the Chief Executive Officer, Chief Scientist and a director of Hedral Therapeutics, Inc., a biotechnology company, since its founding in 1993. Previously, he was a founding scientist and a Senior Scientific Director at ICOS Corporation from 1990 to 1993, and Director of the PPG Industries/Scripps Joint Research Program at Scripps Clinic, as well as an Adjunct Member of the Molecular Biology Department in the Research Institute of Scripps Clinic from 1986 to 1990. From 1978 through 1986, he was Senior Scientist and Lab Chief of the Delbruck Laboratory at Cold Spring Harbor Laboratory. Dr. Hicks received his B.A. degree in Biology from Willamette University and his Ph.D. in Molecular Biology from the University of Oregon, followed by post-doctoral research at Cornell University.

     JOSEPH RUBINFELD, PH.D. has served as a director of ANTIVIRALS since 1996. He has served as Chief Executive Officer, President, Chief Scientific Officer and a director of SuperGen, Inc. since its inception in 1991. Dr. Rubinfeld was one of the four initial founders of Amgen, Inc. in 1980 and served as Vice President and Chief of Operations until 1983. From 1987 to 1990, he was Senior Director at Cetus Corporation. From 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Squibb (formerly Bristol-Myers International Corporation) in a variety of positions, most recently as Vice President and Director of Research and Development. He received his B.S. in Chemistry from C.C.N.Y., and his M.A. and Ph.D. degrees in Chemistry from Columbia University.

     BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     During 1997, ANTIVIRALS' Board of Directors held seven (7) meetings. Each incumbent director attended more than seventy-five percent (75%) of the aggregate of the total number of meetings held by the Board of Directors and the total number of meetings held by all committees of the Board on which he served during the period that he served.

     The Board of Directors has appointed a standing Audit Committee which, during the fiscal year ended December 31, 1997, conducted no meetings. The members of the Audit Committee currently are John A. Beaulieu and Nick Bunick. The Audit Committee reviews the scope of the independent annual audit, the independent public accountants' letter to the Board of Directors concerning the effectiveness of ANTIVIRALS' internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary. The Board of Directors also has appointed a Compensation Committee which reviews executive compensation and makes recommendations to the full Board regarding changes in compensation, and also administers ANTIVIRALS' stock option plans. During the fiscal year ended December 31, 1997, the Compensation Committee held two (2) meetings. The members of the Compensation Committee currently are John A. Beaulieu, James B. Hicks, Ph.D., and Joseph Rubinfeld, Ph.D.

     DIRECTOR COMPENSATION

     Directors who are not employees of ANTIVIRALS receive a nonqualified option to purchase 33,334 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of the grant pursuant to ANTIVIRALS' 1992 Stock Incentive Plan, which vest over four years. In addition, Dr. Rubinfeld is reimbursed for expenses for attendance at Board meetings.

     SCIENTIFIC ADVISORY COMMITTEE

     ANTIVIRALS has established relationships with a group of scientific advisors with expertise in their respective fields that complement ANTIVIRALS' product research and development. The following individuals serve on the Scientific Advisory Committee to ANTIVIRALS' Board of Directors:

     CHRISTOPHER K. MATHEWS, PH.D. is Chairman of the Scientific Advisory Committee. He is the Chairman of the Biochemistry-Biophysics Department at Oregon State University. Dr. Mathews received a B.A. from Reed College and a Ph.D. in Biochemistry from the University of Washington. He performed postdoctoral work in Biochemistry at the University of Pennsylvania. Dr. Mathews joined the Scientific Advisory Committee in 1994 and was a director of ANTIVIRALS from 1991 to 1994.

     STEVEN H. HEFENEIDER, PH.D. has been a staff immunologist at the Veterans Administration Medical Center in Portland, Oregon since 1985 and Research Associate Professor in the Department of Medicine at OHSU since 1987. He received a B.S. in biology from the University of Oregon, an M.S. in genetics from the University of Minnesota and a Ph.D. in Microbiology and Immunology from OHSU in 1981.

     DAVID J. HINRICHS, PH.D. is a Research Scientist at the Veterans Administration Medical Center in Portland, Oregon and a Professor of Microbiology and Immunology at OHSU. From 1976 to 1985 he was a Professor of Microbiology at Washington State University. He received a Ph.D. in Microbiology from the University of Arizona in 1967.

     JEFFREY D. HOSENPUD, M.D. has been Chief of Cardiology and a Professor of Medicine at the Medical College of Wisconsin in Milwaukee since 1994. Dr. Hosenpud was Professor of Medicine and Head of the Cardiac Transplant Medicine at OHSU from 1980 to 1994, and Medical Director for the Registry of the International Society for Heart & Lung Transplantation since 1993. Dr. Hosenpud completed his M.D. at the University of California, Los Angeles.

ITEM 10.   EXECUTIVE COMPENSATION

     SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation of ANTIVIRALS' Chief Executive Officer and each of the three (3) other most highly compensated executive officers of ANTIVIRALS (the "named executive officers") for the fiscal years ending December 31, 1997 and 1996.

                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                                            ------------------
                                                                                               SECURITIES
                                                             ANNUAL COMPENSATION               UNDERLYING
                                                    ------------------------------------      STOCK OPTIONS          ALL OTHER
            NAME AND PRINCIPAL POSITION                 YEAR         SALARY       BONUS          GRANTED          COMPENSATION(1)
-------------------------------------------------       ----         ------       -----          -------          ---------------
 Denis R. Burger, Ph.D.                                 1997        $216,650     $25,000         100,000              $3,558
    President and Chief Executive Officer(1)            1996         121,925                          --               2,443

 James E. Summerton, Ph.D.                              1997         120,333                      50,000               2,712
    President and Chief Scientific Officer(1)           1996          92,483                          --               2,712

 Alan P. Timmins                                        1997         130,400      25,000          50,000               2,265
    Chief Operating Officer and                         1996          76,959                          --               2,262
    Chief Financial Officer

 Dwight Weller, Ph.D.                                   1997        130, 817                      50,000               2,412
    Senior Vice President of                            1996          82,066                          --               2,412
    Chemistry and Manufacturing


------------------------------
(1) Dr. Summerton resigned in September, 1997 and Dr. Burger assumed the title of President at that time.

     STOCK OPTIONS

     The following table sets forth information concerning options granted to the named executives during the year ended December 31, 1997, under ANTIVIRALS' 1992 Stock Incentive Plan.



     OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                                                                        ANNUAL RATES OF STOCK
                            NUMBER OF                                                                  PRICE APPRECIATION FOR
                           SECURITIES          PERCENT OF TOTAL                                            OPTION TERM (2)
                       UNDERLYING OPTIONS      OPTIONS GRANTED    EXERCISE PRICE     EXPIRATION  ----------------------------------
        NAME               GRANTED (1)        EMPLOYEES IN 1997      PER SHARE          DATE            5%                10%
-------------------  ---------------------- --------------------- ---------------  ------------- ----------------  -----------------
John Beaulieu                             --                   --               --             --               --                --
Denis Burger                         100,000               19.91%            $6.38     06/12/2007         $410,601        $1,031,722
Gordon Duncan                         50,000                9.95%             6.90     06/12/2007          223,411           560,204
Patrick L. Iversen                   100,000               19.91%             6.69     09/11/2007          430,754         1,082,026
Alan Timmins                          50,000                9.95%             6.38     06/12/2007          205,300           515,861
Dwight Weller                         50,000                9.95%             6.38     06/12/2007          205,300           515,861
Nick Bunick                               --                   --               --             --               --                --
James B. Hicks                        33,334                6.64%             6.00     02/28/2007          125,781           318,755
Joseph Rubinfeld                          --                   --               --             --               --                --


------------------------------
(1) 15,000 options granted in 1997 for Dr. Duncan and options granted for Drs. Iversen and Hicks become exercisable starting 12 months after the grant date, with one-quarter of the options becoming exercisable at that time with an additional one-quarter of the options becoming exercisable on the second, third and fourth anniversary dates of the option grant, respectively. Options granted in 1997 for Dr. Duncan become exercisable starting 12 months after the grant date, with 5,000 options becoming exercisable at that time with an additional 5,000 options becoming exercisable on the second anniversary date of the option grant, 12,500 options becoming exercisable on the third anniversary of the option grant with the successful filing of an IND and 12,500 options becoming exercisable on the fourth anniversary of the option grant with the successful filing of an IND. All remaining options granted in 1997 become exercisable immediately on the grant date.

(2) The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the Common Stock compounded annually for a ten-year period. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the Common Stock will appreciate at any particular rate or at all in future years.

       OPTION EXERCISES AND HOLDINGS

       The following table provides information, with respect to the named executive officers, concerning the exercise of options during the year ended December 31, 1997, and unexercised options held as of December 31, 1997.


                                                                  NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                                       OPTIONS AT                           OPTIONS AT
                           SHARES                                  DECEMBER 31, 1997                  DECEMBER 31, 1997 (2)
                        ACQUIRED ON          VALUE        -----------------------------------   ---------------------------------
         NAME             EXERCISE       REALIZED (1)        EXERCISABLE       UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
 --------------------  --------------  -----------------  -----------------   ---------------    -------------      -------------
John Beaulieu                --                --             33,334                 --          $ 75,085                  --
Denis Burger                 --                --            465,735                 --           860,897                  --
Gordon Duncan                --                --                 --             50,000                --            $ 15,138
Patrick L. Iversen           --                --                 --            100,000                --              12,500
Alan Timmins                491          $  1,137            123,333             33,334           166,008              62,085
Dwight Weller                --                --            144,018                 --           229,233                  --
Nick Bunick                  --                --             33,334                 --            75,085                  --
James B. Hicks               --                --                 --             33,334                --              27,084
Joseph Rubinfeld             --                --              8,333             25,001             6,771              20,313


------------------------------
(1) The value realized is based on the difference between the market price at the time of exercise of the options and the applicable exercise price.

(2) Represents the total gain which would be realized if all in-the-money options held at December 31, 1997, were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the fair market value of $6.8125 per share at December 31, 1997. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.


       SECTION 16 REPORTS

       Section 16(a) of the Exchange Act requires ANTIVIRALS' directors and officers, and persons who own more than ten percent (10%) of a registered class of ANTIVIRALS' equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. Such persons also are required to furnish ANTIVIRALS with copies of all Section 16(a) reports they file.

       Based solely on its review of the copies of such reports received by it with respect to fiscal 1997, or written representations from certain reporting persons, ANTIVIRALS believes that all filing requirements applicable to its directors, officers and persons who own more than ten percent (10%) of a registered class of ANTIVIRALS' equity securities have been complied with for fiscal 1997, except for the late filing of Forms 3, upon the Company's becoming a registrant under the Securities Exchange Act of 1934, by John A. Beaulieu, Denis R. Burger, Ph.D., Alan P. Timmins, Dwight D. Weller, Ph.D., James E. Summerton, Ph.D., Nick Bunick, Joseph Rubinfeld, Ph.D., James B. Hicks, Ph.D., James E. Reinmuth, Ph.D., Frederick C. Pearson, and Donald R. Johnson.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the ownership of ANTIVIRALS Common Stock as of April 28, 1998, with respect to:
(i) each person known by ANTIVIRALS to beneficially own more than five percent (5%) of the outstanding shares of ANTIVIRALS Common Stock, (ii) each of ANTIVIRALS' directors, (iii) each of ANTIVIRALS' named executive officers and
(iv) all directors and executive officers as a group.


                                                         Shares      Percent of
                                                      Beneficially     Shares
 Name and Address of Beneficial Owner                   Owned (1)   Outstanding
 ------------------------------------                 ------------  -----------
 James E. Summerton, Ph.D. (2)                           2,394,587        21.5%
 2680 S.W. 3rd Street
 Corvallis, OR  97333

 John A. Beaulieu (3)                                      890,786         8.0%
 4370 N.E. Halsey, Suite 233
 Portland, OR  97213

 Oregon Resource and Technology (4)                        890,786         8.0%
 Development Fund
 4370 N.E. Halsey, Suite 233
 Portland, OR  97213

 Wayne Embree (5)                                          857,452         7.7%
 4370 N.E. Halsey, Suite 233
 Portland, OR  97213

 Denis R. Burger, Ph.D. (6)                                473,553         4.1%
 ANTIVIRALS Inc.
 1 S.W. Columbia, Suite 1105
 Portland, OR  97258

 Dwight D. Weller, Ph.D  (7)                               448,869         4.0%
 ANTIVIRALS Inc.
 4575 S.W. Research Way, Suite 200
 Corvallis, OR  97333

 Nick Bunick (8)                                           200,734         1.8%
 ANTIVIRALS Inc.
 1 S.W. Columbia, Suite 1105
 Portland, OR  97258

 Alan P. Timmins (9)                                       185,491         1.6%
 ANTIVIRALS Inc.
 1 S.W. Columbia, Suite 1105
 Portland, OR  97258

 James B. Hicks, Ph.D. (10)                                  8,333           *
 ANTIVIRALS Inc.
 1 S.W. Columbia, Suite 1105
 Portland, OR  97258

 Joseph Rubinfeld, Ph.D. (11)                               16,667           *
 ANTIVIRALS Inc.
 1 S.W. Columbia, Suite 1105
 Portland, OR  97258

 All executive officers and directors as a group         4,624,019        38.5%
 (10 persons)

-------------------------
*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of April 28, 1998, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2) Includes 727,154 shares held jointly or by others over which Dr. Summerton exercises voting and investment power.

(3) Includes 33,334 shares subject to options exercisable within sixty (60) days of April 28, 1998, of which Mr. Beaulieu is the record owner. ORTDF is the beneficial owner of all of the 33,334 options for which Mr. Beaulieu is the record owner. Includes 857,452 shares of Common Stock issued to Cascadia Pacific Management, LLC for the benefit of ORTDF.

(4) Includes 33,334 shares subject to options held of record by Mr. Beaulieu and exercisable within sixty (60) days of April 28, 1998, and 957,942 shares issued to Cascadia Pacific Management, LLC for the benefit of ORTDF. See Note 3 above.

(5) Includes 957,452 shares of Common Stock issued to Cascadia Pacific Management, LLC for the benefit of ORTDF.

(6) Includes 34,434 shares held by Sovereign Ventures, LLC, a limited liability company in which Dr. Burger is a general partner. Also includes 432,402 shares subject to options exercisable within sixty (60) days of April 28, 1998.

(7) Includes 247,634 shares held jointly or by others over which Dr. Weller exercises voting and investment power, 172,018 shares subject to options exercisable by Dr. Weller and 2,551 shares subject to options exercisable by Dr. Weller's spouse within sixty (60) days of April 28, 1998.

(8) Includes 50,667 shares held jointly or by others over which Mr. Bunick exercises voting and investment power. Includes 33,334 shares subject to options exercisable within sixty (60) days of April 28, 1998.

(9) Includes 185,000 shares subject to options exercisable within sixty (60) days of April 28, 1998.

(10) Includes 8,334 shares subject to options exercisable within sixty (60) days of April 28, 1998.

(11) Includes 16,667 shares subject to options exercisable within sixty (60) days of April 28, 1998.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     James E. Summerton, Ph.D., the former President, former Chief Scientific Officer, and a former director of the Company, is the general partner of Anti-Gene Development Group ("AGDG"), and was the general partner of NEU-GENE Development Group ("NGDG"). AGDG was founded in 1981 and NGDG was founded in 1984 to own and fund the Company's development of gene-targeted therapeutics and NEU-GENE technology. NGDG and AGDG were combined in 1989, with AGDG as the surviving entity. The Company entered into numerous research and development contracts with AGDG and NGDG, all of which were completed or were superseded by the Technology Transfer Agreement described below.

     On February 9, 1993, the Company and AGDG entered into a Technology Transfer Agreement wherein effective May 19, 1993, AGDG conveyed all intellectual property in its control related to antisense technology (the "Intellectual Property") to the Company. As part of the conveyance, the Company tendered to AGDG for liquidation all partnership units received pursuant to an exchange offer and received a 49.37 percent undivided interest in the intellectual property. The Company then purchased the remaining undivided interest in the Intellectual Property in consideration of payments of 4.05% of gross revenues in excess of $200 million, if any, sales of products by the Company which would, in the absence of the Technology Transfer Agreement, infringe a valid claim under any patent transferred to the Company (the "Technology Fees"). The Company's obligation to make payments of the Technology Fees with respect to a particular product terminates upon the expiration of all patents transferred to the Company pursuant to the Technology Transfer Agreement related to that product.

     Pursuant to a License and Option Agreement by and between AGDG and the Company dated February 9, 1993 (the "License Agreement"), the Company granted to AGDG a royalty-free nonexclusive license to use the Intellectual Property for internal research and development and to sell small quantities of products incorporating the Intellectual Property. In addition, if AGDG develops any specific prototype products which incorporate any of the Intellectual Property, the Company has the right to commercialize and market such products in consideration of payments of 4.05% of gross revenues, in excess of the $200 million exemption for all products utilizing the Intellectual Property, to AGDG. If the Company elects not to commercialize the proposed AGDG product or fails to meet certain product development milestones, the Company is required to grant AGDG a license to develop and market the proposed product (an "AGDG License"). The Company is entitled to payments for the AGDG license but only if the proposed product incorporates patented improvements developed by the Company to the Intellectual Property. The amount of the license fee payable to the Company by AGDG pursuant to an AGDG License, if any, is equal to the percentage payable to AGDG for products sold by the Company and covered by the Technology Transfer Agreement. AGDG also has the right to obtain an exclusive royalty-free license to use, develop, make, sell, distribute and sublicense products utilizing the Intellectual Property at such time as the Company has less than 10 full-time employees engaged in developing, testing or marketing products based upon the Intellectual Property for a period of at least 180 consecutive days.

     On January 20, 1997, AGDG and the Company amended the Technology Transfer Agreement to reduce the Technology Fees arising from the sale of diagnostic products from 4.05% to 2% and to remove the $200 million exemption with respect to sales of such diagnostic products. The Company also granted to AGDG royalty-bearing licenses to make, use and sell certain quantities of product derived from the Intellectual Property.

     Pursuant to an August 4, 1992, restatement of earlier agreements between Oregon Resource and Technology Development Fund ("ORTDF"), the Company, AGDG and Dr. Summerton, warrants to purchase 600,000 shares of the Company's Common Stock have been issued to ORTDF. John A. Beaulieu was president of ORTDF and a director of the Company at that time. The warrants held by ORTDF are currently exercisable at a purchase price of $.0003 per share. In connection with this issuance to ORTDF, they acquired certain rights to register such shares under the Securities Act. See "Description of Securities -- Registration Rights." In May 1993, ORTDF acquired warrants to purchase an additional 357,500 shares in exchange for 325 partnership units in AGDG conveyed to the Company. Such warrants carry no registration rights. In March 1996, ORTDF exercised its warrants in a cashless exercise for which ORTDF acquired 957,452 shares of the Company's Common Stock.

     Effective July 1, 1992, the Company entered into a consulting arrangement with a former director of the Company, pursuant to which the Company agreed to pay $3,500 per month for 24 months, and agreed to issue 11,000 shares of Common Stock of the Company for no additional consideration. Under this arrangement, and for services rendered prior to such date, the former director received $10,500 in 1994, $52,500 in 1993 (including a $10,500 advance on 1994 payments), and $69,500 in 1992.

     Donald R. Johnson, Ph.D., a director of the Company, performed consulting services and incurred reimbursable expenses for the Company for which he was paid approximately $7,000 in 1995, $13,500 in 1994, and $6,500 in 1993.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

EXHIBIT NO.    DESCRIPTION
-----------    -----------
   3.1         Third Restated Articles of Incorporation of ANTIVIRALS INC. (1)
   3.2         Bylaws of ANTIVIRALS INC. (1)
   4.1         Form of Specimen Certificate for Common Stock (1)
   4.2         Form of Warrant for Purchase of Common Stock (1)
   4.3         Form of Warrant Agreement (1)
   4.4         Form of Representative's Warrant (1)
  10.1         1992 Stock Incentive Plan (1)
  10.2         Employment Agreement with Denis R. Burger, Ph.D., dated
               November 4, 1996 (1)
  10.3         Employment Agreement with James Summerton, Ph.D., dated
               November 4, 1996 (1)
  10.4         Employment Agreement with Alan P. Timmins, dated November 4,
               1996 (1)
  10.5         Employment Agreement with Dwight Weller, Ph.D., dated November 4,
               1996 (1)
  10.6         Technology Transfer Agreement between Anti-Gene Development Group and ANTIVIRALS INC., dated February 9, 1992 (1)
  10.7         Amendment to Technology Transfer Agreement between Anti-Gene
               Development Group and ANTIVIRALS INC., dated January 20, 1996 (1)
  10.8         License and Option Agreement between Anti-Gene Development Group and ANTIVIRALS INC., dated February 9, 1993 (1)
  10.9         Commercial Lease between Research Way Investments, Landlord, and
               ANTIVIRALS INC., Tenant, dated June 15, 1992 (1)
  10.10        Lease between Benjamin Franklin Plaza, Inc., Landlord, and
               ANTIVIRALS INC., Tenant, dated June 17, 1992 (1)
  10.11        First Amendment to Lease between Benjamin Franklin Plaza, Inc.,
               Landlord, and ANTIVIRALS INC., Tenant, dated July 24, 1995 (1)
  10.12        Employment Agreement with Patrick L. Iversen, Ph.D., dated
               July 14, 1997 (2)
  23.0         Consent of Arthur Andersen LLP (2)
  27.0         Financial Data Schedule (2)

     -------------------------
     (1) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2, as amended and filed with the Securities and Exchange Commission on May 29, 1997 (Commission Registration No. 333-20513).

     (2) Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and filed with the Securities and Exchange Commission on March 30, 1998.


     REPORTS ON FORM 8-K

     On November 6, 1997, the Company filed the following current report on Form 8-K under Item 5 -- Other Events:

               DATE OF REPORT                TOPIC
               --------------                -----

               November 6, 1997    Signing of a Letter of Intent to acquire
                                   IMMUNOTHERAPY Corporation


SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:   April 30, 1998.



                                   ANTIVIRALS INC.



                                   By:  /s/ Denis R. Burger, Ph.D.
                                        ----------------------------------------
                                        Denis R. Burger, Ph.D.
                                        Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated, on April 30, 1998:


Signature:                              Title:

/s/ DENIS R. BURGER, PH.D.              President, Chief Executive Officer and
-------------------------------         Director (Principal Executive Officer)
Denis R. Burger, Ph.D.


                                        Chief Operating Officer, Chief Financial
/s/ ALAN P. TIMMINS                     Officer (Principal Financial and
-------------------------------         Accounting Officer), and Director
Alan P. Timmins


/s/ PATRICK L. IVERSEN, PH.D.           Vice President of Research and
-------------------------------         Development,
Patrick L. Iversen, Ph.D.               and Director


/s/ DWIGHT D. WELLER, PH.D.             Senior Vice President of Chemistry and
-------------------------------         Manufacturing, and Director
Dwight D. Weller, Ph.D.


/s/ JOHN A. BEAULIEU                    Chairman of the Board
-------------------------------
John A. Beaulieu


/s/ NICK BUNICK                         Director
-------------------------------
Nick Bunick


/s/ JAMES B. HICKS, PH.D.               Director
-------------------------------
James B. Hicks, Ph.D.


/s/ JOSEPH RUBINFELD, PH.D.             Director
-------------------------------
Joseph Rubinfeld, Ph.D.