Form 10QSB
period 1998-03-31
ANTIVIRALS INC
filed 1998-05-12
CIK 873303

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              -----------------------
                                    FORM 10-QSB
                              -----------------------
     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                   For the quarterly period ended March 31, 1998
                                         OR
              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE EXCHANGE ACT
                   For the transition period from      to
                                                 ------   ---------
                           Commission file number 0-22613

                                  ---------------

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

                                 ----------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X                        No
                       -----                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                         11,166,434
         (Class)                               (Outstanding at May 1, 1998)

------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ---    ---
------------------------------------------------------------------------------

                                  ANTIVIRALS INC.
                                    FORM 10-QSB
                                       INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - March 31, 1998 and December 31, 1997               2

         Statements of Operations - Three Months Ended March 31,
         1998 and 1997 and from July 22, 1980 (Inception)
         to March 31, 1998                                                   3

         Statements of Cash Flows - Three Months Ended March 31, 1998
         and 1997 and from July 22, 1980 (Inception) to March 31, 1998       4

         Notes to Financial Statements                                       5

Item 2.  Management's Discussion and Analysis or Plan of Operation           7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    8

Signatures                                                                   9


                                                             March 31,       December 31,
                                                               1998             1997
                                                           ------------     -------------
ASSETS
Current Assets:
    Cash and cash equivalents                            $  15,790,550     $  17,638,936
    Other current assets                                       549,260            19,042
                                                           ------------     -------------
        Total Current Assets                                16,339,810        17,657,978

Property and Equipment, net of accumulated
       depreciation and amortization of $2,301,158
       and $2,262,755                                          403,660           438,820
Patent Costs, net of accumulated amortization of
       $233,773 and $218,773                                   560,825           553,063
Deferred Acquisition Costs                                     192,201           102,506
Other Assets                                                    29,847            29,847
                                                           ------------     -------------
        Total Assets                                     $  17,526,343     $  18,782,214
                                                           ------------     -------------
                                                           ------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                     $     302,189     $     219,083
    Accrued liabilities                                        179,247           245,369
                                                           ------------     -------------
        Total Current Liabilities                              481,436           464,452

Shareholders' Equity:
    Preferred Stock, $.0001 par value, 2,000,000
      shares authorized; none issued and outstanding                 -             -
    Common stock, $.0001 par value, 50,000,000
      shares authorized; 11,158,951 and 11,125,617
      issued and outstanding                                     1,116             1,113
    Additional paid-in capital                              34,510,122        34,358,122
    Deficit accumulated during the development stage       (17,466,331)      (16,041,473)
                                                           ------------     -------------
       Total Shareholders' Equity                           17,044,907        18,317,762
                                                           ------------     -------------
       Total Liabilities and Shareholders' Equity        $  17,526,343     $  18,782,214
                                                           ------------     -------------
                                                           ------------     -------------



                                                                   Three months ended
                                                             -------------------------------   July 22, 1980
                                                              March 31,            March 31,   (Inception) to
                                                                1998                 1997      March 31, 1998
                                                             ----------           ----------   --------------
Revenues, from grants and research contracts               $     5,650          $      -       $     709,492

Operating expenses:
    Research and development                                 1,294,264             451,723        13,043,010
    General and administrative                                 306,965             170,028         6,138,761
                                                          -------------        ------------    --------------
                                                             1,601,229             621,751        19,181,771

Other Income:
    Interest income, net                                       170,721              29,055           909,198
    Realized gain on sale of short-term investments                  -                   -            96,750
                                                          -------------        ------------    --------------
                                                               170,721              29,055         1,005,948
                                                          -------------        ------------    --------------
Net loss                                                  $ (1,424,858)        $  (592,696)   $  (17,466,331)
                                                          -------------        ------------    --------------
                                                          -------------        ------------    --------------
Net loss per share - basic and diluted                        $  (0.13)           $  (0.07)
                                                          -------------        ------------
                                                          -------------        ------------
Weighted average number of common shares
outstanding for computing basic and diluted
earnings per share                                          11,147,840         8,233,548
                                                          -------------        ------------
                                                          -------------        ------------




                                                                                                          For the Period
                                                                     Three months ended March 31,         July 22, 1980
                                                                   ----------------------------------     (Inception) to
                                                                         1998                1997         March 31, 1998
                                                                   ----------------    --------------     --------------
Cash  flows from operating activities:
Net loss                                                           $  (1,424,858)        $  (592,696)     $  (17,466,331)
  Adjustments to reconcile net loss to net cash
    flows used in operating activities:
     Depreciation and amortization                                        56,673             132,016           2,573,780
     Realized gain on sale of short-term
       investments - available for sale                                     -                   -                (96,750)
     Compensation expense on issuance of common stock
        and partnership units                                               -                   -                182,392
     Compensation expense on issuance of options and
        warrants to purchase common stock or
        partnership units                                                   -                   -                562,353
     Conversion of interest accrued to common stock                         -                   -                  7,860
     (Increase) decrease in:
       Other current assets                                             (530,218)               -               (549,260)
       Other assets                                                         -                   -                (29,847)
     Net increase in accounts payable and
       accrued liabilities                                                16,984              43,280             481,436
                                                                   -------------        ------------      --------------
        Net cash used in operating activities                         (1,881,419)           (417,400)        (14,334,367)

Cash flows from investing activities:
   Proceeds from sale or redemption of short-term                           -                 30,000             247,750
   investments
   Purchase of property and equipment                                     (6,513)            (55,337)         (2,743,667)
   Patent costs                                                          (22,762)            (23,649)           (794,598)
   Deferred acquisition costs                                            (89,695)              -                (192,201)
                                                                   -------------        ------------      --------------
        Net cash used in investing activities                           (118,970)            (48,986)         (3,482,716)

Cash flows from financing activities:
   Proceeds from sale of common stock, warrants, and
   partnership units, net of offering costs, and
     exercise of options                                                 152,003            (239,492)         33,993,070
   Buyback of common stock pursuant to rescission                           -                  -                (288,795)
     offering
Withdrawal of partnership net assets                                        -                  -                (176,642)
   Issuance of convertible debt                                             -                  -                  80,000
                                                                   -------------        ------------      --------------
        Net cash provided by (used in) financing                         152,003            (239,492)         33,607,633
          activities
Increase (decrease) in cash and cash equivalents                      (1,848,386)           (705,878)         15,790,550

Cash and cash equivalents:
   Beginning of period                                                17,638,936           3,011,229                -
                                                                   -------------        ------------      --------------
   End of period                                                   $  15,790,550        $  2,305,351       $  15,790,550
                                                                   -------------        ------------      --------------
                                                                   -------------        ------------      --------------

                                  ANTIVIRALS INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The financial information included herein for the three-month periods ended March 31, 1998 and 1997 and the financial information as of March 31, 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from AntiVirals Inc.'s (the Company's) Form 10-KSB. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  EARNINGS PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of
common shares and dilutive common equivalent shares outstanding.   Prior
period amounts have been restated to conform with the presentation requirements of SFAS 128. Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive. This restatement to conform with the presentation requirements of SFAS 128 resulted in no change to previously reported numbers.


Three Months Ended March 31,                         1998           1997
--------------------------------------------    -------------   -------------
Net loss                                         $(1,424,858)     $(592,696)
Weighted average number of shares of
common stock and common stock equivalents
outstanding:
Weighted average number of common shares
outstanding for computing basic earnings
per share                                         11,147,840      8,233,548
Dilutive effect of warrants and stock
options after application of the treasury
stock method                                               *              *
                                               -------------- -------------
Weighted average number of common shares
outstanding for computing diluted earnings
per share                                         11,147,840      8,233,548
                                               -------------- -------------
                                               -------------- -------------
Net loss per share - basic and diluted                $(0.13)        $(0.07)
                                               -------------- -------------
                                               -------------- -------------

* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:


Three Months Ended March 31,                         1998           1997
----------------------------------------------  --------------   ------------
Warrants and stock options                         4,593,497      1,584,606

NOTE 3.  OTHER CURRENT ASSETS
The balance in other current assets consists primarily of advances to ImmunoTherapy Corporation in anticipation of completing the acquisition thereof.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company's Securities and Exchange Commission filings.

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of March 31, 1998, the Company's accumulated deficit was $17,466,331.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED WITH QUARTER ENDED MARCH 31, 1998. Operating expenses increased from $621,751 in 1997 to $1,601,229 in 1998 due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, and to broaden the Company's investor and public relations efforts due to its change in status to a public company in mid-1997. Net interest income increased from $29,055 in 1997 to $170,721 in 1998 due to earnings on increased cash balances, which consisted of proceeds from the initial public offerings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $15,790,550 at March 31, 1998, compared with $17,638,936 at December 31, 1997. The decrease of $1,848,386 was primarily due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, to broaden the Company's investor and public relations efforts due to its change in status to a public company in mid-1997, and to advance funding to ImmunoTherapy Corporation as part of its acquisition thereof.

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

EXHIBIT NO.
     27   Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 12, 1998           ANTIVIRALS INC.


                              By: /s/ DENIS R. BURGER, Ph.D.
                                 ------------------------------
                              Denis R. Burger, Ph.D.
                              President, Chief Executive Officer
                              and Director
                              (Principal Executive Officer)


                              By: /s/ ALAN P. TIMMINS
                                 ------------------------------
                              Alan P. Timmins
                              Chief Operating Officer,
                              Chief Financial Officer and Director
                              (Principal Financial and Accounting Officer)