Form 10QSB
period 1998-06-30
ANTIVIRALS INC
filed 1998-08-11
CIK 873303

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                   -------------
                                    FORM 10-QSB
                                   -------------

                (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998
                                         OR
              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE EXCHANGE ACT
                 For the transition period from      to

                           Commission file number 0-22613

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.          Yes __X__      No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock without par value                    11,189,841
                   (Class)                    (Outstanding at August 3, 1998)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes___  No  X_

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ANTIVIRALS INC.
                                    FORM 10-QSB
                                       INDEX


PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

Item 1.   Financial Statements
          Balance Sheets - June 30, 1998 and December 31, 1997            2

          Statements of Operations - Three and Six Months Ended
          June 30, 1998 and 1997 and from July 22, 1980 (Inception)
          to June 30, 1998                                                3

          Statements of Cash Flows - Six Months Ended June 30, 1998
          and 1997 and from July 22, 1980 (Inception) to June 30, 1998    4

          Notes to Financial Statements                                   5

Item 2.   Management's Discussion and Analysis or Plan of Operation       6

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                8

Signatures                                                                9



                                                       June 30,    December 31,
                                                         1998          1997
                                                     ------------  ------------
ASSETS
Current Assets:
    Cash and cash equivalents                        $ 13,195,011  $ 17,638,936
    Other current assets                                1,256,654        19,042
                                                     ------------  ------------
        Total Current Assets                           14,451,665    17,657,978

Property and Equipment, net of accumulated
    depreciation and amortization of $2,324,746
    and $2,262,755                                        395,048       438,820
Patent Costs, net of accumulated amortization of
       $251,773 and $218,773                              612,162       553,063
Deferred Acquisition Costs                                345,760       102,506
Other Assets                                               29,847        29,847
                                                     ------------  ------------
        Total Assets                                 $ 15,834,482  $ 18,782,214
                                                     ------------  ------------
                                                     ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                 $    366,475  $    219,083
    Accrued liabilities                                    67,617       245,369
                                                     ------------  ------------
        Total Current Liabilities                         434,092       464,452

Shareholders' Equity:
    Preferred Stock, $.0001 par value, 2,000,000
      shares authorized; none issued and outstanding            -           -
    Common stock, $.0001 par value, 50,000,000
      shares authorized; 11,168,841 and 11,125,617
      issued and outstanding                                1,117         1,113
    Additional paid-in capital                         34,525,068    34,358,122
    Deficit accumulated during the development stage  (19,125,795)  (16,041,473)
                                                     ------------  ------------
       Total Shareholders' Equity                      15,400,390    18,317,762
                                                     ------------  ------------
       Total Liabilities and Shareholders' Equity    $ 15,834,482  $ 18,782,214
                                                     ------------  ------------
                                                     ------------  ------------


                                                                                                                    July 22, 1980
                                                       Three months ended June 30,    Six months ended June 30,    (Inception) to
                                                             1998         1997          1998           1997        June 30, 1998
                                                      -----------    -----------     -----------    -----------     ------------
Revenues, from grants and research contracts          $     6,153    $     3,754     $    11,803    $     3,754     $    715,645

Operating expenses:
    Research and development                            1,304,174        921,930       2,598,439      1,373,653       14,347,185
    General and administrative                            504,985        410,112         811,950        580,140        6,643,746
                                                        1,809,159      1,332,042       3,410,389      1,953,793       20,990,931

Other Income:
    Interest income, net                                  143,543         62,893         314,264         91,948        1,052,741
    Realized gain on sale of short-term investments             -              -               -              -           96,750
                                                          143,543         62,893         314,264         91,948        1,149,491

Net loss                                              $(1,659,463)   $(1,265,395)    $(3,084,322)   $(1,858,091)    $(19,125,795)
                                                      -----------    -----------     -----------    -----------     ------------
                                                      -----------    -----------     -----------    -----------     ------------
Net loss per share - basic and diluted                $     (0.15)   $     (0.13)    $     (0.28)   $     (0.20)
                                                      -----------    -----------     -----------    -----------
                                                      -----------    -----------     -----------    -----------

Weighted average number of common shares
outstanding for computing basic and diluted
earnings per share                                     11,166,536      9,387,998      11,157,240     9,085,566
                                                      -----------    -----------     -----------    -----------
                                                      -----------    -----------     -----------    -----------


                                                                                                                For the Period
                                                                                                                 July 22, 1980
                                                                           Six months ended June 30,            (Inception) to
                                                                           1998                  1997           June 30, 1998
                                                                        -------------     -------------       ---------------
Cash flows from operating activities:
Net loss                                                                $  (3,084,322)    $  (1,858,091)      $  (19,125,795)
   Adjustments to reconcile net loss to net cash flows
      used in operating activities:
         Depreciation and amortization                                        107,040           265,032            2,624,147
         Realized gain on sale of short-term investments -
            available for sale                                                      -                 -              (96,750)
         Compensation expense on issuance of common
            stock and partnership units                                             -                 -              182,392
         Compensation expense on issuance of options and
            warrants to purchase common stock or partnership units                  -            98,802              562,353
         Conversion of interest accrued to common stock                             -                 -                7,860
         (Increase) decrease in:
            Other current assets                                           (1,237,612)             (763)          (1,256,654)
            Other assets                                                            -                 -              (29,847)
         Net increase (decrease) in accounts payable and
             accrued liabilities                                              (30,360)          562,544              434,092
               Net cash used in operating activities                       (4,245,254)         (932,476)         (16,698,202)

Cash flows from investing activities:
   Proceeds from sale or redemption of short-term investments                       -            30,000              247,750
   Purchase of property and equipment                                         (30,268)          (75,489)          (2,767,422)
   Patent costs                                                               (92,099)         (105,840)            (863,935)
   Deferred acquisition costs                                                (243,254)                -             (345,760)
               Net cash used in investing activities                         (365,621)         (151,329)          (3,729,367)

Cash flows from financing activities:
   Proceeds from sale of common stock, warrants, and
     partnership units, net of offering costs, and exercise of
     options                                                                  166,950        15,628,469           34,008,017

   Buyback of common stock pursuant to rescission offering                          -                 -             (288,795)
   Withdrawal of partnership net assets                                             -                 -             (176,642)
   Issuance of convertible debt                                                     -                 -               80,000
                                                                        -------------     -------------       ---------------
               Net cash provided by financing activities                      166,950        15,628,469           33,622,580

Increase (decrease) in cash and cash equivalents                           (4,443,925)       14,544,664           13,195,011

Cash and cash equivalents:
   Beginning of period                                                     17,638,936         3,011,229                 -
                                                                        -------------     -------------       ---------------
   End of period                                                        $  13,195,011     $  17,555,893        $  13,195,011
                                                                        -------------     -------------       ---------------
                                                                        -------------     -------------       ---------------

                                  ANTIVIRALS INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the three and six-month periods ended June 30, 1998 and 1997 and the financial information as of June 30, 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from AntiVirals Inc.'s (the Company's) Form 10-KSB. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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


   Three Months Ended June 30,                           1998           1997
   ---------------------------                       -----------    -----------
   Net loss                                          $(1,659,463)   $(1,265,395)
   Weighted average number of shares of
   common stock and common stock equivalents
   outstanding:
   Weighted average number of common shares
   outstanding for computing basic earnings per
   share                                              11,166,536      9,387,998
   Dilutive effect of warrants and stock options
   after application of the treasury stock method              *              *
                                                     -----------    -----------
   Weighted average number of common shares
   outstanding for computing diluted earnings
   per share                                          11,166,536      9,387,998
                                                     -----------    -----------
                                                     -----------    -----------
   Net loss per share - basic and diluted                 $(0.15)        $(0.13)
                                                     -----------    -----------
                                                     -----------    -----------



   Six Months Ended June 30,                             1998           1997
   ---------------------------                       -----------    -----------
   Net loss                                          $(3,084,322)   $(1,858,091)
   Weighted average number of shares of
   common stock and common stock equivalents
   outstanding:
   Weighted average number of common shares
   outstanding for computing basic earnings
   per share                                          11,157,240      9,085,566
   Dilutive effect of warrants and stock options
   after application of the treasury stock method              *              *
                                                     -----------    -----------
   Weighted average number of common shares
   outstanding for computing diluted earnings
   per share                                          11,157,240      9,085,566
                                                     -----------    -----------
                                                     -----------    -----------
   Net loss per share - basic and diluted                 $(0.28)        $(0.20)
                                                     -----------    -----------
                                                     -----------    -----------


* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:



   Three Months Ended June 30,                           1998           1997
   ---------------------------                       -----------    -----------

   Warrants and stock options                          4,583,607      4,325,028


   Six Months Ended June 30,                              1998           1997
   ---------------------------                       -----------    -----------
   Warrants and stock options                          4,583,607      4,325,028


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

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of June 30, 1998, the Company's accumulated deficit was $19,125,795.

RESULTS OF OPERATIONS

Operating expenses increased to $1,809,159 in the second quarter of 1998 from $1,332,042 in the second quarter of 1997 and to $3,410,389 for the six months ended June 30, 1998 from $1,953,793 for the comparable period of 1997 due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, and to broaden the Company's investor and public relations efforts due to its change in status to a public company in mid-1997. Net interest income increased to $143,543 in the second quarter of 1998 from $62,893 in the second quarter of 1997 and to $314,264 for the six months ended June 30, 1998 from $91,948 for the comparable period in 1997 due to earnings on increased cash balances, which consisted of proceeds from the initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $13,195,011 at June 30, 1998, compared with $17,638,936 at December 31, 1997. The decrease of $4,443,925 was primarily due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, to broaden the Company's investor and public relations efforts due to its change in status to a public company in mid-1997, and to advance funding to ImmunoTherapy Corporation as part of the Company's acquisition thereof.

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

YEAR 2000

The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer systems, devices, applications and manufacturing equipment (collectively, "Computer Systems") to identify those areas that could be affected by Year 2000 noncompliance. Additionally, the Company has appointed a program manager for Year 2000 compliance and is presently assessing in detail the affected Computer Systems and is reviewing the need to develop plans to address the required modifications. The Company presently intends to utilize internal and external resources to identify, correct or reprogram and test its Computer Systems for Year 2000 compliance. The total cost associated with Year 2000 compliance is not anticipated to be material to the Company's financial position or results of operation in any given year. The Company has not communicated with many of its suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements, although the Company does intend to communicate with key Third Party Businesses. In addition, the Company has not determined the impact, if any, on its operations if Third Party Businesses fail to comply with Year 2000 requirements. The Company accordingly cannot predict the extent of any such impact.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as a part of this report is listed below and this list constitutes the exhibit index.


Exhibit No.
-----------
     27      Financial Data Schedule


(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 3, 1998             ANTIVIRALS INC.


                                   By: /s/ DENIS R. BURGER, Ph.D.
                                       --------------------------
                                   Denis R. Burger, Ph.D.
                                   President, Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)


                                   By: /s/ ALAN P. TIMMINS
                                       --------------------------
                                   Alan P. Timmins
                                   Chief Operating Officer,
                                   Chief Financial Officer and Director
                                   (Principal Financial and Accounting Officer)


9