Form 10QSB
period 1998-09-30
AVI BIOPHARMA INC
filed 1998-11-13
CIK 873303

--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                               ------------------------
                                     FORM 10-QSB
                               ------------------------

          (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1998
                                         OR
              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE EXCHANGE ACT
             For the transition period from     ________ to _________

                           Commission file number 0-22613

                                 ------------------

                                AVI BIOPHARMA, INC.
               (Exact name of registrant as specified in its charter)

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

                                 ------------------

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES  X    NO
                             ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Common stock without par value                          13,338,644
              (Class)                          (Outstanding at november 9, 1998)

--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (check one):  Yes___  No  X_

--------------------------------------------------------------------------------

                                AVI BIOPHARMA, INC.
                                    FORM 10-QSB
                                       INDEX



PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----

Item 1. Financial Statements

        Balance Sheets - September 30, 1998 and December 31, 1997         2

        Statements of Operations - Three and Nine Months Ended
        September 30, 1998 and 1997 and from July 22, 1980
        (Inception) to September 30, 1998                                 3

        Statements of Cash Flows - Nine Months Ended September 30,
        1998 and 1997 and from July 22, 1980 (Inception) to               4
        September 30, 1998

        Notes to Financial Statements                                     5

Item 2. Management's Discussion and Analysis or Plan of Operation         7


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders               9

Item 6. Exhibits and Reports on Form 8-K                                 10

Signatures                                                               12

                                 AVI BIOPHARMA, INC.
                            (A Development Stage Company)
                                    BALANCE SHEETS


                                                           September 30,               December 31,
                                                               1998                       1997
                                                          --------------             --------------
ASSETS
Current Assets:
  Cash and cash equivalents                               $   10,928,671             $   17,638,936
  Other current assets                                           525,147                     19,042
                                                          --------------             --------------
      Total Current Assets                                    11,453,818                 17,657,978

Property and Equipment, net of accumulated
     depreciation and amortization of $2,354,830
     and $2,262,755                                              390,498                    438,820
Patent Costs, net of accumulated amortization of
     $271,273 and $218,773                                       702,103                    553,063
Deferred Acquisition Costs                                        -                         102,506
Other Assets                                                      29,847                     29,847
                                                          --------------             --------------
     Total Assets                                         $   12,576,266             $   18,782,214
                                                          --------------             --------------
                                                          --------------             --------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $      916,333             $      219,083
  Accrued liabilities                                            252,527                    245,369
                                                          --------------             --------------
     Total Current Liabilities                                 1,168,860                    464,452


Shareholders' Equity:
  Preferred Stock, $.0001 par value, 2,000,000
    shares authorized; none issued and outstanding                -                         -
  Common stock, $.0001 par value, 50,000,000
    shares authorized; 13,338,644 and 11,125,617
   issued and outstanding                                          1,334                      1,113
  Additional paid-in capital                                  51,789,824                 34,358,122
  Deficit accumulated during the development stage           (40,383,752)               (16,041,473)
                                                          --------------             --------------
     Total Shareholders' Equity                               11,407,406                 18,317,762
                                                          --------------             --------------
     Total Liabilities and Shareholders' Equity           $   12,576,266             $   18,782,214
                                                          --------------             --------------
                                                          --------------             --------------



         The accompanying notes are an integral part of these balance sheets.

                                 AVI BIOPHARMA, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS


                                                                                                                  July 22, 1980
                                              Three months ended September 30, Nine months ended September 30,  (Inception) to
                                                   1998            1997             1998            1997        September 30, 1998
                                               ------------     ------------    ------------    ------------    ------------------
Revenues, from grants and research contracts   $      4,977     $      5,345    $     16,780    $      9,100    $          720,622

Operating expenses:
  Research and development                        1,549,133          748,550       4,147,572       2,122,203            15,896,318
  General and administrative                        366,637          294,418       1,178,587         874,558             7,010,383
  Acquired in-process research and
    development                                  19,476,091           -           19,476,091          -                 19,476,091
                                               ------------     ------------    ------------    ------------    ------------------
                                                 21,391,861        1,042,968      24,802,250       2,996,761            42,382,792

Other Income:
  Interest income, net                              128,927           92,988         443,191         184,936             1,181,668
  Realized gain on sale of short-term
    investments                                      -                -               -               -                     96,750
                                               ------------     ------------    ------------    ------------    ------------------
                                                    128,927           92,988         443,191         184,936             1,278,418
                                               ------------     ------------    ------------    ------------    ------------------

Net loss                                       $(21,257,957)    $   (944,635)   $(24,342,279)   $ (2,802,725)   $      (40,383,752)
                                               ------------     ------------    ------------    ------------    ------------------
                                               ------------     ------------    ------------    ------------    ------------------

Net loss per share - basic and diluted         $      (1.84)    $      (0.09)   $      (2.16)   $      (0.29)
                                               ------------     ------------    ------------    ------------
                                               ------------     ------------    ------------    ------------

Weighted average number of common shares
outstanding for computing basic and diluted
loss per share                                   11,539,885       11,012,743      11,286,190       9,735,018
                                               ------------     ------------    ------------    ------------
                                               ------------     ------------    ------------    ------------



         The accompanying notes are an integral part of these statements.

                                 AVI BIOPHARMA, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS


                                                                                                                 For the Period
                                                                            Nine months ended September 30,     July 22, 1980
                                                                            -------------------------------       (Inception) to
                                                                                1998             1997          September 30, 1998
                                                                            -------------    -------------     ------------------
Cash  flows from operating activities:
Net loss                                                                    $ (24,342,279)   $  (2,802,725)    $      (40,383,752)
 Adjustments to reconcile net loss to net cash flows
   used in operating activities:
     Depreciation and amortization                                                157,140          348,808              2,674,247
     Realized gain on sale of short-term investments -
         available for sale                                                        -                -                     (96,750)
     Compensation expense on issuance of common
         stock and partnership units                                               -                -                     182,392
     Compensation expense on issuance of options and
         warrants to purchase common stock or partnership units                    -                98,802                562,353
     Conversion of interest accrued to common stock                                -                -                       7,860
     Acquired in-process research and development                              19,476,091           -                  19,476,091
     (Increase) decrease in:
         Other current assets                                                    (506,105)          (8,754)              (525,147)
         Other assets                                                              -                -                     (29,847)
     Net increase in accounts payable and
         accrued liabilities                                                      704,408          489,715              1,168,860
                                                                            -------------    -------------     ------------------
           Net cash used in operating activities                               (4,510,745)      (1,874,154)           (16,963,693)

Cash flows from investing activities:
  Proceeds from sale or redemption of short-term investments                       -                30,000                247,750
  Purchase of property and equipment                                              (56,318)        (138,872)            (2,793,472)
  Patent costs                                                                   (201,540)        (112,491)              (973,376)
  Acquisition costs                                                            (2,126,535)          -                  (2,229,041)
                                                                            -------------    -------------     ------------------
           Net cash used in investing activities                               (2,384,393)        (221,363)            (5,748,139)

Cash flows from financing activities:
  Proceeds from sale of common stock, warrants, and
    partnership units, net of offering costs, and exercise of
    options                                                                       184,873       17,831,373             34,025,940
  Buyback of common stock pursuant to rescission offering                          -              (288,795)              (288,795)
  Withdrawal of partnership net assets                                             -                -                    (176,642)
  Issuance of convertible debt                                                     -                -                      80,000
                                                                            -------------    -------------     ------------------
           Net cash provided by financing activities                              184,873       17,542,578             33,640,503

Increase (decrease) in cash and cash equivalents                               (6,710,265)      15,447,061             10,928,671

Cash and cash equivalents:
  Beginning of period                                                          17,638,936        3,011,229              -
                                                                            -------------    -------------     ------------------
  End of period                                                             $  10,928,671    $  18,458,290     $       10,928,671
                                                                            -------------    -------------     ------------------
                                                                            -------------    -------------     ------------------



         The accompanying notes are an integral part of these statements.

                                 AVI BIOPHARMA, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The financial information included herein for the three and nine-month periods ended September 30, 1998 and 1997 and the financial information as of September 30, 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from AVI BioPharma, Inc.'s (the Company's) Form 10-KSB. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Company's net loss for the 1998 third quarter and nine month period include a one-time charge of $19,476,091, or $1.69 per share, for acquired in-process research and development, reflecting the recently completed acquisition of ImmunoTherapy Corporation (Note 3).


Three Months Ended September 30,                     1998             1997
---------------------------------------------    ------------     ------------
Net loss                                         $(21,257,957)    $   (944,635)
Weighted average number of shares of
common stock and common stock equivalents
outstanding:
Weighted average number of common shares
outstanding for computing basic earnings per
share                                              11,539,885       11,012,743
Dilutive effect of warrants and stock options
after application of the treasury stock method         *                *
                                                 ------------     ------------
Weighted average number of common shares
outstanding for computing diluted earnings per
share                                              11,539,885       11,012,743
                                                 ------------     ------------
                                                 ------------     ------------

Net loss per share - basic and diluted           $      (1.84)    $      (0.09)
                                                 ------------     ------------
                                                 ------------     ------------

Nine Months Ended September 30,                      1998             1997
---------------------------------------------    ------------     ------------
Net loss                                         $(24,342,279)    $(2,802,725)
Weighted average number of shares of common
stock and common stock equivalents
outstanding:
Weighted average number of common shares
outstanding for computing basic earnings per
share                                              11,286,190        9,735,018
Dilutive effect of warrants and stock options
after application of the treasury stock method         *               *
                                                 ------------     ------------
Weighted average number of common shares
outstanding for computing diluted earnings per
share                                              11,286,190        9,735,018
                                                 ------------     ------------
                                                 ------------     ------------
Net loss per share - basic and diluted           $      (2.16)    $      (0.29)
                                                 ------------     ------------
                                                 ------------     ------------

* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended September 30,                     1998             1997
---------------------------------------------    ------------     ------------
Warrants and stock options                          7,024,233        4,420,226

Nine Months Ended September 30,                      1998             1997
---------------------------------------------    ------------     ------------
Warrants and stock options                          7,024,233        4,420,226

NOTE 3.  ACQUISITION
On September 15, 1998, the Company acquired all of the equity of ImmunoTherapy Corporation (ITC), a privately held biotechnology company based in Seattle, Washington. ITC was in the process of developing a therapeutic vaccine targeting cancer. The preliminary purchase consideration consisted of 2,142,470 shares of AVI BioPharma common stock and 2,126,683 warrants to purchase AVI BioPharma common stock. The transaction was accounted for as a purchase. In connection with the purchase price allocation, the Company estimated that substantially all of the intangible assets consist of research and development projects in process. At that time, the development of these projects had not reached technology feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, a one-time charge for acquired in-process research and development of $19,476,091, or $1.69 per share, has been reflected in the accompanying financial statements.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the expected product sales of such products, and discounting the net cash flows to their present value using a risk-adjusted discount rate.

Remaining development efforts for the acquired R&D projects include various stages of clinical testing and development work to manufacture the product in accordance with functional and commercial specifications. If none of these products is successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

Unaudited pro forma combined statements of operations assume the ITC acquisition occurred at beginning of each period and exclude acquired in-process research and development are as follows:


Three Months Ended September 30,                     1998             1997
---------------------------------------------    ------------     ------------
Revenues                                         $      4,977     $      5,345

Net loss                                           (2,061,316)      (1,275,758)

Net loss per share - basic and diluted           $      (0.15)    $      (0.10)


Nine Months Ended September 30,                      1998             1997
---------------------------------------------    ------------     ------------
Revenues                                         $     16,780     $      9,100

Net loss                                           (5,816,317)      (3,796,095)

Net loss per share - basic and diluted           $      (0.44)    $      (0.32)



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

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of September 30, 1998, the Company's accumulated deficit was $40,383,752.

RESULTS OF OPERATIONS

Operating expenses increased to $21,391,861 in the third quarter of 1998 from $1,042,968 in the third quarter of 1997 and to $24,802,250 for the nine months ended September 30, 1998 from $2,996,761 for the comparable period of 1997 principally due in each case to a one-time charge of $19,476,091 for acquired in-process research and development reflecting the recently completed acquisition of ITC and increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. In connection with the purchase price allocation for ITC, the Company estimated the fair value of the intangible assets which indicated that the majority of all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development has been reflected in the accompanying financial statements.
The Company currently believes that the research and development efforts may result in commercially feasible products after at least 36 months and at an additional estimated cost of at least $10 million. Additionally, increased general and administrative costs were incurred to support the research expansion, and to broaden the Company's investor and public relations efforts due to its change in status to a public company in mid-1997. Net interest income increased to $128,927 in the third quarter of 1998 from $92,988 in the third quarter of 1997 and to $443,191 for the nine months ended September 30, 1998 from $184,936 for the comparable period in 1997 due to earnings on increased cash balances, which consisted of proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $10,928,671 at September 30, 1998, compared with $17,638,936 at December 31, 1997. The decrease of $6,710,265 was primarily due to payment of liabilities incurred by, and as part of the acquisition of ITC, increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, to broaden the Company's investor and public relations efforts due to its change in status to a public company in mid-1997, and to advance funding to ImmunoTherapy Corporation as part of the Company's acquisition thereof.

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

YEAR 2000

The Year 2000 issue results from computer programs operating incorrectly when the calendar year changes to January 1, 2000. Computer programs that have date-sensitive software may recognize a two-digit date using "00" as calendar year 1900 rather than the year 2000. This could result in system failure or miscalculations and could cause disruptions of operations, including, among other things, a temporary inability to engage in normal business activities.

The Company has evaluated its technology and data, including imbedded non-informational technology, used in the creation and development of its products and services and in its internal operations and has identified no significant Year 2000 issues. The core business systems are compliant, or a migration path to a compliant version will be in place by the year 2000. The Company has not incurred material costs and believes that future costs associated with addressing the Year 2000 issue will have an immaterial effect on the Company's financial results.

Although the Company has inquired of certain of its significant vendors as to the status of their Year 2000 compliance initiatives, no binding assurances have been received. The Company believes that parts and services used in normal operations can be obtained from multiple sources and therefore is not overly reliant on any single vendor. Failure of telephone service providers or other monopolistic utilities could have a significant detrimental effect on the Company's operations. There can be no assurances that such third parties will successfully address their own Year 2000 issues over which the Company has no control.


                            PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 31, 1998, at the Annual Meeting of the Company's Shareholders, the shareholders approved each of the proposals set forth in the Company's Proxy Statement dated August 7, 1998, briefly described below:

(i) The shareholders were asked to approve the issuance of shares of Common Stock and Warrants in connection with an Agreement and Plan of Reorganization relating to the merger of ImmunoTherapy Corporation with and into a subsidiary of the Company. The proposal was approved by the shareholders, as 6,298,337 votes were cast for the proposal, 193,578 votes were cast against, and 22,564 abstained.

(ii) The shareholders were requested to elect the following individuals to the Board of Directors:


               NOMINEE                     FOR          WITHHELD
               -------                     ---          --------
          James P. Hicks, Ph.D.         6,271,777        242,702
          Joseph Rubinfeld, Ph.D.       6,333,638        180,841
          Alan P. Timmins               6,259,596        254,883
          Dwight D. Weller, Ph.D.       6,333,315        181,164

The foregoing directors were approved.

(iii) The shareholders were asked to approve an amendment to the Company's 1992 Stock Incentive Plan to increase the shares reserved therefor. The proposal was approved by the shareholders, as 5,991,651 votes were cast for the proposal, 462,959 votes were cast against, and 59,869 abstained.

(iv) The shareholders were asked to approve the assumption of the ImmunoTherapy Corporation 1997 Stock Option Plan by the Company. The proposal was approved by the shareholders, as 6,232,919 votes were cast for the proposal, 228,664 votes were cast against, and 52,896 votes abstained.

(v) The shareholders were asked to approve an amendment to the Third Amended and Restated Articles of Incorporation of the Company, changing the name of the Company to AVI BioPharma, Inc. The proposal was approved by the shareholders, as 6,266,030 votes were cast for the proposal, 230,884 votes were cast against, and 18,065 votes abstained.

(vi)  The shareholders were asked to approve the selection of Arthur
Andersen LLP as the Company's independent auditors. The proposal was approved by the shareholders, as 6,375,751 votes were cast for the proposal, 108,916 votes were against, and 29,812 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as a part of this report is listed below and this list constitutes the exhibit index.

Exhibit No.
-----------
     27   Financial Data Schedule

(b) Reports on Form 8-K

On September 30, 1998, the Company filed the following current report on Form 8-K under Item 2. Acquisition or Disposition of Assets, Item 5. Other Events and
Item 7. Financial Statements of Business Acquired:

          Date of Report                               Topic
          --------------                               -----
        September 30, 1998         Merger of ImmunoTherapy Corporation into a
                                   subsidiary of the Company and Change of Name to AVI BioPharma, Inc.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 9, 1998             AVI BIOPHARMA, INC.


                                   By: /s/ DENIS R. BURGER, Ph.D.
                                      ---------------------------------
                                   Denis R. Burger, Ph.D.
                                   President, Chief Executive Officer
                                   and Chairman (of the Board of Directors)
                                   (Principal Executive Officer)


                                   By: /s/ ALAN P. TIMMINS
                                      ---------------------------------
                                   Alan P. Timmins
                                   Chief Operating Officer,
                                   Chief Financial Officer and Director
                                   (Principal Financial and Accounting Officer)