Form 10KSB
period 1998-12-31
AVI BIOPHARMA INC
filed 1999-03-30
CIK 873303

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

                         Commission File Number: 0-22613

                               AVI BIOPHARMA, INC.
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $120,351. The aggregate market value of voting stock held by non-affiliates of the registrant was $40,888,068 as of March 20, 1999, based upon the last sales price as reported on the Nasdaq National Market System.

The number of shares outstanding of the Registrant's Common Stock as of March 20, 1999 was 13,351,206 shares.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE
The issuer has incorporated into Part III of Form 10-KSB, by reference, portions of its Proxy Statement for its 1999 annual meeting.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                AVI BIOPHARMA, INC.
                                 FORM 10-KSB INDEX



                                      PART I
                                                                           Page
                                                                           ----
Item 1.    Description of Business                                            2

Item 2.    Description of Property                                           20

Item 3.    Legal Proceedings                                                 20

Item 4.    Submission of Matters to a Vote of Security Holders               20

                                      PART II

Item 5.    Market for Common Equity and Related Stockholder Matters          21

Item 6.    Management's Discussion and Analysis or Plan of Operation         21

Item 7.    Financial Statements                                              23

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          23

                                      PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 24

Item 10.   Executive Compensation                                            24

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management                                                        24

Item 12.   Certain Relationships and Related Transactions                    24

Item 13.   Exhibits and Reports on Form 8-K                                  25

           Signatures                                                        27

                                                      PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW


AVI BioPharma is an emerging biopharmaceutical company and a pioneer in the development of therapeutic products based upon three platform technologies:

     -  therapeutic cancer vaccines,
     -  gene-targeted drugs (antisense), and,
     -  drug delivery technologies.

The Company focuses its three platform technologies on two important clinical areas, cancer and cardiovascular disease. The Company is in late-stage development with Avicine, its cancer vaccine, which the Company believes may be applicable to many cancer types. The Company also has developed Neu-Genes(R), a patented class of antisense compounds, which may prove to be useful in the treatment of a wide range of human diseases. The Company has developed a new intracellular drug delivery technology, CytoPorter(TM), which may be useful with many FDA-approved drugs as well as with drugs in development. The Company has 35 issued patents and numerous patent applications supporting its technologies. The Company is focused on developing products utilizing these technologies in large potential markets.

The Company's therapeutic cancer vaccine, Avicine, has completed five clinical trials. The Company plans three additional clinical trials, including Phase II trials in pancreatic cancer and prostate cancer, and a Phase III licensing trial in colorectal cancer. The Phase II pancreatic cancer trial will be a two-arm trial combining Avicine with gemcitabine, Lilly's state-of-the-art pancreatic cancer drug. The Phase II prostate cancer trial will test the impact of Avicine on the important prostate cancer marker PSA, prostate specific antigen. The Phase III colorectal cancer licensing trial will test Avicine versus Camptosar, the current recommended treatment for advanced colorectal cancer. All these clinical trials are expected to start in 1999.

The first application of the Company's antisense technology is designed to treat diseases involving cellular proliferation such as cancer, the cardiovascular disease called restenosis, and other proliferative disorders. The Company is currently in pre-clinical development with this multi-use compound and expects to file an Investigational New Drug Application ("IND") to begin clinical trials in 1999. The Company plans to move into preclinical development with its novel CYTOPORTER delivery engine in 1999.

The Company's long-term product development program uses its Avicine, NEU-GENE and CYTOPORTER technologies to develop drugs to treat a broad range of human diseases and combines these technologies to produce combination drugs with additional potential clinical applications. The Company has 35 issued patents and has filed patent applications covering the basic compositions of matter, methods of synthesis and therapeutic uses of its Avicine, NEU-GENE and CYTOPORTER technologies in the United States, Canada, Europe, Australia and Japan.

DRUG DESIGN AND DEVELOPMENT

VACCINES. Avicine targets human chorionic gonadotropin (hCG), the hormone associated with fertility and fetal development. The presence of this hormone indicates pregnancy, and is responsible for stimulating fetal development. The hCG hormone is also a widely expressed tumor marker which is associated with all major histologic types including lung, colon, breast, pancreas and prostate cancers. Importantly, the expression of the hCG hormone correlates directly with the aggressiveness of the tumor; i.e. the more aggressive the tumor, the higher the hCG expression.

It is believed that the role of the hCG hormone in cancer and pregnancy is analogous. In both pregnancy and cancer, the hormone serves as a growth factor encouraging rapid cell division. Further, in both cases the hormone is required for implantation/invasion and for fostering angiogenesis, the formulation of blood vessels. Additionally, the hormone facilitates immunosuppression. The effectiveness of a vaccine to block the functions of this hormone has been demonstrated by the World Health Organization, which has tested an anti-hCG vaccine as a contraceptive method and found it to be efficacious.

Avicine has completed five clinical studies in cancer, including Phase II trials in pancreatic and colorectal cancer, in which a total of 172 patients received treatment. From these studies, the Company concluded that the vaccine is a safe and essentially non-toxic therapy, which is capable of eliciting specific immune response to the targeted hormone in most patients. Further, the patients who could mount an immune response demonstrated survival benefits, and in some cases objective anti-tumor response. Importantly, the Company believes that there were also significant quality of life benefits for recipients of the vaccine.

ANTISENSE. Most conventional drugs are designed to induce or inhibit the function of a target protein molecule with as few side effects as possible. Conventional drugs are not available for many diseases due to their low level of selectivity for the specific disease target or because they are difficult to deliver to their targets. These two issues, lack of selectivity and poor delivery, contribute to poor efficacy, unwanted side effects or high toxicity at clinical dosages. Moreover, the development of conventional drugs is usually time consuming and expensive, since thousands of compounds must be produced and analyzed to find one with an acceptable balance between efficacy and toxicity. Safe and effective therapeutics for viral and host diseases such as cancer and cardiovascular diseases have been particularly difficult to develop because these diseases use the patient's own cellular machinery and therefore provide few disease targets for therapeutic intervention that will not prove toxic to the patient.

Antisense technology has the potential to provide safe and effective treatment for a wide range of diseases, including cancer, cardiovascular, and infectious diseases. This new approach uses synthetic compounds, or polymers, designed to block the function of genetic sequences involved in the disease process. Targeting these genetic sequences provides the selectivity that is not available in conventional drug development. The antisense approach inhibits the disease mechanism at the genetic level. The Company has completed preclinical studies with its novel antisense compounds and expects to enter Phase I/II clinical trials in 1999 for two disease indications.

INTRACELLULAR DRUG DELIVERY. Many drugs must cross tissue and cellular barriers to reach their therapeutic targets inside cells. Drugs of this type must move from the aqueous environment in blood across the lipid cell membrane and into the interior of cells. Therefore, these drugs must achieve solubility in both water and lipids. Since few compounds have these solubility characteristics, many drug candidates are a compromise between inherent solubility and effective delivery. This trade-off greatly reduces efficacy and may significantly heighten toxicity of many drug candidates as well as many FDA-approved drugs. The Company's CYTOPORTER technology specifically addresses this drug delivery challenge.

Overall, the Company has three distinct technologies designed to address these critical issues in drug development. The Company's Avicine therapeutic cancer vaccine utilizes an active immunization approach to stimulate an immune response to an existing cancer. The unique nature of the hCG vaccine target distinguishes this vaccine approach from other cancer vaccines in development. The Company's NEU-GENE antisense technology addresses the issue of drug selectivity at the genetic level. The characteristics of the patented structure of the Company's NEU-GENE compounds distinguish its antisense technology from competing technologies. The Company's molecular engine, CYTOPORTER, is designed to transport certain drugs with poor delivery characteristics across the lipid barrier of cellular membranes into the interior of cells to reach their site of action.

PRODUCTS

               NEAR-TERM PRODUCT DEVELOPMENT SUMMARY

The Company has completed five clinical trials with Avicine, its therapeutic cancer vaccine. As a result of these trials, the Company anticipates that it will commence three additional trials in 1999; a Phase II trial in pancreatic cancer, a Phase II trial in prostate cancer, and a Phase III licensing trial in colorectal cancer. The first application of the Company's antisense technology is designed to treat proliferation disorders; namely, cancer and restenosis.

CLINICAL DEVELOPMENT PROGRAM

DRUG         POTENTIAL USAGE             DEVELOPMENT STATUS
----         ---------------             ------------------
Avicine      Colorectal cancer vaccine   Phase III expected to commence in 1999
Avicine      Pancreatic cancer vaccine   Phase II expected to commence in 1999
Avicine      Prostate cancer vaccine     Phase II expected to commence in 1999
Resten-NG/R  Restenosis                  IND filing expected in 1999 and
                                         Phase I expected to commence in 1999
Resten-NG/C  Cancer                      IND filing expected in 1999 and
                                         Phase I expected to commence in 1999


VACCINES - AVICINE TECHNOLOGY

TECHNICAL OVERVIEW

Prominent among the newer strategies to treat cancer is the therapeutic cancer vaccine approach. The rationale employed with this approach is that active immunization against the tumor can stimulate an immune response that can be effective in fighting a pre-existing cancer.

Target sites on tumor cells, called tumor-associated antigens (TAA), represent the key components in a cancer vaccine, and the therapeutic benefit of the vaccine hinges on the selection of these target sites. AVI BioPharma's therapeutic cancer vaccine, Avicine(TM), was designed to elicit an immune response directed against a well-characterized TAA, hCG.

Normally, hCG is secreted only during pregnancy by cells of the placenta and the fertilized egg. Cancer is the only significant exception to the normal hCG secretion process. Given this selectivity, hCG is an ideal potential target for a therapeutic cancer vaccine approach. Many different human cancers produce hCG and it is considered a biochemical marker of malignancy. Since hCG is a natural human protein, people do not mount an immune response to hCG unless actively immunized.

The mechanisms by which the immune system recognizes and attacks the hCG targets on cancer cells can be through both humoral and cellular arms of the immune response. Moreover with this particular cancer target, an additional mechanism of action can be through inhibition of the growth promoting and immunosuppressive effects of hCG itself.

The advantages of hCG as a cancer vaccine target compared to other potential targets are significant. This cancer marker is not usually found on normal cells with the exception of pregnancy. It is widely expressed on all of the major histological types of cancer, and expression correlates with tumor aggressiveness. Antibodies to hCG are believed to block the hormonal functions that hCG plays in both pregnancy and cancer, including growth promotion, invasion, angiogenesis, and immunosuppression. Therefore an immune response directed against hCG can be viewed as a two-pronged attack, directing an immune attack against the tumor and neutralizing the hormonal benefits provided by hCG.

The hCG component in Avicine is the synthetic c-terminal peptide of this hormone. The peptide is conjugated to a foreign carrier, diphtheria toxoid to enhance immunogenicity. Diphtheria toxoid was selected due to wide experience with this vaccine component in man and since most of the population worldwide are vaccinated against it. This provides for an existing immune response to this carrier in patients being vaccinated and is believed to be important in stimulating an immune response to the peptide.

CLINICAL TRIALS OF AVICINE IN CANCER

Three Phase I studies of Avicine in patients have been completed: a Phase I safety study in 43 patients, a Phase I study in 21 patients with metastatic cancer and Phase Ib study in 23 patients with metastatic cancer. Overall, these studies suggested that Avicine was safe and essentially non-toxic. Moreover, the vaccine was effective in stimulating an immune response to hCG in that most patients make antibodies to hCG post vaccination. Apparent survival benefits and some objective tumor responses were noted.

The Company has conducted a pilot Phase II study in 10 patients with advanced pancreatic cancer. Patients with advanced pancreatic cancer are currently treated with 5-FU or gemcitabine, (Gemzar(R) Lilly) and have a median survival of approximately 18 weeks and 25 weeks respectively. In the 10 advanced pancreatic patients treated with Avicine, the median survival was approximately 33 weeks. Although the Company believes these results to be encouraging, the Company hesitates to draw conclusions from such a small study other than to use these results to design additional trials.

Two additional trials have been designed and are slated to be initiated in 1999. A Phase II study in patients with advanced pancreatic cancer in which 50 patients will be randomized to two treatment arms: Avicine alone or Avicine with Gemzar. Our previous studies have shown that it takes at least 6-8 weeks to mount an immune response to hCG. During that period, patients receiving Avicine alone continue to progress. Combination therapy may be of additional benefit in that cytotoxic drug therapy may provide patients with some benefit in arresting tumor progression before an immune response develops to hCG. In this manner combination therapy of this type may provide a synergistic effect that may exceed either modality alone.

An additional Phase II combination trial has also been planned in patients with advanced pancreatic cancer. In this case, another drug, RFS-2000, currently in phase III clinical development by SuperGen Inc., will be administered with Avicine in 24 patients with advanced pancreatic cancer. RFS-2000 is a less-toxic topo-isomerase I inhibitor with promising Phase II studies reported to date.

MULTICENTER PHASE II STUDY IN PATIENTS WITH COLORECTAL CANCER

A Phase II study of Avicine in 77 patients with advanced colorectal cancer has been completed. The primary objective of this trial was to determine whether administrations of the vaccine at two dosage schedules would induce immune responses in patients with metastatic colorectal cancer. The secondary objective of the trial was to measure safety and efficacy in these patients.

Overall, 51 of the 77 patients responded to the vaccine by producing antibodies to hCG. The patients that were antibody responders had a median survival of 42 weeks. Patients that did not respond immunologically had a median survival of just 17 weeks.

One may assume that in order to benefit from vaccine therapy for cancer, a patient must survive long enough to receive the full course of vaccination. In the group of 40 patients that fit this criterion, median survival was 46 weeks. Further analysis of these patients, showed a median survival of 58 weeks in patients on one arm of the protocol.

Overall these clinical data suggest that the patients that received Avicine and responded immunologically had improved median survival compared to patient populations treated with chemotherapeutic drugs. Avicine was found to be safe and did not exhibit toxicity associated with cytotoxic drug regimes. Based on these data, AVI BioPharma plans to initiate a Phase III licensing trial in 300 patients with advanced colorectal cancer in 1999.

ANTISENSE - NEU-GENE TECHNOLOGY

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

SECOND-GENERATION COMPOUNDS. To overcome these problems of degradation and permeability, several research groups developed modified backbones in the late 1970s, which were designed to resist degradation by enzymes and to enter tissues and cells more efficiently. The most common of these types, the phosphorothioate backbones used by ISIS Pharmaceuticals, Inex, Hybridon, and others use natural DNA subunits linked together by a sulfur-containing, charged linkage. The Company was also extensively involved in developing second-generation backbones through the mid-1980s. After extensive investigation, however, the Company concluded that even after optimization, these second-generation compounds might lack the pharmaceutical properties desirable for broad clinical utility. For this reason, the Company abandoned development of second-generation backbones in the mid-1980s and started development of third-generation backbones designed to address these drawbacks. Today, in spite of extensive progress in the field, the Company believes that there remain serious limitations to second-generation compounds due to problems with the stability, specificity, cost effectiveness, and delivery of these compounds.

NEU-GENE THIRD-GENERATION TECHNOLOGY. By the mid-1980s, the limitations of the second-generation compounds led the Company to pursue the development of antisense technology with improved pharmaceutical properties, which could be produced and purified in a cost-effective manner. This effort culminated in the Company's development of a new class of compounds having a backbone of synthetic subunits carrying each genetic letter, with each subunit linked together by a patented uncharged linkage group. The synthetic subunits and linkages are not found in nature, but rather were designed and synthesized to meet specific pharmaceutical parameters. These patented third-generation agents, known as NEU-GENE compounds, display advantageous pharmaceutical properties (stability, neutral charge, high binding affinity and specificity). Moreover, they are made from less expensive, more abundant starting materials, and the Company believes that they will cost significantly less to produce than second-generation compounds.

The Company and others have shown in cell culture, animal and pre-clinical studies that NEU-GENE compounds inhibit targeted genetic sequences. With these scientific benchmarks in place, the Company's objective is to develop its third-generation antisense compounds into effective and affordable therapeutics for life-threatening diseases.

PHARMACEUTICAL PROPERTIES OF ANTISENSE COMPOUNDS. The Company's core technology differentiates it from others developing gene-inactivating compounds. The Company believes its principal competitive advantage in the antisense area is the chemical structure of the NEU-GENE backbone, which was developed to address all of the above parameters.

STABILITY. Biological stability is principally determined by the degree of resistance to enzymatic degradation. The Company has conducted studies indicating that NEU-GENE agents are stable to a broad range of degradative enzymes and are stable in biological tissues.

EFFICACY, POTENCY, AND SPECIFICITY. These parameters refer to the efficiency with which the antisense compounds block selected protein production. In a direct comparison with second-generation compounds, the Company's NEU-GENE compounds exhibited substantially greater efficacy, potency, and specificity in animal and preclinical studies than competing technologies.

COST EFFECTIVENESS. The Company believes that the total cost of production of commercial quantities of NEU-GENES will be significantly less than that of gene-inactivating compounds prepared from natural or modified subunits by competitors.

DELIVERY. To reach their targets, antisense compounds must cross tissue and cellular barriers, including cellular and nuclear membranes. Preliminary research in animal and preclinical studies indicates that the Company's antisense compounds are effective in reaching and inhibiting their targets inside of cells.

NEAR-TERM ANTISENSE PRODUCT DEVELOPMENT B CANCER AND RESTENOSIS

The first application of the Company's antisense technology is designed to treat proliferation disorders including cancer and restenosis, a cardiovascular disease. The Company's NEU-GENE target for proliferative diseases is a transcription factor, the oncogene named c-myc. The Company believes that this target is applicable to a range of proliferative diseases including many types of cancer, certain cardiovascular and inflammatory diseases, and some non-malignant proliferative disorders such as psoriasis.

Cancer is the second leading cause of death in the United States with an incidence of 1,500 deaths a day. There are approximately 8.5 million Americans living with a history of cancer and 500,000 new cases diagnosed annually. Cancer is a variety of different diseases with lung, prostate, breast and colorectal cancer the four most common types which account for over 50% of all newly diagnosed cancers. The market for drugs to treat each of these cancer types is estimated to be in excess of $1 billion annually. Osteogenic sarcoma, a form of bone cancer, has been selected for the Company's initial clinical trial because it provides an ideal study setting to determine clinical efficacy and because the Company believes that clinical results in that setting would be applicable to the four major cancer types.

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

The Company has finished preclinical development with Resten-NG and expects to file an IND and initiate Phase I/II clinical trials in 1999.

                     LONG-TERM NEU-GENE DEVELOPMENT PROGRAM

The following table summarizes the Company's broader drug development program. These programs utilize the Company's NEU-GENE antisense technology and CYTOPORTER drug delivery technology. In addition, the Company anticipates combining its NEU-GENE antisense technology with its CYTOPORTER drug delivery technology to produce combination drugs. For each indication, NEU-GENES have been designed to target the disease process at the genetic level. The Company has designed CYTOPORTER to deliver drugs to their intracellular site of action. Although NEU-GENES may display clinical efficacy on their own, the Company believes that broad use of NEU-GENES and other antisense compounds may require a drug delivery strategy.

All of the development programs listed below are in the research or lead compound stage. Disease targets have been identified and NEU-GENE compounds have been produced and tested in laboratory and/or animal models. In some cases, lead compounds have been produced which are undergoing optimization prior to pre-clinical development. The Company believes that several of these compounds may move into pre-clinical development in the next two years.

NEU-GENE Antisense Development Program

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

     NOS                          cancer
                                  psoriasis
                                  chronic graft rejection

     TNF alpha                    rheumatoid arthritis
                                  septic shock
                                  asthma
                                  psoriasis

     NF kappa B                   Crohn's Disease
                                  colitis
                                  chronic inflammation

     ICAM-1                       arthritis
                                  psoriasis
                                  chronic graft rejection
                                  inflammatory bowel disease

     Hepatitis C virus            hepatitis
                                  liver cancer

     Cytomegalovirus              retinitis
                                  restenosis

C-MYC. C-myc is an oncogene that is involved in the initiation of cell division at the genetic level and is therefore referred to as a transcription factor. Inhibition of this factor blocks transcription and prevents or retards cell division. NEU-GENE antisense compounds directed against c-myc have been shown to block cell division in model systems and preclinical trials for cardiovascular restenosis and cancer. NEU-GENE compounds against c-myc are potentially applicable for the treatment of other proliferation disorders such as psoriasis and chronic graft rejection.

TELOMERASE. Telomerase is an enzyme found in cancer cells but rarely in normal cells and the Company believes that inhibiting it may provide a broad general approach to treat most cancers. There are approximately one million new cases of cancer of all types reported in the United States annually. This leads to about 500,000 deaths in the United States attributed to cancer each year, making it the country's second leading cause of death. The Company has developed NEU-GENE compounds that block telomerase activity in model systems in the laboratory.

BCL2. BCL2 is a proto-oncogene that acts as a major inhibitor of senescence of cancer cells. The protein produced by this gene contributes to the progression of cancer by conveying both a survival advantage to the malignant cells over normal cells and a resistance to radiation and chemotherapy. NEU-GENE the BCL-2 gene are designed to block production of this protein in prostate, breast and a broad range of other cancers.

BCR/ABL. Certain types of leukemia (CML) are characterized by a genetic abnormality in which two genes referred to as BCR and ABL become linked to forma hybrid BCR/ABL gene. This gene is only found in certain cancer cells and is involved in the malignant process. NEU-GENE therapy directed at the BCR/ABL hybrid gene has the potential to provide a unique treatment for this type of leukemia.

NITRIC OXIDE SYNTHETASE (NOS). The NOS enzymes are involved in the transmission of signals across cellular membranes that results in cellular proliferation. Initial studies with NEU-GENES designed to block the NOS signaling pathway indicate this strategy may be useful in the prevention of cellular proliferation in a wide variety of proliferative diseases.

TNF ALPHA. TNF alpha has been implicated as a significant factor in psoriasis, arthritis, asthma, and other inflammatory disorders. Psoriasis is a serious chronic, recurring skin disease that involves proliferation of keratinocytes within the epidermal layer of the skin. Approximately six million individuals in the United States are afflicted by psoriasis and approximately 200,000 new cases are diagnosed annually. Current psoriasis therapies are varied but offer limited results. The Company has demonstrated that its NEU-GENE compounds are effective in inhibiting TNF alpha in laboratory and animal models of inflammation.

NUCLEAR FACTOR KAPPA B (NF(kappa)B). NF(kappa)B is a protein complex involved in the regulation of certain extracellular proteins at the genetic level. These matrix proteins are an essential component in the cellular adhesion process of cells that mediate immune and inflammatory responses. NEU-GENE inhibition of NF(kappa)B is potentially useful in the management of certain inflammatory diseases such as Crohn's disease, colitis, and chronic inflammation.

ICAM-1. ICAM-1 facilitates the migration of immune cells involved in both acute and chronic inflammation. Over-production of ICAM-1 is specifically implicated in a wide variety of inflammatory disorders, such as rheumatoid arthritis, asthma, psoriasis, organ transplant rejection, and inflammatory bowel disease. The Company has targeted NEU-GENES against the adhesion molecule ICAM-1 and is testing these compounds in models of inflammation.

HEPATITIS C VIRUS("HCV"). The Company has initiated a program to produce and evaluate NEU-GENE compounds directed at HCV targets. HCV is a major health problem in many parts of the world, including the United States where there are approximately 150,000 new infections each year (about 40% of all acute hepatitis cases). The mechanism of transmission may involve the exchange of blood, although the route of transmission in many cases is obscure. There are no FDA-approved vaccines or therapeutic drugs for the treatment of HCV.

CYTOMEGALOVIRUS ("CMV"). The Company is developing NEU-GENE compounds for the treatment of CMV infections. CMV is a member of the herpes family of viruses and is the most common cause of intrauterine and congenital infections in newborns of infected mothers. CMV retinitis is a severe problem in transplant patients and patients with immunosuppression (e.g., AIDS), often leading to blindness and pneumonitis, one of the most lethal viral syndromes. Current FDA-approved treatments for CMV retinitis suffer from dose-limiting side effects and have been associated with the emergence of drug-resistant CMV strains.

DRUG DELIVERY - CYTOPORTER

Many FDA-approved drugs and drugs in do not readily make their way into cells. The Company has been developing an intracellular delivery mechanism that would allow drugs with delivery problems to be transported directly into the interior of cells. The Company has developed and has filed a patent for a molecular engine, called CYTOPORTER, to transport drugs into the interior of cells.

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

CYTOPORTER DRUG DELIVERY SOLUTION. The Company believes it has developed an effective drug delivery engine, called CYTOPORTER, to facilitate the transport of polar and larger size drugs across the lipid barriers of the skin, cell membranes and endosomes into the interior of cells at a rate that is practical to achieve pharmaceutical results. Furthermore, the Company believes that its CYTOPORTER delivery engine can be chemically adjusted to accommodate a range of delivery challenges.

COLLABORATIVE AGREEMENTS

The Company believes that its vaccine, antisense, and drug delivery technologies are broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To exploit its core technologies as fully as possible, the Company's strategy is to enter into collaborative research agreements with major pharmaceutical companies for all cancer applications with the vaccine, and agreements directed at specific molecular targets for antisense and drug delivery. It is anticipated that antisense collaborative research agreements may provide the Company with funding for programs conducted by the Company aimed at discovering and developing antisense compounds to inhibit the production of individual molecular targets. Partners in antisense may be granted options to obtain licenses to co-develop and to market drug candidates resulting from its collaborative research programs. The Company intends to retain manufacturing rights to its antisense products. There can be no assurance, however, it will be able to enter into collaborative research agreements with large pharmaceutical companies on terms and conditions satisfactory to the Company.

MANUFACTURING

For its vaccine, the Company has identified potential Good Manufacturing Practices ("GMP") manufacturers who could meet large scale, low cost manufacturing demands for future Phase III trials and market introduction. The Company also believes that it has developed significant proprietary manufacturing techniques, which will allow large-scale, low-cost synthesis and purification of NEU-GENES. Because the Company's NEU-GENE compounds are based upon a malleable backbone chemistry, the Company believes that NEU-GENE synthesis will be more cost-effective than those of competing technologies. The Company has established sufficient manufacturing capacity to meet immediate research and development needs.

The Company currently intends to retain manufacturing rights to all products incorporating its proprietary and patented antisense technology, whether such products are sold directly by the Company or through collaborative agreements with industry partners. The Company's current production capacity is insufficient for the requirements of human clinical studies. The Company contracted with a GMP facility to produce its near term antisense therapeutic candidates for pre-clinical and clinical trial studies. There is no assurance, however, that the Company's plans will not change as a result of unforeseen contingencies.

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

The Company owns thirty-five patents covering various facets of its current technology platforms and future developmental technologies. The Company has additional pending applications in the area of its Avicine and NEU-GENE technology, and has filed patent applications covering the basic compositions of matter, methods of synthesis, and medical uses of CYTOPORTER compounds. The Company intends to protect its proprietary technology with additional filings as appropriate.

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

COMPETITION

Companies in the cancer vaccine development area include Progenics, Corixa, RIBI, Biomira, Bristol Meyers-Squibb, and E. Merck. Several companies are pursuing the development of antisense technology, including Glaxo, Boehringer Ingelheim, Hybridon, and ISIS Pharmaceuticals. All of these companies have products in development stages, and, in some cases, are in human trials with antisense compounds generally similar to the Company's NEU-GENE compounds. While the Company believes that none of these companies is likely to introduce an antisense compound into the broad commercial market in the immediate future, many pharmaceutical and biotechnology companies, including most of those listed above, have financial and technical resources greater than those currently available to the Company and have more established collaborative relationships with industry partners than does the Company. The Company believes that the combination of pharmaceutical properties of its NEU-GENE compounds for cancer and restenosis afford it competitive advantages when compared with the antisense compounds of competitors. Many companies are pursuing drug delivery technology, including Biovail, Cygnus, and Noven, among others. If the Company's antisense and drug delivery technologies attain regulatory and commercial acceptance as the basis for the commercial pharmaceutical products, it is to be expected that additional companies, including large, multinational pharmaceutical companies, will choose to compete in the Company's markets, either directly or through collaborative arrangements.

The Company can also expect to compete with other companies exploiting alternative technologies that address the same therapeutic needs, as does the Company's technology. The biopharmaceutical market is subject to rapid technological change, and it can be expected that competing technologies will emerge and will present a competitive challenge to the Company.

RESEARCH AND DEVELOPMENT

The Company expensed $6,306,860 and $2,737,172 on research and development activities during the years ended December 31, 1998 and 1997.

EMPLOYEES

As of December 31, 1998, the Company had 54 employees, 20 of whom hold advanced degrees. Forty-eight employees are engaged directly in research and development activities, and six are in administration. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS

As of March 18, 1999, there were no material, pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "AVII." The following table sets forth the high and low sales prices as reported by Nasdaq NMS from the time of the Company's initial public offering, June 3, 1997.

    Year Ended December 31, 1997
    --------------------------------------------
    Quarter 2 (from June 3, 1997)                 $      7.25      $       5.75
    Quarter 3                                            7.50              6.44
    Quarter 4                                            9.50              6.69

    Year Ended December 31, 1998
    --------------------------------------------
    Quarter 1                                     $      7.82      $       5.75
    Quarter 2                                            8.00              5.62
    Quarter 3                                            6.31              2.62
    Quarter 4                                            5.19              2.50

The number of shareholders of record and approximate number of beneficial holders on March 20, 1999 was 910 and 2,556, respectively. There were no cash dividends declared or paid in fiscal years 1998 or 1997. The Company does not anticipate declaring such dividends in the foreseeable future.

There were no sales of unregistered securities by the Company during the period from June 3, 1997, the date of its initial public offering, through December 31, 1998.

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

OVERVIEW

From its inception in 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of December 31, 1998, the Company's accumulated deficit was $42,775,436.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1998. Operating expenses increased from $4,019,386 in 1997 to $27,401,395 in 1998 principally due to a one-time charge of $19,473,154 for acquired in-process research and development reflecting the recently completed acquisition of ITC and increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. In connection with the purchase price allocation for ITC, the Company estimated the fair value of the intangible assets which indicated that the majority of all of the acquired intangible assets consisted of research and development projects in process. At that time, the development of these projects had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, the acquired in-process research and development has been reflected in the accompanying financial statements. The Company currently believes that the research and development efforts may result in commercially feasible products after at least 36 months and at an additional estimated cost of at least $10 million. Additionally, increased general and administrative costs were incurred to support the research expansion, and to broaden the Company's investor and public relations efforts due to its change in status to a public company in mid-1997. Net interest income increased from $389,051 in 1997 to $547,081 in 1998 due to earnings on increased cash balances, which consisted of proceeds from the initial public offerings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through equity sales totaling $34,902,503 and grants and contract research funding of $824,193 from various sources. The Company's cash and cash equivalents were $8,510,020 at December 31, 1998, compared with $17,638,936 at December 31, 1997. The decrease of $9,128,916 was due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies and the recently completed acquisition of ITC.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the registrant required by this item is included in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is included in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.     Description
-----------     -----------

    3.1         Third Restated Articles of Incorporation of AntiVirals Inc. (1)

    3.2         Bylaws of Antivirals Inc. (1)

    3.3         First Amendment to Third Restated Articles of Incorporation (4)

    4.1         Form of Specimen Certificate for Common Stock. (1)

    4.2         Form of Warrant for Purchase of Common Stock. (1)

    4.3         Form of Warrant Agreement. (1)

    4.4         Form of Representative's Warrant. (1)

    4.5 Form of Warrant Agreement between AntiVirals Inc. and Immuno Therapy Shareholders (3)

   10.1         1992 Stock Incentive Plan. (1)

   10.2 Employment Agreement with Denis R. Burger, Ph.D. dated November 4, 1996. (1)

   10.3         Employment Agreement with Alan P. Timmins dated November 4,
                1996. (1)

   10.4         Employment Agreement with Dwight Weller, Ph.D. dated
                November 4, 1996. (1)

   10.5 Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1992. (1)

   10.6 Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc. dated January 20, 1996.(1)

   10.7 License and Option Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1993. (1)

   10.8 Commercial Lease between Research Way Investments, Landlord, and AntiVirals Inc., Tenant, dated June 15, 1992. (1)

   10.9 Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated June 17, 1992. (1)

  10.10 First Amendment to Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated July 24, 1995. (1)

  10.11 Employment Agreement with Patrick L. Iversen, Ph.D. dated July 14, 1997. (2)

  10.12         ImmunoTherapy Corporation 1997 Stock Option Plan (3)

  10.13         Form of Employment Agreement with Jeffrey Lillard (3)

  10.14 Promissory Note dated June, 1998 made by the Lillard Family Trust to AntiVirals Inc. (3)

  10.15 Oregon Deed of Trust Security Agreement and Fixture Filing dated June, 1998, granted by the Lillard Family Trust to Fidelity National Title Company of Oregon, as trustee, for the benefit of AntiVirals Inc. (3)

  10.16 License Agreement between ImmunoTherapy Corporation and Ohio State University, dated March 12, 1996 (3)

  10.17 License Agreement between ImmunoTherapy Corporation and Ohio State University, dated December 26, 1996 (3)

  10.18 Amendment to License Agreement between ImmunoTherapy Corporation and Ohio State University, dated September 23, 1997 (3)

  10.19 Agreement and Plan of Reorganization and Merger dated as of February 2, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)

  10.20 First Amendment to Plan of Reorganization and Merger dated as of May 27, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)

  10.21 Second Amendment to Plan of Reorganization and Merger dated as of August 4, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)

  10.22 Form of Escrow Agreement among AntiVirals Inc., the Escrow Indemnitors and Jeffrey Lillard (3)

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

(3) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-4, as amended and filed with the Securities and Exchange Commission on August 7, 1998 (Commission Registration No. 333-60849).

(4) Incorporated by reference to Exhibits to Registrant's current report on From 8-K, as filed with the Securities and Exchange Commission on September 30, 1998 (Commission Registration No. 000-22613).

REPORTS ON FORM 8-K
The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 24, 1999          AVI BIOPHARMA, INC.


                                 By:/s/ Denis R. Burger, Ph.D.
                                    --------------------------
                                 Denis R. Burger, Ph.D.
                                 Chairman of the Board,
                                 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on March 24, 1999:

Signature                                   Title
---------                                   -----

/s/ DENIS R. BURGER, Ph.D.                  Chairman of the Board,
-------------------------                   President and Chief Executive
Denis R. Burger, Ph.D.                      Officer (Principal Executive
                                            Officer)


/s/ ALAN P. TIMMINS                         Chief Operating Officer,
-------------------                         Chief Financial Officer and
Alan P. Timmins                             Director (Principal Financial and
                                            Accounting Officer)


/s/ PATRICK L. IVERSEN, Ph.D.               Senior Vice President of Research
----------------------------                and Development and Director
Patrick L. Iversen, Ph.D.


/s/DWIGHT D. WELLER, Ph.D.                  Senior Vice President of Chemistry
--------------------------                  and Manufacturing and Director
Dwight D. Weller, Ph.D.


/s/JEFFREY L. LILLARD                       Vice President and Director
---------------------
Jeffrey L. Lillard


/s/ NICK BUNICK                             Director
---------------
Nick Bunick


/s/ BRUCE L.A. CARTER, Ph.D.                Director
----------------------------
Bruce L.A. Carter, Ph.D.


/s/ JAMES B. HICKS, Ph.D.                   Director
-------------------------
James B. Hicks, Ph.D.


/s/ JOSEPH RUBINFELD, Ph.D.                 Director
---------------------------
Joseph Rubinfeld, Ph.D.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of AVI BIOPHARMA, INC.


We have audited the accompanying balance sheets of AVI BIOPHARMA, INC. (an Oregon corporation in the development stage) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from inception (July 22, 1980) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AVI BIOPHARMA, INC. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period from inception (July 22, 1980) to December 31, 1998, in conformity with generally accepted accounting principles.

         ARTHUR ANDERSEN LLP
                                                              Portland, Oregon
                                                              January 27, 1999

                               AVI BIOPHARMA, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                                             December 31,
                                                               -----------------------------------------
                                                                     1998                   1997
                                                               -----------------     -------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                  $      8,510,020      $       17,638,936
    Other current assets                                                509,428                  19,042
                                                               -----------------     -------------------
        Total Current Assets                                          9,019,448              17,657,978

Property and Equipment, net of accumulated
       depreciation and amortization of $2,386,310
       and $2,262,755                                                   411,828                 438,820
Patent Costs, net of accumulated amortization of
       $305,310 and $218,773                                            730,960                 553,063
Deferred Acquisition Costs                                                    -                 102,506
Other Assets                                                             29,847                  29,847
                                                               -----------------     -------------------
        Total Assets                                           $     10,192,083      $       18,782,214
                                                               =================     ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                           $        891,928      $          219,083
    Accrued liabilities                                                 294,471                 245,369
                                                               -----------------     -------------------
        Total Current Liabilities                                     1,186,399                 464,452

Shareholders' Equity:
    Preferred Stock, $.0001 par value, 2,000,000
      shares authorized; none issued and outstanding                          -                       -
    Common stock, $.0001 par value, 50,000,000
      shares authorized; 13,346,166 and 11,125,617
      issued and outstanding                                              1,335                   1,113
    Additional paid-in capital                                       51,779,785              34,358,122
    Deficit accumulated during the development stage                (42,775,436)            (16,041,473)
                                                               -----------------     -------------------
       Total Shareholders' Equity                                     9,005,684              18,317,762
                                                               -----------------     -------------------
       Total Liabilities and Shareholders' Equity              $     10,192,083      $       18,782,214
                                                               -----------------     -------------------
                                                               -----------------     -------------------


     The accompanying notes are an integral part of these balance sheets.

                               AVI BIOPHARMA, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                       July 22, 1980
                                                                Year ended December 31,               (Inception) to
                                                               1998                1997              December 31, 1998
                                                          ----------------    ----------------    ------------------------
Revenues, from grants and research contracts              $       120,351     $        14,345     $               824,193

Operating expenses:
    Research and development                                    6,306,860           2,737,172                  18,055,606
    General and administrative                                  1,621,381           1,282,214                   7,453,177
    Acquired in-process research and
      development                                              19,473,154                   -                  19,473,154
                                                          ----------------    ----------------    ------------------------
                                                               27,401,395           4,019,386                  44,981,937

Other Income:
    Interest income, net                                          547,081             389,051                   1,285,558
    Realized gain on sale of short-term investments                     -                   -                      96,750
                                                          ----------------    ----------------    ------------------------
                                                                  547,081             389,051                   1,382,308
                                                          ----------------    ----------------    ------------------------

Net loss                                                  $   (26,733,963)   $     (3,615,990)   $            (42,775,436)
                                                          ----------------    ----------------    ------------------------
                                                          ----------------    ----------------    ------------------------

Net loss per share - basic and diluted                    $         (2.27)   $          (0.36)
                                                          ----------------    ----------------
                                                          ----------------    ----------------
Weighted average number of common shares
outstanding for computing basic and diluted
loss per share                                                 11,801,453          10,078,962
                                                          ----------------    ----------------
                                                          ----------------    ----------------



        The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                         (A Development Stage Company)
                      STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                               Unrealized   Deficit
                                                                                                Gain on   Accumulated
                                                                Common Stock       Additional  Available-  During the     Total
                                                Partnership --------------------    Paid-In     For-Sale  Development Shareholders'
                                                   Units      Shares     Amount     Capital    Securities    Stage       Equity
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT JULY 22, 1980 (Inception)                      -           - $       - $          - $        - $        -   $         -
    No activity
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1980                               -           -         -            -          -           -            -
    Issuance of partnership units and common
      stock in October 1981 for equipment and
      supplies valued at $3,500 and technology        1,000   1,666,667       167        3,333          -           -        3,500
    Issuance of partnership units and common
      stock for cash, $500 per unit                     150     250,000        25       75,055          -           -       75,080
    Issuance of partnership units for consulting
      services, $500 per unit                            10           -         -        5,000          -           -        5,000
    Issuance of common stock in connection with
      financing agreement                                 -      33,333         3            7          -           -           10
    Net loss                                              -           -         -            -          -      (9,224)      (9,224)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1981                           1,160   1,950,000       195       83,395          -      (9,224)      74,366
    Issuance of common stock for consulting
      services                                            -      54,600         5           11          -           -           16
    Net loss                                              -           -         -            -          -     (57,962)     (57,962)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1982                           1,160   2,004,600       200       83,406          -     (67,186)      16,420
    Issuance of partnership units and common
      stock for cash, $550 per unit                      60     100,000        10       33,020          -           -       33,030
    Issuance of common stock for consulting
      services                                            -      21,733         2            5          -           -            7
    Net loss                                              -           -         -            -          -     (27,475)     (27,475)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1983                           1,220   2,126,333       212      116,431          -     (94,661)      21,982
    Issuance of partnership units and common
       stock for cash, $600 per unit                     10      16,667         2        6,003          -           -        6,005
    Issuance of partnership units and common
      stock for consulting services and $1,000
      cash, $550 to $600 per unit                        20      16,667         2       11,503          -           -       11,505
    Issuance of common stock for consulting
      services                                            -       2,533         -            1          -           -            1
    Issuance of common stock for donation to
      charitable organizations                            -     100,000        10           20          -           -           30
    Net loss                                              -           -         -            -          -     (21,463)     (21,463)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1984                           1,250   2,262,200       226      133,958          -    (116,124)      18,060
    Issuance of partnership units and common
      stock in December 1984 for technology           1,000     166,667        16          (16          -           -            -
    Issuance of partnership units and common
      stock for cash, $50 to $100 per unit              460      78,333         8       23,515          -           -       23,523
    Issuance of partnership units for cash, $50
      to $550 per unit                                  140           -         -       17,000          -           -       17,000
    Issuance of common stock for consulting
      services                                            -       6,733         1            1          -           -            2
    Net loss                                              -           -         -            -          -      (8,469)      (8,469)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1985                           2,850   2,513,933       251      174,458          -    (124,593)      50,116
    Issuance of partnership units and common
      stock for cash, $50 to $500 per unit               90     105,000        11       31,521          -           -       31,532
    Issuance of common stock for consulting
      services                                            -       8,500         1            1          -           -            2
    Net loss                                              -           -         -            -          -     (32,353)     (32,353)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1986                           2,940   2,627,433       263      205,980          -    (156,946)      49,297



        The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                         (A Development Stage Company)
                      STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                               Unrealized   Deficit
                                                                                                Gain on   Accumulated
                                                                Common Stock       Additional  Available-  During the     Total
                                                Partnership --------------------    Paid-In     For-Sale  Development Shareholders'
                                                   Units      Shares     Amount     Capital    Securities    Stage       Equity
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1986                           2,940   2,627,433 $     263  $   205,980 $        - $  (156,946)  $   49,297
    Issuance of partnership units and common
      stock for cash, $500 per unit                      20      33,333         3       10,007          -           -       10,010
    Issuance of partnership units and warrants
      to purchase 400,000 shares of common
      stock for cash, $500 to $2,500 per unit            80           -         -      100,000          -           -      100,000
    Issuance of common stock for consulting
      services                                            -      28,533         3            6          -           -            9
    Net loss                                              -           -         -            -          -     (71,616)     (71,616)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1987                           3,040   2,689,299       269      315,993          -    (228,562)      87,700
    Issuance of partnership units and common
      stock for cash, $500 per unit                     100     166,667        17       50,033          -           -       50,050
    Issuance of partnership units and common
      stock for cash, $1,250 per unit                    20      33,333         3       25,007          -           -       25,010
    Issuance of partnership units for cash, $50
      per unit                                           20           -         -        1,000          -           -        1,000
    Issuance of partnership units and warrants
      to purchase 400,000 shares of common stock
      for cash, $1,250 per unit                          80           -         -      100,000          -           -      100,000
    Compensation expense related to issuance of
      warrants for partnership units                      -           -         -       10,000          -           -       10,000
    Issuance of common stock for consulting
      services and employee compensation                  -      47,014         5            9          -           -           14
    Net loss                                              -           -         -            -          -    (266,194)    (266,194)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1988                           3,260   2,936,313       294      502,042          -    (494,756)       7,580
    Exercise of warrants for common stock                 -     141,667        14           28          -           -           42
    Issuance of partnership units and common
      stock for cash, $1,250 per unit                    10      16,667         1       12,504          -           -       12,505
    Issuance of partnership units and warrants
      to purchase 800,000 shares of common stock
      for cash, $1,250 per unit                         160           -         -      200,000          -           -      200,000
    Issuance of common stock for consulting
      services and employee compensation                  -      17,733         2            4          -           -            6
    Compensation expense related to issuance
      of warrants for partnership units                   -           -         -        2,500          -           -        2,500
    Net loss                                              -           -         -            -          -    (243,926)    (243,926)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1989                           3,430   3,112,380       311      717,078          -    (738,682)     (21,293)
    Exercise of warrants for common stock                 -      33,333         3            7          -           -           10
    Issuance of partnership units and common
      stock for cash, $1,250 per unit                    74     123,334        12       92,525          -           -       92,537
    Issuance of partnership unit for cash,
      $5,000 per unit                                     1           -         -        5,000          -           -        5,000
    Issuance of common stock for cash, $4.56
      per share                                           -       1,100         -        5,000          -           -        5,000
    Issuance of partnership units and warrants
      to purchase 200,000 shares of common stock
      for cash, $1,250 per unit                          40           -         -       50,000          -           -       50,000
    Issuance of common stock for consulting
      services and employee compensation                  -      11,400         2       51,678          -           -       51,680
    Compensation expense related to issuance of
      warrants for partnership units                      -           -         -       40,000          -           -       40,000
    Exercise of warrant for partnership units            10           -         -       12,500          -           -       12,500
    Net loss                                              -           -         -            -          -    (351,772)    (351,772)
                                                 ---------- ----------- --------- ------------ ---------- -----------  -----------
BALANCE AT OCTOBER 31, 1990                           3,555   3,281,547       328      973,788          -  (1,090,454)     (116,338)



        The accompanying notes are an integral part of these statements.

                                              AVI BIOPHARMA INC.
                                        (A Development Stage Company)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                          Unrealized     Deficit
                                                                                           Gain on      Accumulated
                                                          Common Stock        Additional   Available-   During the        Total
                                         Partnership  ----------------------   Paid-In      For-Sale    Development  Shareholders'
                                            Units       Shares      Amount     Capital     Securities     Stage          Equity
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT OCTOBER 31, 1990                   3,555   3,281,547        $ 328   $ 973,788          $ -  $ (1,090,454)    $ (116,338)
    Issuance of partnership units
      for cash, $5,000 per unit                23.5           -            -     117,500            -             -        117,500
    Exercise of warrants for partnership
      units and common stock                      1       1,100            -       1,250            -             -          1,250
    Issuance of common stock for cash,
      $4.56 per share                             -      24,750            3     112,505            -             -        112,508
    Compensation expense related to
      issuance of warrants for common stock       -           -            -       1,520            -             -          1,520
    Issuance of common stock for consulting
      services, $4.56 per share                   -       1,657            -       7,547            -             -          7,547
    Common stock subject to rescission            -      (7,127)          (1)    (32,499)           -             -        (32,500)
    Net loss                                      -           -            -           -            -      (274,844)      (274,844)
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT OCTOBER 31, 1991                  3,579.5  3,301,927          33    1,181,611            -    (1,365,298)      (183,357)
    Issuance of partnership units for
      cash, $5,000 per unit                     15.5          -           -       77,500            -             -         77,500
    Issuance of common stock for cash,
      $4.56 per share                              -     17,050           2       77,498            -             -         77,500
    Compensation expense related to issuance
      of warrants for common stock                 -          -           -        7,500            -             -          7,500
    Common stock subject to rescission             -    (32,486)         (3)    (148,135)           -             -       (148,138)
    Net loss                                       -          -           -            -            -       (91,588)       (91,588)
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1991                   3,595   3,286,491         329   1,195,974            -    (1,456,886)      (260,583)
    Issuance of partnership units for cash,
      $5,000 per unit                           30.5           -           -     152,500            -             -        152,500
    Exercise of warrants for partnership
      units and common stock                      22       2,200           -      28,750            -             -         28,750
    Conversion of debt into common stock and
      partnership units                            9       9,634           1      87,859            -             -         87,860
    Issuance of common stock for cash, $4.56
      per share                                    -     868,906          87   3,954,625            -             -      3,954,712
    Issuance of common stock for consulting
      services, $4.56 per share                    -      22,872           2     104,167            -             -        104,169
    Compensation expense related to issuance of
      warrants for common stock and partnership
      units                                        -           -           -     262,833            -             -        262,833
    Common stock subject to rescission             -    (410,099)        (41) (1,870,008)           -             -     (1,870,049)
    Net loss                                       -           -           -           -            -    (1,731,138)    (1,731,138)
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1992                 3,656.5   3,780,004         378   3,916,700            -    (3,188,024)       729,054
    Exercise of warrants for partnership
      units                                        9           -           -       4,500            -             -          4,500
    Issuance of common stock in exchange
      for partnership units                 (1,809.5)  1,632,950         163        (163)           -             -              -
    Withdrawal of partnership net assets
      upon conveyance of technology           (1,856)          -           -    (176,642)           -             -       (176,642)
    Issuance of common stock for cash and
      short-term investments,
      $4.95 per share                              -     507,084          50   2,510,014            -             -      2,510,064
    Exercise of warrants for common stock          -       3,844           1       9,999            -             -         10,000
    Common stock subject to rescission             -    (808,902)        (81)   (901,119)           -             -       (901,200)
    Net loss                                       -           -           -           -            -    (2,346,939)    (2,346,939)
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1993                       -   5,114,980         511   5,363,289            -    (5,534,963)      (171,163)
    Issuance of common stock for cash,
      $4.95 per share                              -     565,216          57   2,797,761            -             -      2,797,818
    Exercise of warrants for common stock          -      24,667           2     122,098            -             -        122,100
    Issuance of common stock for consulting
      services, $4.95 per share                    -         151           -         749            -             -            749
    Unrealized gain on available-for-sale
      securities                                   -           -           -           -       61,000             -         61,000
    Common stock subject to rescission             -     (34,359)         (3)   (170,075)           -             -       (170,078)
    Net loss                                       -           -           -           -            -    (2,246,272)    (2,246,272)
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1994                       -   5,670,655         567   8,113,822       61,000    (7,781,235)       394,154

                                              AVI BIOPHARMA INC.
                                        (A Development Stage Company)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Unrealized     Deficit
                                                                                           Gain on     Accumulated
                                                          Common Stock        Additional   Available-   During the        Total
                                         Partnership  ----------------------   Paid-In      For-Sale    Development  Shareholders'
                                            Units       Shares      Amount     Capital     Securities     Stage          Equity
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1994                       -   5,670,655       $ 567 $ 8,113,822     $ 61,000  $ (7,781,235)     $ 394,154
    Issuance of common stock for cash,
      $6.00 per share                              -     146,183         15      862,674            -             -        862,689
    Compensation expense related to
      issuance of warrants for common stock        -           -          -      213,000            -             -        213,000
    Unrealized gain on available-for-sale
      securities                                   -           -          -            -       35,750             -         35,750
    Net loss                                       -           -          -            -            -    (2,556,886)    (2,556,886)
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1995                       -   5,816,838         582   9,189,496       96,750   (10,338,121)    (1,051,293)
    Exercise of warrants for common stock          -     957,452          96         (96)           -             -              -
    Issuance of common stock for cash,
      $6.00 per share                              -     712,500          71    4,031,461           -             -      4,031,532
    Liquidation of available-for-sale
      securities                                     -           -           -            -     (96,750)            -      (96,750)
    Net loss                                       -           -           -            -           -    (2,087,362)    (2,087,362)
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1996                       -   7,486,790         749  13,220,861            -   (12,425,483)       796,127
    Exercise of warrants for common stock          -      50,000           5       5,010            -             -          5,015
    Exercise of options for common stock           -      59,903           6     281,804            -             -        281,810
    Issuance of common stock and warrants
      for cash, $9.00 per unit, net of
      offering costs                               -   2,300,000         230  18,017,400            -             -     18,017,630
    Reclassified upon completion of rescission
      offering                                     -   1,228,924         123   2,833,047            -             -      2,833,170
    Net loss                                       -           -           -           -            -    (3,615,990)    (3,615,990)
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1997                       -  11,125,617       1,113  34,358,122            -   (16,041,473)    18,317,762
    Exercise of warrants for common stock          -      34,567           3      17,922            -             -         17,925
    Exercise of options for common stock           -      35,990           4     166,944            -             -        166,948
    Issuance of common stock and warrants for
      the acquisition of ImmunoTherapy
      Corporation                                  -   2,132,592         213  17,167,199            -             -     17,167,412
    Issuance of common stock for consulting
      services, $4.00 per share                    -      17,400           2      69,598            -             -         69,600
    Net loss                                       -           -           -           -            -   (26,733,963)   (26,733,963)
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1998                       -  13,346,166     $ 1,335 $51,779,785          $ -  $(42,775,436)   $ 9,005,684
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------
                                         -----------  ----------  ----------  ----------  -----------  ------------  -------------

                                              AVI BIOPHARMA INC.
                                        (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS



                                                                                                               For the Period
                                                                        Year ended December 31,                July 22, 1980
                                                                --------------------------------------         (Inception) to
                                                                      1998                  1997              December 31, 1998
                                                                ----------------      ----------------    ------------------------
Cash flows from operating activities:
Net loss                                                        $    (26,733,963)     $     (3,615,990)   $            (42,775,436)
   Adjustments to reconcile net loss to net cash flows
      used in operating activities:
         Depreciation and amortization                                   223,186               467,250                   2,740,293
         Realized gain on sale of short-term investments -
            available for sale                                                 -                     -                     (96,750)
         Compensation expense on issuance of common
            stock and partnership units                                   69,600                     -                     251,992
         Compensation expense on issuance of options and
            warrants to purchase common stock or partnership units             -                     -                     562,353
         Conversion of interest accrued to common stock                        -                     -                       7,860
         Acquired in-process research and development                 19,473,154                     -                  19,473,154
         (Increase) decrease in:
            Other current assets                                        (490,386)                9,213                    (509,428)
            Other assets                                                       -                     -                     (29,847)
         Net increase in accounts payable and
             accrued liabilities                                         721,947               133,645                   1,186,399
                                                                ----------------      ----------------    ------------------------
               Net cash used in operating activities                  (6,736,462)           (3,005,882)                (19,189,410)

Cash flows from investing activities:
   Proceeds from sale or redemption of short-term investments                  -                30,000                     247,750
   Purchase of property and equipment                                   (109,657)             (323,798)                 (2,846,811)
   Patent costs                                                         (264,434)             (128,877)                 (1,036,270)
   Acquisition costs                                                  (2,203,236)             (102,506)                 (2,305,742)
                                                                ----------------      ----------------    ------------------------
               Net cash used in investing activities                  (2,577,327)             (525,181)                 (5,941,073)

Cash flows from financing activities:
   Proceeds from sale of common stock, warrants, and
     partnership units, net of offering costs, and exercise of
     options                                                             184,873            18,447,565                  34,025,940
   Buyback of common stock pursuant to rescission offering                     -              (288,795)                   (288,795)
   Withdrawal of partnership net assets                                        -                     -                    (176,642)
   Issuance of convertible debt                                                -                     -                      80,000
                                                                ----------------      ----------------    ------------------------
               Net cash provided by financing activities                 184,873            18,158,770                  33,640,503

Increase (decrease) in cash and cash equivalents                      (9,128,916)           14,627,707                   8,510,020

Cash and cash equivalents:
   Beginning of period                                                17,638,936             3,011,229                           -
                                                                ----------------      ----------------    ------------------------
   End of period                                                $      8,510,020      $     17,638,936    $              8,510,020
                                                                ----------------      ----------------    ------------------------
                                                                ----------------      ----------------    ------------------------

                             AVI BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS:

AVI BioPharma, Inc. (the Company) was incorporated in the State of Oregon on July 22, 1980. The mission of the Company is to develop and commercialize improved therapeutic products based upon antisense and drug delivery technology.

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

The Company is in the development stage. Since its inception in 1980 through December 31, 1998, the Company has incurred losses of approximately $43 million. Losses for 1998 include a one-time charge of $19,473,154 for acquired in-process research and development reflecting the recently completed acquisition of ITC and expenditures related to research and development and general and administrative expenses. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years. The financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to achieve a profitable level of operations in the future will depend in large part on its completing product development of its cancer vaccine, antisense and/or drug delivery products, obtaining regulatory approvals for such products and bringing these products to market. During the period required to develop these products, the Company will require substantial financing. There is no assurance that such financing will be available when needed or that the Company's planned products will be commercially successful. If necessary, the Company's management will curtail expenditures in an effort to conserve operating funds. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace as well as the burdensome regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

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

The Company's net loss for the year ended December 31, 1998 includes a one-time charge of $19,473,154, or $1.65 per share, for acquired in-process research and development, reflecting the recently completed acquisition of ImmunoTherapy Corporation (Note 6).


Year Ended December 31,                                            1998           1997
----------------------------------------------------------     ------------   -----------

Net loss                                                       $(26,733,963)  $(3,615,990)
Weighted average number of shares of common stock and
common stock equivalents outstanding:

Weighted average number of common shares
outstanding for computing basic earnings per share               11,801,453    10,078,962

Dilutive effect of warrants and stock options after
application of the treasury stock method                              *             *
                                                               ------------   -----------
Weighted average number of common shares outstanding
for computing diluted earnings per share                         11,801,453    10,078,962
                                                               ------------   -----------
                                                               ------------   -----------

Net loss per share - basic and diluted                               $(2.27)       $(0.36)
                                                               ------------   -----------
                                                               ------------   -----------

* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:


Year Ended December 31,                                            1998           1997
----------------------------------------------------------     ------------   -----------

Warrants and stock options                                        7,102,242     4,073,309


SEGMENT REPORTING

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment.

COMPREHENSIVE INCOME

The Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income. Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. SFAS No. 130 became effective during 1998. As net income and comprehensive income were identical in 1998 and 1997, SFAS No. 130 did not have an impact on the Company's financial statements.

RECENT PRONOUNCEMENTS

The Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," becomes effective for the Company's year ending December 31, 2000. The Company does not believe that SFAS No. 133 will have a material impact on its financial statements.

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

At December 31, 1998, the Company had two stock option plans, the 1992 Stock Incentive Plan and the 1997 Stock Option Plan (the Plans). The 1992 Plan provides for the issuance of incentive stock options to its employees and nonqualified stock options, stock appreciation rights and bonus rights to employees, directors of the Company and consultants. The 1997 Plan provides for the assumption of the ImmunoTherapy Options under the Merger Agreement. The Company has reserved 2,330,641 shares of common stock for issuance under the Plans. Options issued under the Plans generally vest ratably over four years and expire five to ten years from the date of grant.

The Financial Accounting Standards Board has issued SFAS 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998 and 1997 using the Black-Scholes options pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:


Year Ended December 31,                    1998        1997
-------------------------------------   ---------   ---------

Risk-free interest rate                   6.25%       6.25%
Expected dividend yield                      0%          0%
Expected lives                          6 Years     6 Years
Expected volatility                         76%         56%


Using the Black-Scholes methodology, the total value of options granted during 1998 and 1997 was $3,043,771 and $1,984,033, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1998 and 1997 was $4.08 and $3.95, respectively. Included in options granted during 1998, are options assumed in connection with the ImmunoTherapy Corporation acquisition as discussed in Note 6. As the fair value of the assumed options was recorded as part of the purchase price allocation, these assumed options have not been included in the SFAS 123 fair value calculation.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:


For the Year Ended
December 31,                                        1998                                     1997
-------------------------------    -------------------------------------    -------------------------------------
                                      As Reported          Pro Forma          As Reported          Pro Forma
                                   -----------------    ----------------    ----------------    -----------------

Net loss                             $(26,733,963)        $(28,791,068)       $(3,615,990)         $(4,949,440)
Net loss per share - basic
  and diluted                              $(2.27)              $(2.44)            $(0.36)              $(0.49)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards are anticipated in future years.

A summary of the status of the Company's stock option plans and changes are presented in the following table:



For the Year Ended
December 31,                                        1998                                     1997
---------------------------------- --------------------------------------    ------------------------------------
                                                       Weighted Average                         Weighted Average
                                        Shares          Exercise Price           Shares          Exercise Price
                                   ----------------    ------------------    --------------    ------------------

Options outstanding at beginning
of year                               1,240,209              $5.30              1,123,838             $4.73
Granted                                 971,856               5.29                502,361              6.51
Exercised                               (35,990)              4.64                (59,903)             4.70
Canceled                                (39,181)              4.65               (326,087)             5.29
                                   ----------------    ------------------    --------------    ------------------

Options outstanding at end
of year                               2,136,894               5.32              1,240,209              5.30
                                   ----------------    ------------------    --------------    ------------------
                                   ----------------    ------------------    --------------    ------------------
Exercisable at end of year            1,428,798              $5.05                980,206             $5.01
                                   ----------------    ------------------    --------------    ------------------
                                   ----------------    ------------------    --------------    ------------------


At December 31, 1998, 193,747 shares were available for future grant.

The following table summarizes information about stock options outstanding at December 31, 1998:


              Outstanding       Weighted Average
               Shares at           Remaining
Exercise      December 31,      Contractual Life    Exercisable
 Price           1998                (Years)         Options
---------     ------------      ----------------    -----------
  $0.04         12,600                6.93             12,600
   2.98          5,040                0.09              5,040
   3.13         50,000                9.71                ---
   3.75         33,334                9.92                ---
   3.81        138,034                6.46             59,065
   3.97        203,854                7.03            198,814
   4.56        576,580                3.50            576,580
   4.95        143,142                5.67            126,475
   6.00         79,568                6.83             34,566
   6.38        239,317                8.36            209,317
   6.63        522,052                9.02            169,218
   6.69        100,000                8.70             25,000
   7.94          5,040                4.02              5,040
   8.13         28,333                8.84              7,083

The Company has also issued warrants for the purchase of common stock in conjunction with financing and compensation arrangements. The value of warrants granted in 1997 have not been considered in the fair value based method of accounting defined in SFAS 123 as such warrant grants related to the raising of additional equity. Of the 2,166,814 warrants granted during 1998, 2,116,814 were in connection with the ImmunoTherapy Corporation acquisition as discussed in Note 6. The fair value of such warrants was considered in the purchase price of ImmunoTherapy Corporation and therefore has not been considered in the fair value based method of accounting defined in SFAS 123. The remaining 50,000 warrants were granted to non-employees of the Company. A summary of the status of the Company's warrants and changes are presented in the following table:

For the Year Ended
December 31,                                       1998                                     1997
---------------------------------- --------------------------------------    ------------------------------------
                                                           Weighted                             Weighted
                                                            Average                             Average
                                        Shares          Exercise Price          Shares          Exercise Price
                                   ----------------    ------------------    --------------    ------------------
Warrants outstanding at
beginning of year                     2,833,101              $12.88              427,434          $4.42
Granted                               2,166,814               13.36            2,700,000          13.30
Exercised                               (34,567)               0.54              (50,000)          0.10
Canceled                                    ---                 ---             (244,333)          5.39
                                   ----------------    ------------------    --------------    ------------------
Warrants outstanding at end of
year                                    4,965,348             13.17            2,833,101          12.88
                                   ----------------    ------------------    --------------    ------------------
                                   ----------------    ------------------    --------------    ------------------


Exercisable at end of year              4,965,348            $13.17            2,433,101         $12.99
                                   ----------------    ------------------    --------------    ------------------
                                   ----------------    ------------------    --------------    ------------------

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

The following table summarizes information about warrants outstanding at December 31, 1998:

                        Outstanding             Weighted Average
                        Warrants at           Remaining Contractual
 Exercise Price      December 31, 1998            Life (Years)          Exercisable Warrants
-----------------    -------------------     ----------------------     --------------------
  $ 0.0003                 33,334                   Varies                      33,334
      1.14                  5,000                   Varies                       5,000
      9.00                 60,200                    1.42                       60,200
      7.25                 50,000                    0.14                       50,000
     10.80                200,000                    3.42                      200,000
     13.50              4,616,814                   Varies                   4,616,814


4. INCOME TAXES:

At December 31, 1998 and 1997, the Company had federal and state tax net operating loss carryforwards of approximately $23,900,000 and $12,622,000, respectively. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of research and development costs. The federal carryforwards began to expire in 1997 and the state carryforwards will begin to expire in 2008, if not otherwise used. Of this $23,900,000, approximately $4,150,000 relates to net operating losses assumed as part of the ImmunoTherapy Corporation acquisition. Utilization of such losses is limited to approximately $1,200,000 per year. In addition, the Internal Revenue Code rules under Section 382 could limit the future use of the remaining $19,750,000 in losses based on ownership changes and the value of the Company's stock.

The Company had a net deferred tax asset of $10,566,000 and $6,260,000 at December 31, 1998 and 1997, primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero. The net change in the valuation allowance for deferred tax assets was an increase of approximately $4,306,000 and $1,600,000 for the years ended December 31, 1998 and 1997, respectively, mainly due to the increase in the net operating loss carryforwards.

An analysis of the deferred tax assets and liabilities as of December 31, 1998, is as follows:

                                                    Deferred Tax       Deferred Tax
                                                       Asset             Liability             Total
                                                 ----------------  -----------------      ------------
Net operating loss carryforwards                      $ 9,569,000            $     -      $ 9,569,000
Depreciation                                                4,000                  -            4,000
Research and development tax credits                    1,285,000                  -        1,285,000
Patent costs                                                    -          (292,000)         (292,000)
                                                 ----------------  -----------------      ------------
                                                     $ 10,858,000        $ (292,000)       10,566,000
                                                 ================  =================
Valuation allowance                                                                       (10,566,000)
                                                                                          ------------
                                                                                          $         -
                                                                                          ============

An analysis of the deferred tax assets and liabilities as of December 31, 1997, is as follows:


                                                    Deferred Tax        Deferred Tax
                                                       Asset             Liability              Total
                                                 ------------------  ------------------   -----------------
Net operating loss carryforwards                      $ 5,049,000            $     -          $ 5,049,000
Accrued expenses                                           20,000                  -               20,000
Depreciation                                              482,000                  -              482,000
Research and development tax credits                      930,000                  -              930,000
Patent costs                                                    -           (221,000)           (221,000)
                                                 ------------------  ------------------   ---------------
                                                      $ 6,481,000         $ (221,000)           6,260,000
                                                 ==================  ==================
Valuation allowance                                                                            (6,260,000)
                                                                                          =================
                                                                                                  $     -
                                                                                          =================

5. LEASE OBLIGATIONS:

The Company leases office and laboratory facilities under various noncancelable operating leases through December 2004. Rent expense under these leases was $293,000 and $313,000 for the years ended December 31, 1998 and 1997, respectively, and $1,440,000 for the period from July 22, 1980 through December 31, 1998.

At December 31, 1998, the aggregate noncancelable future minimum payments under these leases are as follows:

Year ending December 31,
1999                               $       325,000
2000                                       333,000
2001                                       341,000
2002                                       350,000
2003                                       335,000
Thereafter                                 298,000
                                      =============
Total minimum lease payments       $     1,982,000
                                      =============

6. ACQUISITION:

On September 15, 1998, the Company acquired all of the equity of ImmunoTherapy Corporation (ITC), a privately held biotechnology company based in Seattle, Washington. ITC was in the process of developing a therapeutic vaccine targeting cancer. The purchase consideration consisted of 2,132,592 shares of AVI BioPharma common stock and 2,116,814 warrants to purchase AVI BioPharma common stock. The transaction was accounted for as a purchase. In connection with the purchase price allocation, the Company estimated that substantially all of the intangible assets consist of research and development projects in process. At that time, the development of these projects had not reached technology feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, a one-time charge for acquired in-process research and development of $19,473,154, or $1.65 per share, has been reflected in the accompanying financial statements.

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

Unaudited pro forma combined statements of operations assume the ITC acquisition occurred at beginning of each period and include acquired in-process research and development are as follows:



Year Ended December 31,                          1998       1997
---------------------------------------     ------------  ----------
Revenues                                       $120,351    $  14,345

Net loss                                    (27,684,092)  (4,940,483)

Net loss per share - basic and diluted           $(2.08)      $(0.40)


As part of the acquisition, the Company loaned $440,000 in relocation related costs to a former ITC executive who joined the management of the Company. The resulting note receivable bears interest at 9 1/2 percent per year, is due March 31, 1999, and is included in Other current assets.