Form 10QSB
period 1999-03-31
AVI BIOPHARMA INC
filed 1999-05-13
CIK 873303

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                   FORM 10-QSB

                     ---------------------------------------

         (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                 For the transition period from       to
                                                -----    -----

                         Commission file number 0-22613

                            ------------------------

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

                            ------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X   No
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                             13,351,206
           (Class)                                (Outstanding at May 3, 1999)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               AVI BIOPHARMA, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets - March 31, 1999 and December 31, 1998                                2

              Statements of Operations - Three Months Ended March 31, 1999 and
              1998 and from July 22, 1980 (Inception) to March 31, 1999
                                                                                                   3

              Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998 and
              from July 22, 1980 (Inception) to March 31, 1999                                     4

              Notes to Financial Statements                                                        5

Item 2.       Management's Discussion and Analysis                                                 6


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                     8

Signatures                                                                                         9

                               AVI BIOPHARMA, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  March 31,             December 31,
                                                                     1999                   1998
                                                               -----------------     -------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                  $      6,691,194      $        8,510,020
    Other current assets                                                 43,313                 509,428
                                                               -----------------     -------------------
        Total Current Assets                                          6,734,507               9,019,448

Property and Equipment, net of accumulated
       depreciation and amortization of $ 2,420,122
       and $2,386,310                                                   479,723                 411,828
Patent Costs, net of accumulated amortization of
       $341,310 and $305,310                                            745,479                 730,960
Other Assets                                                             29,847                  29,847
                                                               -----------------     -------------------
        Total Assets                                           $      7,989,556      $       10,192,083
                                                               -----------------     -------------------
                                                               -----------------     -------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                           $        462,415      $          891,928
    Accrued liabilities                                                 245,916                 294,471
                                                               -----------------     -------------------
        Total Current Liabilities                                       708,331               1,186,399

Shareholders' Equity:
    Preferred Stock, $.0001 par value, 2,000,000
      shares authorized; none issued and outstanding                          -                       -
    Common stock, $.0001 par value, 50,000,000
      shares authorized; 13,351,206 and 13,346,166
      issued and outstanding                                              1,335                   1,335
    Additional paid-in capital                                       51,794,785              51,779,785
    Deficit accumulated during the development stage                (44,514,895)            (42,775,436)
                                                               -----------------     -------------------
       Total Shareholders' Equity                                     7,281,225               9,005,684
                                                               -----------------     -------------------
       Total Liabilities and Shareholders' Equity              $      7,989,556      $       10,192,083
                                                               -----------------     -------------------
                                                               -----------------     -------------------

     The accompanying notes are an integral part of these balance sheets.

                               AVI BIOPHARMA, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                                                                                     July 22, 1980
                                                              Three months ended March 31,          (Inception) to
                                                               1999                1998             March 31, 1999
                                                          ----------------    ----------------    --------------------
Revenues, from grants and research contracts              $         4,115     $         5,650     $           828,308

Operating expenses:
    Research and development                                    1,342,650           1,294,264              19,398,256
    General and administrative                                    417,624             306,965               7,870,801
    Acquired in-process research and
      development                                                  59,839                   -              19,532,993
                                                          ----------------    ----------------    --------------------
                                                                1,820,113           1,601,229              46,802,050

Other Income:
    Interest income, net                                           76,539             170,721               1,362,097
    Realized gain on sale of short-term investments                     -                   -                  96,750
                                                          ----------------    ----------------    --------------------
                                                                   76,539             170,721               1,458,847
                                                          ----------------    ----------------    --------------------

Net loss                                                  $    (1,739,459)    $    (1,424,858)    $       (44,514,895)
                                                          ----------------    ----------------    --------------------
                                                          ----------------    ----------------    --------------------

Net loss per share - basic and diluted                    $         (0.13)    $         (0.13)
                                                          ----------------    ----------------
                                                          ----------------    ----------------

Weighted average number of common shares
outstanding for computing basic and diluted
loss per share                                                 13,349,358          11,147,840
                                                          ----------------    ----------------
                                                          ----------------    ----------------

       The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                                                                                                  For the Period
                                                                             Three months ended March 31,          July 22, 1980
                                                                        -----------------------------------       (Inception) to
                                                                              1999               1998              March 31, 1999
                                                                        ----------------   ----------------    -------------------
Cash flows from operating activities:
Net loss                                                                $    (1,739,459)   $    (1,424,858)    $      (44,514,895)
   Adjustments to reconcile net loss to net cash flows
      used in operating activities:
         Depreciation and amortization                                           69,812             56,673              2,810,105
         Realized gain on sale of short-term investments -
            available for sale                                                        -                  -                (96,750)
         Compensation expense on issuance of common
            stock and partnership units                                               -                  -                251,992
         Compensation expense on issuance of options and
            warrants to purchase common stock or partnership units                    -                  -                562,353
         Conversion of interest accrued to common stock                               -                  -                  7,860
         Acquired in-process research and development                            59,839                  -             19,532,993
         (Increase) decrease in:
            Other current assets                                                466,115           (530,218)               (43,313)
            Other assets                                                              -                  -                (29,847)
         Net increase (decrease) in accounts payable and
             accrued liabilities                                               (478,068)            16,984                708,331
                                                                        ----------------   ----------------    -------------------
               Net cash used in operating activities                         (1,621,761)        (1,881,419)           (20,811,171)

Cash flows from investing activities:
   Proceeds from sale or redemption of short-term investments                         -                  -                247,750
   Purchase of property and equipment                                          (101,707)            (6,513)            (2,948,518)
   Patent costs                                                                 (50,519)           (22,762)            (1,086,789)
   Acquisition costs                                                            (59,839)           (89,695)            (2,365,581)
                                                                        ----------------   ----------------    -------------------
               Net cash used in investing activities                           (212,065)          (118,970)            (6,153,138)

Cash flows from financing activities:
   Proceeds from sale of common stock, warrants, and
     partnership units, net of offering costs, and exercise of
     options                                                                     15,000            152,003             34,040,940
   Buyback of common stock pursuant to rescission offering                            -                  -               (288,795)
   Withdrawal of partnership net assets                                               -                  -               (176,642)
   Issuance of convertible debt                                                       -                  -                 80,000
                                                                        ----------------   ----------------    -------------------
               Net cash provided by financing activities                         15,000            152,003             33,655,503

Increase (decrease) in cash and cash equivalents                             (1,818,826)        (1,848,386)             6,691,194

Cash and cash equivalents:
   Beginning of period                                                        8,510,020         17,638,936                      -
                                                                        ----------------   ----------------    -------------------
   End of period                                                        $     6,691,194    $    15,790,550     $        6,691,194
                                                                        ----------------   ----------------    -------------------
                                                                        ----------------   ----------------    -------------------

       The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the three-month periods ended March 31, 1999 and 1998 and the financial information as of March 31, 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from AVI BioPharma, Inc.'s (the Company's) Form 10-KSB. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended March 31,                                         1999                   1998
----------------------------------------------------------   ---------------------  --------------------
Net loss                                                            $(1,739,459)         $(1,424,858)
Weighted average number of shares of common stock and
 common stock equivalents outstanding:
Weighted average number of common shares
 outstanding for computing basic earnings per share                  13,349,358           11,147,840
Dilutive effect of warrants and stock options after
 application of the treasury stock method                               *                     *
                                                             ---------------------  --------------------
Weighted average number of common shares outstanding
 for computing diluted earnings per share                            13,349,358           11,147,840
                                                             ---------------------  --------------------
                                                             ---------------------  --------------------
Net loss per share - basic and diluted                                   $(0.13)              $(0.13)
                                                             ---------------------  --------------------
                                                             ---------------------  --------------------

* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended March 31,                                         1999                   1998
----------------------------------------------------------   ---------------------  --------------------
Warrants and stock options                                          7,078,051             4,593,497

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of March 31, 1999, the Company's accumulated deficit was $44,514,895.

RESULTS OF OPERATIONS

Operating expenses increased to $1,820,113 in the first quarter of 1999 from $1,601,229 in the first quarter of 1998 due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, and to broaden the Company's investor and public relations efforts. Net interest income decreased to $76,539 in the first quarter of 1999 from $170,721 in the first quarter of 1998 due to earnings on decreased cash balances, which consisted of proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $6,691,194 at March 31, 1999, compared with $8,510,020 at December 31, 1998. The decrease of $1,818,826 was primarily due to increases in research and development staffing and increased expenses associated with clinical programs, outside collaborations, and pre-clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support internal research expansion in the Company's core technology areas.

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

Exhibit No.
-----------
     27          Financial Data Schedule

(b)  Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 3, 1999            AVI BIOPHARMA, INC.


                                    By:    /s/ DENIS R. BURGER, Ph.D.
                                        ----------------------------------------
                                    Denis R. Burger, Ph.D.
                                    President, Chief Executive Officer
                                    and Chairman (of the Board of Directors)
                                    (Principal Executive Officer)



                                    By:    /s/ ALAN P. TIMMINS
                                        ----------------------------------------
                                    Alan P. Timmins
                                    Chief Operating Officer,
                                    Chief Financial Officer and Director
                                    (Principal Financial and Accounting Officer)