Form 10QSB
period 1999-06-30
AVI BIOPHARMA INC
filed 1999-08-12
CIK 873303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------


                                   FORM 10-QSB

                     ---------------------------------------

            (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from  _________ to _______

                         Commission file number 0-22613

                     ---------------------------------------

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

                     ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X    No
                              ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock without par value                  13,351,206
                     (Class)                    (Outstanding at August 3, 1999)

================================================ =============================
Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ----   ----
===============================================================================

                               AVI BIOPHARMA, INC.
                                   FORM 10-QSB
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   Page
------------------------------                                                                   ----
Item 1.       Financial Statements

              Balance Sheets - June 30, 1999 and December 31, 1998                                 2

              Statements of Operations - Three and Six Months Ended June 30,
              1999 and 1998 and from July 22, 1980 (Inception) to June 30, 1999                    3

              Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998 and from
              July 22, 1980 (Inception) to June 30, 1999                                           4

              Notes to Financial Statements                                                        5

Item 2.       Management's Discussion and Analysis                                                 6

PART II - OTHER INFORMATION
---------------------------
Item 4.       Submission of Matters to a Vote of Security Holders                                  8

Item 6.       Exhibits and Reports on Form 8-K                                                     8

Signatures                                                                                         9


                               AVI BIOPHARMA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                   June 30,             December 31,
                                                                     1999                   1998
                                                               -----------------     -------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                $        4,385,598    $          8,510,020
    Other current assets                                                 38,272                 509,428
                                                               -----------------     -------------------
        Total Current Assets                                          4,423,870               9,019,448

Property and Equipment, net of accumulated
       depreciation and amortization of $2,456,395
       and $2,386,310                                                   451,252                 411,828
Patent Costs, net of accumulated amortization of
       $378,810 and $305,310                                            792,997                 730,960
Other Assets                                                             29,847                  29,847
                                                               -----------------     -------------------
        Total Assets                                         $        5,697,966    $         10,192,083
                                                               -----------------     -------------------
                                                               -----------------     -------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                         $          173,039    $            891,928
    Accrued liabilities                                                 240,887                 294,471
                                                               -----------------     -------------------
        Total Current Liabilities                                       413,926               1,186,399

Shareholders' Equity:
    Preferred Stock, $.0001 par value, 2,000,000
      shares authorized; none issued and outstanding                          -                       -
    Common stock, $.0001 par value, 50,000,000
      shares authorized; 13,351,206 and 13,346,166
      issued and outstanding                                              1,335                   1,335
    Additional paid-in capital                                       51,794,785              51,779,785
    Deficit accumulated during the development stage                (46,512,080)            (42,775,436)
                                                               -----------------     -------------------
       Total Shareholders' Equity                                     5,284,040               9,005,684
                                                               -----------------     -------------------
       Total Liabilities and Shareholders' Equity            $        5,697,966    $         10,192,083
                                                               -----------------     -------------------
                                                               -----------------     -------------------

       The accompanying notes are an integral part of these balance sheets.

                               AVI BIOPHARMA, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                                     July 22, 1980
                                                     Three months ended June 30,      Six months ended June 30,     (Inception) to
                                                        1999            1998           1999              1998        June 30, 1999
                                                     ------------   ------------    ------------    ------------   ---------------
Revenues, from grants and research contracts         $        110   $      6,153    $      4,225    $     11,803   $      828,418

Operating expenses:
    Research and development                            1,627,478      1,304,174       2,970,128       2,598,439       21,025,734
    General and administrative                            418,868        504,985         836,492         811,950        8,289,669
    Acquired in-process research and
      development                                           1,498              -          61,337               -       19,534,491
                                                      ------------   ------------    ------------    ------------    -------------
                                                        2,047,844      1,809,159       3,867,957       3,410,389       48,849,894

Other Income:
    Interest income, net                                   50,549        143,543         127,088         314,264        1,412,646
    Realized gain on sale of short-term investments             -              -               -               -           96,750
                                                      ------------   ------------    ------------    ------------    -------------
                                                           50,549        143,543         127,088         314,264        1,509,396
                                                      ------------   ------------    ------------    ------------    -------------

Net loss                                             $ (1,997,185)  $ (1,659,463)   $ (3,736,644)   $ (3,084,322)    $ (46,512,080)
                                                      ------------   ------------    ------------    ------------    -------------
                                                      ------------   ------------    ------------    ------------    -------------

Net loss per share - basic and diluted               $      (0.15)  $      (0.15)   $      (0.28)   $      (0.28)
                                                      ------------   ------------    ------------    ------------
                                                      ------------   ------------    ------------    ------------

Weighted average number of common shares
outstanding for computing basic and diluted
earnings per share                                     13,351,206     11,166,536      13,350,287      11,157,240
                                                      ------------   ------------    ------------    ------------
                                                      ------------   ------------    ------------    ------------


       The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                                  For the Period
                                                                               Six months ended June 30,           July 22, 1980
                                                                       ----------------------------------------   (Inception) to
                                                                               1999                  1998          June 30, 1999
                                                                       ------------------    ------------------  -----------------
Cash flows from operating activities:
Net loss                                                               $      (3,736,644)    $      (3,084,322)  $    (46,512,080)
   Adjustments to reconcile net loss to net cash flows
      used in operating activities:
         Depreciation and amortization                                           143,884               107,040          2,884,177
         Realized gain on sale of short-term investments -
            available for sale                                                         -                     -            (96,750)
         Compensation expense on issuance of common
            stock and partnership units                                                -                     -            251,992
         Compensation expense on issuance of options and
            warrants to purchase common stock or partnership units                     -                     -            562,353
         Conversion of interest accrued to common stock                                -                     -              7,860
         Acquired in-process research and development                             61,337                     -         19,534,491
         (Increase) decrease in:
            Other current assets                                                 471,156            (1,237,612)           (38,272)
            Other assets                                                               -                     -            (29,847)
         Net increase (decrease) in accounts payable and
             accrued liabilities                                                (772,473)              (30,360)           413,926
                                                                         ----------------      ----------------    ---------------
               Net cash used in operating activities                          (3,832,740)           (4,245,254)       (23,022,150)

Cash flows from investing activities:
   Proceeds from sale or redemption of short-term investments                          -                     -            247,750
   Purchase of property and equipment                                           (109,808)              (30,268)        (2,956,619)
   Patent costs                                                                 (135,537)              (92,099)        (1,171,807)
   Acquisition costs                                                             (61,337)             (243,254)        (2,367,079)
                                                                         ----------------      ----------------    ---------------
               Net cash used in investing activities                            (306,682)             (365,621)        (6,247,755)

Cash flows from financing activities:
   Proceeds from sale of common stock, warrants, and
     partnership units, net of offering costs, and exercise of
     options                                                                      15,000               166,950         34,040,940
   Buyback of common stock pursuant to rescission offering                             -                     -           (288,795)
   Withdrawal of partnership net assets                                                -                     -           (176,642)
   Issuance of convertible debt                                                        -                     -             80,000
                                                                         ----------------      ----------------    ---------------
               Net cash provided by financing activities                          15,000               166,950         33,655,503

Increase (decrease) in cash and cash equivalents                              (4,124,422)           (4,443,925)         4,385,598

Cash and cash equivalents:
   Beginning of period                                                         8,510,020            17,638,936                  -
                                                                         ----------------      ----------------    ---------------
   End of period                                                       $       4,385,598     $      13,195,011   $      4,385,598
                                                                         ----------------      ----------------    ---------------
                                                                         ----------------      ----------------    ---------------

       The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The financial information included herein for the three and six-month periods ended June 30, 1999 and 1998 and the financial information as of June 30, 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from AVI BioPharma, Inc.'s (the Company's) Form 10-KSB. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended June 30,                                           1999                  1998
----------------------------------------------------------   ---------------------  --------------------
Net loss                                                            $(1,997,185)         $(1,659,463)
Weighted average number of shares of common stock and
common stock equivalents outstanding:
Weighted average number of common shares
outstanding for computing basic earnings per share                    13,351,206           11,166,536
Dilutive effect of warrants and stock options after
application of the treasury stock method                              *                     *
                                                             ---------------------  --------------------
Weighted average number of common shares outstanding
 for computing diluted earnings per share                             13,351,206           11,166,536
                                                             ---------------------  --------------------
                                                             ---------------------  --------------------
Net loss per share - basic and diluted                                   $(0.15)              $(0.15)
                                                             ---------------------  --------------------
                                                             ---------------------  --------------------

Six Months Ended June 30,                                               1999                1998
----------------------------------------------------------   ---------------------  --------------------
Net loss                                                            $(3,736,644)         $(3,084,322)
Weighted average number of shares of common stock and
common stock equivalents outstanding:
Weighted average number of common shares
outstanding for computing basic earnings per share                    13,350,287           11,157,240
Dilutive effect of warrants and stock options after
application of the treasury stock method                              *                     *
                                                             ---------------------  --------------------
Weighted average number of common shares outstanding
for computing diluted earnings per share                              13,350,287           11,157,240
                                                             ---------------------  --------------------
                                                             ---------------------  --------------------
Net loss per share - basic and diluted                                   $(0.28)              $(0.28)
                                                             ---------------------  --------------------
                                                             ---------------------  --------------------

* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended June 30,                                             1999                  1998
----------------------------------------------------------   ---------------------  --------------------
Warrants and stock options                                             7,077,082            4,583,607

Six Months Ended June 30,                                               1999                  1998
----------------------------------------------------------   ---------------------  --------------------
Warrants and stock options                                             7,077,082            4,583,607

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

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of June 30, 1999, the Company's accumulated deficit was $46,512,080.

RESULTS OF OPERATIONS

Operating expenses increased to $2,047,844 in the second quarter of 1999 from $1,809,159 in the second quarter of 1998 and to $3,867,957 for the six months ended June 30, 1999 from $3,410,389 for the comparable period of 1998 due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. Net interest income decreased to $50,549 in the second quarter of 1999 from $143,543 in the second quarter of 1998 and to $127,088 for the six months ended June 30, 1999 from $314,264 for the comparable period in 1998 due to earnings on decreased cash balances, which consisted of proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $4,385,598 at June 30, 1999, compared with $8,510,020 at December 31, 1998. The decrease of $4,124,422 was primarily due to increases in research and development staffing and increased expenses associated with clinical programs, outside collaborations, and pre-clinical testing of the Company's technologies.

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

The Company expects that its cash requirements over the next several months will be satisfied by existing cash resources.

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


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 1999, at the Annual Meeting of the Company's Shareholders, the shareholders approved each of the proposals set forth in the Company's Proxy Statement dated April 30, 1999, briefly described below:

(i) The shareholders were requested to elect the following individuals to the Board of Directors:

                  NOMINEE                      FOR              WITHHELD
                  -------                      ---              --------
         Denis R. Burger, Ph.D.             8,374,870            106,471
         Patrick L. Iversen, Ph.D.          8,376,070            105,271
         Nick Bunick                        8,290,885            190,456
         Bruce L.A. Carter, Ph.D.           8,376,070            105,271
         Jeffrey L. Lillard                 8,380,662            100,679

The foregoing directors were approved.

(ii) The shareholders were asked to approve the selection of Arthur Andersen LLP as the Company's independent auditors. The proposal was approved by the shareholders, as 8,434,210 votes were cast for the proposal, 35,146 votes were against, and 11,985 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as a part of this report is listed below and this list constitutes the exhibit index.

Exhibit No.
-----------
         27       Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 3, 1999            AVI BIOPHARMA, INC.


                                  By: /s/ DENIS R. BURGER, Ph.D.
                                      ------------------------------------
                                  Denis R. Burger, Ph.D.
                                  President, Chief Executive Officer
                                  and Chairman (of the Board of Directors)
                                  (Principal Executive Officer)


                                  By: /s/ ALAN P. TIMMINS
                                      ------------------------------------
                                  Alan P. Timmins
                                  Chief Operating Officer,
                                  Chief Financial Officer and Director
                                  (Principal Financial and Accounting Officer)