Form 10QSB
period 1999-09-30
AVI BIOPHARMA INC
filed 1999-11-12
CIK 873303

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-QSB
                             ----------------------

                    (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                    For the transition period from _______ to _______

                         Commission file number 0-22613

                             ----------------------

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

                             ----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock with $.0001 par value                        13,351,206
             (Class)                           (Outstanding at November 1, 1999)

================================================================================
Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---
================================================================================

                               AVI BIOPHARMA, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1999 and December 31, 1998                            2


         Statements of Operations - Three and Nine Months Ended September 30, 1999 and
         1998 and from July 22, 1980 (Inception) to September 30, 1999                        3

         Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998 and
         from July 22, 1980 (Inception) to September 30, 1999                                 4

         Notes to Financial Statements                                                        5

Item 2.  Management's Discussion and Analysis                                                 6

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                     8

Signatures                                                                                    9

                               AVI BIOPHARMA, INC.
                          (A Development Stage Company)
                                  BALANCE SHEETS

                                                               September 30,      December 31,
                                                                    1999             1998
                                                             ----------------   ----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                $     2,444,140    $     8,510,020
    Other current assets                                              31,242            509,428
                                                             ----------------   ----------------
        Total Current Assets                                       2,475,382          9,019,448

Property and Equipment, net of accumulated
       depreciation and amortization of $2,483,737
       and $2,386,310                                                438,212            411,828
Patent Costs, net of accumulated amortization of
       $420,810 and $305,310                                         813,111            730,960
Other Assets                                                          29,847             29,847
                                                             ----------------   ----------------
        Total Assets                                         $     3,756,552    $    10,192,083
                                                             ----------------   ----------------
                                                             ----------------   ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                         $       433,929    $       891,928
    Accrued liabilities                                              243,664            294,471
                                                             ----------------   ----------------
        Total Current Liabilities                                    677,593          1,186,399

Shareholders' Equity:
    Preferred Stock, $.0001 par value, 2,000,000
      shares authorized; none issued and outstanding                       -                  -
    Common stock, $.0001 par value, 50,000,000
      shares authorized; 13,351,206 and 13,346,166
      issued and outstanding                                           1,335              1,335
    Additional paid-in capital                                    51,794,785         51,779,785
    Deficit accumulated during the development stage             (48,717,161)       (42,775,436)
                                                             ----------------   ----------------
       Total Shareholders' Equity                                  3,078,959          9,005,684
                                                             ----------------   ----------------
       Total Liabilities and Shareholders' Equity            $     3,756,552    $    10,192,083
                                                             ----------------   ----------------
                                                             ----------------   ----------------




The accompanying notes are an integral part of these balance sheets.

                               AVI BIOPHARMA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                  July 22, 1980
                                              Three months ended September 30,  Nine months ended September 30,   (Inception) to
                                                     1999             1998           1999            1998       September 30, 1999
                                              --------------------------------  ------------------------------- ------------------
Revenues, from grants and research contracts   $       3,558   $       4,977    $      7,783   $      16,780     $     831,976

Operating expenses:
  Research and development                         1,739,728       1,549,133       4,709,856       4,147,572        22,765,462
  General and administrative                         504,607         366,637       1,341,099       1,178,587         8,794,276
  Acquired in-process research and
    development                                            -      19,476,091          61,337      19,476,091        19,534,491
                                              ---------------  --------------   -------------  --------------    --------------
                                                   2,244,335      21,391,861       6,112,292      24,802,250        51,094,229

Other Income:

  Interest income, net                                35,696         128,927         162,784         443,191         1,448,342
  Realized gain on sale of short-term
    investments                                            -               -               -               -            96,750
                                              ---------------  --------------   -------------  --------------    --------------
                                                      35,696         128,927         162,784         443,191         1,545,092
                                              ---------------  --------------   -------------  --------------    --------------

Net loss                                       $  (2,205,081)  $ (21,257,957)   $ (5,941,725) $  (24,342,279)    $ (48,717,161)
                                              ---------------  --------------   -------------  --------------    --------------
                                              ---------------  --------------   -------------  --------------    --------------

Net loss per share - basic and diluted         $       (0.17)  $       (1.84)   $      (0.45) $        (2.16)
                                              ---------------  --------------   -------------  --------------
                                              ---------------  --------------   -------------  --------------
Weighted average number of common shares
outstanding for computing basic and diluted
earnings per share                                13,351,206      11,539,885      13,350,597      11,286,190
                                              ---------------  --------------   -------------  --------------
                                              ---------------  --------------   -------------  --------------




The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS

                                                                                                             For the Period
                                                                         Nine months ended September 30,      July 22, 1980
                                                                         -------------------------------     (Inception) to
                                                                              1999              1998        September 30, 1999
                                                                         --------------  ---------------    ------------------
Cash flows from operating activities:

Net loss                                                                 $ (5,941,725)    $ (24,342,279)     $  (48,717,161)
   Adjustments to reconcile net loss to net cash flows
      used in operating activities:
         Depreciation and amortization                                        222,802           157,140           2,963,095
         Realized gain on sale of short-term investments -
            available for sale                                                      -                 -             (96,750)
         Compensation expense on issuance of common
            stock and partnership units                                             -                 -             251,992
         Compensation expense on issuance of options and
            warrants to purchase common stock or partnership units                  -                 -             562,353
         Conversion of interest accrued to common stock                             -                 -               7,860
         Acquired in-process research and development                          61,337        19,476,091          19,534,491
         (Increase) decrease in:
            Other current assets                                              478,186          (506,105)            (31,242)
            Other assets                                                            -                 -             (29,847)
         Net increase (decrease) in accounts payable and
             accrued liabilities                                             (508,806)          704,408             677,593
                                                                         --------------  ---------------    ------------------
               Net cash used in operating activities                       (5,688,206)       (4,510,745)        (24,877,616)

Cash flows from investing activities:
   Proceeds from sale or redemption of short-term investments                       -                 -             247,750
   Purchase of property and equipment                                        (133,686)          (56,318)         (2,980,497)
   Patent costs                                                              (197,651)         (201,540)         (1,233,921)
   Acquisition costs                                                          (61,337)       (2,126,535)         (2,367,079)
                                                                         --------------  ---------------    ------------------
               Net cash used in investing activities                         (392,674)       (2,384,393)         (6,333,747)

Cash flows from financing activities:
   Proceeds from sale of common stock, warrants, and
     partnership units, net of offering costs, and exercise of
     options                                                                   15,000           184,873          34,040,940
   Buyback of common stock pursuant to rescission offering                          -                 -            (288,795)
   Withdrawal of partnership net assets                                             -                 -            (176,642)
   Issuance of convertible debt                                                     -                 -              80,000
                                                                         --------------  ---------------    ------------------
               Net cash provided by financing activities                       15,000           184,873          33,655,503

Increase (decrease) in cash and cash equivalents                           (6,065,880)       (6,710,265)          2,444,140

Cash and cash equivalents:
   Beginning of period                                                      8,510,020        17,638,936                   -
                                                                         --------------  ---------------    ------------------
   End of period                                                         $  2,444,140     $  10,928,671      $    2,444,140
                                                                         --------------  ---------------    ------------------
                                                                         --------------  ---------------    ------------------




The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the three and nine-month periods ended September 30, 1999 and 1998 and the financial information as of September 30, 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from AVI BioPharma, Inc.'s (the Company's) Form 10-KSB. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

  Three Months September 30,                                        1999              1998
 ---------------------------------------------------------    ----------------   ----------------
  Net loss                                                     $(2,205,081)        $(21,257,957)
  Weighted average number of shares of
  common stock and common stock equivalents
  outstanding:
  Weighted average number of common shares
  outstanding for computing basic earnings per share            13,351,206           11,539,885
  Dilutive effect of warrants and stock options after
  application of the treasury stock method                      *                     *
                                                               -----------         -------------
  Weighted average number of common shares outstanding
   for computing diluted earnings per share                     13,351,206           11,539,885
                                                               -----------         -------------
                                                               -----------         -------------
  Net loss per share - basic and diluted                            $(0.17)              $(1.84)
                                                               -----------         -------------
                                                               -----------         -------------

  Nine Months Ended September 30,                                 1999                1998
 ---------------------------------------------------------    ----------------   ----------------
  Net loss                                                     $(5,941,725)        $(24,342,279)
  Weighted average number of shares of
  common stock and common stock equivalents
  outstanding:
  Weighted average number of common shares
  outstanding for computing basic earnings per share            13,350,597           11,286,190
  Dilutive effect of warrants and stock options after
  application of the treasury stock method                      *                     *
                                                               -----------         -------------
  Weighted average number of common shares outstanding
   for computing diluted earnings per share                     13,350,597           11,286,190
                                                               -----------         -------------
                                                               -----------         -------------
  Net loss per share - basic and diluted                            $(0.45)              $(2.16)
                                                               -----------         -------------
                                                               -----------         -------------

* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

  Three Months Ended September 30,                                1999                  1998
 ---------------------------------------------------------    ----------------   ----------------
  Warrants and stock options                                    7,077,082            7,024,233

  Nine Months Ended September 30,                                  1999                 1998
 ---------------------------------------------------------    ----------------   ----------------
  Warrants and stock options                                    7,077,082            7,024,233

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

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of September 30, 1999, the Company's accumulated deficit was $48,717,161.

RESULTS OF OPERATIONS

Operating expenses decreased to $2,244,335 in the third quarter of 1999 from $21,391,861 in the third quarter of 1998 and to $6,112,292 for the nine months ended September 30, 1999 from $24,802,250 for the comparable period of 1998 principally due in each case to a one-time charge of $19,476,091 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation in September 1998 and increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical testing of the Company's technologies. Net interest income decreased to $35,696 in the third quarter of 1999 from $128,927 in the third quarter of 1998 and to $162,784 for the nine months ended September 30, 1999 from $443,191 for the comparable period in 1998 due to earnings on decreased cash balances, which consisted of proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $2,444,140 at September 30, 1999, compared with $8,510,020 at December 31, 1998. The decrease of $6,065,880 was primarily due to increases in research and development staffing and increased expenses associated with clinical programs, outside collaborations, and pre-clinical testing of the Company's technologies.

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

The Company expects that its cash requirements over the next several months will be satisfied by existing cash resources. The Company is continuing its efforts to raise capital to fund future operations.

SUBSEQUENT EVENT

In November 1999, the Company received a commitment for $5,000,000 in funding.

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

Exhibit No.
-----------

         27       Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 1, 1999           AVI BIOPHARMA, INC.

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

                                   By: /s/ ALAN P. TIMMINS
                                      ----------------------------
                                   Alan P. Timmins
                                   Chief Operating Officer,
                                   Chief Financial Officer and Director
                                   (Principal Financial and Accounting Officer)