Form 10-Q
period 2000-03-31
AVI BIOPHARMA INC
filed 2000-05-10
CIK 873303

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------
                                    FORM 10-Q
                     ---------------------------------------
         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                   For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                               OF THE EXCHANGE ACT

              For the transition period from ________ to __________

                         Commission file number 0-22613

                               -------------------

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

                               -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock with $.0001 par value                16,709,616
                     (Class)                        (Outstanding at May 3, 2000)

================================================================================

================================================================================

                               AVI BIOPHARMA, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   PAGE

Item 1.       Financial Statements


              Balance Sheets - March 31, 2000 and December 31, 1999                                2

              Statements of Operations - Three Months Ended March 31, 2000 and 1999 and
              from July 22, 1980 (Inception) to March 31, 2000                                     3

              Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 and
              from July 22, 1980 (Inception) to March 31, 2000                                     4

              Notes to Financial Statements                                                        5

Item 2.       Management's Discussion and Analysis                                                 6

PART II - OTHER INFORMATION
---------------------------
Item 6.       Exhibits and Reports on Form 8-K                                                     8

Signatures                                                                                         9



                                  AVI BIOPHARMA, INC.
                             (A Development Stage Company)
                                    BALANCE SHEETS


                                                                  March 31,             December 31,
                                                                     2000                   1999
                                                               -----------------     -------------------

ASSETS
Current Assets:
    Cash and cash equivalents                                $        9,580,282    $          8,683,005
    Short-term securities--available-for-sale                         4,800,000               2,937,500
    Other current assets                                                 48,717                  31,242
                                                               -----------------     -------------------
        Total Current Assets                                         14,428,999              11,651,747

Property and Equipment, net of accumulated
       depreciation and amortization of $2,552,567
       and $2,518,494                                                   423,229                 403,303
Patent Costs, net of accumulated amortization of
       $454,268 and $418,268                                            849,852                 844,731
Other Assets                                                             89,309                  29,847
                                                               -----------------     -------------------
        Total Assets                                         $       15,791,389    $         12,929,628
                                                               =================     ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                         $          509,874    $            727,673
    Accrued liabilities                                                 257,101                 312,481
                                                               -----------------     -------------------
        Total Current Liabilities                                       766,975               1,040,154

Shareholders' Equity:
    Preferred Stock, $.0001 par value, 2,000,000
      shares authorized; none issued and outstanding                          -                       -
    Common stock, $.0001 par value, 50,000,000
      shares authorized; 16,658,784 and 16,236,428
      issued and outstanding                                              1,666                   1,624
    Additional paid-in capital                                       65,313,507              62,901,227
    Accumulated other comprehensive income                            1,903,000                  40,500
    Deficit accumulated during the development stage                (52,193,759)            (51,053,877)
                                                               -----------------     -------------------
       Total Shareholders' Equity                                    15,024,414              11,889,474
                                                               -----------------     -------------------
       Total Liabilities and Shareholders' Equity            $       15,791,389    $         12,929,628
                                                               =================     ===================



                        The accompanying notes are an integral part of these balance sheets.


                                    AVI BIOPHARMA, INC.
                                (A Development Stage Company)
                                  STATEMENTS OF OPERATIONS





                                                                                                       July 22, 1980
                                                             Three months ended March 31,             (Inception) to
                                                               2000                1999               March 31, 2000
                                                          ----------------    ----------------    ------------------------


Revenues, from license fees, grants and
    research contracts                                  $       1,131,873   $           4,115   $               1,973,090

Operating expenses:
    Research and development                                    1,936,473           1,342,650                  26,664,106
    General and administrative                                    436,063             417,624                   9,634,731
    Acquired in-process research and
      development                                                       -              59,839                  19,545,028
                                                          ----------------    ----------------    ------------------------
                                                                2,372,536           1,820,113                  55,843,865

Other Income:
    Interest income, net                                          100,781              76,539                   1,580,266
    Realized gain on sale of short-term investments                     -                   -                      96,750
                                                          ----------------    ----------------    ------------------------
                                                                  100,781              76,539                   1,677,016
                                                          ----------------    ----------------    ------------------------

Net loss                                                $      (1,139,882) $       (1,739,459) $              (52,193,759)
                                                          ================    ================    ========================

Net loss per share - basic and diluted                  $           (0.07) $            (0.13)
                                                          ================    ================

Weighted average number of common shares
outstanding for computing basic and diluted
loss per share                                                 16,359,671          13,349,358
                                                          ================    ================


                        The accompanying notes are an integral part of these statements.

                                      AVI BIOPHARMA, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS





                                                                                                                  For the Period
                                                                        Three months ended March 31,              July 22, 1980
                                                                  --------------------------------------         (Inception) to
                                                                         2000                  1999               March 31, 2000
                                                                  ------------------     -----------------    --------------------


Cash flows from operating activities:
Net loss                                                           $      (1,139,882)    $      (1,739,459)   $       (52,193,759)
   Adjustments to reconcile net loss to net cash flows
      used in operating activities:
         Depreciation and amortization                                        72,722                69,812              3,126,253
         Realized gain on sale of short-term investments -
            available for sale                                                     -                     -                (96,750)
         Compensation expense on issuance of common
            stock and partnership units                                            -                     -                251,992
         Compensation expense on issuance of options and
            warrants to purchase common stock or partnership units                 -                     -                562,353
         Conversion of interest accrued to common stock                            -                     -                  7,860
         Acquired in-process research and development                              -                59,839             19,545,028
         (Increase) decrease in:
            Other current assets                                             (17,475)              466,115                (48,717)
            Other assets                                                     (59,462)                    -                (89,309)
         Net increase (decrease) in accounts payable and
             accrued liabilities                                            (273,179)             (478,068)               766,975
                                                                     ----------------      ----------------    -------------------
               Net cash used in operating activities                      (1,417,276)           (1,621,761)           (28,168,074)

Cash flows from investing activities:
   Proceeds from sale or redemption of short-term investments                      -                     -                247,750
   Purchase of property and equipment                                        (56,648)             (101,707)            (3,038,534)
   Patent costs                                                              (41,121)              (50,519)            (1,360,800)
   Acquisition costs                                                               -               (59,839)            (2,377,616)
                                                                     ----------------      ----------------    -------------------
               Net cash used in investing activities                         (97,769)             (212,065)            (6,529,200)

Cash flows from financing activities:
   Proceeds from sale of common stock, warrants, and
     partnership units, net of offering costs, and exercise of
     options                                                               2,412,322                15,000             44,662,993
   Buyback of common stock pursuant to rescission offering                         -                     -               (288,795)
   Withdrawal of partnership net assets                                            -                     -               (176,642)
   Issuance of convertible debt                                                    -                     -                 80,000
                                                                     ----------------      ----------------    -------------------
               Net cash provided by financing activities                   2,412,322                15,000             44,277,556

Increase (decrease) in cash and cash equivalents                             897,277            (1,818,826)             9,580,282

Cash and cash equivalents:
   Beginning of period                                                     8,683,005             8,510,020                      -
                                                                    ----------------      ----------------    -------------------
   End of period                                                   $       9,580,282     $       6,691,194   $          9,580,282
                                                                    ================      ================    ===================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  ACTIVITIES AND FINANCING ACTIVITIES:
    Short-term securities--available-for-
    sale received in connection with the
    private offering                                               $              -      $               -   $          2,897,000

    Unrealized gain on short-term securities--
    available-for-sale                                             $       1,862,500     $               -   $          1,903,000
---------------------------------------------------------------------------------------------------------------------------------


                        The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the three-month periods ended March 31, 2000 and 1999 and the financial information as of March 31, 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from AVI BioPharma, Inc.'s (the Company's) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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



Three Months Ended March 31,                                         2000                    1999
----------------------------------------------------------   ---------------------  --------------------
Net loss                                                             $(1,139,882)         $(1,739,459)
Weighted average number of shares of common stock and
common stock equivalents outstanding:
Weighted average number of common shares
outstanding for computing basic earnings per share                    16,359,671           13,349,358
Dilutive effect of warrants and stock options after
application of the treasury stock method                                  *                     *
                                                             ---------------------  --------------------

Weighted average number of common shares outstanding
for computing diluted earnings per share                              16,359,671           13,349,358
                                                             =====================  ====================
Net loss per share - basic and diluted                                    $(0.07)              $(0.13)
                                                             =====================  ====================


* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:


Three Months Ended March 31,                                        2000                     1999
----------------------------------------------------------   ---------------------  --------------------

Warrants and stock options                                             7,803,265            7,078,051


NOTE 3.  SUBSEQUENT EVENT

In April 2000, we entered into an alliance with SuperGen, Inc. for shared development and marketing rights for Avicine. Under the terms of the agreement, AVI and SuperGen will equally share in future clinical development and FDA registration costs as well as in profits from product sales in the United States. It is anticipated upon closing the Company will receive from SuperGen, Inc. an initial payment of $20,000,000 in the form of cash and common stock. Closing of the transaction will occur upon satisfaction of the Hart-Scott-Rodino Act notification and review requirement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company's Securities and Exchange Commission filings.

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of March 31, 2000, the Company's accumulated deficit was $52,193,759.

RESULTS OF OPERATIONS

Revenues, from license fees, grants and research contracts, increased to $1,131,873 in the first quarter of 2000 from $4,115 in the first quarter of 1999 due to the receipt of a $1,000,000 fee for expansion of a license for diagnostic applications, and receipts under an existing grant of $131,873. During the first quarter of 2000, the Company modified their agreement with AGDG. Under the previous agreement between the Company and AGDG, AGDG had a non-exclusive, royalty bearing right to use certain technology in the development of diagnostics and an obligation to pay royalties to the Company on any sales resulting from this development. The agreement modification resulted in AGDG having an exclusive right to the technology and having no future royalty obligation to the Company. In consideration for this modification, the Company received a $1 million license fee and a reduction in future royalties to be paid to AGDG resulting from the sale of therapeutic products. The $1 million was recognized as license fee revenue during the period ended March 31, 2000.

Operating expenses increased to $2,372,536 in the first quarter of 2000 from $1,820,113 in the first quarter of 1999 due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical and clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, and to continue to broaden the Company's investor and public relations efforts. Net interest income increased to $100,781 in the first quarter of 2000 from $76,539 in the first quarter of 1999 due to earnings on increased cash balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $9,580,282 at March 31, 2000, compared with $8,683,005 at December 31, 1999. The increase of $897,277 was due primarily to the exercise of options and warrants during the first quarter of 2000 and the $1,000,000 license fee, offset by increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical and clinical testing of our technologies. In addition the Company's short-term securities increased $1,862,500 to $4,800,000 at March 31, 2000 due to unrealized gains in the value of these securities.

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

The Company has evaluated its technology and data, including imbedded non-informational technology, used in the creation and development of its products and services and in its internal operations and has experienced no significant Year 2000 issues. The core business systems are compliant. The Company has not incurred material costs and believes that future costs associated with addressing the Year 2000 issue will have an immaterial effect on our financial results.

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

EXHIBIT NO.

         27       Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 10, 2000                         AVI BIOPHARMA, INC.

                        By: /s/ DENIS R. BURGER, Ph.D.
                           -----------------------------------------
                           Denis R. Burger, Ph.D.
                           President, Chief Executive Officer
                           and Chairman (of the Board of Directors)
                           (Principal Executive Officer)

                        By: /s/ ALAN P. TIMMINS
                           -----------------------------------------
                           Alan P. Timmins
                           Chief Operating Officer,
                           Chief Financial Officer and Director
                           (Principal Financial and Accounting Officer)