Form 10-Q
period 2000-06-30
AVI BIOPHARMA INC
filed 2000-08-09
CIK 873303

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               --------------------
                                    FORM 10-Q
                               --------------------
         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                    For the transition period from______ to_____

                         Commission file number 0-22613

                            ------------------------

                               AVI BIOPHARMA, INC.
             (Exact name of registrant as specified in its charter)

                       Oregon                              93-0797222
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                         Identification No.)

  One SW Columbia Street, Suite 1105, Portland, Oregon         97258
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
                                    Yes X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock with $.0001 par value                 18,437,799
                (Class)                    (Outstanding at July 31, 2000)


===============================================================================


===============================================================================

                               AVI BIOPHARMA, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   Page
------------------------------                                                                   ----
Item 1.       Financial Statements

              Balance Sheets - June 30, 2000 and December 31, 1999                                 2


              Statements of Operations - Three and Six Months Ended June 30, 2000 and 1999
              and from July 22, 1980 (Inception) to June 30, 2000                                  3

              Statements of Cash Flows - Three and Six Months Ended June 30, 2000 and 1999
              and from July 22, 1980 (Inception) to June 30, 2000                                  4

              Notes to Financial Statements                                                        5

Item 2.       Management's Discussion and Analysis                                                 7



PART II - OTHER INFORMATION
---------------------------
Item 6.       Exhibits and Reports on Form 8-K                                                     9

Signatures                                                                                        10

                              AVI BIOPHARMA, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS



                                                                   June 30,               December 31,
                                                                     2000                     1999
                                                                   ------------           -------------
ASSETS
Current Assets:
    Cash and cash equivalents                                       $ 6,949,190           $   8,683,005
    Short-term securities--available-for-sale                         3,625,000               2,937,500
    Other current assets                                                 23,142                  31,242
                                                                   ------------           -------------
        Total Current Assets                                         10,597,332              11,651,747

Property and Equipment, net of accumulated
       depreciation and amortization of $2,589,611
       and $2,518,494                                                   551,921                 403,303
Patent Costs, net of accumulated amortization of
       $490,768 and $418,268                                            894,917                 844,731
Other Assets                                                            382,595                  29,847
                                                                   ------------           -------------
        Total Assets                                                $12,426,765           $  12,929,628
                                                                   ============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                $   839,280           $     727,673
    Accrued liabilities                                                 265,316                 312,481
                                                                   ------------           -------------
        Total Current Liabilities                                     1,104,596               1,040,154

Shareholders' Equity:
    Preferred Stock, $.0001 par value, 2,000,000
      shares authorized; none issued and outstanding                          -                       -
    Common stock, $.0001 par value, 50,000,000
      shares authorized; 16,748,167 and 16,236,428
      issued and outstanding                                              1,675                   1,624
    Additional paid-in capital                                       65,626,666              62,901,227
    Accumulated other comprehensive income                              728,000                  40,500
    Deficit accumulated during the development stage                (55,034,172)            (51,053,877)
                                                                  -------------           -------------
       Total Shareholders' Equity                                    11,322,169              11,889,474
                                                                  -------------           -------------
       Total Liabilities and Shareholders' Equity                   $12,426,765           $   12,929,628
                                                                  =============           =============

      The accompanying notess are an integral part of these balance sheets.

                              AVI BIOPHARMA, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                                                                     July 22, 1980
                                                       Three months ended June 30,     Six months ended June 30,    (Inception) to
                                                            2000             1999           2000            1999      June 30, 2000
                                                       ------------ --------------     ----------    -----------    ---------------
Revenues, from license fees, grants and
    research contracts                                 $    18,250    $        110     $ 1,150,123    $      4,225    $  1,991,340

Operating expenses:
    Research and development                             2,483,942       1,627,478       4,420,415       2,970,128      29,148,048
    General and administrative                             490,185         418,868         926,248         836,492      10,124,916
    Acquired in-process research and
      development                                               --           1,498              --          61,337      19,545,028
                                                       ------------ --------------     -----------   -------------   -------------
                                                         2,974,127       2,047,844       5,346,663       3,867,957      58,817,992

Other Income:
    Interest income, net                                   115,464          50,549         216,245         127,088       1,695,730
    Realized gain on sale of short-term investments             --              --              --              --          96,750
                                                       ------------ --------------     -----------   -------------   -------------
                                                           115,464          50,549         216,245         127,088       1,792,480
                                                       ------------ --------------     -----------   -------------   -------------

Net loss                                               $(2,840,413)   $ (1,997,185)    $(3,980,295)   $ (3,736,644)   $(55,034,172)
                                                       ============ ==============     ===========   =============   =============

Net loss per share - basic and diluted                 $     (0.17)   $      (0.15)    $     (0.24)   $      (0.28)
                                                       ============ ==============     ===========   =============

Weighted average number of common shares
outstanding for computing basic and diluted
earnings per share                                      16,710,194      13,351,206      16,534,932      13,350,287
                                                       ============ ==============     ===========   =============


       The accompanying notes are an integral part of these statements.

                                AVI BIOPHARMA, INC.
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS


                                                                                                                  For the Period
                                                                           Six months ended June  30,              July 22, 1980
                                                                          ----------------------------            (Inception) to
                                                                           2000                  1999              June 30, 2000
                                                                      --------------        --------------        --------------
Cash flows from operating activities:
Net loss                                                                  $(3,980,295)          $(3,736,644)        $(55,034,172)
   Adjustments to reconcile net loss to net cash flows
      used in operating activities:
         Depreciation and amortization                                        148,692               143,884            3,202,223
         Realized gain on sale of short-term investments-
            available for sale                                                     --                    --              (96,750)
         Compensation expense on issuance of common
            stock and partnership units                                            --                    --              251,992
         Compensation expense on issuance of options and
            warrants to purchase common stock or partnership units                 --                    --              562,353
         Conversion of interest accrued to common stock                            --                    --                7,860
         Acquired in-process research and development                              --                61,337           19,545,028
         (Increase) decrease in:
            Other current assets                                                8,100               471,156              (23,142)
            Other assets                                                     (352,748)                   --             (382,595)
         Net increase (decrease) in accounts payable and
             accrued liabilities                                               64,442              (772,473)           1,104,596
                                                                        --------------      ----------------      ---------------
               Net cash used in operating activities                       (4,111,809)           (3,832,740)         (30,862,607)

Cash flows from investing activities:
   Proceeds from sale or redemption of short-term investments                      --                    --              247,750
   Purchase of property and equipment                                        (224,810)             (109,808)          (3,206,696)
   Patent costs                                                              (122,686)             (135,537)          (1,442,365)
   Acquisition costs                                                               --               (61,337)          (2,377,616)
                                                                        -------------       ---------------      ---------------
               Net cash used in investing activities                         (347,496)             (306,682)          (6,778,927)

Cash flows from financing activities:
   Proceeds from sale of common stock, warrants, and
     partnership units, net of offering costs, and exercise of
     options                                                                2,725,490                15,000           44,976,161
   Buyback of common stock pursuant to rescission offering                         --                    --             (288,795)
   Withdrawal of partnership net assets                                            --                    --             (176,642)
   Issuance of convertible debt                                                    --                    --               80,000
                                                                       ---------------      ----------------     ----------------
               Net cash provided by financing activities                    2,725,490                15,000           44,590,724

Increase (decrease) in cash and cash equivalents                           (1,733,815)           (4,124,422)           6,949,190

Cash and cash equivalents:
   Beginning of period                                                      8,683,005             8,510,020                   --
                                                                       ---------------     -----------------    -----------------
   End of period                                                          $ 6,949,190           $ 4,385,598         $  6,949,190
                                                                       ===============     =================    =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   ACTIVITIES AND FINANCING ACTIVITIES:
      Short-term securities--available-for-sale received in
        connection with the private offering                              $        --           $        --         $  2,897,000
      Unrealized gain on short-term securities--
        available-for-sale                                                $   687,500           $        --         $    728,000

        The accompanying notes are an integral part of these statements.

                               AVI BIOPHARMA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The financial information included herein for the three and six-month periods ended June 30, 2000 and 1999 and the financial information as of June 30, 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from AVI BioPharma, Inc.'s (the Company's) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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


Three Months Ended June 30,                                              2000               1999
---------------------------------------------------------          ----------------  ----------------
Net loss                                                            $ (2,840,413)         $(1,997,185)
Weighted average number of shares of
common stock and common stock equivalents
outstanding:
Weighted average number of common shares
outstanding for computing basic earnings per share                    16,710,194           13,351,206
Dilutive effect of warrants and stock options after
application of the treasury stock method                                  *                    *
                                                                   ----------------  ----------------
Weighted average number of common shares outstanding
 for computing diluted earnings per share                             16,710,194           13,351,206
                                                                   ================  ================
Net loss per share - basic and diluted                                    $(0.17)              $(0.15)
                                                                   ================  ================


Six Months Ended June 30,                                               2000                1999
------------------------------------------------------              ------------         ------------
Net loss                                                            $ (3,980,295)        $ (3,736,644)
Weighted average number of shares of
common stock and common stock equivalents
outstanding:
Weighted average number of common shares
outstanding for computing basic earnings per share                    16,534,932           13,350,287
Dilutive effect of warrants and stock options after
application of the treasury stock method                              *                     *
                                                                    ------------         -------------
Weighted average number of common shares outstanding
for computing diluted earnings per share                              16,534,932           13,350,287
                                                                    ============         =============
Net loss per share - basic and diluted                                    $(0.24)              $(0.28)
                                                                    ============         =============


* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended June 30,                                               2000                1999
--------------------------------------------------------------       -------------         ----------
Warrants and stock options                                             7,907,987            7,077,082

Six Months Ended June 30,                                                 2000                1999
--------------------------------------------------------------        ------------          ---------
Warrants and stock options                                             7,907,987            7,077,082

NOTE 3.  SUBSEQUENT EVENTS
In April 2000, the Company entered into an alliance with SuperGen, Inc. for shared development and marketing rights for Avicine. Under the terms of the agreement, AVI and SuperGen will equally share in future clinical development and FDA registration costs as well as in profits from product sales in the United States. Upon closing the Company will receive from SuperGen, Inc. $5,000,000 in cash and 347,826 shares of SuperGen, Inc. common stock in exchange for 1,684,211 shares of AVI common stock and a warrant to purchase 1,665,878 shares of AVI common stock, subject to anti-dilution provisions. Closing of the transaction will occur during the third quarter of 2000.

In July 2000, the Company completed a secondary offering for 3,000,000 shares of common stock at $7.25 per share. Closing occurred in August 2000. Net proceeds were approximately $20,000,000. In addition, the Company has granted the underwriters an over-allotment option to purchase up to 450,000 additional shares within 45 days from the date of the prospectus. If this over-allotment option is exercised in full, net proceeds from the sale of 3,450,000 shares of common stock are expected to be approximately $23,000,000.

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

OVERVIEW

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of June 30, 2000, the Company's accumulated deficit was $55,034,172.

RESULTS OF OPERATIONS

Revenues, from license fees, grants and research contracts, increased to $18,250 in the second quarter of 2000 from $110 in the second quarter of 1999. Revenues, from license fees, grants and research contracts, increased to $1,150,123 for the six months ended June 30, 2000 from $4,225 for the comparable period of 1999 due primarily to the receipt of a $1,000,000 fee for expansion of a license for diagnostic applications. During the first quarter of 2000, the Company modified an existing agreement with AGDG. Under the previous agreement between the Company and AGDG, AGDG had a non-exclusive, royalty bearing right to use certain technology in the development of diagnostics and an obligation to pay royalties to the Company on any sales resulting from this development. The agreement modification resulted in AGDG having an exclusive right to the technology and having no future royalty obligation to the Company. In consideration for this modification, the Company received a $1 million license fee and a reduction in future royalties to be paid to AGDG resulting from the sale of therapeutic products. The $1 million was recognized as license fee revenue during the first quarter of 2000.

Operating expenses increased to $2,974,127 in the second quarter of 2000 from $2,047,844 in the second quarter of 1999 and to $5,346,663 for the six months ended June 30, 2000 from $3,867,957 for the comparable period of 1999 due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical and clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, and to continue to broaden the Company's investor and public relations efforts. Net interest income increased to $115,464 in the second quarter of 2000 from $50,549 in the second quarter of 1999 and to $216,245 for the six months ended June 30, 2000 from $127,088 for the comparable period in 1999 due to earnings on increased cash balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $6,949,190 at June 30, 2000, compared with $8,683,005 at December 31, 1999. The decrease of $1,733,815 was primarily due to increases in research and development staffing and increased expenses associated with clinical programs, outside collaborations, and pre-clinical testing of the Company's technologies, partially offset by the exercise of options and warrants during the six months ended June 30, 2000 and the $1,000,000 license fee. In addition the Company's short-term securities increased $687,500 to $3,625,000 at June 30, 2000 due to unrealized gains in the value of these securities.

In April 2000, the Company entered into an alliance with SuperGen, Inc. for shared development and marketing rights for Avicine. Under the terms of the agreement, AVI and SuperGen will equally share in future clinical development and FDA registration costs as well as in profits from product sales in the United States. Upon closing the Company will receive from SuperGen, Inc. $5,000,000 in cash and 347,826 shares of SuperGen, Inc. common stock in exchange for 1,684,211 shares of AVI common stock and a warrant to purchase 1,665,878 shares of AVI common stock, subject to anti-dilution provisions. Closing of the transaction will occur during the third quarter of 2000.

In July 2000, the Company completed a secondary offering for 3,000,000 shares of common stock at $7.25 per share. Closing occurred in August 2000. Net proceeds were approximately $20,000,000. In addition, the Company has granted the underwriters an over-allotment option to purchase up to 450,000 additional shares within 45 days from the date of the prospectus. If this over-allotment option is exercised in full, net proceeds from the sale of 3,450,000 shares of common stock are expected to be approximately $23,000,000.

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

The Company expects that its cash requirements over the next twenty-four months will be satisfied by existing cash resources.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as a part of this report is listed below and this list constitutes the exhibit index.


Exhibit No.
-----------
         27       Financial Data Schedule


(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 4, 2000              AVI BIOPHARMA, INC.


                                    By: /s/ DENIS R. BURGER, PH.D.
                                        --------------------------
                                    Denis R. Burger, Ph.D.
                                    Chief Executive Officer
                                    and Chairman (of the Board of Directors)
                                    (Principal Executive Officer)


                                    By: /s/ MARK M. WEBBER
                                        --------------------------
                                    Mark M. Webber
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)