Form 10-Q/A
period 2000-06-30
AVI BIOPHARMA INC
filed 2000-08-14
CIK 873303

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               --------------------
                                   FORM 10-Q/A
                               --------------------
         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                    For the transition period from______ to_____

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

                               AVI BIOPHARMA, INC.
                                   FORM 10-Q/A
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-Q/A contains certain forward-looking statements that involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company's Securities and Exchange Commission filings.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2000, at the Annual Meeting of the Company's Shareholders, the shareholders approved each of the proposals set forth in the Company's Proxy Statement dated April 11, 2000, briefly described below:

(i) The shareholders were requested to elect the following individuals to the Board of Directors:

               NOMINEE                  FOR        WITHHELD
               -------                  ---        --------
          James B. Hicks, Ph.D.      11,226,624     93,790
          Joseph Rubinfeld, Ph.D.    11,226,324     94,090
          Alan P. Timmins            11,226,249     94,165
          Dwight D. Weller, Ph.D.    11,226,624     93,790

The foregoing directors were approved.

(ii) The shareholders were asked to approve the Company's 2000 Employee Stock Purchase Plan. The proposal was approved by the shareholders, as 4,993,995 votes were cast for the proposal, 379,501 votes were against, and 49,645 votes abstained.

(iii) The shareholders were asked to approve an amendment to the Company's 1992 Stock Incentive Plan. The proposal was approved by the shareholders, as 4,900,308 votes were cast for the proposal, 456,297 votes were against, and 66,536 votes abstained.

(iv) The shareholders were asked to approve the selection of Arthur Andersen LLP as the Company's independent auditors. The proposal was approved by the shareholders, as 11,229,482 votes were cast for the proposal, 48,358 votes were against, and 42,574 votes abstained.

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