Form 10-Q
period 2000-09-30
AVI BIOPHARMA INC
filed 2000-11-09
CIK 873303

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file number 0-22613

AVI BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0797222 (I.R.S. Employer Identification No.)
One SW Columbia Street, Suite 1105, Portland, Oregon (Address of principal executive offices)	97258 (Zip Code)

Issuer's telephone number, including area code: 503-227-0554

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value (Class)	21,447,931 (Outstanding at October 31, 2000)

AVI BIOPHARMA, INC.

FORM 10-Q

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets—September 30, 2000 and December 31, 1999	3
	Statements of Operations—Three and Nine Months Ended September 30, 2000 and 1999 and from July 22, 1980 (Inception) to September 30, 2000	4
	Statements of Cash Flows—Nine Months Ended September 30, 2000 and 1999 and from July 22, 1980 (Inception) to September 30, 2000	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis	8
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2000	December 31, 1999
Assets
Current Assets:
Cash and cash equivalents	$29,554,775	$8,683,005
Short-term securities—available-for-sale	8,592,886	2,937,500
Other current assets	121,556	31,242

Total Current Assets	38,269,217	11,651,747
Property and Equipment, net of accumulated depreciation and amortization of $2,637,250 and $2,518,494	811,975	403,303
Patent Costs, net of accumulated amortization of $529,268 and $418,268	903,721	844,731
Other Assets	29,847	29,847

Total Assets	$40,014,760	$12,929,628

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,014,102	$727,673
Accrued liabilities	302,223	312,481

Total Current Liabilities	1,316,325	1,040,154
Shareholders' Equity:
Preferred Stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; 21,444,132 and 16,236,428 issued and outstanding	2,144	1,624
Additional paid-in capital	105,286,681	62,901,227
Accumulated other comprehensive income (loss)	(9,304,114)	40,500
Deficit accumulated during the development stage	(57,286,276)	(51,053,877)

Total Shareholders' Equity	38,698,435	11,889,474

Total Liabilities and Shareholders' Equity	$40,014,760	$12,929,628

The accompanying notes are an integral part of these balance sheets

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
					July 22, 1980 (Inception) to September 30, 2000
	2000	1999	2000	1999
Revenues, from license fees, grants and research contracts	$122,215	$3,558	$1,272,338	$7,783	$2,113,555
Operating expenses:
Research and development	2,155,538	1,739,728	6,575,953	4,709,856	31,303,586
General and administrative	557,911	504,607	1,484,159	1,341,099	10,682,827
Acquired in-process research and development	—	—	—	61,337	19,545,028

	2,713,449	2,244,335	8,060,112	6,112,292	61,531,441
Other Income:
Interest income, net	339,130	35,696	555,375	162,784	2,034,860
Realized gain on sale of short-term investments	—	—	—	—	96,750

	339,130	35,696	555,375	162,784	2,131,610

Net loss	$(2,252,104)	$(2,205,081)	$(6,232,399)	$(5,941,725)	$(57,286,276)

Net loss per share—basic and diluted	$(0.11)	$(0.17)	$(0.35)	$(0.45)

Weighted average number of common shares outstanding for computing basic and diluted earnings per share	20,303,112	13,351,206	17,800,160	13,350,597

The accompanying notes are an integral part of these balance sheets

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period July 22, 1980 (Inception) to September 30, 2000
	Nine months ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(6,232,399)	$(5,941,725)	$(57,286,276)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	235,170	222,802	3,288,701
Realized gain on sale of short-term investments—available for sale	—	—	(96,750)
Compensation expense on issuance of common stock and partnership units	—	—	251,992
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	—	—	562,353
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	61,337	19,545,028
(Increase) decrease in:
Other current assets	(90,314)	478,186	(121,556)
Other assets	—	—	(29,847)
Net increase (decrease) in accounts payable and accrued liabilities	276,171	(508,806)	1,316,325

Net cash used in operating activities	(5,811,372)	(5,688,206)	(32,562,170)
Cash flows from investing activities:
Proceeds from sale or redemption of short-term investments	—	—	247,750
Purchase of property and equipment	(532,842)	(133,686)	(3,514,728)
Patent costs	(169,990)	(197,651)	(1,489,669)
Acquisition costs	—	(61,337)	(2,377,616)

Net cash used in investing activities	(702,832)	(392,674)	(7,134,263)
Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options	27,385,974	15,000	69,636,645
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000

Net cash provided by financing activities	27,385,974	15,000	69,251,208
Increase (decrease) in cash and cash equivalents	20,871,770	(6,065,880)	29,554,775
Cash and cash equivalents:
Beginning of period	8,683,005	8,510,020	—

End of period	$29,554,775	$2,444,140	$29,554,775

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$15,000,000	$—	$17,897,000
Unrealized loss on short-term securities—available-for-sale	$(9,344,614)	$—	$(9,304,114)

The accompanying notes are an integral part of these statements

AVI BIOPHARMA, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three and nine-month periods ended September 30, 2000 and 1999 and the financial information as of September 30, 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from AVI BioPharma, Inc.'s (the Company's) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended September 30,	2000	1999
Net loss	$(2,252,104)	$(2,205,081)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	20,303,112	13,351,206
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*

Weighted average number of common shares outstanding for computing diluted earnings per share	20,303,112	13,351,206

Net loss per share—basic and diluted	$(0.11)	$(0.17)

Nine Months Ended September 30,	2000	1999
Net loss	$(6,232,399)	$(5,941,725)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	17,800,160	13,350,597
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*

Weighted average number of common shares outstanding for computing diluted earnings per share	17,800,160	13,350,597

Net loss per share—basic and diluted	$(0.35)	$(0.45)

    * The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended September 30,	2000	1999
Warrants and stock options	10,298,111	7,077,082
Nine Months Ended September 30,	2000	1999
Warrants and stock options	10,298,111	7,077,082

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

Overview

    From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of September 30, 2000, the Company's accumulated deficit was $57,286,276.

Results of Operations

    Revenues, from license fees, grants and research contracts, increased to $122,215 in the third quarter of 2000 from $3,558 in the third quarter of 1999. Revenues, from license fees, grants and research contracts, increased to $1,272,338 for the nine months ended September 30, 2000 from $7,783 for the comparable period of 1999 due primarily to the receipt of a $1,000,000 fee for expansion of a license for diagnostic applications.

    Operating expenses increased to $2,713,449 in the third quarter of 2000 from $2,244,335 in the third quarter of 1999 and to $8,060,112 for the nine months ended September 30, 2000 from $6,112,292 for the comparable period of 1999 due to increases in research and development staffing and increased expenses associated with outside collaborations and pre-clinical and clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, and to continue to broaden the Company's investor and public relations efforts. Net interest income increased to $339,130 in the third quarter of 2000 from $35,696 in the third quarter of 1999 and to $555,375 for the nine months ended September 30, 2000 from $162,784 for the comparable period in 1999 due to earnings on increased cash balances.

Liquidity and Capital Resources

    The Company's cash and cash equivalents were $29,554,775 at September 30, 2000, compared with $8,683,005 at December 31, 1999. The increase of $20,871,770 was primarily due to net proceeds of $19,886,619 from the Company's secondary offering completed August 1, 2000, net proceeds of $4,744,720 from the alliance with SuperGen, Inc. for shared development and marketing rights for Avicine and $2,754,635 from the exercise of options and warrants, offset by $5,811,372 used in operations and $702,832 used for investing activities which consist primarily of purchases of property and equipment and patent related costs. In addition the Company's short-term securities increased $5,655,386 to $8,592,886 at September 30, 2000 due to receiving 347,826 shares of SuperGen, Inc. common stock from the alliance with SuperGen, Inc. for shared development and marketing rights for Avicine, offset by unrealized losses in the value of these securities.

    In April 2000, the Company entered into an alliance with SuperGen, Inc. for shared development and marketing rights for Avicine. Under the terms of the agreement, AVI and SuperGen will equally share in future clinical development and FDA registration costs as well as in profits from product sales in the United States. At closing the Company received from SuperGen, Inc. $5,000,000 in cash and 347,826 shares of SuperGen, Inc. common stock in exchange for 1,684,211 shares of AVI common stock and a warrant to purchase 1,665,878 shares of AVI common stock, subject to anti-dilution provisions. Closing of the transaction occurred during the third quarter of 2000.

    In July 2000, the Company completed a secondary offering for 3,000,000 shares of common stock at $7.25 per share. Closing occurred in August 2000. Net proceeds were $19,886,619. In addition, representatives' warrants to purchase 300,000 shares of AVI common stock were issued to the underwriters' of the secondary offering.

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

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)
The exhibit filed as a part of this report is listed below and this list constitutes the exhibit index.

Exhibit No
27	Financial Data Schedule
(b)
Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2000	AVI BIOPHARMA, INC.
	By:	/s/ DENIS R. BURGER, PH.D. Denis R. Burger, Ph.D. Chief Executive Officer and Chairman (of the Board of Directors) (Principal Executive Officer)
	By:	/s/ MARK M. WEBBER Mark M. Webber Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

(Mark One)
Item 2. Management's Discussion and Analysis
Forward-Looking Information
Overview
Results of Operations
Liquidity and Capital Resources
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES