Form 10-K
period 2000-12-31
AVI BIOPHARMA INC
filed 2001-03-27
CIK 873303

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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
 Common Stock with $.0001 par value
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on February 28, 2001) was approximately $102,803,889. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on February 28, 2001 was 21,530,782.

Documents Incorporated by Reference

    The issuer has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2001 annual meeting.

AVI BIOPHARMA, INC.

AVI BIOPHARMA, INC.
FORM 10-K INDEX

PART I

Item 1.  Description of Business

General Overview

Business	AVI BioPharma, Inc. (AVI) is a development-stage biopharmaceutical company focusing on developing therapeutic products using two distinct platform technologies: Cancer Immunotherapy and Gene-targeted drugs (NEU-GENES ®).

Our principal focus is developing treatments for life-threatening diseases, most notably cancer and heart disease. Currently approved drugs or other therapies often prove to be ineffective in treating advanced stages of these diseases or produce numerous unwanted side effects. Our two leading platforms, Cancer Immunotherapy and NEU-GENES, are specifically aimed at solving the challenges faced by today's pharmaceutical products. Each of these products represents large market opportunities.
Cancer Immunotherapy (Vaccines)
Avicine™, a therapeutic vaccine, represents our most advanced product opportunity, having completed a multi-center Phase II human clinical trial for colorectal cancer. Therapeutic cancer vaccines operate under the rationale that active immunization can stimulate an immune response that can be effective in fighting an existing cancer. The therapeutic benefit of the vaccine hinges on the existence of specific target sites, called tumor antigens, on cancer cells.

The target for Avicine is human chorionic gonadotropin (hCG). Not only is hCG responsible for stimulating fetal development during pregnancy, but it is also a tumor antigen on cancer cells of all major cancer types including cancers of the colon, pancreas, prostate, lung and breast. It is believed that the role of hCG in pregnancy and cancer is similar. In both cases, it (i) serves as a growth factor encouraging rapid cell division, (ii) fosters the formation of blood vessels, (iii) stimulates invasion of other tissues, and (iv) dampens the immune system to allow the fetus, or the tumor, to avoid rejection. Avicine is based on an anti-hCG approach to treating cancer.

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

NEU-GENES use synthetic polymers to block the function of selected genetic sequences involved in disease processes. Targeting specific genetic sequences provides for greater selectivity than that available through conventional drugs. NEU-GENES have the potential to provide safe and effective treatment for a wide range of human diseases.

We have completed pre-clinical studies using our NEU-GENE compounds in the treatment of multiple types of cancer and in restenosis, the blockage of arteries following balloon angioplasty. We filed an Investigational New Drug application (IND) with the Federal Drug Administration (FDA) for Resten-NG™ for restenosis and began a Phase II clinical trial in late 2000.
Strategy
We have the experience and resources to initiate drug discovery and development, and move drug candidates through pre-clinical development and into early stage clinical trials (Phase I and Phase II). Our strategy for the near-term (2 to 5 years) is to license the marketing rights for our product candidates to pharmaceutical partners during or after Phase II clinical trials or co-develop product candidates with strategic partners. In this manner, expensive, late-stage clinical development and marketing will be the responsibility of the licensee. With adequate resources we may consider assuming greater responsibility for the late-stage clinical development and marketing opportunities of future product candidates.

    This annual report includes our trademarks and registered trademarks, including Avicine and NEU-GENE. Each other trademark, trade name or service mark appearing in this annual report belongs to its holder.

Clinical Development Program

    The following table summarizes our clinical development program.

Product Candidate	Pre-clinical	Phase I	Phase II	Phase III
Avicine™	Completed	Completed	Completed	In progress
(Colorectal Cancer Vaccine)
Avicine™	Completed	Completed	In progress
(Pancreatic Cancer Vaccine)
Avicine™	Completed	Completed	Planned
(Prostate Cancer Vaccine)
Resten-NG™	Completed	Completed	In progress
(NEU-GENE for Restenosis)
Oncomyc-NG™	Completed	Completed	Planned
(NEU-GENE for Cancer)
AVI-4126	Completed	Planned	Planned
(NEU-GENE for Polycystic Kidney Disease)
AVI-4557	Completed	Planned
(NEU-GENE for P450)
AVI-4014	In progress	Planned
(NEU-GENE for Inflammation)
NeuBiotics™	In progress
(NEU-GENE Antibiotics)

I. Cancer Immunotherapy

Avicine Therapeutic Cancer Vaccine

Technical Overview

    The therapeutic vaccine approach is among the newer strategies being investigated for treating cancer. Historically, vaccines were developed and used to induce an immune response in order to prevent a disease. This is contrasted with a therapeutic vaccine approach where the disease entity is known or suspected to be present at the time of vaccination. The rationale employed with a therapeutic approach is that active immunization against a specific pathogenic agent can stimulate an immune response against the existing disease.

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

    AVI BioPharma's therapeutic cancer vaccine, Avicine, which is currently in clinical trials, is designed to produce an immune response against a well-characterized target, human chorionic gonadotropin (hCG). hCG is a hormone produced during pregnancy that plays a variety of roles in fostering the development of a fetus. Through extensive research, scientists found that hCG is also present in most cancers. In fact, cancer is believed to be the only significant exception to the normal hCG function during pregnancy. Given the selective production of hCG, we believe it represents a highly specific target for a therapeutic cancer vaccine.

    The use of hCG as a cancer vaccine target may offer advantages over other potential tumor associated antigens.

  •
  It is not usually found on normal cells with the exception of those present during a pregnancy. This means that it is highly selective.

  •
  It is widely expressed by and found on many types of cancer, including colon, pancreas, prostate, lung and breast.

  •
  hCG expression has been correlated with tumor aggressiveness. In other words, the higher the level of hCG, the more aggressive the rate of growth or spread of the cancer.

  •
  Antibodies to hCG are believed to block the same hormonal functions that hCG plays in pregnancy and cancer, including rapid cell division, the formation of blood vessels, invasion of other tissues, and dampening of the immune responses.

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

AVICINE'S DISTINGUISHING CHARACTERISTICS

  •
  Fully-characterized synthetic vaccine

  •
  Capable of being produced inexpensively in large quantities

  •
  Targets a widely-expressed tumor antigen (hCG)

  •
  Ready for Phase III clinical testing in colorectal patients

  •
  Applicable to most cancer types in multiple clinical settings

  •
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

Pancreatic and Prostate Cancer Trials

    We have completed a pilot Phase II study using Avicine in 10 patients with advanced pancreatic cancer. For the 10 patients treated, the median survival was approximately 33 weeks. Patients with advanced pancreatic cancer are currently treated with chemotherapy and have a median survival of approximately 18 to 25 weeks. Although we believe these results are encouraging, we hesitate to draw conclusions from such a small study other than to use these results to design additional trials.

    Two additional Phase II trials were scheduled. The first Phase II study of 50 patients with pancreatic cancer completed enrollment in 2000. In addition, we plan to initiate a Phase II clinical trial in 100 patients with prostate cancer in 2001.

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

    Further analysis of the multicenter Phase II data showed that patients who produced antibodies to two targets on the hCG peptide had a median survival of 66 weeks. Camptosar®, the current standard of care for treating advanced colorectal cancer patients, produces a median survival of 37-40 weeks. Through additional research efforts, we believe we have learned how to improve production of antibodies to the two hCG targets in most patients.

    Overall, these clinical data suggest that the patients that received Avicine and responded by making hCG antibodies had improved median survival compared to patients treated with chemotherapeutic drugs. Avicine was found to be safe and did not exhibit the toxicity associated with cytotoxic drug treatment. Based on these data, we plan to initiate a Phase III pivotal trial in 800 patients with metastatic colorectal cancer in 2001. This trial randomizes patients receiving first-line therapy for metastatic colorectal cancer to one of two treatment arms: combination chemotherapy or combination chemotherapy plus Avicine. The end points in the trial are time to disease progression and median survival.

AVICINE CLINICAL TRIALS

Trial	Description & Type	Patients	Status

1	Phase I safety study	43 treated	Completed
2	Phase I metastatic cancer	21 treated	Completed
3	Phase Ib metastatic cancer	23 treated	Completed
4	Phase II pancreatic and extension	10 treated	Completed
5	Phase II colorectal	77 treated	Completed
6	Phase II pancreatic	50	In progress
7	Phase II prostate	100	2001
8	Phase III colorectal licensing trial	800	In progress

II. Gene-Targeted Drugs—NEU-GENE Technology

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

Near-term Product Development—Cancer and Restenosis

    The first application of our antisense technology is designed to treat diseases involving abnormal cell division, such as cancer, certain cardiovascular and inflammatory diseases, psoriasis, polycystic kidney disease and chronic graft rejection. The NEU-GENE target for these diseases is the gene component named c-myc. We have finished the pre-clinical development of two NEU-GENE agents, Resten-NG and Oncomyc-NG, and have filed an IND and completed a Phase I clinical trial for restenosis and cancer.

    The table below summarizes our broader development program for NEU-GENE:

NEUGENE ANTISENSE DEVELOPMENT PROGRAM

Antisense Target	Clinical Indication
C-myc	Cancer, restenosis, polycystic kidney disease
CYP 3A4	Metabolic redirection, cancer
NF kappa B	Arthritis, chronic inflammation
TNF alpha	Arthritis, septic shock, asthma
Bacterial ribosomes	Antibiotics for infectious diseases
Hepatitis C virus	Hepatitis

Collaborative Agreements

    We believe that our vaccine and antisense technologies are broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To exploit our core technologies as fully as possible, our strategy is to enter into collaborative research agreements with major pharmaceutical companies for all cancer applications with our vaccine, and agreements directed at specific molecular targets for our NEU-GENE antisense technology. It is anticipated that NEU-GENE antisense collaborative research agreements may provide us with some funding for internal programs aimed at discovering and developing antisense compounds to inhibit the production of additional individual molecular targets. Partners in antisense may be granted options to obtain licenses to co-develop and to market drug candidates resulting from their collaborative research programs. We intend to retain manufacturing rights to our antisense products. There can be no assurance, however, that we will be able to enter into collaborative research agreements with large pharmaceutical companies on terms and conditions satisfactory to us.

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

    We currently intend to retain manufacturing rights to all products incorporating our proprietary and patented antisense technology, whether such products are sold directly by us or through collaborative agreements with industry partners. Our current production capacity is insufficient for the requirements of human clinical studies. We have, however, commenced construction of a GMP facility which will have capacity to meet our Phase I and Phase II NEU-GENE clinical trial requirements for the foreseeable future. We have also contracted with a GMP facility to produce our near-term antisense therapeutic candidates for current pre-clinical and clinical trial studies. There is no assurance, however, that our plans will not change as a result of unforeseen events.

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

Marketing Strategy

    We plan to market the initial products when developed, and for which we obtain regulatory approval, through marketing arrangements or other licensing arrangements with large pharmaceutical companies. Implementation of this strategy will depend on many factors, including the market potential of any products we develop, and our financial resources. We do not expect to establish a direct sales capability for therapeutic compounds for at least the next several years. To market products that will serve a large, geographically diverse patient population, we expect to enter into licensing, distribution, or partnering agreements with pharmaceutical companies that have large, established sales organizations. The timing of our entry into marketing arrangements or other licensing arrangements with large pharmaceutical companies will depend on successful product development and regulatory approval within the regulatory framework established by the Federal Food, Drug and Cosmetics Act, as amended, and regulations promulgated thereunder. Although the implementation of initial aspects of our marketing strategy may be undertaken before this process is completed, the development and approval process typically is not completed in less than three to five years after the filing of an IND application and our marketing strategy therefore may not be implemented for several years. See "Drug Approval Process and Other Governmental Regulation."

Patents and Proprietary Rights

    We have developed or acquired a comprehensive body of intellectual rights. The proprietary nature of, and protection for, our product candidates, processes and know-how are important to our business. We plan to prosecute and aggressively defend our patents and proprietary technology. Our policy is to patent the technology, inventions, and improvements that are considered important to the development of our business. We also depend upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position.

    We own forty-six patents covering various facets of our current technology platforms and future developmental technologies. We have additional pending applications in the areas of our Avicine, NEU-GENE, and other technologies. We intend to protect our proprietary technology with additional filings as appropriate.

    We have acquired certain product/technology licenses from The Ohio State University and Dr. Vernon Stevens. These properties include exclusive world-wide licenses covering the composition, manufacturing and use of Avicine in all fields of use, with the exception of fertility regulation. Our proprietary rights also include the unrestricted use of vaccine technology for non-hormonal cancer applications. We enjoy the right to commercialize any new intellectual property relating to our licensed subject matter including access and use of all new experimental data resulting from Dr. Stevens' research. Our licenses have been granted for a period of thirty (30) years or ten (10) years from the expiration of the last issued patent, whatever comes later. Under these licensing agreements, we have the right to sublicense our products and technology throughout the world. For such rights, we are obligated to pay the licensors minimum annual royalties of $60,000 through the third quarter of 2001 and $55,000 thereafter. Subject to such minimums, the royalties are 5% of net sales of products from licensed technology in the United States and Canada; 2% of net sales in countries of the "European Economic Community"; and 25% of any royalties received by us for sublicenses in the United States, the "European Economic Community" or in Korea, subject to certain maximums.

    There can be no assurance that any patents we apply for will be granted or that patents held by us will be valid or sufficiently broad to protect our technology or provide a significant competitive advantage. Additionally, we cannot provide assurance that practice of our patents or proprietary technology will not infringe third-party patents.

    Although we believe that we have independently developed our technology and we attempt to ensure that our technology does not infringe the proprietary rights of others, if infringement were alleged and proven, there can be no assurance that we could obtain necessary licenses on terms and conditions that would not have an adverse effect on us. We are not aware of any asserted or unasserted claims that our technology violates the proprietary rights of any person.

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

Investigational New Drug Application

    During the preclinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective, if not rejected by the FDA, within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. In addition, an Institutional Review Board, comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.

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

New Drug Application

    After the completion of all three clinical trial phases, if the data indicates that the drug is safe and effective, a New Drug Application (NDA) is filed with the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials. NDAs are often over 100,000 pages in length. The average NDA review time for new pharmaceuticals approved in 1997 was 16.2 months, down from 23 months in 1996.

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

Competition

    Companies in the cancer vaccine development area include Progenics, Corixa, Biomira, Bristol Meyers-Squibb, and E. Merck. Several companies are pursuing the development of antisense technology, including Glaxo, Boehringer Ingelheim, Genta, and ISIS Pharmaceuticals. All of these companies have products in development stages, and, in some cases, are in human trials with antisense compounds generally similar to our NEU-GENE compounds. While we believe that none of these companies is likely to introduce an antisense compound into the broad commercial market in the immediate future, many pharmaceutical and biotechnology companies, including most of those listed above, have financial and technical resources greater than those currently available to us and have more established collaborative relationships with industry partners than we do. We believe that the combination of pharmaceutical properties of our NEU-GENE compounds for cancer and restenosis afford us competitive advantages when compared with the antisense compounds of competitors.

    We can also expect to compete with other companies exploiting alternative technologies that address the same therapeutic needs as do our technologies. The biopharmaceutical market is subject to rapid technological change, and it can be expected that competing technologies will emerge and will present a competitive challenge to us.

Research and Development

    The Company expensed $9,268,330, $6,672,027 and $6,306,860 on research and development activities during the years ended December 31, 2000, 1999 and 1998.

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

Employees

    As of December 31, 2000, we had 71 employees, 24 of whom hold advanced degrees. Sixty-three employees are engaged directly in research and development activities, and eight are in administration. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

Item 2.  Description of Property

    We occupy 30,900 square feet of leased laboratory and office space at 4575 S.W. Research Way, Suite 200, Corvallis, Oregon 97333. Our executive office is located in 2,400 square feet of leased space at One S.W. Columbia, Suite 1105, Portland, Oregon 97258. We believe that our facilities are suitable and adequate for our present operational requirements and that we are not dependent upon any individually leased premises.

Item 3.  Legal Proceedings

    As of February 28, 2001, there were no material, pending legal proceedings to which we are a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2000.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    Our Common Stock is quoted on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "AVII." The following table sets forth the high and low sales prices as reported by Nasdaq NMS for each quarterly period in the two most recent fiscal years and quarter-to-date for the next fiscal year:

1999
Quarter 1	$4.09	$2.47
Quarter 2	5.00	2.94
Quarter 3	5.88	3.00
Quarter 4	7.94	2.88
2000
Quarter 1	$26.19	$5.44
Quarter 2	14.50	8.06
Quarter 3	10.00	6.41
Quarter 4	7.31	4.06
2001
Quarter 1 to February 28, 2001	$6.88	$4.31

    The number of shareholders of record and approximate number of beneficial holders on February 28, 2001 was 641 and 9,600, respectively. There were no cash dividends declared or paid in fiscal years 2000 or 1999. We do not anticipate declaring such dividends in the foreseeable future.

    In November 2000, we issued 7,769 shares of common stock to twenty-two employees at $5.45 per share for $42,372, under our Employee Stock Purchase Plan. The issuance of shares described above were in reliance on Section 4 (2) of the Securities Act of 1933, as amended. These shares have been registered with the Securities Exchange Commission using form S-8. We made no public solicitation in connection with the issuance of the above securities nor were there any other offerees. We relied on representations from the recipients of the securities that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

Item 6.  Selected Financial Data

    The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 14 of Part IV of this Report.

	Years Ended December 31,
	2000	1999	1998	1997	1996
Operations data:
Revenues	$1,297,338	$17,024	$120,351	$14,345	$27,227
Research and development	9,268,330	6,672,027	6,306,860	2,737,172	1,729,554
General and administrative	2,270,302	1,745,491	1,621,381	1,282,214	613,811
Acquired in-process research and development	—	71,874	19,473,154	—	—
Net loss	(9,239,956)	(8,278,441)	(26,733,963)	(3,615,990)	(2,087,362)
Net loss per share—
Basic and diluted	(0.49)	(0.62)	(2.27)	(0.36)	(0.25)
Cash flow from operations	(9,128,745)	(7,561,388)	(6,736,462)	(3,005,882)	(1,608,088)
Balance sheet data:
Cash and investments	$32,112,099	$11,620,505	$8,510,020	$17,638,936	$3,041,229
Working capital	31,408,473	10,611,593	7,833,049	17,193,526	2,738,677
Total assets	35,088,393	12,929,628	10,192,083	18,782,214	4,248,899
Shareholders' equity	33,365,601	11,889,474	9,005,684	18,317,762	796,127

Item 7.  Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information

    This report contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by these forward-looking statements, including the results for fiscal 2001. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify such forward-looking statements. Important factors, that have caused, or in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements, include, among others, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in Item 7 of this Form 10-K and the Company's Securities and Exchange Commission filings, from time to time.

Overview

    From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest and grant revenue, we have had no material revenues from the sale of products or from other sources, and we do not expect material revenues for at least the next 12 months. We expect to continue to incur losses for the foreseeable future as we expand our research and development efforts. As of December 31, 2000, our accumulated deficit was $60,293,833.

Results of Operations

    Year Ended December 31, 2000 Compared with Year Ended December 31, 1999.  Revenues, from license fees, grants and research contracts, increased from $17,024 in 1999 to $1,297,338 in 2000 due primarily to the receipt of a $1,000,000 fee for expansion of an existing licensing arrangement. Operating expenses increased from $8,489,392 in 1999 to $11,538,632 in 2000 due to increases in research and development staffing and expenses associated with outside collaborations and pre-clinical and clinical testing of the Company's technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, and to continue to broaden the Company's investor and public relations efforts. Net interest income increased from $193,927 in 1999 to $1,001,338 in 2000 due to earnings on increased cash balances.

    Year Ended December 31, 1999 Compared with Year Ended December 31, 1998.  Operating expenses decreased from $27,401,395 in 1998 to $8,489,392 in 1999 principally due to a one-time charge of $19,473,154 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation (ITC) in September 1998 and, to a lesser extent, increases in research and development staffing and expenses associated with outside collaborations and pre-clinical testing of our technologies. Additionally, increased general and administrative costs were incurred to support the research expansion. Net interest income decreased from $547,081 in 1998 to $193,927 in 1999 due to smaller earnings on decreased cash balances.

Liquidity and Capital Resources

    We have financed our operations since inception primarily through equity sales totaling $69,690,668 and grants and contract research funding of $2,138,555 from various sources. Our cash and cash equivalents were $25,898,513 at December 31, 2000, compared with $8,683,005 at December 31, 1999. The increase of $17,215,508 was primarily due to net proceeds of $19,861,571 from the Company's secondary offering completed August 1, 2000, net proceeds of $4,744,720 in a private equity placement from SuperGen, Inc. and $2,833,706 from the exercise of options and warrants, offset by $9,128,745 used in operations and $1,095,744 used for investing activities which consist primarily of purchases of property and equipment and patent related costs. In addition the Company's short-term securities increased $3,276,086 to $6,213,586 at December 31, 2000 due to receiving 347,826 registered shares of SuperGen, Inc. in a private equity placement, offset by unrealized losses in the value of these securities.

    In July 2000, the Company completed a secondary offering for 3,000,000 shares of common stock at $7.25 per share. Net proceeds were $19,861,571. In addition, representatives' warrants to purchase 300,000 shares of AVI common stock were issued to the underwriters' of the secondary offering.

    In April 2000, the Company entered into an alliance with SuperGen, Inc. for shared development and marketing rights for Avicine. Under the terms of the agreement, AVI and SuperGen will equally share in future clinical development and FDA registration costs as well as in profits from product sales in the United States. Additionally, AVI may receive up to $80 million from SuperGen from meeting commercialization benchmarks.

    In addition, pursuant to a separate private placement, the Company received from SuperGen, Inc. $5,000,000 in cash and 347,826 registered shares of SuperGen, Inc. common stock in exchange for 1,684,211 shares of AVI common stock and a warrant to purchase 1,665,878 shares of AVI common stock, subject to anti-dilution provisions. Closing of the transaction occurred during the third quarter of 2000.

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

    We expect that our cash requirements over the next twenty-four months will be satisfied by existing cash resources. We will continue to look for opportunities to finance our ongoing activities and operations through accessing corporate partners or the public equity markets, as we currently have no credit facility, nor do we intend to seek one.

Factors Affecting Future Operating Results

    We do not provide forecasts of our future financial performance. While we are optimistic about our long-term prospects, the following factors should be considered in evaluating our outlook.

History of Operating Losses and Anticipated Future Losses

    We incurred a net operating loss of $9.2 million in 2000. "Net operating loss" represents the amount by which our expenses (other than interest expense) exceed revenues. As of December 31, 2000, our accumulated deficit was $60.3 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from selling, general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

Need for Future Capital and Uncertainty of Additional Funding

    Since we began operations, we have obtained operating funds primarily by selling shares of our company. Based on our current plans, we believe that current cash balances will be sufficient to meet our operating needs for approximately the next twenty-four months. Furthermore, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our pre-clinical and clinical testing, costs relating to securing regulatory approvals and the costs and timing of obtaining new patent rights, regulatory changes, competition and technological developments in the market. We may need funds sooner than currently anticipated.

    We anticipate that we will need to obtain additional funds during or at the end of this twenty-four month period. If necessary, potential sources of additional funding include strategic relationships, public or private sales of shares of our common stock or debt or other arrangements. We do not have any committed sources of additional financing at this time. It is uncertain whether we can obtain additional funding when we need it on terms that will be acceptable to us or at all. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing shareholders will be diluted. If we are unable to obtain financing when needed, our business and future prospects would be materially adversely affected.

Dependence on Others for Clinical Testing, Manufacturing and Marketing

    We do not intend to conduct late-stage (Phase III) human clinical trials solely by ourselves. We anticipate entering into relationships with larger pharmaceutical companies to conduct later pharmaceutical trials and to market our products and we also plan to continue to use contract manufacturing for late stage clinical, and commercial quantities of our products. We may be unable to enter into corporate partnerships, which could impede our ability to bring our products to market. We cannot assure investors that any corporate partnerships, if entered, will be on favorable terms or will result in the successful development or marketing of our products. If we are unsuccessful in establishing advantageous clinical testing, manufacturing and marketing relationships, we are not likely to generate significant revenues and become profitable.

Limited Manufacturing Capability

    While we believe that we can produce materials for Phase I and Phase II clinical trials at our existing facilities, we will need to expand our commercial manufacturing capabilities for products in the future if we elect not to or cannot contract with others to manufacture our products. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. We have not selected a site for any expanded facilities and cannot predict the amount we will expend for construction of such facilities. We cannot assure if or when the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of any facilities will depend on regulatory approvals, product development, pharmaceutical partners and capital resources, among other factors. We have not obtained regulatory approvals for any productions facilities for our products, nor can we assure investors that we will be able to do so.

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

Dependence on Key Personnel

    Our success will depend to a large extent on the abilities and continued service of several key employees, including Drs. Denis Burger, Patrick Iversen, David Mason, and Dwight Weller. The loss of any of these key employees could significantly delay the achievement of our goals. Competition for qualified personnel in our industry is intense, and our success will be dependent on our ability to attract and retain highly skilled personnel.

Competition

    The biotechnology industry is highly competitive. We compete with companies in the United States and abroad that are engaged in the development of pharmaceutical technologies and products. They include:

  •
  biotechnology, pharmaceutical, chemical and other companies;

  •
  academic and scientific institutions;

  •
  governmental agencies; and

  •
  public and private research organizations.

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

Patents and Proprietary Rights

    Our success will depend on our existing patents and licenses, and our ability to obtain additional patents in the future. We have filed 64 patent applications in the United States, Canada, Europe, Australia and Japan and 46 patents have been issued. We license the composition, manufacturing and use of Avicine in all fields except fertility regulation from The Ohio State University, and we license other patents for certain complementary technologies from others.

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

Volatility of Stock Price

    Historically, the market price of our stock has been highly volatile. The following types of announcements could have a significant impact on the price of our common stock:

  •
  positive or negative results of testing and clinical trials by ourselves or competitors

  •
  delays in entering into corporate partnerships

  •
  technological innovations or commercial product introductions by ourselves or competitors

  •
  changes in government regulations

  •
  developments concerning proprietary rights, including patents and litigation matters

  •
  public concern relating to the commercial value or safety of any of our products

  •
  general stock market conditions

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

Future Sale of Eligible Shares May Lower the Price of our Common Stock

    We have outstanding 21,508,148 shares of common stock and all are eligible for sale under Rule 144 or are otherwise freely tradeable. In addition:

  •
  Our employees and others hold options to buy a total of 2,855,296 shares of common stock. The shares of common stock to be issued upon exercise of these options, have been registered, and therefore may be freely sold when issued;

  •
  There are outstanding warrants to buy 7,394,861 shares of common stock. The shares issuable upon exercise of 4,416,814 warrants are registered. These shares may be freely sold when issued. The holders of warrants covering 400,000 shares have incidental registration rights to have the shares issuable upon the exercise of their warrants registered. Once registered, those shares may be freely sold when issued, for so long as the registration statement is effective and current. The remaining warrants have no registration rights.

  •
  We may issue options to purchase up to an additional 82,281 shares of common stock under our stock option plans, which also will be fully saleable when issued.

  •
  We are authorized to sell up to 242,231 shares of common stock under our Employee Stock Purchase Plan to our full-time employees, nearly all of whom are eligible to participate.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    Information regarding our directors and executive officers required by this item is included in our definitive proxy statement for our 2001 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11.  Executive Compensation

    The information required by this item is included in our definitive proxy statement for our 2001 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is included in our definitive proxy statement for our 2001 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is included in our definitive proxy statement for our 2001 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Report:

Financial Statements

    The following financial statements of the Company and the Report of Arthur Andersen LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

Financial Statement Schedules

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.		Description
3.	1	Third Restated Articles of Incorporation of AntiVirals Inc.(1)
3.	2	Bylaws of AntiVirals Inc.(1)
3.	3	First Amendment to Third Restated Articles of Incorporation(4)
4.	1	Form of Specimen Certificate for Common Stock.(1)
4.	2	Form of Warrant for Purchase of Common Stock.(1)
4.	3	Form of Warrant Agreement.(1)
4.	4	Form of Representative's Warrant.(1)
4.	5	Form of Warrant Agreement between AntiVirals Inc. and ImmunoTherapy Shareholders(3)
4.	6	Form of Common Stock Purchase Warrant.(5)
10.	1	1992 Stock Incentive Plan (as amended through May 11, 2000).(1)
10.	2	Employment Agreement with Denis R. Burger, Ph.D. dated November 4, 1996.(1)
10.	3	Employment Agreement with Alan P. Timmins dated November 4, 1996.(1)
10.	4	Employment Agreement with Dwight Weller, Ph.D. dated November 4, 1996.(1)
10.	5	Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1992.(1)
10.	6	Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc. dated January 20, 1996.(1)
10.	7	License and Option Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1993.(1)
10.	8	Commercial Lease between Research Way Investments, Landlord, and AntiVirals Inc., Tenant, dated June 15, 1992.(1)
10.	9	Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated June 17, 1992.(1)
10.	10	First Amendment to Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated July 24, 1995.(1)
10.	11	Employment Agreement with Patrick L. Iversen, Ph.D. dated July 14, 1997.(2)
10.	12	ImmunoTherapy Corporation 1997 Stock Option Plan(3)
10.	13	Form of Employment Agreement with Jeffrey Lillard(3)
10.	14	Promissory Note dated June, 1998 made by the Lillard Family Trust to AntiVirals Inc.(3)
10.	15	Oregon Deed of Trust Security Agreement and Fixture Filing dated June, 1998, granted by the Lillard Family Trust to Fidelity National Title Company of Oregon, as trustee, for the benefit of AntiVirals Inc.(3)
10.	16	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated March 12, 1996(3)
10.	17	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated December 26, 1996(3)
10.	18	Amendment to License Agreement between ImmunoTherapy Corporation and Ohio State University, dated September 23, 1997(3)
10.	19	Agreement and Plan of Reorganization and Merger dated as of February 2, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation(3)
10.	20	First Amendment to Plan of Reorganization and Merger dated as of May 27, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation(3)

Exhibit No.	Description
10.21	Second Amendment to Plan of Reorganization and Merger dated as of August 4, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation(3)
10.22	Form of Escrow Agreement among AntiVirals Inc., the Escrow Indemnitors and Jeffrey Lillard(3)
10.23	Purchase Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors(5)
10.24	Registration Rights Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors(5)
10.25	Purchase Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors(5)
10.26	Registration Rights Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors(5)
10.27	Subscription Agreement, dated December 1, 1999, by and between SuperGen, Inc. and AVI BioPharma, Inc.(5)
10.28	2000 Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AVI BioPharma, Inc.(6)
10.29	United States of America Sales, Distribution, and Development Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc.
10.30	Common Stock and Warrant Purchase Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc.(7)
10.31	Registration Rights Agreement, dated April 14, 2000, between SuperGen, Inc. and AVI BioPharma, Inc.(7)
10.32	2000 Employee Share Purchase Plan(8)
23.0	Consent of Arthur Andersen LLP

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

(6)
Incorporated by reference to exhibits to Registrant's Registration Statement on Form S-1 and filed with the Securities and Exchange Commission on June 16, 2000 (Commission Registration No. 333-39542).

(7)
Incorporated by reference to exhibits to Registrant's Registrations Statement on Form S-3, and filed with the Securities and Exchange Commission on September 15, 2000 (Commission Registration No. 333-45888).

(8)
Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Form 14-A, as amended, filed with the Securities and Exchange Commission on April 12, 2000.

(b)
Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

(c)
Exhibits. See Item 14 (a) above.

(d)
Financial Statement Schedules. See Item 14 (a) above.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2001	AVI BIOPHARMA, INC.
	By:	/s/ DENIS R. BURGER, PH.D. Denis R. Burger, Ph.D. Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on February 28, 2001:

Signature	Title

/s/ DENIS R. BURGER, PH.D. Denis R. Burger, Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ ALAN P. TIMMINS Alan P. Timmins	President, Chief Operating Officer, and Director
/s/ MARK M. WEBBER Mark M. Webber	Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)
/s/ PATRICK L. IVERSEN, PH.D. Patrick L. Iversen, Ph.D.	Senior Vice President of Research and Development and Director
/s/ DWIGHT D. WELLER, PH.D. Dwight D. Weller, Ph.D.	Senior Vice President of Chemistry and Manufacturing and Director
/s/ NICK BUNICK Nick Bunick	Director
/s/ BRUCE L.A. CARTER, PH.D. Bruce L.A. Carter, Ph.D.	Director
/s/ JOHN W. FARA, PH.D. John W. Fara, Ph.D.	Director
/s/ JAMES B. HICKS, PH.D. James B. Hicks, Ph.D.	Director
/s/ JOSEPH RUBINFELD, PH.D. Joseph Rubinfeld, Ph.D.	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
AVI BIOPHARMA, INC.

    We have audited the accompanying balance sheets of AVI BIOPHARMA, INC. (an Oregon corporation in the development stage) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (July 22, 1980) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AVI BIOPHARMA, INC. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (July 22, 1980) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen, LLP

Portland, Oregon
February 7, 2001

AVI BIOPHARMA, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$25,898,513	$8,683,005
Short-term securities—available-for-sale	6,213,586	2,937,500
Other current assets	1,019,166	31,242

Total Current Assets	33,131,265	11,651,747
Property and Equipment, net of accumulated depreciation and amortization of $2,658,549 and $2,518,494	1,036,749	403,303
Patent Costs, net of accumulated amortization of $541,185 and $418,268	890,532	844,731
Other Assets	29,847	29,847

Total Assets	$35,088,393	$12,929,628

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,290,804	$727,673
Accrued employee compensation	431,988	312,481

Total Current Liabilities	1,722,792	1,040,154
Shareholders' Equity:
Preferred stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; 21,508,148 and 16,236,428 issued and outstanding	2,151	1,624
Additional paid-in capital	105,340,697	62,901,227
Accumulated other comprehensive income (loss)	(11,683,414)	40,500
Deficit accumulated during the development stage	(60,293,833)	(51,053,877)

Total Shareholders' Equity	33,365,601	11,889,474

Total Liabilities and Shareholders' Equity	$35,088,393	$12,929,628

The accompanying notes are an integral part of these balance sheets.

AVI BIOPHARMA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended December 31,			July 22, 1980 (Inception) to December 31, 2000
	2000	1999	1998
Revenues, from license fees, grants and research contracts	$1,297,338	$17,024	$120,351	$2,138,555
Operating expenses:
Research and development	9,268,330	6,672,027	6,306,860	33,995,963
General and administrative	2,270,302	1,745,491	1,621,381	11,468,970
Acquired in-process research and development	—	71,874	19,473,154	19,545,028

	11,538,632	8,489,392	27,401,395	65,009,961
Other Income:
Interest income, net	1,001,338	193,927	547,081	2,480,823
Realized gain on sale of short-term securities	—	—	—	96,750

	1,001,338	193,927	547,081	2,577,573

Net loss	$(9,239,956)	$(8,278,441)	$(26,733,963)	$(60,293,833)

Net loss per share—basic and diluted	$(0.49)	$(0.62)	(2.27)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	18,724,533	13,440,205	11,801,453

The accompanying notes are an integral part of these balance sheets.

AVI BIOPHARMA, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY

						Deficit Accumulated During the Development Stage
		Common Stock
	Partnership Units			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
		Shares	Amount
BALANCE AT JULY 22, 1980 (Inception)	—	—	$—	$—	$—	$—	$—
Issuance of partnership units, warrants and common stock	3,615	8,272,916	828	33,732,654	—	—	33,733,482
Compensation expense related to issuance of warrants for common stock and partnership units	—	—	—	537,353	—	—	537,353
Exercise of warrants for partnership units and common stock	42	1,214,263	121	184,046	—	—	184,167
Exercise of options for common stock	—	59,903	6	281,804	—	—	281,810
Conversion of debt into common stock and partnership units	9	9,634	1	87,859	—	—	87,860
Issuance of common stock in exchange for partnership units	(1,810)	1,632,950	163	(163)	—	—	—
Withdrawal of partnership net assets upon conveyance of technology	(1,856)	—	—	(176,642)	—	—	(176,642)
Common stock subject to rescission, net	—	(64,049)	(6)	(288,789)	—	—	(288,795)
Net loss	—	—	—	—	—	(16,041,473)	(16,041,473)

BALANCE AT DECEMBER 31, 1997	—	11,125,617	1,113	34,358,122	—	(16,041,473)	18,317,762
Exercise of warrants for common stock	—	34,567	3	17,922	—	—	17,925
Exercise of options for common stock	—	35,990	4	166,944	—	—	166,948
Issuance of common stock and warrants for the acquisition of ImmunoTherapy Corporation	—	2,132,592	213	17,167,199	—	—	17,167,412
Issuance of common stock for consulting services, $4.00 per share	—	17,400	2	69,598	—	—	69,600
Net loss	—	—	—	—	—	(26,733,963)	(26,733,963)

BALANCE AT DECEMBER 31, 1998	—	13,346,166	1,335	51,779,785	—	(42,775,436)	9,005,684
Exercise of warrants for common stock	—	16,667	2	3	—	—	5
Exercise of options for common stock	—	16,448	1	66,722	—	—	66,723
Issuance of common stock and warrants for cash and securities, net of offering costs	—	2,857,147	286	11,054,717	—	—	11,055,003
Comprehensive income (loss):
Unrealized gain on short-term securities—available-for-sale	—	—	—	—	40,500	—	40,500
Net loss	—	—	—	—	—	(8,278,441)	(8,278,441)

Comprehensive loss							(8,237,941)

BALANCE AT DECEMBER 31, 1999	—	16,236,428	1,624	62,901,227	40,500	(51,053,877)	11,889,474
Exercise of warrants for common stock	—	162,215	16	1,103,438	—	—	1,103,454
Exercise of options for common stock	—	376,616	38	1,687,842	—	—	1,687,880
Issuance of common stock for ESPP	—	7,769	1	42,371	—	—	42,372
Issuance of common stock and warrants for cash and securities, net of offering costs	—	4,725,120	472	39,605,819	—	—	39,606,291
Comprehensive loss:
Unrealized loss on short-term securities—available-for-sale	—	—	—	—	(11,723,914)	—	(11,723,914)
Net loss	—	—	—	—	—	(9,239,956)	(9,239,956)

Comprehensive loss							(20,963,870)

BALANCE AT DECEMBER 31, 2000	—	21,508,148	$2,151	$105,340,697	$(11,683,414)	$(60,293,833)	$33,365,601

The accompanying notes are an integral part of these balance sheets.

AVI BIOPHARMA, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

				For the Period July 22, 1980 (Inception) to December 31, 2000
	Year ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(9,239,956)	$(8,278,441)	$(26,733,963)	$(60,293,833)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	416,497	313,238	223,186	3,470,028
Realized gain on sale of short-term investments—available for sale	—	—	—	(96,750)
Compensation expense on issuance of common stock and partnership units	—	—	69,600	251,992
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	—	—	—	562,353
Conversion of interest accrued to common stock	—	—	—	7,860
Acquired in-process research and development	—	71,874	19,473,154	19,545,028
(Increase) decrease in:
Other current assets	(987,924)	478,186	(490,386)	(1,019,166)
Other assets	—	—	—	(29,847)
Net increase (decrease) in accounts payable and accrued liabilities	682,638	(146,245)	721,947	1,722,792

Net cash used in operating activities	(9,128,745)	(7,561,388)	(6,736,462)	(35,879,543)
Cash flows from investing activities:
Proceeds from sale or redemption of short-term investments	—	—	—	247,750
Purchase of property and equipment	(813,187)	(135,075)	(109,657)	(3,795,073)
Patent costs	(282,557)	(283,409)	(264,434)	(1,602,236)
Acquisition costs	—	(71,874)	(2,203,236)	(2,377,616)

Net cash used in investing activities	(1,095,744)	(490,358)	(2,577,327)	(7,527,175)
Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	27,439,997	8,224,731	184,873	69,690,668
Buyback of common stock pursuant to rescission offering	—	—	—	(288,795)
Withdrawal of partnership net assets	—	—	—	(176,642)
Issuance of convertible debt	—	—	—	80,000

Net cash provided by financing activities	27,439,997	8,224,731	184,873	69,305,231
Increase (decrease) in cash and cash equivalents	17,215,508	172,985	(9,128,916)	25,898,513
Cash and cash equivalents:
Beginning of period	8,683,005	8,510,020	17,638,936	—

End of period	$25,898,513	$8,683,005	$8,510,020	$25,898,513

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$15,000,000	$2,897,000	$—	$17,897,000
Unrealized gain (loss) on short-term securities—available-for-sale	$(11,723,914)	$40,500	$—	$(11,683,414)

The accompanying notes are an integral part of these balance sheets.

AVI BIOPHARMA, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS:

    AVI BioPharma, Inc. (the Company or AVI) was incorporated in the State of Oregon on July 22, 1980. The mission of the Company is to develop and commercialize improved therapeutic products based upon antisense and cancer immunotherapy technology.

    Through May 1993, the financial statements included the combined accounts of the Company and ANTI-GENE DEVELOPMENT GROUP, a limited partnership (AGDG or the Partnership) founded in 1981 and registered in the State of Oregon. Substantially all income generated and proceeds from the Partnership unit sales through that date have been paid to the Company under the terms of research and development contracts entered into by the Partnership and the Company. Significant transactions between the Company and the Partnership through that date have been eliminated.

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

    Effective May 19, 1993, the Company and the Partnership entered into a Technology Transfer Agreement wherein the Partnership conveyed all intellectual property then in its control to the Company. As part of the conveyance, the Company tendered to the Partnership for liquidation all partnership units received pursuant to the exchange offer and received a 49.37 percent undivided interest in the intellectual property. The Company then purchased the remaining undivided interest in the intellectual property for rights to payments of 4.05 percent of gross revenues in excess of $200 million, from sales of products, which would, in the absence of the Technology Transfer Agreement, infringe a valid claim under any patent transferred to the Company. The Company also granted to the Partnership a royalty-bearing license to make, use and sell small quantities of product derived from the intellectual property for research purposes only.

    In March 2000, the Company and AGDG amended the Technology Transfer Agreement to give to AGDG and Gene Tools LLC, related organizations, exclusive, non royalty-bearing rights to in vitro diagnostic applications of the intellectual property. In consideration for this amendment, Gene Tools paid the Company $1 million and reduced the royalty that the Company would pay to AGDG under the Technology Transfer Agreement on future sales of therapeutic products from 4.05% to 3.00%.

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

    The Company is in the development stage. Since its inception in 1980 through December 31, 2000, the Company has incurred losses of approximately $60 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses and a one-time charge in 1998 of $19,473,154 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-Term Securities—Available-For-Sale

    The Company accounts for its short-term securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). As such, the Company has classified its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value, which was below cost by $11,683,414 at December 31, 2000. The unrealized difference between the cost and the fair market value of these securities has been reflected as a separate component of shareholders' equity. These short-term securities represent common stock of SuperGen, Inc. with a fair value of $6,213,586 at December 31, 2000.

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

Year Ended December 31,	2000	1999	1998
Net loss	$(9,239,956)	$(8,278,441)	$(26,733,963)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	18,724,533	13,440,205	11,801,453
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*	*

Weighted average number of common shares outstanding for computing diluted earnings per share	18,724,533	13,440,205	11,801,453

Net loss per share—basic and diluted	$(0.49)	$(0.62)	$(2.27)

*
The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:
Year Ended December 31,	2000	1999	1998
Warrants and stock options	10,250,157	7,722,621	7,102,242

Segment Reporting

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment.

Comprehensive Income

    The Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income. Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. SFAS No. 130 became effective during 1998. The Company's only component of "other comprehensive income (loss)" is unrealized gain (loss) on short-term securities available-for-sale.

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

3. SHAREHOLDERS' EQUITY:

    In December 1999, the Company completed a private offering with institutional investors and an equity sale to SuperGen, Inc., as a prospective corporate partner. In the private offering, 1,857,147 shares of common stock and 628,573 warrants to purchase common stock at $4.025 per share were issued. All of the warrants issued in connection with the private placement are currently exercisable and expire in five years from closing. Net proceeds of $5,808,003 were received from the private placement. In the equity sale to SuperGen, Inc., 1,000,000 shares were issued in exchange for net proceeds of $5,247,000 in cash and securities including 100,000 shares of SuperGen Inc.'s common stock. Subsequent to December 31, 1999, the shares received from SuperGen, Inc. were registered and have no restrictions.

    In April 2000, the Company entered into an alliance with SuperGen, Inc. for shared development and marketing rights for Avicine. Under the terms of the agreement, AVI and SuperGen Inc. will equally share in future clinical development and FDA registration costs as well as in profits from product sales in the United States. Additionally, AVI may receive up to $80 million from SuperGen from meeting commercialization benchmarks. In addition, pursuant to a separate private placement, the Company received from SuperGen, Inc. $5,000,000 in cash and 347,826 registered shares of SuperGen, Inc. common stock in exchange for 1,684,211 shares of AVI common stock and a warrant to purchase 1,665,878 shares of AVI common stock, subject to anti-dilution provisions. Closing of the transaction occurred during the third quarter of 2000.

    In July 2000, the Company completed a secondary offering for 3,000,000 shares of common stock at $7.25 per share. Net proceeds were $19,861,571. In addition, representatives' warrants to purchase 300,000 shares of AVI common stock were issued to the underwriters' of the secondary offering.

    In 2000, the Board of Directors and the Company's shareholders approved the Employee Stock Purchase Plan under which the Company is authorized to sell up to 250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees may elect every six months to have up to 10% of their compensation withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the beginning-of-plan period or end-of-plan period market price of the Company's common stock. During 2000, twenty-two employees elected to purchase 7,769 shares of the Company's common stock at $5.45 per share on November 15, 2000.

    At December 31, 2000, the Company had two stock option plans, the 1992 Stock Incentive Plan and the 1997 Stock Option Plan (the Plans). The 1992 Plan provides for the issuance of incentive stock options to its employees and nonqualified stock options, stock appreciation rights and bonus rights to employees, directors of the Company and consultants. The 1997 Plan provides for the assumption of the ImmunoTherapy Options under the Merger Agreement. The Company has reserved 2,937,577 shares of common stock for issuance under the Plans. Options issued under the Plans generally vest ratably over four years and expire five to ten years from the date of grant.

    The Financial Accounting Standards Board has issued SFAS 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000 and 1999 using the Black-Scholes options pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

Year Ended December 31,	2000	1999	1998

Risk-free interest rate	5.74%	6.25%	6.25%
Expected dividend yield	0%	0%	0%
Expected lives	6 Years	6 Years	6 Years
Expected volatility	147%	91%	76%

    Using the Black-Scholes methodology, the total value of options granted during 2000, 1999 and 1998 was $6,310,098, $366,767 and $3,043,771, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 2000, 1999 and 1998 was $6.07, $2.70 and $4.08, respectively. Included in options granted during 1998, are options assumed in connection with the ImmunoTherapy Corporation acquisition as discussed in Note 7. As the fair value of the assumed options was recorded as part of the purchase price allocation, these assumed options have not been included in the SFAS 123 fair value calculation.

    If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

For the Year Ended December 31,	2000		1999		1998
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(9,239,956)	$(10,126,948)	$(8,278,441)	$(9,867,318)	$(26,733,963)	$(28,791,068)
Net loss per share—basic and diluted	$(0.49)	$(0.54)	$(0.62)	$(0.73)	$(2.27)	$(2.44)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards are anticipated in future years.

    A summary of the status of the Company's stock option plans and changes are presented in the following table:

For the Year Ended December 31,	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,195,367	$5.27	2,136,894	$5.32	1,240,209	$5.30
Granted	1,039,446	6.25	135,631	3.47	971,856	5.29
Exercised	(376,616)	4.48	(16,448)	4.06	(35,990)	4.64
Canceled	(2,901)	5.89	(60,710)	3.43	(39,181)	4.65

Options outstanding at end of year	2,855,296	5.73	2,195,367	5.27	2,136,894	5.32

Exercisable at end of year	1,751,547	$5.50	1,752,226	$5.17	1,428,798	$5.05

    At December 31, 2000, 82,281 shares were available for future grant.

    The following table summarizes information about stock options outstanding at December 31, 2000:

Exercise Price	Outstanding Shares at December 31, 2000	Weighted Average Remaining Contractual Life (Years)	Exercisable Options
$0.04	12,600	4.93	12,600
3.31	79,536	5.34	62,786
3.69	31,000	7.57	10,000
3.75	33,334	7.91	16,667
3.81	116,446	4.58	91,446
3.97	159,368	5.38	159,368
4.56	301,672	1.48	301,672
4.75	57,112	4.99	30,533
4.95	119,158	3.95	119,158
5.00	5,000	3.95	1,250
5.75	503,000	9.01	—
6.00	73,335	5.24	65,001
6.38	236,599	6.41	224,099
6.63	518,429	7.05	509,679
6.69	100,000	6.69	75,000
6.88	436,000	8.80	49,999
7.19	33,334	9.59	—
7.94	1,040	2.02	1,040
8.13	28,333	6.84	21,249
10.00	10,000	4.41	—

    The Company has also issued warrants for the purchase of common stock in conjunction with financing and compensation arrangements. Of the 2,115,878 warrants granted during 2000, 1,965,878 have not been considered in the fair value based method of accounting defined in SFAS 123 as such warrant grants related to the raising of additional equity. The value of warrants granted in 1999 have not been considered in the fair value based method of accounting defined in SFAS 123 as such warrant grants related to the raising of additional equity. Of the 2,166,814 warrants granted during 1998, 2,116,814 were in connection with the ImmunoTherapy Corporation acquisition as discussed in Note 7. The fair value of such warrants was considered in the purchase price of ImmunoTherapy Corporation and therefore has not been considered in the fair value based method of accounting defined in SFAS 123. A summary of the status of the Company's warrants and changes are presented in the following table:

For the Year Ended December 31,	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding at beginning of year	5,527,254	$12.22	4,965,348	$13.17	2,833,101	$12.88
Granted	2,115,878	29.99	628,573	4.025	2,166,814	13.36
Exercised	(162,215)	8.04	(16,667)	0.0003	(34,567)	0.54
Canceled	(86,056)	4.41	(50,000)	7.25	—	—

Warrants outstanding at end of year	7,394,861	17.49	5,527,254	12.22	4,965,348	13.17

Exercisable at end of year	5,278,983	$12.48	5,455,825	$12.33	4,965,348	$13.17

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

    The following table summarizes information about warrants outstanding at December 31, 2000:

Exercise Price	Outstanding Warrants at December 31, 2000	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
$0.0003	16,667	No expiration date	16,667
1.14	3,000	No expiration date	3,000
4.03	500,002	3.97	500,002
8.70	300,000	4.59	—
10.00	150,000	4.42	—
10.80	142,500	1.42	142,500
13.50	4,616,814	1.86	4,616,814
35.63	1,665,878	9.26	—

4. INCOME TAXES:

    As of December 31, 2000 and 1999 the Company has net operating loss carryforwards of approximately $41,190,000 and $30,700,000, respectively, available to reduce future taxable income, which expire 2001 through 2020. Of this $41,190,000, approximately $4,150,000 relates to net operating losses assumed as part of the ImmunoTherapy Corporation acquisition. Utilization of such losses is limited to approximately $1,200,000 per year. In addition, the Internal Revenue Code rules under Section 382 could limit the future use of the remaining $37,040,000 in losses based on ownership changes and the value of the Company's stock. Approximately $1,796,000 of the Company's carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company's carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from depreciation, amortization, and treatment of research and development costs and deductions related to the exercise of stock options for income tax purposes.

    The Company had a net deferred tax asset of $17,347,000 and $13,203,000 at December 31, 2000 and 1999, primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero. The net change in the valuation allowance for deferred tax assets was an increase of approximately $4,144,000 and $2,637,000 for the years ended December 31, 2000 and 1999, respectively, mainly due to the increase in the net operating loss carryforwards.

    An analysis of the deferred tax assets and liabilities as of December 31, 2000, is as follows:

	Deferred Tax Asset	Deferred Tax Liability	Total
Net operating loss carryforwards	$16,064,000	$—	$16,064,000
Depreciation	1,000	—	1,000
Research and development tax credits	1,629,000	—	1,629,000
Patent costs	—	(347,000)	(347,000)

	$17,694,000	$(347,000)	17,347,000

Valuation allowance			(17,347,000)

			$—

    An analysis of the deferred tax assets and liabilities as of December 31, 1999, is as follows:

	Deferred Tax Asset	Deferred Tax Liability	Total
Net operating loss carryforwards	$12,278,000	$—	$12,278,000
Depreciation	2,000	—	2,000
Research and development tax credits	1,261,000	—	1,261,000
Patent costs	—	(338,000)	(338,000)

	$13,541,000	$(338,000)	13,203,000

Valuation allowance			(13,203,000)

			$—

5. RELATED PARTY TRANSACTIONS:

    In December 1999, the Company entered into an agreement with SuperGen, Inc. The president and chief executive officer of SuperGen, Inc. is a member of our Board of Directors. The chief executive officer of the Company is a member of the Board of Directors of SuperGen, Inc. Under terms of the agreement, the Company acquired $2.5 million cash and 100,000 shares of SuperGen, Inc. common stock, for 1,000,000 shares of AVI common stock. SuperGen, Inc. also acquired exclusive negotiating rights for the United States market for Avicine, the Company's proprietary cancer vaccine currently in late-stage clinical testing against a variety of solid tumors.

    In April 2000, the Company entered into an alliance with SuperGen, Inc. for shared development and marketing rights for Avicine as discussed in Note 3.

    Effective May 19, 1993, the Company and AGDG entered into a Technology Transfer Agreement as discussed in Note 1.

    In March 2000, the Company and AGDG amended the Technology Transfer Agreement as discussed in Note 1.

    In December 2000, the Company loaned the chief executive officer of AVI $500,000. The term of the loan is one year. The loan is secured by the chief executive officer's stock in AVI. Interest will accrue at the rate of 8.5%.

6. LEASE OBLIGATIONS:

    The Company leases office and laboratory facilities under various noncancelable operating leases through December 2007. Rent expense under these leases was $405,000, $322,000 and $293,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and $2,167,000 for the period from July 22, 1980 through December 31, 2000.

    At December 31, 2000, the aggregate noncancelable future minimum payments under these leases are as follows:

Year ending December 31,
2001	$513,000
2002	492,000
2003	506,000
2004	522,000
2005	537,000
Thereafter	1,099,000

Total minimum lease payments	$3,669,000

7. ACQUISITION:

    On September 15, 1998, the Company acquired all of the equity of ImmunoTherapy Corporation (ITC), a privately held biotechnology company based in Seattle, Washington. The purchase consideration consisted of 2,132,592 shares of AVI common stock and 2,116,814 warrants to purchase AVI BioPharma common stock. The transaction was accounted for as a purchase. In connection with the purchase price allocation, the Company estimated that substantially all of the intangible assets consist of research and development projects in process. At that time, the development of these projects had not reached technology feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principles, a one-time charge for acquired in-process research and development of $19,473,154, or $1.65 per share, has been reflected in the accompanying financial statements.

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

    Unaudited pro forma combined statements of operations assume the ITC acquisition occurred at beginning of the period and include acquired in-process research and development are as follows:

Year Ended December 31,	1998
Revenues	$120,351
Net loss	(27,684,092)
Net loss per share—basic and diluted	$(2.80)

8. FINANCIAL INFORMATION BY QUARTER (UNAUDITED):

2000 for quarter ended	December 31	September 30	June 30	March 31
Revenues from license fees, grants and research contracts	$25,000	$122,215	$18,250	$1,131,873
Operating expenses:
Research and development	2,692,377	2,155,538	2,483,942	1,936,473
General and administrative	786,143	557,911	490,185	436,063
Acquired in-process research and development	—	—	—	—

	3,478,520	2,713,449	2,974,127	2,372,536
Other income:
Interest income, net	445,963	339,130	115,464	100,781

Net loss	$(3,007,557)	$(2,252,104)	$(2,840,413)	$(1,139,882)

Net loss per share, basic and diluted	$(0.14)	$(0.11)	$(0.17)	$(0.07)

Shares used in per share calculations	21,477,556	20,303,112	16,710,194	16,359,671

1999 for quarter ended	December 31	September 30	June 30	March 31
Revenues from license fees, grants and research contracts	$9,241	$3,558	$110	$4,115
Operating expenses:
Research and development	1,962,171	1,739,728	1,627,478	1,342,650
General and administrative	404,392	504,607	418,868	417,624
Acquired in-process research and development	10,537	—	1,498	59,839

	2,377,100	2,244,335	2,047,844	1,820,113
Other income:
Interest income, net	31,143	35,696	50,549	76,539

Net loss	$(2,336,716)	$(2,205,081)	$(1,997,185)	$(1,739,459)

Net loss per share, basic and diluted	$(0.17)	$(0.17)	$(0.15)	$(0.13)

Shares used in per share calculations	13,713,993	13,351,206	13,351,206	13,349,358

QuickLinks

PART I
  Item 1. Description of Business
AVICINE CLINICAL TRIALS
NEUGENE ANTISENSE DEVELOPMENT PROGRAM
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis or Plan of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES