Form 10-Q
period 2001-03-31
AVI BIOPHARMA INC
filed 2001-05-10
CIK 873303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE EXCHANGE ACT

For the transition period from            to

Commission file number 0-22613

AVI BioPharma, Inc.
(Exact name of registrant as specified in its charter)

Oregon	93-0797222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One SW Columbia Street, Suite 1105, Portland, Oregon	97258
(Address of principal executive offices)	(Zip Code)

503-227-0554

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	21,532,111
(Class)	(Outstanding at May 4, 2001)

AVI BioPharma, Inc.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets - March 31, 2001 and December 31, 2000

Statements of Operations – Three Months Ended March 31, 2001 and 2000 and from July 22, 1980 (Inception) to March 31, 2001

Statements of Cash Flows – Three Months Ended March 31, 2001 and 2000 and from July 22, 1980 (Inception) to March 31, 2001

Notes to Financial Statements

Item 2.	Management's Discussion and Analysis

PART II – OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K

Signatures

AVI BioPharma, Inc.
(A development State Company)
BALANCE SHEETS

	March 31,	December 31,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$22,001,736	$25,898,513
Short-term securities—available-for-sale	4,618,206	6,213,586
Other current assets	858,192	1,019,166
Total Current Assets	27,478,134	33,131,265

Property and Equipment, net of accumulated depreciation and amortization of $2,720,317 and $2,658,549	1,993,383	1,036,749
Patent Costs, net of accumulated amortization of $571,185 and $541,185	954,764	890,532
Other Assets	29,847	29,847
Total Assets	$30,456,128	$35,088,393

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,217,702	$1,290,804
Accrued employee compensation	400,099	431,988
Total Current Liabilities	1,617,801	1,722,792

Shareholders' Equity:
Preferred stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 50,000,000 shares authorized; 21,530,782 and 21,508,148 issued and outstanding	2,153	2,151
Additional paid-in capital	105,587,511	105,340,697
Accumulated other comprehensive income (loss)	(13,278,794)	(11,683,414)
Deficit accumulated during the development stage	(63,472,543)	(60,293,833)
Total Shareholders' Equity	28,838,327	33,365,601
Total Liabilities and Shareholders' Equity	$30,456,128	$35,088,393

The accompanying notes are an integral part of these balance sheets.

AVI BioPharma, Inc.
(A development State Company)
STATEMENTS OF OPERATIONS

			July 22, 1980(Inception) to March 31, 2001
	Three months ended March 31,
	2001	2000
Revenues, from license fees, grants and research contracts	$15,980	$1,131,873	$2,154,535

Operating expenses:
Research and development	2,592,615	1,936,473	36,588,578
General and administrative	964,131	436,063	12,433,101
Acquired in-process research and development	-	-	19,545,028
	3,556,746	2,372,536	68,566,707

Other Income:
Interest income, net	362,056	100,781	2,842,879
Realized gain on sale of short-term securities	-	-	96,750
	362,056	100,781	2,939,629

Net loss	$(3,178,710)	$(1,139,882)	$(63,472,543)

Net loss per share - basic and diluted	$(0.15)	$(0.07)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	21,529,674	16,359,671

The accompanying notes are an integral part of these statements

AVI BioPharma, Inc.
(A development State Company)
STATEMENTS OF CASH FLOWS

			For the Period July 22, 1980(Inception) to March 31, 2001

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(3,178,710)	$(1,139,882)	$(63,472,543)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	93,052	72,722	3,563,080
Realized gain on sale of short-term investments - available for sale	-	-	(96,750)
Compensation expense on issuance of common stock and partnership units	-	-	251,992
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	-	-	562,353
Conversion of interest accrued to common stock	-	-	7,860
Acquired in-process research and development	-	-	19,545,028
(Increase) decrease in:
Other current assets	280,974	(17,475)	(738,192)
Other assets	-	(59,462)	(29,847)
Net increase (decrease) in accounts payable and accrued liabilities	15,009	(273,179)	1,737,801
Net cash used in operating activities	(2,789,675)	(1,417,276)	(38,669,218)

Cash flows from investing activities:
Proceeds from sale or redemption of short-term investments	-	-	247,750
Purchase of property and equipment	(1,019,686)	(56,648)	(4,814,759)
Patent costs	(94,232)	(41,121)	(1,696,468)
Acquisition costs	-	-	(2,377,616)
Net cash used in investing activities	(1,113,918)	(97,769)	(8,641,093)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	6,816	2,412,322	69,697,484
Buyback of common stock pursuant to rescission offering	-	-	(288,795)
Withdrawal of partnership net assets	-	-	(176,642)
Issuance of convertible debt	-	-	80,000
Net cash provided by financing activities	6,816	2,412,322	69,312,047

Increase (decrease) in cash and cash equivalents	(3,896,777)	897,277	22,001,736

Cash and cash equivalents:
Beginning of period	25,898,513	8,683,005	-
End of period	$22,001,736	$9,580,282	$22,001,736

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$-	$-	$17,897,000
Unrealized gain (loss) on short-term securities-- available-for-sale	$(1,595,380)	$1,862,500	$(13,278,794)
Issuance of common stock and warrants for services	$240,000	$-	$240,000

The accompanying notes are an integral part of theses statements.

AVI BioPharma, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
The financial information included herein for the three-month periods ended March 31, 2001 and 2000 and the financial information as of March 31, 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000 is derived from AVI BioPharma, Inc.'s (the Company's) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended March 31,	2001	2000
Net loss	$(3,178,710)	$(1,139,882)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	21,529,674	16,359,671
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	21,529,674	16,359,671
Net loss per share - basic and diluted	$(0.15)	$(0.07)

*  The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended March 31,	2001	2000
Warrants and stock options	10,262,823	7,803,265

Item 2.  Management’s Discussion and Analysis

Forward-Looking Information

The Financial Statements and Notes thereto should be read in conjunction with the following discussion.  The discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company’s Securities and Exchange Commission filings.

Overview

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts.  The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months.  The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts.  As of March 31, 2001, the Company’s accumulated deficit was $63,472,543.

Results of Operations

Revenues, from license fees, grants and research contracts, decreased to $15,980 in the first quarter of 2001 from $1,131,873 in the first quarter of 2000, primarily due to the receipt of a $1,000,000 fee for expansion of a license for diagnostic applications during the first quarter of 2000.

Operating expenses increased to $3,556,746 in the first quarter of 2001 from $2,372,536 in the first quarter of 2000 due to increases in research and development staffing and expenses associated with outside collaborations and pre-clinical and clinical testing of the Company’s technologies. Additionally, increased general and administrative costs were incurred to support the research expansion, and to continue to broaden the Company’s investor and public relations efforts.  Net interest income increased to $362,056 in the first quarter of 2001 from $100,781 in the first quarter of 2000 due to earnings on increased cash balances.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $22,001,736 at March 31, 2001, compared with $25,898,513 at December 31, 2000.  The decrease of $3,896,777 was due primarily to $2,789,675 used in operations and $1,113,918 used for investing activities which consist primarily of leasehold improvements, purchases of property and equipment and patent related costs.  In addition the Company’s short-term securities decreased $1,595,380 to $4,618,206 at March 31, 2001 due to unrealized losses in the value of these securities.

The Company’s future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of its research and development programs, the progress of its pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of its products.  The Company’s cash requirements are expected to continue to increase significantly each year as it expands its activities and operations.  There can be no assurance, however, that the Company will ever be able to generate product revenues or achieve or sustain profitability.

The Company expects that its cash requirements over the next twenty-four months will be satisfied by existing cash resources.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

(a) The exhibit filed as a part of this report is listed below and this list constitutes the exhibit index.

The Company did not file any Exhibits during the quarter ended March 31, 2001.

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2001	AVI BIOPHARMA, INC.

By: /s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer and Chairman
(of the Board of Directors)
(Principal Executive Officer)

By: /s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)