Form 10-Q
period 2001-06-30
AVI BIOPHARMA INC
filed 2001-08-14
CIK 873303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	23,114,399
(Class)	(Outstanding at July 31, 2001)

AVI BioPharma, Inc.
FORM 10-Q
INDEX

AVI BIOPHARMA, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2001	2000

Assets
Current Assets:
Cash and cash equivalents	$28,132,365	$25,898,513
Short-term securities—available-for-sale	6,596,477	6,213,586
Other current assets	1,131,114	1,019,166

Total Current Assets	35,859,956	33,131,265

Property and Equipment, net of accumulated depreciation and amortization of $2,778,776 and $2,658,549	2,423,962	1,036,749
Patent Costs, net of accumulated amortization of $606,185 and $541,185	1,058,738	890,532
Other Assets	29,847	29,847

Total Assets	$39,372,503	$35,088,393

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,245,126	$1,290,804
Accrued employee compensation	369,032	431,988

Total Current Liabilities	1,614,158	1,722,792

Shareholders' Equity:
Preferred stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 50,000,000 shares authorized; 23,073,302 and 21,508,148 issued and outstanding	2,307	2,151
Additional paid-in capital	116,075,119	105,340,697
Accumulated other comprehensive loss	(11,300,523)	(11,683,414)
Deficit accumulated during the development stage	(67,018,558)	(60,293,833)

Total Shareholders' Equity	37,758,345	33,365,601

Total Liabilities and Shareholders' Equity	$39,372,503	$35,088,393

The accompanying notes are an integral part of these balance sheets.

AVI BIOPHARMA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					July 22, 1980 (Inception) to June 30, 2001
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Revenues, from license fees, grants and research contracts	$87,264	$18,250	$103,244	$1,150,123	$2,241,799

Operating expenses:
Research and development	3,162,667	2,483,942	5,755,282	4,420,415	39,751,245
General and administrative	709,527	490,185	1,673,658	926,248	13,142,628
Acquired in-process research and development	-	-	-	-	19,545,028

	3,872,194	2,974,127	7,428,940	5,346,663	72,438,901

Other Income:	238,915	115,464	600,971	216,245	3,081,794
Interest income, net	-	-	-	-	96,750

Realized gain on sale of short-term securities	238,915	115,464	600,971	216,245	3,178,544

Net loss	$(3,546,015)	$(2,840,413)	$(6,724,725)	$(3,980,295)	$(67,018,558)

Net loss per share - basic and diluted	$(0.16)	$(0.17)	$(0.31)	$(0.24)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	21,785,140	16,710,194	21,658,113	16,534,932

The accompanying notes are an integral part of these statements.

AVI BIOPHARMA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period July 22, 1980 (Inception) to June 30, 2001
	Six months ended June 30,

	2001	2000
Cash flows from operating activities:
Net loss	$(6,724,725)	$(3,980,295)	$(67,018,558)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	202,904	148,692	3,672,932
Realized gain on sale of short-term investments - available for sale	-	-	(96,750)
Compensation expense on issuance of common stock and partnership units	-	-	251,992
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	-	-	562,353
Conversion of interest accrued to common stock	-	-	7,860
Acquired in-process research and development	-	-	19,545,028
(Increase) decrease in:
Other current assets	258,052	8,100	(761,114)
Other assets	-	(352,748)	(29,847)
Net increase in accounts payable and accrued liabilities	11,366	64,442	1,734,158

Net cash used in operating activities	(6,252,403)	(4,111,809)	(42,131,946)

Cash flows from investing activities:
Proceeds from sale or redemption of short-term investments	-	-	247,750
Purchase of property and equipment	(1,525,117)	(224,810)	(5,320,190)
Patent costs	(233,206)	(122,686)	(1,835,442)
Acquisition costs	-	-	(2,377,616)

Net cash used in investing activities	(1,758,323)	(347,496)	(9,285,498)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	10,244,578	2,725,490	79,935,246
Buyback of common stock pursuant to rescission offering	-	-	(288,795)
Withdrawal of partnership net assets	-	-	(176,642)
Issuance of convertible debt	-	-	80,000

Net cash provided by financing activities	10,244,578	2,725,490	79,549,809

Increase (decrease) in cash and cash equivalents	2,233,852	(1,733,815)	28,132,365

Cash and cash equivalents:
Beginning of period	25,898,513	8,683,005	-

End of period	$28,132,365	$6,949,190	$28,132,365

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities--available-for-sale received in connection with the private offering	$-	$-	$17,897,000
Unrealized gain (loss) on short-term securities--available-for-sale	$382,891	$687,500	$(11,300,523)
Issuance of common stock and warrants for services	490,000	$-	$490,000

AVI BioPharma, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2001 and 2000 and the financial information as of June 30, 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000 is derived from AVI BioPharma, Inc.'s (the Company's) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended June 30,	2001	2000

Net loss	$(3,546,015)	$(2,840,413)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	21,785,140	16,710,194
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	21,785,140	16,710,194

Net loss per share - basic and diluted	$(0.16)	$(0.17)

Six Months Ended June 30,	2001	2000

Net loss	$(6,724,725)	$(3,980,295)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	21,658,113	16,534,932
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*

Weighted average number of common shares outstanding for computing diluted earnings per share	21,658,113	16,534,932

Net loss per share - basic and diluted	$(0.31)	$(0.24)

*  The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended June 30,	2001	2000

Warrants and stock options	13,225,086	7,907,987

Six Months Ended June 30,	2001	2000

Warrants and stock options	13,225,086	7,907,987

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

Overview

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts.  The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months.  The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts.  As of June 30, 2001, the Company’s accumulated deficit was $67,018,558.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $87,264 in the second quarter of 2001 from $18,250 in the second quarter of 2000.  Revenues, from license fees, grants and research contracts, decreased to $103,244 for the six months ended June 30, 2001 from $1,150,123 for the comparable period of 2000, primarily due to the receipt of a $1,000,000 fee for expansion of a license for diagnostic applications during the first quarter of 2000.

Operating expenses increased to $3,872,194 in the second quarter of 2001 from $2,974,127 in the second quarter of 2000 and to $7,428,940 for the six months ended June 30, 2001 from $5,346,663 for the comparable period of 2000 due to increases in research and development and regulatory affairs staffing and increased expenses associated with outside collaborations and pre-clinical and clinical testing of the Company’s technologies.  Additionally, increased general and administrative costs were incurred to support the research expansion, and to continue to broaden the Company’s investor and public relations efforts.  Net interest income increased to $238,915 in the second quarter of 2001 from $115,464 in the second quarter of 2000 and to $600,971 for the six months ended June 30, 2001 from $216,245 for the comparable period in 2000 due to earnings on increased cash balances, which were offset slightly by reductions in market interest rates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $28,132,365 at June 30, 2001, compared with $25,898,513 at December 31, 2000.  The increase of $2,233,852 was primarily due to net proceeds of $9,972,253 from the stock purchase agreement with Medtronic, Inc. and $272,325 from the exercise of options and warrants, offset by $6,252,403 used in operations and $1,758,323 used for investing activities which consist primarily of purchases of property and equipment and patent related costs.  In addition the Company’s short-term securities increased by $382,891 to $6,596,477 at June 30, 2001 due to unrealized gains in the value of these securities.

The Company entered into a license and development agreement with Medtronic, Inc. relating to the Company’s antisense compounds which may have application in the treatment of vascular disease.  The Company also entered into a separate stock purchase agreement with Medtronic for $10,000,000 in cash in exchange for 1,408,451 shares of AVI common stock and a warrant to purchase 3,000,000 shares of AVI common stock. Closing of the transaction occurred during the second quarter of 2001.

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

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On June 22, 2001, the Company issued to Medtronic Asset Management, Inc. (“MAMI”), a wholly-owned subsidiary of Medtronic, Inc., 1,408,451 shares of its Common Stock, par value $0.0001 (“Common Stock”), constituting approximately 6.53% of the Company’s then outstanding Common Stock, for $7.10 per share (aggregate purchase price: approximately $10 million) and a warrant to acquire 3,000,000 shares of Common Stock at an exercise price of $10.00 per share. The shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Regulation D. The net proceeds from the offering have been added to working capital and will be used to fund the Company’s ongoing operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 17, 2001, at the Annual Meeting of the Company's Shareholders, the shareholders approved each of the proposals set forth in the Company's Proxy Statement dated April 16, 2001, briefly described below:

(i)          The shareholders were requested to elect the following individuals to the Board of Directors:

Nominee	For	Withheld

Denis R. Burger, Ph.D.	15,090,299	116,115
Patrick L. Iversen, Ph.D.	15,127,437	78,977
Nick Bunick	15,023,685	182,729
Bruce L.A. Carter, Ph.D.	15,126,082	80,332
John W. Fara, Ph.D.	15,127,337	79,077

The foregoing directors were approved.

(ii)         The shareholders were asked to approve the selection of Arthur Andersen LLP as the Company's independent auditors.  The proposal was approved by the shareholders, as 15,162,727 votes were cast for the proposal, 14,295 votes were against, and 29,392 votes abstained.

Item 5.  Other Information

EXELIXIS AGREEMENT

In April 2000, the Company entered into an alliance with Exelixis Inc. for functional genomics and antisense drug development. Under the terms of the agreement, Exelixis will apply its expertise in genetic model systems to discover, validate and screen novel targets suitable for inhibition by antisense therapeutics.  We will design and synthesize NeuGene morpholinos for use as drugs and conduct preclinical and clinical studies on antisense drug candidates arising from the collaboration.  The two companies will jointly own, and Exelixis has an option to co-develop with us, certain antisense products that arise from the alliance.

MEDTRONIC AGREEMENTS

In June 2001, we entered into a License and Development Agreement ("License Agreement") with Medtronic, Inc. ("Medtronic") wherein Medtronic received exclusive rights for certain antisense compounds, for use in conjunction with medical devices, to combat vascular disease. The Medtronic relationship was initially reported in a Form 8-K filed with the SEC on June 6, 2001 (reporting date of May 22, 2001) with additional information reported in a Form 8-K filed on July 2, 2001. Under the agreement, the Company received a $10 million equity investment from Medtronic, and could receive other milestone payments, option elections, and warrant exercises. The proposed commercial applications and sale of the technology by Medtronic are subject to further product development, certain clinical testing and trials, governmental approvals (including Federal Drug Administration approval for United States sales) and other action which could take several years. Upon the occurence of certain events specified in the License and Development Agreement, the Company is entitled to certain fixed payments; and, upon commercial exploitation of the licensed technology, the Company is entitled to certain percentage royalty payments. There is no assurance the milestones will be met or that the licensed technology will be commercially exploited and royalties received.

As previously reported, the Company issued to Medtronic Asset Management, Inc. (“MAMI”), a wholly-owned subsidiary of Medtronic, 1,408,451 shares of its Common Stock, par value $0.0001 (“Common Stock”), constituting approximately 6.53% of the Company’s then outstanding Common Stock, for $7.10 per share (aggregate purchase price: approximately $10 million) and a warrant to acquire 3,000,000 shares of Common Stock at an exercise price of $10.00 per share ("Medtronic Warrant").  The Investment Agreement between the Company and MAMI provides for additional purchases by MAMI of up to $10,000,000 of AVI Common Stock subject to the achievement of certain milestones and the receipt of certain governmental and regulatory approvals.  352,113 shares of Common Stock will be issued at a price of $7.10 per share (aggregate purchase price: approximately $2.5 million) upon the first milestone being met or waived and any required governmental or shareholder approvals, if any.

OFFICE LEASE

On May 8, 2001, the Company entered a new office lease for its approximate 2,543 square foot executive office space at One SW Columbia, Suite 1105, Portland, OR 97258. The prior lease expired July 31, 2001 and the new lease covers the period August 1, 2001 through July 31, 2004. The space is believed to be adequate for the Company’s needs for executive office space for the foreseeable future.

Item 6.  Exhibits and Reports on Form 8–K

(a)	Exhibits: The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.33	Employment Agreement with Mark M. Webber dated May 11, 2000.
10.34	Employment Agreement with David H. Mason, Jr. dated November 1, 2000.
10.35	Lease Agreement with Spieker Partners, LP dated May 8, 2001.
10.36*	Investment Agreement dated May 22, 2001 between the Company and Medtronic Asset Management, Inc.
10.37	Warrant dated June 20, 2001 issued to Medtronic Asset Management, Inc.
10.38	Registration Rights Agreement dated June 20, 2001 between the Company and Medtronic Asset Management, Inc.
10.39*	License and Development Agreement dated June 20, 2001 between the Company and Medtronic, Inc.
10.40*	Supply Agreement dated June 20, 2001 between the Company and Medtronic, Inc.

*	A Confidential Treatment Request for certain information in this document has been filed with the Securities and Exchange Commission. The information for which treatment has been sought has been deleted from such exhibit and the deleted text replaced by an asterisk (*).

(b)	Form 8-K: The following reports on Form 8-K were filed during the calendar quarter ended June 30, 2001:

i.	A Form 8-K was filed with the SEC on June 7, 2001 (reporting date of May 22, 2001) regarding the Medtronic transaction.
ii.	A Form 8-K was filed with the SEC on July 2, 2001 (reporting date of June 22, 2001) also related to the Medtronic transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.

Denis R. Burger, Ph.D.
Chief Executive Officer
and Chairman (of the Board of Directors)
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER

Mark M. Webber
Chief Financial Officer
(Principal Financial and Accounting Officer)