Form 10-Q/A
period 2001-06-30
AVI BIOPHARMA INC
filed 2002-04-23
CIK 873303

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value (Class)	23,114,399 (Outstanding at July 31, 2001)

AVI BioPharma, Inc.
FORM 10-Q
INDEX

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits: The following revised exhibits are filed herewith and this list is intended to constitute the exhibit index:
	10.36*	Investment Agreement dated May 22, 2001 between the Company and Medtronic Asset Management, Inc.
	10.39*	License and Development Agreement dated June 20, 2001 between the Company and Medtronic, Inc.
	10.40*	Supply Agreement dated June 20, 2001 between the Company and Medtronic, Inc.

A Confidential Treatment Request for certain information in this document has been filed with the Securities and Exchange Commission ("SEC"). Based on discussions with the SEC staff, the information for which confidential treatment has been sought has been revised with less information deleted. The exhibit is being refiled and the revised deleted text replaced by an (*).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment too the report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2002	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER Denis R. Burger, Ph.D. Chief Executive Officer and Chairman (of the Board of Directors) (Principal Executive Officer)

	By:	/s/ MARK M. WEBBER Mark M. Webber Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

AVI BioPharma, Inc. FORM 10-Q INDEX
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES