Form 10-Q
period 2002-03-31
AVI BIOPHARMA INC
filed 2002-05-14
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ☒                    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	26,324,613
(Class)	(Outstanding at May 10, 2002)

AVI BioPharma, Inc.

FORM 10-Q

AVI BioPharma, Inc.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2002	December 31, 2001

Assets
Current Assets:
Cash and cash equivalents	$29,885,643	$11,069,451
Short-term securities-available-for-sale	7,939,685	14,527,670
Related party receivables	—	1,715,032
Other current assets	276,046	198,923
Total Current Assets	38,101,374	27,511,076

Property and Equipment, net of accumulated depreciation and amortization of $3,162,363 and $2,941,458	5,525,914	4,897,788
Patent Costs, net of accumulated amortization of $585,115 and $694,193	1,479,989	1,376,402
Other Assets	29,847	29,847
Total Assets	$45,137,124	$33,815,113

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,248,305	$2,772,434
Accrued employee compensation	471,548	508,632
Total Current Liabilities	4,719,853	3,281,066

Shareholders’ Equity:
Preferred stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; 26,320,913 and 23,222,558 issued and outstanding	2,632	2,322
Additional paid-in capital	138,302,391	116,711,776
Accumulated other comprehensive income (loss)	(2,852,652)	1,038,956
Deficit accumulated during the development stage	(95,035,100)	(87,219,007)
Total Shareholders’ Equity	40,417,271	30,534,047
Total Liabilities and Shareholders’ Equity	$45,137,124	$33,815,113

The accompanying notes are an integral part of these statements

AVI BioPharma, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended March 31,		July 22, 1980 (Inception) to March 31, 2002
	2002	2001

Revenues, from license fees, grants and
research contracts	$237,695	$15,980	$3,082,352

Operating expenses:
Research and development	7,049,120	2,592,615	53,795,984
General and administrative	1,084,519	964,131	15,911,306
Acquired in-process research and development	—	—	19,545,028
	8,133,639	3,556,746	89,252,318

Other income (loss):
Interest income, net	79,851	362,056	3,561,204
Realized gain on sale of short-term securities	—	—	96,750
Write-down of short-term securities— available-for-sale	—	—	(12,523,088)
	79,851	362,056	(8,865,134)

Net loss	$(7,816,093)	$(3,178,710)	$(95,035,100)

Net loss per share — basic and diluted	$(0.33)	$(0.15)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	23,442,127	21,529,674

The accompanying notes are an integral part of these statements

AVI BioPharma, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period July 22, 1980 (Inception) to March 31, 2002

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,816,093)	$(3,178,710)	$(95,035,100)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	265,964	93,052	4,292,464
Realized gain on sale of short-term investments — available for sale	—	—	(96,750)
Write-down of short-term securities-available-for-sale	—	—	12,523,088
Compensation expense on issuance of common stock and partnership units	—	—	371,992
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	—	—	682,353
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	1,637,909	280,974	(276,046)
Other assets	—	—	(29,847)
Net increase in accounts payable and accrued employee compensation	1,438,787	15,009	4,839,853
Net cash used in operating activities	(4,473,433)	(2,789,675)	(53,175,105)

Cash flows from investing activities:
Proceeds from sale or redemption of short-term investments	—	—	247,750
Purchase of property and equipment	(849,090)	(1,019,686)	(8,821,568)
Patent costs	(148,587)	(94,232)	(2,226,799)
Purchase of marketable securities	—	—	(8,114,802)
Sale of marketable securities	2,696,377	—	2,696,377
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	1,698,700	(1,113,918)	(18,596,658)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	21,590,925	6,816	102,042,843
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	21,590,925	6,816	101,657,406

Increase (decrease) in cash and cash equivalents	18,816,192	(3,896,777)	29,885,643

Cash and cash equivalents:
Beginning of period	11,069,451	25,898,513	—
End of period	$29,885,643	$22,001,736	$29,885,643

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities-available-for-sale received in connection with the private offering, related party	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities— available-for-sale	$(3,891,608)	$(1,595,380)	$(2,852,652)
Issuance of common stock and warrants for services	$—	$240,000	$370,000

The accompanying notes are an integral part of these statements.

AVI BioPharma, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month periods ended March 31, 2002 and 2001 and the financial information as of March 31, 2002 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2001 is derived from AVI BioPharma, Inc.’s (the Company’s) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended March 31,	2002	2001
Net loss	$(7,816,093)	$(3,178,710)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	23,442,127	21,529,674
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	23,442,127	21,529,674
Net loss per share — basic and diluted	$(0.33)	$(0.15)

*  The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended March 31,	2002	2001
Warrants and stock options	13,747,412	10,262,823

Note 3.  Private Equity Financing

On March 25, 2002, the Company closed a private equity financing for net proceeds of $21,379,500 with several institutional investors. The Company sold 3,070,671 shares of common stock at $7.50 per share. Investors also received a warrant for the purchase of 614,139 common shares for $10.50 per share. These warrants are immediately exercisable and expire in March 2006.

Item 2.  Management’s Discussion and Analysis

Forward-Looking Information

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, future capital needs, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company’s Securities and Exchange Commission filings.

Overview

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of March 31, 2002, the Company’s accumulated deficit was $95,035,100.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $237,695 in the first quarter of 2002 from $15,980 in the first quarter of 2001, primarily due to increases in grants and research contract revenues in 2002.

Operating expenses increased to $8,133,639 in the first quarter of 2002 from $3,556,746 in the first quarter of 2001 due to increases in research and development and regulatory affairs staffing and increased expenses associated with outside collaborations and pre-clinical and clinical testing of the Company’s technologies which increased to $7,049,120 in 2002 from $2,592,615 in 2001. Approximately $4,000,000 of this increase was due to outside contractor GMP manufacturing costs of NEUGENES® for Phase III clinical trials and potential commercial launch of the Resten-NG™ product. Additionally, general and administrative costs increased to $1,084,519 in 2002 from $964,131 in 2001 to support the research expansion, and to continue to broaden the Company’s investor and public relations efforts. Net interest income decreased to $79,851 in 2002 from $362,056 in 2001 due to reductions in market interest rates and earnings on decreased cash balances.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term securities were $37,825,328 at March 31, 2002, compared with $25,597,121 at December 31, 2001. The increase of $12,228,207 was due primarily to the receipt of $21,379,500 in net proceeds from a private equity financing and $211,425 from the exercise of options and warrants, offset by $4,473,433 used in operations and $997,677 used for purchases of property and equipment and patent related costs. This private equity financing with several institutional investors closed on March 25, 2002. The Company sold 3,070,671 shares of common stock at $7.50 per share. Investors also received a warrant for the purchase of 614,139 common shares for $10.50 per share. These warrants are immediately exercisable and expire in March 2006. Our short-term securities represent investments in commercial paper, notes and common stock. The Company’s investment in common stock is in SuperGen, Inc. with a fair market value of $2,521,260 at March 31, 2002, compared with $6,412,868 at December 31, 2001. SuperGen, Inc.’s common stock has historically been volatile and accordingly the actual proceeds we could realize from this investment, if liquidated, may vary widely.

The Company’s future expenditures and capital requirements depend on numerous factors, most of which are difficult to project beyond the short term, including without limitation, the progress of its research and development programs, the progress of its pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, its ability to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of its products. The Company’s cash requirements are expected to continue to increase each year as the Company expands its activities and operations. There can be no assurance, however, that the Company will ever be able to generate product revenues or achieve or sustain profitability.

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2002, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $20 million. That number could increase if the Company undertakes additional collaborative efforts. The Company’s expenditures for 2003 are expected to be greater than or equal to the 2002 estimate. Estimated expenditures include amounts necessary to fulfill its obligations under its various collaborative, research and licensing agreements.

The Company expects that its cash requirements for at least the next twelve months will be satisfied by existing cash resources. Absent significant new product revenues or partnering arrangements in the next twelve months, the Company may consider raising additional capital through private or public offerings of its securities, as the Company currently has no credit facility, nor does it intend to seek one. The Company, at this time, cannot predict whether such a financing would be dilutive to existing investors.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to valuation of investments and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

1. On March 5, 2002, the Company extended the expiration date of its AVIIW and AVIIZ warrants.

                    a. AVIIW Warrants. On March 5, 2002, the Company had outstanding warrants to purchase 2,357,500 shares of its Common Stock issued in the Company’s initial public offering (“IPO”) and that are traded on the Nasdaq National Market under the symbol, “AVIIW” with an exercise price of $13.50. Additional AVIIW warrants to purchase another 142,500 shares of the Company’s Common Stock could be issued upon the exercise of certain Representatives’ Warrants issued in the IPO. The original expiration for all AVIIW warrants, including those that could be acquired upon exercise of the Representatives’ Warrants, was extended from June 3, 2002  to September 3, 2002. Except for the change in the final expiration date of these warrants, the terms and conditions of such warrants, including the exercise price, remain unchanged.

                    b. AVIIZ Warrants. On March 5, 2002, the Company had outstanding warrants to purchase 2,116,834 shares of its Common Stock issued in connection with the Company’s acquisition of Immunotherapy Corporation and that are traded on the Nasdaq National Market under the symbol, “AVIIZ” with an exercise price of $13.50. The original expiration for all AVIIZ warrants was extended from May 15, 2003 to August 15, 2003. Except for the change in the final expiration date of these warrants, the terms and conditions of such warrants, including the exercise price, remain unchanged.

2. On March 25, 2002, with a supplemental closing on March 26, 2002, the Company closed a private equity financing for net proceeds of $21,379,500 with several institutional investors. The Company sold 3,070,671 shares of common stock at $7.50 per share. Investors also received a warrant for the purchase of 614,139 common shares for $10.50 per share. The securities were issued pursuant to the exemptions from registration under federal securities law contained in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission for an “accredited” investor only offerings and under various exemptions from registration under state securities laws for private placements and Nasdaq National Market securities. The Company has agreed to register these securities for resale and, to that end, filed a Registration Statement on Form S-3 on April 23, 2002. The registration statement is not effective at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibit filed as a part of this report is listed below and this list constitutes the exhibit index.

The Company did not file any Exhibits during the quarter ended March 31, 2002.

(b) Form 8-K: The following reports on Form 8-K were filed during the calendar quarter ended March 31, 2002:

1.  A Form 8-K was filed March 5, 2002 reporting, effective that date, the extension of the expiration date of the Company’s AVIIW warrants to September 3, 2002 and the extension of the expiration date of the Company’s AVIIZ warrants to August 15, 2002.

2.  A Form 8-K was filed March 12, 2002 containing the Company’s press release, issued that date, covering the Company’s financial results for the calendar quarter and year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2002	AVI BIOPHARMA, INC.

		By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer and Chairman
(of the Board of Directors)
(Principal Executive Officer)

		By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information
Officer
(Principal Financial and Accounting Officer)