Form 10-Q/A
period 2002-03-31
AVI BIOPHARMA INC
filed 2002-07-08
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

AVI BioPharma, Inc.

FORM 10-Q/A

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$29,885,643	$11,069,451
Short-term securities—available-for-sale	7,939,685	14,527,670
Related party receivables	—	1,715,032
Other current assets	276,046	198,923
Total Current Assets	38,101,374	27,511,076

Property and Equipment, net of accumulated depreciation and amortization of $3,162,363 and $2,941,458	5,525,914	4,897,788
Patent Costs, net of accumulated amortization of $585,115 and $694,193	1,479,989	1,376,402
Other Assets	29,847	29,847
Total Assets	$45,137,124	$33,815,113

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,248,305	$2,772,434
Accrued employee compensation	471,548	508,632
Total Current Liabilities	4,719,853	3,281,066

Shareholders’ Equity:
Preferred stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; 26,320,913 and 23,222,558 issued and outstanding	2,632	2,322
Additional paid-in capital	138,302,391	116,711,776
Accumulated other comprehensive income (loss)	(2,852,652)	1,038,956
Deficit accumulated during the development stage	(95,035,100)	(87,219,007)
Total Shareholders’ Equity	40,417,271	30,534,047
Total Liabilities and Shareholders’ Equity	$45,137,124	$33,815,113

The accompanying notes are an integral part of these balance sheets.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			July 22, 1980
	Three months ended March 31,		(Inception) to
	2002	2001	March 31, 2002

Revenues, from license fees, grants and research contracts	$237,695	$15,980	$3,082,352

Operating expenses:
Research and development	7,049,120	2,592,615	53,795,984
General and administrative	1,084,519	964,131	15,911,306
Acquired in-process research and development	—	—	19,545,028
	8,133,639	3,556,746	89,252,318

Other income (loss):
Interest income, net	79,851	362,056	3,561,204
Realized gain on sale of short-term securities	—	—	96,750
Write-down of short-term securities-available-for-sale	—	—	(12,523,088)
	79,851	362,056	(8,865,134)

Net loss	$(7,816,093)	$(3,178,710)	$(95,035,100)

Net loss per share — basic and diluted	$(0.33)	$(0.15)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	23,442,127	21,529,674

The accompanying notes are an integral part of these statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			July 22, 1980
	Three months ended March 31,		(Inception) to
	2002	2001	March 31, 2002
Cash flows from operating activities:
Net loss	$(7,816,093)	$(3,178,710)	$(95,035,100)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	265,964	93,052	4,292,464
Realized gain on sale of short-term investments — available for sale	—	—	(96,750)
Write-down of short-term securities — available-for-sale	—	—	12,523,088
Compensation expense on issuance of common stock and partnership units	—	—	371,992
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	—	—	682,353
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	1,637,909	280,974	(276,046)
Other assets	—	—	(29,847)
Net increase in accounts payable and accrued employee compensation	1,438,787	15,009	4,839,853
Net cash used in operating activities	(4,473,433)	(2,789,675)	(53,175,105)

Cash flows from investing activities:
Proceeds from sale or redemption of short-term investments	—	—	247,750
Purchase of property and equipment	(849,090)	(1,019,686)	(8,821,568)
Patent costs	(148,587)	(94,232)	(2,226,799)
Purchase of marketable securities	—	—	(8,114,802)
Sale of marketable securities	2,696,377	—	2,696,377
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	1,698,700	(1,113,918)	(18,596,658)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	21,590,925	6,816	102,042,843
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	21,590,925	6,816	101,657,406

Increase (decrease) in cash and cash equivalents	18,816,192	(3,896,777)	29,885,643

Cash and cash equivalents:
Beginning of period	11,069,451	25,898,513	—
End of period	$29,885,643	$22,001,736	$29,885,643

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities-available-for-sale received in connection with the private offering, related party	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities-available-for-sale	$(3,891,608)	$(1,595,380)	$(2,852,652)
Issuance of common stock and warrants for services	$—	$240,000	$370,000

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

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term securities were $37,825,328 at March 31, 2002, compared with $25,597,121 at December 31, 2001. The increase of $12,228,207 was due primarily to the receipt of $21,379,500 in net proceeds from a private equity financing and $211,425 from the exercise of options and warrants, offset by $4,473,433 used in operations and $997,677 used for purchases of property and equipment and patent related costs. This private equity financing with several institutional investors closed on March 25, 2002. The Company sold 3,070,671 shares of common stock at $7.50 per share. Investors also received a warrant for the purchase of 614,139 common shares for $10.50 per share. These warrants are immediately exercisable and expire in March 2006. Our short-term securities represent investments in commercial paper, notes and common stock. The Company’s investment in common stock is in SuperGen, Inc. with a fair market value of $2,521,260 at March 31, 2002, compared with $6,412,868 at December 31, 2001. For the quarter ended September 30, 2001 the Company recorded a write-down of $12,523,088 for an other than temporary impairment on the value of the SuperGen investment in accordance with generally accepted accounting principles. Subsequent to the write-down, the fair market value of the SuperGen investment exceeded its new cost basis for approximately two months before declining again to below the new cost basis during mid-January 2002. The December 31, 2001 fair market value of the SuperGen investment exceeded the Company’s cost basis for this security by $1,038,956, while the March 31, 2002 fair market value is below the Company’s cost basis for this security by $2,852,652. The Company reviews the fair market value of its short-term securities in relation its cost basis of the securities at each balance sheet date. If a decline in fair market value below the cost basis is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. In accordance with SEC guidance, if the fair market value of a security continuously remains below cost for a period of six months, absent compelling evidence to the contrary, the Company will record an impairment charge.

The Company intends to hold its SuperGen investment for the long term, because due to the Company’s liquidity position, management does not foresee the need to liquidate this investment in the near future. The market for small cap biotechnology stocks has been particularly poor during the first quarter of 2002, resulting in significantly decreased fair market values for many, if not most, small cap biotechnology stocks, including that of SuperGen. At March 31, 2002 however, SuperGen’s liquidity position appears strong, and a number of benchmarks appear achievable in the near-term. Accordingly, the Company considers the unrealized loss on its SuperGen investment at that date to be temporary. The Company will review the fair market value of its SuperGen common stock at June 30, 2002. Absent an increase in fair market value of the SuperGen common stock to a level above the Company’s cost basis, or absent other compelling evidence to the contrary, the Company will record a write-down to the estimated fair market value of its SuperGen investment due to the other than temporary nature of the decline, in accordance with the Company’s accounting policies and applicable authoritative pronouncements and guidance.

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

Date:	July 8, 2002	AVI BIOPHARMA, INC.

		By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer and Chairman
(of the Board of Directors)
(Principal Executive Officer)

		By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information
Officer
(Principal Financial and Accounting Officer)