Form 10-Q
period 2002-06-30
AVI BIOPHARMA INC
filed 2002-08-14
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒                    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	26,442,711
(Class)	(Outstanding at July 31, 2002)

AVI BioPharma, Inc.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,445,102	$11,069,451
Short-term securities — available-for-sale	16,234,538	14,527,670
Related party receivables	501,107	1,715,032
Other current assets	84,829	198,923
Total Current Assets	30,265,576	27,511,076

Property and Equipment, net of accumulated depreciation and amortization of $3,448,685 and $2,941,458	5,667,841	4,897,788
Patent Costs, net of accumulated amortization of $638,615 and $694,193	1,568,441	1,376,402
Other Assets	29,847	29,847
Total Assets	$37,531,705	$33,815,113

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$3,553,066	$2,772,434
Accrued employee compensation	402,349	508,632
Total Current Liabilities	3,955,415	3,281,066

Shareholders’ Equity:
Preferred stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; 26,442,711 and 23,222,558 issued and outstanding	2,644	2,322
Additional paid-in capital	138,691,885	116,711,776
Accumulated other comprehensive income	414,720	1,038,956
Deficit accumulated during the development stage	(105,532,959)	(87,219,007)
Total Shareholders’ Equity	33,576,290	30,534,047
Total Liabilities and Shareholders’ Equity	$37,531,705	$33,815,113

The accompanying notes are an integral part of these balance sheets.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,		July 22, 1980 (Inception) to
	2002	2001	2002	2001	June 30, 2002

Revenues, from license fees, grants and research contracts	$197,691	$87,264	$435,386	$103,244	$3,280,043

Operating expenses:
Research and development	7,224,095	3,162,667	14,273,215	5,755,282	61,020,079
General and administrative	895,706	709,527	1,980,225	1,673,658	16,807,012
Acquired in-process research and development	—	—	—	—	19,545,028
	8,119,801	3,872,194	16,253,440	7,428,940	97,372,119

Other income (loss):
Interest income, net	111,207	238,915	191,058	600,971	3,672,411
Realized gain on sale of short-term securities	—	—	—	—	96,750
Write-down of short-term securities — available-for-sale	(2,686,956)	—	(2,686,956)	—	(15,210,044)
	(2,575,749)	238,915	(2,495,898)	600,971	(11,440,883)

Net loss	$(10,497,859)	$(3,546,015)	$(18,313,952)	$(6,724,725)	$(105,532,959)

Net loss per share - basic and diluted	$(0.40)	$(0.16)	$(0.74)	$(0.31)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	26,353,017	21,785,140	24,905,613	21,658,113

The accompanying notes are an integral part of these statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		For the Period July 22, 1980 (Inception) to
	2002	2001	June 30, 2002
Cash flows from operating activities:
Net loss	$(18,313,952)	$(6,724,725)	$(105,532,959)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	606,379	202,904	4,632,879
Realized gain on sale of short-term investments - available for sale	—	—	(96,750)
Write-down of short-term securities — available-for-sale	2,686,956		15,210,044
Compensation expense on issuance of common stock and partnership units	303,000	—	674,992
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	—	—	682,353
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	1,328,019	258,052	(585,936)
Other assets	—	—	(29,847)
Net increase in accounts payable and accrued employee compensation	674,349	11,366	4,075,415
Net cash used in operating activities	(12,715,249)	(6,252,403)	(61,416,921)

Cash flows from investing activities:
Proceeds from sale or redemption of short-term investments	—	—	247,750
Purchase of property and equipment	(1,277,932)	(1,525,117)	(9,250,410)
Patent costs	(290,539)	(233,206)	(2,368,751)
Purchase of marketable securities	(10,227,992)		(18,342,794)
Sale of marketable securities	5,209,932		5,209,932
Acquisition costs	—	—	(2,377,616)
Net cash used in investing activities	(6,586,531)	(1,758,323)	(26,881,889)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	21,677,431	10,244,578	102,129,349
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	21,677,431	10,244,578	101,743,912

Increase in cash and cash equivalents	2,375,651	2,233,852	13,445,102

Cash and cash equivalents:
Beginning of period	11,069,451	25,898,513	—
End of period	$13,445,102	$28,132,365	$13,445,102

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities — available-for-sale received in connection with the private offering, related party	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities — available-for-sale	$(624,236)	$382,891	$414,720
Issuance of common stock and warrants for services	303,000	$490,000	$673,000

The accompanying notes are an integral part of these statements.

AVI BioPharma, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2002 and 2001 and the financial information as of June 30, 2002 are unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2001 is derived from AVI BioPharma, Inc.’s (the Company’s) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended June 30,	2002	2001
Net loss	$(10,497,859)	$(3,546,015)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	26,353,017	21,785,140
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	26,353,017	21,785,140
Net loss per share — basic and diluted	$(0.40)	$(0.16)

Six Months Ended June 30,	2002	2001
Net loss	$(18,313,952)	$(6,724,725)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	24,905,613	21,658,113
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	24,905,613	21,658,113
Net loss per share — basic and diluted	$(0.74)	$(0.31)

*   The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended June 30,	2002	2001
Warrants and stock options	13,534,678	13,225,086

Six Months Ended June 30,	2002	2001
Warrants and stock options	13,534,678	13,225,086

Note 3.  Comprehensive Income and securities available for sale

The Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income.  Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. SFAS No. 130 became effective during 1998. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on short-term securities—available-for-sale. The Company accounts for its short-term securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). In the second quarter of 2002, the Company recorded a non-cash write-down of $2,686,956 on its SuperGen investment, which is included in short-term securities—available-for-sale due to an other than temporary impairment in accordance with generally accepted accounting principles. This write-down had the effect of writing the SuperGen investment down to $6 per share, the approximate recent monthly trading average for this security. The Company continues to classify its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value, which was above cost by $414,720 at June 30, 2002. The unrealized difference between the cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. These short-term securities represent investments in commercial paper, notes and common stock. The Company’s investment in common stock is in SuperGen, Inc., a related party, with a fair market value of $3,251,217 at June 30, 2002. The following table sets forth the calculation of comprehensive income for the periods indicated:

Three Months Ended June 30,

Six Months Ended June 30,

	2002	2001	2002	2001
Net loss	$(10,497,859)	$(3,546,015)	$(18,313,952)	$(6,724,725)
Write-down of short-term securities	2,686,956	—	2,686,956	—
Unrealized gain (loss) on short-term securities	580,416	1,978,271	(3,311,192)	382,891

Total comprehensive loss	$(7,230,487)	$(1,567,744)	$(18,938,188)	$(6,341,834)

Note 4.  Related Party Transactions

In June 2002, the Company loaned the chief executive officer of AVI $500,000. The term of the loan is one year. The loan is secured by the chief executive officer’s stock in AVI.  Interest will accrue at the rate of 4.75%.

Note 5. Recent Accounting Pronouncements

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

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which will be effective beginning fiscal year 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 will be effective beginning in fiscal 2002. The adoption of SFAS Nos. 143 and 144 will not have a significant impact on the Company’s financial condition or results of operations.

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

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

Overview

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of June 30, 2002, the Company’s accumulated deficit was $105,532,959.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $197,691 in the second quarter of 2002 from $87,264 in the second quarter of 2001. Revenues, from license fees, grants and research contracts, increased to $435,386 for the six months ended June 30, 2002 from $103,244 for the comparable period of 2001, primarily due to increases in grants and research contract revenues in 2002.

Operating expenses increased by $4,247,607 to $8,119,801 in the second quarter of 2002 from $3,872,194 in the second quarter of 2001 and by $8,824,500 to $16,253,440 for the six months ended June 30, 2002 from $7,428,940 for the comparable period of 2001 due to increases in research and development and regulatory affairs staffing and increased expenses associated with outside collaborations and pre-clinical and clinical testing of the Company’s technologies which increased by $4,061,428 to $7,224,095 in the second quarter of 2002 from $3,162,667 in the second quarter of 2001 and by $8,517,933 to $14,273,215 for the six months ended June 30, 2002 from $5,755,282 for the comparable period of 2001. Approximately $4,000,000 of this increase in the second quarter of 2002 and approximately $8,000,000 of this increase for the six months ended June 30, 2002 was due to outside contractor GMP manufacturing costs of NEUGENES® for Phase III clinical trials and potential commercial launch of the Resten-NG™ product. The Company expects to move NEUGENE® manufacturing in-house to the Company’s recently completed GMP manufacturing facility, substantially reducing such manufacturing costs. Additionally, general and administrative costs increased to $895,706 in the second quarter of 2002 from $709,527 in the second quarter of 2001 and to $1,980,225 for the six months ended June 30, 2002 from $1,673,658 for the comparable period in 2001 to support the research expansion, and to continue to broaden the Company’s investor and public relations efforts. Net interest income decreased to $111,207 in the second quarter of 2002 from $238,915 in the second quarter of 2001 and to $191,058 for the six months ended June 30, 2002 from $600,971 for the comparable period in 2001 due to reductions in market interest rates, which were offset slightly by earnings on increased cash balances. In the second quarter of 2002, the Company recorded a non-cash write-down of $2,686,956 on short-term securities—available-for-sale that had an other than temporary impairment in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term securities were $29,679,640 at June 30, 2002, compared with $25,597,121 at December 31, 2001. The increase of $4,082,519 was due primarily to the receipt of $21,355,220 in net proceeds from a private equity financing and $322,211 from the exercise of options and warrants, offset by $12,715,249 used in operations and $1,568,471 used for purchases of property and equipment and patent related costs. This private equity financing with several institutional investors closed on March 25, 2002. The Company sold 3,070,671 shares of common stock at $7.50 per share. Investors also received a warrant for the purchase of 614,139 common shares for $10.50 per share. These warrants are immediately exercisable and expire in March 2006. Our short-term securities represent investments in commercial paper, notes and common stock. The Company’s investment in common stock is in SuperGen, Inc. with a fair market value of $3,251,217 at June 30, 2002, compared with $6,412,868 at December 31, 2001. For the quarter ended June 30, 2002 the Company recorded a write-down of $2,686,956 for an other than temporary impairment on the value of the SuperGen investment in accordance with generally accepted accounting principles. The June 30, 2002 fair market value of the SuperGen investment exceeded the Company’s cost basis for this security by $564,261. The Company reviews the fair market value of its short-term securities in relation its cost basis of the securities at each balance sheet date. If a decline in fair market value below the cost basis is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. In accordance with SEC guidance, if the fair market value of a security continuously remains below cost for a period of six months, absent compelling evidence to the contrary, the Company will record an impairment charge.

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

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts.  For 2002, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $25 million, an increase from earlier estimated operating expenditures of $20 million for 2002, such increase being principally due to higher than estimated short term outside manufacturing costs for NEUGENES® for Phase III clinical trials and potential commercial launch of the Resten-NG™ product. That number could increase if the Company undertakes additional collaborative efforts. The Company’s expenditures for 2003 are expected to be less than or equal to the 2002 estimate. Estimated expenditures include amounts necessary to fulfill its obligations under its various collaborative, research and licensing agreements.

The Company expects that its cash requirements for the next twelve months will be satisfied by existing cash resources. Absent significant new product revenues or partnering arrangements in the next twelve months, the Company may consider raising additional capital through private or public offerings of its securities, as the Company currently has no credit facility, nor does it intend to seek one. The Company, at this time, cannot predict whether such a financing would be dilutive to existing investors.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s critical accounting policies and estimates are consistent with the disclosure in the Company’s Form 10-K.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2002, at the Annual Meeting of the Company’s Shareholders (“Annual Meeting”), the shareholders approved each of the proposals set forth in the Company’s Proxy Statement dated April 11, 2002, briefly described below:

(i)            The shareholders were requested to elect and elected the following individuals to the Board of Directors:

Nominees	For	Withheld/Against

James B. Hicks, Ph.D.	20,869,604	655,057
Joseph Rubinfeld, Ph.D.	20,804,939	719,722
Alan P. Timmins	20,719,559	805,102
Dwight D. Weller, Ph.D.	20,795,260	729,401

Besides the foregoing directors, the following directors whose term expires in 2003, continued as directors following the Annual Meeting: Nick Bunick, Denis Burger, Ph.D, Bruce Carter, Ph.D, John Fara, Ph.D, and Pat Iversen, PhD.  At the Company’s Annual Board Meeting immediately following the Annual Meeting, Nick Bunick resigned as a director and Andrew J. Ferrara was elected to complete his term as a director. See Amended Auditors 8-K referenced in Item 6 of this report for more information.

(ii)           The shareholders were asked to approve the selection of Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors. The proposal was approved by the shareholders, as 19,781,997 votes were cast for the proposal, 1,585,275 votes were against, 157,389 votes abstained and 1,720,878 votes were not voted.  Subsequent to the Annual Meeting, the Company’s Board of Directors dismissed Andersen as the Company’s independent auditors and retained KPMG LLP as the Company’s independent auditors.  See Amended Auditors 8-K referenced in Item 6 of this report for more information.

(iii)          The shareholders were asked to approve the adoption of the Company’s 2002 Equity Incentive Plan. The proposal was approved by the shareholders, as 7,900,881 votes were cast for the proposal, 3,348,293 votes were against, 237,583 votes abstained, 10,037,904 votes were broker non-votes and 1,720,878 votes were not voted.

(iv)          The shareholders were asked to approve an amendment to the Company’s Articles of Incorporation. The proposal was approved by the shareholders, as 9,560,710 votes were cast for the proposal, 1,739,223 votes were against, 186,824 votes abstained, 10,037,904 votes were broker non-votes and 1,720,878 votes were not voted.

Item 6.  Exhibits and Reports on Form 8–K

(a) The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

Exhibit No.	Exhibit Description
3.4	Amendment to Article 2 of the Company's Third Amended and Restated Articles of Incorpration (1)

10.44	AVI BioPharma, Inc. 2002 Equity Incentive Plan (1)

99.1	Certification by the Company’s Chairman and Chief Executive Officer

99.2	Certificate by the Company’s Chief Financial Officer and Chief Information Officer

(b) Form 8-K: The following reports on Form 8-K were filed during the calendar quarter ended June 30, 2002:

1.  A Form 8-K was filed on April 2, 2002 relating to the extension of the expiration dates of the Company’s AVIIW and AVIIZ Warrants.

2.  A Form 8-K was filed on May 22, 2002 relating to the Company’s dismissal of Arthur Andersen LLP as its outside auditors and the retention of KPMG LLP as the Company’s outside auditors (“Auditor’s 8-K”).

3.  A Form 8-K/A was filed on May 31, 2002 amending the Auditor’s 8-K the Company’s dismissal of Arthur Andersen LLP as its outside auditors and the retention of KPMG LLP as the Company’s outside auditors (“May 31st Amendment”).

4.  A Form 8-K/A was filed on June 10, 2002 amending the May 31st Amendment regarding the Company’s dismissal of Arthur Andersen LLP as its outside auditors and the retention of KPMG LLP as the Company’s outside auditors and the addition of Andrew J. Ferrara to the Company’s Board of Directors following Nick Bunick’s resignation as a director (“Amended Auditor’s 8-K”).

(1) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 11, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)