Form 10-Q
period 2002-09-30
AVI BIOPHARMA INC
filed 2002-11-13
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒          No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	26,448,045
(Class)	(Outstanding at October 31, 2002)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,588,881	$11,069,451
Short-term securities-available-for-sale	9,878,147	14,527,670
Related party receivables	507,143	1,715,032
Other current assets	54,987	198,923
Total Current Assets	23,029,158	27,511,076

Property and Equipment, net of accumulated depreciation and amortization of $3,737,600 and $2,941,458	6,051,657	4,897,788
Patent Costs, net of accumulated amortization of $697,615 and $694,193	1,632,340	1,376,402
Other Assets	29,847	29,847
Total Assets	$30,743,002	$33,815,113

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,470,096	$2,772,434
Accrued employee compensation	445,765	508,632
Total Current Liabilities	4,915,861	3,281,066

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 26,448,045 and 23,222,558 issued and outstanding	2,645	2,322
Additional paid-in capital	138,673,867	116,711,776
Accumulated other comprehensive income (loss)	(265,147)	1,038,956
Deficit accumulated during the development stage	(112,584,224)	(87,219,007)
Total Shareholders’ Equity	25,827,141	30,534,047
Total Liabilities and Shareholders’ Equity	$30,743,002	$33,815,113

The accompanying notes are an integral part of these balance sheets.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

					July 22, 1980 (Inception) to September 30, 2002
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenues, from license fees, grants and research contracts	$232,192	$307,549	$667,578	$410,793	$3,512,235

Operating expenses:
Research and development	4,594,023	2,774,979	18,867,238	8,530,261	65,614,102
General and administrative	1,009,299	877,615	2,989,524	2,551,273	17,816,311
Acquired in-process research and development	—	—	—	—	19,545,028
	5,603,322	3,652,594	21,856,762	11,081,534	102,975,441

Other income (loss):
Interest income, net	111,169	271,939	302,227	872,910	3,783,580
Realized gain on sale of short-term securities	—	—	—	—	96,750
Write-down of short-term securities–available-for-sale	(1,791,304)	(12,523,088)	(4,478,260)	(12,523,088)	(17,001,348)
	(1,680,135)	(12,251,149)	(4,176,033)	(11,650,178)	(13,121,018)

Net loss	$(7,051,265)	$(15,596,194)	$(25,365,217)	$(22,320,919)	$(112,584,224)

Net loss per share - basic and diluted	$(0.27)	$(0.67)	$(1.00)	$(1.01)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	26,444,102	23,122,839	25,424,078	22,151,720

The accompanying notes are an integral part of these statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period July 22, 1980 (Inception) to September 30, 2002

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(25,365,217)	$(22,320,919)	$(112,584,224)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	954,294	319,926	4,980,794
Realized gain on sale of short-term investments - available for sale	—	—	(96,750)
Write-down of short-term securities–available-for-sale	4,478,260	12,523,088	17,001,348
Compensation expense on issuance of common stock and partnership units	303,000	—	674,992
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	—	—	682,353
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development (Increase) decrease in:	—	—	19,545,028
Related party receivables and other current assets	1,351,825	340,576	(562,130)
Other assets	—	—	(29,847)
Net increase in accounts payable and accrued employee compensation	1,634,795	(21,162)	5,035,861
Net cash used in operating activities	(16,643,043)	(9,158,491)	(65,344,715)

Cash flows from investing activities:
Proceeds from sale or redemption of short-term investments	—	—	247,750
Purchase of property and equipment	(1,950,663)	(2,356,511)	(9,923,141)
Patent costs	(413,438)	(328,206)	(2,491,650)
Purchase of marketable securities	(11,558,877)	—	(19,673,679)
Sale of marketable securities	10,426,037	—	10,426,037
Acquisition costs	—	—	(2,377,616)
Net cash used in investing activities	(3,496,941)	(2,684,717)	(23,792,299)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	21,659,414	10,557,213	102,111,332
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	21,659,414	10,557,213	101,725,895

Increase (decrease) in cash and cash equivalents	1,519,430	(1,285,995)	12,588,881

Cash and cash equivalents:
Beginning of period	11,069,451	25,898,513	—
End of period	$12,588,881	$24,612,518	$12,588,881

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering, related party	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities–available-for-sale	$(1,304,103)	$9,466,675	$(265,147)
Issuance of common stock and warrants for services	—	$490,000	$490,000

The accompanying notes are an integral part of these statements.

AVI BioPharma, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2002 and 2001 and the financial information as of September 30, 2002 are unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2001 is derived from AVI BioPharma, Inc.’s (the Company’s) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended September 30,	2002	2001
Net loss	$(7,051,265)	$(15,596,194)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	26,444,102	23,122,839
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	26,444,102	23,122,839
Net loss per share - basic and diluted	$(0.27)	$(0.67)

Nine Months Ended September 30,	2002	2001
Net loss	$(25,365,217)	$(22,320,919)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	25,424,078	22,151,720
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	25,424,078	22,151,720
Net loss per share - basic and diluted	$(1.00)	$(1.01)

*       The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended September 30,	2002	2001
Warrants and stock options	14,494,852	13,147,589

Nine Months Ended September 30,	2002	2001
Warrants and stock options	14,494,852	13,147,589

Note 3.  Comprehensive Income and securities available for sale

The Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income.  Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. SFAS No. 130 became effective during 1998. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on short-term securities—available-for-sale. The Company accounts for its short-term securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). In the third quarter of 2002, the Company recorded a non-cash write-down of $1,791,304 on its SuperGen investment, which is included in short-term securities—available-for-sale due to an other than temporary impairment in accordance with generally accepted accounting principles. This write-down had the effect of writing the SuperGen investment down to $2 per share, the approximate recent monthly trading average for this security. The Company continues to classify its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value, which was below cost by $265,147 at September 30, 2002. The unrealized difference between the cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. These short-term securities represent investments in commercial paper, notes and common stock. The Company’s investment in common stock is in SuperGen, Inc., a related party, with a fair market value of $774,739 at September 30, 2002. The following table sets forth the calculation of comprehensive income for the periods indicated:

Three Months Ended September 30,

Nine Months Ended September 30,

	2002	2001	2002	2001
Net loss	$(7,051,265)	$(15,596,194)	$(25,365,217)	$(22,320,919)
Write-down of short-term securities	1,791,304	12,523,088	4,478,260	12,523,088
Unrealized gain (loss) on short-term securities	(2,471,171)	(3,439,303)	(5,782,363)	(3,056,413)

Total comprehensive loss	$(7,731,132)	$(6,512,409)	$(26,669,320)	$(12,854,244)

Note 4.  Related Party Transactions

In June 2002, the Company loaned the chief executive officer of AVI $500,000. The term of the loan is one year. The loan is secured by the chief executive officer’s stock in AVI. Interest on the loan accrues at the rate of 4.75% per annum.  This loan was made prior to the Sarbanes-Oxley Act, which prohibits loans to executives, and therefore is grandfathered in.

Note 5.  Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited on a prospective basis only.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement.  SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001. The adoption of SFAS Nos. 141 and 142 did not have a significant impact on the Company’s financial condition or results of operations.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which will be effective beginning fiscal year 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a significant impact on the Company’s financial conditions or results of operations. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 will be effective beginning in fiscal 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial condition or results of operations.

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

Overview

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 12 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of September 30, 2002, the Company’s accumulated deficit was $112,584,224.

Results of Operations

Revenues, from license fees, grants and research contracts, decreased to $232,192 in the third quarter of 2002 from $307,549 in the third quarter of 2001, primarily due to decreases in grants revenues, partially offset by increases in research contracts revenues. Revenues, from license fees, grants and research contracts, increased to $667,578 for the nine months ended September 30, 2002 from $410,793 for the comparable period of 2001, primarily due to increases in research contracts revenues, partially offset by decreases in grants revenues.

Operating expenses increased by $1,950,728 to $5,603,322 in the third quarter of 2002 from $3,652,594 in the third quarter of 2001 and by $10,775,228 to $21,856,762 for the nine months ended September 30, 2002 from $11,081,534 for the comparable period of 2001 due to increases in research and development and regulatory affairs staffing and increased expenses associated with outside collaborations and pre-clinical and clinical testing of the Company’s technologies which increased by $1,819,044 to $4,594,023 in the third quarter of 2002 from $2,774,979 in the third quarter of 2001 and by $10,336,977 to $18,867,238 for the nine months ended September 30, 2002 from $8,530,261 for the comparable period of 2001. Approximately $2,000,000 of this increase in the third quarter of 2002 and approximately $10,000,000 of this increase for the nine months ended September 30, 2002 was due to outside contractor GMP manufacturing costs of NEUGENES® for Phase III clinical trials and potential commercial launch of the Resten-NG™ product. The Company expects to move NEUGENE® manufacturing in-house to the Company’s recently completed GMP manufacturing facility, substantially reducing such manufacturing costs. Additionally, general and administrative costs increased to $1,009,299 in the third quarter of 2002 from $877,615 in the third quarter of 2001 and to $2,989,524 for the nine months ended September 30, 2002 from $2,551,273 for the comparable period in 2001 to support the research expansion, and to continue to broaden the Company’s investor and public relations efforts. Net interest income decreased to $111,169 in the third quarter of 2002 from $271,939 in the third quarter of 2001 due to reductions in market interest rates and earnings on decreased cash balances. Net interest income decreased to $302,227 for the nine months ended September 30, 2002 from $872,910 for the comparable period in 2001 due to reductions in market interest rates, which were offset slightly by earnings on increased cash balances. In the third quarter of 2002, the Company recorded a non-cash write-down of $1,791,304 on short-term securities—available-for-sale that had an other than temporary impairment in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term securities were $22,467,028 at September 30, 2002, compared with $25,597,121 at December 31, 2001. The decrease of $3,130,093 was due primarily to $16,643,043 used in operations and $2,364,101 used for purchases of property and equipment and patent related costs, offset by the receipt of $21,322,000 in net proceeds from a private equity financing and $337,414 from the exercise of options and warrants. This private equity financing with several institutional investors closed on March 25, 2002. The Company sold 3,070,671 shares of common stock at $7.50 per share. Investors also received a warrant for the purchase of 614,139 common shares for $10.50 per share. These warrants are immediately exercisable and expire in March 2006. Our short-term securities represent investments in commercial paper, notes and common stock. The Company’s investment in common stock is in SuperGen, Inc. with a fair market value of $774,739 at September 30, 2002, compared with $6,412,868 at December 31, 2001. For the quarter ended September 30, 2002 the Company recorded a write-down of $1,791,304 for an other than temporary impairment on the value of the SuperGen investment in accordance with generally accepted accounting principles. The fair market value of the SuperGen investment was below cost by $120,913 at September 30, 2002. The Company reviews the fair market value of its short-term securities in relation its cost basis of the securities at each balance sheet date. If a decline in fair market value below the cost basis is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer, the President and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

(a) The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

Exhibit No.	Exhibit Description
99.1	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 7, 2002 covering the extension on August 1, 2002 of the expiration date for the Company’s AVIIW Warrants from September 3, 2002 to August 15, 2003.  Except for the extension of the expiration date to August 15, 2003, there were no other changes in the terms and conditions of the AVIIW Warrants.

No other Current Reports were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Denis R. Burger, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AVI BioPharma, Inc. (the “Registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.    The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

	By:	/s/ Denis R. Burger
Denis R. Burger, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark M. Webber, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AVI BioPharma, Inc. (the “Registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.    The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

	By:	/s/ Mark M. Webber
Mark M. Webber, Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.