Form 10-Q
period 2003-03-31
AVI BIOPHARMA INC
filed 2003-05-13
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

503-227-0554
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	31,135,714
(Outstanding at May 9, 2003)

AVI BioPharma, Inc.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,
	2003	December 31,
	(unaudited)	2002
Assets
Current Assets:
Cash and cash equivalents	$7,171,723	$10,384,963
Short-term securities—available-for-sale	4,541,011	8,908,682
Related party receivables	519,297	513,250
Other current assets	349,369	595,093
Total Current Assets	12,581,400	20,401,988

Property and Equipment, net of accumulated depreciation and amortization of $4,303,372 and $4,007,186	7,065,747	6,584,290
Patent Costs, net of accumulated amortization of $764,901 and $727,901	1,655,744	1,587,632
Other Assets	29,847	29,847
Total Assets	$21,332,738	$28,603,757

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,129,451	$4,540,745
Accrued employee compensation	490,502	581,389
Total Current Liabilities	1,619,953	5,122,134

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 26,569,649 and 26,562,666 issued and outstanding	2,657	2,656
Additional paid-in capital	139,353,220	139,327,069
Accumulated other comprehensive income	353,783	729,956
Deficit accumulated during the development stage	(119,996,875)	(116,578,058)
Total Shareholders' Equity	19,712,785	23,481,623
Total Liabilities and Shareholders' Equity	$21,332,738	$28,603,757

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

			July 22, 1980
	Three months ended March 31,		(Inception) to
	2003	2002	March 31, 2003

Revenues, from license fees, grants and research contracts	$257,923	$237,695	$3,939,364

Operating expenses:
Research and development	2,805,895	7,049,120	71,966,651
General and administrative	933,401	1,084,519	19,524,129
Acquired in-process research and development	—	—	19,545,028
	3,739,296	8,133,639	111,035,808

Other income (loss):
Interest income, net	62,556	79,851	4,004,167
Realized gain on sale of short-term securities	—	—	96,750
Write-down of short-term securities—available-for-sale	—	—	(17,001,348)
	62,556	79,851	(12,900,431)

Net loss	$(3,418,817)	$(7,816,093)	$(119,996,875)

Net loss per share—basic and diluted	$(0.13)	$(0.33)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	26,567,968	23,442,127

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			July 22, 1980
	Three months ended March 31,		(Inception) to
	2003	2002	March 31, 2003
Cash flows from operating activities:
Net loss	$(3,418,817)	$(7,816,093)	$(119,996,875)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	333,186	265,964	5,693,021
Realized gain on sale of short-term securities	—	—	(96,750)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	—	—	830,607
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	239,677	1,637,909	(868,666)
Other assets	—	—	(29,847)
Accounts payable and accrued employee compensation	(3,502,181)	1,438,787	1,739,953
Net cash used in operating activities	(6,348,135)	(4,473,433)	(75,312,666)

Cash flows from investing activities:
Purchase of property and equipment	(777,643)	(849,090)	(11,527,784)
Patent costs	(105,112)	(148,587)	(2,636,728)
Purchase of marketable securities	(997,700)	—	(28,207,896)
Sale of marketable securities	4,989,198	2,696,377	25,164,070
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	3,108,743	1,698,700	(19,585,954)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	26,152	21,590,925	102,455,780
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	26,152	21,590,925	102,070,343

Increase (decrease) in cash and cash equivalents	(3,213,240)	18,816,192	7,171,723

Cash and cash equivalents:
Beginning of period	10,384,963	11,069,451	—
End of period	$7,171,723	$29,885,643	$7,171,723

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering, related party	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities—available-for-sale	$(376,173)	$(3,891,608)	$353,783
Issuance of common stock and warrants for services	—	$—	$370,000

See accompnaying notes to financial statements.

AVI BioPharma, Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month periods ended March 31, 2003 and 2002 and the financial information as of March 31, 2003 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002 is derived from AVI BioPharma, Inc.’s (the Company’s) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company accounts for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which was adopted in December 2002, the Company has computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if the stock-based compensation plans have been accounted for in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Three Months Ended March 31,	2003	2002
Net loss, as reported	$(3,418,817)	$(7,816,093)
Deduct—Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(844,092)	(463,964)
Net loss, pro forma	$(4,262,909)	$(8,280,057)
Basic and diluted net loss per share:
As reported	$(0.13)	$(0.33)
Pro forma	$(0.16)	$(0.35)

To determine the fair value of stock-based awards granted during the periods presented, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2003	2002
Risk-free interest rate	3.61%	3.61%
Expected dividend yield	0%	0%
Expected lives	7.5 years	7.5 years
Expected volatility	88%	88%

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through March 31, 2003, the Company has incurred losses of approximately $120 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

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

Note 3.  Earnings Per Share

Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

Three Months Ended March 31,	2003	2002
Net loss	$(3,418,817)	$(7,816,093)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	26,567,968	23,442,127
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	26,567,968	23,442,127
Net loss per share — basic and diluted	$(0.13)	$(0.33)

*  The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended March 31,	2003	2002
Warrants and stock options	14,585,308	13,747,412

Note 4.  Comprehensive Income and securities available for sale

The Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income.  Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. SFAS No. 130 became effective during 1998. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on short-term securities—available-for-sale. The Company accounts for its short-term securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The Company continues to classify its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value. At March 31, 2003 and December 31, 2002, the Company’s investments in marketable securities had gross unrealized gains of $353,783 and $729,956, respectively. The unrealized difference between the cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At March 31, 2003 and December 31, 2002, these short-term securities represent investments in commercial paper of $3,044,120 and $7,038,156, respectively, and common stock. The Company’s investment in common stock is in SuperGen, Inc., a related party, with a fair market value of $1,249,435 and $1,625,608 at March 31, 2003 and December 31, 2002, respectively. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Net loss	$(3,418,817)	$(7,816,093)
Unrealized loss on short-term securities	(376,173)	(3,891,608)
Total comprehensive loss	$(3,794,990)	$(11,707,701)

Note 5.  Related Party Transactions

In June 2002, the Company loaned the chief executive officer of AVI $500,000. The term of the loan is one year. The loan is secured by the chief executive officer’s stock in AVI. Interest on the loan accrues at the rate of 4.75% per annum. This loan was made prior to the Sarbanes-Oxley Act, which prohibits loans to executives, and therefore is grandfathered in.

Note 6. Recent Accounting Pronouncements

In August 2001, the FASB approved SFAS 143, “Accounting for Asset Retirement Obligations,” which will be effective beginning fiscal year 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a significant impact on the Company’s financial condition or results of operations.

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

Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS 146 on January 1, 2003 did not have a material effect on the Company’s financial position or results of operations.

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

Note 7. Subsequent Events

On May 5, 2003, the Company announced a private placement of 3,000,000 shares of its common stock, together with warrants to acquire an additional 1,500,000 shares of common stock, to a group of institutional investors for a total purchase price of $15.0 million. The warrants are exercisable for five years at an exercise price of $7.00 per share. Subsequent to that announcement, in a supplemental closing, an additional 1,500,000 shares of common stock and warrants to acquire an additional 750,000 shares of common stock were sold as part of the private placement to certain of the same institutional investors for a purchase price of an additional $7.5 million, resulting in a total sale and issuance in the private placement of 4,500,000 shares of common stock and warrants to acquire an additional 2,250,000 shares of common stock.

Item 2.  Management’s Discussion and Analysis

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2002 and the “Risk Factors” contained in such report.

Forward-Looking Information

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company’s Securities and Exchange Commission filings, that could cause actual results to differ materially from the expected results reflected in such forward looking statements.

Overview

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 21 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of March 31, 2003, the Company’s accumulated deficit was $119,996,875.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $257,923 in the first quarter of 2003 from $237,695 in the first quarter of 2002, primarily due to increases in research contracts revenues, partially offset by decreases in grants revenues.

Operating expenses decreased to $3,739,296 in the first quarter of 2003 from $8,133,639 in the first quarter of 2002 due to decreases in research and development, primarily due to lower manufacturing costs associated with the company’s clinical development efforts, partially offset by increases in outside collaborations and regulatory affairs costs, and additional preclinical and clinical testing of the company’s products, which decreased to $2,805,895 in 2003 from $7,049,120 in 2002. Approximately $4,000,000 of this decrease was due to moving NEUGENE® manufacturing in-house to the Company’s GMP manufacturing facility, substantially reducing manufacturing costs. Additionally, general and administrative costs decreased to $933,401 in 2003 from $1,084,519 in 2002. Net interest income decreased to $62,556 in 2003 from $79,851 in 2002 due to reductions in market interest rates and earnings on decreased cash balances.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2003 or 2004 from its business activities. With the May 2003 financing, the Company now expects that its cash requirements through the end of calendar 2004 will be satisfied by existing cash resources. The Company’s cash, cash equivalents and short-term securities were $11,712,734 at March 31, 2003, compared with $19,293,645 at December 31, 2002. The decrease of $7,580,911 was primarily due to total expenditures of $7,230,890, including $6,348,135 used in operations and $882,755 used for purchases of property and equipment and patent related costs, partially offset by the receipt of $26,152 from the exercise of options. Our short-term securities represent investments in commercial paper and common stock. The Company’s investment in common stock is in SuperGen, Inc. with a fair market value of $1,249,435 at March 31, 2003, compared with $1,625,608 at December 31, 2002. The fair market value of the SuperGen investment was above cost by $353,783 at March 31, 2003. The Company reviews the fair market value of its short-term securities in relation to its cost basis of the securities at each balance sheet date. If a decline in fair market value below the cost basis is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. SuperGen’s common stock has historically been volatile and accordingly the actual return the Company could achieve from this investment, if liquidated, may vary widely. To fund its operations beyond 2003, the Company will need to raise additional capital. On May 5, 2003, the Company announced a private placement of 3,000,000 shares of its common stock, together with warrants to acquire an additional 1,500,000 shares of common stock, to a group of institutional investors for a total purchase price of $15.0 million. The warrants are exercisable for five years at an exercise price of $7.00 per share. Subsequent to that announcement, in a supplemental closing, an additional 1,500,000 shares of common stock and warrants to acquire an additional 750,000 shares of common stock were sold as part of the private placement to certain of the same institutional investors for a purchase price of an additional $7.5 million, resulting in a total sale and issuance in the private placement of 4,500,000 shares of common stock and warrants to acquire an additional 2,250,000 shares of common stock. The Company will continue to look for opportunities to finance its ongoing activities and operations through accessing corporate partners or the public equity markets, as it currently has no credit facility, nor does it intend to seek one.

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

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2003, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $17 to $18 million. That number could increase if it undertakes additional collaborative efforts. The Company's expenditures for 2004 are expected to be greater than or equal to the 2003 estimate. However, if need be in 2004, the Company could reduce its expenditures because the vast majority of its costs are variable. Those estimated expenditures include amounts necessary to fulfill its obligations under its various collaborative, research and licensing agreements during 2003 and 2004.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer, the President and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

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

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2003	AVI BIOPHARMA, INC.

		By:	/s/ DENIS R. BURGER, Ph.D.
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

Date:	May 13, 2003

		By:	/s/	Denis R. Burger
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

Date:	May 13, 2003

		By:	/s/	Mark M. Webber
Mark M. Webber, Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.