Form 10-Q
period 2003-06-30
AVI BIOPHARMA INC
filed 2003-08-12
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	31,176,141
(Class)	(Outstanding at August 8, 2003)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$9,078,341	$10,384,963
Short-term securities—available-for-sale	21,262,148	8,908,682
Related party receivables	—	513,250
Other current assets	437,275	595,093
Total Current Assets	30,777,764	20,401,988

Property and Equipment, net of accumulated depreciation and amortization of $4,605,145 and $4,007,186	7,102,076	6,584,290
Patent Costs, net of accumulated amortization of $805,401 and $727,901	1,714,806	1,587,632
Other Assets	29,847	29,847
Total Assets	$39,624,493	$28,603,757

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$810,896	$4,540,745
Accrued employee compensation	485,380	581,389
Total Current Liabilities	1,296,276	5,122,134

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 31,175,141 and 26,562,666 issued and outstanding	3,118	2,656
Additional paid-in capital	160,328,641	139,327,069
Accumulated other comprehensive income	1,491,261	729,956
Deficit accumulated during the development stage	(123,494,803)	(116,578,058)
Total Shareholders’ Equity	38,328,217	23,481,623
Total Liabilities and Shareholders’ Equity	$39,624,493	$28,603,757

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

					July 22, 1980 (Inception) through June 30, 2003
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues, from license fees, grants and research contracts	$162,410	$197,691	$420,333	$435,386	$4,101,774

Operating expenses:
Research and development	2,539,282	7,224,095	5,345,177	14,273,215	74,505,933
General and administrative	1,177,081	895,706	2,110,482	1,980,225	20,701,210
Acquired in-process research and development	—	—	—	—	19,545,028
	3,716,363	8,119,801	7,455,659	16,253,440	114,752,171

Other income (loss):
Interest income, net	56,025	111,207	118,581	191,058	4,060,192
Realized gain on sale of short-term securities	—	—	—	—	96,750
Write-down of short-term securities– available-for-sale	—	(2,686,956)	—	(2,686,956)	(17,001,348)
	56,025	(2,575,749)	118,581	(2,495,898)	(12,844,406)

Net loss	$(3,497,928)	$(10,497,859)	$(6,916,745)	$(18,313,952)	$(123,494,803)

Net loss per share - basic and diluted	$(0.12)	$(0.40)	$(0.25)	$(0.74)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	29,380,554	26,353,017	27,982,031	24,905,613

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period July 22, 1980 (Inception) through June 30, 2003

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,916,745)	$(18,313,952)	$(123,494,803)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	678,505	606,379	6,038,340
Realized gain on sale of short-term securities	—	—	(96,750)
Write-down of short-term securities–available-for-sale	—	2,686,956	17,001,348
Compensation expense on issuance of common stock and partnership units	—	303,000	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	—	—	830,607
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	671,068	1,328,019	(437,275)
Other assets	—	—	(29,847)
Accounts payable and accrued employee compensation	(3,825,858)	674,349	1,416,276
Net cash used in operating activities	(9,393,030)	(12,715,249)	(78,357,561)

Cash flows from investing activities:
Purchase of property and equipment	(1,118,791)	(1,277,932)	(11,868,932)
Patent costs	(204,674)	(290,539)	(2,736,290)
Purchase of marketable securities	(19,860,270)	(10,227,992)	(47,070,466)
Sale of marketable securities	8,268,109	5,209,932	28,442,981
Acquisition costs	—	—	(2,377,616)
Net cash used in investing activities	(12,915,626)	(6,586,531)	(35,610,323)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	21,002,034	21,677,431	123,431,662
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	21,002,034	21,677,431	123,046,225

Increase (decrease) in cash and cash equivalents	(1,306,622)	2,375,651	9,078,341

Cash and cash equivalents:
Beginning of period	10,384,963	11,069,451	—
End of period	$9,078,341	$13,445,102	$9,078,341

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering, related party	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities— available-for-sale	$761,305	$(624,236)	$1,491,261
Issuance of common stock and warrants for services	—	$303,000	$370,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2003 and 2002 and the financial information as of June 30, 2003 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002 is derived from AVI BioPharma, Inc.’s (the Company’s) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended June 30,	2003	2002
Net loss, as reported	$(3,497,928)	$(10,497,859)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(907,019)	(514,694)
Net loss, pro forma	$(4,404,947)	$(11,012,553)
Basic and diluted net loss per share:
As reported	$(0.12)	$(0.40)
Pro forma	$(0.15)	$(0.42)

Six Months Ended June 30,	2003	2002
Net loss, as reported	$(6,916,745)	$(18,313,952)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(1,751,111)	(978,658)
Net loss, pro forma	$(8,667,856)	$(19,292,610)
Basic and diluted net loss per share:
As reported	$(0.25)	$(0.74)
Pro forma	$(0.31)	$(0.77)

To determine the fair value of stock-based awards granted during the periods presented, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2003	2002
Risk-free interest rate	3.61%	3.61%
Expected dividend yield	0%	0%
Expected lives	7.5 years	7.5 years
Expected volatility	88%	88%

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through June 30, 2003, the Company has incurred losses of approximately $123 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on its completing product development of its cancer vaccine, antisense and/or drug delivery products, obtaining regulatory approvals for such products and bringing these products to market. During the period required to develop these products, the Company will require substantial financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. In May 2003, the Company completed an equity financing with net proceeds of $20,751,581 as described in Note 7. With the proceeds of the equity financing, the Company has sufficient cash to fund operations through December 31, 2004. For 2003, the Company expects expenditures for operations, including collaborative efforts and good manufacturing practices (GMP) facilities to be approximately $17 to $18 million. The decrease from 2002 expenditures is due to a substantial reduction in the use of an outside GMP manufacturing contractor.  Expenditures for 2003 could increase if the Company undertakes additional collaborative efforts. However, if necessary, the Company’s management has the ability to curtail expenditures because the vast majority of costs are variable.

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

Three Months Ended June 30,	2003	2002
Net loss	$(3,497,928)	$(10,497,859)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	29,380,554	26,353,017
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	29,380,554	26,353,017
Net loss per share - basic and diluted	$(0.12)	$(0.40)

Six Months Ended June 30,	2003	2002
Net loss	$(6,916,745)	$(18,313,952)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	27,982,031	24,905,613
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	27,982,031	24,905,613
Net loss per share - basic and diluted	$(0.25)	$(0.74)

*  The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended June 30,	2003	2002
Warrants and stock options	17,194,759	13,534,678

Six Months Ended June 30,	2003	2002
Warrants and stock options	17,194,759	13,534,678

Note 4.  Comprehensive Income and securities available for sale

Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on short-term securities—available-for-sale. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value. At June 30, 2003 and December 31, 2002, the Company’s investments in marketable securities had gross unrealized gains of $1,491,261 and $729,956, respectively. The unrealized difference between the cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At June 30, 2003 and December 31, 2002, these short-term securities represent investments in commercial paper and bonds of $18,665,428 and $7,038,156, respectively, and common stock. The Company’s investment in common stock is in SuperGen, Inc., a related party, with a fair market value of $2,386,913 and $1,625,608 at June 30, 2003 and December 31, 2002, respectively. The following table sets forth the calculation of comprehensive income for the periods indicated:

Three Months Ended June 30,

Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(3,497,928)	$(10,497,859)	$(6,916,745)	$(18,313,952)
Reclass to write-down of short-term securities for other than temporary impairment	—	2,686,956	—	2,686,956
Unrealized gain (loss) on short-term securities	1,137,478	580,416	761,305	(3,311,192)

Total comprehensive loss	$(2,360,450)	$(7,230,487)	$(6,155,440)	$(18,938,188)

Note 5.  Related Party Transactions

In June 2002, the Company loaned the chief executive officer of AVI $500,000. The term of the loan was one year. The loan was secured by the chief executive officer’s stock in AVI. Interest on the loan accrued at the rate of 4.75% per annum. This loan was made prior to the Sarbanes-Oxley Act, which prohibits loans to executives, and therefore was grandfathered in. On June 13, 2003, the loan to the Company’s chief executive officer was repaid in full with accrued interest.

Note 6. Recent Accounting Pronouncements

In August 2001, the FASB approved SFAS 143, “Accounting for Asset Retirement Obligations,” which was effective beginning fiscal year 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a significant impact on the Company’s financial condition or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. The Company does not expect the application of the provisions of EITF No. 00-21 to have a material effect on its financial position or results of operations.

Note 7.  Equity Financing

On May 6, 2003, the Company closed a private equity financing for net proceeds of $20,751,581 with several institutional investors. The Company sold 4,500,000 shares of common stock at $5.00 per share. Investors also received a warrant for the purchase of 2,250,000 common shares for $7.00 per share. These warrants are immediately exercisable and expire in May 2008. In connection with the equity financing, the Company incurred offering costs of $1,979,474 including 46,211 shares of common stock issued to the underwriters. The underwriters also received a warrant for the purchase of 315,000 common shares for $7.00 per share. These warrants are immediately exercisable and expire in May 2008.

During fiscal 2003, the Company issued 66,264 shares of common stock for proceeds of $250,453 from the exercise of stock options and employee stock purchase plan.

Note 8. Subsequent Events

On July 16, 2003, the Company announced the signing of a definitive merger agreement under which AVI has agreed to acquire eXegenics, Inc. in a stock-for-stock transaction. The transaction has been structured as a two-step acquisition comprised of an immediate exchange offer for all of the outstanding shares of eXegenics common stock and eXegenics preferred stock, followed by a merger in which AVI would acquire those shares of eXegenics common stock and eXegenics preferred stock that are not exchanged for AVI common stock in the exchange offer. This transaction offers 0.103 of a share of AVI common stock for each share of eXegenics common stock, and 0.155 of a share of AVI common stock for each share of eXegenics preferred stock. Based on the volume weighted average prices of AVI common stock for the 30 consecutive trading days ending on July 14, 2003, the transaction values eXegenics common stock at $0.64 per share, and eXegenics preferred stock at $0.96 per share, or approximately $11.0 million in total. The exchange offer is subject to various conditions, including the tender of at least a majority of the shares of eXegenics capital stock in the exchange offer. The exchange offer is expected to close in August of this year, and the merger is expected to close in September of this year.

On July 25, 2003, the Company, through a wholly owned subsidiary, commenced an exchange offer for shares of eXegenics common stock and eXegenics preferred stock. The exchange offer and withdrawal rights are scheduled to expire on Aug. 22, unless extended. This exchange offer has the unanimous support of the eXegenics Board of Directors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 18 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of June 30, 2003, the Company’s accumulated deficit was $123,494,803.

Results of Operations

Revenues, from license fees, grants and research contracts, decreased to $162,410 in the second quarter of 2003 from $197,691 in the second quarter of 2002. Revenues, from license fees, grants and research contracts, decreased to $420,333 for the six months ended June 30, 2003 from $435,386 for the comparable period of 2002, primarily due to decreases in grants revenues, partially offset by increases in research contract revenues in 2003.

Operating expenses decreased to $3,716,363 in the second quarter of 2003 from $8,119,801 in the second quarter of 2002 and to $7,455,659 for the six months ended June 30, 2003 from $16,253,440 for the comparable period of 2002 due to decreases in research and development, primarily due to lower manufacturing costs associated with the company’s clinical development efforts, partially offset by increases in outside collaborations and regulatory affairs costs, and additional preclinical and clinical testing of the company’s products, which decreased to $2,539,282 in the second quarter of 2003 from $7,224,095 in the second quarter of 2002 and to $5,345,177 for the six months ended June 30, 2003 from $14,273,215 for the comparable period of 2002. Approximately $4,000,000 of this decrease in the second quarter of 2003 and approximately $8,000,000 of this decrease for the six months ended June 30, 2003 was due to moving NEUGENE® manufacturing in-house to the Company’s GMP manufacturing facility, substantially reducing manufacturing costs. Additionally, general and administrative costs increased to $1,177,081 in the second quarter of 2003 from $895,706 in the second quarter of 2002 and to $2,110,482 for the six months ended June 30, 2003 from $1,980,225 for the comparable period in 2002 to support the research expansion, and to continue to broaden the Company’s investor and public relations efforts. Net interest income decreased to $56,025 in the second quarter of 2003 from $111,207 in the second quarter of 2002 and to $118,581 for the six months ended June 30, 2003 from $191,058 for the comparable period in 2002 due to reductions in market interest rates and earnings on average decreased cash balances. In the second quarter of 2002, the Company recorded a non-cash write-down of $2,686,956 on short-term securities—available-for-sale that had an other than temporary impairment in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2003 or 2004 from its business activities. With the May 2003 financing, the Company now expects that its cash requirements through the end of calendar 2004 will be satisfied by existing cash resources.

The Company’s cash, cash equivalents and short-term securities were $30,340,489 at June 30, 2003, compared with $19,293,645 at December 31, 2002. The increase of $11,046,844 was due primarily to the receipt of $20,751,581 in net proceeds from a private equity financing and $250,453 from the exercise of options and warrants, offset by $9,393,030 used in operations and $1,323,465 used for purchases of property and equipment and patent related costs. This private equity financing with several institutional investors closed on May 6, 2003. The Company sold 4,500,000 shares of common stock at $5.00 per share. Investors also received a warrant for the purchase of 2,250,000 common shares for $7.00 per share. These warrants are immediately exercisable and expire in May 2008.

Our short-term securities represent investments in commercial paper, bonds and common stock. The Company’s investment in common stock is in SuperGen, Inc. with a fair market value of $2,386,913 at June 30, 2003, compared with $1,625,608 at December 31, 2002. The fair market value of the SuperGen investment was above cost by $1,491,261 at June 30, 2003. The Company reviews the fair market value of its short-term securities in relation to its cost basis of the securities at each balance sheet date. If a decline in fair market value below the cost basis is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. SuperGen’s common stock has historically been volatile and accordingly the actual return the Company could achieve from this investment, if liquidated, may vary widely.

On July 16, 2003, the Company announced the signing of a definitive merger agreement under which AVI has agreed to acquire eXegenics, Inc. in a stock-for-stock transaction. The transaction has been structured as a two-step acquisition comprised of an immediate exchange offer for all of the outstanding shares of eXegenics common stock and eXegenics preferred stock, followed by a merger in which AVI would acquire those shares of eXegenics common stock and eXegenics preferred stock that are not exchanged for AVI common stock in the exchange offer. This transaction offers 0.103 of a share of AVI common stock for each share of eXegenics common stock, and 0.155 of a share of AVI common stock for each share of eXegenics preferred stock. Based on the volume weighted average prices of AVI common stock for the 30 consecutive trading days ending on July 14, 2003, the transaction values eXegenics common stock at $0.64 per share, and eXegenics preferred stock at $0.96 per share, or approximately $11.0 million in total. The exchange offer is subject to various conditions, including the tender of at least a majority of the shares of eXegenics capital stock in the exchange offer. The exchange offer is expected to close in August of this year, and the merger is expected to close in September of this year. On July 25, 2003, the Company, through a wholly owned subsidiary, commenced an exchange offer for shares of eXegenics common stock and eXegenics preferred stock. The exchange offer and withdrawal rights are scheduled to expire on Aug. 22, unless extended. This exchange offer has the unanimous support of the eXegenics Board of Directors. Once the merger is completed, the Company will obtain additional expected cash of $9 to $10 million, depending on the closing date of the transaction and the remaining cash available with eXegenics. The Company will continue to look for opportunities to finance its ongoing activities and operations through accessing corporate partners or the public equity markets, as it currently has no credit facility, nor does it intend to seek one.

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

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2003, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $17 to $18 million. That number could increase if it undertakes additional collaborative efforts. The Company’s expenditures for 2004 are expected to be greater than or equal to the 2003 estimate. However, if need be in 2004, the Company could reduce its expenditures because the vast majority of its costs are variable. Those estimated expenditures include amounts necessary to fulfill its obligations under its various collaborative, research and licensing agreements during 2003 and 2004.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 14, 2003, at the Annual Meeting of the Company’s Shareholders (“Annual Meeting”), the shareholders approved each of the proposals set forth in the Company’s Proxy Statement dated April 11, 2003, briefly described below:

(i)            The shareholders were requested to elect and elected the following individuals to the Board of Directors:

Nominees	For	Withheld/Against

Denis R. Burger, Ph.D.	21,896,076	353,282
Patrick L. Iversen, Ph.D.	21,958,152	291,206
John W. Fara, Ph.D.	22,067,482	181,876
Andrew J. Ferrara	21,981,226	268,132

Besides the foregoing directors, the following directors whose term expires in 2004, continued as directors following the Annual Meeting: James B. Hicks, Ph.D., Joseph Rubinfeld, Ph.D., Alan P. Timmins, and Dwight D. Weller, Ph.D.  Prior to the Company’s Annual Board Meeting, Bruce Carter resigned as a director.

(ii)           The shareholders were asked to approve the selection of KPMG LLP as the Company’s independent auditors. The proposal was approved by the shareholders, as 22,193,419 votes were cast for the proposal, 35,531 votes were against, 20,408 votes abstained and 4,322,831 votes were not voted.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

Exhibit No.	Exhibit Description
31	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., and Chief Financial Officer, Mark M. Webber, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the calendar quarter ended June 30, 2003.

1. A Form 8-K was filed on May 7, 2003 reporting the Company’s sale of 3,000,000 shares of its Common Stock in a private placement on May 5, 2003, including the investment documents related to the offering to which the Company was a party, which Form 8-K was amended by the filing of a Form 8-K/A on May 9, 2003 reporting the sale of an additional 1,500,000 shares of its Common Stock in the private placement, a total of 4,500,000 shares of its Common Stock, which Form 8-K was further amended by the filing of a Form 8-K/A on May 20, 2003 which amended filings included some corrections to the documents filed in the original Form 8-K filing on May 7, 2003 to reflect the additional sales and to correct some minor errors on the signature pages.

2. A Form 8-K was filed on May 8, 2003 with an exhibit consisting of a press release reporting the Company’s operating results for the quarter ended March 31, 2003 and the Company’s financial condition as of March 31, 2003.

The Company did not file any other Reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2003	AVI BIOPHARMA, INC.

		By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

		By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)