Form 10-Q
period 2003-09-30
AVI BIOPHARMA INC
filed 2003-11-07
CIK 873303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	31,205,559
(Class)	(Outstanding at October 31, 2003)

AVI BIOPHARMA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets – September 30, 2003 and December 31, 2002 (unaudited)

Statements of Operations – Three and Nine Months Ended September 30, 2003 and 2002 and from July 22, 1980 (Inception) through September 30, 2003 (unaudited)

Statements of Cash Flows – Nine Months Ended September 30, 2003 and 2002 and from July 22, 1980 (Inception) through September 30, 2003 (unaudited)

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibits

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$6,530,024	$10,384,963
Short-term securities—available-for-sale	21,129,486	8,908,682
Related party receivables	—	513,250
Other current assets	654,738	595,093
Total Current Assets	28,314,248	20,401,988

Property and Equipment, net of accumulated depreciation and amortization of $4,900,728 and $4,007,186	7,006,378	6,584,290
Patent Costs, net of accumulated amortization of $848,901 and $727,901	1,764,624	1,587,632
Other Assets	29,847	29,847
Total Assets	$37,115,097	$28,603,757

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,818,783	$4,540,745
Accrued employee compensation	490,089	581,389
Total Current Liabilities	2,308,872	5,122,134

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 31,205,412 and 26,562,666 issued and outstanding	3,121	2,656
Additional paid-in capital	160,447,475	139,327,069
Accumulated other comprehensive income	2,454,087	729,956
Deficit accumulated during the development stage	(128,098,458)	(116,578,058)
Total Shareholders’ Equity	34,806,225	23,481,623
Total Liabilities and Shareholders’ Equity	$37,115,097	$28,603,757

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,		July 22, 1980 (Inception) through
	2003	2002	2003	2002	September 30, 2003

Revenues, from license fees, grants and research contracts	$414,352	$232,192	$834,685	$667,578	$4,516,126

Operating expenses:
Research and development	3,533,868	4,594,023	8,879,045	18,867,238	78,039,801
General and administrative	1,560,026	1,009,299	3,670,508	2,989,524	22,261,236
Acquired in-process research and development	—	—	—	—	19,545,028
	5,093,894	5,603,322	12,549,553	21,856,762	119,846,065

Other income (loss):
Interest income, net	75,887	111,169	194,468	302,227	4,136,079
Realized gain on sale of short-term securities	—	—	—	—	96,750
Write-down of short-term securities—available-for-sale	—	(1,791,304)	—	(4,478,260)	(17,001,348)
	75,887	(1,680,135)	194,468	(4,176,033)	(12,768,519)

Net loss	$(4,603,655)	$(7,051,265)	$(11,520,400)	$(25,365,217)	$(128,098,458)

Net loss per share - basic and diluted	$(0.15)	$(0.27)	$(0.40)	$(1.00)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	31,186,464	26,444,102	29,061,913	25,424,078

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,		For the Period July 22, 1980 (Inception) through September 30, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(11,520,400)	$(25,365,217)	$(128,098,458)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,028,170	954,294	6,388,005
Realized gain on sale of short-term securities	—	—	(96,750)
Write-down of short-term securities—available-for-sale	—	4,478,260	17,001,348
Compensation expense on issuance of common
stock and partnership units	—	303,000	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	—	—	830,607
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	453,605	1,351,825	(654,738)
Other assets	—	—	(29,847)
Accounts payable and accrued employee compensation	(2,813,262)	1,634,795	2,428,872
Net cash used in operating activities	(12,851,887)	(16,643,043)	(81,816,418)

Cash flows from investing activities:
Purchase of property and equipment	(1,329,258)	(1,950,663)	(12,079,399)
Patent costs	(297,992)	(413,438)	(2,829,608)
Purchase of marketable securities	(26,787,951)	(11,558,877)	(53,998,147)
Sale of marketable securities	16,291,278	10,426,037	36,466,150
Acquisition costs	—	—	(2,377,616)
Net cash used in investing activities	(12,123,923)	(3,496,941)	(34,818,620)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	21,120,871	21,659,414	123,550,499
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	21,120,871	21,659,414	123,165,062

Increase (decrease) in cash and cash equivalents	(3,854,939)	1,519,430	6,530,024

Cash and cash equivalents:
Beginning of period	10,384,963	11,069,451	—
End of period	$6,530,024	$12,588,881	$6,530,024

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering, related party	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities—available-for-sale	$1,724,131	$(1,304,103)	$2,454,087
Issuance of common stock and warrants for services	—	$—	$370,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2003 and 2002 and the financial information as of September 30, 2003 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002 is derived from AVI BioPharma, Inc.’s (the Company’s) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended September 30,	2003	2002
Net loss, as reported	$(4,603,655)	$(7,051,265)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(956,163)	(564,863)
Net loss, pro forma	$(5,559,818)	$(7,616,128)
Basic and diluted net loss per share:
As reported	$(0.15)	$(0.27)
Pro forma	$(0.18)	$(0.29)

Nine Months Ended September 30,	2003	2002
Net loss, as reported	$(11,520,400)	$(25,365,217)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(2,707,274)	(1,543,521)
Net loss, pro forma	$(14,227,674)	$(26,908,738)
Basic and diluted net loss per share:
As reported	$(0.40)	$(1.00)
Pro forma	$(0.49)	$(1.06)

To determine the fair value of stock-based awards granted during the periods presented, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2003	2002
Risk-free interest rate	2.87%	3.61%
Expected dividend yield	0%	0%
Expected lives	8.0 years	7.5 years
Expected volatility	91%	88%

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through September 30, 2003, the Company has incurred losses of approximately $128 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

The Company’s ability to achieve a profitable level of operations in the future will depend in large part on its completing product development of its cancer vaccine, antisense and/or drug delivery products, obtaining regulatory approvals for such products and bringing these products to market. During the period required to develop these products, the Company will require substantial financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. In May 2003, the Company completed an equity financing with net proceeds of $20,757,504 as described in Note 6. With the proceeds of the May equity financing, the Company has sufficient cash to fund operations through December 31, 2004. For 2003, the Company expects expenditures for operations, including collaborative efforts and good manufacturing practices (GMP) facilities to be approximately $17 to $18 million. The decrease from 2002 expenditures is due to a substantial reduction in the use of an outside GMP manufacturing contractor. Expenditures for 2003 could increase if the Company undertakes additional collaborative efforts. However, if necessary, the Company’s management has the ability to curtail expenditures because the vast majority of costs are variable.

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

Three Months Ended September 30,	2003	2002
Net loss	$(4,603,655)	$(7,051,265)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	31,186,464	26,444,102
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	31,186,464	26,444,102
Net loss per share - basic and diluted	$(0.15)	$(0.27)

Nine Months Ended September 30,	2003	2002
Net loss	$(11,520,400)	$(25,365,217)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	29,061,913	25,424,078
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	29,061,913	25,424,078
Net loss per share - basic and diluted	$(0.40)	$(1.00)

*  The following common stock equivalents for the three and nine months ended September 30, 2003 and 2002, respectively, are excluded from earnings per share calculation as their effect would have been antidilutive:

	2003	2002
Warrants and stock options	12,426,978	14,494,852

Note 4.  Comprehensive Income and securities available for sale

Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on short-term securities—available-for-sale. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value. At September 30, 2003 and December 31, 2002, the Company’s investments in marketable securities had gross unrealized gains of $2,454,087 and $729,956, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At September 30, 2003 and December 31, 2002, these short-term securities represent investments in commercial paper and bonds of $17,426,692 and $7,038,156, respectively, and common stock. The Company’s investment in common stock is in SuperGen, Inc., a related party, with a fair market value of $3,349,739 and $1,625,608 at September 30, 2003 and December 31, 2002, respectively. The following table sets forth the calculation of comprehensive income for the periods indicated:

Three Months Ended September 30,

Nine Months Ended September 30,

	2003	2002	2003	2002

Net loss	$(4,603,655)	$(7,051,265)	$(11,520,400)	$(25,365,217)
Reclass to write-down of short-term securities for other than temporary impairment	—	1,791,304	—	4,478,260
Unrealized gain (loss) on short-term securities	962,826	(2,471,171)	1,724,131	(5,782,363)

Total comprehensive loss	$(3,640,829)	$(7,731,132)	$(9,796,269)	$(26,669,320)

Note 5. Recent Accounting Pronouncements

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue

Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 became effective for interim periods beginning after June 15, 2003. The adoption of the provisions of EITF No. 00-21 did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts. In general, the amendments require contracts with comparable characteristics to be accounted for similarly. In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not utilize derivative or hedging instruments and, therefore, the adoption of SFAS No. 149 did not have any effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption did not have any effect on the Company’s financial position or results of operations.

Note 6.  Equity Financing

On May 6, 2003, the Company closed a private equity financing for net proceeds of $20,757,504 with several institutional investors. The Company sold 4,500,000 shares of common stock at $5.00 per share. Investors also received a warrant for the purchase of 2,250,000 common shares for $7.00 per share. These warrants are immediately exercisable and expire in May 2008. In connection with the equity financing, the Company incurred offering costs of $1,973,551 as well as 46,211 shares of common stock issued to the underwriters. The underwriters also received a warrant for the purchase of 315,000 common shares for $7.00 per share. These warrants are immediately exercisable and expire in May 2008.

During the nine months ended September 30, 2003, the Company issued 79,493 shares of common stock for proceeds of $296,733 from the exercise of stock options and 17,042 shares of common stock for proceeds of $66,634 from sales under the Company’s employee stock purchase plan.

Note 7. Subsequent Event

On October 29, 2003, the Company announced that it plans to sell 7,500,000 shares of its common stock pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission. The Company also intends to grant an option to the underwriters to purchase up to an additional 1,125,000 shares of common stock to cover over-allotments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the “Risk Factors” in the prospectus in the Company's Form S-3 shelf registration filed with and declared effective by the SEC on October 9, 2003 and for which a preliminary prospectus supplement was filed with the SEC on October 29, 2003.

Forward-Looking Information

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the success of raising funds in the current offering or future offerings under our current shelf registration, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company’s Securities and Exchange Commission filings, that could cause actual results to differ materially from the expected results reflected in such forward looking statements.

Overview

From its inception in July 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees and grants, has had no material revenues from the sale of products or other sources, and does not expect material revenues for at least the next 15 months. The Company expects to continue to incur losses for the foreseeable future as it expands its research and development efforts. As of September 30, 2003, the Company’s accumulated deficit was $128,098,458.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $414,352 in the third quarter of 2003 from $232,192 in the third quarter of 2002. Revenues, from license fees, grants and research contracts, increased to $834,685 for the nine months ended September 30, 2003 from $667,578 for the comparable period of 2002, primarily due to increases in grants and research contracts revenues in 2003.

Operating expenses decreased to $5,093,894 in the third quarter of 2003 from $5,603,322 in the third quarter of 2002 and to $12,549,553 for the nine months ended September 30, 2003 from $21,856,762 for the comparable period of 2002 due to decreases in research and development, primarily due to lower manufacturing costs associated with the company’s clinical development efforts, partially offset by increases in outside collaborations and regulatory affairs costs, and additional preclinical and clinical testing of the company’s products, which decreased to $3,533,868 in the third quarter of 2003 from

$4,594,023 in the third quarter of 2002 and to $8,879,045 for the nine months ended September 30, 2003 from $18,867,238 for the comparable period of 2002. Approximately $1,300,000 of this decrease in the third quarter of 2003 and approximately $9,300,000 of this decrease for the nine months ended September 30, 2003 was due to moving NEUGENE® manufacturing in-house to the Company’s GMP manufacturing facility, substantially reducing manufacturing costs. Additionally, general and administrative costs increased to $1,560,026 in the third quarter of 2003 from $1,009,299 in the third quarter of 2002 and to $3,670,508 for the nine months ended September 30, 2003 from $2,989,524 for the comparable period in 2002 to support the research expansion, and to continue to broaden the Company’s investor and public relations efforts. Net interest income decreased to $75,887 in the third quarter of 2003 from $111,169 in the third quarter of 2002 and to $194,468 for the nine months ended September 30, 2003 from $302,227 for the comparable period in 2002 due to reductions in market interest rates. For the nine months ended September 30, 2002, the Company recorded non-cash write-downs of $4,478,260 on short-term securities—available-for-sale that had an other than temporary impairment in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2003 or 2004 from its business activities. With the May 2003 financing, the Company now expects that its cash requirements through the end of calendar 2004 will be satisfied by existing cash resources.

The Company’s cash, cash equivalents and short-term securities were $27,659,510 at September 30, 2003, compared with $19,293,645 at December 31, 2002. The increase of $8,365,865 was due primarily to the receipt of $20,757,504 in net proceeds from a private equity financing and $363,367 from the exercise of options and sales under the Company’s employee stock purchase plan, offset by $12,851,887 used in operations and $1,627,250 used for purchases of property and equipment and patent related costs. This private equity financing with several institutional investors closed on May 6, 2003. The Company sold 4,500,000 shares of common stock at $5.00 per share. Investors also received a warrant for the purchase of 2,250,000 common shares for $7.00 per share. These warrants are immediately exercisable and expire in May 2008.

Our short-term securities represent investments in commercial paper, bonds and common stock. The Company’s investment in common stock is in SuperGen, Inc. with a fair market value of $3,349,739 at September 30, 2003, compared with $1,625,608 at December 31, 2002. The fair market value of the SuperGen investment was above adjusted cost by $2,454,087 at September 30, 2003. The Company reviews the fair market value of its short-term securities in relation to its cost basis of the securities at each balance sheet date. If a decline in fair market value below the cost basis is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. SuperGen’s common stock has historically been volatile and accordingly the actual return the Company could achieve from this investment, if liquidated, may vary widely.

On October 29, 2003, the Company announced that it plans to sell 7,500,000 shares of its common stock pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission at a price to be determined. The Company also intends to grant an option to the underwriters to purchase up to an additional 1,125,000 shares of common stock to cover over-allotments. There is no assurance that the offering will be successful and that the expected proceeds will be received.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s critical accounting policies and estimates are consistent with the disclosure in the Company’s Form 10 - K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the fiscal period covered by this report. Based on this review of its disclosure controls and procedures, the Chief Executive Officer, the President and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b)  Reports on Form 8-K. The following reports on Form 8-K were filed during the calendar quarter ended September 30, 2003.

1. A Form 8-K was filed on July 16, 2003 covering a Company press release dated July 16, 2003 which announced that the Company, Elk Acquisition, Inc. (“Elk Acquisition”), a wholly owned subsidiary of the Company, and eXegenics, Inc. (“eXegenics”), had entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which AVI has agreed to acquire eXegenics in a stock-for-stock transaction.

2. A Form 8-K was filed on August 5, 2003 covering a Company press release dated August 5, 2003 which announced Second Quarter Financial Results and updated the Company’s product research and clinical trials.

3. A Form 8-K was filed on September 2, 2003 covering a Company press release dated September 2, 2003 which announced that the Company had provided eXegenics with a notice of termination of the Merger Agreement.

4. A Form 8-K was filed on September 19, 2003 announcing the Company had converted the license under a License and Development Agreement (“License Agreement”) with Medtronic, Inc. (“Medtronic”),  under which AVI granted Medtronic an exclusive worldwide license to certain antisense compounds, including Resten-NG®, for use specifically in conjunction with certain medical devices, including stents, to treat cardiovascular disease from an exclusive license to a nonexclusinve license on September 18, 2003. The Form 8-K filing also covered a press release dated September 18, 2003 which reported on clinical trials involving the compounds covered by the License Agreement and the conversion of the referenced license to a nonexclusive license.

The Company did not file any other Reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)