Form 10-K
period 2003-12-31
AVI BIOPHARMA INC
filed 2004-03-15
CIK 873303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock with $.0001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒    No ☐.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on June 30, 2003) was approximately $162,020,784 as of June 30, 2003. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 12, 2004 was 36,093,235.

Documents Incorporated by Reference

The issuer has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2004 annual meeting.

AVI BioPharma, Inc.

FORM 10-K INDEX

PART I

Item 1.	Description of Business

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis or Plan of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

Item 1.  Description of Business

General Overview

We are a biopharmaceutical company developing therapeutic products principally based on third-generation NEUGENE ® antisense technology. Our principal products in development target life-threatening diseases, including cardiovascular disease, infectious disease and cancer. Currently approved drugs or other therapies for these diseases often prove to be ineffective or produce undesirable side effects. Our pre-clinical and clinical studies indicate that our technology may produce drugs that we believe offer more effective treatment options with fewer side effects than currently approved products. A patent estate including 138 patents (foreign and domestic) issued or licensed to us and 130 pending patent applications (domestic and foreign) protects our technologies. Our lead product candidate, Resten-NG®, targets a market we believe may exceed $1 billion worldwide.

We have developed third-generation antisense technology that we believe produces drugs that may be more stable, specific, efficacious, and cost effective than other gene-targeting technologies, including second-generation antisense, ribozyme, and siRNA compounds. In eleven clinical trials involving 242 patients, we have not observed a single drug-related serious adverse event. NEUGENE drugs are synthetic polymers that block the function of selected genetic sequences involved in disease processes. Targeting specific genetic sequences provides for greater selectivity than that available through conventional drugs. NEUGENE drugs have the potential to provide safe and effective treatment for a wide range of human diseases. Our NEUGENE drugs are distinguished by a novel backbone chemistry that replaces the modified backbones of competing technologies with a synthetic backbone that has been designed to improve pharmaceutical parameters.

We have completed pre-clinical and some clinical studies using our NEUGENE drugs in the treatment of cardiovascular disease, infectious disease, cancer and polycystic kidney disease (PKD), and in regulating drug metabolism. We filed our first antisense Investigational New Drug application (IND) with the FDA for Resten-NG for cardiovascular restenosis in 1999 and have completed a Phase I substantially completed a Phase II clinical trial. We have completed four Phase I trials in our drug metabolism program and two Phase Ib trials in our cancer and polycystic kidney disease programs. We filed an IND and conducted a Phase Ib trial in 2003 for our NEUGENE antisense drug for West Nile virus infection.

AVICINE, a therapeutic cancer vaccine, is based on a second technology that we utilize in our cancer program.  It represents an advanced product opportunity. We have substantially completed six human clinical trials for AVICINE, including multi-center Phase II trials for colorectal cancer and pancreatic cancer. Cancer vaccines operate under the rationale that immunization stimulates an immune response that is effective in combating an existing cancer. AVICINE stimulates an immune response against a hormone that is expressed on most cancers and is believed to promote the growth and spread of cancer. This hormone, human chorionic gonadotropin (hCG), is normally responsible for stimulating fetal development during pregnancy, but is also associated with major types of cancer, including colon, pancreatic, prostate, lung, and breast.

Based on our AVICINE clinical trials involving 174 patients with advanced stages of cancer, we believe that this vaccine has a modest toxicity profile compared to other cancer therapies and is capable of producing a specific immune response in most patients. Further, the patients who mounted an immune response to vaccination appeared to derive a survival benefit. We intend to investigate further the use of AVICINE alone and in combination with other approved therapies in additional Phase II trials for pancreatic cancer and, with the addition of an appropriate partner, Phase III trials.

This annual report includes our trademarks and registered trademarks, including NEUGENE, Avicine, Resten-NG and Oncomyc-NG. Each other trademark, trade name or service mark appearing in this annual report belongs to its holder.

Clinical Development Program

Our therapeutic products are based on NEUGENE antisense technology with initial applications in cardiovascular disease, infectious disease, and cancer, and based on our AVICINE vaccine with applications in cancer. We currently have products at various stages of clinical development as summarized below. We will not have marketable products unless and until our drug candidates complete all required clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

Product Candidate	Type	Pre-Clinical	Phase I/Ib	Phase II	Phase III
Cardiovascular Disease
Restenosis: Resten-NG	NEUGENE Drug	Completed	Completed	Completed	Planned
Restenosis: Resten-MP microparticles	NEUGENE Drug	Completed	Completed	In-progress
CABG: AVI-4526-CP5	NEUGENE Drug	In-progress	Planned
CABG: Resten-MP	NEUGENE Drug	In-progress
Infectious Disease (Viral targets)
West Nile: AVI-4020	NEUGENE Drug	Completed	Completed
Hepatitis C: AVI-4020	NEUGENE Drug	In-progress	Planned
SARS: AVI-4179	NEUGENE Drug	Completed
Dengue Virus	NEUGENE Drug	In-progress
Cancer
Pancreatic: AVICINE	Cancer Vaccine	Completed	Completed	Completed
Colorectal: AVICINE	Cancer Vaccine	Completed	Completed	Completed*
Cancer: Oncomyc-NG™	NEUGENE Drug	Completed	Completed
Lung: Oncomyc-NG	NEUGENE Drug	Completed
Prostate	NEUGENE Drug	In-progress
Drug Metabolism
Cytochrome P450: AVI-4557	NEUGENE Drug	Completed	Completed
Genetic Disorders
PKD: AVI-4126	NEUGENE Drug	Completed	Completed	Planned

In this table, “Planned” refers to trials that are being designed although a protocol may not yet be complete; “In-progress” refers to studies or trials that have actively begun but are not yet complete; and “Completed” refers to studies in which the clinical trial or study has ended, the data have substantially been collected and validated, and a full study report is either in progress or complete.

* A Phase III trial in colorectal cancer is not anticipated. We have selected pancreatic cancer for an additional Phase II trial due to considerations of cost, timeline and study design.  If we secure an appropriate partner with whom to share the costs of a Phase III program, we would anticipate moving into a Phase III clinical trial in the future.

Costs for a clinical trial typically range between $300,000 and $500,000 for a Phase I trial, between $500,000 and $4 million for a Phase II trial and could range between $5 and $50 million for a Phase III trial. Because the scope, timing and issues encountered in each trial vary, we cannot predict the exact costs associated with a particular trial in advance. For the same reasons, we cannot predict the nature, timing and costs of future studies or trials for a product, how a product will proceed toward and through Phase III clinical trials and, if Phase III clinical trials are successful, when and if FDA approval will be sought and received.

Cardiovascular Disease Program. Resten-NG is a NEUGENE antisense drug for treating cardiovascular restenosis, or the re-narrowing of a coronary artery following angioplasty. Resten-NG targets a key regulatory gene involved in the disease process. We believe that by blocking the action of this gene, the occurrence of vessel wall re-narrowing will be reduced or eliminated.  A nonexclusive license has been granted to Medtronic, Inc. for our antisense compounds deployed on stents or certain other devices for treating restenosis. At the September 2003 Transcatheter Cardiovascular Therapeutics conference, we announced interim Phase II clinical trial data showing that Resten-NG delivered via catheter during balloon angioplasty procedures resulted in an approximate 75% reduction in the restenosis rate. At the April 2003 American College of Cardiology meeting, results from two independent studies were presented that additionally demonstrate the potential of treating cardiovascular restenosis by delivering Resten-NG systemically using our proprietary microparticle delivery technology, possibly lessening the need for, or as an adjunct to, use of special drug delivery catheters or drug-coated stents. We have initiated a Phase II clinical trial with Resten-NG coupled with our microparticle delivery technology at the University of Nebraska Medical Center. We are planning a Phase III trial to be initiated in the first half of 2004 in Europe for Resten-NG delivered on a stent platform with a partner to meet the regulatory requirements for a CE Mark, constituting marketing approval for the European Union.

Infectious Disease Program. Our infectious disease program is currently focusing on single-stranded RNA viruses using our proprietary NEUGENE antisense agents targeting West Nile virus, Hepatitis C virus, Dengue virus, and the SARS coronavirus, and also targeting many of the viruses included on the Domestic Homeland Security list of bioterrorism viruses. In May 2003, we filed an application with the FDA to obtain Orphan Drug designation for our West Nile NEUGENE drug candidate, AVI-4020, and submitted an IND the following month. Our NEUGENE drug candidate AVI-4179, designed to combat the SARS coronavirus, has been evaluated at an independent laboratory and found to be efficacious in pre-clinical studies. Phase Ib clinical trials in West Nile virus are currently underway. We have filed for Orphan Drug designation for our SARS coronavirus drug candidate, as well.  Due to unpredictable future demand for drugs targeting West Nile virus and the SARS coronavirus, our future clinical development in viral diseases will initially focus on Hepatitis C and Dengue virus.

Cancer Program. We have completed a Phase Ib clinical trial with our NEUGENE drug candidate AVI-4126, which demonstrated the systemic delivery into solid tumor tissues for both breast and prostate cancer patients. AVI-4126 targets the oncogene c-myc. Over-expression of c-myc has been described in many types of cancers. We plan to conduct a multiple dosing study with AVI-4126 early in 2004 and a Phase Ib clinical trial in cancer later in 2004. In January 2003, we were awarded a $250,000 grant from the National Cancer Institute to target prostate cancer. We plan to initiate an additional Phase Ib clinical study with an additional NEUGENE antisense agent in 2004.

In June 2000, we reported Phase II data demonstrating that AVICINE provided a survival benefit to patients with late-stage colorectal cancer who responded to the vaccine. Published studies indicate that patients that had a strong antibody response to the vaccine had a higher median survival than patients that had a weak antibody response, or than patients treated with chemotherapeutic drugs. These results were presented in May 2001 at the American Society of Clinical Oncology (ASCO) meeting and published in July 2002 in Cancer Research, a publication of the American Association for Cancer Research.

In December 2001, we reported Phase II data demonstrating that AVICINE provided a survival benefit to patients with pancreatic cancer. In this study, patients were treated with AVICINE alone, or with AVICINE in combination with the chemotherapeutic agent Gemzar®. A one-year survival rate of 30% was reported for patients treated with AVICINE plus Gemzar, which is approximately double the survival rate for either treatment alone. In May 2002, we presented complete survival data from the Phase II pancreatic cancer study at the ASCO meeting. This data confirmed and extended the positive results reported previously in our Phase II study in colorectal cancer. We plan to begin an additional Phase II clinical program with AVICINE for treating pancreatic cancer in the first half of 2004. SuperGen, Inc. (SuperGen) is an exclusive partner with us in the development and commercialization of AVICINE in the United States, and we are seeking an appropriate partner with whom to share costs of a Phase III program.

Drug Metabolism Program. We have successfully completed clinical trials demonstrating that our NEUGENE antisense drug improved the pharmacokinetic profile of two different test drugs by down-regulating the liver enzyme that is critical to the body’s processing of many drugs. Two clinical studies completed in late 2002 showed that AVI-4557 down-regulated cytochrome P450 3a4, which resulted in an improved pharmacokinetic profile of the test drugs. In September 2003, we initiated an oral dosing study with this agent to evaluate the oral route of administration for our antisense compounds. This study is substantially complete. Additional Phase II trials will be designed after establishing strategic relationships with pharmaceutical co-development partners.

Polycystic Kidney Disease Program. We completed a Phase Ib clinical trial in 2002 to evaluate the safety and pharmacokinetics of three doses of AVI-4126 in adult patients with polycystic kidney disease and with varying degrees of compromised kidney function. Results of the study showed an excellent safety profile and no adverse effect on kidney function. We are designing a Phase II clinical study in the early onset form of PKD that is usually lethal for children. This form of PKD is very similar genetically to the pre-clinical PKD models that we have used to produce efficacy data for our antisense drug. We expect to initiate this trial in the second half of 2004.

Business Strategy

Our strategy is to:

•      reduce risk associated with product development by exploiting two core technologies;

•      select gene targets with broad or multiple disease applications;

•      manage drug discovery, pre-clinical and early to mid-stage clinical development in-house; and

•      initially co-develop or license products to strategic partners during or after completion of Phase II clinical trials to enhance value and share the costs of late stage clinical trials and commercialization.

Collaborative Agreements

We believe that our NEUGENE and cancer vaccine technologies are broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To exploit our core technologies as fully as possible, we expect to enter into collaborative development agreements with pharmaceutical companies for all cancer applications with our vaccine, and agreements directed at specific molecular targets for our NEUGENE antisense technology.

We anticipate that the NEUGENE antisense collaborative research agreements may provide us with some funding for internal programs aimed at discovering and developing antisense compounds to inhibit the production of additional molecular targets. Partners in antisense may be granted options to obtain licenses to co-develop and to market drug candidates resulting from their collaborative research programs. We intend to retain manufacturing rights to our antisense products. There can be no assurance, however, that we will be able to enter into collaborative research agreements with pharmaceutical companies on terms and conditions satisfactory to us. The agreements described in this “Collaborative Agreements” section are generally only cancelable for nonperformance, including failure to make any payments and, in some cases, failure to commercially exploit the technology. There is no assurance the proposed products will be successfully developed under these collaborative arrangements or we will receive any of the potential payments noted herein.

SuperGen Alliance

In April 2000, we entered into an alliance with SuperGen, Inc. for shared development and marketing rights for Avicine. Under the terms of the agreement, SuperGen and AVI will share equally clinical development and FDA registration costs going forward and share profit equally from product sales in the United States. Our share of such costs are expected to approximate $10 million over the next two to three years and up to $15 million in the aggregate with development expected to take at least three to four years. We will be responsible for the manufacturing of Avicine and SuperGen will be responsible for marketing and sales. In May 2000, we received a $20 million equity investment from SuperGen and could receive additional payments of up to $80 million based upon achievement of clinical commercialization milestones. Those payments include the following milestone payments, plus certain payments based on product sales (i) $2.5 million in SuperGen stock or cash, upon each completion of a Phase III trial for the pharmaceutical product containing Avicine or a derivative thereof as an active ingredient and acceptance by the FDA or New Drug Application (“NDA”) and (ii) $5 million in SuperGen stock or cash, upon the date the first commercial sale of a pharmaceutical product containing Avicine or a derivative thereof as an active ingredient occurs within the United States. Commercialization cash milestone payments occur at the following annual sales levels: $100 million, $250 million, $500 million and $1 billion. Payments to AVI occur at the first achievement of these sales levels and increase from $10 million to $25 million in $5 million increments, with a maximum of one milestone payment per year.

Unless terminated earlier, our agreement with SuperGen expires upon the earlier of (i) the date upon which a generic version of the product is first sold in the U.S. by someone other than SuperGen or (ii) the date which is 15 years after the date of regulatory approval of Avicine in the United States, subject to certain extension rights.

NEUGENE Alliances

We anticipate that NEUGENE antisense collaborative research agreements may provide us with funding for internal programs aimed at discovering and developing antisense compounds to inhibit the production of additional molecular targets. Partners in antisense may be granted options to obtain licenses to co-develop and to market drug candidates resulting from their collaborative research programs. We currently have a research alliance with XTL Biopharmaceuticals Ltd. for pre-clinical development of Hepatitis B and C antisense drugs. If this program moves into clinical development stages, XTL and we will negotiate a joint venture development and marketing agreement with XTL under basic terms previously set forth, or we will negotiate a licensing arrangement with a third party. We do not believe that these agreements will obligate us to spend any particular amounts in exploiting products. We expect to expend approximately $3 million on clinical development efforts over the next two years related to these products.

Exelixis Agreement

In April 2001, we entered into an alliance with Exelixis Inc. (“Exelixis”) for functional genomics and antisense drug development. Under the terms of the agreement, Exelixis will apply its expertise in genetic model systems to discover, validate and screen novel targets suitable for inhibition by antisense therapeutics. We will design and synthesize NEUGENE morpholinos (PMOs) for use as drugs and conduct preclinical and clinical studies on antisense drug candidates arising from the collaboration. We expect to expend approximately $2 million over the next two years in developing products under the agreement and up to $10 million in the aggregate. The collaborative research project and our obligations to supply PMOs to Exelixis under the agreement expires April 30, 2006. Except as noted, we and Exelixis will jointly own, and Exelixis has an option to co-develop with us, certain antisense products that arise from the alliance.

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

Medtronic Agreement

In May 2001, we entered into a licensing arrangement with Medtronic, Inc. (“Medtronic”) wherein Medtronic received exclusive rights for certain antisense compounds, for use in conjunction with Medtronic devices, to combat vascular disease, including restenosis. We also entered into a supply agreement to provide product to Medtronic. Under an investment agreement, we received a $10 million equity investment from Medtronic International, Ltd. (then Medtronic Asset Management, Inc.)(“MIL”). In 2003, we elected to convert Medtronic’s license to non-exclusive. We have some ongoing obligations under the various agreements as to assisting Medtronic in developing its product and manufacturing the product when developed.

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

Manufacturing

We believe we have developed proprietary manufacturing techniques that will allow large-scale synthesis and purification of NEUGENES. Because our NEUGENE compounds are based upon a flexible backbone chemistry, we believe that NEUGENE synthesis will be more cost-effective than competing technologies. We have established a Good Manufacturing Practices, or GMP, manufacturing facility at our Corvallis, Oregon facility. Our GMP facility should provide sufficient manufacturing capacity to continue to meet our early stage clinical trial requirements for the foreseeable future and allow us to produce products incorporating our technology. Our GMP facility is subject to FDA inspection and regulation.

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

Marketing Strategy

We plan to market initial products, when developed, and for which we obtain regulatory approval, through marketing arrangements or other licensing arrangements with pharmaceutical companies. Implementation of this strategy will depend on many factors, including the market potential of any products we develop, and our financial resources.  We do not expect to establish a direct sales capability for therapeutic compounds for at least the next several years. To market products that will serve a large, geographically diverse patient population, we expect to enter into licensing, distribution, or partnering agreements with pharmaceutical companies that have large, established sales organizations. The timing of our entry into marketing arrangements or other licensing arrangements with large pharmaceutical companies will depend on successful product development and regulatory approval within the regulatory framework established by the Federal Food, Drug and Cosmetics Act, as amended, and regulations promulgated thereunder. Although the implementation of initial aspects of our marketing strategy may be undertaken before this process is completed, the development and approval process typically is not completed in less than three to five years after the filing of an IND application and our marketing strategy therefore may not be implemented for several years. See “Drug Approval Process and Other Governmental Regulation.”

Patents and Proprietary Rights

We have developed or acquired a comprehensive body of intellectual rights. The proprietary nature of, and protection for, our product candidates, processes and know-how are important to our business. We plan to prosecute and aggressively defend our patents and proprietary technology. Our policy is to patent the technology, inventions, and improvements that are considered important to the development of our business and that are patentable. We also depend upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position.

A patent estate including 138 patents (domestic and foreign) issued or licensed to us, and 130 pending patent applications (domestic and foreign) protects our technologies.  We intend to protect our proprietary technology with additional filings as appropriate. Some of our patents on core technologies expire as early as 2008, including for NEUGENES; however, based on patented improvements and additional support to such core patents, we believe our patent protection for those products and other products will extend beyond 2020.

We have also acquired certain product/technology licenses from The Ohio State University and Dr. Vernon Stevens. These licenses include exclusive royalty-bearing licenses covering the composition, manufacturing and use of Avicine in all fields of use, including treating and preventing cancer, with the exception of fertility regulation. Our proprietary rights also include the unrestricted use of vaccine technology for non-hormonal cancer applications. We enjoy the right to commercialize any new intellectual property relating to our licensed subject matter, including access to and use of all new experimental data resulting from Dr. Stevens’ research. Our licenses have been granted for a period of 30 years or 10 years from the expiration of the last issued patent, whichever comes later. Under these licensing agreements, we have the right to sublicense our products and technology throughout the world. For such rights, we are obligated to pay the licensors minimum annual royalties of $55,000. Subject to such minimums, the royalties are 5% of net sales of products from licensed technology in the United States and Canada; 2% of net sales in countries of the “European Economic Community”; and 25% of any royalties received by us for sublicenses in the United States, the “European Economic Community” or in Korea, subject to certain maximums.

We have licensed certain technology from the Public Health Service (and others) to technology supplement and support certain of our core technology. We have certain obligations and minimum royalties under those agreements, which costs are not deemed material to our business.

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

Phase I Clinical Trials

After an IND becomes effective, Phase I human clinical trials may begin. These tests, involving usually between 20 and 80 patients or healthy volunteers, typically take approximately one year to complete and cost between $300,000 and $500,000 per trial. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action. Phase I trials are not normally conducted for anticancer product candidates.  A phase Ib study involves patients with the targeted disease and is focused on safety.

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

New Drug Application

After the completion of all three clinical trial phases, if the data indicate that the drug is safe and effective, a New Drug Application, or NDA, is filed with the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials. NDAs are often over 100,000 pages in length. The average NDA review time for new pharmaceuticals approved in 2000 was 15.6 months, up from 11.6 months in 1999.

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

Research and Development

The Company expensed $15,284,396, $22,413,892 and $12,750,901 on research and development activities during the years ended December 31, 2003, 2002 and 2001, respectively. Research and development (R&D) expenses included related salaries, contractor fees, materials, utilities and allocations of corporate costs. R&D expenses consisted of independent R&D costs and costs associated with collaborative development arrangements. In addition, the Company funded R&D at other companies and research institutions under agreements. Research and development costs are expensed as incurred.

Employees

As of December 31, 2003, we had 106 employees, 22 of whom hold advanced degrees. Ninety-seven employees are engaged directly in research and development activities, and nine are in administration. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to us, you may read and copy our reports, proxy statements and other information, at the SEC’s public reference rooms at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, as well as at the SEC’s regional offices at 500 West Madison Street, Suite 1400, Chicago, IL 60661 and at 233 Broadway, New York, NY 10279. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. Our SEC filings are also available at the SEC’s web site at “http://www.sec.gov.” In addition, you can read and copy our SEC filings at the office of the National Association of Securities Dealers, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as our corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charter of our audit committee, compensation committee, and nominations committee are all available on our website (www.avibio.com) or by sending a request for a paper copy to: AVI BioPharma, Inc., One S.W. Columbia Ave., Suite 1105, Portland, Oregon 97258, attn. Investor Relations.

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

Item 3. Legal Proceedings

As of March 15, 2004, there were no material, pending legal proceedings to which we are a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our Common Stock is quoted on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “AVII.”  The following table sets forth the high and low closing sales prices as reported by Nasdaq NMS for each quarterly period in the two most recent fiscal years and quarter-to-date for the next fiscal year:

2002	High	Low
Quarter 1	$12.97	$8.04
Quarter 2	7.95	2.70
Quarter 3	5.34	2.71
Quarter 4	6.39	4.60

2003
Quarter 1	$5.83	$2.04
Quarter 2	7.05	3.31
Quarter 3	6.15	4.31
Quarter 4	5.50	4.00

2004
Quarter 1 to March 12, 2004	$4.75	$3.07

The number of shareholders of record and approximate number of beneficial holders on March 4, 2004 was 618 and 15,600 respectively. There were no cash dividends declared or paid in fiscal years 2003 or 2002. We do not anticipate declaring such dividends in the foreseeable future.

All securities sold during 2003 by us were either previously reported on our Form 10-Qs filed with the Securities and Exchange Commission or sold pursuant to Registration statements filed under the Securities Act of 1933.

During 2003, we issued 30,467 shares of common stock to employees at approximately $4.06 per share for $123,576, under our Employee Stock Purchase Plan. During 2002, we issued 31,766 shares of common stock to employees at approximately $4.74 per share for $150,558, under our Employee Stock Purchase Plan.

During 2003, we granted 212,500 stock options to purchase shares of common stock at approximately $5.07 per share, under our 2002 Equity Incentive Plan. During 2002, we granted 1,195,338 stock options to purchase shares of common stock at approximately $4.99 per share, under our 2002 Equity Incentive Plan.  The information required by Item 201(D) of Regulation S-K is incorporated by reference to Note 4 ("Shareholders' Equity") to Notes to Audited Financial Statements for the Year Ended December 31, 2003 page F-13

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8. “Financial Statements.”

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
Operations data:
Revenues	$969,866	$836,784	$706,102	$1,297,338	$17,024
Research and development	15,284,396	22,413,892	12,750,901	9,268,330	6,672,027
General and administrative	4,558,948	3,763,941	3,357,817	2,270,302	1,745,491
Acquired in-process research and development	—	—	—	—	71,874
Realized gain on sale of short-term securities—available-for-sale	3,765,752	—	—	—	—
Write-down of short-term securities— available-for-sale	—	(4,478,260)	(12,523,088)	—	—
Net loss	(14,616,628)	(29,359,051)	(26,925,174)	(9,239,956)	(8,278,441)

Net loss per share — basic and diluted	(0.49)	(1.14)	(1.20)	(0.49)	(0.62)

Balance sheet data:
Cash and investments	$37,599,136	$19,293,645	$25,597,121	$32,112,099	$11,620,505
Working capital	34,639,526	15,279,854	24,230,010	31,408,473	10,611,593
Total assets	47,145,023	28,603,757	33,815,113	35,088,393	12,929,628
Shareholders’ equity	43,394,030	23,481,623	30,534,047	33,365,601	11,889,474

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest and grant revenue, we have had no material revenues from the sale of products or from other sources, and we do not expect material revenues for the foreseeable future.  We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter additional collaborative efforts. As of December 31, 2003, our accumulated deficit was $131,194,686.

Results of Operations

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002.  Revenues, from license fees, grants and research contracts, increased from $836,784 in 2002 to $969,866 in 2003, primarily due to increases in research contracts revenues, partially offset by decreases in grants revenues. Operating expenses decreased from $26,177,833 in 2002 to $19,843,344 in 2003 due to decreases in research and development, primarily due to lower manufacturing costs associated with the Company’s clinical development efforts, which decreased from $22,413,892 in 2002 to $15,284,396 in 2003. Approximately $7,000,000 of this decrease was due to the Company satisfying demand for certain NEUGENE components in 2003 by using quantities of the components which had been manufactured and expensed in 2002. Additionally, general and administrative costs increased from $3,763,941 in 2002 to $4,558,948 in 2003 due to increases of $610,000 in legal expenses and $192,000 in director and officer insurance, consistent with industry trends. Net interest income increased from $460,258 in 2002 to $491,098 in 2003 due to earnings on increased cash balances, which were slightly offset by reductions in market interest rates. During the fourth quarter of 2003 the Company sold all of its investment in SuperGen, a related party, for a realized gain on sale of short-term securities—available-for-sale of $3,765,752.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001.  Revenues, from license fees, grants and research contracts, increased from $706,102 in 2001 to $836,784 in 2002, primarily due to increases in research contracts revenues, partially offset by decreases in grants revenues. Operating expenses increased from $16,108,718 in 2001 to $26,177,833 in 2002 due to increased expenses associated with outside collaborations and pre-clinical and clinical testing of the Company’s technologies which increased from $12,750,901 in 2001 to $22,413,892 in 2002. Approximately $10,000,000 of this increase was due to outside contractor GMP manufacturing costs of NEUGENES for Phase III clinical trials and potential commercial launch of the Resten-NG product. Additionally, general and administrative costs increased from $3,357,817 in 2001 to $3,763,941 in 2002 due to increases of $220,000 in legal expenses, and $219,000 for increased investor and public relations efforts. Net interest income decreased from $1,000,530 in 2001 to $460,258 in 2002 due to reductions in market interest rates on decreased cash balances from use in operations. In 2001 and 2002, the Company recorded non-cash write-downs of $12,523,088 and $4,478,260, respectively, on short-term securities—available-for-sale that had an other than temporary impairment in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity sales totaling $137,506,962, from grants and contract research funding of $4,651,307 from various sources, and $1,480,432 from shared development funding on Avicine with SuperGen. We expect to continue to incur losses as we expand our research and development activities and related regulatory work and increase our collaborative efforts. For 2004, we expect our expenditures for operations, including our collaborative efforts, and our GMP facilities to be approximately $23 to $25 million. The increase from 2003 expenditures is expected from the purchase of additional NEUGENE components from an outside GMP manufacturer, coupled with additional clinical trial efforts. That cost could increase if we undertake additional collaborative efforts. However, if need be in 2004, we could reduce our expenditures because the vast majority of our costs are variable. Those estimated expenditures include amounts necessary to fulfill our obligations under our various collaborative, research and licensing agreements during 2004. Our expenditures for 2005 are expected to be greater than or equal to the 2004 estimate.

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

Our cash, cash equivalents and short-term securities were $37,599,136 at December 31, 2003, compared with $19,293,645 at December 31, 2002. The increase of $18,305,491 was due primarily to the receipt of $34,656,511 in net proceeds from two private equity financings and $420,823 from the exercise of options and sales under the Company’s employee stock purchase plan, offset by $17,480,752 used in operations and $2,037,084 used for purchases of property and equipment and patent related costs. The first of the two private equity financings with several institutional investors closed on May 6, 2003. The Company sold 4,546,211 shares of common stock at $5.00 per share. Investors also received warrants for the purchase of 2,250,000 common shares in the aggregate for $7.00 per share. These warrants are immediately exercisable and expire in May 2008. The second of the two private equity financings with several institutional investors closed on December 8, 2003. The Company sold 3,246,753 shares of common stock at $4.62 per share. These investors received warrants for the purchase of 974,026 common shares in the aggregate for $5.50 per share. These warrants are immediately exercisable and expire in December 2008. These investors also received warrants for the purchase of 1,623,377 common shares in the aggregate for $4.62 per share. These warrants were exercised on January 22, 2004 with proceeds to the Company of $7,500,000. Upon exercise of these warrants in January 2004, these investors received additional new five year warrants to purchase 389,611 shares of common stock in the aggregate at an exercise price of $5.50 per share.

Our short-term securities represent investments in commercial paper. In 2002, short-term securities also included an investment in common stock of SuperGen, a related party, with a fair market value of $1,625,608 at December 31, 2002. During the fourth quarter of 2003 the Company sold all of its investment in SuperGen. The Company reviews the fair market value of its short-term securities in relation to its cost basis of the securities on a quarterly basis. If a decline in fair market value below the cost basis is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

We do not expect any material revenues in 2004 or 2005 from our business activities. We expect that our cash requirements for the balance of calendar 2004 will be satisfied by existing cash resources. To fund our operations beyond 2005, we will need to raise additional capital. We will continue to look for opportunities to finance our ongoing activities and operations through accessing corporate partners or the public equity markets, as we currently have no credit facility, nor do we intend to seek one.

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

CONTRACTUAL PAYMENT OBLIGATIONS

The Company’s off-balance sheet arrangements are limited to operating leases and rents on certain facilities and equipment and license agreements for which it is obligated to pay the licensors a minimum annual royalty. These off-balance sheet arrangements are expensed as incurred.  A summary of our contractual commitments and obligations as of December 31, 2003 is as follows:

	Payments Due By Period
Contractual Obligation	Total	2004	2005 and 2006	2007 and 2008	2009 and beyond
Operating leases	$3,519,000	$882,000	$1,758,000	$879,000	$—
Royalty payments	2,380,000	125,000	250,000	250,000	1,755,000
	$5,899,000	$1,007,000	$2,008,000	$1,129,000	$1,755,000

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

New Accounting Pronouncements

See Note 2 of Notes to Financial Statements included under Part III, Item 15.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to valuation of investments, long-lived assets, and revenue recognition. We base our estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements.

Valuation of Investments

Investments in marketable securities are recorded at fair value each period with changes recorded to other comprehensive income. We periodically evaluate our investments for other than temporary impairments and record an impairment unless the positive evidence indicating the carrying amount is recoverable outweighs the negative evidence to the contrary.

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

Long-Lived Asset Impairment

We regularly evaluate long-lived assets and certain identified intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Recoverability is assessed utilizing an un-discounted cash flow analysis and if less then the carrying value is compared to the fair value for assessing impairment.  Based on this analysis, we did not recognize an impairment on long-lived assets during the year ended December 31, 2003. If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

Risks Affecting Future Operating Results

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

We are only in the early stages of clinical development with our NEUGENE antisense pharmaceutical products. We have devoted almost all of our time to research and development of our technology and products, protecting our proprietary rights and establishing strategic alliances. Our proposed products are in the pre-clinical or clinical stages of development and will require significant further research, development, clinical testing and regulatory clearances. We have no products available for sale and we do not expect to have any products available for sale for several years. Our proposed products are subject to development risks. These risks include the possibilities that any of the products could be found to be ineffective or toxic, or could fail to receive necessary regulatory clearances. Although we have obtained favorable results in Phase II trials using Avicine to treat colorectal and pancreatic cancer patients, we may not obtain similar or more favorable results in future clinical trials. We have not received any significant revenues from the sale of products and we may not successfully develop marketable products that will increase sales and, given adequate margins, make us profitable. Third parties may develop superior or equivalent, but less expensive, products.

We have incurred net losses since our inception, and we may not achieve or sustain profitability.

We incurred a net loss of $29.4 million in 2002 and of $14.6 million in 2003, including in 2002 a $4.5 million non-cash write-down of investment securities in accordance with SEC accounting rules. In 2003 the Company sold all of its investment in SuperGen, Inc., a related party, for a realized gain on sale of short-term securities—available-for-sale of $3,765,752. As of December 31, 2003, our accumulated deficit was $131.2 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from selling, general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

If necessary, potential sources of additional funding could include strategic relationships, public or private sales of shares of our common stock or debt or other arrangements. We may not obtain additional funding when we need it on terms that will be acceptable to us or at all. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing shareholders will be diluted. If we are unable to obtain financing when needed, our business and future prospects would be materially adversely affected.

If we fail to receive necessary regulatory approvals, we will be unable to commercialize our products.

All of our products are subject to extensive regulation by the United States Food and Drug Administration, or FDA, and by comparable agencies in other countries. The FDA and comparable agencies require new pharmaceutical products to undergo lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures. Avicine has completed three Phase I and three Phase II studies. Our first NEUGENE antisense drug, Resten-NG, completed Phase I trials in late 2001 and a Phase II trial in 2002. We initiated two additional Phase Ib studies in 2001 for cancer and polycystic kidney disease and completed three Phase I trials on drug metabolism. Except for clinical trials underway or ready to start, we may not initiate additional trials when predicted or at all, or complete our clinical trials that are started or in a timely fashion. We do not know when or if we will be able to submit our products for regulatory review. Even if we submit a new drug application, there may be delays in obtaining regulatory approvals, if we obtain them at all. Sales of our products outside the United States will also be subject to regulatory requirements governing clinical trials and product approval. These requirements vary from country to country and could delay introduction of our products in those countries. We cannot assure you that any of our products will receive marketing approval from the FDA or comparable foreign agencies.

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

We have limited operating experience.

We have engaged solely in the development of pharmaceutical technology. Although some members of our management team have experience in biotechnology company operations, we have limited experience in manufacturing or selling pharmaceutical products. We also have only limited experience in negotiating and maintaining strategic relationships, and in conducting clinical trials and other later-stage phases of the regulatory approval process. We may not successfully engage in some or all of these activities.

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

Our success will depend on our existing patents and licenses, and our ability to obtain additional patents in the future. A patent estate including 138 patents (domestic and foreign) issued or licensed to us, and 130 pending patent applications (domestic and foreign) protects our technologies.  We license the composition, manufacturing and use of Avicine in all fields, except fertility regulation from The Ohio State University, and we license other patents for certain complementary technologies from others.

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

Our strategic relationships with SuperGen, Medtronic, Exelixis and others are important to our success. The development, improvement and marketing of many of our key therapeutic products are or will be dependent on the efforts of our strategic partners. For example, under the SuperGen relationship, we may fail to achieve clinical and sales milestones; Avicine may fail to achieve regulatory approval; Avicine may not be commercially successful; SuperGen may fail to perform its obligations under our agreements, such as failing to devote sufficient resources to marketing Avicine; and our agreements with SuperGen may be terminated against our will. Similarly, under the Medtronic relationship, we are currently dependent on Medtronic to achieve clinical and other milestones, to obtain regulatory approval and to commercially exploit our antisense compounds, including Resten-NG, in certain treatments of vascular disease; which products may not be developed or, if developed may not be commercially successful; if Medtronic fails to perform its obligations under our agreements, such as failing to devote sufficient resources to development or to market such products. We may also need additional future funding, including for operations, product development and our other activities. We may receive additional funding from our strategic partners, including SuperGen and Medtronic, under existing agreements. We may not receive any additional payments from SuperGen or Medtronic and those relationships may not be commercially successful. The transactions contemplated by our agreements with strategic partners, including the equity purchases and cash payments, are subject to numerous risks and conditions.  The occurrence of any of these events could severely harm our business.

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

Further, the stock market experiences significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many biopharmaceutical companies that are not yet profitable. Often, the effect on the price of such securities is unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the ability of a shareholder to dispose of his or her shares at a price equal to or above the price at which the shares were purchased.

The significant number of our shares of Common Stock eligible for future sale may cause the price of our common stock to fall.

We have outstanding 34,465,737 shares of common stock as of December 31, 2003 and all are eligible for sale under Rule 144 or are otherwise freely tradeable. In addition:

•                  Our employees and others hold options to buy a total of 3,333,861 shares of common stock of which 2,556,828 shares were exercisable at December 31, 2003. The options outstanding have exercise prices between $.04 to $10 per share. The shares of common stock to be issued upon exercise of these options, have been registered, and therefore may be freely sold when issued;

•                  There are outstanding warrants to buy 11,662,382 shares of common stock at December 31, 2003 with exercise prices ranging from $.0003 to $35.63 per share. All of these shares of common stock are registered for resale and may be freely sold when issued.

•                  We may issue options to purchase up to an additional 1,889,063 shares of common stock at December 31, 2003 under our stock option plans, which also will be fully saleable when issued.

•                  We are authorized to sell up to 150,579 shares of common stock under our Employee Stock Purchase Plan to our full-time employees, nearly all of whom are eligible to participate.

•                  We have also granted certain contractual rights to purchase (i) an additional 352,113 shares of our common stock at a price of $7.10 per share and (ii) the right to purchase up to $7,500,000 of our common stock based on the average closing sales price for the five days preceding the commitment to purchase. If we meet certain technological milestones, the holder of these rights is obligated to purchase shares of common stock from us. The holder of these rights may require us to register the shares issued upon the exercise of such purchase rights.

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

Item 8.  Financial Statements

All information required by this item begins on page F-1 in item 15 of Part III of this Report and is incorporated into this item by reference.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 15, 2002, AVI BioPharma, Inc. (“AVI”) dismissed Arthur Andersen LLP as its independent public accountants. On May 21, 2002, AVI engaged KPMG LLP (“KPMG”) as its new independent public accountants. AVI’s Board of Directors (“Board”) approved the dismissal. All members of the Board’s Audit Committee, except one, participated in the decision to dismiss Arthur Anderson at AVI’s May 15, 2002 Board meeting. The engagement of KPMG was approved by AVI’s Board. The absent Audit Committee member was notified of the change following the meeting and ratified the change. AVI shareholders ratified the change at the May 14, 2003 AVI shareholder meeting.

None of Arthur Andersen’s reports on AVI’s consolidated financial statements for the fiscal years ended December 31, 2000 and 2001 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. The Company filed a current report on Form 8-K with the SEC on May 22, 2002, as amended by filings with the SEC on May 31, 2002 and June 10, 2002 (collectively, the “Form 8-K”).

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

Item 9A.  Controls and Procedures

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers required by this item is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

Financial Statements

The following financial statements of the Company and the Report of KPMG LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
3.1	Third Restated Articles of Incorporation of AntiVirals Inc. (1)
3.2	Bylaws of AntiVirals Inc. (1)
3.3	First Amendment to Third Restated Articles of Incorporation (4)
3.4	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation (11)
4.1	Form of Specimen Certificate for Common Stock. (1)
4.2	Form of Warrant for Purchase of Common Stock. (1)
4.3	Form of Warrant Agreement. (1)
4.4	Form of Representative’s Warrant. (1)
4.5	Form of Warrant Agreement between AntiVirals Inc. and ImmunoTherapy Shareholders (3)
4.6	Form of Common Stock Purchase Warrant. (5)
10.1	1992 Stock Incentive Plan (as amended through May 11, 2000). (1)
10.2	Employment Agreement with Denis R. Burger, Ph.D. dated November 4, 1996. (1)
10.3	Employment Agreement with Alan P. Timmins dated November 4, 1996. (1)
10.4	Employment Agreement with Dwight Weller, Ph.D. dated November 4, 1996. (1)
10.5	Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1992. (1)
10.6	Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc. dated January 20, 1996. (1)
10.7	License and Option Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1993. (1)
10.8	Commercial Lease between Research Way Investments, Landlord, and AntiVirals Inc., Tenant, dated June 15, 1992. (1)
10.9	Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated June 17, 1992.(1)
10.10	First Amendment to Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated July 24, 1995. (1)
10.11	Employment Agreement with Patrick L. Iversen, Ph.D. dated July 14, 1997. (2)
10.12	ImmunoTherapy Corporation 1997 Stock Option Plan (3)
10.13	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated March 12, 1996 (3)
10.14	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated December 26, 1996 (3)
10.15	Amendment to License Agreement between ImmunoTherapy Corporation and Ohio State University, dated September 23, 1997 (3)
10.16	Agreement and Plan of Reorganization and Merger dated as of February 2, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)
10.17	First Amendment to Plan of Reorganization and Merger dated as of May 27, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)

10.18	Second Amendment to Plan of Reorganization and Merger dated as of August 4, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)
10.19	Form of Escrow Agreement among AntiVirals Inc., the Escrow Indemnitors and Jeffrey Lillard (3)
10.20	Purchase Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.21	Registration Rights Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.22	Purchase Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.23	Registration Rights Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.24	Subscription Agreement, dated December 1, 1999, by and between SuperGen, Inc. and AVI BioPharma, Inc. (5)
10.25	2000 Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AVI BioPharma, Inc. (6)
10.26	United States of America Sales, Distribution, and Development Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.27	Common Stock and Warrant Purchase Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.28	Registration Rights Agreement, dated April 14, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.29	2000 Employee Share Purchase Plan (8)
10.30	Employment Agreement with Mark M. Webber dated May 11, 2000. (9)
10.31	Employment Agreement with David H. Mason, Jr. dated November 1, 2000. (9)
10.32	Lease Agreement with Spieker Partners, LP dated May 8, 2001. (9)
10.33*	Investment Agreement dated May 22, 2001 between the Company and Medtronic Asset Management, Inc. (9)
10.34	Warrant dated June 20, 2001 issued to Medtronic Asset Management, Inc. (9)
10.35	Registration Rights Agreement dated June 20, 2001 between the Company and Medtronic Asset Management, Inc. (9)
10.36*	License and Development Agreement dated June 20, 2001 between the Company and Medtronic, Inc. (9)
10.37*	Supply Agreement dated June 20, 2001 between the Company and Medtronic, Inc. (9)
10.38	Securities Purchase Agreement dated March 25, 2002 between the Company and certain purchasers (“SPA”) (10)
10.39	Form of Warrant issued by the Company to certain purchasers under the SPA (10)
10.40	Registration Rights Agreement dated March 25, 2002 between the Company and certain purchasers (10)
10.41	2002 Equity Incentive Plan (11)
14.0	Code of Business Conduct and Ethics
23.0	Consent of KPMG LLP
31.1	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Mark M. Webber, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of CEO and CFO Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)   Reports on Form 8-K.  The following reports on Form 8-K were filed during the calendar quarter ended December 31, 2003.

Form 8-K, Items 5 and 7, October 29, 2003

Form 8-K, Items 5 and 7, October 29, 2003

Form 8-K, Items 5, 7 and 12, November 4, 2003

Form 8-K, Items 5, 7 and 12, November 5, 2003

Form 8-K, Items 5, 7 and 12, November 6, 2003

Form 8-K, Items 5, 7 and 12, November 11, 2003

Form 8-K, Items 5, 7 and 12, November 13, 2003

Form 8-K, Items 5, 7 and 12, November 14, 2003

Form 8-K, Items 5, 7 and 12, November 17, 2003

Form 8-K, Items 5 and 7, December 4, 2003

Form 8-K, Items 5, 7 and 12, December 10, 2003

Form 8-K, Items 5, 7 and 12, December 23, 2003

Form 8-K, Items 5, 7 and 12, December 30, 2003

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

Dated:	March 15, 2004	AVI BIOPHARMA, Inc.

		By:	/s/ Denis R. Burger, Ph.D.
Denis R. Burger, Ph.D.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on March 15, 2004:

Signature	Title

/s/ DENIS R. BURGER, Ph.D.	Chairman of the Board
Denis R. Burger, Ph.D.	and Chief Executive Officer
(Principal Executive Officer)

/s/ ALAN P. TIMMINS	President, Chief Operating Officer,
Alan P. Timmins	and Director

/s/ MARK M. WEBBER	Chief Financial Officer and Chief Information Officer
Mark M. Webber	(Principal Financial and Accounting Officer)

/s/ PATRICK L. IVERSEN, Ph.D.	Senior Vice President of Research and Development
Patrick L. Iversen, Ph.D.	and Director

/s/ DWIGHT D. WELLER, Ph.D.	Senior Vice President of Chemistry and Manufacturing
Dwight D. Weller, Ph.D.	and Director

/s/ JOHN W. FARA, Ph.D.	Director
John W. Fara, Ph.D.

/s/ ANDREW J. FERRARA	Director
Andrew J. Ferrara

/s/ JAMES B. HICKS, Ph.D.	Director
James B. Hicks, Ph.D.

/s/ JOSEPH RUBINFELD, Ph.D.	Director
Joseph Rubinfeld, Ph.D.

Independent Auditors’ Report

To the Board of Directors and Shareholders of

AVI BioPharma, Inc.

We have audited the accompanying balance sheets of AVI BioPharma, Inc. (an Oregon corporation in the development stage) as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003 and for the period from July 22, 1980 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of AVI BioPharma, Inc. for the year ended December 31, 2001 and for the period from July 22, 1980 (inception) through December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002. Our opinion on the statements of operations, stockholders’ equity and cash flows, insofar as it relates to the amounts included for the period from July 22, 1980 (inception) through December 31, 2001, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AVI BioPharma, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 and for the period from July 22, 1980 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 10, 2004

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

/s/ Arthur Andersen LLP

Portland, Oregon
February 21, 2002

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$12,524,915	$10,384,963
Short-term securities—available-for-sale	25,074,221	8,908,682
Related party receivables	—	513,250
Other current assets	791,383	595,093
Total Current Assets	38,390,519	20,401,988

Property and Equipment, net of accumulated depreciation and amortization of $5,198,912 and $4,007,186	7,008,426	6,584,290
Patent Costs, net of accumulated amortization of $877,038 and $727,901	1,716,231	1,587,632
Other Assets	29,847	29,847
Total Assets	$47,145,023	$28,603,757

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$3,052,932	$4,540,745
Accrued employee compensation	698,061	581,389
Total Current Liabilities	3,750,993	5,122,134

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 34,465,737 and 26,562,666 issued and outstanding	3,447	2,656
Additional paid-in capital	174,875,072	139,327,069
Accumulated other comprehensive income (loss)	(289,803)	729,956
Deficit accumulated during the development stage	(131,194,686)	(116,578,058)
Total Shareholders’ Equity	43,394,030	23,481,623
Total Liabilities and Shareholders’ Equity	$47,145,023	$28,603,757

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

				July 22, 1980
	Year ended December 31,			(Inception) through
	2003	2002	2001	December 31, 2003

Revenues, from license fees, grants and research contracts	$969,866	$836,784	$706,102	$4,651,307

Operating expenses:
Research and development	15,284,396	22,413,892	12,750,901	84,445,152
General and administrative	4,558,948	3,763,941	3,357,817	23,149,676
Acquired in-process research and development	—	—	—	19,545,028
	19,843,344	26,177,833	16,108,718	127,139,856

Other income (loss):
Interest income, net	491,098	460,258	1,000,530	4,432,709
Realized gain on sale of short-term securities— available-for-sale	3,765,752	—	—	3,862,502
Write-down of short-term securities— available-for-sale	—	(4,478,260)	(12,523,088)	(17,001,348)
	4,256,850	(4,018,002)	(11,522,558)	(8,706,137)

Net loss	$(14,616,628)	$(29,359,051)	$(26,925,174)	$(131,194,686)

Net loss per share - basic and diluted	$(0.49)	$(1.14)	(1.20)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	29,808,539	25,691,549	22,399,001

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Partnership	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Total Shareholders’
	Units	Shares	Amount	Capital	(Loss)	Stage	Equity
BALANCE AT JULY 22, 1980 (Inception)	—	—	$—	$—	$—	$—	$—
Issuance of partnership units, warrants and common stock	3,615	8,272,916	828	33,732,654	—	—	33,733,482
Compensation expense related to issuance of warrants for common stock and partnership units	—	—	—	537,353	—	—	537,353
Exercise of warrants for partnership units and common stock	42	1,427,712	142	1,305,409	—	—	1,305,551
Exercise of options for common stock	—	488,957	49	2,203,312	—	—	2,203,361
Issuance of common stock for ESPP	—	7,769	1	42,371	—	—	42,372
Issuance of common stock and warrants for cash and securities, net of offering costs	—	7,582,267	758	50,660,536	—	—	50,661,294
Issuance of common stock and warrants for the acquisition of ImmunoTherapy Corporation	—	2,132,592	213	17,167,199	—	—	17,167,412
Issuance of common stock for consulting services, $4.00 per share	—	17,400	2	69,598	—	—	69,600
Conversion of debt into common stock and partnership units	9	9,634	1	87,859	—	—	87,860
Issuance of common stock in exchange for partnership units	(1,810)	1,632,950	163	(163)	—	—	—
Withdrawal of partnership net assets upon conveyance of technology	(1,856)	—	—	(176,642)	—	—	(176,642)
Common stock subject to rescission, net	—	(64,049)	(6)	(288,789)	—	—	(288,795)
Comprehensive income (loss):
Unrealized loss on short-term securities— available-for-sale	—	—	—	—	(11,683,414)	—	(11,683,414)
Net loss	—	—	—	—	—	(60,293,833)	(60,293,833)
Comprehensive loss							(71,977,247)
BALANCE AT DECEMBER 31, 2000	—	21,508,148	2,151	105,340,697	(11,683,414)	(60,293,833)	33,365,601
Exercise of warrants for common stock	—	86,027	8	344,998	—	—	345,006
Exercise of options for common stock	—	79,649	8	305,512	—	—	305,520
Issuance of common stock for ESPP	—	29,419	3	164,985	—	—	164,988
Issuance of common stock and warrants for services	—	37,197	4	359,996	—	—	360,000
Issuance of common stock and warrants for cash, net of offering costs	—	1,482,118	148	10,195,588	—	—	10,195,736
Comprehensive income (loss):
Write-down of short-term securities— available-for-sale	—	—	—	—	12,523,088	—	12,523,088
Unrealized gain on short-term securities— available-for-sale	—	—	—	—	199,282	—	199,282
Net loss	—	—	—	—	—	(26,925,174)	(26,925,174)
Comprehensive loss							(14,202,804)
BALANCE AT DECEMBER 31, 2001	—	23,222,558	$2,322	$116,711,776	$1,038,956	$(87,219,007)	$30,534,047
Exercise of warrants for common stock	—	17,119	2	158,758	—	—	158,760
Exercise of options for common stock	—	82,301	8	347,324	—	—	347,332
Issuance of common stock for ESPP	—	31,766	3	150,555	—	—	150,558
Issuance of common stock and warrants for services	—	138,251	14	489,649	—	—	489,663
Compensation expense related to issuance of options for common stock	—	—	—	148,254	—	—	148,254
Issuance of common stock and warrants for cash, net of offering costs	—	3,070,671	307	21,320,753	—	—	21,321,060
Comprehensive income (loss):
Write-down of short-term securities— available-for-sale	—	—	—	—	4,478,260	—	4,478,260
Unrealized loss on short-term securities— available-for-sale	—	—	—	—	(4,787,260)	—	(4,787,260)
Net loss	—	—	—	—	—	(29,359,051)	(29,359,051)
Comprehensive loss							(29,668,051)
BALANCE AT DECEMBER 31, 2002	—	26,562,666	$2,656	$139,327,069	$729,956	$(116,578,058)	$23,481,623
Exercise of options for common stock	—	79,640	8	297,239	—	—	297,247
Issuance of common stock for ESPP	—	30,467	3	123,573	—	—	123,576
Compensation expense related to issuance of options for common stock	—	—	—	471,460	—	—	471,460
Issuance of common stock and warrants for cash, net of offering costs	—	7,792,964	780	34,655,731	—	—	34,656,511
Comprehensive income (loss):
Realized gain on sale of short-term securities— available-for-sale	—	—	—	—	(3,765,752)	—	(3,765,752)
Unrealized gain on short-term securities— available-for-sale, net	—	—	—	—	2,745,993	—	2,745,993
Net loss	—	—	—	—	—	(14,616,628)	(14,616,628)
Comprehensive loss							(15,636,387)
BALANCE AT DECEMBER 31, 2003	—	34,465,737	$3,447	$174,875,072	$(289,803)	$(131,194,686)	$43,394,030

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended December 31,			For the Period July 22, 1980 (Inception) through
	2003	2002	2001	December 31, 2003
Cash flows from operating activities:
Net loss	$(14,616,628)	$(29,359,051)	$(26,925,174)	$(131,194,686)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,484,349	1,333,335	556,472	6,844,184
Realized gain on sale of short-term securities — available-for-sale	(3,765,752)	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	4,478,260	12,523,088	17,001,348
Compensation expense on issuance of common stock and partnership units	—	489,663	120,000	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	471,460	148,254	120,000	1,302,067
Conversion of interest accrued to common stock	—	—	—	7,860
Acquired in-process research and development	—	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	316,960	805,612	(894,789)	(791,383)
Other assets	—	—	—	(29,847)
Net increase in accounts payable and accrued employee compensation	(1,371,141)	1,841,068	1,678,274	3,870,993
Net cash used in operating activities	(17,480,752)	(20,262,859)	(12,822,129)	(86,445,283)

Cash flows from investing activities:
Purchase of property and equipment	(1,639,949)	(2,777,663)	(4,177,405)	(12,390,090)
Patent costs	(397,135)	(453,404)	(475,976)	(2,928,751)
Purchase of marketable securities	(44,421,888)	(19,095,394)	(8,114,802)	(71,632,084)
Sale of marketable securities	31,002,342	19,927,122	—	51,177,214
Acquisition costs	—	—	—	(2,377,616)
Net cash used in investing activities	(15,456,630)	(2,399,339)	(12,768,183)	(38,151,327)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	35,077,334	21,977,710	10,761,250	137,506,962
Buyback of common stock pursuant to rescission offering	—	—	—	(288,795)
Withdrawal of partnership net assets	—	—	—	(176,642)
Issuance of convertible debt	—	—	—	80,000
Net cash provided by financing activities	35,077,334	21,977,710	10,761,250	137,121,525

Increase (decrease) in cash and cash equivalents	2,139,952	(684,488)	(14,829,062)	12,524,915

Cash and cash equivalents:
Beginning of period	10,384,963	11,069,451	25,898,513	—
End of period	$12,524,915	$10,384,963	$11,069,451	$12,524,915

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on short-term securities-available-for-sale	$(1,019,759)	$(309,000)	$12,722,370	$(289,803)
Issuance of common stock and warrants for services	$—	$—	$370,000	370,000

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company held cash equivalents of $12,524,915 and $10,384,963 as of December 31, 2003 and 2002, respectively which consist primarily of money market funds.

Short-Term Securities—Available-For-Sale

The Company accounts for its short-term securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value. At December 31, 2003 and 2002, the Company’s investments in marketable securities had gross unrealized gains (losses) of $(289,803) and $729,956, respectively. The unrealized difference between the cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At December 31, 2003 and 2002, these short-term securities represent investments in commercial paper of $24,719,804 and $7,038,156, respectively. In 2002, short-term securities also included an investment in common stock of SuperGen, Inc., a related party, with a fair market value of $1,625,608 at December 31, 2002. During the fourth quarter of 2003 the Company sold all of its investment in SuperGen, Inc and recognized a gain of $3,765,752.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally five years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that increase the useful life or value are capitalized.

Amounts included in property and equipment are as follows:

As of December 31,	2003	2002

Lab equipment	$3,864,847	$3,388,902
Office equipment	490,352	435,172
Leasehold improvements	5,201,139	5,201,139
Construction in process	2,651,000	1,566,263
	12,207,338	10,591,476

Less accumulated depreciation	(5,198,912)	(4,007,186)

Property and equipment, net	$7,008,426	$6,584,290

Patent Costs

Patent costs consist primarily of legal and filing fees incurred to file patents on proprietary technology developed by the Company. Patent costs are amortized on a straight-line basis over the shorter of the estimated economic lives or the legal lives of the patents, generally 17 years.

Revenue Recognition

The Company records revenue from research contracts and grants as the services are performed and payment is reasonably assured. Upfront, nonrefundable fees and other fees associated with license and development arrangements are recognized as revenue ratably over the performance period. Revenue associated with performance milestones under license and development arrangements is recognized based upon the achievement of the milestones, as defined in the respective agreements. Fees received from SuperGen, Inc. pursuant to the Company’s Avicine shared development arrangement are netted against research and development expense since the Company and SuperGen, Inc. share equally in all clinical development and FDA registration costs. To date revenue from license and development arrangements has not been significant.

Research and Development

Research and development (R&D) expenses include related salaries, contractor fees, materials, utilities and allocations of corporate costs. R&D expenses also consist of independent R&D costs and costs associated with collaborative development arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements. Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled.

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

Year Ended December 31,	2003	2002	2001

Net loss	$(14,616,628)	$(29,359,051)	$(26,925,174)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	29,808,539	25,691,549	22,399,001
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	29,808,539	25,691,549	22,399,001
Net loss per share - basic and diluted	$(0.49)	$(1.14)	$(1.20)

*      The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Year Ended December 31,	2003	2002	2001

Warrants and stock options	14,996,243	14,572,265	13,164,794

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

	For the Year Ended December 31,
	2003	2002	2001

Net loss, as reported	$(14,616,628)	$(29,359,051)	$(26,925,174)
Deduct: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(3,436,587)	(2,177,358)	(2,447,783)
Pro forma net loss	$(18,053,215)	$(31,536,409)	$(29,372,957)
Basic and diluted net loss per share:
As reported	$(0.49)	$(1.14)	$(1.20)
Pro forma	$(0.61)	$(1.23)	$(1.31)

No stock-based employee compensation is included in net loss for any of the periods presented since all of the options were granted at the fair market value of the Company’s common stock on the date of grant. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.  Additional awards are anticipated in future years.

The value of all options granted during 2003, 2002 and 2001 using the Black-Scholes options pricing model as prescribed by SFAS 123 used the following weighted average assumptions for grants:

Year Ended December 31,	2003	2002	2001
Risk-free interest rate	2.13%	3.61%	5.56%
Expected dividend yield	0%	0%	0%
Expected lives	7.5 Years	7.5 Years	7.5 Years
Expected volatility	94%	88%	81%

Using the Black-Scholes methodology, the total value of options granted to employees during 2003, 2002 and 2001 was $397,062, $4,843,213 and $476,638, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted to employees during 2003, 2002 and 2001 was $4.29, $4.27 and $5.14, respectively.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The fair value of the options granted are expensed when the measurement date is known.  The total fair value of the options granted to non-employees in 2003 was $471,460.

Comprehensive Income (Loss)

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables in a sales arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The issuance of SAB 104 has not had any impact on the financial results of the Company.

3.  LIQUIDITY:

The Company is in the development stage. Since its inception in 1980 through December 31, 2003, the Company has incurred losses of approximately $131 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on its completing product development of its cancer vaccine, antisense and/or drug delivery products, obtaining regulatory approvals for such products and bringing these products to market. During the period required to develop these products, the Company will require substantial financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. For 2004, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $23 to $25 million. The increase from 2003 expenditures is due to the increased use of an outside GMP manufacturing contractor. Expenditures for 2004 could increase if the Company undertakes additional collaborative efforts. However, if necessary, the Company’s management has the ability to curtail expenditures because the vast majority of its costs are variable.

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

In May 2003, the Company closed a private equity financing for net proceeds of $20,757,504 with several institutional investors. The Company sold 4,500,000 shares of common stock at $5.00 per share. Investors also received a warrant for the purchase of 2,250,000 common shares for $7.00 per share. These warrants are immediately exercisable and expire in May 2008. In connection with the equity financing, the Company issued 46,211 shares of common stock to the underwriters. The underwriters also received a warrant for the purchase of 315,000 common shares for $7.00 per share. These warrants are immediately exercisable and expire in May 2008.

In December 2003, the Company closed a private equity financing for net proceeds of $13,899,007 with several institutional investors. The Company sold 3,246,753 shares of common stock at $4.62 per share. These investors received a warrant for the purchase of 1,623,377 common shares for $4.62 per share. These warrants are immediately exercisable and expire on January 22, 2004. These investors also received a warrant for the purchase of 974,026 common shares for $5.50 per share. These warrants are immediately exercisable and expire in December 2008. In connection with the equity financing, the placement agent received a warrant for the purchase of 340,909 common shares for $5.50 per share. These warrants are immediately exercisable and expire in December 2008.

In 2000, the Board of Directors and the Company’s shareholders approved the Employee Stock Purchase Plan under which the Company is authorized to sell up to 250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees may elect every six months to have up to 10% of their compensation withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the beginning-of-plan period or end-of-plan period market price of the Company’s common stock. During 2003, employees elected to purchase a total of 30,467 shares of the Company’s common stock at $4.06 per share. During 2002, employees elected to purchase a total of 31,766 shares of the Company’s common stock at $4.74 per share. During 2001, employees elected to purchase 29,419 shares of the Company’s common stock at $5.61 per share.

The Company has two stock option plans, the 2002 Equity Incentive Plan and the 1997 Stock Option Plan (the Plans). The 2002 Plan provides for the issuance of incentive stock options to employees and nonqualified stock options, stock appreciation rights and bonus rights to employees, directors of the Company and consultants. The 1997 Plan provides for the assumption of the ImmunoTherapy Options under the Merger Agreement. The Company has reserved 5,222,924 shares of common stock for issuance under the Plans. Options issued under the Plans generally vest ratably over four years and expire five to ten years from the date of grant.

A summary of the status of the Company’s stock option plans and changes are presented in the following table:

	2003		2002		2001
For the Year Ended December 31,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,668,581	$5.68	2,857,049	$5.82	2,855,296	$5.73
Granted	212,500	5.07	1,195,338	4.99	92,756	6.80
Exercised	(79,640)	3.73	(82,301)	4.22	(79,649)	3.84
Canceled	(467,580)	6.34	(301,505)	4.69	(11,354)	3.98
Options outstanding at end of year	3,333,861	5.60	3,668,581	5.68	2,857,049	5.82

Exercisable at end of year	2,556,828	$5.65	2,220,518	$5.85	2,140,114	$5.73

At December 31, 2003, 1,889,063 shares were available for future grant.

The following table summarizes information about stock options outstanding at December 31, 2003:

Exercise Price	Outstanding Shares at December 31, 2003	Weighted Average Remaining Contractual Life (Years)	Exercisable Options
$0.04	11,500	1.93	11,500
3.31	54,090	3.08	54,090
3.50	233,547	3.62	233,547
3.69	31,000	4.57	31,000
3.75	33,334	4.91	33,334
3.81	15,000	4.64	15,000
3.97	132,768	3.13	132,768
4.16	25,000	9.28	—
4.25	20,000	4.98	—
4.28	5,000	4.10	—
4.55	30,000	4.62	—
4.75	33,111	1.99	29,111
4.87	20,000	9.01	—
4.89	10,000	9.02	—
4.95	99,158	1.23	99,158
5.00	4,000	0.95	4,000
5.15	7,500	9.92	—
5.35	745,800	8.93	248,600
5.53	40,000	6.93	—
5.75	503,000	6.01	503,000
5.88	45,000	9.38	—
5.94	10,000	0.37	10,000
6.00	66,668	2.70	66,668
6.38	235,000	3.44	235,000
6.63	510,000	4.11	510,000
6.65	73,334	8.37	28,334
6.69	100,000	3.69	100,000
6.88	132,000	6.62	117,000
7.19	33,334	6.59	25,001
8.10	29,717	2.89	29,717
8.13	25,000	3.84	25,000
8.63	10,000	7.50	5,000
10.00	10,000	1.41	10,000
	3,333,861		2,556,828

The Company has also issued warrants for the purchase of common stock in conjunction with financing and compensation arrangements. The 5,503,312, 614,139, and 3,000,000 warrants granted in 2003, 2002 and 2001, respectively, have not been considered in the fair value based method of accounting defined in SFAS 123 as such warrant grants related to the raising of additional equity. A summary of the status of the Company’s warrants and changes are presented in the following table:

	2003		2002		2001
For the Year Ended December 31,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding at beginning of year	10,903,684	$15.16	10,307,745	$15.42	7,394,861	$17.49
Granted	5,503,312	5.94	614,139	10.50	3,000,000	10.00
Exercised	—	—	(17,119)	9.62	(86,027)	4.04
Expired	(4,744,614)	13.43	(1,081)	8.70	(1,089)	8.70
Warrants outstanding at end of year	11,662,382	11.20	10,903,684	15.16	10,307,745	15.42

Exercisable at end of year	9,996,504	$7.13	9,187,806	$11.47	8,541,867	$11.55

The following table summarizes information about warrants outstanding at December 31, 2003:

Exercise Price	Outstanding Warrants at December 31, 2003	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
$0.0003	16,667	No expiration date	16,667
1.14	1,000	No expiration date	1,000
4.03	414,286	0.97	414,286
4.62	2,237,516	0.66	2,237,516
5.50	1,314,935	4.94	1,314,935
7.00	2,565,000	4.34	2,565,000
8.70	297,100	1.58	297,100
10.00	3,150,000	2.42	3,150,000
35.63	1,665,878	6.25	—
	11,662,382		9,996,504

5.  INCOME TAXES:

As of December 31, 2003 the Company has net operating loss carryforwards of approximately $104,478,000, available to reduce future taxable income, which expire 2004 through 2023. Of this $104,478,000, approximately $4,150,000 relates to net operating losses assumed as part of the ImmunoTherapy Corporation acquisition. Utilization of these ImmunoTherapy Corporation net operating losses is limited to approximately $1,200,000 per year. In addition, the Internal Revenue Code rules under Section 382 could limit the future use of the remaining $100,328,000 in losses based on ownership changes and the value of the Company’s stock. Approximately $3,300,000 of the Company’s carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company’s carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from depreciation, amortization, investment write-downs, and treatment of research and development costs and deductions related to the exercise of stock options for income tax purposes.

The Company had net deferred tax assets of $46,480,000 and $41,344,000 at December 31, 2003 and 2002, primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero because it is more likely than not the deferred tax asset will not be realized. The net change in the valuation allowance for deferred tax assets was an increase of approximately $5,136,000, $13,228,000 and $10,769,000 for the years ended December 31, 2003, 2002 and 2001, respectively, mainly due to the increase in the net operating loss carryforwards, research and development tax credits and write-down of short-term securities.

An analysis of the deferred tax assets(liabilities) are as follows:

December 31,	2003	2002

Net operating loss carryforwards	$40,747,000	$30,471,000
Difference in depreciation and amortization	(727,000)	(671,000)
Investment in marketable securities	—	6,631,000
Research and development tax credits	6,460,000	4,913,000
	46,480,000	41,344,000

Valuation allowance	(46,480,000)	(41,344,000)

	$—	$—

6.  RELATED PARTY TRANSACTIONS:

In April 2000, the Company entered into an alliance with SuperGen, Inc. for shared development and marketing rights for Avicine. Under the terms of the agreement, AVI and SuperGen, Inc. will equally share in future clinical development and FDA registration costs as well as in profits from product sales in the United States. Additionally, AVI may receive up to $80 million from SuperGen, Inc. upon meeting commercialization benchmarks.

During the year ended December 31, 2003 and 2002, the Company paid Boston Healthcare Associates, Inc., of which director Andrew J. Ferrara is President, $67,900 and $73,563, respectively, for business development consulting services. The Company expects to pay Mr. Ferrara, or his firm, for additional consulting services that may be performed for the Company during 2004.

In June 2002, the Company loaned the chief executive officer of AVI $500,000 under a one year term loan. The loan was secured by the chief executive officer’s stock in AVI. Interest on the loan accrues at the rate of 4.75% per annum. This loan was made prior to the Sarbanes-Oxley Act, which prohibits loans to executives, and therefore is grandfathered in. On June 13, 2003, the loan to the Company’s chief executive officer was repaid in full with accrued interest.

7.  COMMITMENTS:

Lease Obligations

The Company leases office and laboratory facilities under various noncancelable operating leases through December 2007. Rent expense under these leases was $912,000, $946,000 and $541,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and $4,565,000 for the period from July 22, 1980 through December 31, 2003.

At December 31, 2003, the aggregate noncancelable future minimum payments under these leases are as follows:

Year ending December 31,
2004	$882,000
2005	866,000
2006	892,000
2007	879,000
Total minimum lease payments	$3,519,000

Royalty Obligations

The Company has license agreements for which it is obligated to pay the licensors a minimum annual royalty. Royalty payments under these agreements was $175,000, $175,000 and $78,750 for the years ended December 31, 2003, 2002 and 2001, respectively, and $608,750 for the period from July 22, 1980 through December 31, 2003.

At December 31, 2003, the aggregate future minimum royalty payments under these agreements are as follows:

Year ending December 31,
2004	$125,000
2005	125,000
2006	125,000
2007	125,000
2008	125,000
Thereafter	1,755,000
Total minimum royalty payments	$2,380,000

8.  FINANCIAL INFORMATION BY QUARTER (UNAUDITED):

2003 for quarter ended	December 31	September 30	June 30	March 31
Revenues from license fees, grants and research contracts	$135,181	$414,352	$162,410	$257,923

Operating expenses:
Research and development	6,405,351	3,533,868	2,539,282	2,805,895
General and administrative	888,440	1,560,026	1,177,081	933,401
	7,293,791	5,093,894	3,716,363	3,739,296

Other income (loss):
Interest income, net	296,630	75,887	56,025	62,556
Realized gain on sale of short-term securities—available-for-sale	3,765,752	—	—	—

Net loss	$(3,096,228)	$(4,603,655)	$(3,497,928)	$(3,418,817)
Net loss per share, basic and diluted	$(0.10)	$(0.15)	$(0.12)	$(0.13)
Shares used in per share calculations	32,024,069	31,186,464	29,380,554	26,567,968

2002 for quarter ended	December 31	September 30	June 30	March 31
Revenues from license fees, grants and research contracts	$169,206	$232,192	$197,691	$237,695

Operating expenses:
Research and development	3,546,654	4,594,023	7,224,095	7,049,120
General and administrative	774,417	1,009,299	895,706	1,084,519
	4,321,071	5,603,322	8,119,801	8,133,639

Other income (loss):
Interest income, net	158,031	111,169	111,207	79,851
Write-down of short-term securities—available-for-sale	—	(1,791,304)	(2,686,956)	—

Net loss	$(3,993,834)	$(7,051,265)	$(10,497,859)	$(7,816,093)
Net loss per share, basic and diluted	$(0.15)	$(0.27)	$(0.40)	$(0.33)
Shares used in per share calculations	26,485,626	26,444,102	26,353,017	23,442,127

9.  SUBSEQUENT EVENTS:

On January 22, 2004, several institutional investors exercised warrants for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share for gross proceeds of $7.5 million. The warrants had been issued pursuant to a direct equity placement of the Company’s common stock in December 2003 under the Company’s effective shelf registration. Investors also received new five-year warrants to purchase 389,611 common shares for $5.50 per share.