Form 10-Q
period 2004-03-31
AVI BIOPHARMA INC
filed 2004-05-07
CIK 873303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☒                                    No                                ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	36,093,235
(Class)	(Outstanding at May 7, 2004)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$8,687,362	$12,524,915
Short-term securities-available-for-sale	27,722,217	25,074,221
Other current assets	747,645	791,383
Total Current Assets	37,157,224	38,390,519

Property and Equipment, net of accumulated depreciation and amortization of $5,583,007 and $5,198,912	6,772,417	7,008,426
Patent Costs, net of accumulated amortization of $920,038 and $877,038	1,842,308	1,716,231
Other Assets	29,847	29,847
Total Assets	$45,801,796	$47,145,023

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,781,403	$3,052,932
Accrued employee compensation	969,008	698,061
Total Current Liabilities	2,750,411	3,750,993

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 36,093,235 and 34,465,737 issued and outstanding	3,609	3,447
Additional paid-in capital	182,193,651	174,875,072
Accumulated other comprehensive loss	(418,677)	(289,803)
Deficit accumulated during the development stage	(138,727,198)	(131,194,686)
Total Shareholders’ Equity	43,051,385	43,394,030
Total Liabilities and Shareholders’ Equity	$45,801,796	$47,145,023

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		July 22, 1980 (Inception) to
	2004	2003	March 31, 2004

Revenues, from license fees, grants and research contracts	$99,451	$257,923	$4,750,758

Operating expenses:
Research and development	6,613,988	2,805,895	91,059,140
General and administrative	1,238,201	933,401	24,387,877
Acquired in-process research and development	—	—	19,545,028
	7,852,189	3,739,296	134,992,045

Other income (loss):
Interest income, net	220,226	62,556	4,652,935
Realized gain on sale of short-term securities— available-for-sale	—	—	3,862,502
Write-down of short-term securities— available-for-sale	—	—	(17,001,348)
	220,226	62,556	(8,485,911)

Net loss	$(7,532,512)	$(3,418,817)	$(138,727,198)

Net loss per share - basic and diluted	$(0.21)	$(0.13)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	35,610,687	26,567,968

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,		For the Period July 22, 1980 (Inception) to
	2004	2003	March 31, 2004
Cash flows from operating activities:
Net loss	$(7,532,512)	$(3,418,817)	$(138,727,198)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	428,274	333,186	7,272,458
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities-available-for-sale	—	—	17,001,348
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	332,890	—	1,634,957
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	43,738	239,677	(747,645)
Other assets	—	—	(29,847)
Net increase in accounts payable and accrued employee compensation	(1,000,582)	(3,502,181)	2,870,411
Net cash used in operating activities	(7,728,192)	(6,348,135)	(94,173,475)

Cash flows from investing activities:
Purchase of property and equipment	(149,265)	(777,643)	(12,539,355)
Patent costs	(169,077)	(105,112)	(3,097,828)
Purchase of marketable securities	(13,123,205)	(997,700)	(84,755,289)
Sale of marketable securities	10,346,335	4,989,198	61,523,549
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	(3,095,212)	3,108,743	(41,246,539)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	6,985,851	26,152	144,492,813
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	6,985,851	26,152	144,107,376

Increase (decrease) in cash and cash equivalents	(3,837,553)	(3,213,240)	8,687,362

Cash and cash equivalents:
Beginning of period	12,524,915	10,384,963	—
End of period	$8,687,362	$7,171,723	$8,687,362

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Change in unrealized loss on short-term securities– available-for-sale	$(128,874)	$(376,173)	$(418,677)
Issuance of common stock and warrants for services	—	$—	$370,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month period ended March 31, 2004 and 2003 and the financial information as of March 31, 2004 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2003 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended March 31,	2004	2003
Net loss, as reported	$(7,532,512)	$(3,418,817)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(459,334)	(844,092)
Net loss, pro forma	$(7,991,846)	$(4,262,909)
Basic and diluted net loss per share:
As reported	$(0.21)	$(0.13)
Pro forma	$(0.22)	$(0.16)

To determine the fair value of stock-based awards granted during the periods presented, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2004	2003
Risk-free interest rate	2.85%	3.61%
Expected dividend yield	0%	0%
Expected lives	8.8 years	7.5 years
Expected volatility	94%	88%

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through March 31, 2004, the Company has incurred losses of approximately $139 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules, and a one-time charge of $19,545,028 for acquired in-process research and development reflecting an acquisition. The Company has not generated any material revenue from product sales to date and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its cancer vaccine, antisense and/or drug delivery products, obtaining regulatory approvals for such products and bringing these products to market. During the period required to develop these products, the Company will require substantial financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. In January 2004, several institutional investors exercised warrants for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share for net proceeds of $6,970,865 as described in Note 6. The Company believes it has sufficient cash to fund operations through 2005. For 2004, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $23 to $25 million. The increase from 2003 expenditures is due to the increased use of an outside GMP manufacturing contractor. Expenditures for 2004 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to curtail expenditures because the vast majority of its costs are variable.

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

Three Months Ended March 31,	2004	2003
Net loss	$(7,532,512)	$(3,418,817)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	35,610,687	26,567,968
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	35,610,687	26,567,968
Net loss per share - basic and diluted	$(0.21)	$(0.13)

*  The following common stock equivalents for the three months ended March 31, 2004 and 2003, respectively, are excluded from the earnings per share calculation as their effect would have been antidilutive:

	2004	2003
Warrants and stock options	14,118,326	14,585,308

Note 4.  Comprehensive Income and securities available for sale

Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on short-term securities—available-for-sale. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value. At March 31, 2004 and December 31, 2003, the Company’s investments in marketable securities had gross unrealized losses of $418,677 and $289,803, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At March 31, 2004 and December 31, 2003, these short-term securities represent investments in commercial paper of $27,366,516 and $24,719,804, respectively. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Net loss	$(7,532,512)	$(3,418,817)
Unrealized loss on short-term securities	(128,874)	(376,173)

Total comprehensive loss	$(7,661,386)	$(3,794,990)

Note 5. Recent Accounting Pronouncements

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

Note 6.  Equity Financing

On January 27, 2004, several institutional investors exercised warrants for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share for net proceeds of $6,970,865. The warrants had been issued pursuant to a direct equity placement of the Company’s common stock in December 2003 under the Company’s effective shelf registration. Investors also received new five-year warrants to purchase 389,611 common shares for $5.50 per share. These warrants are exercisable commencing on July 28, 2004 and expire on December 8, 2008.

During the three months ended March 31, 2004, the Company issued 4,121 shares of common stock for proceeds of $14,986 from the exercise of stock options.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2003 and the “Risk Factors” contained in such report.

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

Overview

From its inception in 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, has had no material revenues from the sale of products or other sources, and does not expect material revenues for the foreseeable future. Our research contract revenue is derived primarily from our alliance with Exelixis, Inc., and will vary based upon their ongoing research efforts. The Company expects to continue to incur losses for the foreseeable future as it continues to expand its research and development efforts and enter additional collaborative efforts. As of March 31, 2004, the Company’s accumulated deficit was $138,727,198.

Results of Operations

Revenues, from license fees, grants and research contracts, decreased to $99,451 in the first quarter of 2004 from $257,923 in the comparable period in 2003, primarily due to decreases in research contracts revenues, partially offset by increases in grant revenues.

Operating expenses increased to $7,852,189 in the first quarter of 2004 from $3,739,296 in the first quarter of 2003 due to increases in research and development, primarily due to higher manufacturing costs associated with the Company’s clinical development efforts, which increased to $6,613,988 in 2004 from $2,805,895 in the comparable period in 2003. Approximately $3 million of this increase was due to the Company contracting for the production of GMP subunits, or precursors, which will, in turn be converted into finished compounds by ourselves, or by others, suitable for use in human clinical trials. We expect that these expenditures will remain at approximately this level through the second quarter, and then lessen in the second half of the year. The remaining difference is due to increases in outside collaborations and regulatory affairs costs, and additional preclinical and clinical testing of the company’s products. Additionally, general and administrative costs increased to $1,238,201 in the first quarter of 2004 from $933,401 in the first quarter of 2003 to support the research expansion, and to continue to broaden the Company’s investor and public relations efforts. Net interest income increased to $220,226 in the first quarter of 2004 from $62,556 in the first quarter of 2003 due to earnings on increased cash balances.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2004 or 2005 from its business activities. The Company expects that its cash requirements through 2005 will be satisfied by existing cash resources. To fund its operations beyond 2005, the Company will need to raise additional capital. The Company will continue to look for opportunities to finance its ongoing activities and operations through accessing corporate partners or the public equity markets, as it currently has no credit facility, nor does it intend to seek one.

The Company’s cash, cash equivalents and short-term securities were $36,409,579 at March 31, 2004, compared with $37,599,136 at December 31, 2003. The decrease of $1,189,557 was due primarily to $7,728,192 used in operations and $318,342 used for purchases of property and equipment and patent related costs, offset by the receipt of $6,970,865 in net proceeds from the exercise of warrants issued to several institutional investors for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share. These warrants had been issued pursuant to a direct equity placement of the Company’s common stock in December 2003 under the Company’s effective shelf registration. These investors also received new five-year warrants to purchase 389,611 common shares for $5.50 per share. These warrants are exercisable commencing on July 28, 2004 and expire on December 8, 2008.

The Company’s short-term securities represent investments in commercial paper. The Company reviews the fair market value of its short-term securities in relation to its cost basis of the securities on a quarterly basis. If a decline in fair market value below the cost basis is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

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

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2004, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $23 to $25 million. That cost could increase if it undertakes additional collaborative efforts. However, if need be in 2004, the Company could reduce its expenditures because the vast majority of its costs are variable. Those estimated expenditures include amounts necessary to fulfill its obligations under our various collaborative, research and licensing agreements during 2004.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2003 Annual Report on Form 10-K.

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

Internal Controls and Procedures

There were no significant changes in the Company’s internal controls over financial reporting or significant changes in other factors that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the calendar quarter ended March 31, 2004.

•                  Form 8K, Items 5, 7 and 12, dated January 8, 2004, filed January 9, 2004

•                  Form 8K, Items 5, 7 and 12, dated January 9, 2004, filed January 9, 2004

•                  Form 8K, Items 5, 7 and 12, dated January 26, 2004, filed January 27, 2004

•                  Form 8K, Items 5 and 7, dated January 22, 2004, filed January 29, 2004

•                  Form 8K, Items 7 and 12, dated March 9, 2004, filed March 11, 2004

The Company did not file any other Reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, PH.D.
Denis R. Burger, Ph.D.
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)