Form 10-Q
period 2004-06-30
AVI BIOPHARMA INC
filed 2004-08-09
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	36,123,790
(Class)	(Outstanding at August 6, 2004)

AVI BIOPHARMA, INC.

FORM 10-Q

Item 1.  Financial Statements

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$11,044,909	$12,524,915
Short-term securities—available-for-sale	18,129,230	25,074,221
Other current assets	474,316	791,383
Total Current Assets	29,648,455	38,390,519

Property and Equipment, net of accumulated depreciation and amortization of $5,987,785 and $5,198,912	6,565,275	7,008,426
Patent Costs, net of accumulated amortization of $964,038 and $877,038	1,893,643	1,716,231
Other Assets	34,709	29,847
Total Assets	$38,142,082	$47,145,023

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,608,139	$3,052,932
Accrued employee compensation	558,774	698,061
Total Current Liabilities	2,166,913	3,750,993

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 36,123,790 and 34,465,737 issued and outstanding	3,612	3,447
Additional paid-in capital	182,271,542	174,875,072
Accumulated other comprehensive income	(424,825)	(289,803)
Deficit accumulated during the development stage	(145,875,160)	(131,194,686)
Total Shareholders’ Equity	35,975,169	43,394,030
Total Liabilities and Shareholders’ Equity	$38,142,082	$47,145,023

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

					July 22, 1980 (inception) through June 30, 2004
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues, from license fees, grants and research contracts	$36,271	$162,410	$135,722	$420,333	$4,787,029

Operating expenses:
Research and development	6,151,870	2,539,282	12,765,858	5,345,177	97,211,010
General and administrative	1,116,027	1,177,081	2,354,228	2,110,482	25,503,904
Acquired in-process research and development	—	—	—	—	19,545,028
	7,267,897	3,716,363	15,120,086	7,455,659	142,259,942

Other income (loss):
Interest income, net	83,664	56,025	303,890	118,581	4,736,599
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	—	—	(17,001,348)
	83,664	56,025	303,890	118,581	(8,402,247)

Net loss	$(7,147,962)	$(3,497,928)	$(14,680,474)	$(6,916,745)	$(145,875,160)

Net loss per share - basic and diluted	$(0.20)	$(0.12)	$(0.41)	$(0.25)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	36,109,016	29,380,554	35,859,852	27,982,031

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period July 22, 1980 (inception) through June 30, 2004

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(14,680,474)	$(6,916,745)	$(145,875,160)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	893,346	678,505	7,737,530
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	357,298	—	1,659,365
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Other current assets	317,067	671,068	(474,316)
Other assets	(4,862)	—	(34,709)
Net increase in accounts payable and accrued employee compensation	(1,584,080)	(3,825,858)	2,286,913
Net cash used in operating activities	(14,701,705)	(9,393,030)	(101,146,988)

Cash flows from investing activities:
Purchase of property and equipment	(363,195)	(1,118,791)	(12,753,285)
Patent costs	(264,412)	(204,674)	(3,193,163)
Purchase of marketable securities	(13,123,205)	(19,860,270)	(84,755,289)
Sale of marketable securities	19,933,174	8,268,109	71,110,388
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	6,182,362	(12,915,626)	(31,968,965)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	7,039,337	21,002,034	144,546,299
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	7,039,337	21,002,034	144,160,862

Increase (decrease) in cash and cash equivalents	(1,480,006)	(1,306,622)	11,044,909

Cash and cash equivalents:
Beginning of period	12,524,915	10,384,963	—
End of period	$11,044,909	$9,078,341	$11,044,909

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Change in unrealized loss on short-term securities—available-for-sale	$(135,022)	$761,305	$(424,825)
Issuance of common stock and warrants for services	$—	$—	370,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2004 and 2003 and the financial information as of June 30, 2004 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2003 is derived from AVI BioPharma, Inc.’s (the Company’s) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended June 30,	2004	2003
Net loss, as reported	$(7,147,962)	$(3,497,928)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(514,590)	(907,019)
Net loss, pro forma	$(7,662,552)	$(4,404,947)
Basic and diluted net loss per share:
As reported	$(0.20)	$(0.12)
Pro forma	$(0.21)	$(0.15)

Six Months Ended June 30,	2004	2003
Net loss, as reported	$(14,680,474)	$(6,916,745)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(973,924)	(1,751,111)
Net loss, pro forma	$(15,654,398)	$(8,667,856)
Basic and diluted net loss per share:
As reported	$(0.41)	$(0.25)
Pro forma	$(0.44)	$(0.31)

To determine the fair value of stock-based awards granted during the periods presented, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2004	2003
Risk-free interest rate	2.99%	3.61%
Expected dividend yield	0%	0%
Expected lives	9.2 years	7.5 years
Expected volatility	94%	88%

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through June 30, 2004, the Company has incurred losses of approximately $146 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities-available-for-sale that had an other than temporary impairment as defined by SEC accounting rules, and a one-time charge of $19,545,028 for acquired in-process research and development reflecting an acquisition. The Company has not generated any material revenue from product sales to date and there can be no assurance that revenues from product sales will be achieved. Even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its cancer vaccine, antisense and/or drug delivery products, obtaining regulatory approvals for such products and bringing these products to market. During the period required to develop these products, the Company will require substantial financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. In January 2004, several institutional investors exercised warrants for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share for net proceeds of $6,964,356 as described in Note 6. The Company believes it has sufficient cash to fund operations through 2005. For 2004, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $23 to $25 million. The increase from 2003 expenditures is due to the increased use of an outside GMP manufacturing contractor for production of GMP subunits for later conversion into finished compounds for use in clinical trials. Expenditures for 2004 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to curtail expenditures because the vast majority of the Company’s costs are variable.

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

Three Months Ended June 30,	2004	2003
Net loss	$(7,147,962)	$(3,497,928)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	36,109,016	29,380,554
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	36,109,016	29,380,554
Net loss per share - basic and diluted	$(0.20)	$(0.12)

Six Months Ended June 30,	2004	2003
Net loss	$(14,680,474)	$(6,916,745)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	35,859,852	27,982,031
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	35,859,852	27,982,031
Net loss per share - basic and diluted	$(0.41)	$(0.25)

*  The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended June 30,	2004	2003
Warrants and stock options	14,234,577	17,194,759

Six Months Ended June 30,	2004	2003
Warrants and stock options	14,234,577	17,194,759

Note 4.  Comprehensive Income and securities available for sale

Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on short-term securities—available-for-sale. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value. At June 30, 2004 and December 31, 2003, the Company’s investments in marketable securities had gross unrealized losses of $424,825 and $289,803, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At June 30, 2004 and December 31, 2003, these short-term securities represent investments in commercial paper of $17,771,858 and $24,719,804, respectively. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(7,147,962)	$(3,497,928)	$(14,680,474)	$(6,916,745)
Unrealized gain (loss) on short-term securities	(6,148)	1,137,478	(135,022)	761,305

Total comprehensive loss	$(7,154,110)	$(2,360,450)	$(14,815,496)	$(6,155,440)

Note 5. Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables in a sales arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue-recognition policy must be determined for each identified unit. If the sales arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire sales arrangement. The issuance of SAB 104 has not had any impact on the financial results of the Company.

Note 6.  Equity Financing

On January 27, 2004, several institutional investors exercised warrants for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share, for net proceeds of $6,964,356. The warrants had been issued pursuant to a direct equity placement of the Company’s common stock in December 2003 under the Company’s effective shelf registration. Investors also received new five-year warrants to purchase 389,611 common shares for $5.50 per share. These warrants are exercisable commencing on July 28, 2004 and expire on December 8, 2008.

During the six months ended June 30, 2004, the Company issued 4,121 shares of common stock for proceeds of $14,986 from the exercise of stock options and 30,555 shares of common stock for proceeds of $59,995 from sales under the Company’s employee stock purchase plan.

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

Overview

From its inception in 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, has had no material revenues from the sale of products or other sources, and does not expect material revenues for the foreseeable future. Our research contract revenue is derived primarily from our alliance with Exelixis, Inc., and will vary based upon the ongoing research efforts of Exelixis. The Company expects to continue to incur losses for the foreseeable future as it continues to expand its research and development efforts and enter additional collaborative efforts. As of June 30, 2004, the Company’s accumulated deficit was $145,875,160. The net loss for the six months ended June 30, 2004 approximately doubled compared to the six months ended June 30, 2003 primarily due to contracting for the production of GMP subunits as discussed in the Results of Operations below.

Results of Operations

Revenues, from license fees, grants and research contracts, decreased to $36,271 in the second quarter of 2004 from $162,410 in the second quarter of 2003. Revenues from license fees, grants and research contracts, decreased to $135,722 for the six months ended June 30, 2004 from $420,333 for the comparable period of 2003, primarily due to decreases in both grants and research contract revenues in 2004.

Operating expenses increased to $7,267,897 in the second quarter of 2004 from $3,716,363 in the second quarter of 2003 and to $15,120,086 for the six months ended

June 30, 2004 from $7,455,659 for the comparable period of 2003 due to increases in research and development. These increases were primarily due to higher manufacturing costs associated with the Company’s clinical development efforts, which increased to $6,151,870 in the second quarter of 2004 from $2,539,282 in the second quarter of 2003 and to $12,765,858 for the six months ended June 30, 2004 from $5,345,177 for the comparable period in 2003. Approximately $3 million of this increase in the second quarter of 2004 and approximately $6 million of this increase for the six months ended June 30, 2004 was due to the Company contracting for the production of GMP subunits, or precursors, which, in turn, will be converted into finished compounds by ourselves or by others suitable for use in human clinical trials. We expect these expenditures to lessen significantly in the second half of the year as subunits produced in the first six months of 2004 are adequate for currently ongoing clinical development efforts. The remaining difference is due to increases in outside collaborations and regulatory affairs costs, and additional preclinical and clinical testing of the Company’s products. General and administrative costs decreased slightly to $1,116,027 in the second quarter of 2004 from $1,177,081 in the second quarter of 2003. General and administrative costs increased to $2,354,228 for the six months ended June 30, 2004 from $2,110,482 for the comparable period in 2003 to support the research expansion and to continue to broaden the Company’s investor and public relations efforts. Net interest income increased to $83,664 in the second quarter of 2004 from $56,025 in the second quarter of 2003 and to $303,890 for the six months ended June 30, 2004 from $118,581 for the comparable period in 2003 due to earnings on increased cash balances.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2004 or 2005 from its business activities. The Company expects that its cash requirements through 2005 will be satisfied by existing cash resources. To fund its operations beyond 2005, the Company will need to raise additional capital. In June 2004, the Company was informed that $10 million of government funding had been allocated for work on two viral disease research projects. Subsequently, the allocation was modified to a total of $5 million, subject to final approval by the President. The Company will continue to look for opportunities to finance its ongoing activities and operations through accessing corporate partners or the public equity markets, as it currently has no credit facility and does not intend to seek one.

The Company’s cash, cash equivalents and short-term securities were $29,174,139 at June 30, 2004, compared with $37,599,136 at December 31, 2003. The decrease of $8,424,997 was due primarily to $14,701,705 used in operations and $627,607 used for purchases of property and equipment and patent related costs, offset by the receipt of $6,964,356 in net proceeds from the exercise of warrants issued to several institutional investors for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share. These warrants had been issued pursuant to a direct equity placement of the Company’s common stock in December 2003 under the Company’s effective shelf registration. These investors also received new five-year warrants to purchase 389,611 common shares for $5.50 per share. These warrants are exercisable commencing on July 28, 2004 and expire on December 8, 2008.

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

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2004, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $23 to $25 million. That cost could increase if it undertakes additional collaborative efforts. However, if necessary in 2004, the Company could reduce its expenditures because the vast majority of its costs are variable. Those estimated expenditures include amounts necessary to fulfill its obligations under our various collaborative, research and licensing agreements during 2004.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e)

under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer, the President and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 5, 2004, at the Annual Meeting of the Company’s Shareholders (“Annual Meeting”), the shareholders approved each of the proposals set forth in the Company’s Proxy Statement dated April 8, 2004, briefly described below:

(i)            The shareholders were requested to elect and elected the following individuals to the Board of Directors:

Nominees	For	Withheld/Against

Jack L. Bowman	30,418,247	223,161
James B. Hicks, Ph.D.	30,340,663	300,745
Alan P. Timmins	30,137,099	504,309
Dwight D. Weller, Ph.D.	30,416,552	224,856

Besides the foregoing directors, the following directors whose term expires in 2005, continued as directors following the Annual Meeting: Denis R. Burger, Ph.D., Patrick L. Iversen, Ph.D., John C. Hodgman, John W. Fara, Ph.D., and Raymond  Ruddon, M.D., Ph.D.

(ii)           The shareholders were asked to approve the selection of KPMG LLP as the Company’s independent auditors. The proposal was approved by the shareholders, as 30,488,736 votes were cast for the proposal, 84,893 votes were against, 67,849 votes abstained and 5,460,197 votes were not voted.

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

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004		AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)