Form 10-Q
period 2004-09-30
AVI BIOPHARMA INC
filed 2004-11-09
CIK 873303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	36,123,790
(Class)	(Outstanding at November 5, 2004)

AVI BIOPHARMA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets – September 30, 2004 and December 31, 2003 (unaudited)

Statements of Operations – Three and Nine Months Ended September 30, 2004 and 2003 and from July 22, 1980 (inception) through September 30, 2004 (unaudited)

Statements of Cash Flows – Nine Months Ended September 30, 2004 and 2003 and from July 22, 1980 (inception) through September 30, 2004 (unaudited)

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 6.	Exhibits

Signatures

Exhibits

Item 1.  Financial Statements

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$12,341,849	$12,524,915
Short-term securities-available-for-sale	10,762,976	25,074,221
Other current assets	698,789	791,383
Total Current Assets	23,803,614	38,390,519

Property and Equipment, net of accumulated depreciation and amortization of $6,412,930 and $5,198,912	6,588,211	7,008,426
Patent Costs, net of accumulated amortization of $1,010,038 and $877,038	1,946,660	1,716,231
Other Assets	34,709	29,847
Total Assets	$32,373,194	$47,145,023

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$737,067	$3,052,932
Accrued employee compensation	612,370	698,061
Total Current Liabilities	1,349,437	3,750,993

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 36,123,790 and 34,465,737 issued and outstanding	3,612	3,447
Additional paid-in capital	182,297,550	174,875,072
Accumulated other comprehensive loss	(295,279)	(289,803)
Deficit accumulated during the development stage	(150,982,126)	(131,194,686)
Total Shareholders’ Equity	31,023,757	43,394,030
Total Liabilities and Shareholders’ Equity	$32,373,194	$47,145,023

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,		July 22, 1980 (inception) through
	2004	2003	2004	2003	September 30, 2004

Revenues from license fees, grants and research contracts	$9,151	$414,352	$144,873	$834,685	$4,796,180

Operating expenses:
Research and development	4,167,209	3,533,868	16,933,067	8,879,045	101,378,219
General and administrative	964,700	1,560,026	3,318,928	3,670,508	26,468,604
Acquired in-process research and development	—	—	—	—	19,545,028
	5,131,909	5,093,894	20,251,995	12,549,553	147,391,851

Other income (loss):
Interest income, net	15,792	75,887	319,682	194,468	4,752,391
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	—	—	(17,001,348)
	15,792	75,887	319,682	194,468	(8,386,455)

Net loss	$(5,106,966)	$(4,603,655)	$(19,787,440)	$(11,520,400)	$(150,982,126)

Net loss per share - basic and diluted	$(0.14)	$(0.15)	$(0.55)	$(0.40)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	36,123,790	31,186,464	35,948,473	29,061,913

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,		For the Period July 22, 1980 (inception) through
	2004	2003	September 30, 2004
Cash flows from operating activities:
Net loss	$(19,787,440)	$(11,520,400)	$(150,982,126)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,369,425	1,028,170	8,213,609
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities-available-for-sale	—	—	17,001,348
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	383,306	—	1,685,373
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Other current assets	92,594	453,605	(698,789)
Other assets	(4,862)	—	(34,709)
Net increase (decrease) in accounts payable and accrued employee compensation	(2,401,556)	(2,813,262)	1,469,437
Net cash used in operating activities	(20,348,533)	(12,851,887)	(106,793,816)

Cash flows from investing activities:
Purchase of property and equipment	(816,210)	(1,329,258)	(13,206,300)
Patent costs	(363,429)	(297,992)	(3,292,180)
Purchase of marketable securities	(13,123,205)	(26,787,951)	(84,755,289)
Sale of marketable securities	27,428,974	16,291,278	78,606,188
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	13,126,130	(12,123,923)	(25,025,197)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	7,039,337	21,120,871	144,546,299
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	7,039,337	21,120,871	144,160,862

Increase (decrease) in cash and cash equivalents	(183,066)	(3,854,939)	12,341,849

Cash and cash equivalents:
Beginning of period	12,524,915	10,384,963	—
End of period	$12,341,849	$6,530,024	$12,341,849

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on short-term securities—available-for-sale	$(5,476)	$1,724,131	$(295,279)
Issuance of common stock and warrants for services	$—	$—	370,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2004 and 2003 and the financial information as of September 30, 2004 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2003 is derived from AVI BioPharma, Inc.’s (the Company’s) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended September 30,	2004	2003
Net loss, as reported	$(5,106,966)	$(4,603,655)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(508,146)	(956,163)
Net loss, pro forma	$(5,615,112)	$(5,559,818)
Basic and diluted net loss per share:
As reported	$(0.14)	$(0.15)
Pro forma	$(0.16)	$(0.18)

Nine Months Ended September 30,	2004	2003
Net loss, as reported	$(19,787,440)	$(11,520,400)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(1,482,070)	(2,707,274)
Net loss, pro forma	$(21,269,510)	$(14,227,674)
Basic and diluted net loss per share:
As reported	$(0.55)	$(0.40)
Pro forma	$(0.59)	$(0.49)

To determine the fair value of stock-based awards granted during the periods presented, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2004	2003
Risk-free interest rate	2.99%	2.87%
Expected dividend yield	0%	0%
Expected lives	9.2 years	8.0 years
Expected volatility	94%	91%

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through September 30, 2004, the Company has incurred losses of approximately $151 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules, and a one-time charge in 1998 of $19,545,028 for acquired in-process research and development reflecting an acquisition. The Company has not generated any material revenue from product sales to date and there can be no assurance that revenues from product sales will be achieved. Even if the Company does achieve revenues from product sales, the Company, nevertheless, expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its cancer vaccine and, antisense and/or drug delivery products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. In January 2004, several institutional investors exercised warrants for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share for net proceeds of $6,964,356 as described in Note 6. The Company believes it has sufficient cash to fund operations through 2005. For 2004, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $23 to $25 million. The increase from 2003 expenditures is due to the increased use of an outside GMP manufacturing contractor for production of GMP subunits for later conversion into finished compounds for use in clinical trials. Expenditures for 2004 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to significantly curtail certain expenditures because the vast majority of the Company’s costs are variable.

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

Three Months Ended September 30,	2004	2003
Net loss	$(5,106,966)	$(4,603,655)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	36,123,790	31,186,464
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	36,123,790	31,186,464
Net loss per share - basic and diluted	$(0.14)	$(0.15)

Nine Months Ended September 30,	2004	2003
Net loss	$(19,787,440)	$(11,520,400)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	35,948,473	29,061,913
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	35,948,473	29,061,913
Net loss per share - basic and diluted	$(0.55)	$(0.40)

* The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended September 30,	2004	2003
Warrants and stock options	14,231,642	12,426,978

Nine Months Ended September 30,	2004	2003
Warrants and stock options	14,231,642	12,426,978

Note 4.  Comprehensive Loss

Comprehensive Loss includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “accumulated other comprehensive loss” is unrealized gain (loss) on short-term securities—available-for-sale. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value. At September 30, 2004 and December 31, 2003, the Company’s investments in marketable securities had gross unrealized losses of $295,279 and $289,803, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At September 30, 2004 and December 31, 2003, these short-term securities represent investments in commercial paper of $10,404,338 and $24,719,804, respectively. The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(5,106,966)	$(4,603,655)	$(19,787,440)	$(11,520,400)
Unrealized gain (loss) on short-term securities—available-for-sale	129,546	962,826	(5,476)	1,724,131

Total comprehensive loss	$(4,977,420)	$(3,640,829)	$(19,792,916)	$(9,796,269)

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

During the nine months ended September 30, 2004, the Company issued 4,121 shares of common stock for proceeds of $14,986 from the exercise of stock options and 30,555 shares of common stock for proceeds of $59,995 from sales under the Company’s employee stock purchase plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2003 and the “Risk Factors” contained in such report.

Forward-Looking Information

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward looking statements are identified by such words as “believe,” “expect,” “anticipate” and words of similar import. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the success of raising funds in the current offering or future offerings under our current shelf registration, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company’s Securities and Exchange Commission filings, that could cause actual results to differ materially from the expected results reflected in such forward looking statements.

Overview

From its inception in 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, has had no material revenues from the sale of products or other sources and does not expect material revenues for the foreseeable future. Our research contract revenue is derived primarily from our alliance with Exelixis, Inc., and will vary based upon the ongoing research efforts of Exelixis. The Company expects to continue to incur losses for the foreseeable future as it continues its research and development efforts and enter additional collaborative efforts. As of September 30, 2004, the Company’s accumulated deficit was $150,982,126. The net loss for the nine months ended September 30, 2004 was significantly higher compared to the nine months ended September 30, 2003, primarily due to contracting for the production of GMP subunits as discussed in the Results of Operations below.

Results of Operations

Revenues from license fees, grants and research contracts decreased to $9,151 in the third quarter of 2004 from $414,352 in the third quarter of 2003. Revenues from license fees, grants and research contracts decreased to $144,873 for the nine months ended September 30, 2004 from $834,685 for the comparable period of 2003, primarily due to decreases in both grants and research contract revenues in 2004.

Operating expenses increased to $5,131,909 in the third quarter of 2004 from $5,093,894 in the third quarter of 2003 and to $20,251,995 for the nine months ended September 30, 2004 from $12,549,553 for the comparable period of 2003 due to increases in research and development. These increases were primarily due to higher manufacturing costs associated with the Company’s clinical development efforts, which increased to $4,167,209 in the third quarter of 2004 from $3,533,868 in the third quarter of 2003 and to $16,933,067 for the nine months ended September 30, 2004 from $8,879,045 for the comparable period in 2003. Approximately $500,000 of this increase in the third quarter of 2004 and approximately $6.5 million of this increase for the nine months ended September 30, 2004 was due to the Company contracting for the production of GMP subunits, or precursors, which, in turn, will be converted into finished compounds by ourselves or by others suitable for use in human clinical trials. These expenditures decreased significantly in the third quarter of 2004 compared to the first and second quarters of 2004 and we expect these expenditures to continue to lessen significantly in the remainder of 2004 as subunits produced in the first nine months of 2004 are adequate for currently ongoing clinical development efforts. The remaining difference is due to increases in outside collaborations and regulatory affairs costs, and additional preclinical and clinical testing of the Company’s products. General and administrative costs decreased to $964,700 in the third quarter of 2004 from $1,560,026 in the third quarter of 2003 and to $3,318,928 for the nine months ended September 30, 2004 from $3,670,508 for the comparable period in 2003. Net interest income decreased to $15,792 in the third quarter of 2004 from $75,887 in the third quarter of 2003. Net interest income increased to $319,682 for the nine months ended September 30, 2004 from $194,468 for the comparable period in 2003 due to earnings on increased cash balances.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2004 or 2005 from its business activities. The Company expects that its cash requirements through 2005 will be satisfied by existing cash resources. To fund its operations beyond 2005, the Company will need to raise additional capital. The Company was informed in the third quarter of 2004 that it had been allocated $5 million in government funding for the 2005 fiscal year, for work on two viral disease research projects. These funds have not been received and are not reflected in the financial statements. The Company will continue to look for opportunities to finance its ongoing activities and operations through accessing corporate partners or the public equity markets, as it currently has no credit facility and does not intend to seek one.

The Company’s cash, cash equivalents and short-term securities were $23,104,825 at September 30, 2004, compared with $37,599,136 at December 31, 2003. The decrease of $14,494,311 was due primarily to $20,348,533 used in operations and $1,179,639 used for purchases of property and equipment and patent related costs, offset by the receipt of $6,964,356 in net proceeds from the exercise of warrants issued to several institutional investors for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share. These warrants had been issued pursuant to a direct equity placement of the Company’s common stock in December 2003 under the Company’s effective shelf registration. These investors also received new five-year warrants to purchase 389,611 common shares for $5.50 per share. These warrants are exercisable commencing on July 28, 2004 and expire on December 8, 2008.

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

The Company’s future expenditures and capital requirements depend on numerous factors, most of which are difficult to project beyond the short term. These include, without limitation, the progress of its research and development programs, the progress of its pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, its ability to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of its products. The Company’s cash requirements are expected to continue to increase each year as the Company expands its activities and operations. There can be no assurance, however, that the Company will ever be able to generate product revenues or achieve or sustain profitability.

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2004, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $23 to $25 million. That cost could increase if it undertakes additional collaborative efforts. The Company’s expenditures for 2005 are expected to be greater than or equal to the 2004 estimate. However, if need be in 2005, the Company could reduce its expenditures because the vast majority of its costs are variable. Those estimated expenditures include amounts necessary to fulfill its obligations under its various collaborative, research and licensing agreements during 2004 and 2005.

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

(b) Reports on Form 8-K. The following report on Form 8-K was filed during the calendar quarter ended September 30, 2004.

•                  Form 8K, Items 7 and 12, dated August 5, 2004, filed August 5, 2004

The Company did not file any other Reports on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)