Form 10-Q
period 2005-03-31
AVI BIOPHARMA INC
filed 2005-05-10
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	44,149,884
(Class)	(Outstanding at May 6, 2005)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$34,356,842	$16,654,829
Short-term securities—available-for-sale	2,834,650	2,860,487
Other current assets	283,117	683,075
Total Current Assets	37,474,609	20,198,391

Property and Equipment, net of accumulated depreciation and amortization of $7,163,351 and $6,729,046	6,143,778	6,313,644
Patent Costs, net of accumulated amortization of $1,109,788 and $1,061,788	2,042,217	1,968,987
Other Assets	37,609	37,609
Total Assets	$45,698,213	$28,518,631

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,574,051	$1,456,196
Accrued employee compensation	703,863	793,402
Total Current Liabilities	2,277,914	2,249,598

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 44,147,053 and 36,143,153 issued and outstanding	4,415	3,614
Additional paid-in capital	204,887,443	182,370,440
Accumulated other comprehensive loss	—	(132,641)
Deficit accumulated during the development stage	(161,471,559)	(155,972,380)
Total Shareholders’ Equity	43,420,299	26,269,033
Total Liabilities and Shareholders’ Equity	$45,698,213	$28,518,631

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

			July 22, 1980
	Three months ended March 31,		(Inception) to
	2005	2004	March 31, 2005

Revenues from license fees, grants and research contracts	$45,192	$99,451	$5,126,960

Operating expenses:
Research and development	4,141,904	6,613,988	109,325,781
General and administrative	1,448,530	1,238,201	29,333,937
Acquired in-process research and development	—	—	19,545,028
	5,590,434	7,852,189	158,204,746

Other income (loss):
Interest income, net	46,063	220,226	4,745,073
Realized gain on sale of short-term securities—available-for-sale	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	(17,001,348)
	46,063	220,226	(8,393,773)

Net loss	$(5,499,179)	$(7,532,512)	$(161,471,559)

Net loss per share - basic and diluted	$(0.13)	$(0.21)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	42,455,512	35,610,687

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			July 22, 1980
	Three months ended March 31,		(Inception) to
	2005	2004	March 31, 2005
Cash flows from operating activities:
Net loss	$(5,499,179)	$(7,532,512)	$(161,471,559)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	484,038	428,274	9,216,230
Loss on disposal of assets	1,028	—	87,975
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	206,329	332,890	1,930,031
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	399,958	43,738	(283,117)
Other assets	—	—	(37,609)
Net increase (decrease) in accounts payable and accrued employee compensation	28,316	(1,000,582)	2,397,914
Net cash used in operating activities	(4,379,510)	(7,728,192)	(114,606,746)

Cash flows from investing activities:
Purchase of property and equipment	(267,200)	(149,265)	(13,727,628)
Patent costs	(121,230)	(169,077)	(3,512,572)
Purchase of marketable securities	(3,187,858)	(13,123,205)	(87,943,147)
Sale of marketable securities	3,346,336	10,346,335	90,017,651
Acquisition costs	—	—	(2,377,616)
Net cash used in investing activities	(229,952)	(3,095,212)	(17,543,312)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	22,311,475	6,985,851	166,892,337
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	22,311,475	6,985,851	166,506,900

Increase (decrease) in cash and cash equivalents	17,702,013	(3,837,553)	34,356,842

Cash and cash equivalents:
Beginning of period	16,654,829	12,524,915	—
End of period	$34,356,842	$8,687,362	$34,356,842

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on short-term securities—available-for-sale	$132,641	$(128,874)	$—
Issuance of common stock and warrants for services	—	$—	$370,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month period ended March 31, 2005 and 2004 and the financial information as of March 31, 2005 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended March 31,	2005	2004
Net loss, as reported	$(5,499,179)	$(7,532,512)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(463,041)	(459,334)
Net loss, pro forma	$(5,962,220)	$(7,991,846)
Basic and diluted net loss per share:
As reported	$(0.13)	$(0.21)
Pro forma	$(0.14)	$(0.22)

To determine the fair value of stock-based awards granted during the periods presented, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2005	2004
Risk-free interest rate	3.43%	2.85%
Expected dividend yield	0%	0%
Expected lives	9.1 years	8.8 years
Expected volatility	94%	94%

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through March 31, 2005, the Company has incurred losses of approximately $161 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its cancer vaccine and, antisense and/or drug delivery products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. On January 19, 2005, the Company closed a private equity financing for net proceeds of $22,300,338 with several institutional investors. The Company sold 8,000,000 shares of common stock at $3.00 per share, together with warrants to acquire an additional 1,600,000 shares of common stock, as described in Note 6. The Company believes it has sufficient cash to fund operations through mid-year 2006. For 2005, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $25 to $27 million. Expenditures for 2005 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to significantly curtail certain expenditures because a significant amount of the Company’s costs are variable.

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

Three Months Ended March 31,	2005	2004
Net loss	$(5,499,179)	$(7,532,512)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	42,455,512	35,610,687
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	42,455,512	35,610,687
Net loss per share - basic and diluted	$(0.13)	$(0.21)

*  The following common stock equivalents for the three months ended March 31, 2005 and 2004, respectively, are excluded from the earnings per share calculation as their effect would have been antidilutive:

	2005	2004
Warrants and stock options	16,950,059	14,118,326

Note 4.  Comprehensive Income and securities available for sale

Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on short-term securities—available-for-sale. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value. At March 31, 2005 and December 31, 2004, the Company’s investments in marketable securities had gross unrealized losses of $0 and $132,641, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At March 31, 2005 and December 31, 2004, these short-term securities represent investments in commercial paper of $2,473,367 and $2,500,592, respectively. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2005	2004

Net loss	$(5,499,179)	$(7,532,512)
Unrealized gain (loss) on short-term securities	132,641	(128,874)

Total comprehensive loss	$(5,366,538)	$(7,661,386)

Note 5. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for the first annual reporting period beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 above for the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Note 6.  Equity Financing

On January 19, 2005, the Company closed a private equity financing for net proceeds of $22,300,338 with several institutional investors. The Company sold 8,000,000 shares of common stock at $3.00 per share. These investors received a warrant for the purchase of 1,600,000 common shares for $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009. In connection with the equity financing, the placement agent received a warrant for the purchase of 560,000 common shares for $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009.

During the three months ended March 31, 2005, the Company issued 3,900 shares of common stock for proceeds of $11,137 from the exercise of stock options.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2004 and the “Risk Factors” contained in such report.

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

Overview

From its inception in 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, has had no material revenues from the sale of products or other sources and does not expect material revenues for the foreseeable future. Our research contract revenue is derived primarily from our alliance with Exelixis, Inc., and will vary based upon the ongoing research efforts of Exelixis. The Company expects to continue to incur losses for the foreseeable future as it continues its research and development efforts and enter additional collaborative efforts. As of March 31, 2005, the Company’s accumulated deficit was $161,471,559.

Results of Operations

Revenues from license fees, grants and research contracts, decreased to $45,192 in the first quarter of 2005 from $99,451 in the comparable period in 2004, primarily due to decreases in research contracts revenues, partially offset by increases in grant revenues.

Operating expenses decreased to $5,590,434 in the first quarter of 2005 from $7,852,189 in the first quarter of 2004 due to decreases in research and development, which decreased to $4,141,904 in 2005 from $6,613,988 in the comparable period in 2004. Approximately $2.4 million of this research and development decrease was due to lower contracting costs for the production of GMP subunits. The remaining difference is due to decreases in outside collaborations and regulatory affairs costs, and reduced preclinical and clinical testing of the company’s products. Additionally, general and administrative costs increased to $1,448,530 in the first quarter of 2005 from $1,238,201 in the first quarter of 2004. Approximately $200,000 of this general and administrative increase was due to additional clinical and business development staff hired after the first quarter of 2004. The remaining difference is to support clinical programs, and to continue to broaden the Company’s investor and public relations efforts. Net interest income decreased to $46,063 in the first quarter of 2005 from $220,226 in the first quarter of 2004 due to decreases in average cash, cash equivalents and short-term securities and decreases in average interest rates of the Company’s interest earning investments.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2005 or 2006 from its business activities. The Company expects that its cash requirements through mid-year 2006 will be satisfied by existing cash resources. To fund its operations beyond mid-year 2006, the Company will need to raise additional capital. The Company was informed in the third quarter of 2004 that it had been allocated $5 million in government funding for the 2005 fiscal year, for work on two viral disease research projects. These funds have not been received and are not reflected in the financial statements. The Company will continue to look for opportunities to finance its ongoing activities and operations through accessing corporate partners or the public equity markets, as it currently has no credit facility, nor does it intend to seek one.

The Company’s cash, cash equivalents and short-term securities were $37,191,492 at March 31, 2005, compared with $19,515,316 at December 31, 2004. The increase of $17,676,176 was due primarily to the receipt of $22,300,338 in net proceeds from a private equity financing with several institutional investors completed in January 2005, offset by $4,379,510 used in operations and $388,430 used for purchases of property and equipment and patent related costs. The Company sold 8,000,000 shares of common stock at $3.00 per share to these investors. In addition, these investors received a warrant for the purchase of 1,600,000 common shares for $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009. In connection with the equity financing, the placement agent received a warrant for the purchase of 560,000 common shares for $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009.

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

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2005, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $25 to $27 million. That cost could increase if it undertakes additional collaborative efforts. However, if need be in 2005, the Company could reduce its expenditures because a significant amount of its costs are variable. Those estimated expenditures include amounts necessary to fulfill its obligations under our various collaborative, research and licensing agreements during 2005.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2004 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer, the President and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

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

Date: May 10, 2005	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information
Officer
(Principal Financial and Accounting Officer)