Form 10-Q
period 2005-06-30
AVI BIOPHARMA INC
filed 2005-08-09
CIK 873303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes     ☒          No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒          No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	44,184,293
(Class)	(Outstanding at August 5, 2005)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$27,346,075	$16,654,829
Short-term securities—available-for-sale	4,840,163	2,860,487
Other current assets	244,696	683,075
Total Current Assets	32,430,934	20,198,391

Property and Equipment, net of accumulated depreciation and amortization of $7,595,485 and $6,729,046	6,007,775	6,313,644
Patent Costs, net of accumulated amortization of $1,161,788 and $1,061,788	2,066,631	1,968,987
Other Assets	37,609	37,609
Total Assets	$40,542,949	$28,518,631

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,256,438	$1,456,196
Accrued employee compensation	670,222	793,402
Total Current Liabilities	1,926,660	2,249,598

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 44,184,293 and 36,143,153 issued and outstanding	4,418	3,614
Additional paid-in capital	205,016,072	182,370,440
Accumulated other comprehensive loss	—	(132,641)
Deficit accumulated during the development stage	(166,404,201)	(155,972,380)
Total Shareholders’ Equity	38,616,289	26,269,033
Total Liabilities and Shareholders’ Equity	$40,542,949	$28,518,631

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,		July 22, 1980 (inception) through
	2005	2004	2005	2004	June 30, 2005

Revenues from license fees, grants and research contracts	$39,317	$36,271	$84,509	$135,722	$5,166,277

Operating expenses:
Research and development	3,915,155	6,151,870	8,057,059	12,765,858	113,240,936
General and administrative	1,272,529	1,116,027	2,721,059	2,354,228	30,606,466
Acquired in-process research and development	—	—	—	—	19,545,028
	5,187,684	7,267,897	10,778,118	15,120,086	163,392,430

Other income (loss):
Interest income, net	215,725	83,664	261,788	303,890	4,960,798
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	—	—	(17,001,348)
	215,725	83,664	261,788	303,890	(8,178,048)

Net loss	$(4,932,642)	$(7,147,962)	$(10,431,821)	$(14,680,474)	$(166,404,201)

Net loss per share - basic and diluted	$(0.11)	$(0.20)	$(0.24)	$(0.41)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	44,167,565	36,109,016	43,316,268	35,859,852

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

			For the Period July 22, 1980
	Six months ended June 30,		(inception) through
	2005	2004	June 30, 2005
Cash flows from operating activities:
Net loss	$(10,431,821)	$(14,680,474)	$(166,404,201)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	975,604	893,346	9,707,796
Loss on disposal of assets	3,557	—	90,504
Realized gain on sale of short-term securities— available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	267,005	357,298	1,990,707
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Related party receivables and other current assets	438,379	317,067	(244,696)
Other assets	—	(4,862)	(37,609)
Net increase (decrease) in accounts payable and accrued employee compensation	(322,938)	(1,584,080)	2,046,660
Net cash used in operating activities	(9,070,214)	(14,701,705)	(119,297,450)

Cash flows from investing activities:
Purchase of property and equipment	(573,292)	(363,195)	(14,033,720)
Patent costs	(197,644)	(264,412)	(3,588,986)
Purchase of marketable securities	(7,649,497)	(13,123,205)	(92,404,786)
Sale of marketable securities	5,802,462	19,933,174	92,473,777
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	(2,617,971)	6,182,362	(19,931,331)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	22,379,431	7,039,337	166,960,293
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	22,379,431	7,039,337	166,574,856

Increase (decrease) in cash and cash equivalents	10,691,246	(1,480,006)	27,346,075

Cash and cash equivalents:
Beginning of period	16,654,829	12,524,915	—
End of period	$27,346,075	$11,044,909	$27,346,075

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on short-term securities—available-for-sale	$132,641	$(135,022)	$—
Issuance of common stock and warrants for services	$—	$—	370,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2005 and 2004 and the financial information as of June 30, 2005 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended June 30,	2005	2004
Net loss, as reported	$(4,932,642)	$(7,147,962)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(572,022)	(514,590)
Net loss, pro forma	$(5,504,664)	$(7,662,552)
Basic and diluted net loss per share:
As reported	$(0.11)	$(0.20)
Pro forma	$(0.12)	$(0.21)

Six Months Ended June 30,	2005	2004
Net loss, as reported	$(10,431,821)	$(14,680,474)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(1,035,063)	(973,924)
Net loss, pro forma	$(11,466,884)	$(15,654,398)
Basic and diluted net loss per share:
As reported	$(0.24)	$(0.41)
Pro forma	$(0.26)	$(0.44)

To determine the fair value of stock-based awards granted during the periods presented, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2005	2004
Risk-free interest rate	3.4%	3.0%
Expected dividend yield	0%	0%
Expected lives	9.1 years	9.2 years
Expected volatility	94%	94%

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through June 30, 2005, the Company has incurred losses of approximately $166 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial additional financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. On January 19, 2005, the Company closed a private equity financing for net proceeds of $22,300,338 with several institutional investors. The Company sold 8,000,000 shares of common stock at $3.00 per share, together with warrants to acquire an additional 1,600,001 shares of common stock, as described in Note 6. The Company believes it has sufficient cash to fund operations through mid-year 2006. For 2005, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $23 to $25 million. Expenditures for 2005 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to significantly curtail certain expenditures because a significant amount of the Company’s costs are variable.

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

Three Months Ended June 30,	2005	2004
Net loss	$(4,932,642)	$(7,147,962)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	44,167,565	36,109,016
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	44,167,565	36,109,016
Net loss per share - basic and diluted	$(0.11)	$(0.20)

Six Months Ended June 30,	2005	2004
Net loss	$(10,431,821)	$(14,680,474)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	43,316,268	35,859,852
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	43,316,268	35,859,852
Net loss per share - basic and diluted	$(0.24)	$(0.41)

*  The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

Three Months Ended June 30,	2005	2004
Warrants and stock options	16,855,638	14,234,577

Six Months Ended June 30,	2005	2004
Warrants and stock options	16,855,638	14,234,577

Note 4.  Comprehensive Income and securities available for sale

Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on short-term securities—available-for-sale. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value. At June 30, 2005 and December 31, 2004, the Company’s investments in marketable securities had gross unrealized losses of $0 and $132,641, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At June 30, 2005 and December 31, 2004, these short-term available-for-sale securities represent investments in commercial paper of $2,471,275 and $2,500,592, respectively. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(4,932,642)	$(7,147,962)	$(10,431,821)	$(14,680,474)
Unrealized gain (loss) on short-term securities	0	(6,148)	132,641	(135,022)

Total comprehensive loss	$(4,932,642)	$(7,154,110)	$(10,299,180)	$(14,815,496)

Note 5. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for the first annual reporting period beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 above for the pro forma net income (loss) and net income (loss) per share amounts, for the three and six months ended June 30, 2005 and 2004. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Note 6.  Equity Financing

On January 19, 2005, the Company closed a private equity financing for net proceeds of $22,300,338 with several institutional investors. The Company sold 8,000,000 shares of common stock at $3.00 per share. These investors received warrants for the purchase of 1,600,001 common shares at $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009. In connection with the equity financing, the placement agent received a warrant for the purchase of an additional 560,000 common shares at $5.00 per share. These warrants also are exercisable starting July 19, 2005 and expire on July 19, 2009.

During the six months ended June 30, 2005, the Company issued 6,677 shares of common stock for proceeds of $18,162 from the exercise of stock options and 34,463 shares of common stock for proceeds of $60,931 from sales under the Company’s employee stock purchase plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2004 and the “Risk Factors” contained in such report.

Forward-Looking Information

The Financial Statements and Notes thereto should be read in conjunction with the following discussion. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward looking statements are identified by such words as “believe,” “expect,” “anticipate” and words of similar import. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the success of raising funds in future offerings under our current shelf registration, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company’s Securities and Exchange Commission filings, that could cause actual results to differ materially from the expected results reflected in such forward looking statements.

Overview

From its inception in 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, has had no material revenues from the sale of products or other sources and does not expect material revenues for the foreseeable future. The Company expects to continue to incur losses for the foreseeable future as it continues its research and development efforts and enter additional collaborative efforts. As of June 30, 2005, the Company’s accumulated deficit was $166,404,201.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $39,317 in the second quarter of 2005 from $36,271 in the second quarter of 2004, primarily due to increases in grant revenues, partially offset by decreases in research contract revenues. Revenues from license fees, grants and research contracts, decreased to $84,509 for the six months ended June 30, 2005 from $135,722 for the comparable period of 2004, primarily due to decreases in research contract revenues, partially offset by increases in grant revenues.

Operating expenses decreased to $5,187,684 in the second quarter of 2005 from $7,267,897 in the second quarter of 2004 and to $10,778,118 for the six months ended June 30, 2005 from $15,120,086 for the comparable period of 2004 due to decreases in research and development, which decreased to $3,915,155 in the second quarter of 2005 from $6,151,870 in the second quarter of 2004 and to $8,057,059 for the six months ended June 30, 2005 from $12,765,858 in the comparable period in 2004. Approximately $2.7 million of this decrease in the second quarter of 2005 and approximately $5.1 million of this decrease for the six months ended June 30, 2005 was due to lower contracting costs for the production of GMP subunits. These research and development decreases were partially offset by increases in lab supplies, employee costs, and clinical trial insurance. General and administrative costs increased to $1,272,529 in the second quarter of 2005 from $1,116,027 in the second quarter of 2004 and to $2,721,059 for the six months ended June 30, 2005 from $2,354,228 for the comparable of 2004. Approximately $140,000 of this increase in the second quarter of 2005 and approximately $340,000 of this increase for the six months ended June 30, 2005 was due to additional clinical and business development staff hired after the first quarter of 2004. The remaining difference was to support clinical programs, and to continue to broaden the Company’s investor and public relations efforts. Net interest income increased to $215,725 in the second quarter of 2005 from $83,664 in the second quarter of 2004 due to increases in average cash, cash equivalents and short-term securities balances and increases in average interest rates of the Company’s interest earning investments. Net interest income decreased to $261,788 for the six months ended June 30, 2005 from $303,890 for the comparable period in 2004 due to earnings on decreased average cash, cash equivalents and short-term securities balances.

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

The Company’s cash, cash equivalents and short-term securities were $32,186,238 at June 30, 2005, compared with $19,515,316 at December 31, 2004. The increase of $12,670,922 was due primarily to the receipt of $22,300,338 in net proceeds from a private equity financing with several institutional investors completed in January 2005, offset by $9,070,214 used in operations and $770,936 used for purchases of property and equipment and patent related costs. The Company sold 8,000,000 shares of common stock at $3.00 per share to these investors. In addition, these investors received warrants to purchase 1,600,001 common shares at $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009. In connection with the equity financing, the placement agent received a warrant to purchase an additional 560,000 common shares at $5.00 per share. These warrants also are exercisable starting July 19, 2005 and expire on July 19, 2009.

The Company’s short-term securities represent investments in commercial paper. The Company reviews the fair market value of its short-term securities in relation to its cost basis of the securities. If a decline in fair market value below the cost basis is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

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

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2005, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $23 to $25 million. That cost could increase if it undertakes additional collaborative efforts. However, the Company believes it can reduce its expenditures in the latter part of 2005 and early 2006 because a significant amount of these expenditures are variable. Those estimated expenditures include amounts necessary to fulfill its obligations under various collaborative, research and licensing agreements during 2005.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer, the President and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 18, 2005, at the Annual Meeting of the Company’s Shareholders (“Annual Meeting”), the shareholders approved each of the proposals set forth in the Company’s Proxy Statement dated April 14, 2005, briefly described below:

(i)                                     The shareholders were requested to elect and elected to the Board of Directors the following four individuals who received the most votes:

Nominees

Denis R. Burger, Ph.D.

John C. Hodgman

John W. Fara, Ph.D.

K. Michael Forrest

Besides the foregoing directors, the following directors with terms expiring in 2006 continued as directors following the Annual Meeting: Jack L. Bowman, James B. Hicks, Ph.D., Alan P. Timmins, and Dwight D. Weller, Ph.D.

(ii)                                  The shareholders were asked to ratify the selection by the Audit Committee of KPMG LLP as the Company’s independent auditors. The proposal was ratified by the shareholders, as 39,862,214 votes were cast for the proposal, 202,096 votes were against, 70,440 votes abstained and 4,018,152 votes were not voted.

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

Date: August 9, 2005		AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)