Form 10-Q
period 2005-09-30
AVI BIOPHARMA INC
filed 2005-11-09
CIK 873303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from            to

Commission file number 0-22613

AVI BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0797222
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

One SW Columbia Street, Suite 1105, Portland, Oregon	97258
(Address of principal executive offices)	(Zip Code)

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

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	44,184,293
(Class)	(Outstanding at November 4, 2005)

AVI BIOPHARMA, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets – September 30, 2005 and December 31, 2004 (unaudited)

Statements of Operations – Three and Nine Months Ended September 30, 2005 and 2004 and from July 22, 1980 (inception) through September 30, 2005 (unaudited)

Statements of Cash Flows – Nine Months Ended September 30, 2005 and 2004 and from July 22, 1980 (inception) through September 30, 2005 (unaudited)

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 6.	Exhibits

Signatures

Exhibits

AVI BIOPHARMA, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$27,556,780	$16,654,829
Short-term securities—available-for-sale	3,400,631	2,860,487
Other current assets	542,528	683,075
Total Current Assets	31,499,939	20,198,391

Property and Equipment, net of accumulated depreciation and amortization of $8,029,405 and $6,729,046	5,887,787	6,313,644
Patent Costs, net of accumulated amortization of $1,216,288 and $1,061,788	2,091,142	1,968,987
Other Assets	37,609	37,609
Total Assets	$39,516,477	$28,518,631

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,641,261	$1,456,196
Accrued employee compensation and Deferred revenue	881,328	793,402
Total Current Liabilities	2,522,589	2,249,598

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 44,184,293 and 36,143,153 issued and outstanding	4,418	3,614
Additional paid-in capital	205,086,142	182,370,440
Accumulated other comprehensive loss	—	(132,641)
Deficit accumulated during the development stage	(168,096,672)	(155,972,380)
Total Shareholders’ Equity	36,993,888	26,269,033
Total Liabilities and Shareholders’ Equity	$39,516,477	$28,518,631

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					July 22, 1980
	Three months ended September 30,		Nine months ended September 30,		(inception) through
	2005	2004	2005	2004	September 30, 2005

Revenues from license fees, grants and research contracts	$3,281,805	$9,151	$3,366,314	$144,873	$8,448,082

Operating expenses:
Research and development	4,147,201	4,167,209	12,204,260	16,933,067	117,388,137
General and administrative	1,052,244	964,700	3,773,303	3,318,928	31,658,710
Acquired in-process research and development	—	—	—	—	19,545,028
	5,199,445	5,131,909	15,977,563	20,251,995	168,591,875

Other income (loss):
Interest income, net	225,169	15,792	486,957	319,682	5,185,967
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	—	—	(17,001,348)
	225,169	15,792	486,957	319,682	(7,952,879)

Net loss	$(1,692,471)	$(5,106,966)	$(12,124,292)	$(19,787,440)	$(168,096,672)

Net loss per share - basic and diluted	$(0.04)	$(0.14)	$(0.28)	$(0.55)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	44,184,293	36,123,790	43,608,789	35,948,473

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
			July 22, 1980
	Nine months ended September 30,		(inception) through
	2005	2004	September 30, 2005
Cash flows from operating activities:
Net loss	$(12,124,292)	$(19,787,440)	$(168,096,672)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,467,526	1,369,425	10,199,718
Loss on disposal of assets	7,074	—	94,021
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	337,075	383,306	2,060,777
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Other current assets	140,547	92,594	(542,528)
Other assets	—	(4,862)	(37,609)
Net increase (decrease) in accounts payable, accrued employee compensation, and deferred revenue	272,991	(2,401,556)	2,642,589
Net cash used in operating activities	(9,899,079)	(20,348,533)	(120,126,315)

Cash flows from investing activities:
Purchase of property and equipment	(894,243)	(816,210)	(14,354,671)
Patent costs	(276,655)	(363,429)	(3,667,997)
Purchase of marketable securities	(3,007,583)	(13,123,205)	(87,762,872)
Sale of marketable securities	2,600,080	27,428,974	89,271,395
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	(1,578,401)	13,126,130	(18,891,761)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	22,379,431	7,039,337	166,960,293
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	22,379,431	7,039,337	166,574,856

Increase (decrease) in cash and cash equivalents	10,901,951	(183,066)	27,556,780

Cash and cash equivalents:
Beginning of period	16,654,829	12,524,915	—
End of period	$27,556,780	$12,341,849	$27,556,780

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on short-term securities—available-for-sale	$132,641	$(5,476)	$—
Issuance of common stock and warrants for services	$—	$—	370,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2005 and 2004 and the financial information as of September 30, 2005 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended September 30,	2005	2004
Net loss, as reported	$(1,692,471)	$(5,106,966)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(591,703)	(508,146)
Net loss, pro forma	$(2,284,174)	$(5,615,112)
Basic and diluted net loss per share:
As reported	$(0.04)	$(0.14)
Pro forma	$(0.05)	$(0.16)

Nine Months Ended September 30,	2005	2004
Net loss, as reported	$(12,124,292)	$(19,787,440)
Deduct – Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(1,626,766)	(1,482,070)
Net loss, pro forma	$(13,751,058)	$(21,269,510)
Basic and diluted net loss per share:
As reported	$(0.28)	$(0.55)
Pro forma	$(0.32)	$(0.59)

To determine the fair value of stock-based awards granted during the periods presented, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2005	2004
Risk-free interest rate	3.4%	2.99%
Expected dividend yield	0%	0%
Expected lives	9.1 years	9.2 years
Expected volatility	94%	94%

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through September 30, 2005, the Company has incurred losses of approximately $168 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial additional financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. On January 19, 2005, the Company closed a private equity financing for net proceeds of $22,300,338 with several institutional investors. The Company sold 8,000,000 shares of common stock at $3.00 per share, together with warrants to acquire an additional 1,600,001 shares of common stock, as described in Note 6. On September 26, 2005, the Company received $3,400,000 in government funding for work performed on viral disease research projects. The Company believes it has sufficient cash to fund operations through 2006. For 2005, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $21 to $23 million. Expenditures for 2005 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to significantly curtail certain expenditures because a significant amount of the Company’s costs are variable.

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

Three Months Ended September 30,	2005	2004
Net loss	$(1,692,471)	$(5,106,966)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	44,184,293	36,123,790
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	44,184,293	36,123,790
Net loss per share - basic and diluted	$(0.04)	$(0.14)

Nine Months Ended September 30,	2005	2004
Net loss	$(12,124,292)	$(19,787,440)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	43,608,789	35,948,473
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	43,608,789	35,948,473
Net loss per share - basic and diluted	$(0.28)	$(0.55)

*  Warrants and stock options to purchase 16,590,885 and 14,231,642 shares of common stock as of September 30, 2005 and 2004, respectively, were excluded from earnings per share calculation as their effect would have been antidilutive.

Note 4.  Comprehensive Income and investment securities

Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale. At September 30, 2005 and December 31, 2004, the Company’s investments in marketable securities had gross unrealized losses of $0 and $132,641, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. At September 30, 2005, cash equivalents included investments in commercial paper of $2,463,908. At December 31, 2004, short-term securities—available-for-sale represent investments in commercial paper of $2,500,592. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(1,692,471)	$(5,106,966)	$(12,124,292)	$(19,787,440)
Unrealized gain (loss) on investment securities	0	129,546	132,641	(5,476)
Total comprehensive loss	$(1,692,471)	$(4,977,420)	$(11,991,651)	$(19,792,916)

Note 5. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for the first annual reporting period beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 above for the pro forma net income (loss) and net income (loss) per share amounts, for the three and nine months ended September 30, 2005 and 2004. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Note 6.  Equity Financing

On January 19, 2005, the Company closed a private equity financing for net proceeds of $22,300,338 with several institutional investors. The Company sold 8,000,000 shares of common stock at $3.00 per share. These investors also received warrants for the purchase of 1,600,001 common shares at $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009. In connection with the equity financing, the placement agent received a warrant for the purchase of an additional 560,000 common shares at $5.00 per share. These warrants also are exercisable starting July 19, 2005 and expire on July 19, 2009.

During the nine months ended September 30, 2005, the Company issued 6,677 shares of common stock for proceeds of $18,162 from the exercise of stock options and 34,463 shares of common stock for proceeds of $60,931 from sales under the Company’s employee stock purchase plan.

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

Overview

From its inception in 1980, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, has had no material revenues from the sale of products or other sources and, other than from government grants and research contracts, does not expect material revenues for the foreseeable future. The Company expects to continue to incur losses for the foreseeable future as it continues its research and development efforts and enters into additional collaborative efforts. As of September 30, 2005, the Company’s accumulated deficit was $168,096,672.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $3,281,805 in the third quarter of 2005 from $9,151 in the third quarter of 2004, primarily due to the recognition of $3,219,000 in research contract revenue from the receipt of $3,400,000 in government funding for work performed on viral disease research projects and increases in grant revenues. The remaining $181,000 in government funding received has been classified as deferred revenue. Revenues, from license fees, grants and research contracts, increased to $3,366,314 for the nine months ended September 30, 2005 from $144,873 for the comparable period of 2004, primarily due to the recognition of $3,219,000 in research contract revenue from the receipt of $3,400,000 in government funding and increases in grant revenues.

Operating expenses increased to $5,199,445 in the third quarter of 2005 from $5,131,909 in the third quarter of 2004 due to increases in general and administrative costs, which increased to $1,052,244 in the third quarter of 2005 from $964,700 in the third quarter of 2004, which were partially offset by decreases in research and development, which decreased to $4,147,201 in the third quarter of 2005 from $4,167,209 in the third quarter of

2004. Approximately $120,000 of this general and administrative increase in the third quarter of 2005 was due to additional clinical staff hired after the third quarter of 2004. Approximately $400,000 of this research and development decrease in the third quarter of 2005 was due to lower contracting costs for the production of GMP subunits. These research and development decreases were offset by increases in lab supplies and employee costs. Operating expenses decreased to $15,977,563 for the nine months ended September 30, 2005 from $20,251,995 for the comparable period of 2004 due to decreases in research and development, which decreased to $12,204,260 for the nine months ended September 30, 2005 from $16,933,067 in the comparable period in 2004, which were partially offset by increases in general and administrative costs, which increased to $3,773,303 for the nine months ended September 30, 2005 from $3,318,928 in the comparable in 2004. Approximately $5.5 million of this research and development decrease for the nine months ended September 30, 2005 was due to lower contracting costs for the production of GMP subunits. These research and development decreases were partially offset by increases in lab supplies, employee costs, and clinical trial insurance. Approximately $460,000 of this general and administrative increase for the nine months ended September 30, 2005 was due to additional clinical and business development staff hired after the first quarter of 2004. Net interest income increased to $225,169 in the third quarter of 2005 from $15,792 in the third quarter of 2004 due to increases in average cash, cash equivalents and short-term securities balances and increases in average interest rates of the Company’s interest earning investments. Net interest income increased to $486,957 for the nine months ended September 30, 2005 from $319,682 for the comparable period in 2004 due to increases in average interest rates of the Company’s interest earning investments, which were slightly offset by decreases in average cash, cash equivalents and short-term securities balances.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2005 or 2006 from its business activities other than from potential government grants and research contracts. The Company expects that its cash requirements through 2006 will be satisfied by existing cash resources. To fund its operations beyond 2006, the Company will need to secure additional funds. Such funds could come from technology license fees, government grants and research contracts, and accessing capital markets.

The Company was informed in 2004 that it had been allocated $5 million in government funding for the 2005 fiscal year for work on viral disease research projects.  During the third quarter of 2005, the Company was informed that this government funding will total $4.6 million. In September 2005, the Company received $3.4 million of this $4.6 million. The $3.4 million has been reflected in the financial statements. The remaining funds have not yet been received and are not reflected in the financial statements.

The Company was informed in the third quarter of 2005 that the U.S. Senate Committee on Appropriations has allocated $22 million for the company’s research and development programs as part of the defense spending bill for fiscal year 2006, which commenced October 1, 2005. The spending bill must now be approved by the full Senate, and the total amount awarded to the Company is subject to change, including the possibility that the Company will not receive any of these funds. If approved in its current form, the spending bill would direct $22 million to the Company for the continued development of technology to test for and find therapeutic agents for Ebola ($6 million) and Marburg ($6 million) viruses, and anthrax and ricin toxins ($4 million).  In addition, the allocation includes new funding for a Company project to test for and find therapeutic agents for dengue virus ($6 million). These funds have not yet been received and are not reflected in the financial statements.

The Company’s cash, cash equivalents and short-term securities were $30,957,411 at September 30, 2005, compared with $19,515,316 at December 31, 2004. The increase of $11,442,095 was due primarily to the receipt of $22,300,338 in net proceeds from a private equity financing with several institutional investors completed in January 2005, offset by $9,899,079 used in operations and $1,170,898 used for purchases of property and equipment and patent related costs. The Company sold 8,000,000 shares of common stock at $3.00 per share to these investors. In addition, these investors received warrants to purchase 1,600,001 common shares at $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009. In connection with the equity financing, the placement agent received a warrant to purchase an additional 560,000 common shares at $5.00 per share. These warrants also are exercisable starting July 19, 2005 and expire on July 19, 2009.

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

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2005, the Company expects its expenditures for operations, including its collaborative efforts, and its GMP facilities to be approximately $21 to $23 million. That cost could increase if it undertakes additional collaborative efforts. However, the Company believes it can reduce its expenditures in the latter part of 2005 and early 2006 because a significant amount of these expenditures are variable. Those estimated expenditures include amounts necessary to fulfill its obligations under various collaborative, research and licensing agreements during 2005.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer, the President and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

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

Date: November 9, 2005	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)