Form 10-K
period 2005-12-31
AVI BIOPHARMA INC
filed 2006-03-16
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock with $.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐   No ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934 (Check one):

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on March 14, 2006) was approximately $345,373,053 as of March 14, 2006. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 14, 2006 was 52,432,951.

Documents Incorporated by Reference

The issuer has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2006 annual meeting.

AVI BIOPHARMA, INC.

FORM 10-K INDEX

PART I

Item 1.	Description of Business

Item 1A.	Risk Factors

Item 1B.	Unresolved SEC Comments

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis or Plan of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

i

PART I

Item 1. Description of Business

General Overview

We are a biopharmaceutical company developing therapeutic products principally based on third-generation NEUGENE® antisense technology. Our principal products in development target life-threatening diseases, including cardiovascular disease and infectious disease. Currently approved drugs or other therapies for these diseases often prove to be ineffective or produce undesirable side effects. Our pre-clinical and clinical studies indicate that our technology may produce drugs that we believe offer more effective treatment options with fewer side effects than currently approved products. A patent estate including 172 patents (foreign and domestic) issued or licensed to us and 151 pending patent applications (domestic and foreign) protects our technologies. Our lead product candidate, Resten-NG®, targets a market we believe may exceed $3 billion worldwide.

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

We have completed pre-clinical and some clinical studies using our NEUGENE drugs in the treatment of cardiovascular disease, infectious disease, cancer and polycystic kidney disease (PKD), and in regulating drug metabolism. We filed our first antisense Investigational New Drug application (IND) with the FDA for Resten-NG for cardiovascular restenosis in 1999 and have completed a Phase I and a Phase II clinical trial. We have completed four Phase I trials in our drug metabolism program and two Phase Ib trials in our cancer and polycystic kidney disease programs. We filed an IND and conducted a Phase Ib trial in 2003 for our NEUGENE antisense drug for West Nile virus infection We filed an IND and are currently conducting an exploratory clinical trial (Phase I/II) for Hepatitis C virus infection. We are also in preclinical development for influenza A, including avian influenza.

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

Product Candidate	Type	Pre-Clinical	Phase I/Ib	Phase II	Phase III
Cardiovascular Disease
Restenosis: Resten-NG	NEUGENE Drug	Completed	Completed	Completed	Planned *
Restenosis: Resten-MP microparticles	NEUGENE Drug	Completed	Completed	In-progress
CABG: AVI-5126	NEUGENE Drug	In-progress	Planned	Planned
Infectious Disease (Viral targets)
Hepatitis C: AVI-4065	NEUGENE Drug	Completed	In-progress	In-progress
West Nile: AVI-4020	NEUGENE Drug	Completed	Completed	In-progress
Influenza A/Avian	NEUGENE Drug	In-progress	Planned
SARS: AVI-4179	NEUGENE Drug	Completed
Ebola Zaire	NEUGENE Drug	In-progress	Planned
Cancer
Cancer: Oncomyc-NG™: AVI-4126	NEUGENE Drug	Completed	Completed
Drug Metabolism
Cytochrome P450: AVI-4557	NEUGENE Drug	Completed	Completed
Genetic Disorders
PKD: AVI-4126	NEUGENE Drug	Completed	Completed

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

Cardiovascular Disease Program. Resten-NG is a NEUGENE antisense drug for treating cardiovascular restenosis, or the re-narrowing of a coronary artery following angioplasty. Resten-NG targets a key regulatory gene involved in the disease process. We believe that by blocking the action of this gene, vessel wall re-narrowing will be reduced or eliminated.  At the September 2003 Transcatheter Cardiovascular Therapeutics conference, we announced interim Phase II clinical trial data showing that Resten-NG delivered via catheter during balloon angioplasty procedures resulted in an approximate 75% reduction in the restenosis rate. At the April 2003 American College of Cardiology meeting, results from two independent studies were presented that additionally demonstrate the potential of treating cardiovascular restenosis by delivering Resten-NG systemically using our proprietary microparticle delivery technology, possibly lessening the need for, or as an adjunct to, drug eluting stents. We have initiated a Phase II clinical trial with Resten-NG coupled with our microparticle delivery technology at three clinical centers in Germany. We are planning a pivotal trial to be initiated in Europe for Resten-NG delivered on a stent platform to meet the regulatory requirements for a CE Mark, constituting marketing approval for the European Union.

Infectious Disease Program. Our infectious disease program is currently focusing on single-stranded RNA viruses using our proprietary NEUGENE antisense compounds targeting West Nile virus, Hepatitis C virus, Influenza A virus, Dengue virus, the SARS coronavirus, and Ebola virus, and also targeting many of the viruses included on the Department of Homeland Security list of bioterrorism viruses. In June 2003, we filed an IND with the FDA for our West Nile NEUGENE drug candidate, AVI-4020. Our NEUGENE drug candidate AVI-4179, designed to combat the SARS coronavirus, has been evaluated at an independent laboratory and found to be efficacious in pre-clinical studies. Due to unpredictable future demand for drugs targeting West Nile virus and the SARS coronavirus, our efforts toward commercialization in viral diseases will initially focus on Hepatitis C virus and Influenza A viruses, including avian influenza (H5N1). We filed an IND for Hepatitis C virus in September 2005 and are currently conducting exploratory Phase I/II clinical studies. We plan to file an IND for Influenza A virus infection in 2006.

Cancer Program. We have completed a Phase Ib clinical trial with our NEUGENE drug candidate AVI-4126, which demonstrated the systemic delivery into solid tumor tissues for both breast and prostate cancer patients. AVI-4126 targets the oncogene c-myc. Over-expression of c-myc has been described in many types of cancers. In January 2003, we were awarded a $250,000 grant from the National Cancer Institute to target prostate cancer. We are pursuing strategic relationships with pharmaceutical co-development partners.

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

A patent estate including 172 patents (domestic and foreign) issued or licensed to us, and 151 pending patent applications (domestic and foreign) protects our technologies. We intend to protect our proprietary technology with additional filings as appropriate. Some of our patents on core technologies expire as early as 2008, including for NEUGENES; however, based on patented improvements and additional support to such core patents, we believe our patent protection for those products and other products will extend beyond 2020.

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

New Drug Application

After the completion of the requisite three phases of clinical trials, if the data indicate that the drug has an acceptable benefit to risk assessment and it is found to be safe and effective, a New Drug Application (NDA) is filed with the FDA. The requirements for submitting an NDA are defined by and in conjunction with the FDA. These applications are comprehensive, including all information obtained from each clinical trial as well as all data pertaining to the manufacturing and testing of the product. With the implementation of the Prescription Drug Users Fee Act (PDUFA), review fees are provided at the time of NDA filing. For FY 2006, each NDA with clinical data must be accompanied by a $767,400 review fee. If the NDA is assessed as unacceptable in the initial 30 day review, it is returned to the submitter, with 50% of the fee. The FDA reported the estimate median review time for a New Molecular Entity (NME) was estimated to be 13.8 months, however, a priority review of a NME can and has been approved in as little as six months.

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

Research and Development

The Company expensed $17,117,750, $20,738,725 and $15,284,396 on research and development activities during the years ended December 31, 2005, 2004 and 2003, respectively. Research and development (R&D) expenses include related salaries, contractor fees, materials, utilities and allocations of corporate costs. R&D expenses consist of independent R&D costs and costs associated with collaborative development arrangements. In addition, the Company funded R&D at other companies and research institutions under agreements. Research and development costs are expensed as incurred.

Employees

As of December 31, 2005, we had 123 employees, 23 of whom hold advanced degrees. One hundred-five employees are engaged directly in research and development activities, and eighteen are in administration. As of December 31, 2004, we had 112 employees, 22 of whom hold advanced degrees. Ninely-nine employees are engaged directly in research and development activities, and thirteen are in administration. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

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

Item 1A. Risk Factors

Risks Affecting Future Operating Results

The following factors should be considered in evaluating our outlook. If the possibilities described as risks below actually occur, our operating results and financial condition would likely suffer and the trading price of our common stock may fall, causing a loss of some or all of an investment in our common stock.

Our products are in an early stage of research and development and may not be determined to be safe or effective.

We are only in the early stages of research and clinical development with respect to our NEUGENE antisense pharmaceutical products. We have devoted almost all of our time to research and development of our technology and products, protecting our proprietary rights and establishing strategic alliances. Our potential products are in the pre-clinical or clinical stages of research and development and will require significant further research, development, clinical testing and regulatory clearances. We have no products available for sale and we do not expect to have any products available for sale for several years. Our proposed products are subject to development risks. These risks include the possibilities that any of the products could be found to be ineffective or toxic, or could fail to receive necessary regulatory clearances. We have not received any significant revenues from the sale of products and we may not successfully develop marketable products that will increase sales and, given adequate margins, make us profitable. Third parties may develop superior or equivalent, but less expensive, products.

We have incurred net losses since our inception and we may not achieve or sustain profitability.

We incurred a net loss of $24.8 million in 2004 and $16.7 million in 2005. As of December 31, 2005, our accumulated deficit was $173.0 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from selling, general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

If we fail to attract significant additional capital, we may be unable to continue to successfully develop our products.

Since we began operations, we have obtained operating funds primarily by selling shares of our common stock. Based on our current plans, we believe that current cash balances will be sufficient to meet our operating needs for the current fiscal year. Furthermore, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our pre-clinical and clinical testing, costs relating to securing regulatory approvals and the costs and timing of obtaining new patent rights, regulatory changes, competition and technological developments in the market. We may need funds sooner than currently anticipated.

If necessary, potential sources of additional funding could include strategic relationships, public or private sales of shares of our common stock or debt or other arrangements. We may not be able to obtain additional funding when we need it on terms that will be acceptable to us or at all. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing shareholders will be diluted. If we are unable to obtain financing when needed, our business and future prospects would be materially adversely affected.

If we fail to receive necessary regulatory approvals, we will be unable to commercialize our products.

All of our products are subject to extensive regulation by the United States Food and Drug Administration, or FDA, and by comparable agencies in other countries. The FDA and these agencies require new pharmaceutical products to undergo lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures. We do not know when or if we will be able to submit our products for regulatory review. Even if we submit a new drug application, there may be delays in obtaining regulatory approvals, if we obtain them at all. Sales of our products outside the United States will also be subject to regulatory requirements governing clinical trials and product approval. These requirements vary from country to country and could delay introduction of our products in those countries. We cannot assure you that any of our products will receive marketing approval from the FDA or comparable foreign agencies.

We may fail to compete effectively, particularly against larger, more established pharmaceutical companies, causing our business to suffer.

The biotechnology industry is highly competitive. We compete with companies in the United States and abroad that are engaged in the development of pharmaceutical technologies and products. They include biotechnology, pharmaceutical, chemical and other companies; academic and scientific institutions; governmental agencies; and public and private research organizations.

The financial and technical resources and production and marketing capabilities of many of these entities, some of which are our competitors, exceed our resources and capabilities. Our industry is characterized by extensive research and development and rapid technological progress. Competitors may successfully develop and market superior or less expensive products which render our products less valuable or unmarketable.

We have limited operating experience.

We have engaged solely in the research and development of pharmaceutical technology. Although some members of our management team have experience in biotechnology company operations, we have limited experience in manufacturing or selling pharmaceutical products. We also have only limited experience in negotiating and maintaining strategic relationships and in conducting clinical trials and other later-stage phases of the regulatory approval process. We may not successfully engage in some or all of these activities.

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

Our success will depend on our existing patents and licenses and our ability to obtain additional patents in the future. A patent estate including 172 patents (domestic and foreign) issued or licensed to us, and 151 pending patent applications (domestic and foreign) protects our technologies. We license the composition, manufacturing and use of AVICINE in all fields, except fertility regulation, from The Ohio State University. We license other patents for certain complementary technologies from others.

Some of our patents on core technologies expire as early as 2008, including for NEUGENES. Based on patented improvements and additions to such core patents, however, we believe our patent protection for those products and other products extend beyond 2020.

We cannot assure you that our pending patent applications will result in patents being issued in the United States or foreign countries. In addition, the patents which have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours which do not conflict with our patents. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the United States Patent and Trademark Office (USPTO), or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the USPTO and the approval or rejection of patents may take several years.

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

Our strategic relationship with Exelixis and others are important to our success. The development, improvement and marketing of many of our key therapeutic products are or will be dependent on the efforts of our strategic partners. The transactions contemplated by our agreements with strategic partners, including the equity purchases and cash payments, are subject to numerous risks and conditions. The occurrence of any of these events could severely harm our business.

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

In addition to obtaining regulatory approval, the successful commercialization of our products will depend on the ability to obtain reimbursement for the cost of the product and treatment from the consumers of or third-party payors for such products. Government authorities, private health insurers and other organizations, such as health maintenance organizations are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the growth of healthcare organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect our or our marketing partner’s ability to sell our products and may have a material adverse effect on our financial results from operations. Reimbursement in the United States or foreign countries may not be available for any of our products, any reimbursement granted may be reduced or discontinued, and limits on reimbursement available from third-party payors may reduce the demand for, or the price of, our products. The lack or inadequacy of third-party reimbursements for our products would have a material adverse effect on our operations. Additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future that adversely affects our products and our business.

If we fail to establish strategic relationships with larger pharmaceutical partners, our business may suffer.

We do not intend to conduct late-stage (Phase III) human clinical trials ourselves. We anticipate entering into relationships with larger pharmaceutical companies to conduct these and later pharmaceutical trials and to market our products. We also plan to continue to use contract manufacturing for late stage clinical and commercial quantities of our products. We may be unable to enter into partnerships or other relationships, which could impede our ability to bring our products to market. Any such partnerships, if entered into at all, maybe on less than favorable terms and may not result in the successful development or marketing of our products. If we are unsuccessful in establishing advantageous clinical testing, manufacturing and marketing relationships, we are not likely to generate significant revenues and become profitable.

We use hazardous substances in our research activities

We use organic and inorganic solvents and reagents in our clinical development that are customarily used in pharmaceutical development and synthesis. Some of these chemicals, such as methylene chloride, isopropyl alcohol, ethyl acetate and acetane, may be classified as hazardous substances, are flammable and, if exposed to human skin can cause anything from irritation to severe burns. We receive, store, use and dispose of such chemicals in compliance with all applicable laws with containment storage facilities and contained handling and disposal safeguards and procedures. We are routinely inspected by federal, state and local governmental and public safety agencies regarding our storage, use and disposal of such chemicals, including the federal Occupational, Safety and Health Agency (“OSHA”), the Oregon Department of Environmental Quality (“DEQ”) and local fire departments, without any material noncompliance issues in such inspections to date. Further, our usage of such chemicals is limited and falls below the reporting thresholds under federal law. Based on our limited use of such chemicals, the nature of such chemicals and the safeguards undertaken by the Company for storage, use and disposal, we believe we do not have any material exposure for toxic tort liability. Further, the cost of such compliance is not a material cost in our operating budget. While we do not have toxic tort liability insurance at this time, we believe our current insurance coverage is adequate to cover most liabilities that may arise from our use of such substances. If we are wrong in any of our beliefs, we could incur a liability in certain circumstances that would be material to our finances and the value of an investment in our securities.

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

Historically, the market price of our stock has been highly volatile. The following types of announcements could have a significant impact on the price of our common stock: positive or negative results of testing and clinical trials by ourselves, strategic partners, or competitors; delays in entering into corporate partnerships; technological innovations or commercial product introductions by ourselves or competitors; changes in government regulations; developments concerning proprietary rights, including patents and litigation matters; public concern relating to the commercial value or safety of any of our products; financing or other corporate transactions; or general stock market conditions.

The significant number of our shares of Common Stock eligible for future sale may cause the price of our common stock to fall.

We have outstanding 51,182,751 shares of common stock as of December 31, 2005 and all are eligible for sale under Rule 144 or are otherwise freely tradeable. In addition:

•                  Our employees and others hold options to buy a total of 4,812,396 shares of common stock of which 3,308,714 shares were exercisable at December 31, 2005. The options outstanding have exercise prices between $1.76 to $8.13 per share. The shares of common stock to be issued upon exercise of these options, have been registered, and, therefore, may be freely sold when issued;

•                  There are outstanding warrants to buy 12,213,151 shares of common stock at December 31, 2005 with exercise prices ranging from $.0003 to $35.63 per share. All of these shares of common stock are registered for resale and may be freely sold when issued.

•                  We may issue options to purchase up to an additional 1,770,056 shares of common stock at December 31, 2005 under our stock option plans, which also will be fully saleable when issued except to the extent limited under Rule 144 for resales by our officers and directors.

•                  We are authorized to sell up to 39,807 shares of common stock under our Employee Stock Purchase Plan to our full-time employees, nearly all of whom are eligible to participate.

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

Item 1B. Unresolved SEC Comments

None.

Item 2. Description of Property

We occupy 53,000 square feet of leased laboratory and office space at 4575 S.W. Research Way, Suite 200, Corvallis, Oregon 97333. This lease expires in December 2020. We occupy 5,000 square feet of leased laboratory and office space at Unit M, 2150 W. 6th Avenue, Broomfield, Colorado 80020. This lease expires in November 2007. Our executive office is located in 4,400 square feet of leased space at One S.W. Columbia, Suite 1105, Portland, Oregon 97258. This lease expires July 2009. We believe that our facilities are suitable and adequate for our present operational requirements for the foreseeable future.

Item 3. Legal Proceedings

As of March 16, 2006, there were no material, pending legal proceedings to which we are a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our Common Stock is quoted on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “AVII.”  The following table sets forth the high and low closing sales prices as reported by Nasdaq NMS for each quarterly period in the two most recent fiscal years and quarter-to-date for the next fiscal year:

2004	High	Low
Quarter 1	$4.75	$2.88
Quarter 2	3.58	2.02
Quarter 3	2.71	1.59
Quarter 4	2.35	2.04

2005
Quarter 1	$4.14	$2.00
Quarter 2	2.95	2.22
Quarter 3	2.64	2.11
Quarter 4	4.03	2.59

2006
Quarter 1 to March 10, 2006	$8.65	$3.39

The number of shareholders of record and approximate number of beneficial holders on March 10, 2006 was 631 and 18,600 respectively. There were no cash dividends declared or paid in fiscal years 2005 or 2004. We do not anticipate declaring such dividends in the foreseeable future.

All securities sold during 2005 by us were either previously reported on our Form 10-Qs filed with the Securities and Exchange Commission or sold pursuant to Registration statements filed under the Securities Act of 1933.

During 2005, we issued 60,854 shares of common stock to employees at approximately $1.82 per share for $110,730, under our Employee Stock Purchase Plan. During 2004, we issued 49,918 shares of common stock to employees at approximately $1.89 per share for $94,558, under our Employee Stock Purchase Plan.

During 2005, we granted 1,245,937 stock options to purchase shares of common stock at approximately $2.47 per share, under our 2002 Equity Incentive Plan. During 2004, we granted 631,041 stock options to purchase shares of common stock at approximately $3.10 per share, under our 2002 Equity Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,695,509	$4.74	1,809,863
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	3,695,509	$4.74	1,809,863

The number of securities remaining available for future issuance under equity compensation plans includes shares from the Company’s 2002 Equity Incentive Plan (the “2002 Plan”). The number of shares reserved for issuance will be increased by an automatic annual share increase pursuant to which the number of shares available for issuance under the 2002 Plan will automatically increase on the first trading day of each fiscal year (the “First Trading Day”), beginning with the 2003 fiscal year and continuing through the fiscal year 2011, by an amount equal to two percent (2%) of the total number of shares outstanding on the last trading day of the immediately preceding fiscal year; such increases being subject to the limitation in the next sentence. The 2002 Plan provides that, following any such adjustment, the number of then outstanding options under the Company’s stock option plans and stock purchase plans, together with options in the reserve then available for future grant under the Company’s stock option plans, shall not exceed twenty percent (20%) of the then outstanding voting shares of capital stock of the Company, together with all then actually outstanding stock options under the Company’s stock option plans, together with all shares in the reserve then available for future grant under the Company’s stock option and stock purchase plans. This automatic share increase feature is designed to assure that a sufficient reserve of Common Stock remains available for the duration of the 2002 Plan to attract and retain the services of key individuals essential to the Company’s long-term growth and success. This feature is also designed to eliminate the uncertainty inherent in seeking an individual increase to the reserve each year as to what number of shares will be available in the reserve for option grants. Creating a certain rate of growth under the 2002 Plan will assist the Company as it makes strategic personnel decisions in an effort to expand its growth, as the Company will know the approximate number of shares that will become available for issuance under the 2002 Plan. At the same time, the Company has attempted to minimize the dilutive effect that the issuance of Common Stock upon the exercise of options can have on stockholders’ percentage of ownership in the Company by adopting only a 2% growth rate for the 2002 Plan. This rate, while it provides room for growth in the 2002 Plan, is a rate which the Company believes it can reasonably sustain, minimizing the risk to stockholders that the option reserve grows faster than the Company itself. The twenty percent (20%) limitation discussed above further protects shareholders by capping the size of the 2002 Plan in relation to the Company’s other securities.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8. “Financial Statements.”

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
Operations data:
Revenues	$4,783,760	$430,461	$969,866	$836,784	$706,102
Research and development	17,117,750	20,738,725	15,284,396	22,413,892	12,750,901
General and administrative	5,182,369	4,735,731	4,558,948	3,763,941	3,357,817
Realized gain on sale of Short-term securities— available-for-sale	—	—	3,765,752	—	—
Write-down of short-term securities— available-for-sale	—	—	—	(4,478,260)	(12,523,088)
Net loss	(16,675,864)	(24,777,694)	(14,616,628)	(29,359,051)	(26,925,174)

Net loss per share—
Basic and diluted	(0.37)	(0.69)	(0.49)	(1.14)	(1.20)

Balance sheet data:
Cash and investments	$47,051,082	$19,515,316	$37,599,136	$19,293,645	$25,597,121
Working capital	45,905,421	17,948,793	34,639,526	15,279,854	24,230,010
Total assets	56,407,982	28,518,631	47,145,023	28,603,757	33,815,113
Shareholders’ equity	53,660,009	26,269,033	43,394,030	23,481,623	30,534,047

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

•                  our intention to introduce new products,

•                  receipt of any required FDA or other regulatory approval for our products,

•                  our expectations about the markets for our products,

•                  acceptance of our products, when introduced, in the marketplace,

•                  our future capital needs,

•                  results of our research and development efforts, and

•                  success of our patent applications.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed herein and in our other Securities and Exchange Commission filings, including among others:

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

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not occur. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources and, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter additional collaborative efforts. As of December 31, 2005, our accumulated deficit was $172,648,244.

Results of Operations

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004. Revenues, from license fees, grants and research contracts, increased from $430,461 in 2004 to $4,783,760 in 2005, primarily due to increases in research contract revenue, partially offset by decreases in grants revenues. In 2005, the Company recognized $4,600,000 in research contracts revenue from government funding for work performed on viral disease research projects. Operating expenses decreased from $25,474,456 in 2004 to $22,300,119 in 2005 due to decreases in research and development, which decreased from $20,738,725 in 2004 to $17,117,750 in 2005, which were partially offset by increases in general and administrative costs, which increased from $4,735,731 in 2004 to $5,182,369 in 2005. Approximately $4.8 million of the research and development decrease was due to lower contracting costs for the production of GMP subunits. These research and development decreases were partially offset by increases in clinical trial expenses, lab supplies, employee costs, and clinical trial insurance. Approximately $530,000 of this general and administrative increase was due to additional clinical and business development staff hired after the first quarter of 2004. These general and administrative increases were partially offset by decreases in accounting and legal expenses. Net interest income increased from $266,301 in 2004 to $840,495 in 2005 due to increases in average cash, cash equivalents and short-term securities balances and increases in average interest rates of the Company’s interest earning investments.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity sales totaling $188,107,868, from grants and contract research funding of $9,865,528 from various sources, and $1,480,432 from shared development funding on AVICINE with SuperGen. We expect to continue to incur losses as we continue and expand our research and development activities and related regulatory work and increase our collaborative efforts. For 2006, we expect our expenditures for operations, including our collaborative efforts, and our GMP facilities to be approximately $22 to $25 million. This cost could increase if we undertake additional collaborative efforts. However, if need be in 2006, we believe we can reduce our expenditures because a significant amount of our costs are variable. Those estimated expenditures include amounts necessary to fulfill our obligations under our various collaborative, research and licensing agreements during 2006.

Because of the cost (up to $1.7 billion) and timeframe (up to 15 years) traditionally associated with developing a potential drug or pharmaceutical product to the point of FDA approval for human sales. Our business strategy is to develop our products up to initial Phase III human clinical trials and then look for third parties to fund further development of the product and to third parties also to market the product through strategic partnerships, license agreements or other relationships. We also look for collaborative and other efforts, such as our relationship with Exelixis, to utilize other technology to increase the potential variety and reduce the cost of identifying products. We believe that this strategy will limit the potential cost we would incur in developing a product and bringing it to market. Our expected costs under our various contracts and for various drug development products can be estimated for the next year or two, but not much beyond that due to the uncertainty of clinical trial results, research results and the timing of securing one or more partners to develop and market a potential drug.

Because of the various factors noted above and the expectation that, until we establish revenue sources, we will license or jointly develop our prospective products to or with strategic partners, we review, at least annually, each research program and clinical trial, based on results and progress during the prior year and estimate our needs for that program or trial for the coming year, making adjustments based on the progress of the program during the year. We do not set long-term development budgets or development schedules for bringing our products to market or track our research costs on a product basis, other than against the current budgeted amount.

The Company was informed in 2004 that it had been allocated $5 million in government funding for work on four bio-defense research projects and the Company recognized $4.6 million from this program in 2005. In January 2006, the Company announced that President Bush had approved the final version of the 2006 defense appropriations act, which included an allocation of $11 million to fund the Company’s ongoing defense-related programs. The Company’s NEUGENE® technology is being used to develop therapeutic agents against Ebola, Marburg and dengue viruses, as well as to develop countermeasures for anthrax exposure and antidotes for ricin toxin. This additional funding for 2006 has not been received and has not been reflected in the financial statements.

Our cash, cash equivalents and short-term securities were $47,051,082 at December 31, 2005, compared with $19,515,316 at December 31, 2004. The increase of $27,535,766 was due primarily to the receipt of $43,321,322 in net proceeds from two private equity financings and $205,684 from the exercise of options and sales under the Company’s employee stock purchase plan, offset by $14,668,967 used in operations and $1,467,882 used for purchases of property and equipment and patent related costs. The first of the two private equity financings with several institutional investors closed on January 19, 2005. The Company sold 8,000,000 shares of common stock at $3.00 per share. Investors also received warrants for the purchase of 1,600,001 common shares in the aggregate for $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009. The second of the two private equity financings with several institutional investors closed on November 14, 2005. The Company sold 6,941,715 shares of common stock at $3.26 per share. These securities were sold pursuant to the Company’s effective shelf registration statement.

We do not expect any material revenues in 2006 from our business activities. We expect that our cash requirements for the balance of calendar 2006 will be satisfied by existing cash resources. To fund our operations beyond 2006, we will need to raise additional capital. We will continue to look for opportunities to finance our ongoing activities and operations through accessing corporate partners or the public equity markets, as we currently have no credit facility, nor do we intend to seek one.

CONTRACTUAL PAYMENT OBLIGATIONS

The Company’s off-balance sheet arrangements are limited to operating leases and rents on certain facilities and equipment and license agreements for which it is obligated to pay the licensors a minimum annual royalty. These off-balance sheet arrangements are expensed as incurred. In 2005, these expenses totaled $1,160,000 for operating leases and $125,000 for royalty payments.

A summary of our contractual commitments and obligations as of December 31, 2005 is as follows:

	Payments Due By Period
Contractual Obligation	Total	2006	2007 and 2008	2009 and 2010	2011 and beyond
Operating leases	$20,643,000	$1,185,000	$2,436,000	$2,400,000	$14,622,000
Royalty payments	2,130,000	125,000	250,000	250,000	1,505,000
	$22,773,000	$1,310,000	$2,686,000	$2,650,000	$16,127,000

Our future expenditures and capital requirements depend on numerous factors, most of which are difficult to project beyond the short term. These requirements include the progress of our research and development programs and our pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, our ability to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of our products. Our cash requirements are expected to continue to increase each year as we expand our activities and operations. There can be no assurance, however, that we will ever be able to generate product revenues or achieve or sustain profitability.

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

Valuation of Investments

Investments in marketable securities are classified as available-for-sale under SFAS 115 and recorded at fair value in each period with changes recorded to “other comprehensive income.” We periodically evaluate our investments for other than temporary impairments and record an impairment unless the evidence indicating that the carrying amount is recoverable outweighs the negative evidence to the contrary.

Revenue Recognition

Revenue is recorded from research contracts and grants as the services are performed and payment is reasonably assured. In 2005, the Company recognized $4,600,000 in research contracts revenue from government funding for work performed on viral disease research projects. Upfront, nonrefundable fees and other fees associated with license and development arrangements are recognized as revenue ratably over the performance period. Revenue associated with performance milestones under license and development arrangements is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue from license and development arrangements has been insignificant to date.

Long-Lived Asset Impairment

We regularly evaluate long-lived assets and certain identified intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Based on this analysis, we did not recognize an impairment on long-lived assets during the year ended December 31, 2005. If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our President, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 as of December 31, 2005. Based on that review, the Chief Executive Officer, the President, and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment and those criteria, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

KPMG LLP, the Company’s Independent Registered Public Accounting Firm, has issued an audit report appearing below on our assessment of the Company’s internal control over financial reporting.

/s/ Denis R. Burger, Ph.D.
Chief Executive Officer

/s/ Alan P. Timmins
President and Chief Operating Officer

/s/ Mark M. Webber
Chief Financial Officer and Chief Information Officer

Portland, Oregon

March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AVI BioPharma, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9a, that AVI BioPharma, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of AVI BioPharma, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that AVI BioPharma, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, AVI BioPharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of AVI BioPharma, Inc. as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and for the period from July 22, 1980 (inception) through December 31, 2005 and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.  The financial statements of AVI BioPharma, Inc. for the period from July 22, 1980 (inception) through December 31, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.  Our opinion on the statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows, insofar as it relates to the amounts included for the period from July 22, 1980 (inception) through December 31, 2001, is based solely on the report of the other auditors

(signed) KPMG LLP

Portland, Oregon

March 15, 2006

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers required by this item is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

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

(b)         Reports on Form 8-K. The following report on Form 8-K were filed during the calendar quarter ended December 31, 2005.

•                  Form 8-K, Items 2.02, 7.01 and 9.01, November 4, 2005

•                  Form 8-K, Items 1.01, 7.01 and 8.01, November 15, 2005

•                  Form 8-K, items 1.01, 7.01 and 8.01, November 21, 2005

(c) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
1.1	Underwriting Agreement dated November 14, 2005 (15)
3.1	Third Restated Articles of Incorporation of AntiVirals Inc. (1)
3.2	Bylaws of AntiVirals Inc. (1)
3.3	First Amendment to Third Restated Articles of Incorporation (4)
3.4	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation (11)
4.1	Form of Specimen Certificate for Common Stock. (1)
4.2	Form of Warrant for Purchase of Common Stock. (1)
4.3	Form of Warrant Agreement. (1)
4.4	Form of Representative’s Warrant. (1)
4.5	Form of Warrant Agreement between AntiVirals Inc. and ImmunoTherapy Shareholders (3)
4.6	Form of Common Stock Purchase Warrant. (5)
4.7	Warrant to purchase 485,290 shares of the Company’s common stock dated November 14, 2005 (filed herewith)
10.1	1992 Stock Incentive Plan (as amended through May 11, 2000). (1)
10.2	Employment Agreement with Denis R. Burger, Ph.D. dated November 4, 1996. (1)
10.3	Employment Agreement with Alan P. Timmins dated November 4, 1996. (1)
10.4	Employment Agreement with Dwight Weller, Ph.D. dated November 4, 1996. (1)
10.5	Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1992. (1)
10.6	Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc. dated January 20, 1996. (1)
10.7	License and Option Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1993. (1)
10.8	Commercial Lease between Research Way Investments, Landlord, and AntiVirals Inc., Tenant, dated June 15, 1992. (1)
10.9	Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated June 17, 1992.(1)
10.10	First Amendment to Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated July 24, 1995. (1)
10.11	Employment Agreement with Patrick L. Iversen, Ph.D. dated July 14, 1997. (2)
10.12	ImmunoTherapy Corporation 1997 Stock Option Plan (3)
10.13	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated March 12, 1996 (3)
10.14	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated December 26, 1996 (3)
10.15	Amendment to License Agreement between ImmunoTherapy Corporation and Ohio State University, dated September 23, 1997 (3)
10.16	Agreement and Plan of Reorganization and Merger dated as of February 2, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)
10.17	First Amendment to Plan of Reorganization and Merger dated as of May 27, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)
10.18	Second Amendment to Plan of Reorganization and Merger dated as of August 4, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)

10.19	Form of Escrow Agreement among AntiVirals Inc., the Escrow Indemnitors and Jeffrey Lillard (3)
10.20	Purchase Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.21	Registration Rights Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.22	Purchase Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.23	Registration Rights Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.24	Subscription Agreement, dated December 1, 1999, by and between SuperGen, Inc. and AVI BioPharma, Inc. (5)
10.25	2000 Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AVI BioPharma, Inc. (6)
10.26	United States of America Sales, Distribution, and Development Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.27	Common Stock and Warrant Purchase Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.28	Registration Rights Agreement, dated April 14, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.29	2000 Employee Share Purchase Plan (8)
10.30	Employment Agreement with Mark M. Webber dated May 11, 2000. (9)
10.31	Lease Agreement with Spieker Partners, LP dated May 8, 2001. (9)
10.32*	Investment Agreement dated May 22, 2001 between the Company and Medtronic Asset Management, Inc. (9)
10.33	Warrant dated June 20, 2001 issued to Medtronic Asset Management, Inc. (9)
10.34	Registration Rights Agreement dated June 20, 2001 between the Company and Medtronic Asset Management, Inc. (9)
10.35*	License and Development Agreement dated June 20, 2001 between the Company and Medtronic, Inc. (9)
10.36*	Supply Agreement dated June 20, 2001 between the Company and Medtronic, Inc. (9)
10.37	Securities Purchase Agreement dated March 25, 2002 between the Company and certain purchasers (“SPA”) (10)
10.38	Form of Warrant issued by the Company to certain purchasers under the SPA (10)
10.39	Registration Rights Agreement dated March 25, 2002 between the Company and certain purchasers (10)
10.40	2002 Equity Incentive Plan (11)
10.41	Securities Purchase Agreement dated January 19, 2005 between the Company and certain purchasers (“SPA”). (12)
10.42	Form of Purchase Warrant issued by the Company to certain purchasers under the SPA. (12)
10.43	Amendment to employment agreement of Denis R. Burger, Ph.D (14)
10.44	Amendment to employment agreement of Alan P. Timmins (14)
10.45	Amendment to employment agreement of Patrick L. Iversen, Ph.D (14)
10.46	Amendment to employment agreement of Dwight D. Weller, Ph.D (14)
10.47	Amendment to employment agreement of Peter D. O’Hanley, M.D., Ph.D (14)
10.48	Amendment to employment agreement of Mark M. Webber (14)
10.49	Securities Purchase Agreement dated November 14, 2005 between the Company and certain purchasers (filed herewith)
14.0	Code of Business Conduct and Ethics (13)
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer, Mark M. Webber, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of CEO and CFO Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14)     Incorporated by reference to Registrant’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2005.

(15)     Incorporated by reference to Registrant’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2005.

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

Dated: March 16, 2006	AVI BIOPHARMA, INC.

	By:	/s/ Denis R. Burger, Ph.D.
Denis R. Burger, Ph.D.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on March 16, 2006:

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
John C. Hodgman

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AVI BioPharma, Inc.:

We have audited the accompanying balance sheets of AVI BioPharma, Inc. (an Oregon corporation in development stage) as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from July 22, 1980 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of AVI BioPharma, Inc. for the period from July 22, 1980 (inception) through December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002. Our opinion on the statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows, insofar as it relates to the amounts included for the period from July 22, 1980 (inception) through December 31, 2001, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AVI BioPharma, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from July 22, 1980 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AVI BioPharma’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, OR

March 15, 2006

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

/s/ Arthur Andersen LLP

Portland, Oregon

February 21, 2002

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$34,597,734	$16,654,829
Short-term securities—available-for-sale	12,453,348	2,860,487
Accounts receivable	1,236,446	368,663
Other current assets	365,866	314,412
Total Current Assets	48,653,394	20,198,391

Property and Equipment, net of accumulated depreciation and amortization of $8,396,923 and $6,729,046	5,599,269	6,313,644
Patent Costs, net of accumulated amortization of $1,270,881 and $1,061,788	2,117,710	1,968,987
Other Assets	37,609	37,609
Total Assets	$56,407,982	$28,518,631

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,861,604	$1,456,196
Accrued employee compensation	886,369	793,402
Total Current Liabilities	2,747,973	2,249,598

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 51,182,751 and 36,143,153 issued and outstanding	5,118	3,614
Additional paid-in capital	226,290,167	182,370,440
Accumulated other comprehensive income (loss)	12,968	(132,641)
Deficit accumulated during the development stage	(172,648,244)	(155,972,380)
Total Shareholders’ Equity	53,660,009	26,269,033
Total Liabilities and Shareholders’ Equity	$56,407,982	$28,518,631

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31,			July 22, 1980 (Inception) through

	2005	2004	2003	December 31, 2005

Revenues from license fees, grants and research contracts	$4,783,760	$430,461	$969,866	$9,865,528

Operating expenses:
Research and development	17,117,750	20,738,725	15,284,396	122,301,627
General and administrative	5,182,369	4,735,731	4,558,948	33,067,776
Acquired in-process research and development	—	—	—	19,545,028
	22,300,119	25,474,456	19,843,344	174,914,431

Other income (loss):
Interest income, net	840,495	266,301	491,098	5,539,505
Realized gain on sale of short-term securities— available-for-sale	—	—	3,765,752	3,862,502
Write-down of short-term securities— available-for-sale	—	—	—	(17,001,348)
	840,495	266,301	4,256,850	(7,599,341)

Net loss	$(16,675,864)	$(24,777,694)	$(14,616,628)	$(172,648,244)

Net loss per share - basic and diluted	$(0.37)	$(0.69)	(0.49)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	44,655,008	35,994,976	29,808,539

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Partnership	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Total Shareholders’
	Units	Shares	Amount	Capital	(Loss)	Stage	Equity
BALANCE AT JULY 22, 1980 (Inception)	—	—	$—	$—	$—	$—	$—
Issuance of partnership units, warrants and common stock	3,615	8,272,916	828	33,732,654	—	—	33,733,482
Compensation expense related to issuance of warrants for common stock and partnership units	—	—	—	537,353	—	—	537,353
Exercise of warrants for partnership units and common stock	42	1,530,858	152	1,809,165	—	—	1,809,317
Exercise of options for common stock	—	650,907	65	2,856,148	—	—	2,856,213
Issuance of common stock for ESPP	—	68,954	7	357,911	—	—	357,918
Issuance of common stock and warrants for cash and securities, net of offering costs	—	12,135,056	1,213	82,176,877	—	—	82,178,090
Issuance of common stock and warrants for the acquisition of ImmunoTherapy Corporation	—	2,132,592	213	17,167,199	—	—	17,167,412
Issuance of common stock and warrants for services	—	192,848	20	919,243	—	—	919,263
Compensation expense related to issuance of options for common stock	—	—	—	148,254	—	—	148,254
Conversion of debt into common stock and partnership units	9	9,634	1	87,859	—	—	87,860
Issuance of common stock in exchange for partnership units	(1,810)	1,632,950	163	(163)	—	—	—
Withdrawal of partnership net assets upon conveyance of technology	(1,856)	—	—	(176,642)	—	—	(176,642)
Common stock subject to rescission, net	—	(64,049)	(6)	(288,789)	—	—	(288,795)
Comprehensive income (loss):
Write-down of short-term securities— available-for-sale	—	—	—	—	17,001,348	—	17,001,348
Unrealized loss on short-term securities— available-for-sale	—	—	—	—	(16,271,392)	—	(16,271,392)
Net loss	—	—	—	—	—	(116,578,058)	(116,578,058)
Comprehensive loss							(115,848,102)
BALANCE AT DECEMBER 31, 2002	—	26,562,666	2,656	139,327,069	729,956	(116,578,058)	23,481,623
Exercise of options for common stock	—	79,640	8	297,239	—	—	297,247
Issuance of common stock for ESPP	—	30,467	3	123,573	—	—	123,576
Compensation expense related to issuance of options for common stock	—	—	—	471,460	—	—	471,460
Issuance of common stock and warrants for cash, net of offering costs	—	7,792,964	780	34,655,731	—	—	34,656,511
Comprehensive income (loss):
Realized gain on sale of short-term securities— available-for-sale	—	—	—	—	(3,765,752)	—	(3,765,752)
Unrealized gain on short-term securities— available-for-sale, net	—	—	—	—	2,745,993	—	2,745,993
Net loss	—	—	—	—	—	(14,616,628)	(14,616,628)
Comprehensive loss							(15,636,387)
BALANCE AT DECEMBER 31, 2003	—	34,465,737	$3,447	$174,875,072	$(289,803)	$(131,194,686)	$43,394,030
Exercise of options for common stock	—	4,121	—	14,986	—	—	14,986
Issuance of common stock for ESPP	—	49,918	5	94,553	—	—	94,558
Compensation expense related to issuance of options for common stock	—	—	—	421,635	—	—	421,635
Issuance of common stock and warrants for cash, net of offering costs	—	1,623,377	162	6,964,194	—	—	6,964,356
Comprehensive income (loss):
Unrealized gain on short-term securities— available-for-sale, net	—	—	—	—	157,162	—	157,162
Net loss	—	—	—	—	—	(24,777,694)	(24,777,694)
Comprehensive loss							(24,620,532)
BALANCE AT DECEMBER 31, 2004	—	36,143,153	$3,614	$182,370,440	$(132,641)	$(155,972,380)	$26,269,033
Exercise of options for common stock	—	37,029	4	94,950	—	—	94,954
Issuance of common stock for ESPP	—	60,854	6	110,724	—	—	110,730
Compensation expense related to issuance of options for common stock	—	—	—	394,225	—	—	394,225
Issuance of common stock and warrants for cash, net of offering costs	—	14,941,715	1,494	43,319,828	—	—	43,321,322
Comprehensive income (loss):
Unrealized gain on short-term securities— available-for-sale, net	—	—	—	—	145,609	—	145,609
Net loss	—	—	—	—	—	(16,675,864)	(16,675,864)
Comprehensive loss							(16,530,255)
BALANCE AT DECEMBER 31, 2005	—	51,182,751	$5,118	$226,290,167	$12,968	$(172,648,244)	$53,660,009

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				For the Period
				July 22, 1980
	Year ended December 31,			(Inception) through
	2005	2004	2003	December 31, 2005
Cash flows from operating activities:
Net loss	$(16,675,864)	$(24,777,694)	$(14,616,628)	$(172,648,244)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,997,672	1,888,008	1,484,349	10,729,864
Loss on disposal of assets	35,862	86,947	—	122,809
Realized gain on sale of short-term securities— available-for-sale	—	—	(3,765,752)	(3,862,502)
Write-down of short-term securities— available-for-sale	—	—	—	17,001,348
Compensation expense on issuance of common stock and partnership units	—	—	—	861,655
Compensation expense on issuance of options and warrants to purchase common stock or partnership units	394,225	421,635	471,460	2,117,927
Conversion of interest accrued to common stock	—	—	—	7,860
Acquired in-process research and development	—	—	—	19,545,028
(Increase) decrease in:
Accounts receivable and other current assets	(919,237)	108,308	316,960	(1,602,312)
Other assets	—	(7,762)	—	(37,609)
Net increase (decrease) in accounts payable and accrued employee compensation	498,375	(1,501,395)	(1,371,141)	2,867,973
Net cash used in operating activities	(14,668,967)	(23,781,953)	(17,480,752)	(124,896,203)

Cash flows from investing activities:
Purchase of property and equipment	(1,070,801)	(1,070,338)	(1,639,949)	(14,531,229)
Patent costs	(397,081)	(462,591)	(397,135)	(3,788,423)
Purchase of marketable securities	(13,140,581)	(13,123,205)	(44,421,888)	(97,895,870)
Sale of marketable securities	3,693,329	35,494,101	31,002,342	90,364,644
Acquisition costs	—	—	—	(2,377,616)
Net cash provided by (used in) investing activities	(10,915,134)	20,837,967	(15,456,630)	(28,228,494)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	43,527,006	7,073,900	35,077,334	188,107,868
Buyback of common stock pursuant to rescission offering	—	—	—	(288,795)
Withdrawal of partnership net assets	—	—	—	(176,642)
Issuance of convertible debt	—	—	—	80,000
Net cash provided by financing activities	43,527,006	7,073,900	35,077,334	187,722,431

Increase in cash and cash equivalents	17,942,905	4,129,914	2,139,952	34,597,734

Cash and cash equivalents:
Beginning of period	16,654,829	12,524,915	10,384,963	—
End of period	$34,597,734	$16,654,829	$12,524,915	$34,597,734

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities—available-for-sale	$145,609	$157,162	$(1,019,759)	$12,968
Issuance of common stock and warrants for services	$—	$—	$—	370,000

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of investments, long-lived asset impairment, and revenue recognition.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company held cash equivalents of $34,597,734 and $16,654,829 as of December 31, 2005 and 2004, respectively which consist primarily of money market funds.

Short-Term Securities—Available-For-Sale

The Company accounts for its short-term securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Short-term securities include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days at the time of purchase and less than one year from the balance sheet date. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value with unrealized gains (losses) recorded as a separate component of shareholders’ equity and comprehensive income (loss). At December 31, 2005, the Company’s investments in marketable securities had gross unrealized gains of $12,968. At December 31, 2004, the Company’s investments in marketable securities had gross unrealized losses of $132,641.

Accounts Receivable

Accounts receivable is stated at cost. An allowance for doubtful accounts receivable is not necessary since the collect ability of individual accounts receivable is known by the company. Amounts included in accounts receivable are as follows:

As of December 31,	2005	2004

Research contract	$1,200,000	—
Grant	36,446	$276,437
Interest	—	72,226
Miscellaneous	—	20,000

Accounts receivable	$1,236,446	$368,663

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally five years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset, generally five years, using the straight-line method. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that increase the useful life or value are capitalized.

Amounts included in property and equipment are as follows:

As of December 31,	2005	2004

Lab equipment	$4,634,255	$4,212,804
Office equipment	700,578	669,376
Leasehold improvements	8,661,359	7,802,300
Construction in process	—	358,210
	13,996,192	13,042,690

Less accumulated depreciation	(8,396,923)	(6,729,046)

Property and equipment, net	$5,599,269	$6,313,644

Patent Costs

Patent costs consist primarily of legal and filing fees incurred to file patents on proprietary technology developed by the Company. Patent costs are amortized on a straight-line basis over the shorter of the estimated economic lives or the legal lives of the patents, generally 17 years. Patent amortization was $248,358, $209,835 and $268,536 for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenue Recognition

The Company records revenue from research contracts and grants as the services are performed and payment is reasonably assured. In 2005, the Company recognized $4,600,000 in research contracts revenue from government funding for work performed on viral disease research projects. Upfront, nonrefundable fees and other fees associated with license and development arrangements are recognized as revenue ratably over the performance period. Revenue associated with performance milestones under license and development arrangements is recognized based upon the achievement of the milestones, as defined in the respective agreements. To date revenue from license and development arrangements has not been significant.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. A valuation allowance is recorded to reduce the net deferred tax asset to zero because it is more likely than not the deferred tax asset will not be realized.

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

Year Ended December 31,	2005	2004	2003

Net loss	$(16,675,864)	$(24,777,694)	$(14,616,628)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	44,655,008	35,994,976	29,808,539
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	44,655,008	35,994,976	29,808,539
Net loss per share—basic and diluted	$(0.37)	$(0.69)	$(0.49)

* Warrants and stock options to purchase 17,025,547, 13,817,608 and 14,996,243 shares of common stock as of December 31, 2005, 2004 and 2003, respectively, were excluded from earnings per share calculation as their effect would have been antidilutive.

Stock-based Compensation

The Financial Accounting Standards Board (FASB) has issued SFAS 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted. In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123 for certain transition provisions for companies electing to adopt the fair value method and amends SFAS 123 for certain financial statement disclosures, including interim financial statements. The Company adopted SFAS 148 in December 2002. The Company has elected to account for its stock-based compensation plans (which are described in Note 4) under APB 25. The Company has computed, for pro forma disclosure purposes, the impact on net loss and net loss per share if the Company had accounted for its stock-based compensation plans in accordance with SFAS 123 as follows:

	For the Year Ended December 31,
	2005	2004	2003

Net loss, as reported	$(16,675,864)	$(24,777,694)	$(14,616,628)
Deduct: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(2,219,446)	(2,011,753)	(3,436,587)
Pro forma net loss	$(18,895,310)	$(26,789,447)	$(18,053,215)
Basic and diluted net loss per share:
As reported	$(0.37)	$(0.69)	$(0.49)
Pro forma	$(0.42)	$(0.74)	$(0.61)

No stock-based employee compensation is included in net loss for any of the periods presented since all of the options were granted at the fair market value of the Company’s common stock on the date of grant. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.  Additional awards are anticipated in future years.

The value of all options granted during 2005, 2004 and 2003 using the Black-Scholes options pricing model as prescribed by SFAS 123 used the following weighted average assumptions for grants:

Year Ended December 31,	2005	2004	2003
Risk-free interest rate	3.38%	3.00%	2.13%
Expected dividend yield	0%	0%	0%
Expected lives	9.1 Years	9.2 Years	7.5 Years
Expected volatility	93%	93%	94%

Using the Black-Scholes methodology, the total value of options granted to employees during 2005, 2004 and 2003 was $2,252,654, $1,244,461 and $397,062, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted to employees during 2005, 2004 and 2003 was $2.12, $2.70 and $4.29, respectively.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted are expensed when the measurement date is known. The performance for services was satisfied on the grant date for stock options granted to non-employees. The total fair value of the options granted to non-employees in 2005, 2004 and 2003 was $394,225, $421,635 and $471,460, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for the first annual reporting period beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal 2003 through fiscal 2005, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption will have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. During the year ended December 31, 2005, the Company adopted SFAS No. 153. The statement did not have a material impact on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. During the year ended December 31, 2005, the Company adopted FIN 47. The interpretation did not have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change. The Company adopted this standard on January 1, 2006, and does not believe that it will have a material impact on the consolidated financial statements.

3.  LIQUIDITY:

The Company is in the development stage. Since its inception in 1980 through December 31, 2005, the Company has incurred losses of approximately $173 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial additional financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. On January 19, 2005, the Company closed a private equity financing for net proceeds of $22,300,338 with several institutional investors. The Company sold 8,000,000 shares of common stock at $3.00 per share, together with warrants to acquire an additional 1,600,001 shares of common stock, as described in Note 4. On September 26, 2005, the Company received $3,400,000 in government funding for work performed on viral disease research projects. On November 14, 2005, the Company closed a private equity financing for net proceeds of $21,020,984 with several institutional investors. The Company sold 6,941,715 shares of common stock at $3.26 per share, as described in Note 4. The Company believes it has sufficient cash to fund operations through 2006. For 2006, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $22 to $25 million. Expenditures for 2006 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to significantly curtail certain expenditures because a significant amount of the Company’s costs are variable.

The company was informed in 2004 that it had been allocated $5 million in government funding for work on four bio-defense research projects and the company recognized $4.6 million from this program in 2005. In January 2006, the company announced that President Bush had approved the final version of the 2006 defense appropriations act, which included an allocation of $11 million to fund the company’s ongoing defense-related programs. The company’s NEUGENE® technology is being used to develop therapeutic agents against Ebola, Marburg and dengue viruses, as well as to develop countermeasures for anthrax exposure and antidotes for ricin toxin. This additional funding for 2006 has not been received and has not been reflected in the financial statements.

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

In January 2004, the institutional investors above exercised warrants for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share, for net proceeds of $6,964,356. Investors also received new five-year warrants to purchase 389,611 common shares for $5.50 per share. These warrants are exercisable starting July 28, 2004 and expire on December 8, 2008.

In January 2005, the Company closed a private equity financing for net proceeds of $22,300,338 with several institutional investors. The Company sold 8,000,000 shares of common stock at $3.00 per share. These investors also received warrants for the purchase of 1,600,001 common shares at $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009. In connection with the equity financing, the placement agent received a warrant for the purchase of an additional 560,000 common shares at $5.00 per share. These warrants also are exercisable starting July 19, 2005 and expire on July 19, 2009.

In November 2005, the Company closed a private equity financing for net proceeds of $21,020,984 with several institutional investors. The Company sold 6,941,715 shares of common stock at $3.26 per share. In connection with the equity financing, the placement agent received a warrant for the purchase of 485,920 common shares at $5.00 per share. These warrants are exercisable commencing on May 14, 2006 and expire on May 14, 2010.

In 2000, the Board of Directors and the Company’s shareholders approved the Employee Stock Purchase Plan under which the Company is authorized to sell up to 250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees may elect every six months to have up to 10% of their compensation withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the beginning-of-plan period or end-of-plan period market price of the Company’s common stock. During 2005, employees elected to purchase a total of 60,854 shares of the Company’s common stock at $1.82 per share. During 2004, employees elected to purchase a total of 49,918 shares of the Company’s common stock at $1.89 per share. During 2003, employees elected to purchase a total of 30,467 shares of the Company’s common stock at $4.06 per share. At December 31, 2005, 39,807 shares remained available to purchase.

The Company has two stock option plans, the 2002 Equity Incentive Plan and the 1997 Stock Option Plan (the Plans). The 2002 Plan provides for the issuance of incentive stock options to employees and nonqualified stock options, stock appreciation rights and bonus rights to employees, directors of the Company and consultants. The 1997 Plan provides for the assumption of the ImmunoTherapy Options under the Merger Agreement. The Company has reserved 6,582,452 shares of common stock for issuance under the Plans. Options issued under the Plans generally vest ratably over four years and expire five to ten years from the date of grant. At December 31, 2005, 3,695,509 options are outstanding at a weighted-average exercise price of $4.74 under equity compensations plans approved by security holders. At December 31, 2005, 1,809,863 shares were available to issue under equity compensation plans approved by security holders.

A summary of the status of the Company’s stock option plans and changes are presented in the following table:

	2005		2004		2003
For the Year Ended December 31,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,803,278	$5.22	3,333,861	$5.60	3,668,581	$5.68
Granted	1,245,937	2.47	631,041	3.10	212,500	5.07
Exercised	(37,029)	2.56	(4,121)	3.64	(79,640)	3.73
Canceled	(199,790)	4.73	(157,503)	4.75	(467,580)	6.34
Options outstanding at end of year	4,812,396	4.55	3,803,278	5.22	3,333,861	5.60

Exercisable at end of year	3,308,714	$5.40	2,912,510	$5.63	2,556,828	$5.65

At December 31, 2005, 1,770,056 shares were available for future grant.

The following table summarizes information about stock options outstanding at December 31, 2005:

Exercise Price	Outstanding Shares at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Exercisable Options
$1.76	20,000	3.62	20,000
2.00	100,000	9.03	—
2.06	20,000	8.75	5,000
2.20	60,000	7.78	6,667
2.24	50,000	9.38	29,165
2.26	10,000	9.72	—
2.29	30,000	9.36	—
2.43	8,000	4.36	—
2.53	894,804	8.36	90,204
2.55	63,000	8.48	28,250
2.60	5,000	9.21	—
2.64	33,000	9.17	—
2.89	100,000	8.24	25,000
2.92	183,334	8.22	45,834
3.02	33,334	8.23	8,334
3.25	20,000	9.88	—
3.29	10,000	3.28	10,000
3.31	25,000	3.76	25,000
3.45	100,000	8.25	25,000
3.50	190,094	1.61	190,094
3.69	28,000	3.05	28,000
3.81	15,000	2.64	15,000
3.97	132,768	1.12	132,768
4.16	25,000	7.28	25,000
4.25	20,000	2.98	20,000
4.28	5,000	2.10	5,000
4.34	70,081	4.48	56,748
4.55	30,000	2.62	30,000
4.87	20,000	7.01	10,000
4.89	10,000	7.01	5,000
5.35	745,800	6.93	745,800
5.53	40,000	4.92	26,668
5.75	503,000	4.00	503,000
5.88	45,000	7.38	30,001
6.00	66,668	0.70	66,668
6.38	235,000	1.44	235,000
6.63	510,000	2.11	510,000
6.65	40,000	6.37	40,000
6.69	100,000	1.69	100,000
6.88	132,000	4.62	132,000
7.19	33,334	4.58	33,334
8.10	25,179	0.88	25,179
8.13	25,000	1.84	25,000
	4,812,396		3,308,714

The Company has also issued warrants for the purchase of common stock in conjunction with financing and compensation arrangements. The 2,645,921, 389,611, and 5,503,312 warrants granted in 2005, 2004 and 2003, respectively, have not been considered in the fair value based method of accounting defined in SFAS 123 as such warrant grants related to the raising of additional equity. A summary of the status of the Company’s warrants and changes are presented in the following table:

	2005		2004		2003
For the Year Ended December 31,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding at beginning of year	10,014,330	$12.34	11,662,382	$11.20	10,903,684	$15.16
Granted	2,645,921	5.00	389,611	5.50	5,503,312	5.94
Exercised	—	—	(1,623,377)	4.62	—	—
Expired	(447,100)	9.14	(414,286)	4.03	(4,744,614)	13.43
Warrants outstanding at end of year	12,213,151	10.79	10,014,330	12.34	11,662,382	11.20

Exercisable at end of year	10,061,353	$6.95	8,348,452	$7.70	9,996,504	$7.13

The following table summarizes information about warrants outstanding at December 31, 2005:

Exercise Price	Outstanding Warrants at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
$0.0003	16,667	No expiration date	16,667
1.14	1,000	No expiration date	1,000
3.00	614,139	0.23	614,139
5.00	2,645,921	3.70	2,160,001
5.50	1,704,546	2.94	1,704,546
7.00	2,565,000	2.34	2,565,000
10.00	3,000,000	0.47	3,000,000
35.63	1,665,878	4.25	—
	12,213,151		10,061,353

5.  INCOME TAXES:

As of December 31, 2005 the Company has net operating loss carryforwards of approximately $128,408,000, available to reduce future taxable income, which expire 2006 through 2025. Of this $128,408,000, approximately $2,600,000 relates to net operating losses assumed as part of the ImmunoTherapy Corporation acquisition. Utilization of these ImmunoTherapy Corporation net operating losses is limited to approximately $1,200,000 per year. In addition, the Internal Revenue Code rules under Section 382 could limit the future use of the remaining $125,808,000 in losses based on ownership changes and the value of the Company’s stock. Approximately $3,399,000 of the Company’s carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company’s carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from depreciation, amortization, investment write-downs, and treatment of research and development costs and deductions related to the exercise of stock options for income tax purposes.

The Company had net deferred tax assets of $67,629,000 and $58,573,000 at December 31, 2005 and 2004, primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero because it is more likely than not the deferred tax asset will not be realized. The net change in the valuation allowance for deferred tax assets was an increase of approximately $9,056,000, $12,093,000 and $5,136,000 for the years ended December 31, 2005, 2004 and 2003, respectively, mainly due to the increase in the net operating loss carryforwards, research and development tax credits and write-down of short-term securities.

An analysis of the deferred tax assets(liabilities) are as follows:

December 31,	2005	2004

Net operating loss carryforwards	$50,079,000	$44,728,000
Difference in depreciation and amortization	1,031,000	520,000
Capital loss carryforward	5,007,000	5,007,000
Research and development tax credits	10,935,000	7,892,000
Stock options for consulting services	560,000	406,000
Other	17,000	20,000
	67,629,000	58,573,000

Valuation allowance	(67,629,000)	(58,573,000)

	$—	$—

6.  RELATED PARTY TRANSACTIONS:

During the year ended December 31, 2005, 2004 and 2003, the Company paid Boston Healthcare Associates, Inc., of which former director Andrew J. Ferrara is President, $0, $986 and $67,900, respectively, for business development consulting services.

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

7.  COMMITMENTS:

Lease Obligations

The Company leases office and laboratory facilities under various noncancelable operating leases through December 2020. Rent expense under these leases was $1,160,000, $1,485,000 and $912,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and $7,210,000 for the period from July 22, 1980 through December 31, 2005.

At December 31, 2005, the aggregate noncancelable future minimum payments under these leases are as follows:

Year ending December 31,
2006	$1,185,000
2007	1,219,000
2008	1,217,000
2009	1,212,000
2010	1,188,000
Thereafter	14,622,000
Total minimum lease payments	$20,643,000

Royalty Obligations

The Company has license agreements for which it is obligated to pay the licensors a minimum annual royalty. Royalty payments under these agreements was $125,000, $125,000 and $175,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and $858,750 for the period from July 22, 1980 through December 31, 2005.

At December 31, 2005, the aggregate future minimum royalty payments under these agreements are as follows:

Year ending December 31,
2006	$125,000
2007	125,000
2008	125,000
2009	125,000
2010	125,000
Thereafter	1,505,000
Total minimum royalty payments	$2,130,000

8.  FINANCIAL INFORMATION BY QUARTER (UNAUDITED):

2005 for quarter ended	December 31	September 30	June 30	March 31

Revenues from license fees, grants and research contracts	$1,417,446	$3,281,805	$39,317	$45,192

Operating expenses:
Research and development	4,913,490	4,147,201	3,915,155	4,141,904
General and administrative	1,409,066	1,052,244	1,272,529	1,448,530
	6,322,556	5,199,445	5,187,684	5,590,434

Other income (loss):
Interest income, net	353,538	225,169	215,725	46,063

Net loss	$(4,551,572)	$(1,692,471)	$(4,932,642)	$(5,499,179)
Net loss per share, basic And diluted	$(0.10)	$(0.04)	$(0.11)	$(0.13)
Shares used in per share calculations	47,838,357	44,184,293	44,167,565	42,455,512

2004 for quarter ended	December 31	September 30	June 30	March 31

Revenues from license fees, grants and research contracts	$285,588	$9,151	$36,271	$99,451

Operating expenses:
Research and development	3,805,658	4,167,209	6,151,870	6,613,988
General and administrative	1,416,803	964,700	1,116,027	1,238,201
	5,222,461	5,131,909	7,267,897	7,852,189

Other income (loss):
Interest income (loss), net	(53,381)	15,792	83,664	220,226

Net loss	$(4,990,254)	$(5,106,966)	$(7,147,962)	$(7,532,512)
Net loss per share, basic And diluted	$(0.14)	$(0.14)	$(0.20)	$(0.21)
Shares used in per share calculations	36,133,472	36,123,790	36,109,016	35,610,687

9.  SUBSEQUENT EVENTS (UNAUDITED):

Effective January 1, 2006, the Company extended the lease on its facility located at 4575 SW Research Way, Suite 200, Corvallis, OR 97333. This lease now expires on December 31, 2020. As of December 31, 2005, the Company had an accrued rent payable of $615,000 related to back rent payments. Upon execution of this lease extension, the Company will be paying this amount owed using a combination of cash and AVI common stock. The Company expects this liability to be paid in full in early 2006. In consideration for extending this lease, the landlord paid for a portion of the Company’s leasehold improvements. This rent reduction payment will be used to offset rent expense over the useful life of the leasehold improvements, typically five years.

On January 27, 2006, the Company announced that it had entered into a definitive License Agreement with Chiron Corporation (“Chiron”) granting the Company a nonexclusive license to Chiron’s patents and patent applications for the research, development, and commercialization of antisense therapeutics against hepatitis C virus, in exchange for the payment of certain milestone and royalty payments to Chiron. In lieu of the first milestone payment due under the License Agreement, the Company and Chiron also entered into a separate agreement under which the Company issued to Chiron 89,012 shares of the Company’s common stock. The agreement contains certain sales volume restrictions that encourage Chiron to sell the shares over a 60 day period following receipt to the shares. The agreement contains provisions to limit the gain Chiron will receive upon the sale of such shares. The agreement also contains customary representations and warranties and undertakings regarding the securities issued by the Company.

On March 13, 2006, the Company announced that it had entered into agreements with Cook Group Inc. (Cook) for Cook’s development and commercialization of products for vascular and cardiovascular diseases. Cook will take over clinical development of AVI’s device-related programs for cardiovascular restenosis, including its Resten-NG drug-eluting stent (DES) program, Resten-MP™ microparticle delivery program and its new program for catheter delivery of Resten-NG. Cook will fully fund the development, clinical and regulatory costs of these programs in the U.S. and Europe leading to commercialization. Cook has also entered into a supply agreement to purchase the NEUGENE drugs for development, clinical studies and commercialization from AVI. Cook will purchase 692,003 shares of AVI common stock for $5 million under a stock purchase agreement.