Form 10-Q
period 2006-03-31
AVI BIOPHARMA INC
filed 2006-05-10
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934 (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	52,930,651
(Class)	(Outstanding at May 5, 2006)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$36,867,301	$34,597,734
Short-term securities–available-for-sale	12,579,208	12,453,348
Accounts receivable	840,153	1,236,446
Other current assets	480,547	365,866
Total Current Assets	50,767,209	48,653,394

Property and Equipment, net of accumulated depreciation and amortization of $8,826,044 and $8,396,923	5,153,921	5,599,269
Patent Costs, net of accumulated amortization of $1,320,381 and $1,270,881	2,163,209	2,117,710
Other Assets	34,709	37,609
Total Assets	$58,119,048	$56,407,982

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,250,512	$1,861,604
Accrued employee compensation	721,388	886,369
Other liabilities	237,904	—
Total Current Liabilities	2,209,804	2,747,973

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 52,925,682 and 51,182,751 issued and outstanding	5,293	5,118
Additional paid-in capital	237,598,487	226,290,167
Accumulated other comprehensive income	14,858	12,968
Deficit accumulated during the development stage	(181,709,394)	(172,648,244)
Total Shareholders’ Equity	55,909,244	53,660,009
Total Liabilities and Shareholders’ Equity	$58,119,048	$56,407,982

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

			July 22, 1980
	Three months ended March 31,		(Inception) to
	2006	2005	March 31, 2006

Revenues from license fees, grants and research contracts	$65,962	$45,192	$9,931,490

Operating expenses:
Research and development	6,763,245	4,141,904	129,064,872
General and administrative	2,821,726	1,448,530	35,889,502
Acquired in-process research and development	—	—	19,545,028
	9,584,971	5,590,434	184,499,402

Other income (loss):
Interest income, net	457,859	46,063	5,997,364
Realized gain on sale of short-term securities— available-for-sale	—	—	3,862,502
Write-down of short-term securities— available-for-sale	—	—	(17,001,348)
	457,859	46,063	(7,141,482)

Net loss	$(9,061,150)	$(5,499,179)	$(181,709,394)

Net loss per share - basic and diluted	$(0.18)	$(0.13)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	51,715,050	42,455,512

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			July 22, 1980
	Three months ended March 31,		(Inception) to
	2006	2005	March 31, 2006
Cash flows from operating activities:
Net loss	$(9,061,150)	$(5,499,179)	$(181,709,394)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	525,141	484,038	11,255,005
Loss on disposal of assets	164,253	1,028	287,062
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Issuance of common stock to vendors	700,000	—	700,000
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	525,126	206,329	2,643,053
Stock-based compensation	1,937,271		1,937,271
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Accounts receivable and other current assets	281,612	399,958	(1,320,700)
Other assets	2,900	—	(34,709)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	(363,169)	28,316	2,504,804
Net cash used in operating activities	(5,288,016)	(4,379,510)	(130,184,219)

Cash flows from investing activities:
Purchase of property and equipment	(194,546)	(267,200)	(14,725,775)
Patent costs	(94,999)	(121,230)	(3,883,422)
Purchase of marketable securities	(1,026,087)	(3,187,858)	(98,921,957)
Sale of marketable securities	902,117	3,346,336	91,266,761
Acquisition costs	—	—	(2,377,616)
Net cash used in investing activities	(413,515)	(229,952)	(28,642,009)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	7,971,098	22,311,475	196,078,966
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	7,971,098	22,311,475	195,693,529

Increase in cash and cash equivalents	2,269,567	17,702,013	36,867,301

Cash and cash equivalents:
Beginning of period	34,597,734	16,654,829	—
End of period	$36,867,301	$34,356,842	$36,867,301

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897,000
Change in unrealized gain on short-term securities—available-for-sale	$1,890	$132,641	$14,858
Issuance of common stock and warrants for services	$175,000	$—	$545,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month period ended March 31, 2006 and 2005 and the financial information as of March 31, 2006 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company has two stock-based compensation plans, the 2002 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan, which are described below. Prior to fiscal year 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Compensation costs related to stock options granted at fair value under those plans were not recognized in the statements of operations.

In December of 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R”). Under the new standard, companies are no longer to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transaction using a fair-value method and recognize the expense in the statements of operations.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective application. Under the modified prospective application, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The Company’s net loss for the three months ended March 31, 2006 was increased by approximately $1.1 million as a result of the application of SFAS 123R.

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Plan. The fair value of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the statements of cash flows. Stock options granted to employees are service-based and typically vest over four years.

The fair market values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three Months Ended March 31,	2006	2005
Risk-free interest rate	4.07%	3.43%
Expected dividend yield	0%	0%
Expected lives	9.3 years	9.1 years
Expected volatility	91%	94%

As part of the requirements of FSAS 123R, the Company is required to estimate potential forfeiture of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company’s stock option compensation activity with respect to the fiscal quarter ended March 31, 2006 follows:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,812,396	$4.55
Granted	1,089,700	$7.32
Exercised	(195,714)	$3.44
Canceled or expired	(420)	$8.10
Outstanding at March 31, 2006	5,705,962	$5.12	6.14	$9,685,836

Vested at March 31, 2006 and expected to vest	5,665,886	$5.12	6.14	$9,615,456

Exercisable at March 31, 2006	3,702,158	$5.15	4.62	$6,166,823

The weighted average fair value per share of stock-based payments granted to employees during the three months ended March 31, 2006 and March 31, 2005 was $6.25 and $2.13, respectively. During the same periods, the total intrinsic value of stock options exercised were $729,959 and $1,212, and the total fair value of stock options that vested were $1,103,771 and $463,041, respectively.

As of March 31, 2006, there was $7,808,842 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.8 years.

During the first quarter of fiscal 2006, $672,958 was received for the exercise of stock options. The Company is obligated to issue shares from the 2002 Equity Incentive Plan reserve upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Plan.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

Three Months Ended
March 31, 2006
Research and development	$539,497
General and administrative	$564,274
Total	$1,103,771

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2006 as compared to the pro forma financial results for the three months ended March 31, 2005, adjusted for stock-based compensation:

Three Months Ended March 31,	2006	2005
Net loss, excluding the effect of stock-based compensation	$(7,957,379)	$(5,499,179)
Deduct – Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,103,771)	(463,041)
Net loss, including the effect of stock-based compensation	$(9,061,150)	$(5,962,220)
Basic and diluted net loss per share:
Excluding the effect of stock-based compensation	$(0.15)	$(0.13)
Including the effect of stock-based compensation	$(0.18)	$(0.14)

The 2000 Employee Stock Purchase Plan (ESPP) provides that eligible employees may contribute, through payroll, deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors related to the Employee Stock Purchase Plan, based on estimated fair values. During the first quarter of 2006 the total compensation expense for participants in the ESPP was $15,118 using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.07, expected life of six months, risk free interest rate of 3.5%, volatility of 73.21%, and no dividend yield. At March 31, 2006, 39,807 shares remain available for purchase through the plan and there were 96 employees eligible to participate in the plan, of which 28 were participants.

On March 15, 2006 unvested stock options for nine employees in the Company’s Colorado facility were accelerated. These employees joined Cook Group Inc. in April 2006, see note 5. The acceleration of these stock options in the first quarter of 2006 increased compensation costs by $833,500.

During the first quarter of 2006 the total compensation expense for stock-based compensation upon adoption of SFAS 123R and for acceleration of the vesting of certain stock options was $1,937,271.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted are expensed when the measurement date is known. The performance for services was satisfied on the grant date for stock options granted to non-employees. The total fair value of the options granted to non-employees during the three months ended March 31, 2006 and March 31, 2005 was $525,126 and $206,329 which was expensed to research and development, respectively.

Note 2. Liquidity

The Company is in the development stage. Since its inception in 1980 through March 31, 2006, the Company has incurred losses of approximately $182 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial additional financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. On March 13, 2006, the Company announced that it had entered into agreements with Cook Group Inc. (Cook) for Cook’s development and commercialization of products for vascular and cardiovascular diseases. Under a stock purchase agreement with Cook, the Company received net proceeds of $4,955,723. The Company sold 692,003 shares of common stock at $7.23 per share to Cook, as described in Note 5. The Company believes it has sufficient cash to fund operations through 2006. For 2006, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $22 to $25 million. Expenditures for 2006 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to significantly curtail certain expenditures because a significant amount of the Company’s costs are variable.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11 million to fund the Company’s ongoing defense-related programs. The Company’s NEUGENE® technology is being used to develop therapeutic agents against Ebola, Marburg and dengue viruses, as well as to develop countermeasures for anthrax exposure and antidotes for ricin toxin. This additional funding for 2006 has not been received and has not been reflected in the financial statements.

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

Three Months Ended March 31,	2006	2005
Net loss	$(9,061,150)	$(5,499,179)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	51,715,050	42,455,512
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	51,715,050	42,455,512
Net loss per share - basic and diluted	$(0.18)	$(0.13)

*  Warrants and stock options to purchase 17,214,065 and 16,950,059 shares of common stock as of March 31, 2006 and 2005, respectively, were excluded from the earnings per share calculation as their effect would have been antidilutive.

Note 4. Comprehensive Income and securities available for sale

Comprehensive income (loss) includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale. At March 31, 2006 and December 31, 2005, the Company’s investments in marketable securities had gross unrealized gains of $14,858 and $12,968, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Net loss	$(9,061,150)	$(5,499,179)
Unrealized gain on marketable securities	1,890	132,641

Total comprehensive loss	$(9,059,260)	$(5,366,538)

Note 5. Equity Financing

On March 13, 2006, the Company announced that it had entered into agreements with Cook Group Inc. (Cook) for Cook’s development and commercialization of products for vascular and cardiovascular diseases. There may be future royalty and milestone payments from Cook based on the License and Development Agreement. Under a stock purchase agreement with Cook, the Company received net proceeds of $4,955,723. The Company sold 692,003 shares of common stock at $7.23 per share to Cook.

During the three months ended March 31, 2006, the Company issued 900,762 shares of common stock for proceeds of $3,015,375 from the exercise of stock options and warrants.

Note 6. Significant Agreements

On January 27, 2006, the Company announced that it had entered into a definitive License Agreement with Chiron Corporation (“Chiron”) granting the Company a nonexclusive license to Chiron’s patents and patent applications for the research, development, and commercialization of antisense therapeutics against hepatitis C virus, in exchange for the payment of certain milestone and royalty payments to Chiron. In lieu of the first milestone payment due under the License Agreement, the Company and Chiron also entered into a separate agreement under which the Company issued to Chiron 89,012 shares of the Company’s common stock with a market value of $500,000 and was expensed to research and development. There may be future payments made to Chiron by the Company based on milestones in the License Agreement.

On March 13, 2006, the Company announced that it had entered into agreements with Cook Group Inc. (Cook) for Cook’s development and commercialization of products for vascular and cardiovascular diseases. See note 5.

Effective January 1, 2006, the Company extended the lease on its facility located at 4575 SW Research Way, Suite 200, Corvallis, OR 97333. This lease now expires on December 31, 2020. As of December 31, 2005, the Company had an accrued rent payable of $615,163 related to back rent payments. During the first quarter of 2006 the Company issued 31,154 shares of the Company’s common stock with a market value of $175,000, paid cash of $315,163, and sold fixed assets with a value of $25,000 to Research Way Investments. As of March 31, 2006, the Company had an accrued rent payable of $100,000 related to back rent payments.

In January 2006, the Company issued 30,000 shares of the Company’s common stock with a market value of $200,000 to the Oregon State University Foundation to have access to certain university research facilities which was expensed to research and development.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2005 and the “Risk Factors” contained in such report.

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter additional collaborative efforts. As of March 31, 2006, the Company’s accumulated deficit was $181,709,394.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $65,962 in the first quarter of 2006 from $45,192 in the comparable period in 2005, due to increases in grant revenues.

Operating expenses increased to $9,584,971 in the first quarter of 2006 from $5,590,434 in the first quarter of 2005 due to increases in research and development, which increased to $6,763,245 in 2006 from $4,141,904 in the comparable period in 2005. This research and development increase was due primarily to increases in employee costs of approximately $1,100,000, of which approximately $540,000 was upon adoption of SFAS 123R and approximately $430,000 related to the acceleration of the vesting of certain stock options. This research and development increase was also due to $500,000 in AVI common stock issued to Chiron Corporation as the first milestone payment due under a license agreement granting AVI a nonexclusive license to Chiron’s patents and patent applications for the research, development, and commercialization of antisense therapeutics against hepatitis C virus and approximately $400,000 was due to contracting costs for the production of GMP subunits, which are used by the Company to manufacture compounds for future clinical trials. The remaining research and development increase was due primarily to increases in clinical trial expenses of approximately $200,000 and professional consultant costs of approximately $320,000. Additionally, general and administrative costs increased to $2,821,726 in the first quarter of 2006 from $1,448,530 in the first quarter of 2005. This general and administrative increase was due primarily to increases in employee costs of approximately $1,200,000, of which approximately $510,000 was upon adoption of SFAS 123R and approximately $400,000 related to the acceleration of the vesting of certain stock options. The remaining general and administrative increase was due primarily to increases in accounting costs of approximately $50,000 and legal costs of approximately $30,000. Net interest income increased to $457,859 in the first quarter of 2006 from $46,063 in the first quarter of 2005 due to increases in average cash, cash equivalents and short-term securities and increases in average interest rates of the Company’s interest earning investments.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2006 or 2007 from its business activities other than from potential government grants and research contracts. The Company expects that its cash requirements through 2006 will be satisfied by existing cash resources. To fund its operations beyond 2006, the Company will need to secure additional funds. Such funds could come from technology license fees, government grants and research contracts, and accessing capital markets.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11 million to fund the Company’s ongoing defense-related programs. The Company’s NEUGENE® technology is being used to develop therapeutic agents against Ebola, Marburg and dengue viruses, as well as to develop countermeasures for anthrax exposure and antidotes for ricin toxin. This additional funding for 2006 has not been received and has not been reflected in the financial statements

The Company’s cash, cash equivalents and short-term securities were $49,446,509 at March 31, 2006, compared with $47,051,082 at December 31, 2005. The increase of $2,395,427 was due primarily to the receipt of $4,955,723 in net proceeds from a stock purchase agreement with Cook Group Inc. and $3,015,375 from the exercise of warrants and options during the first quarter of 2006, offset by $5,288,016 used in operations and $289,545 used for purchases of property and equipment and patent related costs. The Company sold 692,003 shares of common stock at $7.23 per share to Cook, as described in Note 5.

The Company’s short-term securities include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days at the time of purchase and less than one year from the balance sheet date. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value with unrealized gains (losses) recorded as a separate component of shareholders’ equity and comprehensive income (loss).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer, the President and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 1A. Risk Factors.   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 13, 2006, the Company sold 692,003 shares of common stock at $7.23 per share to Cook, for gross proceeds of $5,000,000. The net proceeds of $4,955,723 will be used for working capital purposes. The shares were issued in connection with the execution of license and supply agreements. The shares were issued directly to the purchaser, without the use of an underwriter in a transaction exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. The shares were subsequently registered for resale on Form S-3, (Registration No, 333-133211), which was declared effective by the Securities and Exchange Commission on April 24, 2006.

Item 3              Defaults Upon Senior Securities.  None

Item 4.           Submission of Matters to a Vote of Securities Holders.  None

Item 5.           Other Information.  None

Item 6. Exhibits

		Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
4.2	First Amendment to Third Restated Articles of Incorporation of AntiVirals Inc.	8-K	0-22613	3.3	9/30/98
4.3	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
4.4	Bylaws of AntiVirals Inc.	SB-2	333-20513	3.2	5/29/97
10.50+	Supply Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc.	S-3	333-133211	10.50	04/11/06
10.51+	License and Development Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc.	S-3	333-133211	10.51	04/11/06
10.52+	Investment Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc.	S-3	333-133211	10.52	04/11/06
10.53+	License Agreement dated January 26, 2006 by and between with Chiron Corporation and AVI BioPharma, Inc.					X
10.54	Stock Purchase Agreement dated January 26, 2006 by and between with Chiron Corporation and AVI BioPharma, Inc.					X
31.1	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer, Mark M. Webber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Materials in the exhibit marked with a “+” have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2006	AVI BIOPHARMA, INC.

		By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

		By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)