Form 10-Q
period 2006-06-30
AVI BIOPHARMA INC
filed 2006-08-09
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from      to

Commission file number 0-22613

AVI BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0797222
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

One SW Columbia Street, Suite 1105, Portland, Oregon	97258
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  503-227-0554

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934 (Check one):

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	52,961,950
(Class)	(Outstanding at August 4, 2006)

AVI BIOPHARMA, INC.
FORM 10-Q
INDEX

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$31,764,383	$34,597,734
Short-term securities—available-for-sale	12,709,104	12,453,348
Accounts receivable	44,389	1,236,446
Other current assets	583,500	365,866
Total Current Assets	45,101,376	48,653,394

Property and Equipment, net of accumulated depreciation and amortization of $9,269,104 and $8,396,923	4,935,608	5,599,269
Patent Costs, net of accumulated amortization of $1,373,381 and $1,270,881	2,312,323	2,117,710
Other Assets	34,709	37,609
Total Assets	$52,384,016	$56,407,982

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,288,154	$1,861,604
Accrued employee compensation	662,500	886,369
Other liabilities	314,167	—
Total Current Liabilities	2,264,821	2,747,973

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 52,961,694 and 51,182,751 issued and outstanding	5,296	5,118
Additional paid-in capital	238,708,122	226,290,167
Accumulated other comprehensive income	17,200	12,968
Deficit accumulated during the development stage	(188,611,423)	(172,648,244)
Total Shareholders’ Equity	50,119,195	53,660,009
Total Liabilities and Shareholders’ Equity	$52,384,016	$56,407,982

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

					July 22, 1980
	Three months ended June 30,		Six months ended June 30,		(inception) through
	2006	2005	2006	2005	June 30, 2006

Revenues from license fees, grants and research contracts	$18,558	$39,317	$84,520	$84,509	$9,950,048

Operating expenses:
Research and development	5,921,929	3,915,155	12,685,174	8,057,059	134,986,801
General and administrative	1,515,711	1,272,529	4,337,437	2,721,059	37,405,213
Acquired in-process research and development	—	—	—	—	19,545,028
	7,437,640	5,187,684	17,022,611	10,778,118	191,937,042

Other income (loss):
Interest income, net	517,053	215,725	974,912	261,788	6,514,417
Realized gain on sale of short-term securities— available-for-sale	—	—	—	—	3,862,502
Write-down of short-term securities— available-for-sale	—	—	—	—	(17,001,348)
	517,053	215,725	974,912	261,788	(6,624,429)

Net loss	$(6,902,029)	$(4,932,642)	$(15,963,179)	$(10,431,821)	$(188,611,423)

Net loss per share - basic and diluted	$(0.13)	$(0.11)	$(0.31)	$(0.24)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	52,946,054	44,167,565	52,333,952	43,316,268

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			July 22, 1980
	Six months ended June 30,		(Inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(15,963,179)	$(10,431,821)	$(188,611,423)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,037,924	975,604	11,767,788
Loss on disposal of assets	190,989	3,557	313,798
Realized gain on sale of short-term securities— available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Issuance of common stock to vendors	700,000	—	700,000
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	525,126	267,005	2,643,053
Stock-based compensation	2,943,271		2,943,271
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Accounts receivable and other current assets	974,423	438,379	(627,889)
Other assets	2,900	—	(34,709)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	(308,152)	(322,938)	2,559,821
Net cash used in operating activities	(9,896,698)	(9,070,214)	(134,792,901)

Cash flows from investing activities:
Purchase of property and equipment	(462,752)	(573,292)	(14,993,981)
Patent costs	(297,113)	(197,644)	(4,085,536)
Purchase of marketable securities	(3,205,522)	(7,649,497)	(101,101,392)
Sale of marketable securities	2,953,998	5,802,462	93,318,642
Acquisition costs	—	—	(2,377,616)
Net cash used in investing activities	(1,011,389)	(2,617,971)	(29,239,883)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	8,074,736	22,379,431	196,182,604
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	8,074,736	22,379,431	195,797,167

Increase (decrease) in cash and cash equivalents	(2,833,351)	10,691,246	31,764,383

Cash and cash equivalents:
Beginning of period	34,597,734	16,654,829	—
End of period	$31,764,383	$27,346,075	$31,764,383

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897,000
Change in unrealized gain on short-term securities–available-for-sale	$4,232	$132,641	$17,200
Issuance of common stock and warrants in satisfaction of liabilities	$175,000	$—	$545,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2006 and 2005 and the financial information as of June 30, 2006 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

In December of 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R”). Under the new standard, companies are no longer to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statements of operations.

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

The Company’s net loss for the three and six-month periods ended June 30, 2006 were increased by approximately $1.0 million and $2.1 million, respectively, as a result of the application of SFAS 123R.

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

The fair market values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three and Six Months Ended June 30,	2006	2005
Risk-free interest rate	4.14%	3.43%
Expected dividend yield	0%	0%
Expected lives	9.3 years	9.1 years
Expected volatility	91%	94%

The risk-free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future. The expected lives are estimated using expected and historical exercise behavior. The expected volatility is estimated using historical calculated volatility and considers factors such as future events or circumstances that could impact volatility.

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

A summary of the Company’s stock option compensation activity with respect to the six months ended June 30, 2006 follows:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,812,396	$4.55
Granted	1,172,700	$7.13
Exercised	(205,075)	$3.43
Canceled or expired	(45,477)	$5.49
Outstanding at June 30, 2006	5,734,544	$5.11	5.99	$5,304,586

Vested at June 30, 2006 and expected to vest	5,694,751	$5.11	5.97	$5,267,337

Exercisable at June 30, 2006	3,744,887	$5.11	4.49	$3,442,147

The weighted average fair value per share of stock-based payments granted to employees during the six months ended June 30, 2006 and June 30, 2005 was $6.09 and $2.12, respectively. During the same periods, the total intrinsic value of stock options exercised were $763,905 and $1,869, and the total fair value of stock options that vested were $2,109,771 and $1,035,063, respectively.

As of June 30, 2006, there was $7,151,570 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.8 years.

During the six months ended June 30, 2006, $703,073 was received for the exercise of stock options. The Company is obligated to issue shares from the 2002 Equity Incentive Plan upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Plan.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$638,584	$1,178,081
General and administrative	367,416	931,690
Total	$1,006,000	$2,109,771

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net loss and loss per share for the three and six-month periods ended June 30, 2006 as compared to the pro forma financial results for the three and six-month periods ended June 30, 2005, adjusted for stock-based compensation:

Three Months Ended June 30,	2006	2005
Net loss, excluding the effect of stock-based compensation	$(5,896,029)	$(4,932,642)
Deduct – Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,006,000)	(572,022)
Net loss, including the effect of stock-based compensation	$(6,902,029)	$(5,504,664)
Basic and diluted net loss per share:
Excluding the effect of stock-based compensation	$(0.11)	$(0.11)
Including the effect of stock-based compensation	$(0.13)	$(0.12)

Six Months Ended June 30,	2006	2005
Net loss, excluding the effect of stock-based compensation	$(13,853,408)	$(10,431,821)
Deduct – Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,109,771)	(1,035,063)
Net loss, including the effect of stock-based compensation	$(15,963,179)	$(11,466,884)
Basic and diluted net loss per share:
Excluding the effect of stock-based compensation	$(0.26)	$(0.24)
Including the effect of stock-based compensation	$(0.31)	$(0.26)

The 2000 Employee Stock Purchase Plan (ESPP) provides that eligible employees may contribute, through payroll, deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors related to the Employee Stock Purchase Plan, based on estimated fair values. During the three and six-month periods ended June 30, 2006 the total compensation expense for participants in the ESPP was $17,601 and $32,719, respectively, using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.35, expected life of six months, risk free interest rate of 4.12%, volatility of 84.53%, and no dividend yield. At June 30, 2006, 263,156 shares remain available for purchase through the plan and there were 100 employees eligible to participate in the plan, of which 34 were participants.

On March 15, 2006 unvested stock options for nine employees in the Company’s Colorado facility were accelerated. These employees joined Cook Group Inc. in April 2006, see note 5. The acceleration of these stock options in the first quarter of 2006 increased compensation costs by $833,500.

During the three and six-month periods ended June 30, 2006 the total compensation expense for stock-based compensation upon adoption of SFAS 123R and for acceleration of the vesting of certain stock options was $1,006,000 and $2,943,271, respectively.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted are expensed when the measurement date is known. The performance for services was satisfied on the grant date for stock options granted to non-employees. The total fair value of the options granted to non-employees during the six months ended June 30, 2006 and June 30, 2005 was $525,126 and $267,005, respectively, which was expensed to research and development.

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through June 30, 2006, the Company has incurred losses of approximately $189 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial additional financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. On March 13, 2006, the Company announced that it had entered into agreements with Cook Group Inc. (Cook) for Cook’s development and commercialization of products for vascular and cardiovascular diseases. Under a stock purchase agreement with Cook, the Company received net proceeds of $4,955,623. The Company sold 692,003 shares of common stock at $7.23 per share to Cook, as described in Note 5. The Company believes it has sufficient cash to fund operations through 2007. For 2006, the Company expects expenditures for operations, including collaborative efforts and GMP facilities to be approximately $22 to $25 million. Expenditures for 2006 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company has the ability to significantly curtail certain expenditures because a significant amount of the Company’s costs are variable.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11 million to fund the Company’s ongoing defense-related programs. The Company’s NEUGENE® technology will be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company continues to work with the government to define the scope of the work to be performed on these programs. This additional funding for 2006 has not been received and has not been reflected in the financial statements.

The likelihood of the long term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace as well as the burdensome regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

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

Three Months Ended June 30,	2006	2005
Net loss	$(6,902,029)	$(4,932,642)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	52,946,054	44,167,565
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	52,946,054	44,167,565
Net loss per share - basic and diluted	$(0.13)	$(0.11)

Six Months Ended June 30,	2006	2005
Net loss	$(15,963,179)	$(10,431,821)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	52,333,952	43,316,268
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	52,333,952	43,316,268
Net loss per share - basic and diluted	$(0.31)	$(0.24)

*  Warrants and stock options to purchase 14,242,647 and 16,855,638 shares of common stock as of June 30, 2006 and 2005, respectively, were excluded from the earnings per share calculation as their effect would have been antidilutive.

Note 4.  Comprehensive Income and securities available for sale

Comprehensive income (loss) includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale. At June 30, 2006 and December 31, 2005, the Company’s investments in marketable securities had gross unrealized gain of $17,200 and $12,968, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss	$(6,902,029)	$(4,932,642)	$(15,963,179)	$(10,431,821)
Unrealized gain (loss) on marketable securities	2,342	0	4,232	132,641

Total comprehensive loss	$(6,899,687)	$(4,932,642)	$(15,958,947)	$(10,299,180)

Note 5.  Equity Financing

On March 13, 2006, the Company announced that it had entered into agreements with Cook Group Inc. (Cook) for Cook’s development and commercialization of products for vascular and cardiovascular diseases. There may be future royalty and milestone payments from Cook based on the License and Development Agreement. Under a stock purchase agreement with Cook, the Company received net proceeds of $4,955,623. The Company sold 692,003 shares of common stock at $7.23 per share to Cook.

During the six months ended June 30, 2006, the Company issued 910,123 shares of common stock for proceeds of $3,045,490 from the exercise of stock options and warrants and 26,651 shares of common stock for proceeds of $73,623 from sales under the Company’s employee stock purchase plan.

Note 6.  Significant Agreements

On January 27, 2006, the Company announced that it had entered into a definitive License Agreement with Chiron Corporation (“Chiron”) granting the Company a nonexclusive license to Chiron’s patents and patent applications for the research, development, and commercialization of antisense therapeutics against hepatitis C virus, in exchange for the payment of certain milestone and royalty payments to Chiron. In lieu of the first milestone payment due under the License Agreement, the Company and Chiron also entered into a separate agreement under which the Company issued to Chiron 89,012 shares of the Company’s common stock with a market value of $500,000 and which was expensed to research and development. There may be future payments made to Chiron by the Company based on milestones in the License Agreement.

On March 13, 2006, the Company announced that it had entered into agreements with Cook Group Inc. (Cook) for Cook’s development and commercialization of products for vascular and cardiovascular diseases. See note 5.

Effective January 1, 2006, the Company extended the lease on its facility located at 4575 SW Research Way, Suite 200, Corvallis, OR 97333. This lease now expires on December 31, 2020. As of December 31, 2005, the Company had an accrued rent payable of $615,163 related to back rent payments. During the first half of 2006 the Company issued 31,154 shares of the Company’s common stock, paid cash and sold fixed assets to Research Way Investments to pay off the accrued rent payable related to back rent payments.

In January 2006, the Company issued 30,000 shares of the Company’s common stock with a market value of $200,000 to the Oregon State University Foundation to secure access to certain university research facilities which was expensed to research and development.

Note 7.  Other current assets

Amounts included in other current assets are as follows:

	June 30, 2006	December 31, 2005

Prepaid expenses	$331,557	$272,165
Prepaid rents	100,402	93,701
Restricted cash	151,541	—

Other current assets	$583,500	$365,866

Starting in April 2006, the Company was required to pledge $150,000 as collateral for company credit cards issued to some employees. The Company classifies this amount as restricted cash. As of June 30, 2006, restricted cash including accrued interest was $151,541. The remaining components of other current assets include normally occurring prepaid expenses and rents.

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter additional collaborative efforts. As of June 30, 2006, the Company’s accumulated deficit was $188,611,423.

Results of Operations

Revenues, from license fees, grants and research contracts, decreased to $18,558 in the second quarter of 2006 from $39,317 in the second quarter of 2005, primarily due to decreases in grant revenues, partially offset by increases in research contract revenues. Revenues, from license fees, grants and research contracts, remained essentially unchanged at approximately $85,000 for both the first half of 2006 and 2005.

Operating expenses increased to $7,437,640 in the second quarter of 2006 from $5,187,684 in the second quarter of 2005 and to $17,022,611 for the six months ended June 30, 2006 from $10,778,118 for the comparable period of 2005 primarily due to increases in research and development, which increased to $5,921,929 in the second quarter of 2006 from $3,915,155 in the second quarter of 2005 and to $12,685,174 for the six months ended June 30, 2006 from $8,057,059 in the comparable period in 2005. This research and development increase in the second quarter of 2006 was due to increases in employee costs of approximately $650,000, of which approximately $640,000 was upon adoption of SFAS 123R. This research and development increase for the six months ended June 30, 2006 was due primarily to increases in employee costs of approximately $1,750,000, of which approximately $1,180,000 was upon adoption of SFAS 123R and approximately $430,000 related to the acceleration of the vesting of certain stock options. Also, approximately $750,000 of this increase in the second quarter of 2006 and approximately $950,000 of this increase for the six months ended June 30, 2006 was due to increases in clinical expenses from the expansion of clinical programs in hepatitis C and coronary artery bypass grafting. Additionally, approximately $600,000 of this increase in the second quarter of 2006 and approximately $1.0 million of this increase for the six months ended June 30, 2006 was due to contracting costs for the production of GMP subunits, which are used by the Company to manufacture compounds for future clinical trials. Also, this research and development increase for the six months ended June 30, 2006 included

$500,000 in AVI common stock issued to Chiron Corporation as the first milestone payment due under a license agreement granting AVI a nonexclusive license to Chiron’s patents and patent applications for the research, development, and commercialization of antisense therapeutics against hepatitis C virus. The remaining increase was due to additional professional consulting costs of approximately $320,000.

The remaining increase in operating expenses was due to general and administrative costs increasing to $1,515,711 in the second quarter of 2006 from $1,272,529 in the second quarter of 2005 and to $4,337,437 for the six months ended June 30, 2006 from $2,721,059 for the comparable period of 2005. This general and administrative increase in the second quarter of 2006 was due primarily to increases in employee costs of approximately $260,000, of which approximately $370,000 was upon adoption of SFAS 123R, partially offset by decreases in employee costs of approximately $130,000 when nine employees in the Company’s Colorado facility joined Cook Group Inc. (Cook) in April 2006, subsequent to the Company’s licensing transaction with Cook, see Note 5. This general and administrative increase for the six months ended June 30, 2006 was due primarily to increases in employee costs of approximately $1,500,000, of which approximately $930,000 was upon adoption of SFAS 123R and approximately $400,000 related to the acceleration of the vesting of certain stock options.

Net interest income increased to $517,053 in the second quarter of 2006 from $215,725 in the second quarter of 2005 and to $974,912 for the six months ended June 30, 2006 from $261,788 for the comparable period in 2005 due to increases in average cash, cash equivalents and short-term securities and increases in average interest rates of the Company’s interest earning investments.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2006 or 2007 from its business activities other than from potential government grants and research contracts. The Company expects that its cash requirements through 2007 will be satisfied by existing cash resources. To fund its operations beyond 2007, the Company will need to secure additional funds. Such funds could come from technology license fees, government grants and research contracts, and accessing capital markets.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11 million to fund the Company’s ongoing defense-related programs. The Company’s NEUGENE® technology will be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company continues to work with the government to define the scope of the work to be performed on these programs. This additional funding for 2006 has not been received and has not been reflected in the financial statements

The Company’s cash, cash equivalents and short-term securities were $44,473,487 at June 30, 2006, compared with $47,051,082 at December 31, 2005. The decrease of $2,577,595 was due primarily to $9,896,698 used in operations and $759,865 used for purchases of property and equipment and patent related costs, offset by the receipt of $4,955,623 in net proceeds from a stock purchase agreement with Cook Group Inc. and $3,119,113 from the exercise of warrants and options and sales under the Company’s employee stock purchase plan during the first half of 2006. The Company sold 692,003 shares of common stock at $7.23 per share to Cook, as described in Note 5.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s critical accounting policies and estimates are consistent with the disclosure in the Company’s Form 10-K, except for the adoption of SFAS 123R in 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2005 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer, the President and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There has been no substantial changes in the Company’s “Risk Factors” contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 13, 2006, the Company sold 692,003 shares of common stock at $7.23 per share to Cook, for gross proceeds of $5,000,000. The net proceeds of $4,955,623 will be used for working capital purposes. The shares were issued in connection with the execution of license and supply agreements. The shares were issued directly to the purchaser, without the use of an underwriter in a transaction exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. The shares were subsequently registered for resale on Form S-3, (Registration No. 333-133211), which was declared effective by the Securities and Exchange Commission on April 24, 2006.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 24, 2006, at the Annual Meeting of the Company’s Shareholders (“Annual Meeting”), the shareholders approved each of the proposals set forth in the Company’s Proxy Statement dated April 18, 2006, briefly described below:

(i)            The shareholders were requested to elect and elected to the Board of Directors the following four individuals who received the most votes:

Nominees

Jack L. Bowman

Michael D. Casey

James B. Hicks, Ph.D.

Alan P. Timmins

Besides the foregoing directors, the following directors with terms expiring in 2007 continued as directors following the Annual Meeting: Denis R. Burger, Ph.D., John C. Hodgman, John W. Fara, Ph.D., and K. Michael Forrest.

(ii)           The shareholders were asked to approve increasing the reserve of shares under the Company’s 2000 Employee Stock Purchase Plan from 250,000 to 500,000. The proposal was approved by the shareholders, as 14,460,142 votes were cast for the proposal, 2,843,724 votes were cast against and 164,046 votes abstained.

(iii)          The shareholders were asked to ratify the selection by the Audit Committee of KPMG LLP as the Company’s independent auditors. The proposal was ratified by the shareholders, as 47,292,013 votes were cast for the proposal, 475,571 votes were cast against, 127,107 votes abstained and 4,981,271 votes were not voted.

Item 5.  Other Information.

None

Item 6.  Exhibits

		Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
4.2	First Amendment to Third Restated Articles of Incorporation of AntiVirals Inc.	8-K	0-22613	3.3	9/30/98
4.3	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
4.4	Bylaws of AntiVirals Inc.	SB-2	333-20513	3.2	5/29/97
10.50+	Supply Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc.	S-3	333-133211	10.50	04/11/06
10.51+	License and Development Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc.	S-3	333-133211	10.51	04/11/06
10.52+	Investment Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc.	S-3	333-133211	10.52	04/11/06
10.53+	License Agreement dated January 26, 2006 by and between with Chiron Corporation and AVI BioPharma, Inc.	10-Q	0-22613	10.53	05/10/06
10.54	Stock Purchase Agreement dated January 26, 2006 by and between with Chiron Corporation and AVI BioPharma, Inc.	10-Q	0-22613	10.54	05/10/06
10.55	Second Lease Extension and Modification Agreement dated January 24, 2006 by and between Research Way Investments and AVI BioPharma, Inc.					X
31.1	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer, Mark M. Webber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

Date: August 9, 2006	AVI BIOPHARMA, INC.

	By:	/s/ DENIS R. BURGER, Ph.D.
Denis R. Burger, Ph.D.
Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information
Officer
(Principal Financial and Accounting Officer)