Form 10-Q
period 2007-03-31
AVI BIOPHARMA INC
filed 2007-05-10
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	53,628,073
(Class)	(Outstanding at May 4, 2007)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.
(A Development Stage Company)
BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$14,964,915	$20,159,201
Short-term securities—available-for-sale	12,081,196	12,992,931
Accounts receivable	551,783	51,498
Other current assets	709,486	736,283
Total Current Assets	28,307,380	33,939,913

Property and Equipment, net of accumulated depreciation and amortization of $10,603,407 and $10,174,712	4,103,482	4,329,583
Patent Costs, net of accumulated amortization of $1,533,630 and $1,496,699	2,611,476	2,558,541
Other Assets	284,709	34,709
Total Assets	$35,307,047	$40,862,746

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,889,929	$1,401,584
Accrued employee compensation	1,021,336	1,371,353
Other liabilities	1,435,490	377,908
Total Current Liabilities	4,346,755	3,150,845

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 53,282,841 and 53,182,841 issued and outstanding	5,328	5,318
Additional paid-in capital	244,382,818	241,409,421
Accumulated other comprehensive income	16,377	18,418
Deficit accumulated during the development stage	(213,444,231)	(203,721,256)
Total Shareholders’ Equity	30,960,292	37,711,901
Total Liabilities and Shareholders’ Equity	$35,307,047	$40,862,746

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

(unaudited)

			July 22, 1980
	Three months ended March 31,		(Inception) to
	2007	2006	March 31, 2007

Revenues from license fees, grants and research contracts	$536,042	$65,962	$10,516,861

Operating expenses:
Research and development	6,317,641	6,763,245	153,964,856
General and administrative	4,303,885	2,821,726	45,124,413
Acquired in-process research and development	—	—	19,545,028
	10,621,526	9,584,971	218,634,297

Other income (loss):
Interest income, net	362,509	457,859	7,812,051
Realized gain on sale of short-term securities—available-for-sale	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	(17,001,348)
	362,509	457,859	(5,326,795)

Net loss	$(9,722,975)	$(9,061,150)	$(213,444,231)

Net loss per share - basic and diluted	$(0.18)	$(0.18)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	53,241,730	51,715,050

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			July 22, 1980
	Three months ended March 31,		(Inception) to
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(9,722,975)	$(9,061,150)	$(213,444,231)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	479,630	525,141	13,299,869
Loss on disposal of assets	53,498	164,253	368,676
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Issuance of common stock to vendors	300,000	700,000	1,675,000
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	312,637	525,126	2,955,690
Stock-based compensation	2,360,770	1,937,271	7,242,240
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Accounts receivable and other current assets	(473,488)	281,612	(1,261,269)
Other assets	—	2,900	(34,709)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	1,195,910	(363,169)	4,641,755
Net cash used in operating activities	(5,494,018)	(5,288,016)	(151,003,590)

Cash flows from investing activities:
Purchase of property and equipment	(464,029)	(194,546)	(15,762,540)
Patent costs	(145,933)	(94,999)	(4,620,963)
Purchase of marketable securities	—	(1,026,087)	(112,865,796)
Sale of marketable securities	909,694	902,117	105,710,131
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	299,732	(413,515)	(29,916,784)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	—	7,971,098	196,270,726
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	—	7,971,098	195,885,289

Increase (decrease) in cash and cash equivalents	(5,194,286)	2,269,567	14,964,915

Cash and cash equivalents:
Beginning of period	20,159,201	34,597,734	—
End of period	$14,964,915	$36,867,301	$14,964,915

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897,000
Change in unrealized gain on short-term securities—available-for-sale	$(2,041)	$1,890	$16,377
Issuance of common stock and warrants in satisfaction of liabilities	$—	$175,000	$545,000

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month period ended March 31, 2007 and 2006 and the financial information as of March 31, 2007 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Plan. The fair value of stock grants is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Stock options granted to employees are service-based and typically vest over four years.

The fair market values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three Months Ended March 31,	2007	2006
Risk-free interest rate	4.91%	4.07%
Expected dividend yield	0%	0%
Expected lives	8.0 years	9.3 years
Expected volatility	90%	91%

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

A summary of the Company’s stock option compensation activity with respect to the fiscal quarter ended March 31, 2007 follows:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	5,571,470	$5.12
Granted	1,137,548	$2.78
Exercised	—	$—
Canceled or expired	(43,646)	$5.58
Outstanding at March 31, 2007	6,665,372	$4.72	6.07	$(12,780,458)

Vested at March 31, 2007 and expected to vest	6,621,056	$4.72	6.05	$(12,720,904)

Exercisable at March 31, 2007	4,449,582	$5.00	4.66	$(9,802,794)

The weighted average fair value per share of stock-based payments granted to employees during the three months ended March 31, 2007 and March 31, 2006 was $2.25 and $6.25, respectively. During the same periods, the total intrinsic value of stock options exercised were $0 and $729,759, and the total fair value of stock options that vested were $1,303,398 and $1,103,771, respectively.

As of March 31, 2007, there was $4,922,460 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.4 years.

During the first quarter of fiscal 2007, no stock options were exercised. The Company is obligated to issue shares from the 2002 Equity Incentive Plan reserve upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Plan.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Research and development	$397,037	$539,497
General and administrative	906,361	564,274
Total	$1,303,398	$1,103,771

The 2000 Employee Stock Purchase Plan (ESPP) provides that eligible employees may contribute, through payroll, deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors related to the Employee Stock Purchase Plan, based on estimated fair values. During the first quarter of 2007 the total compensation expense for participants in the ESPP was $7,849 using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.26, expected life of six months, risk free interest rate of 5.17%, volatility of 70.90%, and no dividend yield. During the first quarter of 2006 the total compensation expense for participants in the ESPP was $15,118 using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.07, expected life of six months, risk free interest rate of 3.5%, volatility of 73.21%, and no dividend yield. At March 31, 2007, 248,144 shares remain available for purchase through the plan and there were 86 employees eligible to participate in the plan, of which 29 were participants.

On March 27, 2007, in connection with his resignation, the Company entered into a Separation and Release Agreement with AVI’s former Chairman and Chief Executive Officer. Pursuant to this agreement, he may exercise his previously granted options until March 28, 2010. This modification of these stock options in the first quarter of 2007 increased compensation costs by $1,057,372.

On March 15, 2006 unvested stock options for nine employees in the Company’s Colorado facility were accelerated. These employees joined Cook Group Inc. in April 2006. The acceleration of these stock options in the first quarter of 2006 increased compensation costs by $833,500.

During the first quarter of 2007 and 2006, the total compensation expense for stock-based compensation was $2,360,770 and $1,937,271, respectively.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted is expensed when the measurement date is known. The performance for services was satisfied on the grant date for stock options granted to non-employees. The total fair value of the options granted to non-employees during the three months ended March 31, 2007 and March 31, 2006 was $312,637 and $525,126 which was expensed to research and development, respectively.

Commitments and Contingencies. In the normal course of business, the Company may be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of drugs utilizing our technology, or others. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Financial Instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

License Arrangements.  License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of Company performance under the other elements of the arrangement. In addition, if the Company has continuing involvement through research and development services that are required because its know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement.

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process.

Government Research Contract Revenue.  The Company recognizes revenues from federal research contracts during the period in which the related expenditures are incurred.

Income Taxes.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for the Company as of January 1, 2007, with cumulative effect, if any, of applying FIN 48 recorded as an adjustment to opening retained earnings in the year of adoption.  The Company adopted FIN 48 on January 1, 2007, which did not have a material impact on the consolidated financial statements.  See Note 7.

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through March 31, 2007, the Company has incurred losses of approximately $213 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

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

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen as biological warfare and bioterrorism agents. Funding under this contract is expected over two years, with approximately $18.0 million committed in the first year, and the remainder anticipated in the second year.  In the first quarter of 2007, the Company recognized $485,292 in research contract revenue from this contract.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund its ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NEUGENE® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for three of the projects, with government expenditures of $7.1 million. The Company continues to work with the government to define the scope of work to be performed on the fourth project, dengue viruses. The Company expects that funding under these contracts will be received over the next 12 months as it seeks reimbursement for its research under the contracts, and such funding has not yet been received and is not reflected in the Company’s 2007 first quarter financial statements.

The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace as well as the burdensome regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations. In this regard, the Company’s long term success may be adversely affected by the resignation of the Company’s Chief Executive Officer in March 2007, as the Company must find a permanent CEO.

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

Three Months Ended March 31,	2007	2006
Net loss	$(9,722,975)	$(9,061,150)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	53,241,730	51,715,050
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	53,241,730	51,715,050
Net loss per share - basic and diluted	$(0.18)	$(0.18)

*  Warrants and stock options to purchase 15,173,475 and 17,214,065 shares of common stock as of March 31, 2007 and 2006, respectively, were excluded from the earnings per share calculation as their effect would have been antidilutive.

Note 4.  Comprehensive Income and securities available for sale

Comprehensive income (loss) includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale. At March 31, 2007 and December 31, 2006, the Company’s investments in marketable securities had gross unrealized gains of $16,377 and $18,418, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Net loss	$(9,722,975)	$(9,061,150)
Unrealized gain (loss) on marketable securities	(2,041)	1,890
Total comprehensive loss	$(9,725,016)	$(9,059,260)

Note 5. Significant Agreements

On January 8, 2007, the Company announced that it had entered into a cross-license agreement with Eleos Inc. for the development of antisense drugs targeting p53, a well-studied human protein that controls cellular response to genetic damage. Under the terms of the agreement, the Company is granting Eleos Inc. an exclusive license to the

Company’s NEUGENE® third-generation antisense chemistry to treat cancer with p53-related drugs. In return, Eleos Inc. is granting the Company an exclusive license to its patents for treatment of most viral diseases with drugs that target p53. The companies are sharing rights in other medical fields where targeting p53 may be therapeutically useful. Each company will make milestone payments and royalty payments to the other on development and sales of products that utilize technology licensed under the agreement. In addition, Eleos Inc. is making an upfront payment of $500,000 to the Company. The Company recognized $31,250 in license fees in the first quarter of 2007; the remaining $468,750 has been classified as deferred revenue.

In February 2007, the Company issued 100,000 shares of the Company’s common stock with a market value of $300,000 for consulting services, which was expensed to research and development.

On March 27, 2007, the Board of Directors appointed K.Michael Forrest as interim Chief Executive Officer and set his compensation as follows: (a) annual salary - $385,000 and (b) options to acquire 300,000 shares of the Company’s common stock. The stock options granted to Mr. Forrest become exercisable starting one month after the grant date, with one-twelfth of the options becoming exercisable at that time and an additional one-twelfth of the options becoming exercisable each month thereafter. The exercise price is $2.45 per share.

On March 27, 2007, in connection with the resignation of AVI’s Chairman and Chief Executive Officer, the Company entered into a Separation and Release Agreement, pursuant to which the former Chairman and CEO is entitled to receive his base compensation for 18 months ($562,500 in the aggregate) and medical insurance for the same 18 month period and may exercise his previously granted options until March 28, 2010. The Company recognized $1,619,872 in total compensation expense to general and administrative in the first quarter of 2007, including $562,500 in cash compensation and $1,057,372 in SFAS 123R expenses.

Note 6.  Other current assets

Amounts included in other current assets are as follows:

	March 31, 2007	December 31, 2006

Prepaid expenses	$449,263	$480,003
Prepaid rents	102,837	100,838
Restricted cash	157,386	155,442

Other current assets	$709,486	$736,283

Starting in April 2006, the Company was required to pledge $150,000 as collateral for company credit cards issued to certain employees. The Company classifies this amount as restricted cash. As of March 31, 2007, restricted cash including accrued interest was $157,386. The remaining components of other current assets include normally occurring prepaid expenses and rents.

Note 7.  Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007, which did not materially impact its consolidated financial statements.  No unrecognized tax benefits were recorded as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize any liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at March 31, 2007 and at December 31, 2006, and has not recognized interest and/or penalties in the statement of operations for the three months ended March 31, 2007.

At January 1, 2007, the Company had net deferred tax assets of $79,398,000. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, federal and state R&D credit carryforwards, share-based compensation expense and intangibles.  Due to uncertainties surrounding its ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset.  Additionally, the Internal Revenue Code rules under Section 382 could limit the future use of its net operationg loss and R&D credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

Note 8.  Subsequent Events

On April 19, 2007, the Company entered into a real property purchase agreement with WKL Investments Airport, LLC (“WKL”) to purchase a parcel of real property at 1749 SW Airport Avenue, Corvallis, Oregon 97330, including improvements situated on the land and intangibles related to the land. Under the terms of the real property purchase agreement, the total purchase price of the property is $3,300,000. The Company paid the purchase price as follows: paid $250,000 in an earnest money deposit, assumed two loans secured by the property in the amount of $2,196,208, paid $125,000 in immediately available funds, and issued 270,758 shares of AVI common stock (at $2.77 per share or $750,000 in the aggregate) to WKL in exchange for the property. As of March 31, 2007, the Company recorded $250,000 in an earnest money deposit to other assets.

On May 2, 2007, the Company entered into a cross-license and collaboration agreement with Ercole Biotech, Inc. (“Ercole”) to develop drugs that may prove effective in treating the genetic diseases Duchenne muscular dystrophy and beta thalassemia and a stock purchase agreement in connection therewith. Under the terms of the stock purchase agreement, Ercole issued AVI shares of Ercole Series A—2 Preferred Stock, and the Company issued to Ercole 73,607 shares of the Company’s common stock with a market value of $200,000.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2006 and the “Risk Factors” contained in such report.

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter additional collaborative efforts. As of March 31, 2007, the Company’s accumulated deficit was $213,444,231.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $536,042 in the first quarter of 2007 from $65,962 in the comparable period in 2006, due to increases in research contracts revenues of $485,292 and license fees of $31,250, partially offset by decreases in grants revenues of $46,462.

Operating expenses increased to $10,621,526 in the first quarter of 2007 from $9,584,971 in the first quarter of 2006 due to increases in general and administrative, which increased to $4,303,885 in 2007 from $2,821,726 in the comparable period in 2006. This general and administrative increase was due primarily to increases in employee costs of approximately $1,200,000, of which approximately $1,620,000 (including $562,500 in cash compensation and $1,057,372 in SFAS 123R expenses) was related to the Separation and Release Agreement with the Company’s former Chief Executive Officer, partially offset by decreases in SFAS 123R expenses of approximately $130,000 and salaries and bonuses of approximately $330,000. General and administrative also includes increases in legal expenses of approximately $230,000 and accounting expenses of approximately $50,000. Research and development decreased to $6,317,641 in the first quarter of 2007 from $6,763,245 in the first quarter of 2006. This research and development decrease was due primarily to decreases in employee costs of approximately $940,000, of which approximately $430,000 was related to the acceleration of the vesting of certain stock options in the first quarter of 2006 and decreases in SFAS 123R expenses of approximately $140,000 and salaries and bonuses of approximately $360,000, partially offset by increases in chemical and lab supply costs of approximately $390,000, government contract related equipment expenses of approximately $350,000, and professional consultant costs of approximately $160,000. The remaining research and development decrease was due to net decreases in clinical trial related expenses of approximately $500,000, partially offset by increases in leasehold and patent amortization expenses of approximately $50,000 and facility costs of approximately $40,000. Net interest income decreased to $362,509 in the first quarter of 2007 from $457,859 in the first quarter of 2006 due to decreases in average cash, cash equivalents and short-term securities, partially offset by increases in average interest rates of the Company’s interest earning investments.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2007 or 2008 from its business activities other than from potential government grants and research contracts. The Company expects that its cash requirements through 2007 will be satisfied by existing cash resources. To fund its operations beyond 2007, the Company will need to secure additional funds. Such funds could come from technology license fees, government grants and research contracts, and accessing capital markets.

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the

Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen as biological warfare and bioterrorism agents. Funding under this contract is expected over two years, with approximately $18.0 million committed in the first year, and the remainder anticipated in the second year. In the first quarter of 2007, the Company recognized $485,292 in research contract revenue from this contract.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund its ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NEUGENE® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for three of the projects, with government expenditures of $7.1 million. The Company continues to work with the government to define the scope of work to be performed on the fourth project, dengue viruses. The Company expects that funding under these contracts will be received over the next 12 months as it seeks reimbursement for its research under the contracts, and such funding has not yet been received and is not reflected in the Company’s 2007 first quarter financial statements .

The Company’s cash, cash equivalents and short-term securities were $27,046,111 at March 31, 2007, compared with $33,152,132 at December 31, 2006. The decrease of $6,106,021 was due primarily to $5,494,018 used in operations and $609,962 used for purchases of property and equipment and patent related costs.

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

In addition, the Company’s prospects for profitability and long term success may be adversely affected by the recent resignation of its Chief Executive Officer. There can be no assurance that the Company will be able to find and employ a permanent CEO that will be able to lead the Company successfully in the near term. The failure to secure a permanent replacement may adversely affect the Company’s research and development efforts.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2006 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

 None

Item 1A.  Risk Factors.

In March 2007, the Company’s Chief Executive officer resigned and an interim CEO was appointed. The Company intends to commence a search for a permanent replacement. There can be no assurance that the Company will be able to find and employ a new permanent CEO that will be able to lead the Company successfully in the near term. The failure to secure a permanent replacement may adversely affect the Company’s research and development efforts.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Securities Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
4.2	First Amendment to Third Restated Articles of Incorporation of AntiVirals Inc.	8-K	0-22613	3.3	9/30/98
4.3	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
4.4	Bylaws of AntiVirals Inc.	SB-2	333-20513	3.2	5/29/97
10.58+	Cross License Agreement dated January 8, 2007 by and between Eleos, Inc. and AVI BioPharma, Inc.					X
10.59	Separation and Release Agreement dated March 27, 2007 by and between Denis R. Burger, Ph.D. and AVI BioPharma, Inc.					X
31.1	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer, Mark M. Webber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

Date:May 10, 2007	AVI BIOPHARMA, INC.

	By:	/s/ K. MICHAEL FORREST
K. Michael Forrest
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)