Form 10-Q
period 2007-06-30
AVI BIOPHARMA INC
filed 2007-08-09
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	53,654,200
(Class)	(Outstanding at August 3, 2007)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$9,263,512	$20,159,201
Short-term securities—available-for-sale	10,056,789	12,992,931
Accounts receivable	1,119,780	51,498
Other current assets	775,179	736,283
Total Current Assets	21,215,260	33,939,913

Property and Equipment, net of accumulated depreciation and amortization of $11,034,187 and $10,174,712	7,189,503	4,329,583
Patent Costs, net of accumulated amortization of $1,580,130 and $1,496,699	2,769,042	2,558,541
Other Assets	34,709	34,709
Total Assets	$31,208,514	$40,862,746

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,348,603	$1,401,584
Accrued employee compensation	1,132,036	1,371,353
Long-term debt, current portion	69,434	—
Other liabilities	1,336,821	377,908
Total Current Liabilities	4,886,894	3,150,845

Commitments and Contingencies

Long-term debt, non-current portion	2,106,675	—

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 53,654,200 and 53,182,841 issued and outstanding	5,365	5,318
Additional paid-in capital	246,190,431	241,409,421
Accumulated other comprehensive income	—	18,418
Deficit accumulated during the development stage	(221,980,851)	(203,721,256)
Total Shareholders’ Equity	24,214,945	37,711,901
Total Liabilities and Shareholders’ Equity	$31,208,514	$40,862,746

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

					July 22, 1980
	Three months ended June 30,		Six months ended June 30,		(inception) through
	2007	2006	2007	2006	June 30, 2007

Revenues from license fees, grants and research contracts	$2,351,424	$18,558	$2,887,466	$84,520	$12,868,285

Operating expenses:
Research and development	9,160,816	5,921,929	15,478,457	12,685,174	163,125,672
General and administrative	2,030,796	1,515,711	6,334,681	4,337,437	47,155,209
Acquired in-process research and development	—	—	—	—	19,545,028
	11,191,612	7,437,640	21,813,138	17,022,611	229,825,909

Other income (loss):
Interest income, net	303,568	517,053	666,077	974,912	8,115,619
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	—	—	(17,001,348)
	303,568	517,053	666,077	974,912	(5,023,227)

Net loss	$(8,536,620)	$(6,902,029)	$(18,259,595)	$(15,963,179)	$(221,980,851)

Net loss per share - basic and diluted	$(0.16)	$(0.13)	$(0.34)	$(0.31)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	53,560,360	52,946,054	53,381,256	52,333,952

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

(unaudited)

			For the Period
			July 22, 1980
	Six months ended June 30,		(Inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(18,259,595)	$(15,963,179)	$(221,980,851)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	968,091	1,037,924	13,788,330
Loss on disposal of assets	58,239	190,989	373,417
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Issuance of common stock to vendors	500,000	700,000	1,875,000
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	312,637	525,126	2,955,690
Stock-based compensation	3,154,836	2,943,271	8,036,306
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Increase) decrease in:
Accounts receivable and other current assets	(1,107,178)	974,423	(1,894,959)
Other assets	—	2,900	(34,709)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	1,642,932	(308,152)	5,088,777
Net cash used in operating activities	(12,730,038)	(9,896,698)	(158,239,610)

Cash flows from investing activities:
Purchase of property and equipment	(796,960)	(462,752)	(16,095,471)
Patent costs	(349,999)	(297,113)	(4,825,029)
Purchase of marketable securities	(110,417)	(3,205,522)	(112,976,213)
Sale of marketable securities	3,028,141	2,953,998	107,828,578
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	1,770,765	(1,011,389)	(28,445,751)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	63,584	8,074,736	196,334,310
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	63,584	8,074,736	195,948,873

Increase (decrease) in cash and cash equivalents	(10,895,689)	(2,833,351)	9,263,512

Cash and cash equivalents:
Beginning of period	20,159,201	34,597,734	—
End of period	$9,263,512	$31,764,383	$9,263,512

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities—available-for-sale	$(18,418)	$4,232	$—
Issuance of common stock and warrants in satisfaction of liabilities	$—	$175,000	$545,000
Issuance of common stock for building purchase	$750,000	$—	$750,000
Assumption of long-term debt for building purchase	$2,199,792	$—	$2,199,792

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2007 and 2006 and the financial information as of June 30, 2007 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

The fair market values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three and Six Months Ended June 30,	2007	2006
Risk-free interest rate	4.83%	4.14%
Expected dividend yield	0%	0%
Expected lives	8.0 years	9.3 years
Expected volatility	89%	91%

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

A summary of the Company’s stock option compensation activity with respect to the six months ended June 30, 2007 follows:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	5,571,470	$5.12
Granted	1,197,548	$2.79
Exercised	(9,537)	$2.50
Canceled or expired	(295,385)	$6.13
Outstanding at June 30, 2007	6,464,096	$4.65	5.65	$(11,634,015)

Vested at June 30, 2007 and expected to vest	6,425,097	$4.65	5.63	$(11,586,764)

Exercisable at June 30, 2007	4,514,151	$4.90	4.32	$(9,271,446)

The weighted average fair value per share of stock-based payments granted to employees during the six months ended June 30, 2007 and June 30, 2006 was $2.26 and $6.09, respectively. During the same periods, the total intrinsic value of stock options exercised were $4,677 and $763,905, and the total fair value of stock options that vested were $2,097,464 and $2,109,771, respectively.

As of June 30, 2007, there was $4,288,506 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.1 years.

During the six months ended June 30, 2007, $23,817 was received for the exercise of stock options. The Company is obligated to issue shares from the 2002 Equity Incentive Plan upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Plan.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Research and development	$487,648	$884,685
General and administrative	306,418	1,212,779
Total	$794,066	$2,097,464

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$638,584	$1,178,081
General and administrative	367,416	931,690
Total	$1,006,000	$2,109,771

The 2000 Employee Stock Purchase Plan (ESPP) provides that eligible employees may contribute, through payroll, deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors related to the Employee Stock Purchase Plan, based on estimated fair values. During the three and six-month periods ended June 30, 2007 the total compensation expense for participants in the ESPP was $10,865 and $18,714, respectively, using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.12, expected life of six months, risk free interest rate of 4.98%, volatility of 59.53%, and no dividend yield. During the three and six-month periods ended June 30, 2006 the total compensation expense for participants in the ESPP was $17,601 and $32,719, respectively, using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.35, expected life of six months, risk free interest rate of 4.12%, volatility of 84.53%, and no dividend yield. At June 30, 2007, 230,687 shares remain available for purchase through the plan and there were 90 employees eligible to participate in the plan, of which 32 were participants.

On March 27, 2007, in connection with his resignation, the Company entered into a Separation and Release Agreement with AVI’s former Chairman and Chief Executive Officer. Pursuant to this agreement, he may exercise his previously granted options until the earlier of the termination date specified in the respective stock option grant agreements or March 28, 2010. This modification of these stock options in the first quarter of 2007 increased compensation costs by $1,057,372.

On March 15, 2006 unvested stock options for nine employees in the Company’s Colorado facility were accelerated. These employees joined Cook Group Inc. in April 2006. The acceleration of these stock options in the first quarter of 2006 increased compensation costs by $833,500.

During the three and six-month periods ended June 30, 2007 the total compensation expense for stock-based compensation was $794,066 and $3,154,836, respectively. During the three and six-month periods ended June 30, 2006 the total compensation expense for stock-based compensation was $1,006,000 and $2,943,271, respectively.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted is expensed when the measurement date is known. The performance for services was satisfied on the grant date for stock options granted to non-employees. The total fair value of the options granted to non-employees during the six months ended June 30, 2007 and June 30, 2006 was $312,637 and $525,126, respectively, which was expensed to research and development.

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

Government Research Contract Revenue.  The Company recognizes revenues from federal research contracts during the period in which the related expenditures are incurred. The Company presents these revenues and related expenses at gross in the consolidated financial statements in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” See Note 2.

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

Note 2.  Liquidity

The Company is in the development stage. Since its inception in 1980 through June 30, 2007, the Company has incurred losses of approximately $222 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-

term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial additional financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. The Company believes it has sufficient cash to fund operations through 2007. For 2007, the Company expects expenditures for operations, net of government funding, including collaborative efforts and GMP facilities to be approximately $24 to $26 million. Expenditures for 2007 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to curtail certain expenditures because a significant amount of the Company’s costs are variable.

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. Funding under this contract is expected over two years, with approximately $18.0 million committed in the first year, and the remainder anticipated in the second year. In the first half of 2007, the Company recognized $1,740,157 in research contract revenue from this contract.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NEUGENE® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for three of the projects, with government expenditures of $7.1 million. The Company continues to work with the government to define the scope of work to be performed on the fourth project, dengue viruses. The Company expects that funding under these signed contracts will be received over the next 12 months. In the second quarter of 2007, the Company recognized $1,060,028 in research contract revenue from this contract.

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

Three Months Ended June 30,	2007	2006
Net loss	$(8,536,620)	$(6,902,029)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	53,560,360	52,946,054
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	53,560,360	52,946,054
Net loss per share - basic and diluted	$(0.16)	$(0.13)

Six Months Ended June 30,	2007	2006
Net loss	$(18,259,595)	$(15,963,179)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	53,381,256	52,333,952
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	53,381,256	52,333,952
Net loss per share - basic and diluted	$(0.34)	$(0.31)

*  Warrants and stock options to purchase 14,972,199 and 14,242,647 shares of common stock as of June 30, 2007 and 2006, respectively, were excluded from the earnings per share calculation as their effect would have been antidilutive.

Note 4.  Comprehensive Income and securities available for sale

Comprehensive income (loss) includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale. At June 30, 2007 and December 31, 2006, the Company’s investments in marketable securities had gross unrealized gains of $0 and $18,418, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(8,536,620)	$(6,902,029)	$(18,259,595)	$(15,963,179)
Unrealized gain (loss) on marketable securities	(16,377)	2,342	(18,418)	4,232
Total comprehensive loss	$(8,552,997)	$(6,899,687)	$(18,278,013)	$(15,958,947)

Note 5. Significant Agreements

On January 8, 2007, the Company announced that it had entered into a cross-license agreement with Eleos Inc. for the development of antisense drugs targeting p53, a well-studied human protein that controls cellular response to genetic damage. Under the terms of the agreement, the Company granted Eleos Inc. an exclusive license to the Company’s NEUGENE® third-generation antisense chemistry to treat cancer with p53-related drugs. In return, Eleos Inc. granted an exclusive license to its patents to the Company for treatment of most viral diseases with drugs that target p53. The companies are sharing rights in other medical fields where targeting p53 may be therapeutically useful. Each company will make milestone payments and royalty payments to the other on development and sales of products that utilize technology licensed under the agreement. In addition, Eleos Inc. made an upfront payment of $500,000 to the Company. The Company recognized $62,500 in license fees in the first half of 2007; the remaining $437,500 has been classified as deferred revenue.

In February 2007, the Company issued 100,000 shares of the Company’s common stock with a market value of $300,000 for consulting services, which was expensed as a component of research and development.

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

On March 27, 2007, in connection with the resignation of AVI’s Chairman and Chief Executive Officer, the Company entered into a Separation and Release Agreement, pursuant to which the former Chairman and CEO is entitled to receive his base compensation for 18 months ($562,500 in the aggregate) and medical insurance for the same 18 month period and may exercise his previously granted options until the earlier of the termination date of the respective stock option grant agreements or March 28, 2010. The Company recognized $1,619,872 in total compensation expense to general and administrative in the first quarter of 2007, including $562,500 in cash compensation and $1,057,372 in SFAS 123R expenses.

On April 19, 2007, the Company entered into a real property purchase agreement with WKL Investments Airport, LLC (“WKL”) to purchase a parcel of real property, including improvements situated on the land and intangibles related to the land, for $3,300,000. The Company paid the purchase price as follows: $350,208 in cash, assumption of two loans secured by the property in the amount of $2,199,792, and issuance of 270,758 shares of AVI common stock (at $2.77 per share or $750,000 in the aggregate).

On May 2, 2007, the Company entered into a cross-license and collaboration agreement with Ercole Biotech, Inc. (“Ercole”) to develop drugs that may prove effective in treating the genetic diseases Duchenne muscular dystrophy and beta thalassemia and a stock purchase agreement in connection therewith. Under the terms of the stock purchase agreement, Ercole issued AVI shares of Ercole Series A—2 Preferred Stock, and the Company issued to Ercole 73,607 shares of the Company’s common stock with a market value of $200,000 and which was expensed to research and development.

Note 6.  Other current assets

Amounts included in other current assets are as follows:

	June 30, 2007	December 31, 2006
Prepaid expenses	$394,499	$480,003
Prepaid rents	103,503	100,838
Restricted cash	277,177	155,442

Other current assets	$775,179	$736,283

Starting in April 2006, the Company was required to pledge $150,000 as collateral for company credit cards issued to certain employees. Starting in April 2007, the Company was required to pledge $125,000 as collateral for payments on long-term debt. The Company classifies these amounts as restricted cash. As of June 30, 2007, restricted cash including accrued interest was $277,177. The remaining components of other current assets include normally occurring prepaid expenses and rents.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at June 30, 2007 and at December 31, 2006, and has not recognized interest and/or penalties in the statement of operations for the six months ended June 30, 2007.

At January 1, 2007, the Company had net deferred tax assets of $79,398,000. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, federal and state R&D credit carryforwards, share-based compensation expense and intangibles. Due to uncertainties surrounding its ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the Internal Revenue Code rules under Section 382 could limit the future use of its net operating loss and R&D credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2006 and the “Risk Factors” contained in such report.

Forward-Looking Information

The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward looking statements are identified by such words as “believe,” “expect,” “anticipate” and words and phrases of similar import. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the success of raising funds in the current offering or future offerings under our current shelf registration, the results of pre-clinical and clinical testing, the effect of regulation by FDA and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, and other risks detailed in the Company’s Securities and Exchange Commission filings, that could cause actual results to differ materially from the expected results reflected in such forward looking statements.

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter into additional collaborative efforts. As of June 30, 2007, the Company’s accumulated deficit was $221,980,851.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $2,351,424 in the second quarter of 2007 from $18,558 in the second quarter of 2006, primarily due to increases in research contract revenues of $2,310,013 and license fees of $31,250, partially offset by decreases in grant revenues of $8,397. Revenues, from license fees, grants and research contracts, increased to $2,887,466 in the first half of 2007 from $84,520 in the comparable period in 2006, due to increases in research contracts revenues of $2,795,305 and license fees of $62,500, partially offset by decreases in grants revenues of $54,859.

Operating expenses increased to $11,191,612 in the second quarter of 2007 from $7,437,640 in the second quarter of 2006 and to $21,813,138 for the six months ended June 30, 2007 from $17,022,611 for the comparable period of 2007 primarily due to increases in research and development, which increased to $9,160,816 in the second quarter of 2007 from $5,921,929 in the second quarter of 2006 and to $15,478,457 for the six months ended June 30, 2007 from $12,685,174 in the comparable period in 2006. This research and development increase in the second quarter of 2007 was due primarily to increases in clinical expenses from the expansion of clinical programs of approximately $1,400,000. Also, approximately $1,750,000 was expensed for government research contracts. The research and development increase for the six months ended June 30, 2007 was due primarily to increases in net clinical expenses of approximately $700,000 and approximately $170,000 was due to contracting costs for the production of GMP subunits, which are used by the Company to manufacture compounds for future clinical trials. Approximately $2,100,000 was expensed for government research contracts. In addition, research and development increases in chemical and lab supply costs increased approximately $390,000, professional consultant costs increased approximately $240,000, and leasehold and patent amortization expenses increased approximately $50,000. These research and development increases were partially offset by decreases in employee costs of approximately $980,000, of which approximately $430,000 was related to the acceleration of the vesting of certain stock options in the first quarter of 2006 and decreases in SFAS 123R expenses of approximately $290,000 and salaries and bonuses of approximately $250,000.

The remaining increase in operating expenses was due to general and administrative costs increasing to $2,030,796 in the second quarter of 2007 from $1,515,711 in the second quarter of 2006 and to $6,334,681 for the six months ended June 30, 2007 from $4,337,437 for the comparable period of 2006. This general and administrative increase in the second quarter of 2007 was due primarily to increases in legal expenses of approximately $315,000 and salaries, bonuses, and other compensation costs of approximately $225,000, partially offset by decreases in SFAS 123R expenses of approximately $75,000. This general and administrative increase for the six months ended June 30, 2007 was due primarily to increases in salaries, bonuses, and other compensation costs of approximately $1,400,000, of which approximately $1,620,000 (including $562,500 in cash compensation and $1,057,372 in SFAS 123R expenses) was related to the Separation and Release Agreement with the Company’s former Chief Executive Officer, partially offset by decreases in SFAS 123R expenses of approximately $200,000. General and administrative also includes increases in legal expenses of approximately $545,000 and accounting expenses of approximately $60,000.

Net interest income decreased to $303,568 in the second quarter of 2007 from $517,053 in the second quarter of 2006 and to $666,077 for the six months ended June 30, 2007 from $974,912 for the comparable period in 2006 due to decreases in average cash, cash equivalents and short-term securities, partially offset by increases in average interest rates of the Company’s interest earning investments.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2007 or 2008 from its business activities other than from potential government grants and research contracts. The Company expects that its cash requirements through 2007 will be satisfied by existing cash resources. To fund its operations beyond 2007, the Company will need to secure additional funds. Such funds could come from technology license fees, government grants and research contracts, and the capital markets.

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. Funding under this contract is expected over two years, with approximately $18.0 million committed in the first year, and the remainder anticipated in the second year. In the first half of 2007, the Company recognized $1,740,157 in research contract revenue from this contract.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NEUGENE® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for three of the projects, with government expenditures of $7.1 million. The Company continues to work with the government to define the scope of work to be performed on the fourth project, dengue viruses. The Company expects that funding under these signed contracts will be received over the next 12 months. In the second quarter of 2007, the Company recognized $1,060,028 in research contract revenue from this contract.

The Company’s cash, cash equivalents and short-term securities were $19,320,301 at June 30, 2007, compared with $33,152,132 at December 31, 2006. The decrease of $13,831,831 was due primarily to $12,730,038 used in operations and $1,146,959 used for purchases of property and equipment and patent related costs, partially offset by the receipt of $63,584 from the exercise of options and sales under the Company’s employee stock purchase plan during the first half of 2007.

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

In addition, the Company’s Chief Executive Officer recently resigned. There can be no assurance that the Company will be able to find and employ a permanent CEO that will be able to lead the Company successfully in the near term. The failure to secure a permanent replacement may adversely affect the Company’s research and development efforts.

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2007, the Company expects expenditures for operations, net of government funding, including collaborative efforts and GMP facilities to be approximately $24 to $26 million. Expenditures for 2007 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to curtail certain expenditures because a significant amount of the Company’s costs are variable.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s critical accounting policies and estimates are consistent with the disclosure in the Company’s Form 10-K, with the exception of FIN 48, see Note 7.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2006 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

The resignation and replacement of the Company’s Chief Executive Officer could have adverse impacts on the Company.

In March 2007, the Company’s Chief Executive officer resigned and an interim CEO was appointed. The Company has commenced a search for a permanent replacement. There can be no assurance that the Company will be able to find and employ a new permanent CEO that will be able to lead the Company successfully in the near term. The failure to secure a permanent replacement may adversely affect the Company’s research and development efforts.

The Company will need additional funds to continue operations at current levels.

The Company’s net cash use through the end of 2007 is expected to be approximately $9 to $11 million assuming no material change in the Company’s operations, including clinical trials and research and development activities.  As of June 30, 2007, the Company has cash, cash equivalents and short-term securities of $19.3 million. Unless the Company is able to secure additional capital, it will need to curtail expenditures on its clinical programs, its research and development efforts and/or its plans to expand its manufacturing capacity. While such curtailments may extend the Company’s cash resources, such efforts may adversely affect the Company’s prospects to commercialize its existing products and develop its next-generation products, which could adversely affect shareholder value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 22, 2007, at the Annual Meeting of the Company’s Shareholders (“Annual Meeting”), the shareholders approved each of the proposals set forth in the Company’s Proxy Statement dated April 17, 2007, briefly described below:

(i)            The shareholders were requested to elect and elected to the Board of Directors the following three individuals who received the most votes:

Nominees

John C. Hodgman

John W. Fara, Ph.D.

K. Michael Forrest

Besides the foregoing directors, the following directors with terms expiring in 2008 continued as directors following the Annual Meeting: Jack L. Bowman, Michael D. Casey, James B. Hicks, Ph.D., and Alan P. Timmins.

(ii)           The shareholders were asked to ratify the selection by the Audit Committee of KPMG LLP as the Company’s independent auditors. The proposal was ratified by the shareholders, as 46,425,958 votes were cast for the proposal, 878,817 votes were cast against, 466,582 votes abstained and 5,511,484 votes were not voted.

Item 5.  Other Information.

None

Item 6.  Exhibits

		Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
4.2	First Amendment to Third Restated Articles of Incorporation of AntiVirals Inc.	8-K	0-22613	3.3	9/30/98
4.3	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
4.4	Bylaws of AntiVirals Inc.	SB-2	333-20513	3.2	5/29/97
10.58+	Cross License Agreement dated January 8, 2007 by and between Eleos, Inc. and AVI BioPharma, Inc.	10-Q	0-22613	10.58	05/10/07
10.59	Separation and Release Agreement dated March 27, 2007 by and between Denis R. Burger, Ph.D. and AVI BioPharma, Inc.	10-Q	0-22613	10.59	05/10/07
10.60+	Cross License and Collaboration Agreement by and between Ercole Biotech. Inc. and AVI BioPharma, Inc.					X
10.61	Real estate purchase agreement by and between WKL Investments Airport and AVI BioPharma, Inc.					X
31.1	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer, Mark M. Webber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

Date: August 9, 2007	AVI BIOPHARMA, INC.

	By:	/s/ K. MICHAEL FORREST
K. Michael Forrest
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)