Form 10-K/A
period 2006-12-31
AVI BIOPHARMA INC
filed 2007-11-05
CIK 873303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

AVI BIOPHARMA, INC.

FORM 10-K/A INDEX

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31,2006, filed on March 16, 2007 (the “Original Filing”), to amend and restate our balance sheets as of December 31, 2006 and 2005, our statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006, 2005, 2004, and the period from July 22, 1980 (inception) through December 31, 2006. This will include the restatement of the financial information by quarter for the periods in 2005 and 2006. This Amendment to the Original Filing amends our classification of certain warrants that were previously recorded in equity. These warrants were issued in registered offerings and require settlement in registered shares. As a result, they cannot be classified within equity according to generally accepted accounting principles. Instead, the warrants issued by the Company should be recorded as a liability at fair value at the date of grant, and marked to market at each reporting period. Changes in fair value are recorded in earnings.

For the convenience of the reader, this Amendment sets forth our Original Filing in its entirety, as amended by the changes related to the restatement.  No attempt has been made in this Amendment to update other disclosures presented in our Original Filing, except as required to reflect the effects of the restatement. This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, including the exhibits to the Original Filing effected by subsequent events except as applicable in our financial statement footnotes subsequent event disclosures. The following sections of our Original Filing have been amended:

•                Part I - Item 1 - Description of Business;

•                Part I - Item 1A – Risk Factors;

•                Part II - Item 6 – Selected Financial Data;

•                Part II - Item 7 - Management’s Discussion and Analysis or Plan of Operation; and

•                  Part II - Item 8 - Financial Statements.

This Amendment has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

The net loss in 2006 was $28.7 million, or $0.54 per share. Total expenses were $33.1 million and revenues were $115,291. See Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8. “Financial Statements.”

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

Chiron Agreement

In January 2006, we entered into an agreement with Chiron Corporation that granted us a nonexclusive license to Chiron’s patents and patent applications for research, development, and commercialization of antisense therapeutics against hepatitis C virus (HCV). Chiron scientists were the first to clone HCV, and Chiron has been granted more than 100 HCV–related patents.

The license agreement with Chiron further strengthened our patent position on our HCV antisense product candidates, which are already covered by issued U.S. patent claims. AVI’s lead NEUGENE antisense compound for HCV, AVI–4065, is currently being evaluated in a dose-ranging study in chronically-infected HCV patients. In conjunction with the license agreement, AVI issued Chiron shares of AVI common stock as an initial license fee payment.

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

We incurred a net loss of $18.2 million in 2005 and $28.7 million in 2006. As of December 31, 2006, our accumulated deficit was $199.2 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from selling, general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

If Our stock price is volatile, it will have an impact on our warrant liability and the non-cash gain (loss) recorded to our statement of operations.

We have warrants that are classified as liabilities and are marked to market based on our common stock price. While these warrants do not have any cash settlement features, increases and decreases in our common stock price will continue to have an impact in our statement of operations. Generally, an increase in our common stock price will result in an increase in our liability and related expense, while a decrease in our common stock price will result in a decrease in our liability and related expense.

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

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
Operations data:
Revenues	$115,291	$4,783,760	$430,461	$969,866	$836,784
Research and development	25,345,588	17,117,750	20,738,725	15,284,396	22,413,892
General and administrative	7,752,752	5,182,369	4,735,731	4,558,948	3,763,941
Interest income, net	1,910,037	840,495	266,301	491,098	460,258
Gain (loss) on warrant liability	2,385,502	(1,530,021)	2,840,851	835,094	—
Realized gain on sale of short-term securities—available-for-sale	—	—	—	3,765,752	—
Write-down of short-term securities—available-for-sale	—	—	—	—	(4,478,260)
Net loss	(28,687,510)	(18,205,885)	(21,936,843)	(13,781,534)	(29,359,051)

Net loss per share - basic and diluted	(0.54)	(0.41)	(0.61)	(0.46)	(1.14)

Balance sheet data:
Cash and investments	$33,152,132	$47,051,082	$19,515,316	$37,599,136	$19,293,645
Working capital	25,596,492	38,327,343	17,948,793	34,639,526	15,279,854
Total assets	40,862,746	56,407,982	28,518,631	47,145,023	28,603,757
Shareholders’ equity	32,519,325	46,081,931	24,456,708	39,685,852	23,481,623

Item 7.  Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Information

This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our expectations. Forward-looking statements in this report include, but are not necessarily limited to, those relating to:

-       our intention to introduce new products,

-       receipt of any required FDA or other regulatory approval for our products,

-       our expectations about the markets for our products,

-       acceptance of our products, when introduced, in the marketplace,

-       our future capital needs,

-       results of our research and development efforts, and

-       success of our patent applications.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed herein and in our other Securities and Exchange Commission filings, including among others:

-       the effect of regulation by the FDA and other governmental agencies,

-       delays in obtaining, or our inability to obtain, approval by the FDA or other regulatory authorities for our products,

-       research and development efforts, including delays in developing, or the failure to develop, our products,

-       the development of competing or more effective products by other parties,

-       the results of pre-clinical and clinical testing,

-       uncertainty of market acceptance of our products,

-       problems that we may face in manufacturing, marketing, and distributing our products,

-       our inability to raise additional capital when needed,

-       delays in the issuance of, or the failure to obtain, patents for certain of our products and technologies, and

-       problems with important suppliers and business partners.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not occur. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources and, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter additional collaborative efforts. As of December 31, 2006, our accumulated deficit was $199,189,830.

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005.  Revenues, from license fees, grants and research contracts, decreased from $4,783,760 in 2005 to $115,291 in 2006, due to decreases in research contract revenues. Revenues for 2005 were primarily due to the recognition of $4,600,000 in research contract revenue from government funding for work performed on viral disease research projects. Operating expenses increased from $22,300,119 in 2005 to $33,098,340 in 2006 due to increases in research and development, which increased from $17,117,750 in 2005 to $25,345,588 in 2006, and increases in general and administrative costs, which increased from $5,182,369 in 2005 to $7,752,752 in 2006. This research and development increase for 2006 was due primarily to increases in employee costs of approximately $3,100,000, of which approximately $2,400,000 was recognized in accordance with SFAS 123R and approximately $430,000 related to the acceleration of the vesting of certain stock options. See Note 2 to Notes to Financial Statements. Also, approximately $2,200,000 of this increase in 2006 was due to increases in clinical expenses from the expansion of clinical programs in hepatitis C and coronary artery bypass grafting. Additionally, approximately $1,700,000 of this increase in 2006 was due to contracting costs for the production of GMP subunits, which are used by the Company to manufacture compounds for future clinical trials. The increase in 2006 for research and development included $675,000 in AVI common stock issued to Ercole Biotech, Inc. under the terms of a stock purchase agreement and $500,000 in AVI common stock issued to Chiron Corporation as the first milestone payment due under a license agreement granting AVI a nonexclusive license to Chiron’s patents and patent applications for the research, development, and commercialization of antisense therapeutics against hepatitis C virus. See Note 5 to Notes to Financial Statements. The general and administrative increase for 2006 was due primarily to increases in employee costs of approximately $2,400,000, of which approximately $1,600,000 was recognized in accordance with SFAS 123R and approximately $400,000 related to the acceleration of the vesting of certain stock options. Net interest income increased from $840,495 in 2005 to $1,910,037 in 2006 due to increases in average cash, cash equivalents and short-term securities balances and increases in average interest rates of the Company’s interest earning investments. Gain (loss) on warrant liability was a gain of $2,385,502 in 2006 compared to a loss of $1,530,021 in 2005. The gain (loss) on warrant liability is a function of the Company’s stock price and fluctuates as the market price of the Company’s stock fluctuates.

The Company expects to incur comparable stock-based compensation expense in 2007.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004.  Revenues, from license fees, grants and research contracts, increased from $430,461 in 2004 to $4,783,760 in 2005, primarily due to increases in research contract revenue, partially offset by decreases in grants revenues. In 2005, the Company recognized $4,600,000 in research contracts revenue from government funding for work performed on viral disease research projects. Operating expenses decreased from $25,474,456 in 2004 to $22,300,119 in 2005 due to decreases in research and development, which decreased from $20,738,725 in 2004 to $17,117,750 in 2005, which were partially offset by increases in general and administrative costs, which increased from $4,735,731 in 2004 to $5,182,369 in 2005. Approximately $4.8 million of the research and development decrease was due to lower contracting costs for the production of GMP subunits. These research and development decreases were partially offset by increases in clinical trial expenses, lab supplies, employee costs, and clinical trial insurance. Approximately $530,000 of this general and administrative increase was due to additional clinical and business development staff hired after the first quarter of 2004. These general and administrative increases were partially offset by decreases in accounting and legal expenses. Net interest income increased from $266,301 in 2004 to $840,495 in 2005 due to increases in average cash, cash equivalents and short-term securities balances and increases in average interest rates of the Company’s interest earning investments. Gain (loss) on warrant liability decreased to a loss of $1,530,021 in 2005 from a gain of $2,840,851 in 2004. The gain (loss) on warrant liability is a function of the Company’s stock price and fluctuates as the market price of the Company’s stock fluctuates.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 pursuant to Exchange Act Rule 13a-15. As a result of the material weakness described below in Management’s Annual Report on Internal Control over Financial Reporting (Restated), the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

(b)  Management’s Annual Report on Internal Control over Financial Reporting ( Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. However, management subsequently determined that the Company needed to restate certain of its previously issued financial statements.  As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting using the COSO criteria and identified the following material weakness in internal control over financial reporting as of December 31, 2006: Management lacked adequate technical expertise to ensure the proper application, at inception, of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” related to certain stock warrants.  As a result, the Company failed to identify that certain warrants should be liability classified. This material weakness resulted in a misstatement requiring the restatement of the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004 and for each of the interim periods in 2006 and 2005.

As a result of this material weakness, management has revised its earlier assessment and has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006.

KPMG LLP, the Company’s independent auditor, has issued an audit report on management’s revised assessment of internal control over financial reporting as of December 31, 2006.

(c)  Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)  Remediation of Material Weakness

Subsequent to December 31, 2006, the Company has adopted additional controls wherein if the issuance of warrants or other derivative financial instruments is contemplated, legal counsel and an independent accountant will be consulted as to the financial statement impact that the issuance of such warrants or other derivative financial instruments may have, prior to issuance.

Chief Executive Officer

/s/ Mark M. Webber
Chief Financial Officer and Chief Information Officer

Portland, Oregon

November 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AVI BioPharma, Inc.:

We have audited management’s restated assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Restated)(Item 9A(b)), that AVI BioPharma, Inc. (an Oregon Corporation in the development stage)(the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment as of December 31, 2006:  The Company lacked adequate technical expertise to ensure the proper application, at inception, of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock related to its stock warrants.  As a result, the Company failed to identify that the warrants required settlement in registered shares and therefore should be liability classified. This material weakness resulted in a material misstatement requiring the restatement of the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004 and for each of the interim periods in 2006 and 2005.

As stated in the fourth and fifth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (Restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been restated to reflect the impact of the aforementioned material weakness in internal control over financial reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated balance sheets of AVI BioPharma, Inc. as of December 31, 2006 and 2005, and the related restated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and for the period from July 22, 1980 (inception) through December 31, 2006. The financial statements of AVI BioPharma, Inc. for the period from July 22, 1980 (inception) through December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002. Our opinion on the statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows, insofar as it relates to the amounts included for the period from July 22, 1980 (inception) through December 31, 2001, is based solely on the report of the other auditors.  The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in the audit of the 2006 financial statements (restated), and this report does not affect our report dated March 16, 2007, except as to the restatement discussed in Note 3, which is as of November 1, 2007, which expressed an unqualified opinion on those financial statements.

In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Portland, Oregon
March 16, 2007, except as to the fourth
and fifth paragraphs of Management’s
Annual Report on the Internal Control
over Financial Reporting (Restated),
which are as of November 1, 2007

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

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

Financial Statements

The following financial statements of the Company and the Report of KPMG LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
1.1	Underwriting Agreement dated November 14, 2005 (15)
3.1	Third Restated Articles of Incorporation of AntiVirals Inc. (1)
3.2	Bylaws of AntiVirals Inc. (1)
3.3	First Amendment to Third Restated Articles of Incorporation (4)
3.4	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation (11)
4.1	Form of Specimen Certificate for Common Stock. (1)
4.2	Form of Warrant for Purchase of Common Stock. (1)
4.3	Form of Warrant Agreement. (1)
4.4	Form of Representative’s Warrant. (1)
4.5	Form of Warrant Agreement between AntiVirals Inc. and ImmunoTherapy Shareholders (3)
4.6	Form of Common Stock Purchase Warrant. (5)
4.7	Warrant to purchase 485,290 shares of the Company’s common stock dated November 14, 2005 (16)
10.1	1992 Stock Incentive Plan (as amended through May 11, 2000). (1)
10.2	Employment Agreement with Denis R. Burger, Ph.D. dated November 4, 1996. (1)
10.3	Employment Agreement with Alan P. Timmins dated November 4, 1996. (1)
10.4	Employment Agreement with Dwight Weller, Ph.D. dated November 4, 1996. (1)
10.5	Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1992. (1)
10.6	Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc. dated January 20, 1996. (1)
10.7	License and Option Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1993. (1)
10.8	Commercial Lease between Research Way Investments, Landlord, and AntiVirals Inc., Tenant, dated June 15, 1992. (1)
10.9	Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated June 17, 1992.(1)
10.10	First Amendment to Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated July 24, 1995. (1)
10.11	Employment Agreement with Patrick L. Iversen, Ph.D. dated July 14, 1997. (2)
10.12	ImmunoTherapy Corporation 1997 Stock Option Plan (3)
10.13	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated March 12, 1996 (3)
10.14	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated December 26, 1996 (3)
10.15	Amendment to License Agreement between ImmunoTherapy Corporation and Ohio State University, dated September 23, 1997 (3)
10.16	Agreement and Plan of Reorganization and Merger dated as of February 2, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)
10.17	First Amendment to Plan of Reorganization and Merger dated as of May 27, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)
10.18	Second Amendment to Plan of Reorganization and Merger dated as of August 4, 1998, among AntiVirals Inc., AntiVirals Acquisition Corporation and ImmunoTherapy Corporation (3)

10.19	Form of Escrow Agreement among AntiVirals Inc., the Escrow Indemnitors and Jeffrey Lillard (3)
10.20	Purchase Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.21	Registration Rights Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.22	Purchase Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.23	Registration Rights Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors (5)
10.24	Subscription Agreement, dated December 1, 1999, by and between SuperGen, Inc. and AVI BioPharma, Inc. (5)
10.25	2000 Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AVI BioPharma, Inc. (6)
10.26	United States of America Sales, Distribution, and Development Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.27	Common Stock and Warrant Purchase Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.28	Registration Rights Agreement, dated April 14, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.29	2000 Employee Share Purchase Plan (8)
10.30	Employment Agreement with Mark M. Webber dated May 11, 2000. (9)
10.31	Lease Agreement with Spieker Partners, LP dated May 8, 2001. (9)
10.32*	Investment Agreement dated May 22, 2001 between the Company and Medtronic Asset Management, Inc. (9)
10.33	Warrant dated June 20, 2001 issued to Medtronic Asset Management, Inc. (9)
10.34	Registration Rights Agreement dated June 20, 2001 between the Company and Medtronic Asset Management, Inc. (9)
10.35*	License and Development Agreement dated June 20, 2001 between the Company and Medtronic, Inc. (9)
10.36*	Supply Agreement dated June 20, 2001 between the Company and Medtronic, Inc. (9)
10.37	Securities Purchase Agreement dated March 25, 2002 between the Company and certain purchasers (“SPA”) (10)
10.38	Form of Warrant issued by the Company to certain purchasers under the SPA (10)
10.39	Registration Rights Agreement dated March 25, 2002 between the Company and certain purchasers (10)
10.40	2002 Equity Incentive Plan (11)
10.41	Securities Purchase Agreement dated January 19, 2005 between the Company and certain purchasers (“SPA”). (12)
10.42	Form of Purchase Warrant issued by the Company to certain purchasers under the SPA. (12)
10.43	Amendment to employment agreement of Denis R. Burger, Ph.D (14)
10.44	Amendment to employment agreement of Alan P. Timmins (14)
10.45	Amendment to employment agreement of Patrick L. Iversen, Ph.D (14)
10.46	Amendment to employment agreement of Dwight D. Weller, Ph.D (14)
10.47	Amendment to employment agreement of Peter D. O’Hanley, M.D., Ph.D (14)
10.48	Amendment to employment agreement of Mark M. Webber (14)
10.49	Securities Purchase Agreement dated November 14, 2005 between the Company and certain purchasers (16)
10.50*	Supply Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc. (17)
10.51*	License and Development Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc. (17)

10.52*	Investment Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc. (17)
10.53*	License Agreement dated January 26, 2006 by and between with Chiron Corporation and AVI BioPharma, Inc. (18)
10.54	Stock Purchase Agreement dated January 26, 2006 by and between with Chiron Corporation and AVI BioPharma, Inc. (18)
10.55	Second Lease Extension and Modification Agreement dated January 24, 2006 by and between Research Way Investments and AVI BioPharma, Inc. (19)
10.56*†	Collaboration and License Agreement, dated December 19, 2006, by and between Ercole Biotech, Inc. and AVI BioPharma, Inc. (filed herewith)
10.57†	Series A-2 Preferred Stock and Common Stock Purchase Agreement, dated December 19, 2006, by and between Ercole Biotech, Inc. and AVI BioPharma, Inc. (filed herewith)
14.0	Code of Business Conduct and Ethics (13)
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company’s Chief Executive Officer, Denis R. Burger, Ph.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Mark M. Webber, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of CEO and CFO Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

† Materials in the exhibit marked with a  "†" were filed in the originally filed 10-k.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2007	AVI BIOPHARMA, INC.

	By:	/s/ K. Michael Forrest
K. Michael Forrest
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on March 16, 2007:

Signature	Title

/s/ K. Michael Forrest	Interim Chief Executive Officer
K. Michael Forrest	(Principal Executive Officer)

/s/ ALAN P. TIMMINS	President, Chief Operating Officer
Alan P. Timmins

/s/ MARK M. WEBBER	Chief Financial Officer and Chief Information Officer
Mark M. Webber	(Principal Financial and Accounting Officer)

/s/ JACK L. BOWMAN	Director
Jack L. Bowman

/s/ MICHAEL D. CASEY	Director
Michael D. Casey

/s/ JOHN W. FARA, Ph.D.	Director
John W. Fara, Ph.D.

/s/ K. MICHAEL FORREST	Director
K. Michael Forrest

/s/ GIL PRICE, M.D.	Director
Gil Price, M.D.

/s/ JOHN C. HODGMAN	Director
John C. Hodgman

/s/ WILLIAM GOOLSBEE	Director
William Goolsbee

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

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 3 to the financial statements, the Company has restated its balance sheets as of December 31, 2006 and December 31, 2005 and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AVI BioPharma’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, except as to the fourth and fifth paragraphs of Management’s Annual Report on Internal Control Over Financial Reporting (Restated), which are as of November 1, 2007, expressed an unqualified opinion on management’s restated assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2006.

Portland, Oregon

March 16, 2007, except for Note 3,

which is as of November 1, 2007

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

/s/ Arthur Andersen LLP

Portland, Oregon
February 21, 2002

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2006	2005
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$20,159,201	$34,597,734
Short-term securities—available-for-sale	12,992,931	12,453,348
Accounts receivable	51,498	1,236,446
Other current assets	736,283	365,866
Total Current Assets	33,939,913	48,653,394

Property and Equipment, net of accumulated depreciation and amortization of $10,174,712 and $8,396,923	4,329,583	5,599,269
Patent Costs, net of accumulated amortization of $1,496,699 and $1,270,881	2,558,541	2,117,710
Other Assets	34,709	37,609
Total Assets	$40,862,746	$56,407,982

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,401,584	$1,861,604
Accrued employee compensation	1,371,353	886,369
Warrant liability	5,192,576	7,578,078
Other liabilities	377,908	—
Total Current Liabilities	8,343,421	10,326,051

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 53,182,841 and 51,182,751 issued and outstanding	5,318	5,118
Additional paid-in capital	231,685,419	216,566,165
Accumulated other comprehensive income	18,418	12,968
Deficit accumulated during the development stage	(199,189,830)	(170,502,320)
Total Shareholders’ Equity	32,519,325	46,081,931
Total Liabilities and Shareholders’ Equity	$40,862,746	$56,407,982

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

				July 22, 1980
	Year ended December 31,			(Inception) through
	2006	2005	2004	December 31, 2006
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues from license fees, grants and research contracts	$115,291	$4,783,760	$430,461	$9,980,819

Operating expenses:
Research and development	25,345,588	17,117,750	20,738,725	147,647,215
General and administrative	7,752,752	5,182,369	4,735,731	40,820,528
Acquired in-process research and development	—	—	—	19,545,028
	33,098,340	22,300,119	25,474,456	208,012,771

Other income (loss):
Interest income, net	1,910,037	840,495	266,301	7,449,542
Gain (loss) on warrant liability	2,385,502	(1,530,021)	2,840,851	4,531,426
Realized gain on sale of short-term securities– available-for-sale	—	—	—	3,862,502
Write-down of short-term securities– available-for-sale	—	—	—	(17,001,348)
	4,295,539	(689,526)	3,107,152	(1,157,878)

Net loss	$(28,687,510)	$(18,205,885)	$(21,936,843)	$(199,189,830)

Net loss per share - basic and diluted	$(0.54)	$(0.41)	$(0.61)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	52,660,711	44,655,008	35,994,976

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Partnership	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity
	Units	Shares	Amount	(Restated)	(Loss	(Restated)	(Restated)
BALANCE AT JULY 22, 1980 (Inception)	—	—	$—	$—	$—	$—	$—
Issuance of partnership units, warrants and common stock	3,615	8,272,916	828	33,732,654	—	—	33,733,482
Compensation expense related to issuance of warrants for common stock and partnership units	—	—	—	537,353	—	—	537,353
Exercise of warrants for partnership units and common stock	42	1,530,858	152	1,809,165	—	—	1,809,317
Exercise of options for common stock	—	730,547	73	3,153,387	—	—	3,153,460
Issuance of common stock for ESPP	—	99,421	10	481,484	—	—	481,494
Issuance of common stock and warrants for cash and securities, net of offering costs	—	19,928,020	1,993	112,289,336	—	—	112,291,329
Issuance of common stock and warrants for the acquisition of ImmunoTherapy Corporation	—	2,132,592	213	17,167,199	—	—	17,167,412
Issuance of common stock and warrants for services	—	192,848	20	919,243	—	—	919,263
Compensation expense related to issuance of options for common stock	—	—	—	619,714	—	—	619,714
Conversion of debt into common stock and partnership units	9	9,634	1	87,859	—	—	87,860
Issuance of common stock in exchange for partnership units	(1,810)	1,632,950	163	(163)	—	—	—
Withdrawal of partnership net assets upon conveyance of technology	(1,856)	—	—	(176,642)	—	—	(176,642)
Common stock subject to rescission, net	—	(64,049)	(6)	(288,789)	—	—	(288,795)
Comprehensive income (loss): Write-down of short-term securities– available-for-sale	—	—	—	—	17,001,348	—	17,001,348
Realized gain on sale of short-term securities– available-for-sale	—	—	—	—	(3,765,752)	—	(3,765,752)
Unrealized loss on short-term securities– available-for-sale	—	—	—	—	(13,525,399)	—	(13,525,399)
Net loss	—	—	—	—	—	(130,359,592)	(130,359,592)
Comprehensive loss							(130,649,395)
BALANCE AT DECEMBER 31, 2003	—	34,465,737	3,447	170,331,800	(289,803)	(130,359,592)	39,685,852
Exercise of options for common stock	—	4,121	—	14,986	—	—	14,986
Issuance of common stock for ESPP	—	49,918	5	94,553	—	—	94,558
Compensation expense related to issuance of options for common stock	—	—	—	421,635	—	—	421,635
Issuance of common stock for cash, net of offering costs	—	1,623,377	162	6,019,196	—	—	6,019,358
Comprehensive income (loss):
Unrealized gain on short-term securities– available-for-sale, net	—	—	—	—	157,162	—	157,162
Net loss	—	—	—	—	—	(21,936,843)	(21,936,843)
Comprehensive loss							(21,779,681)
BALANCE AT DECEMBER 31, 2004	—	36,143,153	3,614	176,882,170	(132,641)	(152,296,435)	24,456,708
Exercise of options for common stock	—	37,029	4	94,950	—	—	94,954
Issuance of common stock for ESPP	—	60,854	6	110,724	—	—	110,730
Compensation expense related to issuance of options for common stock	—	—	—	394,225	—	—	394,225
Issuance of common stock for cash, net of offering costs	—	14,941,715	1,494	39,084,096	—	—	39,085,590
Comprehensive income (loss):
Unrealized gain on short-term securities– available-for-sale, net	—	—	—	—	145,609	—	145,609
Net loss	—	—	—	—	—	(18,205,885)	(18,205,885)
Comprehensive loss							(18,060,276)
BALANCE AT DECEMBER 31, 2005	—	51,182,751	$5,118	$216,566,165	$12,968	$(170,502,320)	$46,081,931
Exercise of warrants for common stock	—	705,048	71	2,342,346	—	—	2,342,417
Exercise of options for common stock	—	218,353	22	741,791	—	—	741,813
Issuance of common stock for ESPP	—	41,663	4	123,001	—	—	123,005
Issuance of common stock to vendors	—	343,023	34	1,549,966	—	—	1,550,000
Compensation expense related to issuance of options for common stock	—	—	—	525,126	—	—	525,126
Issuance of common stock for cash and securities, net of offering costs	—	692,003	69	4,955,554	—	—	4,955,623
Stock-based compensation	—	—	—	4,881,470	—	—	4,881,470
Comprehensive income (loss):
Unrealized gain on short-term securities– available-for-sale, net	—	—	—	—	5,450	—	5,450
Net loss	—	—	—	—	—	(28,687,510)	(28,687,510)
Comprehensive loss							(28,682,060)
BALANCE AT DECEMBER 31, 2006	—	53,182,841	$5,318	$231,685,419	$18,418	$(199,189,830)	$32,519,325

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				For the Period
				July 22, 1980
	Year ended December 31,			(Inception) through
	2006	2005	2004	December 31, 2006
	(Restated)	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(28,687,510)	$(18,205,885)	$(21,936,843)	$(199,189,830)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,090,375	1,997,672	1,888,008	12,820,239
Loss on disposal of assets	192,369	35,862	86,947	315,178
Realized gain on sale of short-term securities— available-for-sale	—	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	—	17,001,348
Issuance of common stock to vendors	1,375,000	—	—	1,375,000
Compensation expense on issuance of common stock and partnership units	—	—	—	861,655
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	525,126	394,225	421,635	2,643,053
Stock-based compensation	4,881,470	—	—	4,881,470
Conversion of interest accrued to common stock	—	—	—	7,860
Acquired in-process research and development	—	—	—	19,545,028
(Gain) loss on warrant liability	(2,385,502)	1,530,021	(2,840,851)	(4,531,426)
(Increase) decrease in:
Accounts receivable and other current assets	814,531	(919,237)	108,308	(787,781)
Other assets	2,900	—	(7,762)	(34,709)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	577,872	498,375	(1,501,395)	3,445,845
Net cash used in operating activities	(20,613,369)	(14,668,967)	(23,781,953)	(145,509,572)

Cash flows from investing activities:
Purchase of property and equipment	(767,282)	(1,070,801)	(1,070,338)	(15,298,511)
Patent costs	(686,607)	(397,081)	(462,591)	(4,475,030)
Purchase of marketable securities	(14,969,926)	(13,140,581)	(13,123,205)	(112,865,796)
Sale of marketable securities	14,435,793	3,693,329	35,494,101	104,800,437
Acquisition costs	—	—	—	(2,377,616)
Net cash provided by (used in) investing activities	(1,988,022)	(10,915,134)	20,837,967	(30,216,516)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	8,162,858	43,527,006	7,073,900	196,270,726
Buyback of common stock pursuant to rescission offering	—	—	—	(288,795)
Withdrawal of partnership net assets	—	—	—	(176,642)
Issuance of convertible debt	—	—	—	80,000
Net cash provided by financing activities	8,162,858	43,527,006	7,073,900	195,885,289

Increase (decrease) in cash and cash equivalents	(14,438,533)	17,942,905	4,129,914	20,159,201

Cash and cash equivalents:
Beginning of period	34,597,734	16,654,829	12,524,915	—
End of period	$20,159,201	$34,597,734	$16,654,829	$20,159,201

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities–available-for-sale received in connection with the private offering	$—	$—	$—	$17,897,000
Change in unrealized gain on short-term securities–available-for-sale	$5,450	$145,609	$157,162	$18,418
Issuance of common stock and warrants in satisfaction of liabilities	$175,000	$—	$—	$545,000

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

Year Ended December 31,	2006	2005	2004

Net loss (Restated)	$(28,687,510)	$(18,205,885)	$(21,936,843)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	52,660,711	44,655,008	35,994,976
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	52,660,711	44,655,008	35,994,976
Net loss per share - basic and diluted (Restated)	$(0.54)	$(0.41)	$(0.61)

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

In December of 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”). Under the new standard, companies are no longer to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statements of operations.

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

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method as prescribed by APB 25. The Company provided disclosures of net loss and net loss per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense as follows:

For the Year Ended December 31,	2005	2004

Net loss, as reported (Restated)	$(18,205,885)	$(21,936,843)
Deduct: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss	(2,219,446)	(2,011,753)
Net loss, as adjusted (Restated)	$(20,425,331)	$(23,948,596)
Basic and diluted net loss per share:
As reported (Restated)	$(0.41)	$(0.61)
As adjusted (Restated)	$(0.46)	$(0.67)

The following table presents the impact of the Company’s adoption of SFAS 123R on net loss and loss per share for the year ended December 31, 2006:

	As reported following SFAS No. 123R	If reported following APB 25

Net loss (Restated)	$(28,687,510)	$(24,639,540)
Basic and diluted net loss per share (Restated)	$(0.54)	$(0.47)

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

Warrants

Certain of the Company’s warrants issued in connection with financing arrangements are classified as liabilities in accordance with EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock.”  The fair market values of these warrants is recorded on the balance sheet at issuance and marked to market at each reporting period. The change in the fair value of the warrants is recorded in the statement of operations as a non-cash gain (loss) and is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions at December 31:

Year Ended December 31,	2006	2005	2004
Risk-free interest rate	4.6%-4.7%	4.3%	3.20%
Expected dividend yield	0%	0%	0%
Expected lives	1.9-3.4 Years	2.9-4.4 Years	3.9 Years
Expected volatility	76.1%-87.2%	83.2%-86.1%	85.2%

The risk-free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future. The expected lives are based on the remaining contractual lives of the related warrants. The expected volatility is estimated using historical calculated volatility and considers factors such as future events or circumstances that could impact volatility.

For warrants classified as permanent equity in accordance with EITF 00-19, the fair value of warrants is recorded in shareholders’ equity and no further adjustments are made.

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

3. RESTATEMENT OF PRIOR FINANCIAL INFORMATION:

In December 2003, January 2004, January 2005 and November 2005, the Company issued warrants in connection with various financing transactions in registered offerings. Previously, the Company had classified these warrants in the shareholders’ equity section of the Company’s balance sheet. In accordance with EITF 00-19, if a financial instrument requires settlement in registered shares, the financial instrument cannot be classified within equity, as the company’s ability to maintain an effective registration statement is outside that company’s control. The warrants issued by the Company require settlement in registered shares and, accordingly, should be recorded as a liability at fair value at the date of grant, and marked to market at each reporting period.

The Company has evaluated the financial statement impact in each of the previously filed reporting periods effected, and concluded that the changes are quantitatively material to its previously filed financial statements. The amounts previously recorded in each of the three years ended December 31, 2006 will be adjusted to reduce equity and increase liabilities for the issued warrants, and changes in fair value will be recorded on their own line item.

The effect of the correction of this error on the balance sheet as of December 31, 2006 and the statement of operations for the twelve month period ended December 31, 2006 is summarized as follows:

	December 31, 2006 As Previously Reported	Adjustments	December 31, 2006 As Restated

Warrant liability	—	5,192,576	5,192,576
Total Current Liabilities	3,150,845	5,192,576	8,343,421
Additional paid-in capital	241,409,421	(9,724,002)	231,685,419
Deficit accumulated during the development stage	(203,721,256)	4,531,426	(199,189,830)
Total Shareholders’ Equity	37,711,901	(5,192,576)	32,519,325

Gain on warrant liability	—	2,385,502	2,385,502
Net loss	(31,073,012)	2,385,502	(28,687,510)
Net loss per share (basic and diluted)	(0.59)	0.05	(0.54)

The effect of the correction of this error on the balance sheet as of December 31, 2005 and the statement of operations for the twelve month period ended December 31, 2005 is summarized as follows:

	December 31, 2005 As Previously Reported	Adjustments	December 31, 2005 As Restated

Warrant liability	—	7,578,078	7,578,078
Total Current Liabilities	2,747,973	7,578,078	10,326,051
Additional paid-in capital	226,290,167	(9,724,002)	216,566,165
Deficit accumulated during the development stage	(172,648,244)	2,145,924	(170,502,320)
Total Shareholders’ Equity	53,660,009	(7,578,078)	46,081,931

Loss on warrant liability	—	(1,530,021)	(1,530,021)
Net loss	(16,675,864)	(1,530,021)	(18,205,885)
Net loss per share (basic and diluted)	(0.37)	(0.04)	(0.41)

The effect of the correction of this error on the statement of shareholders’ equity and the statement of operations for the twelve month period ended December 31, 2004 is summarized as follows:

	December 31, 2004 As Previously Reported	Adjustments	December 31, 2004 As Restated

Additional paid-in capital	182,370,440	(5,488,270)	176,882,170
Deficit accumulated during the development stage	(155,972,380)	3,675,945	(152,296,435)
Total Shareholders’ Equity	26,269,033	(1,812,325)	24,456,708

Gain on warrant liability	—	2,840,851	2,840,851
Net loss	(24,777,694)	2,840,851	(21,936,843)
Net loss per share (basic and diluted)	(0.69)	0.08	(0.61)

The effect of the correction of this error on the statement of shareholders’ equity for the period ended December 31, 2003 is summarized as follows:

	December 31, 2003 As Previously Reported	Adjustments	December 31, 2003 As Restated

Additional paid-in capital	174,875,072	(4,543,272)	170,331,800
Deficit accumulated during the development stage	(131,194,686)	835,094	(130,359,592)
Total Shareholders’ Equity	43,394,030	(3,708,178)	39,685,852

The effect of the correction of this error on the statement of operations from July 22, 1980 (Inception) through December 31, 2006 is summarized as follows:

	July 22, 1980 (Inception) through December 31, 2006 As Previously Reported	Adjustments	July 22, 1980 (Inception) through December 31, 2006 As Restated

Gain on warrant liability	—	4,531,426	4,531,426
Net loss	(203,721,256)	4,531,426	(199,189,830)

The Company has also restated the quarterly information for the periods 2006 and 2005 (see note 10). The correction of this error did not impact cash used in operating activities, cash provided by (used in) investing activities, or cash provided by financing activities.

4. LIQUIDITY:

The Company is in the development stage. Since its inception in 1980 through December 31, 2006, the Company has incurred losses of approximately $199 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

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

5.  SHAREHOLDERS’ EQUITY AND WARRANT LIABILITY:

In December 2003, the Company closed a private equity financing for net proceeds of $13,899,007 with several institutional investors. The Company sold 3,246,753 shares of common stock at $4.62 per share. These investors received a warrant for the purchase of 1,623,377 common shares for $4.62 per share. These warrants were immediately exercisable and were exercised on January 22, 2004. These investors also received a warrant for the purchase of 974,026 common shares for $5.50 per share. These warrants are immediately exercisable and expire in December 2008. In connection with the equity financing, the placement agent received a warrant for the purchase of 340,909 common shares for $5.50 per share. These warrants are immediately exercisable and expire in December 2008. The fair value of these warrants has been recorded as a liability and is marked to market each period, with the resulting gain (loss) recorded in the Statement of Operations.

In January 2004, the institutional investors above exercised warrants for the purchase of 1,623,377 shares of the Company’s common stock at $4.62 per share, for net proceeds of $6,964,356. Investors also received new five-year warrants to purchase 389,611 common shares for $5.50 per share. These warrants are exercisable starting July 28, 2004 and expire on December 8, 2008. The fair value of these warrants has been recorded as a liability and is marked to market each period, with the resulting gain (loss) recorded in the Statement of Operations.

In January 2005, the Company closed a private equity financing for net proceeds of $22,300,338 with several institutional investors. The Company sold 8,000,000 shares of common stock at $3.00 per share. These investors also received warrants for the purchase of 1,600,001 common shares at $5.00 per share. These warrants are exercisable starting July 19, 2005 and expire on July 19, 2009. In connection with the equity financing, the placement agent received a warrant for the purchase of an additional 560,000 common shares at $5.00 per share. These warrants also are exercisable starting July 19, 2005 and expire on July 19, 2009. The fair value of these warrants has been recorded as a liability and is marked to market each period, with the resulting gain (loss) recorded in the Statement of Operations.

In November 2005, the Company closed a private equity financing for net proceeds of $21,020,984 with several institutional investors. The Company sold 6,941,715 shares of common stock at $3.26 per share. In connection with the equity financing, the placement agent received a warrant for the purchase of 485,920 common shares at $5.00 per share. These warrants are exercisable commencing on May 14, 2006 and expire on May 14, 2010. The fair value of these warrants has been recorded as a liability and is marked to market each period, with the resulting gain (loss) recorded in the Statement of Operations.

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

A summary of the status of the Company’s stock option plans and changes are presented in the following table:

	2006		2005		2004
For the Year Ended December 31,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	4,812,396	$4.55	3,803,278	$5.22	3,333,861	$5.60
Granted	1,172,700	7.13	1,245,937	2.47	631,041	3.10
Exercised	(218,353)	3.40	(37,029)	2.56	(4,121)	3.64
Canceled	(195,273)	5.03	(199,790)	4.73	(157,503)	4.75
Options outstanding at end of year	5,571,470	5.12	4,812,396	4.55	3,803,278	5.22

Exercisable at end of year	3,660,483	$5.10	3,308,714	$5.40	2,912,510	$5.63

At December 31, 2006, 1,710,934 shares were available for future grant.

The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price	Outstanding Shares at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Exercisable Options
$1.76	20,000	2.62	20,000
2.00	100,000	8.03	100,000
2.06	20,000	7.75	20,000
2.20	60,000	6.78	40,001
2.24	50,000	8.38	50,000
2.26	2,500	8.72	2,500
2.29	26,666	8.36	6,667
2.43	7,333	3.36	2,001
2.53	844,824	7.61	311,833
2.55	63,000	7.48	46,500
2.60	5,000	8.21	1,250
2.64	33,000	8.17	8,250
2.89	100,000	7.24	50,000
2.92	183,334	7.22	91,668
3.02	33,334	7.23	16,668
3.25	20,000	8.88	6,667
3.29	10,000	2.28	10,000
3.31	25,000	2.76	25,000
3.45	100,000	7.25	50,000
3.50	53,159	0.61	53,159
3.69	28,000	2.05	28,000
3.81	15,000	1.64	15,000
3.97	21,360	1.00	21,360
4.16	20,000	6.28	20,000
4.25	20,000	1.98	20,000
4.34	51,596	4.00	44,930
4.55	30,000	1.62	30,000
4.64	83,000	9.39	29,165
4.87	20,000	6.01	15,000
4.89	10,000	6.01	7,500
5.35	745,800	5.93	745,800
5.53	40,000	3.92	40,000
5.75	503,000	3.00	503,000
5.88	45,000	6.38	45,000
6.00	33,334	0.16	33,334
6.38	235,000	0.44	235,000
6.63	510,000	1.11	510,000
6.65	40,000	5.37	40,000
6.69	100,000	0.69	100,000
6.88	132,000	3.62	132,000
6.98	100,000	9.22	—
7.19	33,334	3.58	33,334
7.35	972,896	8.48	74,896
8.13	25,000	0.84	25,000
	5,571,470		3,660,483

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

The warrants issued in 2004 and 2005 do not require net cash settlement, however, as the warrants require settlement in registered shares, the Company has recorded the warrants as liabilities on the accompanying balance sheet. There is no effect on cash flows from these warrants as the mark to market adjustment is reflected as a non-cash charge within the Company’s Statements of Operations. There were 4,350,467 liability classified warrants outstanding at December 31, 2006 and 2005, and 1,704,546 liability classified warrants outstanding at December 31, 2004.

6.  SIGNIFICANT AGREEMENTS:

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

Effective January 1, 2006, the Company extended the lease on its facility located at 4575 SW Research Way, Suite 200, Corvallis, OR 97333. This lease now expires on December 31, 2020. As of December 31, 2005, the Company had an accrued rent payable of $615,163 related to back rent payments. During the first half of 2006 the Company issued 31,154 shares of the Company’s common stock with a market value of $175,000, and paid cash to Research Way Investments to pay off the accrued rent payable related to back rent payments.

In January 2006, the Company issued 30,000 shares of the Company’s common stock with a market value of $200,000 to the Oregon State University Foundation to secure access to certain university research facilities, which was expensed to research and development.

In December 2006, the Company entered into a cross-license and collaboration agreement with Ercole Biotech, Inc. (“Ercole”) to identify and develop drugs that direct the splicing of messenger RNA (mRNA) to treat a variety of genetic and acquired diseases and a stock purchase agreement in connection therewith. Under the terms of the stock purchase agreement, Ercole issued AVI shares of Ercole Series A–2 Preferred Stock, and the Company issued to Ercole 192,857 shares of the Company’s common stock with a market value of $675,000 and which was expensed to research and development.

7.  INCOME TAXES:

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

8.  RELATED PARTY TRANSACTIONS:

During the year ended December 31, 2004, the Company paid Boston Healthcare Associates, Inc., of which former director Andrew J. Ferrara is President, $986 for business development consulting services.

9.  COMMITMENTS:

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

At December 31, 2006, the aggregate future minimum royalty payments under these agreements are as follows:

Year ending December 31,
2007	$125,000
2008	125,000
2009	125,000
2010	125,000
2011	125,000
Thereafter	1,380,000
Total minimum royalty payments	$2,005,000

10.  FINANCIAL INFORMATION BY QUARTER (UNAUDITED) (SEE FOOTNOTE 3):

2006 for quarter ended	December 31	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues from license fees, grants and research contracts	$17,519	$13,252	$18,558	$65,962

Operating expenses:
Research and development	6,721,547	5,938,867	5,921,929	6,763,245
General and administrative	2,068,201	1,347,114	1,515,711	2,821,726
	8,789,748	7,285,981	7,437,640	9,584,971

Other income (loss):
Interest income, net	443,042	492,083	517,053	457,859
Gain (loss) on warrant liability	2,250,049	529,136	13,801,693	(14,195,376)

Net income (loss)	$(6,079,138)	$(6,251,510)	$6,899,664	$(23,256,526)
Net income (loss) per share - basic	$(0.11)	$(0.12)	$0.13	$(0.45)
Net income (loss) per share - diluted	$(0.11)	$(0.12)	$0.13	$(0.45)
Shares used in per share calculations - basic	53,000,236	52,964,049	52,946,054	51,715,050
Shares used in per share calculations - diluted	53,000,236	52,964,049	54,060,830	51,715,050

2005 for quarter ended	December 31	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues from license fees, grants and research contracts	$1,417,446	$3,281,805	$39,317	$45,192

Operating expenses:
Research and development	4,913,490	4,147,201	3,915,155	4,141,904
General and administrative	1,409,066	1,052,244	1,272,529	1,448,530
	6,322,556	5,199,445	5,187,684	5,590,434

Other income (loss):
Interest income, net	353,538	225,169	215,725	46,063
Gain (loss) on warrant liability	(1,990,461)	(533,842)	833,797	160,485

Net loss	$(6,542,033)	$(2,226,313)	$(4,098,845)	$(5,338,694)
Net loss per share, basic and diluted	$(0.14)	$(0.05)	$(0.09)	$(0.13)
Shares used in per share calculations	47,838,357	44,184,293	44,167,565	42,455,512

11.  SUBSEQUENT EVENTS:

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