Form 10-Q/A
period 2007-03-31
AVI BIOPHARMA INC
filed 2007-11-05
CIK 873303

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

AVI BIOPHARMA, INC.

FORM 10-Q

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-Q for the periods ended March 31, 2007 and 2006, filed on May 10, 2007, to amend and restate our balance sheets as of March 31, 2007 and December 31, 2006, and our statements of operations and cash flows for the periods ended March  31, 2007, March 31, 2006, and the period from July 22, 1980 (inception) through March 31, 2007. This Amendment to the Original Filing amends our classification of certain warrants that were previously recorded in equity. These warrants were issued in registered offerings and require settlement in registered shares. As a result, they cannot be classified within equity according to generally accepted accounting principles. Instead, the warrants issued by the Company should be recorded as a liability at fair value at the date of grant, and marked to market at each reporting period. Changes in fair value are recorded in earnings.

See Note 2 “Restatement of Prior Financial Information” of the Notes to the Financial Statements included in this Form 10-Q/A for a detailed discussion of the effect of this restatement.

For the convenience of the reader, this Amendment sets forth our Original 10-Q in its entirety, as amended by the changes related to the restatement.  No attempt has been made in this Amendment to update other disclosures presented in our Original 10-Q, except as required to reflect the effects of the restatement. This Amendment does not reflect events occurring after the filing of our Original 10-Q, or modify or update those disclosures, including the exhibits to the Original 10-Q effected by subsequent events except as applicable in our financial statement footnotes subsequent event disclosures. The following sections of our Original 10-Q have been amended:

•      Item 1 – Financial Statements; and

•      Item 2 - Management’s Discussion and Analysis or Plan of Operation.

This Amendment has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2007	2006
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$14,964,915	$20,159,201
Short-term securities—available-for-sale	12,081,196	12,992,931
Accounts receivable	551,783	51,498
Other current assets	709,486	736,283
Total Current Assets	28,307,380	33,939,913

Property and Equipment, net of accumulated depreciation and amortization of $10,603,407 and $10,174,712	4,103,482	4,329,583
Patent Costs, net of accumulated amortization of $1,533,630 and $1,496,699	2,611,476	2,558,541
Other Assets	284,709	34,709
Total Assets	$35,307,047	$40,862,746

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,889,929	$1,401,584
Accrued employee compensation	1,021,336	1,371,353
Warrant liability	3,693,885	5,192,576
Other liabilities	1,435,490	377,908
Total Current Liabilities	8,040,640	8,343,421

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 53,282,841 and 53,182,841 issued and outstanding	5,328	5,318
Additional paid-in capital	234,658,816	231,685,419
Accumulated other comprehensive income	16,377	18,418
Deficit accumulated during the development stage	(207,414,114)	(199,189,830)
Total Shareholders’ Equity	27,266,407	32,519,325
Total Liabilities and Shareholders’ Equity	$35,307,047	$40,862,746

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

			July 22, 1980
	Three months ended March 31,		(Inception) to
	2007	2006	March 31, 2007
	(Restated)	(Restated)	(Restated)

Revenues from license fees, grants and research contracts	$536,042	$65,962	$10,516,861

Operating expenses:
Research and development	6,317,641	6,763,245	153,964,856
General and administrative	4,303,885	2,821,726	45,124,413
Acquired in-process research and development	—	—	19,545,028
	10,621,526	9,584,971	218,634,297

Other income (loss):
Interest income, net	362,509	457,859	7,812,051
Gain (loss) on warrant liability	1,498,691	(14,195,376)	6,030,117
Realized gain on sale of short-term securities—available-for-sale	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	(17,001,348)
	1,861,200	(13,737,517)	703,322

Net loss	$(8,224,284)	$(23,256,526)	$(207,414,114)

Net loss per share - basic and diluted	$(0.15)	$(0.45)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	53,241,730	51,715,050

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			July 22, 1980
	Three months ended March 31,		(Inception) to
	2007	2006	March 31, 2007
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(8,224,284)	$(23,256,526)	$(207,414,114)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	479,630	525,141	13,299,869
Loss on disposal of assets	53,498	164,253	368,676
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Issuance of common stock to vendors	300,000	700,000	1,675,000
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	312,637	525,126	2,955,690
Stock-based compensation	2,360,770	1,937,271	7,242,240
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Gain) loss on warrant liability	(1,498,691)	14,195,376	(6,030,117)
(Increase) decrease in:
Accounts receivable and other current assets	(473,488)	281,612	(1,261,269)
Other assets	—	2,900	(34,709)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	1,195,910	(363,169)	4,641,755
Net cash used in operating activities	(5,494,018)	(5,288,016)	(151,003,590)

Cash flows from investing activities:
Purchase of property and equipment	(464,029)	(194,546)	(15,762,540)
Patent costs	(145,933)	(94,999)	(4,620,963)
Purchase of marketable securities	—	(1,026,087)	(112,865,796)
Sale of marketable securities	909,694	902,117	105,710,131
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	299,732	(413,515)	(29,916,784)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	—	7,971,098	196,270,726
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	—	7,971,098	195,885,289

Increase (decrease) in cash and cash equivalents	(5,194,286)	2,269,567	14,964,915

Cash and cash equivalents:
Beginning of period	20,159,201	34,597,734	—
End of period	$14,964,915	$36,867,301	$14,964,915

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897,000
Change in unrealized gain on short-term securities—available-for-sale	$(2,041)	$1,890	$16,377
Issuance of common stock and warrants in satisfaction of liabilities	$—	$175,000	$545,000

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

Warrants. Certain of the Company’s warrants issued in connection with financing arrangements are classified as liabilities in accordance with EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock.”  The fair market value of these warrants is recorded on the balance sheet at issuance and marked to market at each financial reporting period. The change in the fair value of the warrants is recorded in the Statement of Operations as a non-cash gain (loss) and is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended March 31,	2007	2006
Risk-free interest rate	4.4%-4.5%	4.7%
Expected dividend yield	0%	0%
Expected lives	1.7-3.1 years	2.7-4.1 years
Expected volatility	79.8%-88.9%	82.7%-86.3%

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

For warrants classified as permanent equity in accordance with EITF 00-19, the fair value of the warrants is recorded in shareholders’ equity and no further adjustments are made.

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

The Company has evaluated the financial statement impact in each of the previously filed reporting periods effected, and concluded that the changes are quantitatively material to its previously filed financial statements. The amounts previously recorded in each of the three months ended March 31, 2007 and 2006 have been adjusted to reduce equity and increase liabilities for the issued warrants, and changes in fair value will be recorded on their own line item.

The effect of the correction of this error on the balance sheet as of March 31, 2007 and the statement of operations for the three month period ended March 31, 2007 is summarized as follows:

	March 31, 2007 As Previously Reported	Adjustments	March 31, 2007 As Restated

Warrant liability	—	3,693,885	3,693,885
Total Current Liabilities	4,346,755	3,693,885	8,040,640
Additional paid-in capital	244,382,818	(9,724,002)	234,658,816
Deficit accumulated during the development stage	(213,444,231)	6,030,117	(207,414,114)
Total Shareholders’ Equity	30,960,292	(3,693,885)	27,266,407

Gain on warrant liability	—	1,498,691	1,498,691
Net loss	(9,722,975)	1,498,691	(8,224,284)
Net loss per share (basic and diluted)	(0.18)	0.03	(0.15)

The effect of the correction of this error on the balance sheet as of December 31, 2006 is summarized as follows:

	December 31, 2006 As Previously Reported	Adjustments	December 31, 2006 As Restated

Warrant liability	—	5,192,576	5,192,576
Total Current Liabilities	3,150,845	5,192,576	8,343,421
Additional paid-in capital	241,409,421	(9,724,002)	231,685,419
Deficit accumulated During the development stage	(203,721,256)	4,531,426	(199,189,830)
Total Shareholders’ Equity	37,711,901	(5,192,576)	32,519,325

The effect of the correction of this error on the statement of operations for the three month period ended March 31, 2006 is summarized as follows:

	March 31, 2006 As Previously Reported	Adjustments	March 31, 2006 As Restated

Loss on warrant liability	—	(14,195,376)	(14,195,376)
Net loss	(9,061,150)	(14,195,376)	(23,256,526)
Net loss per share (basic and diluted)	(0.18)	(0.27)	(0.45)

The effect of the correction of this error on the statement of operations from July 22, 1980 (Inception) through March 31, 2007 is summarized as follows:

	July 22, 1980 (Inception) through March 31, 2007 As Previously Reported	Adjustments	July 22, 1980 (Inception) through March 31, 2007 As Restated

Gain on warrant liability	—	6,030,117	6,030,117
Net loss	(213,444,231)	6,030,117	(207,414,114)

The correction of this error did not impact cash used in operating activities, cash provided by (used in) investing activities, or cash provided by financing activities.

Note 3. Liquidity

The Company is in the development stage. Since its inception in 1980 through March 31, 2007, the Company has incurred losses of approximately $207 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

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

Note 4. Earnings Per Share

Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

Three Months Ended March 31,	2007	2006
	(Restated)	(Restated)
Net loss	$(8,224,284)	$(23,256,526)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	53,241,730	51,715,050
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	53,241,730	51,715,050
Net loss per share - basic and diluted	$(0.15)	$(0.45)

*  Warrants and stock options to purchase 15,173,475 and 17,214,065 shares of common stock as of March 31, 2007 and 2006, respectively, were excluded from the earnings per share calculation as their effect would have been antidilutive.

Note 5. Comprehensive Income and securities available for sale

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

The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	(Restated)
	2007	2006

Net loss	$(8,224,284)	$(23,256,526)
Unrealized gain (loss) on marketable securities	(2,041)	1,890

Total comprehensive loss	$(8,226,325)	$(23,254,636)

Note 6. Significant Agreements

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

Note 8. Income Taxes

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

Note 9. Subsequent Events

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

On May 2, 2007, the Company entered into a cross-license and collaboration agreement with Ercole Biotech, Inc. (“Ercole”) to develop drugs that may prove effective in treating the genetic diseases Duchenne muscular dystrophy and beta thalassemia and a stock purchase agreement in connection therewith. Under the terms of the stock purchase agreement, Ercole issued AVI shares of Ercole Series A–2 Preferred Stock, and the Company issued to Ercole 73,607 shares of the Company’s common stock with a market value of $200,000.

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter additional collaborative efforts. As of March 31, 2007, the Company’s accumulated deficit was $207,414,114.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $536,042 in the first quarter of 2007 from $65,962 in the comparable period in 2006, due to increases in research contracts revenues of $485,292 and license fees of $31,250, partially offset by decreases in grants revenues of $46,462.

Operating expenses increased to $10,621,526 in the first quarter of 2007 from $9,584,971 in the first quarter of 2006 due to increases in general and administrative, which increased to $4,303,885 in 2007 from $2,821,726 in the comparable period in 2006. This general and administrative increase was due primarily to increases in employee costs of approximately $1,200,000, of which approximately $1,620,000 (including $562,500 in cash compensation and $1,057,372 in SFAS 123R expenses) was related to the Separation and Release Agreement with the Company’s former Chief Executive Officer, partially offset by decreases in SFAS 123R expenses of approximately $130,000 and salaries and bonuses of approximately $330,000. General and administrative also includes increases in legal expenses of approximately $230,000 and accounting expenses of approximately $50,000. Research and development decreased to $6,317,641 in the first quarter of 2007 from $6,763,245 in the first quarter of 2006. This research and development decrease was due primarily to decreases in employee costs of approximately $940,000, of which approximately $430,000 was related to the acceleration of the vesting of certain stock options in the first quarter of 2006 and decreases in SFAS 123R expenses of approximately $140,000 and salaries and bonuses of approximately $360,000, partially offset by increases in chemical and lab supply costs of approximately $390,000, government contract related equipment expenses of approximately $350,000, and professional consultant costs of approximately $160,000. The remaining research and development decrease was due to net decreases in clinical trial related expenses of approximately $500,000, partially offset by increases in leasehold and patent amortization expenses of approximately $50,000 and facility costs of approximately $40,000. Net interest income decreased to $362,509 in the first quarter of 2007 from $457,859 in the first quarter of 2006 due to decreases in average cash, cash equivalents and short-term securities, partially offset by increases in average interest rates of the Company’s interest earning investments. Gain (loss) on warrant liability was a gain of $1,498,691 in the first quarter of 2007 compared to a loss of $14,195,376 in the first quarter of 2006. The gain (loss) on warrant liability is a function of the Company’s stock price and fluctuates as the market price of the Company’s stock fluctuates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, for the period ending March 31, 2007, originally filed on May 10, 2007, an evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were effective as of the end of the period covered by that Quarterly Report. Subsequently, as reported in Item 9A of our Amended Annual Report on Form 10-K/A as of December 31, 2006, the Company determined that it was necessary to restate certain of its previously issued consolidated financial statements and that such previously issued financial statements should no longer be relied upon.

In connection with the restatement, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

Internal Controls and Procedures

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in Item 9A of our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2006, the Company did not maintain effective internal control over financial reporting. The Company identified the following material weakness in internal control over financial reporting as of December 31, 2006:

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

During the fiscal year ending December 31, 2007, we developed a remediation plan that would result in the implementation of significant changes in our internal control over financial reporting, including the following:

The Company has adopted additional controls wherein if the issuance of warrants or other derivative financial instruments is contemplated, legal counsel and an independent accountant will be consulted as to the financial statement impact that the issuance of such warrants or other derivative financial instruments may have, prior to issuance.

The Company began to execute these remediative measures above in the third quarter of 2007. Additional measures may be forthcoming as the Company evaluates the effectiveness of these efforts. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3 Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Securities Holders. None

Item 5. Other Information.  None

Item 6. Exhibits

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
4.2	First Amendment to Third Restated Articles of Incorporation of AntiVirals Inc.	8-K	0-22613	3.3	9/30/98
4.3	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
4.4	Bylaws of AntiVirals Inc.	SB-2	333-20513	3.2	5/29/97
10.58+*	Cross License Agreement dated January 8, 2007 by and between Eleos, Inc. and AVI BioPharma, Inc.					X
10.59*	Separation and Release Agreement dated March 27, 2007 by and between Denis R. Burger, Ph.D. and AVI BioPharma, Inc.					X
31.1	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer, Mark M. Webber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Materials in the exhibit marked with a “+” have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

* Materials in the exhibit marked with a * were filed in the originally filed 10-Q.

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