Form 10-Q/A
period 2007-06-30
AVI BIOPHARMA INC
filed 2007-11-05
CIK 873303

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).        Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $ .0001 par value	53,654,200
(Class)	(Outstanding at August 3, 2007)

AVI BIOPHARMA, INC.

FORM 10-Q

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-Q for the three and six month periods ended June 30, 2007 and 2006, filed on August 9, 2007, to amend and restate our balance sheets as of June 30, 2007 and December 31, 2006, and our statements of operations and cash flows for the three and six month periods ended June  30, 2007, June 30, 2006, and the period from July 22, 1980 (inception) through June 30, 2007. This Amendment to the Original Filing amends our classification of certain warrants that were previously recorded in equity. These warrants were issued in registered offerings and require settlement in registered shares. As a result, they cannot be classified within equity according to generally accepted accounting principles. Instead, the warrants issued by the Company should be recorded as a liability at fair value at the date of grant, and marked to market at each reporting period. Changes in fair value are recorded in earnings.

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

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2007	2006
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$9,263,512	$20,159,201
Short-term securities—available-for-sale	10,056,789	12,992,931
Accounts receivable	1,119,780	51,498
Other current assets	775,179	736,283
Total Current Assets	21,215,260	33,939,913

Property and Equipment, net of accumulated depreciation and amortization of $11,034,187 and $10,174,712	7,189,503	4,329,583
Patent Costs, net of accumulated amortization of $1,580,130 and $1,496,699	2,769,042	2,558,541
Other Assets	34,709	34,709
Total Assets	$31,208,514	$40,862,746

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,348,603	$1,401,584
Accrued employee compensation	1,132,036	1,371,353
Long-term debt, current portion	69,434	—
Warrant liability	2,938,568	5,192,576
Other liabilities	1,336,821	377,908
Total Current Liabilities	7,825,462	8,343,421

Commitments and Contingencies

Long-term debt, non-current portion	2,106,675	—

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 53,654,200 and 53,182,841 issued and outstanding	5,365	5,318
Additional paid-in capital	236,466,429	231,685,419
Accumulated other comprehensive income	—	18,418
Deficit accumulated during the development stage	(215,195,417)	(199,189,830)
Total Shareholders’ Equity	21,276,377	32,519,325
Total Liabilities and Shareholders’ Equity	$31,208,514	$40,862,746

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,		July 22, 1980 (inception) through
	2007	2006	2007	2006	June 30, 2007
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues from license fees, grants and research contracts	$2,351,424	$18,558	$2,887,466	$84,520	$12,868,285

Operating expenses:
Research and development	9,160,816	5,921,929	15,478,457	12,685,174	163,125,672
General and administrative	2,030,796	1,515,711	6,334,681	4,337,437	47,155,209
Acquired in-process research and development	—	—	—	—	19,545,028
	11,191,612	7,437,640	21,813,138	17,022,611	229,825,909

Other income (loss):
Interest income, net	303,568	517,053	666,077	974,912	8,115,619
Gain (loss) on warrant liability	755,317	13,801,693	2,254,008	(393,683)	6,785,434
Realized gain on sale of short-term securities— available-for-sale	—	—	—	—	3,862,502
Write-down of short-term securities— available-for-sale	—	—	—	—	(17,001,348)
	1,058,885	14,318,746	2,920,085	581,229	1,762,207

Net income (loss)	$(7,781,303)	$6,899,664	$(16,005,587)	$(16,356,862)	$(215,195,417)

Net income (loss) per share - basic	$(0.15)	$0.13	$(0.30)	$(0.31)

Net income (loss) per share - diluted	$(0.15)	$0.13	$(0.30)	$(0.31)

Weighted average number of common shares
outstanding for computing:

Basic income (loss) per share	53,560,360	52,946,054	53,381,256	52,333,952

Diluted income (loss) per share	53,560,360	54,060,830	53,381,256	52,333,952

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			July 22, 1980
	Six months ended June 30,		(Inception) to
	2007	2006	June 30, 2007
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(16,005,587)	$(16,356,862)	$(215,195,417)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	968,091	1,037,924	13,788,330
Loss on disposal of assets	58,239	190,989	373,417
Realized gain on sale of short-term securities— available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Issuance of common stock to vendors	500,000	700,000	1,875,000
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	312,637	525,126	2,955,690
Stock-based compensation	3,154,836	2,943,271	8,036,306
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
(Gain) loss on warrant liability	(2,254,008)	393,683	(6,785,434)
(Increase) decrease in:
Accounts receivable and other current assets	(1,107,178)	974,423	(1,894,959)
Other assets	—	2,900	(34,709)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	1,642,932	(308,152)	5,088,777
Net cash used in operating activities	(12,730,038)	(9,896,698)	(158,239,610)

Cash flows from investing activities:
Purchase of property and equipment	(796,960)	(462,752)	(16,095,471)
Patent costs	(349,999)	(297,113)	(4,825,029)
Purchase of marketable securities	(110,417)	(3,205,522)	(112,976,213)
Sale of marketable securities	3,028,141	2,953,998	107,828,578
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	1,770,765	(1,011,389)	(28,445,751)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	63,584	8,074,736	196,334,310
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	63,584	8,074,736	195,948,873

Increase (decrease) in cash and cash equivalents	(10,895,689)	(2,833,351)	9,263,512

Cash and cash equivalents:
Beginning of period	20,159,201	34,597,734	—
End of period	$9,263,512	$31,764,383	$9,263,512

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities—available-for-sale	$(18,418)	$4,232	$—
Issuance of common stock and warrants in satisfaction of liabilities	$—	$175,000	$545,000
Issuance of common stock for building purchase	$750,000	$—	$750,000
Assumption of long-term debt for building purchase	$2,199,792	$—	$2,199,792

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

Warrants. Certain of the Company’s warrants issued in connection with financing arrangements are classified as liabilities in accordance with EITF 00-19, “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock.”

The fair market value of these warrants is recorded on the balance sheet at issuance and marked to market at each financial reporting period. The change in the fair value of the warrants is recorded in the Statement of Operations as a non-cash gain (loss) and is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and Six Months Ended June 30,	2007	2006
Risk-free interest rate	4.8%	5.0%
Expected dividend yield	0%	0%
Expected lives	1.4-2.9 years	2.4-3.9 years
Expected volatility	82.7%-89.5%	70.9%-83.6%

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

Note 2. Restatement of Prior Financial Information:

In December 2003, January 2004, January 2005 and November 2005, the Company issued warrants in connection with various financing transactions in registered offerings. Previously, the Company had classified these warrants in the shareholders’ equity section of the Company’s balance sheet. In accordance with EITF 00-19, if a financial instrument requires settlement in registered shares, the financial instrument cannot be classified within equity, as the company’s ability to maintain an effective registration statement is outside that company’s control. The warrants issued by the Company require settlement in registered shares and accordingly, should be recorded as a liability at fair value at the date of grant, and marked to market at each reporting period.

The Company has evaluated the financial statement impact in each of the previously filed reporting periods effected, and concluded that the changes are quantitatively material to its previously filed financial statements. The amounts previously recorded in each of the three and six month periods ended June 30, 2007 and 2006 have been adjusted to reduce equity and increase liabilities for the issued warrants, and changes in fair value will be recorded on their own line item.

The effect of the correction of this error on the balance sheet as of June 30, 2007 and the statement of operations for the three month period ended June 30, 2007 is summarized as follows:

	June 30, 2007 As Previously Reported	Adjustments	June 30, 2007 As Restated

Warrant liability	—	2,938,568	2,938,568
Total Current Liabilities	4,886,894	2,938,568	7,825,462
Additional paid-in capital	246,190,431	(9,724,002)	236,466,429
Deficit accumulated during the development stage	(221,980,851)	6,785,434	(215,195,417)
Total Shareholders’ Equity	24,214,945	(2,938,568)	21,276,377

Gain on warrant liability	—	755,317	755,317
Net loss	(8,536,620)	755,317	(7,781,303)
Net loss per share

(basic and diluted)	(0.16)	0.01	(0.15)

The effect of the correction of this error on the statement of operations for the six month period ended June 30, 2007 is summarized as follows:

	June 30, 2007 As Previously Reported	Adjustments	June 30, 2007 As Restated

Gain on warrant liability	—	2,254,008	2,254,008
Net loss	(18,259,595)	2,254,008	(16,005,587)
Net loss per share (basic and diluted)	(0.34)	0.04	(0.30)

The effect of the correction of this error on the balance sheet as of December 31, 2006 is summarized as follows:

	December 31, 2006 As Previously Reported	Adjustments	December 31, 2006 As Restated

Warrant liability	—	5,192,576	5,192,576
Total Current Liabilities	3,150,845	5,192,576	8,343,421
Additional paid-in capital	241,409,421	(9,724,002)	231,685,419
Deficit accumulated during the development stage	(203,721,256)	4,531,426	(199,189,830)
Total Shareholders’ Equity	37,711,901	(5,192,576)	32,519,325

The effect of the correction of this error on the statement of operations for the three month period ended June 30, 2006 is summarized as follows:

	June 30, 2006 As Previously Reported	Adjustments	June 30, 2006 As Restated

Gain on warrant liability	—	13,801,693	13,801,693
Net income (loss)	(6,902,029)	13,801,693	6,899,664
Net income (loss) per share – basic	(0.13)	0.26	0.13
Net income (loss) per share – diluted	(0.13)	0.26	0.13

The effect of the correction of this error on the statement of operations for the six month period ended June 30, 2006 is summarized as follows:

	June 30, 2006 As Previously Reported	Adjustments	June 30, 2006 As Restated

Loss on warrant liability	—	(393,683)	(393,683)
Net loss	(15,963,179)	(393,683)	(16,356,862)
Net loss per share (basic and diluted)	(0.31)	0.00	(0.31)

The effect of the correction of this error on the statement of operations from July 22, 1980 (Inception) through June 30, 2007 is summarized as follows:

	July 22, 1980 (Inception) through June 30, 2007 As Previously Reported	Adjustments	July 22, 1980 (Inception) through June 30, 2007 As Restated

Gain on warrant liability	—	6,785,434	6,785,434
Net loss	(221,980,851)	6,785,434	(215,195,417)

The correction of this error did not impact cash used in operating activities, cash provided by (used in) investing activities, or cash provided by financing activities.

Note 3. Liquidity

The Company is in the development stage. Since its inception in 1980 through June 30, 2007, the Company has incurred losses of approximately $215 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

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

Note 4. Earnings Per Share

Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Given that the Company is in a loss position for the three and six month periods ended June 30, 2007 and the six month period ended June 30, 2006, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

Three Months Ended June 30,	2007	2006
	(Restated)	(Restated)
Net income (loss)	$(7,781,303)	$6,899,664
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	53,560,360	52,946,054
Dilutive effect of warrants and stock options after application of the treasury stock method	*	1,114,776
Weighted average number of common shares outstanding for computing diluted earnings per share	53,560,360	54,060,830
Net income (loss) per share - basic	$(0.15)	$0.13
Net income (loss) per share - diluted	$(0.15)	$0.13

Six Months Ended June 30,	2007	2006
	(Restated)	(Restated)
Net loss	$(16,005,587)	$(16,356,862)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	53,381,256	52,333,952
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	53,381,256	52,333,952
Net loss per share - basic and diluted	$(0.30)	$(0.31)

*  Warrants and stock options to purchase 14,972,199 shares of common stock as of June 30, 2007 and warrants and stock options to purchase 14,242,647 shares of common stock for the six months ended June 30, 2006, were excluded from the earnings per share calculation as their effect would have been antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(Restated)		(Restated)
	2007	2006	2007	2006
Net income (loss)	$(7,781,303)	$6,899,664	$(16,005,587)	$(16,356,862)
Unrealized gain (loss) on marketable securities	(16,377)	2,342	(18,418)	4,232

Total comprehensive income (loss)	$(7,797,680)	$6,902,006	$(16,024,005)	$(16,352,630)

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter into additional collaborative efforts. As of June 30, 2007, the Company’s accumulated deficit was $215,195,417.

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

Gain (loss) on warrant liability was a gain of $755,317 in the second quarter of 2007 compared to a gain of $13, 801,693 in the second quarter of 2006. Gain (loss) on warrant liability was a gain of $2,254,008 for the six months ended June 30, 2007 compared to a loss of $393,683 for the six months ended June 30, 2006. The gain (loss) on warrant liability is a function of the Company’s stock price and fluctuates as the market price of the Company’s stock fluctuates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, for the period ending June 30, 2007, originally filed on August 9, 2007, an evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were effective as of the end of the period covered by that Quarterly Report. Subsequently, as reported in Item 9A of our Amended Annual Report on Form 10-K/A as of December 31, 2006, the Company determined that it was necessary to restate certain of its previously issued consolidated financial statements and that such previously issued financial statements should no longer be relied upon.

In connection with the restatement, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

Internal Controls and Procedures

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.   None

Item 6.  Exhibits

		Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
4.2	First Amendment to Third Restated Articles of Incorporation of AntiVirals Inc.	8-K	0-22613	3.3	9/30/98
4.3	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
4.4	Bylaws of AntiVirals Inc.	SB-2	333-20513	3.2	5/29/97
10.58+	Cross License Agreement dated January 8, 2007 by and between Eleos, Inc. and AVI BioPharma, Inc.	10-Q	0-22613	10.58	05/10/07
10.59	Separation and Release Agreement dated March 27, 2007 by and between Denis R. Burger, Ph.D. and AVI BioPharma, Inc.	10-Q	0-22613	10.59	05/10/07
10.60+*	Cross License and Collaboration Agreement by and between Ercole Biotech, Inc. and AVI BioPharma, Inc.					X
10.61*	Real estate purchase agreement by and between WKL Investments Airport and AVI BioPharma, Inc.					X
31.1	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer, Mark M. Webber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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