Form 10-Q
period 2007-09-30
AVI BIOPHARMA INC
filed 2007-11-09
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes    ☐          No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	53,730,376
(Class)	(Outstanding at November 2, 2007)

AVI BIOPHARMA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets – September 30, 2007 and December 31, 2006 (unaudited)

Statements of Operations – Three and Nine Months Ended September 30, 2007 and 2006 and from July 22, 1980 (inception) through September 30, 2007 (unaudited)

Statements of Cash Flows – Nine Months Ended September 30, 2007 and 2006 and from July 22, 1980 (Inception) through September 30, 2007 (unaudited)

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibits

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$3,861,272	$20,159,201
Short-term securities—available-for-sale	10,188,487	12,992,931
Accounts receivable	1,751,367	51,498
Other current assets	952,987	736,283
Total Current Assets	16,754,113	33,939,913

Property and Equipment, net of accumulated depreciation and amortization of $11,472,216 and $10,174,712	7,099,321	4,329,583
Patent Costs, net of accumulated amortization of $1,674,130 and $1,496,699	2,976,692	2,558,541
Other Assets	34,709	34,709
Total Assets	$26,864,835	$40,862,746

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,274,320	$1,401,584
Accrued employee compensation	1,325,351	1,371,353
Long-term debt, current portion	70,261	—
Warrant liability	1,642,246	5,192,576
Other liabilities	1,238,152	377,908
Total Current Liabilities	9,550,330	8,343,421

Commitments and Contingencies

Long-term debt, non-current portion	2,088,797	—

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 53,730,376 and 53,182,841 issued and outstanding	5,373	5,318
Additional paid-in capital	237,450,696	231,685,419
Accumulated other comprehensive income	—	18,418
Deficit accumulated during the development stage	(222,230,361)	(199,189,830)
Total Shareholders’ Equity	15,225,708	32,519,325
Total Liabilities and Shareholders’ Equity	$26,864,835	$40,862,746

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

(unaudited)

					July 22, 1980
	Three months ended September 30,		Nine months ended September 30,		(inception) through
	2007	2006	2007	2006	September 30, 2007
		(Restated)		(Restated)
Revenues from license fees, grants and research contracts	$2,911,406	$13,252	$5,798,872	$97,772	$15,779,691

Operating expenses:
Research and development	9,880,480	5,938,867	25,358,937	18,624,041	173,006,152
General and administrative	1,544,512	1,347,114	7,879,193	5,684,551	48,699,721
Acquired in-process research and development	—	—	—	—	19,545,028
	11,424,992	7,285,981	33,238,130	24,308,592	241,250,901

Other income (loss):
Interest income, net	182,320	492,083	848,397	1,466,995	8,297,939
Gain on warrant liability	1,296,322	529,136	3,550,330	135,453	8,081,756
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	—	—	(17,001,348)
	1,478,642	1,021,219	4,398,727	1,602,448	3,240,849

Net loss	$(7,034,944)	$(6,251,510)	$(23,040,531)	$(22,608,372)	$(222,230,361)

Net loss per share - basic and diluted	$(0.13)	$(0.12)	$(0.43)	$(0.43)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	53,693,693	52,964,049	53,500,250	52,546,293

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			July 22, 1980
	Nine months ended September 30,		(Inception) to
	2007	2006	September 30, 2007
		(Restated)
Cash flows from operating activities:
Net loss	$(23,040,531)	$(22,608,372)	$(222,230,361)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,506,768	1,560,636	14,327,007
Loss on disposal of assets	58,584	192,369	373,762
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Issuance of common stock to vendors	700,000	700,000	2,075,000
Compensation expense on issuance of common stock and partnership units	—	—	861,655
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	312,637	525,126	2,955,690
Stock-based compensation	3,933,926	3,946,821	8,815,396
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	—	—	19,545,028
Gain on warrant liability	(3,550,330)	(135,453)	(8,081,756)
(Increase) decrease in:
Accounts receivable and other current assets	(1,916,573)	737,997	(2,704,354)
Other assets	—	2,900	(34,709)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	4,646,244	(390,094)	8,092,089
Net cash used in operating activities	(17,349,275)	(15,468,070)	(162,858,847)

Cash flows from investing activities:
Purchase of property and equipment	(1,151,800)	(734,894)	(16,450,311)
Patent costs	(651,649)	(519,179)	(5,126,679)
Purchase of marketable securities	(110,417)	(4,400,635)	(112,976,213)
Sale of marketable securities	2,896,443	4,013,570	107,696,880
Acquisition costs	—	—	(2,377,616)
Net cash provided by (used in) investing activities	982,577	(1,641,138)	(29,233,939)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	68,769	8,089,722	196,339,495
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	68,769	8,089,722	195,954,058

Increase (decrease) in cash and cash equivalents	(16,297,929)	(9,019,486)	3,861,272

Cash and cash equivalents:
Beginning of period	20,159,201	34,597,734	—
End of period	$3,861,272	$25,578,248	$3,861,272

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities—available-for-sale	$(18,418)	$6,359	$—
Issuance of common stock and warrants in satisfaction of liabilities	$—	$175,000	$545,000
Issuance of common stock for building purchase	$750,000	$—	$750,000
Assumption of long-term debt for building purchase	$2,199,792	$—	$2,199,792
Issuance of warrants in connection with financing arrangements	$	$	$9,724,002

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2007 and 2006 and the financial information as of September 30, 2007 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K/A. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K/A. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

The fair market values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three and Nine Months Ended September 30,	2007	2006
Risk-free interest rate	4.83%	4.14%
Expected dividend yield	0%	0%
Expected lives	8.0 years	9.3 years
Expected volatility	89%	91%

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

A summary of the Company’s stock option compensation activity with respect to the nine months ended September 30, 2007 follows:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	5,571,470	$5.12
Granted	1,197,548	$2.79
Exercised	(11,639)	$2.49
Canceled or expired	(457,853)	$5.91
Outstanding at September 30, 2007	6,299,526	$4.62	5.54	$(11,531,643)

Vested at September 30, 2007 and expected to vest	6,262,580	$4.63	5.52	$(11,481,940)

Exercisable at September 30, 2007	4,452,205	$4.83	4.32	$(9,046,519)

The weighted average fair value per share of stock-based payments granted to employees during the nine months ended September 30, 2007 and September 30, 2006 was $2.26 and $6.09, respectively. During the same periods, the total intrinsic value of stock options exercised were $4,937 and $773,798, and the total fair value of stock options that vested were $2,876,554 and $3,113,321, respectively.

As of September 30, 2007, there was $3,520,157 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 1.9 years.

During the nine months ended September 30, 2007, $29,002 was received for the exercise of stock options. The Company is obligated to issue shares from the 2002 Equity Incentive Plan upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Plan.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Research and development	$497,002	$1,381,687
General and administrative	282,088	1,494,867
Total	$779,090	$2,876,554

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$644,304	$1,822,385
General and administrative	359,246	1,290,936
Total	$1,003,550	$3,113,321

The 2000 Employee Stock Purchase Plan (ESPP) provides that eligible employees may contribute, through payroll, deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors related to the Employee Stock Purchase Plan, based on estimated fair values. During the three and nine-month periods ended September 30, 2007 the total compensation expense for participants in the ESPP was $10,751 and $29,465, respectively, using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.09, expected life of six months, risk free interest rate of 4.93%, volatility of 56.92%, and no dividend yield. During the three and nine-month periods ended September 30, 2006 the total compensation expense for participants in the ESPP was $12,531 and $45,250, respectively, using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.44, expected life of six months, risk free interest rate of 4.32%, volatility of 88.15%, and no dividend yield. At September 30, 2007, 230,687 shares remain available for purchase through the plan and there were 95 employees eligible to participate in the plan, of which 31 were participants.

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

During the three and nine-month periods ended September 30, 2007 the total compensation expense for stock-based compensation was $779,090 and $3,933,926, respectively. During the three and nine-month periods ended September 30, 2006 the total compensation expense for stock-based compensation was $1,003,550 and $3,946,821, respectively.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted is expensed when the measurement date is known. The performance for services was satisfied on the grant date for stock options granted to non-employees. The total fair value of the options granted to non-employees during the nine months ended September 30, 2007 and September 30, 2006 was $312,637 and $525,126, respectively, which was expensed to research and development.

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

The fair market value of these warrants is recorded on the balance sheet at issuance and marked to market at each financial reporting period. The change in the fair value of the warrants is recorded in the Statement of Operations as a non-cash gain (loss) and is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and Nine Months Ended September 30,	2007	2006
Risk-free interest rate	3.9%-4.0%	4.5%-4.6%
Expected dividend yield	0%	0%
Expected lives	1.2-2.6 years	2.2-3.6 years
Expected volatility	57.6%-71.2%	86.8%-91.3%

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

Income Taxes.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company as of January 1, 2007, with cumulative effect, if any, of applying FIN 48 recorded as an adjustment to opening retained earnings in the year of adoption. The Company adopted FIN 48 on January 1, 2007, which did not have a material impact on the consolidated financial statements. See Note 8.

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

The Company has evaluated the financial statement impact in each of the previously filed reporting periods effected, and concluded that the changes are quantitatively material to its previously filed financial statements. The amounts previously recorded in each of the three and nine month periods ended September 30, 2006 will be adjusted to reduce equity and increase liabilities for the issued warrants, and changes in fair value will be recorded on their own line item.

The effect of the correction of this error on the statement of operations for the three month period ended September 30, 2006 is summarized as follows:

	September 30, 2006 As Previously Reported	Adjustments	September 30, 2006 As Restated

Gain on warrant liability	—	529,136	529,136
Net loss	(6,780,646)	529,136	(6,251,510)
Net loss per share (basic and diluted)	(0.13)	0.01	(0.12)

The effect of the correction of this error on the statement of operations for the nine month period ended September 30, 2006 is summarized as follows:

	September 30, 2006 As Previously Reported	Adjustments	September 30, 2006 As Restated

Gain on warrant liability	—	135,453	135,453
Net loss	(22,743,825)	135,453	(22,608,372)
Net loss per share (basic and diluted)	(0.43)	—	(0.43)

Note 3. Liquidity

The Company is in the development stage. Since its inception in 1980 through September 30, 2007, the Company has incurred losses of approximately $222 million, substantially all of which resulted from expenditures related to research and development, general and administrative expenses, non-cash write-downs in 2002 of $4,478,260 and in 2001 of $12,523,088 on short-term securities—available-for-sale that had an other than temporary impairment as defined by SEC accounting rules and a one-time charge of $19,545,028 for acquired in-process research and development reflecting the acquisition of ImmunoTherapy Corporation. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial additional financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. The Company believes it has sufficient cash to fund operations at least through the first quarter of 2008, exclusive of future receipts from billings on existing government contracts. For 2007, the Company expects expenditures for operations, net of government funding, including collaborative efforts and GMP facilities to be approximately $24 to $26 million. Expenditures for 2007 could exceed this level if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to curtail certain expenditures because a significant amount of the Company’s costs are variable.

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. Funding under this contract is expected over two years, with up to $18.0 million committed in the first year, and the remainder anticipated in the second year. During the nine months ended September 30, 2007, the Company recognized $3,567,455 in research contract revenue from this contract.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NEUGENE® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all four of these projects. The Company expects that funding under these signed contracts will be completed over the next 12 months. During the nine months ended September 30, 2007, the Company recognized $2,096,190 in research contract revenue from these contracts.

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

Three Months Ended September 30,	2007	2006
		(Restated)
Net loss	$(7,034,944)	$(6,251,510)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	53,693,693	52,964,049
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	53,693,693	52,964,049
Net loss per share - basic and diluted	$(0.13)	$(0.12)

Nine Months Ended September 30,	2007	2006
		(Restated)
Net loss	$(23,040,531)	$(22,608,372)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	53,500,250	52,546,293
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	53,500,250	52,546,293
Net loss per share - basic and diluted	$(0.43)	$(0.43)

*  Warrants and stock options to purchase 14,807,629 and 14,220,937 shares of common stock as of September 30, 2007 and 2006, respectively, were excluded from the earnings per share calculation as their effect would have been antidilutive.

Note 5. Comprehensive Income and securities available for sale

Comprehensive income (loss) includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive income (loss)” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale. At September 30, 2007 and December 31, 2006, the Company’s investments in marketable securities had gross unrealized gains of $0 and $18,418, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Net loss	$(7,034,944)	$(6,251,510)	$(23,040,531)	$(22,608,372)
Unrealized gain (loss) on marketable securities	—	2,127	(18,418)	6,359

Total comprehensive loss	$(7,034,944)	$(6,249,383)	$(23,058,949)	$(22,602,013)

Note 6. Significant Agreements

On January 8, 2007, the Company announced that it had entered into a cross-license agreement with Eleos Inc. for the development of antisense drugs targeting p53, a well-studied human protein that controls cellular response to genetic damage. Under the terms of the agreement, the Company granted Eleos Inc. an exclusive license to the Company’s NEUGENE® third-generation antisense chemistry to treat cancer with p53-related drugs. In return, Eleos Inc. granted an exclusive license to its patents to the Company for treatment of most viral diseases with drugs that target p53. The companies are sharing rights in other medical fields where targeting p53 may be therapeutically useful. Each company will make milestone payments and royalty payments to the other on development and sales of products that utilize technology licensed under the agreement. In addition, Eleos Inc. made an upfront payment of $500,000 to the Company. The Company recognized $93,750 in license fees in the nine months ended September 30, 2007; the remaining $406,250 has been classified as deferred revenue.

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

In August 2007, the Company issued 74,074 shares of the Company’s common stock with a market value of $200,000 for consulting services, which was expensed as a component of research and development.

Note 7. Other current assets

Amounts included in other current assets are as follows:

	September 30, 2007	December 31, 2006

Prepaid expenses	$569,484	$480,003
Prepaid rents	103,504	100,838
Restricted cash	279,999	155,442

Other current assets	$952,987	$736,283

Starting in April 2006, the Company was required to pledge $150,000 as collateral for company credit cards issued to certain employees. Starting in April 2007, the Company was required to pledge $125,000 as collateral for payments on long-term debt. The Company classifies these amounts as restricted cash. As of September 30, 2007, restricted cash including accrued interest was $279,999. The remaining components of other current assets include normally occurring prepaid expenses and rents.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at September 30, 2007 and at December 31, 2006, and has not recognized interest and/or penalties in the statement of operations for the nine months ended September 30, 2007.

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

Note 9. Subsequent Events

On October 15, 2007, the Company and Charley’s Fund, Inc. announced that the Company has been awarded a $2.45 million research grant from Charley’s Fund, a nonprofit organization that funds drug development and discovery initiatives specific to Duchenne muscular dystrophy (DMD). This award will support a new product development program using proprietary exon skipping technologies developed by the Company and its partner, Ercole Biotech, Inc., to overcome the effects of certain genetic errors in the dystrophin gene. The award will allow AVI to accelerate its development of new therapeutics for DMD.

On October 30, 2007, the Company obtained a loan for $4,500,000 from a lending institution with a $7,500 loan fee at a fixed interest rate of 7.2%. This loan is due on December 7, 2007 and is secured by Certificates of Deposit with this same institution.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K/A as filed with the SEC for the year ended December 31, 2006 and the “Risk Factors” contained in such report.

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

Restatement

On October 22, 2007, the Audit Committee and Board of Directors of AVI BioPharma, Inc. concluded that the Company’s previously issued financial statements for the fiscal years 2004 through 2006 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the financial statements for the periods ended March 31, 2007 and June 30, 2007 contained in its Quarterly Reports on Form 10-Q should be restated. The Company has restated such financial statements and certain financial information as contained in the Company’s Form 10-K/A and Form 10-Q/A filed on November 5, 2007. The Company has also concluded that the financial statements for the three and nine month periods ended September 30, 2006 as contained in this Form 10-Q, should be restated. Accordingly, such prior financial statements as contained in the Form 10-Q for the period ended September 30, 2006 should no longer be relied upon.

This restatement is a result of the Company’s treatment of warrants issued by the Company in December 2003, January 2004 and January and November, 2005. Previously, the Company had classified these warrants in the shareholders’ equity section of the Company’s balance sheet. Under EITF 00-19,, if a financial instrument requires settlement in registered shares, the financial instrument cannot be classified within equity, as the company’s ability to maintain an effective registration statement is outside that company’s control. The warrants issued by the Company require settlement in registered shares and accordingly should be recorded as a liability at fair value at the date of grant, and marked to market at each reporting period.

See Note 2 “Restatement of Prior Financial Information” of the Notes to the Financial Statements included in this Form 10-Q for a detailed discussion of the effect of this restatement.

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter into additional collaborative efforts. As of September 30, 2007, the Company’s accumulated deficit was $222,230,361.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $2,911,406 in the third quarter of 2007 from $13,252 in the third quarter of 2006, primarily due to increases in research contract revenues of $2,869,335 and license fees of $31,250, partially offset by decreases in grant revenues of $2,431. Revenues, from license fees, grants and research contracts, increased to $5,798,872 for the nine months ended September 30, 2007 from $97,772 for the comparable period in 2006, due to increases in research contracts revenues of $5,664,640 and license fees of $93,750, partially offset by decreases in grants revenues of $57,290.

Operating expenses increased to $11,424,992 in the third quarter of 2007 from $7,285,981 in the third quarter of 2006 and to $33,238,130 for the nine months ended September 30, 2007 from $24,308,592 for the comparable period of 2006 primarily due to increases in research and development, which increased to $9,880,480 in the third quarter of 2007 from $5,938,867 in the third quarter of 2006 and to $25,358,937 for the nine months ended September 30, 2007 from $18,624,041 in the comparable period in 2006. This research and development increase in the third quarter of 2007 was due primarily to approximately $2,130,000 expensed for government research contracts and approximately $1,870,000 for contracting costs for the production of GMP subunits, which are used by the Company to manufacture compounds for future clinical trials. In addition, professional consultant costs increased approximately $470,000. These research and development increases were partially offset by decreases in net clinical expenses of approximately $510,000. The research and development increase for the nine months ended September 30, 2007 was due primarily to approximately $4,230,000 expensed for government research contracts and approximately $2,040,000 for contracting costs for the production of GMP subunits, which are used by the Company to manufacture compounds for future clinical trials. In addition, professional consultant costs increased approximately $710,000, chemical and lab supply costs increased approximately $350,000, net clinical expenses increased approximately $190,000, and leasehold and patent amortization expenses increased approximately $90,000. These research and development increases were partially offset by decreases in employee costs of approximately $1,070,000, of which approximately $430,000 was related to the acceleration of the vesting of certain stock options in the first quarter of 2006 and decreases in SFAS 123R expenses of approximately $440,000 and salaries and bonuses of approximately $200,000.

The remaining increase in operating expenses was due to general and administrative costs increasing to $1,544,512 in the third quarter of 2007 from $1,347,114 in the third quarter of 2006 and to $7,879,193 for the nine months ended September 30, 2007 from $5,684,551 for the comparable period of 2006. This general and administrative increase in the third quarter of 2007 was due primarily to increases in salaries, bonuses, and other compensation costs of approximately $165,000, legal expenses of approximately $55,000 and accounting costs of approximately $20,000, partially offset by decreases in SFAS 123R expenses of approximately $65,000. This general and administrative increase for the nine months ended September 30, 2007 was due primarily to increases in salaries, bonuses, and other compensation costs of approximately $1,775,000, of which approximately $1,620,000 (including $562,500 in cash compensation and $1,057,372 in SFAS 123R expenses) was related to the Separation and Release Agreement with the Company’s former Chief Executive Officer, partially offset by decreases in SFAS 123R expenses of approximately $265,000.

General and administrative also includes increases in legal expenses of approximately $600,000 and accounting expenses of approximately $80,000.

Net interest income decreased to $182,320 in the third quarter of 2007 from $492,083 in the third quarter of 2006 and to $848,397 for the nine months ended September 30, 2007 from $1,466,995 for the comparable period in 2006 due to decreases in average cash, cash equivalents and short-term securities, partially offset by increases in average interest rates of the Company’s interest earning investments. Gain on warrant liability increased to $1,296,322 in the third quarter of 2007 from $529,136 in the third quarter of 2006 and to $3,550,330 for the nine months ended September 30, 2007 from $135,453 for the comparable period in 2006. The gain on warrant liability is a function of the Company’s stock price and fluctuates as the market price of the Company’s stock fluctuates.

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

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. Funding under this contract is expected over two years, with approximately $18.0 million committed in the first year, and the remainder anticipated in the second year. During the nine months ended September 30, 2007, the Company recognized $3,567,455 in research contract revenue from this contract.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NEUGENE® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all four of these projects. The Company expects that funding under these signed contracts will be received over the next 12 months. During the nine months ended September 30, 2007, the Company recognized $2,096,190 in research contract revenue from these contracts.

The Company’s cash, cash equivalents and short-term securities were $14,049,759 at September 30, 2007, compared with $33,152,132 at December 31, 2006. The decrease of $19,102,373 was due primarily to $17,349,275 used in operations and $1,803,449 used for purchases of property and equipment and patent related costs, partially offset by the receipt of $68,769 from the exercise of options and sales under the Company’s employee stock purchase plan during the nine months ended September 30, 2007.

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

The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2007, the Company expects expenditures for operations, net of government funding, including collaborative efforts and GMP facilities to be approximately $24 to $26 million. Expenditures for 2007 could exceed this level if the Company undertakes additional collaborative efforts. The Company believes it has sufficient cash to fund operations through the first quarter of 2008, exclusive of future receipts from billings on existing government contracts. The Company will need to secure additional funding to maintain operations beyond that point. If necessary, however, the Company’s management has the ability to curtail certain expenditures because a significant amount of the Company’s costs are variable.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s critical accounting policies and estimates are consistent with the disclosure in the Company’s Form 10-K/A, with the exception of FIN 48, see Note 7.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2006 Annual Report on Form 10-K/A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

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

The Company began to execute these remediative measures pertaining to the third quarter of 2007 financial statements. Additional measures may be forthcoming as the Company evaluates the effectiveness of these efforts. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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

The Company’s net cash use through the end of 2007 is expected to be approximately $5 to $6 million assuming no material change in the Company’s operations, including clinical trials and research and development activities. As of September 30, 2007, the Company has cash, cash equivalents and short-term securities of $14 million. Unless the Company is able to secure additional capital, it will need to curtail expenditures on its clinical programs, its research and development efforts and/or its plans to expand its manufacturing capacity. While such curtailments may extend the Company’s cash resources, such efforts may adversely affect the Company’s prospects to commercialize its existing products and develop its next-generation products, which could adversely affect shareholder value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3 Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits

		Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
4.2	First Amendment to Third Restated Articles of Incorporation of AntiVirals Inc.	8-K	0-22613	3.3	9/30/98
4.3	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
4.4	Bylaws of AntiVirals Inc.	SB-2	333-20513	3.2	5/29/97
10.58+	Cross License Agreement dated January 8, 2007 by and between Eleos, Inc. and AVI BioPharma, Inc.	10-Q	0-22613	10.58	05/10/07
10.59	Separation and Release Agreement dated March 27, 2007 by and between Denis R. Burger, Ph.D. and AVI BioPharma, Inc.	10-Q	0-22613	10.59	05/10/07
10.60+	Cross License and Collaboration Agreement by and between Ercole Biotech, Inc. and AVI BioPharma, Inc.	10-Q	0-22613	10.60	08/09/07
10.61	Real estate purchase agreement by and between WKL Investments Airport and AVI BioPharma, Inc.	10-Q	0-22613	10.61	08/09/07
31.1	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer, Mark M. Webber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

Date:	November 9, 2007	AVI BIOPHARMA, INC.

		By:	/s/ K. MICHAEL FORREST
K. Michael Forrest
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)