Form 10-K
period 2007-12-31
AVI BIOPHARMA INC
filed 2008-03-17
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-14895

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Capital Market on March 12, 2008) was approximately $89,141,913 as of March 12, 2008. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 12, 2008 was 64,782,094.

Documents Incorporated by Reference

The issuer has incorporated into Part III of this annual report on Form 10-K, by reference, portions of its definitive Proxy Statement for its 2008 annual meeting.

AVI BioPharma, Inc.

FORM 10-K INDEX

PART I

Item 1.  Description of Business

General Overview

AVI BioPharma, Inc. is a biopharmaceutical company developing therapeutic products principally based on third-generation NeuGene antisense technology (in this report, “we,” “our,” “us,” “AVI,” and “Company” refers to AVI BioPharma, Inc.). Our principal products in development target life-threatening diseases, including cardiovascular, infectious, and genetic diseases. Currently approved drugs or other therapies for these diseases often prove to be ineffective or produce undesirable side effects. Our pre-clinical and clinical studies indicate that our technology may lead to development of drugs that we believe offer more effective treatment options with fewer side effects than currently approved products. A patent estate including 186 patents (foreign and domestic) issued or licensed to us and 192 pending patent applications (domestic and foreign) protects our technologies. Our lead product candidate, Resten-NG®, which is targeted at cardiovascular disease, addresses a market we believe may exceed $3 billion worldwide.

Our net loss in 2007 was $27.2 million, or $0.50 per share. Total expenses were $44.1 million and revenues were $11.0 million. See Item 7 “Management’s Discussion and Analysis or Plan of Operation” and Item 8 “Financial Statements.”

We have developed third-generation antisense technology that we believe produces drugs that may be more stable, specific, efficacious, and cost effective than other gene-targeting technologies, including second-generation antisense, ribozyme, and siRNA (short interfering RNA) compounds as well as biologics such as monoclonal antibodies.   NeuGene drugs are synthetic polymers that block the function of selected genetic sequences involved in disease processes. Targeting specific genetic sequences could provide for greater selectivity than that available through conventional drugs for the range of disease we are researching. NeuGene drugs are distinguished by a novel chemistry that replaces the modified backbones of competing technologies with a synthetic backbone designed to improve pharmaceutical parameters. Four NeuGenes have been the subject of nineteen clinical trials; 405 subjects received a NeuGene drug.  In each study, the drug was well-tolerated, and no definite drug related serious adverse events were reported.

We believe that our NeuGene chemistry can also be used in a way that is novel from conventional antisense approaches to target splice-joining sites in the pre-RNA. This forces the cellular machinery to skip over targeted exons and creates an altered mRNA template. The process, which we call ESPRIT, for Exon Skipping Pre-RNA Interference Technology, allows the production of altered proteins. We believe that when the skipped exon contains a disease-causing mutation, for example, the resulting altered protein may have its function restored, or partially restored. This approach may be used to overcome the devastating consequences of certain disease-causing mutations.

We have completed pre-clinical and some clinical studies using our NeuGene drugs in the treatment of cardiovascular disease, infectious disease, cancer, polycystic kidney disease (PKD), in regulating drug metabolism via the P450 cytochrome system. We filed our first antisense Investigational New Drug application (IND) with the FDA for Resten-NG for cardiovascular restenosis in 1999 and have completed a Phase I and a Phase II clinical trial with this product. We have completed four Phase I trials in our drug metabolism program and two Phase Ib trials in our cancer and polycystic kidney disease programs. We filed an IND and conducted a Phase Ib trial in 2003 for our NeuGene antisense drug for West Nile virus infection. We filed an IND and conducted an exploratory clinical trial (Phase I/Ib) for Hepatitis C virus (HCV) infection. We are currently conducting a Phase Ib/II clinical trial for coronary artery bypass grafting in eastern Europe.  We are also conducting a proof of concept study in boys with Duchenne Muscular Dystrophy (DMD) in the U.K., in collaboration with the MDEX consortium.  In addition, we are in preclinical development for antivirals for Ebola Zaire, Marburg Musoke, Dengue virus, and for influenza A, including H5N1 avian influenza.

This annual report includes our trademarks and registered trademarks, including NeuGene®, Avicine®, Resten-NG®, Resten-CP™, and Oncomyc-NG™. Each other trademark, trade name or service mark appearing in this annual report belongs to its holder.

Clinical Development Program

Our therapeutic products are primarily based on NeuGene antisense technology focused on applications in cardiovascular disease, infectious diseases, and genetic diseases. We currently have products at various stages of clinical development as summarized below. We will not have marketable products unless and until our drug candidates complete all required clinical trials and receive FDA approval in the United States or approval by regulatory agencies outside of the United States.

Product Candidate	Type	Pre-Clinical	Phase I/Ib	Phase II	Phase III
Cardiovascular Disease
Restenosis: Resten-NG	NeuGene Drug	Completed	Completed	Completed
Restenosis: Resten-MP microparticles	NeuGene Drug	Completed	Completed	Completed (Cook Group)
CABG: AVI-5126	NeuGene Drug	Completed	In-progress
Infectious Disease (Viral targets)
Hepatitis C: AVI-4065	NeuGene Drug	Completed	Completed
West Nile: AVI-4020	NeuGene Drug	Completed	Completed
Influenza A/Avian: AVI-6001	NeuGene Drug	In-progress
SARS: AVI-4179	NeuGene Drug	Completed
Ebola Zaire	NeuGene Drug	In-progress
Marburg Musoke	NeuGene Drug	In-progress
Junin Virus	NeuGene Drug	In-progress
Cancer
Cancer: Oncomyc-NG™: AVI-4126	NeuGene Drug	Completed	Completed
Drug Metabolism
Cytochrome P450: AVI-4557	NeuGene Drug	Completed	Completed
Genetic Diseases
PKD: AVI-4126	NeuGene Drug	Completed	Completed
DMD: (Intramuscular-local) AVI-4658	NeuGene Drug	Completed	In-progress
DMD: (Intravenous-systemic) AVI-4658	NeuGene Drug	Completed

*In this table, “In-progress” refers to studies or trials that have actively begun recruitment after receipt of all regulatory approvals but are not yet complete in terms of recruitment or analyses; and “Completed” refers to studies in which all clinical trial or study activities have ended, the data have substantially been collected and validated, and a full study report is either in progress or complete.

Costs for a clinical trial typically range between $300,000 and $1,500,000 for a Phase I trial, between $600,000 and $4 million for a Phase II trial and could range between $5 million and $50 million for a Phase III trial. Because the scope, timing and issues encountered in each trial vary, we cannot predict the exact costs associated with a particular trial in advance. For the same reasons, we cannot predict the nature, timing, costs and numbers of subsequent clinical studies or trials for a product, or how a product will proceed toward and through Phase III or pivotal clinical trials prior to regulatory license approval. Moreover, we cannot predict whether a product will be successfully commercialized, even if regulatory approval is obtained.

Cardiovascular Disease Program. Resten-NG is a NeuGene antisense drug for treating cardiovascular restenosis, i.e., the re-narrowing of a coronary artery following angioplasty. Resten-NG targets a key regulatory gene involved in the disease process. We believe that by blocking the action of this gene, vessel wall re-narrowing will be reduced or eliminated.  At the October 2006 Transcatheter Cardiovascular Therapeutics conference, our licensee and development partner, Cook Group Incorporated (“Cook”) announced interim Phase II clinical trial data treating cardiovascular restenosis by delivering Resten-NG systemically using our proprietary microparticle delivery technology, possibly lessening the need for, or as an adjunct to, drug eluting stents. We initiated this Phase II clinical trial at three clinical centers in Germany in 2005, and, as part of our license agreement, Cook took responsibility for completion of the study and communication of results, which occurred in July, 2007. Cook has indicated to us that it is planning additional clinical studies with products based on our Resten-NG platform.

Resten-CP is a NeuGene antisense drug for treating coronary artery bypass grafting, i.e., the narrowing and failure of saphenous vein grafts placed around occluded coronary arteries.  We believe that the molecular mechanism of vein graft failure is believed to be closely related to the restenosis process and involves the activation of the same regulatory gene. Resten-CP targets that gene in the vessel wall in a thirty minute ex-vivo treatment before the vein is engrafted.  To enhance delivery of our drug to the target in the vessel wall in the short period of time available prior to bypass surgery, a delivery peptide, called CytoPorter, which enhances drug uptake has been attached to the NeuGene drug.

Resten-CP has entered a human clinical trial in eastern Europe with intended expansion into the European Union. If this clinical study goes to completion, we believe that it will be considered a pivotal study that would enroll 600 patients who undergo Coronary Artery Bypass Graft (CABG) surgery. The study design is a randomized, double blind, placebo controlled trial incorporating Phase Ib through Phase III components. The Phase Ib stage of the trial is underway and we believe a decision on continuation into the pivotal stages (Phase II/III) of the study will probably be made after evaluation of the first 77 enrolled patients. An additional pivotal study in the United States would need to be initiated for market approval of Resten-CP in this country.

Infectious Disease Program. Our infectious disease program is currently focusing on single-stranded RNA viruses using our proprietary NeuGene antisense compounds to target West Nile virus, hepatitis C virus, influenza A virus, dengue virus, the SARS coronavirus, and Ebola Zaire virus, Marburg Musoke virus, and Junin virus, as well as many of the items included on the Department of Homeland Security’s list of bioterrorism agents, including anthrax and ricin. In June 2003, we filed an IND with the FDA for our West Nile NeuGene drug candidate, AVI-4020. Our NeuGene drug candidate AVI-4179, designed to combat the SARS coronavirus, has been evaluated at an independent laboratory and found to be efficacious in pre-clinical studies. Due to unpredictable future demand for drugs targeting West Nile virus and the SARS coronavirus, our future efforts toward development and commercialization in viral diseases will focus on government programs in bioterrorism, like Ebola Zaire and Marburg Musoke, as well as avian influenza, H5N1.

Genetic Disease Program. We are conducting an exploratory human clinical trial in boys with Duchenne Muscular Dystrophy (DMD) in conjunction with the MDEX consortium in the United Kingdom. Boys with DMD have a mutation in the genetic information that codes for the production of a critical muscle protein that is localized to the cell membrane (dystrophin). The absence of dystrophin in muscle cells leads to an abnormally permeable cell ultimately causing its death and replacement by scar tissue.  Our NeuGene antisense drug, AVI-4658, targets the most frequent site of this mutation and forces the genetic machinery to skip over the mutation when processing the genetic instructions, thereby, allowing for production of a new, albeit truncated, dystrophin protein. We believe that this could result in the production of the missing dystrophin protein, which might restore or prevent deterioration of muscle function. This is the first clinical application of our Exon Skipping Pre-RNA Interference Technology (ESPRIT) and entails administration of the drug directly into an affected muscle in DMD boys.   We are currently pursuing opportunities to conduct a systemic clinical study with this product with a number of regulatory agencies.

Business Strategy

        Our strategy is to:

•      focus on near-term opportunities in the cardiovascular disease, infectious diseases and genetic disease areas;

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

Collaborative Agreements

We believe that our NeuGene technology is broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To exploit this core technology as fully as possible, we plan to enter into collaborative development agreements with pharmaceutical and biotechnology companies for specific molecular targets for our NeuGene antisense technology. We also plan to pursue opportunities to access intellectual property rights through license agreements or other arrangements that complement our portfolio of patents and patent applications.

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

We plan to market the initial products for which we obtain regulatory approval through co-development and marketing arrangements with strategic partners or other licensing arrangements with larger pharmaceutical companies. Implementation of this strategy will depend on many factors, including the market potential of any products we develop and our financial resources. We do not expect to establish a direct sales capability for therapeutic compounds for at least the next several years, if at all. The timing of our entry into marketing arrangements or other licensing arrangements will depend on successful product development and regulatory approval within the regulatory framework established by the Federal Food, Drug and Cosmetics Act and/or similar regulatory regimes outside the United States. Although the implementation of initial aspects of our marketing strategy may be undertaken before this process is completed, the development and approval process typically is not completed in less than three to five years after the filing of an IND application, and our marketing strategy, therefore, may not be implemented for several years.

Chiron Agreement

In January 2006, we entered into an agreement with Chiron Corporation that granted us a nonexclusive license to Chiron’s patents and patent applications for research, development, and commercialization of antisense therapeutics against hepatitis C virus (HCV).  Chiron scientists were the first to clone HCV and Chiron has been granted more than 100 HCV—related patents.

The license agreement with Chiron further strengthened our patent position on our HCV antisense product candidates, which are already covered by issued U.S. patent claims.  In conjunction with the license agreement, AVI issued Chiron shares of AVI common stock as an initial license fee payment.

Cook Group Agreement

In March 2006, we entered into agreements with Cook Group Incorporated (“Cook”) for the development and commercialization of products for vascular diseases. Cook is the world’s largest privately-held manufacturer of medical devices and is a leading designer, manufacturer and global distributor of minimally invasive medical device technology for diagnostic and therapeutic procedures. Pursuant to our agreements, Cook licensed NeuGene antisense technology for down—regulating c—myc gene expression in the field of cardiovascular disease. Cook has taken over the clinical development of device—related programs for cardiovascular restenosis, including our Resten—NG drug—eluting stent (DES) program, Resten—MP microparticle delivery program, and a program for catheter delivery of Resten—NG.

We expect Cook to fully fund the development, clinical and regulatory costs of licensed programs in the U.S. and Europe leading to commercialization. This funding is expected to result in expenditures by Cook that could reach $100 million. The license and development agreement provides for payment to AVI of a double—digit percentage royalty on worldwide product sales by Cook and a commercialization milestone. Cook also purchased 692,003 shares of AVI common stock for $5 million under a stock purchase agreement. Cook has taken over AVI’s facilities and personnel in Colorado that were dedicated to the programs now licensed by Cook. Finally, we also entered into a supply agreement to sell Cook c-myc drugs required to support development, clinical studies, and commercialization of the licensed products.

Ercole Agreement

In December 2006, we entered into a cross—license and collaboration agreement with Ercole Biotech, Inc. (“Ercole”) to identify and develop drugs that direct the splicing of messenger RNA (mRNA) to treat a variety of genetic and acquired diseases. Under the terms of the agreement, each company granted the other rights under our respective patents for RNA splice—altering technologies.

AVI and Ercole have each selected a set of specific gene targets and are taking the lead in investigating the potential therapeutic effects of shifting splicing of those genes. The license terms also include an exclusive license to Ercole of AVI’s NeuGene antisense chemistry for the specific targets selected by Ercole. In connection with the December 2006 cross - license and collaboration agreement, AVI issued Ercole shares of AVI common stock, and Ercole issued AVI shares of Ercole Series A - 2 Preferred Stock.

In May 2007, we entered into a cross-license and collaboration agreement with Ercole to develop drugs that may prove effective in treating the genetic diseases Duchenne muscular dystrophy and beta thalassemia, and a stock purchase agreement in connection therewith. Under the terms of the stock purchase agreement, Ercole issued AVI shares of Ercole Series A - 2 Preferred Stock, and AVI issued to Ercole shares of AVI’s common stock.

On March 13, 2008 AVI announced the execution of a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Ercole Biotech, Inc. (“Ercole”) will become a wholly-owned subsidiary of AVI. Under the terms of the Merger Agreement, subject to adjustment as provided in the Merger Agreement and described below, AVI will issue up to $7.5 million of AVI common stock, valued at $1.3161 per share, in exchange for all outstanding shares of Ercole stock not already owned by AVI.  In addition, AVI will assume up to $1.5 million in liabilities of Ercole, to be paid by AVI through a combination of cash and AVI common stock.  Liabilities in excess of $1.5 million will be deducted from the $7.5 million in common stock.  Certain warrants to purchase shares of Ercole’s common stock will be exchanged for warrants exercisable for shares of AVI’s common stock.  Subject to the satisfaction of customary closing conditions, including approval of Ercole’s stockholders, the transaction is expected to close by March 21, 2008.

In addition, in anticipation of the closing of the merger, on March 12, 2008, the Company loaned Ercole approximately $900,000 to be used by Ercole to repay its debt obligation to Isis Pharmaceuticals, Inc.   In exchange, Ercole issued a convertible promissory note to the Company.  In the event the merger closes, this debt will be forgiven.  If the merger does not close, Ercole will either repay the amounts owing or the Company may convert such amounts into shares of Ercole Class A Voting Common Stock.

Eleos Agreement

In January 2007, we announced that we had entered into a cross-license agreement with Eleos Inc. (“Eleos”) for the development of antisense drugs targeting p53, a well-studied human protein that controls cellular response to genetic damage. Under the terms of the agreement, AVI granted Eleos an exclusive license to AVI’s NeuGene® third-generation antisense chemistry to treat cancer with p53-related drugs. In return, Eleos granted an exclusive license to its patents to AVI for treatment of most viral diseases with drugs that target p53. The companies are sharing rights in other medical fields where targeting p53 may be therapeutically useful. Each company will make milestone payments and royalty payments to the other on development and sales of products that utilize technology licensed under the agreement. In addition, Eleos Inc. made an upfront payment of $500,000 to AVI.

Charley’s Fund Agreement

In October 2007, AVI and Charley’s Fund, Inc., a nonprofit organization that funds drug development and discovery initiatives specific to Duchenne muscular dystrophy (DMD), announced that AVI had been awarded a $2.45 million research grant from Charley’s Fund. This award will support a new product development program using proprietary exon skipping technologies developed by AVI and its partner, Ercole Biotech, Inc., to overcome the effects of certain genetic errors in the dystrophin gene. The award will allow AVI to accelerate its development of new therapeutics for DMD.

Manufacturing

We believe we have developed proprietary manufacturing techniques that will allow large-scale synthesis and purification of NeuGenes. Because our NeuGene compounds are based upon a well established backbone chemistry, we believe that NeuGene synthesis will be more cost-effective than competing technologies. We have established a Good Manufacturing Practices, or GMP, manufacturing facility at our Corvallis, Oregon site. We believe that our GMP facility should provide sufficient manufacturing capacity to continue to meet our early stage clinical trial requirements for the foreseeable future and allow us to produce products incorporating our technology. Our GMP facility is subject to FDA inspection and regulation.

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

In March 2007, we purchased an additional facility in Corvallis, Oregon. This could provide the Company with future expansion space for the manufacture of potential products and components.

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

Patents and Proprietary Rights

We have developed or acquired a comprehensive body of intellectual property rights. The proprietary nature of, and protection for, our product candidates, processes and know-how are important to our business. We plan to prosecute and aggressively defend our patents and proprietary technology. Our policy is to patent the technology, inventions, and improvements that we believe are important to the development of our business and are patentable. We also depend upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position.

A patent estate including 186 patents (domestic and foreign) issued or licensed to us, and 192 pending patent applications (domestic and foreign) protects our technologies.  We intend to protect our proprietary technology with additional filings as appropriate. Some of our patents on core technologies expire as early as 2008, including that for NeuGenes. Based on patented improvements and additional support to such core patents, however, we believe our patent protection for those products and other products will extend beyond 2020.

We have licensed certain technology from the United States Public Health Service (and others) to supplement and support certain of our core technology. We have certain obligations and minimum royalties under those agreements, which costs are not deemed material to our business.

There can be no assurance that any patents we apply for will be granted or that our patents will be valid or sufficiently broad to protect our technology or provide a significant competitive advantage. Additionally, we cannot provide assurance that our patents or proprietary technology will not infringe third-party patents.

Drug Approval Process and Other Government Regulation

The system of reviewing and approving drugs in the United States is considered to be among the most rigorous in the world. Costs to bring a single product from research through market approval and commercialization range from $800 million (Pharmaceutical Research and Manufacturers Association) to $1.7 billion in 2000 through 2002 (FDA), with the timing to do so typically ranging between 10 and 15 years. The Pharmaceutical Research and Manufacturers Association estimates that of every 5,000 medicines tested, on average, only five are tested in clinical trials, and only 1 of those is approved for human use.

Drug Discovery

In the initial stages of drug discovery, before a compound reaches the laboratory, tens of thousands of potential compounds are randomly screened for activity against an assay assumed to be predictive for particular disease targets. This drug discovery process can take several years. Once a company locates a screening lead, or starting point for drug development, isolation and structural determination may begin. The development process results in numerous chemical modifications to the screening lead in an attempt to improve its drug properties. After a compound emerges from the above process, the next steps are to conduct further preliminary studies on the mechanism of action, further in vitro (test tube) screening against particular disease targets and, finally, limited in vivo (animal) screening. If the compound passes these barriers, the toxic effects of the compound are analyzed by performing preliminary exploratory animal toxicology. If the results are positive, the compound emerges from the basic research mode and moves into the pre-clinical phase.

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

Research and Development

We expensed $34,760,402, $25,345,588 and $17,117,750 on research and development activities during the years ended December 31, 2007, 2006 and 2005, respectively. Research and development (R&D) expenses include related salaries, contractor fees, materials, utilities and allocations of corporate costs. R&D expenses consist of independent R&D costs and costs associated with collaborative development arrangements. In addition, the Company funded R&D at other companies and research institutions under agreements. Research and development costs are expensed as incurred.

Employees

As of December 31, 2007, we had 125 employees, 20 of whom hold advanced degrees. One hundred-eight employees are engaged directly in research and development activities, and seventeen are in administration. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

If necessary, potential sources of additional funding could include strategic relationships, public or private sales of shares of our stock, or debt, or other arrangements. We may not be able to obtain additional funding when we need it on terms that will be acceptable to us or at all. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing shareholders will be diluted. If we are unable to obtain financing when needed, our business and future prospects would be materially adversely affected

Our products are in an early stage of research and development and may not be determined to be safe or effective.

We are only in the early stages of research and clinical development with respect to our NeuGene antisense pharmaceutical products. We have devoted almost all of our resources to research and development of our technology and products, protecting our proprietary rights and establishing strategic alliances. Our potential products are in the pre-clinical or clinical stages of research and development and will require significant further research, development, clinical testing and regulatory clearances. We have no products available for sale and we do not expect to have any products available for sale for several years. Our products could be found to be ineffective or toxic, or could fail to receive necessary regulatory clearances. We have not received any significant revenues from the sale of products and we may not successfully develop marketable products that will increase sales and, given adequate margins, make us profitable. Third parties may develop superior or equivalent, but less expensive, products.

We have incurred net losses since our inception and we may not achieve or sustain profitability.

We incurred a net loss of $28.7 million in 2006 and $27.2 million in 2007. As of December 31, 2007, our accumulated deficit was $226.4 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from selling, general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable. .

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

Our success will depend to a large extent on the abilities and continued service of several key employees, including Drs. Patrick Iversen and Dwight Weller. We maintain key man life insurance in the amount of $500,000 for each of Drs. Iversen and Weller. The loss of any of these key employees could significantly delay the achievement of our goals. Competition for qualified personnel in our industry is intense, and our success will depend on our ability to attract and retain highly skilled personnel. To date, we have been successful in attracting and retaining key personnel. We are not aware of any key personnel who plan to retire or otherwise leave the Company in the near future.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly, and our failure to do so will harm our ability to compete and the results of our operations.

Our success will depend on our existing patents and licenses and our ability to obtain additional patents in the future. A patent estate including 186 patents (domestic and foreign) issued or licensed to us, and 192 pending patent applications (domestic and foreign) protects our technologies.  We license the composition, manufacturing and use of Avicine in all fields, except fertility regulation, from The Ohio State University. We license patents from other parties for certain complementary technologies.

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

Our success will also depend partly on our ability to operate without infringing upon the proprietary rights of others as well as our ability to prevent others from infringing on our proprietary rights. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. We have not received any communications or other indications from owners of related patents or others that such persons believe our products or technology may infringe their patents. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license.

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

We use hazardous substances in our research activities

We use organic and inorganic solvents and reagents in our clinical development that are customarily used in pharmaceutical development and synthesis. Some of these chemicals, such as methylene chloride, isopropyl alcohol, ethyl acetate and acetane, may be classified as hazardous substances, are flammable and, if exposed to human skin, can cause anything from irritation to severe burns. We receive, store, use and dispose of such chemicals in compliance with all applicable laws with containment storage facilities and contained handling and disposal safeguards and procedures. We are routinely inspected by federal, state and local governmental and public safety agencies regarding our storage, use and disposal of such chemicals, including the federal Occupational, Safety and Health Agency (“OSHA”), the Oregon Department of Environmental Quality (“DEQ”) and local fire departments, without any material noncompliance issues in such inspections to date. Further, our usage of such chemicals is limited and falls below the reporting thresholds under federal law. Based on our limited use of such chemicals, the nature of such chemicals and the safeguards undertaken by the Company for storage, use and disposal, we believe we do not have any material exposure for toxic tort liability. Further, the cost of such compliance is not a material cost in our operating budget. While we do not have toxic tort liability insurance at this time, we believe our current insurance coverage is adequate to cover most liabilities that may arise from our use of such substances. If we are wrong in any of our beliefs, we could incur a liability in certain circumstances that would be material to our finances and the value of an investment in our securities.

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

We have outstanding 64,449,094 shares of common stock as of December 31, 2007 and all are eligible for sale under Rule 144 or are otherwise freely tradeable. In addition:

•

Our employees and others hold options to buy a total of 6,304,453 shares of common stock of which 4,497,526 shares were exercisable at December 31, 2007. The options outstanding have exercise prices between $1.76 and $7.35 per share. The shares of common stock to be issued upon exercise of these options, have been registered, and, therefore, may be freely sold when issued;

•

There are outstanding warrants to buy 13,856,411 shares of common stock at December 31, 2007 with exercise prices ranging from $.0003 to $35.63 per share. All of these shares of common stock are registered for resale and may be freely sold when issued;

•

We may issue options to purchase up to an additional 1,834,535 shares of common stock at December 31, 2007 under our stock option plans, which also will be fully saleable when issued except to the extent limited under Rule 144 for resales by our officers and directors;

•	We are authorized to sell up to 208,585 shares of common stock under our Employee Stock Purchase Plan to our full-time employees, nearly all of whom are eligible to participate; and

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

Item 1B. Unresolved SEC Comments

None.

Item 2.  Description of Property

We occupy 53,000 square feet of leased laboratory and office space at 4575 S.W. Research Way, Suite 200, Corvallis, Oregon 97333. This lease expires in December 2020. Our executive office is located in 4,400 square feet of leased space at One S.W. Columbia, Suite 1105, Portland, Oregon 97258. This lease expires July 2009. In March 2007, we purchased an additional facility, totaling 34,000 square feet, in Corvallis, Oregon which could provide the Company with future expansion space for the manufacture of potential products and components. We believe that our facilities are suitable and adequate for our present operational requirements for the foreseeable future.

Item 3. Legal Proceedings

As of March 16, 2007, there were no material, pending legal proceedings to which we are a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our Common Stock is quoted on the Nasdaq Capital Market (“Nasdaq”) under the symbol “AVII.”  The following table sets forth the high and low closing sales prices as reported by Nasdaq for each quarterly period in the two most recent fiscal years and quarter-to-date for the next fiscal year:

	High	Low
2006
Quarter 1	$8.65	$3.39
Quarter 2	7.55	3.71
Quarter 3	4.28	2.58
Quarter 4	4.82	3.18

2007
Quarter 1	$3.20	$2.36
Quarter 2	3.15	2.64
Quarter 3	3.06	2.49
Quarter 4	3.07	1.31

2008
Quarter 1 to March 12, 2008	$1.51	$1.07

The closing price of our common stock on the Nasdaq stock market on March 12, 2008 was $1.39 per share. The number of shareholders of record and approximate number of beneficial holders on March 10, 2007 was 590 and 11,036 respectively. There were no cash dividends declared or paid in fiscal years 2007 or 2006. We do not anticipate declaring such dividends in the foreseeable future.

During 2007, we issued 39,559 shares of common stock to employees at approximately $2.27 per share for an aggregate of $89,740, under our Employee Stock Purchase Plan. During 2006, we issued 41,663 shares of common stock to employees at approximately $2.95 per share for an aggregate of $123,005, under our Employee Stock Purchase Plan.

During 2007, we granted 1,263,548 stock options to purchase shares of common stock at approximately $2.80 per share, under our 2002 Equity Incentive Plan. During 2006, we granted 1,172,700 stock options to purchase shares of common stock at approximately $7.13 per share, under our 2002 Equity Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,824,328	$4.75	2,043,120
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	4,824,328	$4.75	2,043,120

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

Comparison of Five-Year Cumulative Total Shareholder Return-December 2002 through December 2007:

Performance Graph

The following graph compares the performance of the Company’s Common Stock for the periods indicated with the performance of the NASDAQ Composite Index and the Amex Biotech Index. This graph assumes an investment of $100 on December 31, 2002 in each of the Company’s common stock, the NASDAQ Composite Index and the Amex Biotech Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	AVII	NASDAQ Composite Index	Amex Biotech Index

End of Fiscal 2002	$100.0	$100.0	$100.0
End of Fiscal 2003	$81.4	$150.0	$144.9
End of Fiscal 2004	$47.0	$162.9	$160.9
End of Fiscal 2005	$69.0	$165.1	$201.3
End of Fiscal 2006	$63.6	$180.9	$223.0
End of Fiscal 2007	$28.2	$198.6	$232.5

Item 6. Selected Financial Data

The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8. “Financial Statements.”

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003

Operations data:
Revenues	$10,985,191	$115,291	$4,783,760	$430,461	$969,866
Research and development	34,760,402	25,345,588	17,117,750	20,738,725	15,284,396
General and administrative	9,332,365	7,752,752	5,182,369	4,735,731	4,558,948
Interest income, net	983,976	1,910,037	840,495	266,301	491,098
Gain (loss) on warrant liability	4,955,875	2,385,502	(1,530,021)	2,840,851	835,094
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	3,765,752
Write-down of short-term securities— available-for-sale	—	—	—	—	—
Net loss	(27,167,725)	(28,687,510)	(18,205,885)	(21,936,843)	(13,781,534)

Net loss per share - basic and diluted	(0.50)	(0.54)	(0.41)	(0.61)	(0.46)

Balance sheet data:
Cash and investments	$25,074,413	$33,152,132	$47,051,082	$19,515,316	$37,599,136
Working capital	18,959,122	25,596,492	38,327,343	17,948,793	34,639,526
Total assets	38,637,930	40,862,746	56,407,982	28,518,631	47,145,023
Shareholders’ equity	26,381,748	32,519,325	46,081,931	24,456,708	39,685,852

Item 7.  Management’s Discussion and Analysis or Plan of Operation

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources and, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter additional collaborative efforts. As of December 31, 2007, our accumulated deficit was $226,357,555.

Results of Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006.

Revenues, from license fees, grants and research contracts, increased from $115,291 in 2006 to $10,985,191 in 2007, due to increases in research contracts revenues of $10,795,943 and license fees of $125,000, partially offset by decreases in grants revenues of $51,043. Revenues for 2007 were primarily due to the recognition of $10,710,330 in research contract revenue from government funding for work performed on viral disease research projects.

Operating expenses increased from $33,098,340 in 2006 to $44,092,767 in 2007 due to increases in research and development, which increased from $25,345,588 in 2006 to $34,760,402 in 2007, and increases in general and administrative costs, which increased from $7,752,752 in 2006 to $9,332,365 in 2007. This research and development increase for 2007 was due primarily to approximately $4,500,000 expensed for government research contracts and approximately $3,900,000 for contracting costs for the production of GMP subunits, which are used by the Company to manufacture compounds for future clinical trials. In addition, professional consultant costs increased approximately $730,000, government contract related equipment expenses of approximately $735,000, chemical and lab supply costs increased approximately $655,000, and patent amortization expenses increased approximately $100,000. These research and development increases were partially offset by decreases in employee costs of approximately $1,200,000, of which approximately $430,000 was related to the acceleration of the vesting of certain stock options in the first quarter of 2006 and decreases in SFAS 123R expenses of approximately $530,000 and salary and bonuses of approximately $180,000. The general and administrative increase for 2007 was due primarily to increases in compensation costs of approximately $850,000, of which approximately $1,620,000 (including $562,500 in cash compensation and $1,057,372 in SFAS 123R expenses) was related to the Separation and Release Agreement with the Company’s former Chief Executive Officer and $100,000 in non-employee compensation, partially offset by decreases in SFAS 123R expenses of approximately $320,000 and salary and bonuses of approximately $550,000. General and administrative also includes increases in legal expenses of approximately $650,000 and accounting expenses of approximately $185,000, partially offset by decreases in advertising costs of approximately $80,000.

Net interest income decreased from $1,910,037 in 2006 to $983,976 in 2007 due to decreases in average cash, cash equivalents and short-term securities, partially offset by increases in average interest rates of the Company’s interest earning investments. Gain on warrant liability increased from $2,385,502 in 2006 to $4,955,875 in 2007. The gain (loss) on warrant liability is a function of the Company’s stock price and fluctuates as the market price of the Company’s stock fluctuates.

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

Operating expenses increased from $22,300,119 in 2005 to $33,098,340 in 2006 due to increases in research and development, which increased from $17,117,750 in 2005 to $25,345,588 in 2006, and increases in general and administrative costs, which increased from $5,182,369 in 2005 to $7,752,752 in 2006. This research and development increase for 2006 was due primarily to increases in employee costs of approximately $3,100,000, of which approximately $2,400,000 was recognized in accordance with SFAS 123R and approximately $430,000 related to the acceleration of the vesting of certain stock options. See Note 2 to Notes to Financial Statements included with this report on Form 10-K. Also, approximately $2,200,000 of this increase in 2006 was due to increases in clinical expenses from the expansion of clinical programs in hepatitis C and coronary artery bypass grafting. Additionally, approximately $1,700,000 of this increase in 2006 was due to contracting costs for the production of GMP subunits, which are used by the Company to manufacture compounds for future clinical trials. The increase in 2006 for research and development included $675,000 in AVI common stock issued to Ercole Biotech, Inc. under the terms of a stock purchase agreement and $500,000 in AVI common stock issued to Chiron Corporation as the first milestone payment due under a license agreement granting AVI a nonexclusive license to Chiron’s patents and patent applications for the research, development, and commercialization of antisense therapeutics against hepatitis C virus. See Note 5 to Notes to Financial Statements included with this report on Form 10-K. The general and administrative increase for 2006 was due primarily to increases in employee costs of approximately $2,400,000, of which approximately $1,600,000 was recognized in accordance with SFAS 123R and approximately $400,000 related to the acceleration of the vesting of certain stock options.

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

Research and Development Expenses

Historically, the Company has maintained a focus internally upon the development of its core platform antisense technology known as Phosphorodiamidate Morpholino Oligomers (PMOs), also known under the registered trademark of NEUGENES. All internal research and development projects have been performed with the goal of defining the uses, breadth of applicability, limitations, and possible modifications surrounding PMOs. Thus, even specific projects had overarching or common impact upon expanding the Company’s knowledge base surrounding this technology. Accordingly, essentially all of the Company’s research and development resources have been dedicated to this goal.  External research projects may tend to be more focused on given disease areas, but also generate results that have a breadth of applicability across the platform.  These external research projects are generally performed at low, or no cost to the Company. Thus, the totals shown for research and development in the Statements of Operations for 2006 and 2005 reflect the amounts of the Company’s resources being used toward the above stated goal.

In 2007 the Company began allocating costs on a more program-oriented basis. Our research and development costs allocated by program for the year ended December 31, 2007 were as follows:

2007
Program areas:
Infectious diseases	$8,871,127
Cardiovascular diseases	2,212,434
Genetic diseases	1,854,081
Total programs	12,937,641
Discovery research	21,822,761
Total research and development expense	$34,760,402

Direct research and development costs associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs, as well as other direct research. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses including rent, restructuring, stock based compensation, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. Due to the number of projects and our ability to utilize resources across several programs, our discovery research costs are not assigned to specific programs.

While we believe our programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Thus, we believe that the nature, timing, and estimated costs of the efforts necessary to complete the projects and the anticipated completion dates, are not estimable due to many factors, including the following:

•                  Delivery strategies and potency enhancements of the Company’s compounds are still being developed and explored;

•                  Variability among different disease categories result in successful delivery strategies or potency enhancements not necessarily being applicable across different disease categories;

•                  Costs of clinical trials, like costs of all forms of medical care, are rapidly changing;

•                  Variability among different disease categories in terms of dosages, duration of treatment, method of administration, etc. exist;

•                  Rules surrounding filings and conduct of clinical trials are changing;

•                  Confidentiality surrounding commercialization is heightening; and

•                  Clinical endpoints are in a constant state of flux.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of common stock and other forms of equity totaling $215,015,674, from grants and contract research funding of $20,966,010 from various sources, and $1,480,432 from shared development funding on Avicine with SuperGen. We expect to continue to incur losses as we continue and expand our research and development activities and related regulatory work and increase our collaborative efforts. For 2008, we expect our expenditures for operations, net of government funding, including our collaborative efforts, and our GMP facilities to be approximately $19 to $22 million. This cost could increase if we undertake additional collaborative efforts. However, if need be in 2008, we believe we can reduce our expenditures because a significant amount of our costs are variable. Those estimated expenditures include amounts necessary to fulfill our obligations under our various collaborative, research and licensing agreements during 2008.

Because of the cost (up to $1.7 billion) and timeframe (up to 15 years) generally associated with developing a potential drug or pharmaceutical product to the point of FDA approval for human use, our business strategy is to develop our products up to Phase II human clinical trials and then look for third parties to fund further development of the product and to market the product through strategic partnerships, license agreements or other relationships. We also look for collaborative and other efforts, such as our relationship with Cook, to utilize other technology to increase the potential variety and reduce the cost of identifying products. We believe that this strategy will reduce the potential costs we would otherwise incur in developing a product and bringing it to market. Our expected costs under our various contracts and for various drug development products can be estimated for the next year or two, but not much beyond that due to the uncertainty of clinical trial results, research results and the timing of securing one or more partners to develop and market a potential drug.

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

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). In February 2008, the contract was extended into the first five months of 2009. The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. During the year ended December 31, 2007, the Company recognized $8,018,389 in research contract revenue from this contract. Funding of $24.5 million has been committed through 2008, with the reminder of the contract anticipated in 2009.

In January 2006, the Company announced that the final version of the 2006 Defense Appropriations Act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, we anticipate that we will receive up to $9.8 million under this allocation. The Company’s NEUGENE® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all four of these projects. The Company expects that funding under these signed contracts will be received over the next 12 months. During the year ended December 31, 2007, the Company recognized $2,691,941 in research contract revenue from these contracts.

Our cash, cash equivalents and short-term securities were $25,074,413 at December 31, 2007, compared with $33,152,132 at December 31, 2006. The decrease of $8,077,719 was due primarily to $24,677,155 used in operations and $2,127,094 used for purchases of property and equipment and patent related costs, offset by the receipt of $18,626,206 in net proceeds from a private equity financing with several institutional investors completed in December 2007 and $118,742 from the exercise of options and sales under the Company’s employee stock purchase plan during the year ended December 31, 2007. In the private equity financing, the Company sold units consisting of one share of common stock, and one-half warrant to purchase a share of common stock for $1.90 per unit. A total of 10,696,616 shares of common stock and warrants for the purchase of 5,348,308 common shares at $2.45 per share were sold. These warrants are exercisable starting June 19, 2008 and expire on December 18, 2012.

We do not expect any material revenues in 2008 from our business activities. We expect that our cash requirements for the balance of calendar 2008 will be satisfied by existing cash resources. To fund our operations beyond 2008, we will need to raise additional capital. We will continue to look for opportunities to finance our ongoing activities and operations through accessing corporate partners or the public equity markets, as we currently have no credit facility, nor do we intend to seek one.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to operating leases and rents on certain facilities and equipment and license agreements for which it is obligated to pay the licensors a minimum annual royalty. These off-balance sheet arrangements are expensed as incurred. In 2007, these expenses totaled $1,388,000 for operating leases and $125,000 for royalty payments.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2007 is as follows:

	Payments Due By Period
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond
Operating leases	$18,100,000	$1,222,000	$2,387,000	$2,566,000	$11,925,000
Royalty payments	1,880,000	125,000	250,000	230,000	1,275,000
	$19,980,000	$1,347,000	$2,637,000	$2,796,000	$13,200,000

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

New Accounting Pronouncements

See Note 2 of Notes to Financial Statements with this report on Form 10-K included under Part III, Item 15.

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

Revenue Recognition

Revenue is recorded from research contracts and grants as the services are performed and payment is reasonably assured. In 2007, the Company recognized $10,710,330 in research contracts revenues from government funding for work performed on viral disease projects. In 2005, we recognized $4,600,000 in research contracts revenue from government funding for work performed on viral disease research projects. Upfront, nonrefundable fees and other fees associated with license and development arrangements are recognized as revenue ratably over the performance period. Revenue associated with performance milestones under license and development arrangements is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue from license and development arrangements has been insignificant to date.

Long-Lived Asset Impairment

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Due to the short-term nature of our interest-bearing assets we believe that our exposure to interest rate market risk is not significant.

Item 8.  Financial Statements

The information required by this Item 8 begins on page F-1 in Item 15 of Part III of this report on Form 10-K and is incorporated into this item by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 as of December 31, 2007. Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment and those criteria, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AVI BioPharma, Inc.:

We have audited AVI BioPharma, Inc.’s (an Oregon corporation in the development stage) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.  Management of AVI BioPharma, Inc is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AVI BioPharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in  Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of AVI BioPharma, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and for the period from July 22, 1980 (inception) through December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002. Our opinion on the statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows, insofar as it relates to the amounts included for the period from July 22nd, 1980 (inception) through December 31, 2001, is based solely on the report of other auditors. Our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Portland, OR

March 17, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers required by this item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this Report:

Financial Statements

The following financial statements of the Company and the Report of KPMG LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
1.1	Underwriting Agreement dated November 14, 2005. (15)
1.2	Placement Agency Agreement between AVI BioPharma, Inc. and Citigroup Global Markets Inc., Oppenheimer & Co. Inc., and Maxim Group, LLC, dated December 12, 2007. (22)
3.1	Third Restated Articles of Incorporation of AntiVirals Inc. (1)
3.2	First Restated Bylaws of AVI BioPharma, Inc. (28)
3.3	First Amendment to Third Restated Articles of Incorporation. (4)
3.4	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation. (11)
4.1	Form of Specimen Certificate for Common Stock. (1)
4.2	Warrant to purchase 485,290 shares of the Company’s common stock dated November 14, 2005. (16)
4.3	Form of Warrant to Purchase Common Stock, issued in connection with the Placement Agency Agreement dated December 12, 2007. (23)
10.1	1992 Stock Incentive Plan (as amended through May 11, 2000). (1)
10.2	Employment Agreement with Denis R. Burger, Ph.D. dated November 4, 1996. (1)
10.3	Employment Agreement with Alan P. Timmins dated November 4, 1996. (1)
10.4	Employment Agreement with Dwight Weller, Ph.D. dated November 4, 1996. (1)
10.5	Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1992. (1)
10.6	Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AntiVirals Inc. dated January 20, 1996. (1)
10.7	License and Option Agreement between Anti-Gene Development Group and AntiVirals Inc., dated February 9, 1993. (1)
10.8	Commercial Lease between Research Way Investments, Landlord, and AntiVirals Inc., Tenant, dated June 15, 1992. (1)
10.9	Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated June 17, 1992. (1)
10.10	First Amendment to Lease between Benjamin Franklin Plaza, Inc., Landlord, and AntiVirals Inc., Tenant, dated July 24, 1995. (1)
10.11	Employment Agreement with Patrick L. Iversen, Ph.D. dated July 14, 1997. (2)
10.12	ImmunoTherapy Corporation 1997 Stock Option Plan. (3)
10.13	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated March 12, 1996. (3)
10.14	License Agreement between ImmunoTherapy Corporation and Ohio State University, dated December 26, 1996. (3)
10.15	Amendment to License Agreement between ImmunoTherapy Corporation and Ohio State University, dated September 23, 1997. (3)
10.16	Purchase Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors. (5)
10.17	Registration Rights Agreement, dated December 15, 1999, by and between AVI BioPharma, Inc. and certain Investors. (5)
10.18	Purchase Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors. (5)
10.19	Registration Rights Agreement, dated December 16, 1999, by and between AVI BioPharma, Inc. and certain Investors. (5)
10.20	Subscription Agreement, dated December 1, 1999, by and between SuperGen, Inc. and AVI BioPharma, Inc. (5)

10.21	2000 Amendment to Technology Transfer Agreement between Anti-Gene Development Group and AVI BioPharma, Inc. (6)
10.22	United States of America Sales, Distribution, and Development Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.23	Common Stock and Warrant Purchase Agreement, dated April 4, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.24	Registration Rights Agreement, dated April 14, 2000, between SuperGen, Inc. and AVI BioPharma, Inc. (7)
10.25	2000 Employee Share Purchase Plan. (8)
10.26	Employment Agreement with Mark M. Webber dated May 11, 2000. (9)
10.27	Lease Agreement with Spieker Partners, LP dated May 8, 2001. (9)
10.28*	Investment Agreement dated May 22, 2001 between the Company and Medtronic Asset Management, Inc. (9)
10.29	Warrant dated June 20, 2001 issued to Medtronic Asset Management, Inc. (9)
10.30	Registration Rights Agreement dated June 20, 2001 between the Company and Medtronic Asset Management, Inc. (9)
10.31*	License and Development Agreement dated June 20, 2001 between the Company and Medtronic, Inc. (9)
10.32*	Supply Agreement dated June 20, 2001 between the Company and Medtronic, Inc. (9)
10.33	Securities Purchase Agreement dated March 25, 2002 between the Company and certain purchasers (“SPA”). (10)
10.34	Form of Warrant issued by the Company to certain purchasers under the SPA (10)
10.35	Registration Rights Agreement dated March 25, 2002 between the Company and certain purchasers. (10)
10.36	2002 Equity Incentive Plan. (11)
10.37	Securities Purchase Agreement dated January 19, 2005 between the Company and certain purchasers (“SPA”). (12)
10.38	Form of Purchase Warrant issued by the Company to certain purchasers under the SPA. (12)
10.39	Amendment to employment agreement of Denis R. Burger, Ph.D. (14)
10.40	Amendment to employment agreement of Alan P. Timmins. (14)
10.41	Amendment to employment agreement of Patrick L. Iversen, Ph.D. (14)
10.42	Amendment to employment agreement of Dwight D. Weller, Ph.D. (14)
10.43	Amendment to employment agreement of Peter D. O’Hanley, M.D., Ph.D. (14)
10.44	Amendment to employment agreement of Mark M. Webber. (14)
10.45	Securities Purchase Agreement dated November 14, 2005 between the Company and certain purchasers. (16)
10.46*	Supply Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc. (17)
10.47*	License and Development Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc. (17)
10.48*	Investment Agreement, dated March 10, 2006, by and between Cook Group Incorporated and AVI BioPharma, Inc. (17)
10.49*	License Agreement dated January 26, 2006 by and between with Chiron Corporation and AVI BioPharma, Inc. (18)
10.50	Stock Purchase Agreement dated January 26, 2006 by and between with Chiron Corporation and A VI BioPharma, Inc. (18)
10.51	Second Lease Extension and Modification Agreement dated January 24, 2006 by and between Research Way Investments and AVI BioPharma, Inc. (19)
10.52*	Collaboration and License Agreement, dated December 19, 2006, by and between Ercole Biotech, Inc. and AVI BioPharma, Inc. (20)

10.53	Series A-2 Preferred Stock and Common Stock Purchase Agreement, dated December 19, 2006, by and between Ercole Biotech, Inc. and AVI BioPharma, Inc. (21)
10.54*	Cross License Agreement dated January 8, 2007 by and between Eleos, Inc. and AVI BioPharma, Inc. (24)
10.55	Separation and Release Agreement dated March 27, 2007 by and between Denis R. Burger, Ph.D. and AVI BioPharma, Inc. (25)
10.56*	Second License and Collaboration Agreement dated May 1, 2007 by and between Ercole Biotech. Inc. and AVI BioPharma, Inc. (26)
10.57	Real Property Purchase Agreement, dated April 19, 2007, by and between WKL Investments Airport, LLC and AVI BioPharma, Inc. (27)
10.58*	Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc., effective October 12, 2007 (filed herewith).
10.59	Shareholder’s Trust Agreement between and among AVI BioPharma, Inc., AVI Shareholder Advocacy Trust, The Shareholder Advocate LLC, and Richard Macary, dated October 29, 2007 (filed herewith).
10.60	Amended and Restated Employment Agreement between Alan P. Timmins and AVI BioPharma, Inc., dated October 26, 2007 (filed herewith).
10.61	Professional Services Agreement between James B. Hicks Ph.D., LLC and AVI BioPharma, Inc., dated October 26, 2007 (filed herewith).
10.62	Letter Agreement executed by George Haywood, dated October 29, 2007 (filed herewith).
14.0	Code of Business Conduct and Ethics. (13)
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company’s Chief Executive Officer, Leslie Hudson, Ph.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer, Mark M. Webber, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of CEO and CFO Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(20)	Incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007.

(21)	Incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007.

(22)	Incorporated by reference to Exhibit 1.01 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2007.

(23)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2007.

(24)	Incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, filed with the Securities and Exchange Commission on May 10, 2007.

(25)	Incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, filed with the Securities and Exchange Commission on May 10, 2007.

(26)	Incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007.

(27)	Incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007.

(28)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.

(c)  Exhibits.  See Item 15(a) above.

(d)  Financial Statement Schedules.  See Item 15(a) above.

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

Dated:	March 17, 2008	AVI BIOPHARMA, INC.

		By:	/s/ Leslie Hudson, Ph.D.
Leslie Hudson, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on March 17, 2008:

Signature	Title

/s/ LESLIE HUDSON, Ph.D.	Chief Executive Officer and Director
Leslie Hudson, Ph.D.	(Principal Executive Officer)

/s/ ALAN P. TIMMINS	President and Chief Operating Officer
Alan P. Timmins

/s/ MARK M. WEBBER	Chief Financial Officer and Chief Information Officer
Mark M. Webber	(Principal Financial and Accounting Officer)

/s/ MICHAEL D. CASEY	Chairman of the Board
Michael D. Casey

/s/ JOHN W. FARA, Ph.D.	Director
John W. Fara, Ph.D.

/s/ K. MICHAEL FORREST	Director
K. Michael Forrest

/s/ WILLIAM A. GOOLSBEE	Director
William A. Goolsbee

/s/ JOHN C. HODGMAN	Director
John C. Hodgman

/s/ GIL PRICE, M.D.	Director
Gil Price, M.D.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AVI BioPharma, Inc.:

We have audited the accompanying balance sheets of AVI BioPharma, Inc. (an Oregon corporation in the development stage) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from July 22, 1980 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of AVI BioPharma, Inc. for the period from July 22, 1980 (inception) through December 31, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.  Our opinion on the statements of operations, shareholder’ equity, and comprehensive income (loss), and cash flows, insofar as it relates to the amounts included for the period from July 22, 1980 (inception) through December 31, 2001, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AVI BioPharma, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from July 22, 1980 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AVI BioPharma’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s  internal control over financial reporting.

Portland, OR	(signed) KPMG LLP

March 17, 2008

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

/s/ Arthur Andersen LLP

Portland, Oregon

February 21, 2002

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$24,802,562	$20,159,201
Short-term securities—available-for-sale	271,851	12,992,931
Accounts receivable	2,869,760	51,498
Other current assets	767,278	736,283
Total Current Assets	28,711,451	33,939,913

Property and Equipment, net of accumulated depreciation and amortization of $11,816,549 and $10,174,712	6,825,145	4,329,583
Patent Costs, net of accumulated amortization of $1,725,074 and $1,496,699	3,066,625	2,558,541
Other Assets	34,709	34,709
Total Assets	$38,637,930	$40,862,746

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$3,026,072	$1,401,584
Accrued employee compensation	1,171,666	1,371,353
Long-term debt, current portion	71,099	—
Warrant liability	4,414,657	5,192,576
Deferred revenue	737,500	—
Other liabilities	331,335	377,908
Total Current Liabilities	9,752,329	8,343,421

Commitments and Contingencies

Long-term debt, non-current portion	2,070,704	—
Other long-term liabilities	433,149	—

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 64,449,094 and 53,182,841 issued and outstanding	6,445	5,318
Additional paid-in capital	252,732,858	231,685,419
Accumulated other comprehensive income	—	18,418
Deficit accumulated during the development stage	(226,357,555)	(199,189,830)
Total Shareholders’ Equity	26,381,748	32,519,325
Total Liabilities and Shareholders’ Equity	$38,637,930	$40,862,746

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

				July 22, 1980
	Year ended December 31,			(Inception) through
	2007	2006	2005	December 31, 2007
Revenues from license fees, grants and research contracts	$10,985,191	$115,291	$4,783,760	$20,966,010

Operating expenses:
Research and development	34,760,402	25,345,588	17,117,750	182,407,617
General and administrative	9,332,365	7,752,752	5,182,369	50,152,893
Acquired in-process research and development	—	—	—	19,545,028
	44,092,767	33,098,340	22,300,119	252,105,538

Other income (loss):
Interest income, net	983,976	1,910,037	840,495	8,433,518
Gain (loss) on warrant liability	4,955,875	2,385,502	(1,530,021)	9,487,301
Realized gain on sale of short-term securities—available-for-sale	—	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	—	(17,001,348)
	5,939,851	4,295,539	(689,526)	4,781,973

Net loss	$(27,167,725)	$(28,687,510)	$(18,205,885)	$(226,357,555)

Net loss per share - basic and diluted	$(0.50)	$(0.54)	$(0.41)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	53,942,015	52,660,711	44,655,008

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated	Deficit
					Other	Accumulated
				Additional	Comprehensive	During the	Total
	Partnership	Common Stock		Paid-In	Income	Development	Shareholders’
	Units	Shares	Amount	Capital	(Loss)	Stage	Equity
BALANCE AT JULY 22, 1980 (Inception)	—	—	$—	$—	$—	$—	$—
Issuance of partnership units, warrants and common stock	3,615	8,272,916	828	33,732,654	—	—	33,733,482
Compensation expense related to issuance of warrants for common stock and partnership units	—	—	—	537,353	—	—	537,353
Exercise of warrants for partnership units and common stock	42	1,530,858	152	1,809,165	—	—	1,809,317
Exercise of options for common stock	—	734,668	73	3,168,373	—	—	3,168,446
Issuance of common stock for ESPP	—	149,339	15	576,037	—	—	576,052
Issuance of common stock and warrants for cash and securities, net of offering costs	—	21,551,397	2,155	118,308,532	—	—	118,310,687
Issuance of common stock and warrants for the acquisition of ImmunoTherapy Corporation	—	2,132,592	213	17,167,199	—	—	17,167,412
Issuance of common stock and warrants for services	—	192,848	20	919,243	—	—	919,263
Compensation expense related to issuance of options for common stock	—	—	—	1,041,349	—	—	1,041,349
Conversion of debt into common stock and partnership units	9	9,634	1	87,859	—	—	87,860
Issuance of common stock in exchange for partnership units	(1,810)	1,632,950	163	(163)	—	—	—
Withdrawal of partnership net assets upon conveyance of technology	(1,856)	—	—	(176,642)	—	—	(176,642)
Common stock subject to rescission, net	—	(64,049)	(6)	(288,789)	—	—	(288,795)
Comprehensive income (loss):
Write-down of short-term securities—available-for-sale	—	—	—	—	17,001,348	—	17,001,348
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	(3,765,752)	—	(3,765,752)
Unrealized loss on short-term securities—available-for-sale	—	—	—	—	(13,368,237)	—	(13,368,237)
Net loss	—	—	—	—	—	(152,296,435)	(152,296,435)
Comprehensive loss							(152,429,076)
BALANCE AT DECEMBER 31, 2004	—	36,143,153	$3,614	$176,882,170	$(132,641)	$(152,296,435)	$24,456,708
Exercise of options for common stock	—	37,029	4	94,950	—	—	94,954
Issuance of common stock for ESPP	—	60,854	6	110,724	—	—	110,730
Compensation expense related to issuance of options for common stock	—	—	—	394,225	—	—	394,225
Issuance of common stock and warrants for cash, net of offering costs	—	14,941,715	1,494	39,084,096	—	—	39,085,590
Comprehensive income (loss):
Unrealized gain on short-term securities—available-for-sale, net	—	—	—	—	145,609	—	145,609
Net loss	—	—	—	—	—	(18,205,885)	(18,205,885)
Comprehensive loss							(18,060,276)
BALANCE AT DECEMBER 31, 2005	—	51,182,751	$5,118	$216,566,165	$12,968	$(170,502,320)	$46,081,931
Exercise of warrants for common stock	—	705,048	71	2,342,346	—	—	2,342,417
Exercise of options for common stock	—	218,353	22	741,791	—	—	741,813
Issuance of common stock for ESPP	—	41,663	4	123,001	—	—	123,005
Issuance of common stock to vendors	—	343,023	34	1,549,966	—	—	1,550,000
Compensation expense related to issuance of options for common stock	—	—	—	525,126	—	—	525,126
Issuance of common stock for cash and securities, net of offering costs	—	692,003	69	4,955,554	—	—	4,955,623
Stock-based compensation	—	—	—	4,881,470	—	—	4,881,470
Comprehensive income (loss):
Unrealized gain on short-term securities—available-for-sale, net	—	—	—	—	5,450	—	5,450
Net loss	—	—	—	—	—	(28,687,510)	(28,687,510)
Comprehensive loss							(28,682,060)
BALANCE AT DECEMBER 31, 2006	—	53,182,841	$5,318	$231,685,419	$18,418	$(199,189,830)	$32,519,325
Exercise of options for common stock	—	11,639	1	29,001	—	—	29,002
Issuance of common stock for ESPP	—	39,559	4	89,736	—	—	89,740
Issuance of common stock to vendors	—	518,439	52	1,449,948	—	—	1,450,000
Compensation expense related to issuance of options for common stock	—	—	—	312,637	—	—	312,637
Issuance of common stock for cash and securities, net of offering costs	—	10,696,616	1,070	14,447,180	—	—	14,448,250
Stock-based compensation	—	—	—	4,718,937	—	—	4,718,937
Comprehensive income (loss):
Unrealized gain on short-term securities—available-for-sale, net	—	—	—	—	(18,418)	—	(18,418)
Net loss	—	—	—	—	—	(27,167,725)	(27,167,725)
Comprehensive loss							(27,186,143)
BALANCE AT DECEMBER 31, 2007	—	64,449,094	$6,445	$252,732,858	$—	$(226,357,555)	$26,381,748

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				For the Period
				July 22, 1980
	Year ended December 31,			(Inception) through
	2007	2006	2005	December 31, 2007
Cash flows from operating activities:
Net loss	$(27,167,725)	$(28,687,510)	$(18,205,885)	$(226,357,555)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,013,859	2,090,375	1,997,672	14,834,098
Loss on disposal of assets	59,381	192,369	35,862	374,559
Realized gain on sale of short-term securities—available-for-sale	—	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	—	17,001,348
Issuance of common stock to vendors	700,000	1,375,000	—	2,075,000
Compensation expense on issuance of common stock and partnership units	—	—	—	861,655
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	312,637	525,126	394,225	2,955,690
Stock-based compensation	4,718,937	4,881,470	—	9,600,407
Conversion of interest accrued to common stock	—	—	—	7,860
Acquired in-process research and development	—	—	—	19,545,028
(Gain) loss on warrant liability	(4,955,875)	(2,385,502)	1,530,021	(9,487,301)
(Increase) decrease in:
Accounts receivable and other current assets	(2,849,257)	814,531	(919,237)	(3,637,038)
Other assets	—	2,900	—	(34,709)
Net increase in accounts payable, accrued employee compensation, long-term debt, deferred revenue, and other liabilities	2,490,888	577,872	498,375	5,936,733
Net cash used in operating activities	(24,677,155)	(20,613,369)	(14,668,967)	(170,186,727)

Cash flows from investing activities:
Purchase of property and equipment	(1,269,880)	(767,282)	(1,070,801)	(16,568,391)
Patent costs	(857,214)	(686,607)	(397,081)	(5,332,244)
Purchase of marketable securities	(110,417)	(14,969,926)	(13,140,581)	(112,976,213)
Sale of marketable securities	12,813,079	14,435,793	3,693,329	117,613,516
Acquisition costs	—	—	—	(2,377,616)
Net cash provided by (used in) investing activities	10,575,568	(1,988,022)	(10,915,134)	(19,640,948)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	18,744,948	8,162,858	43,527,006	215,015,674
Buyback of common stock pursuant to rescission offering	—	—	—	(288,795)
Withdrawal of partnership net assets	—	—	—	(176,642)
Issuance of convertible debt	—	—	—	80,000
Net cash provided by financing activities	18,744,948	8,162,858	43,527,006	214,630,237

Increase (decrease) in cash and cash equivalents	4,643,361	(14,438,533)	17,942,905	24,802,562

Cash and cash equivalents:
Beginning of period	20,159,201	34,597,734	16,654,829	—
End of period	$24,802,562	$20,159,201	$34,597,734	$24,802,562

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities—available-for-sale	$(18,418)	$5,450	$145,609	$—
Issuance of common stock and warrants in satisfaction of liabilities	$—	$175,000	$—	$545,000
Issuance of common stock for building purchase	$750,000	$—	$—	$750,000
Assumption of long-term debt for building purchase	$2,199,792	$—	$—	$2,199,792

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company held cash and cash equivalents of $24,802,562 and $20,159,201 as of December 31, 2007 and 2006, respectively which consist primarily of money market funds.

Short-Term Securities—Available-For-Sale

The Company accounts for its short-term securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Short-term securities include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days at the time of purchase and less than one year from the balance sheet date. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value with unrealized gains (losses) recorded as a separate component of shareholders’ equity and comprehensive income (loss). The Company’s investments in marketable securities had gross unrealized gains of $0 and $18,418 as of December 31, 2007 and 2006, respectively.

Accounts Receivable

Accounts receivable is stated at invoiced amount and do not bear interest. An allowance for doubtful accounts receivable is not necessary since the collectability of individual accounts receivable is known by the company. Amounts included in accounts receivable are as follows:

As of December 31,	2007	2006

Research contract	$2,837,615	$45,846
Grant	11,899	5,652
Miscellaneous	20,246	—

Accounts receivable	$2,869,760	$51,498

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

Amounts included in property and equipment are as follows:

As of December 31,	2007	2006

Property	$3,300,000	$—
Lab equipment	5,501,883	4,770,021
Office equipment	702,969	676,323
Leasehold improvements	9,136,842	8,804,831
Construction in process	—	253,120
	18,641,694	14,504,295

Less accumulated depreciation	(11,816,549)	(10,174,712)

Property and equipment, net	$6,825,145	$4,329,583

Depreciation expense was $1,718,227, $1,844,599 and $1,749,314 for the years ended December 31, 2007, 2006 and 2005, respectively.

Patent Costs

Patent costs consist primarily of legal and filing fees incurred to file patents on proprietary technology developed by the Company. Patent costs are amortized on a straight-line basis over the shorter of the estimated economic lives or the legal lives of the patents, generally 17 years. Patent amortization was $295,632, $245,776 and $248,385 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated aggregate amortization expense over the five succeeding fiscal years is expected to be $1,500,000.

Revenue Recognition

The Company records revenue from research contracts and grants as the services are performed and payment is reasonably assured. In 2007, the Company recognized $10,710,330 in research contracts revenues from government funding for work performed on viral disease projects. In 2005, the Company recognized $4,600,000 in research contracts revenue from government funding for work performed on viral disease research projects. Upfront, nonrefundable fees and other fees associated with license and development arrangements are recognized as revenue ratably over the performance period. Revenue associated with performance milestones under license and development arrangements is recognized based upon the achievement of the milestones, as defined in the respective agreements. To date revenue from license and development arrangements has not been significant.

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

Other Current Assets

Amounts included in other current assets are as follows:

As of December 31,	2007	2006

Prepaid expenses	$388,371	$480,003
Prepaid rents	96,077	100,838
Restricted cash	282,830	155,442

Other current assets	$767,278	$736,283

Starting in April 2006, the Company was required to pledge $150,000 as collateral for company credit cards issued to certain employees. Starting in April 2007, the Company was required to pledge $125,000 as collateral for payments on long-term debt. The Company classifies these amounts as restricted cash. As of December 31, 2007, restricted cash including accrued interest was $282,830. The remaining components of other current assets include normally occurring prepaid expenses and rents.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company as of January 1, 2007, with cumulative effect, if any, of applying FIN 48 recorded as an adjustment to opening retained earnings in the year of adoption. The Company adopted FIN 48 on January 1, 2007, which did not have a material impact on the consolidated financial statements. See Note 6.

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

Year Ended December 31,	2007	2006	2005

Net loss	$(27,167,725)	$(28,687,510)	$(18,205,885)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	53,942,015	52,660,711	44,655,008
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	53,942,015	52,660,711	44,655,008
Net loss per share - basic and diluted	$(0.50)	$(0. 54)	$(0. 41)

* Warrants and stock options to purchase 20,160,864, 14,079,573 and 17,025,547 shares of common stock as of December 31, 2007, 2006 and 2005, respectively, were excluded from earnings per share calculation as their effect would have been antidilutive.

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

The fair market values of stock options granted during 2007, 2006 and 2005 were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Year Ended December 31,	2007	2006	2005
Risk-free interest rate	4.81%	4.14%	3.38%
Expected dividend yield	0%	0%	0%
Expected lives	8.1 Years	9.3 Years	9.1 Years
Expected volatility	89%	91%	93%

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

As part of the requirements of FSAS 123R, the Company is required to estimate potential forfeiture of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up in the period of change and impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company’s stock option compensation activity with respect to the year ended December 31, 2007 follows:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	5,571,470	$5.12
Granted	1,263,548	$2.80
Exercised	(11,639)	$2.49
Canceled or expired	(518,926)	$5.88
Outstanding at December 31, 2007	6,304,453	$4.60	5.38	$(11,990,260)

Vested at December 31, 2007 and expected to vest	6,268,314	$4.60	5.36	$(11,936,459)

Exercisable at December 31, 2007	4,497,526	$4.76	4.23	$(9,300,172)

The weighted average fair value per share of stock-based payments granted to employees during 2007, 2006 and 2005 was $2.27, $6.09 and $2.12, respectively. During 2007, 2006 and 2005, the total intrinsic value of stock options exercised were $4,937, $779,563 and $36,344, and the total fair value of stock options that vested were $3,661,565, $4,047,970 and $2,219,446, respectively.

As of December 31, 2007, there was $2,901,838 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 1.7 years.

During the year ended December 31, 2007, $29,002 was received for the exercise of stock options. The Company is obligated to issue shares from the 2002 Equity Incentive Plan upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Plan.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development	$1,877,743	$2,408,132
General and administrative	2,841,194	1,639,838
Total	$4,718,937	$4,047,970

The 2000 Employee Stock Purchase Plan (ESPP) provides that eligible employees may contribute, through payroll, deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors related to the Employee Stock Purchase Plan, based on estimated fair values. During the year ended December 31, 2007 the total compensation expense for participants in the ESPP was $39,359 using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.02, expected life of six months, risk free interest rate of 4.52%, volatility of 52.79%, and no dividend yield. At December 31, 2007, 208,585 shares remain available for purchase through the plan and there were 110 employees eligible to participate in the plan, of which 30 were participants. During the year ended December 31, 2006 the total compensation expense for participants in the ESPP was $56,475 using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.40, expected life of six months, risk free interest rate of 4.51%, volatility of 84.33%, and no dividend yield. At December 31, 2006, 248,144 shares remain available for purchase through the plan and there were 87 employees eligible to participate in the plan, of which 32 were participants.

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

During the year ended December 31, 2006 the total compensation expense for stock-based compensation was $4,881,470.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted is expensed when the measurement date is known. The performance for services was satisfied on the grant date for stock options granted to non-employees. The total fair value of the options granted to non-employees in 2007, 2006 and 2005 was $312,637, $525,126 and $394,225, respectively, which was expensed to research and development.

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

The fair market value of these warrants is recorded on the balance sheet at issuance and marked to market at each financial reporting period. The change in the fair value of the warrants is recorded in the Statement of Operations as a non-cash gain (loss) and is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31,	2007	2006	2005
Risk-free interest rate	3.1%-3.5%	4.6%-4.7%	4.3%
Expected dividend yield	0%	0%	0%
Expected lives	.9-5.0 Years	1.9-3.4 Years	2.9-4.4 Years
Expected volatility	58.2%-80.7%	76.1%-87.2%	83.2%-86.1%

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The application of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The application of SFAS No. 159 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting EITF 07-01 on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our financial statements.

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

Long-Lived Asset Impairment

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

Government Research Contract Revenue.

The Company recognizes revenues from federal research contracts during the period in which the related expenditures are incurred. The Company receives reimbursement of costs incurred, overhead and, in some cases, a fixed fee. The Company presents these revenues and related expenses at gross in the consolidated financial statements in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

3.  LIQUIDITY:

Since its inception in 1980 through December 31, 2007, the Company has incurred losses of approximately $226 million, and is still in the development stage. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial additional financing. There is no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. The Company believes it has sufficient cash to fund operations at least through the first quarter of 2009, inclusive of future receipts from billings on existing government contracts, as described below. For 2008, the Company expects expenditures for operations, net of government funding, including collaborative efforts and GMP facilities to be approximately $19 to $22 million. Expenditures for 2008 could exceed this level if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to curtail certain expenditures because a significant amount of the Company’s costs are variable.

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. During the year ended December 31, 2007, the Company recognized $8,018,389 in research contract revenue from this contract. Funding of $24.5 million has been committed through 2008, with the reminder of the contract anticipated in 2009.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NeuGene® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all four of these projects. The Company expects that funding under these signed contracts will be completed over the next 12 months. During the year ended December 31, 2007, the Company recognized $2,691,941 in research contract revenue from these contracts.

The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace as well as the complex regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

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

In December 2007, the Company closed a private equity financing for net proceeds of $18,626,206 with several institutional investors. In the private equity financing, the Company sold units consisting of one share of common stock, and one-half warrant to purchase a share of common stock for $1.90 per unit. A total of 10,696,616 shares of common stock and warrants for the purchase of 5,348,308 common shares at $2.45 per share were sold. These warrants are exercisable starting June 19, 2008 and expire on December 18, 2012.

In 2000, the Board of Directors and the Company’s shareholders approved the Employee Stock Purchase Plan under which the Company is authorized to sell up to 250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees may elect every six months to have up to 10% of their compensation withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the beginning-of-plan period or end-of-plan period market price of the Company’s common stock. During 2007, employees elected to purchase a total of 39,559 shares of the Company’s common stock at $2.27 per share. During 2006, employees elected to purchase a total of 41,663 shares of the Company’s common stock at $2.95 per share. During 2005, employees elected to purchase a total of 60,854 shares of the Company’s common stock at $1.82 per share. During 2004, employees elected to purchase a total of 49,918 shares of the Company’s common stock at $1.89 per share. At December 31, 2007, 208,585 shares remained available to purchase.

The Company has two stock option plans, the 2002 Equity Incentive Plan and the 1997 Stock Option Plan (the Plans). The 2002 Plan provides for the issuance of incentive stock options to employees and nonqualified stock options, stock appreciation rights and bonus rights to employees, directors of the Company and consultants. The 1997 Plan provides for the assumption of the ImmunoTherapy Options under the Merger Agreement. The Company has reserved 8,138,988 shares of common stock for issuance under the Plans. Options issued under the Plans generally vest ratably over four years and expire five to ten years from the date of grant. At December 31, 2007, 4,824,328 options are outstanding at a weighted-average exercise price of $4.75 under equity compensations plans approved by security holders. At December 31, 2007, 2,043,120 shares were available to issue under equity compensation plans approved by security holders.

A summary of the status of the Company’s stock option plans and changes are presented in the following table:

	2007		2006		2005
For the Year Ended December 31,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	5,571,470	$5.12	4,812,396	$4.55	3,803,278	$5.22
Granted	1,263,548	2.80	1,172,700	7.13	1,245,937	2.47
Exercised	(11,639)	2.49	(218,353)	3.40	(37,029)	2.56
Canceled	(518,926)	5.88	(195,273)	5.03	(199,790)	4.73
Options outstanding at end of year	6,304,453	4.60	5,571,470	5.12	4,812,396	4.55

Exercisable at end of year	4,497,526	$4.76	3,660,483	$5.10	3,308,714	$5.40

At December 31, 2007, 1,834,535 shares were available for future grant.

The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Price	Outstanding Shares at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Exercisable Options
$1.76	20,000	1.62	20,000
2.00	100,000	7.03	100,000
2.06	20,000	6.75	20,000
2.20	60,000	5.78	53,334
2.24	50,000	7.38	50,000
2.26	2,500	7.72	2,500
2.29	23,333	7.36	13,334
2.43	3,333	2.36	2,001
2.45	450,000	9.24	225,000
2.53	828,921	6.70	623,897
2.55	63,000	6.48	54,750
2.60	5,000	7.21	2,500
2.64	33,000	7.17	16,500
2.83	66,000	9.83	—
2.89	100,000	6.24	75,000
2.92	183,334	6.22	137,501
3.00	663,709	8.14	103,626
3.02	33,334	6.23	25,001
3.03	60,000	9.39	34,998
3.25	20,000	7.88	13,334
3.29	10,000	1.28	10,000
3.31	25,000	1.76	25,000
3.45	100,000	6.25	75,000
3.69	28,000	1.05	28,000
3.81	15,000	0.64	15,000
4.16	20,000	5.28	20,000
4.25	20,000	0.98	20,000
4.34	49,031	3.10	49,031
4.55	30,000	0.62	30,000
4.64	83,000	8.39	58,250
4.87	20,000	5.01	20,000
4.89	10,000	5.01	10,000
5.35	745,800	4.93	745,800
5.53	40,000	2.92	40,000
5.75	503,000	2.00	503,000
5.88	45,000	5.38	45,000
6.63	510,000	0.11	510,000
6.65	40,000	4.37	40,000
6.88	132,000	2.62	132,000
6.98	100,000	8.22	33,334
7.19	33,334	2.58	33,334
7.35	959,824	7.54	481,501
	6,304,453		4,497,526

The Company has also issued warrants for the purchase of common stock in conjunction with financing and compensation arrangements. A summary of the status of the Company’s warrants and changes are presented in the following table:

	2007		2006		2005
For the Year Ended December 31,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding at beginning of year	8,508,103	$11.68	12,213,151	$10.79	10,014,330	$12.34
Granted	5,348,308	2.45	—	—	2,645,921	5.00
Exercised	—	—	(705,048)	3.32	—	—
Expired	—	—	(3,000,000)	10.00	(447,100)	9.14
Warrants outstanding at end of year	13,856,411	8.12	8,508,103	11.68	12,213,151	10.79

Exercisable at end of year	6,842,225	$5.85	6,842,225	$5.85	10,061,353	$6.95

The following table summarizes information about warrants outstanding at December 31, 2007:

Exercise Price	Outstanding Warrants at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
$0.0003	16,667	No expiration date	16,667
1.14	1,000	No expiration date	1,000
2.45	5,348,308	4.96	—
5.00	2,645,921	1.70	2,645,921
5.50	1,613,637	0.94	1,613,637
7.00	2,565,000	0.34	2,565,000
35.63	1,665,878	2.25	—
	13,856,411		6,842,225

The warrants issued in 2005 and 2007 do not require net cash settlement, however, as the warrants require settlement in registered shares, the Company has recorded the warrants as liabilities on the accompanying balance sheet. There is no effect on cash flows from these warrants as the mark to market adjustment is reflected as a non-cash charge within the Company’s Statements of Operations. There were 9,607,866, 4,259,558, and 4,350,467 liability classified warrants outstanding at December 31, 2007, 2006, and 2005, respectively.

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

On March 13, 2006, the Company announced that it had entered into agreements with Cook Group Incorporated (“Cook”) for Cook’s development and commercialization of products for vascular and cardiovascular diseases. See Note 4.

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

On January 8, 2007, the Company announced that it had entered into a cross-license agreement with Eleos Inc. for the development of antisense drugs targeting p53, a well-studied human protein that controls cellular response to genetic damage. Under the terms of the agreement, the Company granted Eleos Inc. an exclusive license to the Company’s NeuGene® third-generation antisense chemistry to treat cancer with p53-related drugs. In return, Eleos Inc. granted an exclusive license to its patents to the Company for treatment of most viral diseases with drugs that target p53. The companies are sharing rights in other medical fields where targeting p53 may be therapeutically useful. Each company will make milestone payments and royalty payments to the other on development and sales of products that utilize technology licensed under the agreement. In addition, Eleos Inc. made an upfront payment of $500,000 to the Company. The Company recognized $125,000 in license fees in the year ended December 31, 2007; the remaining $375,000 has been classified as deferred revenue.

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

On May 2, 2007, the Company entered into a cross-license and collaboration agreement with Ercole Biotech, Inc. (“Ercole”) to develop drugs that may prove effective in treating the genetic diseases Duchenne muscular dystrophy and beta thalassemia and a stock purchase agreement in connection therewith. Under the terms of the stock purchase agreement, Ercole issued AVI shares of Ercole Series A-2 Preferred Stock, and the Company issued to Ercole 73,607 shares of the Company’s common stock with a market value of $200,000 and which was expensed to research and development.

In August 2007, the Company issued 74,074 shares of the Company’s common stock with a market value of $200,000 for consulting services, which was expensed as a component of research and development.

On October 15, 2007, the Company and Charley’s Fund, Inc. announced that the Company has been awarded a $2.45 million research grant from Charley’s Fund, a nonprofit organization that funds drug development and discovery initiatives specific to Duchenne muscular dystrophy (DMD). This award will support a new product development program using proprietary exon skipping technologies developed by the Company and its partner, Ercole Biotech, Inc., to overcome the effects of certain genetic errors in the dystrophin gene. T he award will allow the Company to accelerate its development of new therapeutics for DMD. In the fourth quarter of 2007 the Company received $400,000 from Charley’s Fund. The Company recognized $37,500 in research contract revenue in the year ended December 31, 2007; the remaining $362,500 has been classified as deferred revenue.

On October 30, 2007, the Company obtained a loan for $4,500,000 from a lending institution with a $7,500 loan fee at a fixed interest rate of 7.2%. This loan was paid when due on December 7, 2007.

6.  INCOME TAXES:

As of December 31, 2007 the Company has net operating loss carryforwards of approximately $170,938,000, available to reduce future taxable income, which expire 2008 through 2027. Of this $170,938,000, approximately $2,600,000 relates to net operating losses assumed as part of the ImmunoTherapy Corporation acquisition. Utilization of these ImmunoTherapy Corporation net operating losses is limited to approximately $1,200,000 per year. In addition, the Internal Revenue Code rules under Section 382 could limit the future use of the remaining $168,338,000 in losses based on ownership changes and the value of the Company’s stock. Approximately $3,927,000 of the Company’s carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company’s carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from depreciation, amortization, investment write-downs, treatment of research and development costs, limitations on the length of time that net operating losses may be carried forward, and differences in the recognition of stock-based compensation.

The Company had net deferred tax assets of $94,631,000 and $79,398,000 at December 31, 2007 and 2006, primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero because it is more likely than not the deferred tax asset will not be realized. The net change in the valuation allowance for deferred tax assets was an increase of approximately $15,233,000, $11,769,000 and $9,056,000 for the years ended December 31, 2007, 2006 and 2005, respectively, mainly due to the increase in the net operating loss carryforwards, research and development tax credits and write-down of short-term securities.

An analysis of the deferred tax assets (liabilities) are as follows:

December 31,	2007	2006

Net operating loss carryforwards	$66,666,000	$58,688,000
Difference in depreciation and amortization	1,786,000	1,413,000
Capital loss carryforward	5,007,000	5,007,000
Research and development tax credits	17,850,000	12,575,000
FAS 123R stock compensation	2,268,000	946,000
Stock options for consulting services	887,000	765,000
Deferred Rent	147,000	0
Other	20,000	4,000
	94,631,000	79,398,000

Valuation allowance	(94,631,000)	(79,398,000)

	$—	$—

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at December 31, 2007 and at December 31, 2006, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2007.

At December 31, 2007, the Company had net deferred tax assets of $94,631,000. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, federal and state R&D credit carryforwards, share-based compensation expense and intangibles. Due to uncertainties surrounding its ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the Internal Revenue Code rules under Section 382 could limit the future use of its net operating loss and R&D credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

7.  COMMITMENTS:

Lease Obligations

The Company leases office and laboratory facilities under various noncancelable operating leases through December 2020. Rent expense under these leases was $1,388,000, $1,333,000 and $1,160,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and $9,931,000 for the period from July 22, 1980 through December 31, 2007.

At December 31, 2007, the aggregate noncancelable future minimum payments under these leases are as follows:

Year ending December 31,
2008	$1,222,000
2009	1,210,000
2010	1,177,000
2011	1,264,000
2012	1,302,000
Thereafter	11,925,000
Total minimum lease payments	$18,100,000

Royalty Obligations

The Company has license agreements for which it is obligated to pay the licensors a minimum annual royalty. Royalty payments under these agreements were $125,000, $125,000 and $125,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and $1,108,750 for the period from July 22, 1980 through December 31, 2007.

At December 31, 2007, the aggregate future minimum royalty payments under these agreements are as follows:

Year ending December 31,
2008	$125,000
2009	125,000
2010	125,000
2011	125,000
2012	105,000
Thereafter	1,275,000
Total minimum royalty payments	$1,880,000

8.  FINANCIAL INFORMATION BY QUARTER (UNAUDITED):

2007 for quarter ended	December 31	September 30	June 30	March 31
Revenues from license fees, grants and research contracts	$5,186,319	$2,911,406	$2,351,424	$536,042

Operating expenses:
Research and development	9,401,465	9,880,480	9,160,816	6,317,641
General and administrative	1,453,172	1,544,512	2,030,796	4,303,885
	10,854,637	11,424,992	11,191,612	10,621,526

Other income (loss):
Interest income, net	135,579	182,320	303,568	362,509
Gain (loss) on warrant liability	1,405,545	1,296,322	755,317	1,498,691

Net income (loss)	$(4,127,194)	$(7,034,944)	$(7,781,303)	$(8,224,284)
Net income (loss) per share — basic	$(0.07)	$(0.13)	$(0.15)	$(0.15)
Net income (loss) per share — diluted	$(0.07)	$(0.13)	$(0.15)	$(0.15)
Shares used in per share calculations — basic	55,252,905	53,693,693	53,560,360	53,241,730
Shares used in per share calculations — diluted	55,252,905	53,693,693	53,560,360	53,241,730

2006 for quarter ended	December 31	September 30	June 30	March 31
Revenues from license fees, grants and research contracts	$17,519	$13,252	$18,558	$65,962

Operating expenses:
Research and development	6,721,547	5,938,867	5,921,929	6,763,245
General and administrative	2,068,201	1,347,114	1,515,711	2,821,726
	8,789,748	7,285,981	7,437,640	9,584,971

Other income (loss):
Interest income, net	443,042	492,083	517,053	457,859
Gain (loss) on warrant liability	2,250,049	529,136	13,801,693	(14,195,376)

Net income (loss)	$(6,079,138)	$(6,251,510)	$6,899,664	$(23,256,526)
Net income (loss) per share — basic	$(0.11)	$(0.12)	$0.13	$(0.45)
Net income (loss) per share — diluted	$(0.11)	$(0.12)	$0.13	$(0.45)
Shares used in per share calculations — basic	53,000,236	52,964,049	52,946,054	51,715,050
Shares used in per share calculations — diluted	53,000,236	52,964,049	54,060,830	51,715,050

9.  SUBSEQUENT EVENTS:

On February 11, 2008, AVI BioPharma, Inc. (the “Company”) announced that its Board of Directors had appointed Leslie Hudson, Ph.D. as the Company’s Chief Executive Officer, effective as of February 8, 2008.  As of that date, Dr. Hudson assumed the responsibilities of the Company’s Chief Executive Officer from K. Michael Forrest, who had served as the Company’s interim Chief Executive Officer since March 2007, pending the appointment of a new chief executive officer for the Company.  Effective with Dr. Hudson’s appointment as the Company’s Chief Executive Officer, Mr. Forrest ceased to serve as an officer of the Company.  Mr. Forrest will continue as a member of the Board of Directors.  Also effective February 8, 2008, Dr. Hudson was appointed as a member of the Company’s Board of Directors.

On March 13, 2008, the Company announced the execution of a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Ercole Biotech, Inc. (“Ercole”) will become a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, subject to adjustment as provided in the Merger Agreement and described below, the Company will issue up to $7.5 million of the Company’s common stock, valued at $1.3161 per share, in exchange for all outstanding shares of Ercole stock not already owned by the Company.  In addition, the Company will assume up to $1.5 million in liabilities of Ercole, to be paid by the Company through a combination of cash and the Company’s common stock.  Liabilities in excess of $1.5 million will be deducted from the $7.5 million in common stock.  Certain warrants to purchase shares of Ercole’s common stock will be exchanged for warrants exercisable for shares of the Company’s common stock.  Subject to the satisfaction of customary closing conditions, including approval of Ercole’s stockholders, the transaction is expected to close by March 21, 2008.

In addition, in anticipation of the closing of the merger, on March 12, 2008, the Company loaned Ercole approximately $900,000 to be used by Ercole to repay its debt obligation to Isis Pharmaceuticals, Inc.   In exchange, Ercole issued a convertible promissory note to the Company.  In the event the merger closes, this debt will be forgiven.  If the merger does not close, Ercole will either repay the amounts owing or the Company may convert such amounts into shares of Ercole Class A Voting Common Stock.