Form 10-Q
period 2008-03-31
AVI BIOPHARMA INC
filed 2008-05-12
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from          to

Commission file number 001-14895

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	70,963,047
(Class)	(Outstanding at May 8, 2008)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$19,960,809	$24,802,562
Short-term securities—available-for-sale	274,209	271,851
Accounts receivable	4,053,301	2,869,760
Other current assets	1,075,033	767,278
Total Current Assets	25,363,352	28,711,451

Property and Equipment, net of accumulated depreciation and amortization of $12,111,844 and $11,816,549	6,677,465	6,825,145
Patent Costs, net of accumulated amortization of $1,766,674 and $1,725,074	3,404,340	3,066,625
Other Assets	34,709	34,709
Total Assets	$35,479,866	$38,637,930

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$3,367,551	$3,026,072
Accrued employee compensation	1,064,891	1,171,666
Long-term debt, current portion	25,994	71,099
Warrant liability	5,849,341	4,414,657
Deferred revenue	1,596,250	737,500
Other liabilities	237,585	331,335
Total Current Liabilities	12,141,612	9,752,329

Commitments and Contingencies

Long-term debt, non-current portion	2,098,349	2,070,704
Other long-term liabilities	453,767	433,149

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 70,429,110 and 64,449,094 issued and outstanding	7,043	6,445
Additional paid-in capital	262,151,126	252,732,858
Accumulated other comprehensive income	—	—
Deficit accumulated during the development stage	(241,372,031)	(226,357,555)
Total Shareholders’ Equity	20,786,138	26,381,748
Total Liabilities and Shareholders’ Equity	$35,479,866	$38,637,930

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

			July 22, 1980
	Three months ended March 31,		(Inception) to
	2008	2007	March 31, 2008

Revenues from license fees, grants and research contracts	$5,624,617	$536,042	$26,590,627

Operating expenses:
Research and development	7,472,811	6,317,641	189,880,428
General and administrative	1,982,679	4,303,885	52,135,572
Acquired in-process research and development	9,916,271	—	29,461,299
	19,371,761	10,621,526	271,477,299

Other income (loss):
Interest income, net	167,352	362,509	8,600,870
Gain (loss) on warrant liability	(1,434,684)	1,498,691	8,052,617
Realized gain on sale of short-term securities—available-for-sale	—	—	3,862,502
Write-down of short-term securities—available-for-sale	—	—	(17,001,348)
	(1,267,332)	1,861,200	3,514,641

Net loss	$(15,014,476)	$(8,224,284)	$(241,372,031)

Net loss per share - basic and diluted	$(0.23)	$(0.15)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	65,321,986	53,241,730

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			July 22, 1980
	Three months ended March 31,		(Inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(15,014,476)	$(8,224,284)	$(241,372,031)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	348,554	479,630	15,182,652
Loss on disposal of assets	439	53,498	374,998
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,862,502)
Write-down of short-term securities—available-for-sale	—	—	17,001,348
Issuance of common stock to vendors	—	300,000	2,075,000
Compensation expense on issuance of common stock and partnership units	118,045	—	979,700
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	103,459	312,637	3,059,149
Stock-based compensation	1,278,705	2,360,770	10,879,112
Conversion of interest accrued to common stock	—	—	7,860
Acquired in-process research and development	9,916,271	—	29,461,299
(Gain) loss on warrant liability	1,434,684	(1,498,691)	(8,052,617)
(Increase) decrease in:
Accounts receivable and other current assets	(1,408,122)	(473,488)	(5,045,160)
Other assets	—	—	(34,709)
Net increase (decrease) in accounts payable, accrued employee compensation, deferred revenue, and other liabilities	(1,203,592)	1,195,910	4,733,141
Net cash used in operating activities	(4,426,033)	(5,494,018)	(174,612,760)

Cash flows from investing activities:
Purchase of property and equipment	(149,651)	(464,029)	(16,718,042)
Patent costs	(189,315)	(145,933)	(5,521,559)
Purchase of marketable securities	(2,358)	—	(112,978,571)
Sale of marketable securities	—	909,694	117,613,516
Acquisition costs	(11,375)	—	(2,388,991)
Net cash provided by (used in) investing activities	(352,699)	299,732	(19,993,647)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	—	—	215,015,674
Repayments of long-term debt	(63,021)	—	(63,021)
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by (used in) financing activities	(63,021)	—	214,567,216

Increase (decrease) in cash and cash equivalents	(4,841,753)	(5,194,286)	19,960,809

Cash and cash equivalents:
Beginning of period	24,802,562	20,159,201	—
End of period	$19,960,809	$14,964,915	$19,960,809

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897,000
Change in unrealized loss on short-term securities—available-for-sale	$—	$(2,041)	$—
Issuance of common stock and warrants in satisfaction of liabilities	$—	$—	$545,000
Issuance of common stock for building purchase	$—	$—	$750,000
Assumption of long-term debt for building purchase	$—	$—	$2,199,792
Issuance of common stock for Ercole assets	$7,918,059	$—	$—
Assumption of liabilities for Ercole assets	$2,280,850	$—	$—

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month period ended March 31, 2008 and 2007 and the financial information as of March 31, 2008 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

The fair market values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three Months Ended March 31,	2008	2007
Risk-free interest rate	2.28%	4.91%
Expected dividend yield	0%	0%
Expected lives	8.3 years	8.0 years
Expected volatility	89%	90%

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

A summary of the Company’s stock option compensation activity with respect to the fiscal quarter ended March 31, 2008 follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,304,453	$4.60
Granted	1,401,807	$1.25
Exercised	—	$—
Canceled or expired	(509,087)	$6.48
Outstanding at March 31, 2008	7,197,173	$3.81	6.29	$—

Vested at March 31, 2008 and expected to vest	7,153,905	$3.82	6.27	$—

Exercisable at March 31, 2008	5,033,748	$4.37	5.07	$—

The weighted average fair value per share of stock-based payments granted to employees during the three months ended March 31, 2008 and March 31, 2007 was $0.99 and $2.25, respectively. During the same periods, the total intrinsic value of stock options exercised were $0 and $0, and the total fair value of stock options that vested were $877,204 and $1,303,398, respectively.

As of March 31, 2008, there was $3,315,423 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.0 years.

During the first quarter of fiscal 2008, no stock options were exercised. The Company is obligated to issue shares reserved under the 2002 Equity Incentive Plan upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Plan.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Research and development	$504,018	$397,037
General and administrative	373,186	1,963,733
Total	$877,204	$2,360,770

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

During the first quarter of 2008 the total compensation expense for participants in the ESPP was $7,490 using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $0.86, expected life of six months, risk free interest rate of 3.57%, volatility of 43.12%, and no dividend yield. During the first quarter of 2007 the total compensation expense for participants in the ESPP was $7,849 using the Black-Scholes option-pricing model with a weighted average estimated fair value per share of $1.26, expected life of six months, risk free interest rate of 5.17%, volatility of 70.90%, and no dividend yield. At March 31, 2008, 208,585 shares remain available for purchase through the plan and there were 86 employees eligible to participate in the plan, of which 28 were participants.

After the acquisition of Ercole Biotechnology, Inc (“Ercole”), the Company recognized severance payments to certain Ercole employees of $401,501 in the first quarter of 2008 to be paid using the Company’s common stock.

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

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted is expensed when the measurement date is known. The performance for services was satisfied on the grant date for stock options granted to non-employees. The total fair value of the options granted to non-employees during the three months ended March 31, 2008 and March 31, 2007 was $103,459 and $312,637 which was expensed to research and development, respectively.

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

Three Months Ended March 31,	2008	2007
Risk-free interest rate	1.6%-2.5%	4.4%-4.5%
Expected dividend yield	0%	0%
Expected lives	.7-4.7 years	1.7-3.1 years
Expected volatility	61.2%-77.0%	79.8%-88.9%

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

Fair Value of Financial Instruments. The Company measures at fair value certain financial assets and liabilities, including cash equivalents. SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

	Fair Value Measurement as of March 31, 2008
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$19,960,809	$19,960,809	—	—

Short-term securities—available-for-sale	$274,209	$274,209	—	—

Total	$20,235,018	$20,235,018	—	—

The Company has deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Items in this classification include goodwill, intangible assets, long term investments, pension obligations, and certain other items.

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

Note 2. Liquidity

Since its inception in 1980 through March 31, 2008, the Company has incurred losses of approximately $241 million, and is still in the development stage. The Company has not generated any material revenue from product sales to date and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

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

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. During the quarter ended March 31, 2008, the Company recognized $3,945,072 in research contract revenue from this contract. Funding under this contract is expected over three years, with approximately $24.5 million committed through the end of 2008 (including amounts received in 2007), and the remainder anticipated in the first five months of 2009.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NeuGene® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all four of these projects. The Company expects that funding under these signed contracts will be completed over the next 12 months. During the quarter ended March 31, 2008, the Company recognized $1,630,760 in research contract revenue from these contracts.

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

Three Months Ended March 31,	2008	2007
Net loss	$(15,014,476)	$(8,224,284)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares Outstanding for computing basic earnings per share	65,321,986	53,241,730
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	65,321,986	53,241,730
Net loss per share - basic and diluted	$(0.23)	$(0.15)

*  Warrants and stock options to purchase 21,499,569 and 15,173,475 shares of common stock as of March 31, 2008 and 2007, respectively, were excluded from the earnings per share calculation as their effect would have been antidilutive.

Note 4. Comprehensive loss and securities available for sale

Comprehensive loss includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive loss” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale. At March 31, 2008 and December 31, 2007, the Company’s investments in marketable securities had gross unrealized gains (losses) of $0 and $0, respectively. The unrealized difference between the adjusted cost and the fair market value of these securities has been reflected as a separate component of shareholders’ equity. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2008	2007

Net loss	$(15,014,476)	$(8,224,284)
Unrealized loss on marketable securities	—	(2,041)

Total comprehensive loss	$(15,014,476)	$(8,226,325)

Note 5. Acquisition of Ercole

On March 20, 2008, the Company acquired all of the stock of Ercole Biotechnology, Inc (“Ercole”) in exchange for 5,647,016 shares of AVI common stock. The transaction included assumption of $1.5 million in liabilities of Ercole. The AVI common stock was valued at approximately $8.1 million. AVI also issued warrants to purchase AVI stock to settle certain outstanding warrants held in Ercole. These warrants are classified in equity. The acquisition was aimed at consolidating AVI’s position in directed alternative RNA splicing therapeutics. Ercole and the Company had been collaborating since 2006 to develop drug candidates, including AVI-4658, currently in clinical testing in the United Kingdom for the treatment of Duchenne muscular dystrophy. Ercole has other ongoing discovery research programs.

Ercole has been a development stage company since inception and does not have a product for sale. The Company is retaining a limited number of Ercole employees and plans on incorporating in-process technology of Ercole into the Company’s processes. The acquisition of Ercole did not meet the definition of a business under EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” and, therefore, is being accounted for as an asset acquisition.

The total estimated purchase price of $10.3 million has been allocated as follows:

Cash	$54,000
A/R	$76,000
Prepaid Expenses	$7,000
Fixed Assets	$10,000
Patents	$190,000
Acquired In-Process Research and Development	$9,916,000

The acquired pending patents have an expected expiration date of 2026. Acquired in-process research and development consists of other discovery research programs in areas including beta thalassemia and soluble tumor necrosis factor receptor. As these programs were in development at the time of acquisition, there were significant risks associated with completing these projects, and there were no alternative future uses for these projects, the associated value has been considered acquired in-process research and development.

Note 6. Other current assets

Amounts included in other current assets are as follows:

	March 31, 2008	December 31, 2007

Prepaid expenses	$670,773	$388,371
Prepaid rents	118,740	96,077
Restricted cash	285,520	282,830

Other current assets	$1,075,033	$767,278

Starting in April 2006, the Company was required to pledge $150,000 as collateral for company credit cards issued to certain employees. Starting in April 2007, the Company was required to pledge $125,000 as collateral for payments on long-term debt. The Company classifies these amounts as restricted cash. As of March 31, 2008, restricted cash including accrued interest was $285,520. The remaining components of other current assets include normally occurring prepaid expenses and rents.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at March 31, 2008 and at December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the three months ended March 31, 2008.

At March 31, 2008, the Company had net deferred tax assets of approximately $95,000,000. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, federal and state R&D credit carryforwards, share-based compensation expense and intangibles. Due to uncertainties surrounding its ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the Internal Revenue Code rules under Section 382 could limit the future use of its net operating loss and R&D credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2007 and the “Risk Factors” contained in such report.

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue our research and development efforts and enter additional collaborative efforts. As of March 31, 2008, our accumulated deficit was $241,372,031.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $5,624,617 in the first quarter of 2008 from $536,042 in the comparable period in 2007, due to increases in research contracts revenues of $5,105,575, partially offset by decreases in grants revenues of $19,500.

Operating expenses increased to $19,371,761 in the first quarter of 2008 from $10,621,526 in the first quarter of 2007, due primarily to $9,916,271 of acquired in-process research and development associated with the acquisition of Ercole Biotechnology, Inc (“Ercole”), as well as increases in research and development which increased to $7,472,811 in the first quarter of 2008 from $6,317,641 in the first quarter of 2007. These increases were partially offset by decreases in general and administrative, which decreased to $1,982,679 in the first quarter of 2008 from $4,303,885 in the comparable period in 2007. Research and development increased to $7,472,811 in the first quarter of 2008 from $6,317,641 in the first quarter of 2007. This research and development increase was due primarily to government research contract expense of approximately $800,000, increases in compensation costs of approximately $580,000, severance payments to certain Ercole employees of approximately $402,000, increases in net clinical expenses of approximately $400,000, partially offset by decreases in professional consultant costs of approximately $425,000, decreases in chemical costs of approximately $245,000, decreases in purchases of government contract related equipment of approximately $225,000 and decreases in amortization of patents and leaseholds of approximately $190,000. The general and administrative decrease was due primarily to decreases in employee costs of approximately $2,160,000, of which approximately $1,620,000 (including $562,500 in cash compensation and $1,057,372 in SFAS 123R expenses) was related to the Separation and Release Agreement with the Company’s former Chief Executive Officer during the first quarter of 2007, as well as, decreases in SFAS 123R expenses of approximately $530,000. General and administrative expenses also includes a decrease in legal expenses of approximately $150,000. Net interest income decreased to $167,352 in the first quarter of 2008 from $362,509 in the first quarter of 2007 due to decreases in average cash, cash equivalents and short-term securities, as well as, decreases in average interest rates of the Company’s interest earning investments. For the first quarter of 2008, the Company recognized a loss on warrant liability of $1,434,684 compared to a gain on warrant liability in the first quarter of 2007 of $1,498,691. The gain (loss) on warrant liability is a function of the Company’s stock price and fluctuates as the market price of the Company’s stock fluctuates.

Liquidity and Capital Resources

The Company does not expect any material revenues in 2008 or 2009 from its business activities, other than from potential government grants and research contracts. The Company expects that its cash requirements through 2008 will be satisfied by existing cash resources. To fund its operations beyond 2008, the Company will need to secure additional funds. Such funds could come from technology license fees, government grants and research contracts, and accessing capital markets.

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). In February 2008, the contract was extended into the first five months of 2009. The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. Funding under this contract is expected over three years, with approximately $24.5 million committed through the end of 2008 (including amounts received in 2007), and the remainder anticipated in the first five months of 2009. In the first quarter of 2008, the Company recognized $3,945,072 in research contract revenue from this contract.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NEUGENE® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all four of these projects. The Company expects that funding under these signed contracts will be received over the next 12 months. In the first quarter of 2008, the Company recognized $1,630,760 in research contract revenue from this contract.

The Company’s cash, cash equivalents and short-term securities were $20,235,018 at March 31, 2008, compared with $25,074,413 at December 31, 2007. The decrease of $4,839,395 was due primarily to $4,426,033 used in operations and $338,966 used for purchases of property and equipment and patent related costs. This decrease included approximately $900,000 advanced to Ercole for its use in retiring certain of its debts prior to closing of the Ercole asset purchase.

The Company’s short-term securities may include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days at the time of purchase and less than one year from the balance sheet date. The Company classifies its investment securities as available-for-sale and, accordingly, such investment securities are stated on the balance sheet at their fair market value with unrealized gains (losses) recorded as a separate component of shareholders’ equity and comprehensive income (loss).

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

The Company expects to continue to incur losses as it continues its research and development activities and related regulatory work and collaborative efforts. For 2008, the Company expects expenditures for operations, net of government funding, including collaborative efforts, and GMP facilities to be approximately $19 to $22 million. Expenditures for 2008 could increase if the Company undertakes additional collaborative efforts. If necessary, however, the Company’s management has the ability to significantly curtail certain expenditures because a significant amount of the Company’s costs are variable.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2007 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.   None

Item 1A.  Risk Factors.

There has been no substantial changes in the Company’s “Risk Factors” contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3 Defaults Upon Senior Securities.   None

Item 4. Submission of Matters to a Vote of Securities Holders.   None

Item 5. Other Information.   None

Item 6.  Exhibits

		Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated March 12, 2008 by and among AVI BioPharma, Inc., EB Acquisition Corp., and Ercole Biotech, Inc. and Stockholder Representative	8-K	1-14895	2.1	3/13/08
3.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
3.2	First Restated Bylaws of AVI BioPharma, Inc.	8-K	1-14895	3.5	2/7/08
3.3	First Amendment to Third Restated Articles of Incorporation	8-K	0-22613	3.3	9/30/98
3.4	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
10.63	Employment Agreement dated February 8, 2008 by and between AVI BioPharma, Inc. and Leslie Hudson, Ph.D.					X
31.1	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer, Mark M. Webber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32	Certification of the Company’s Chief Executive Officer, K. Michael Forrest, and Chief Financial Officer, Mark M. Webber, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

Date:	May 12, 2008	AVI BIOPHARMA, INC.

		By:	/s/ LESLIE HUDSON, Ph.D.
Leslie Hudson, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ MARK M. WEBBER
Mark M. Webber
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)