Form 10-Q
period 2008-09-30
AVI BIOPHARMA INC
filed 2008-11-10
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	71,161,072
(Class)	(Outstanding at November 7, 2008)

AVI BIOPHARMA, INC.

FORM 10-Q

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – September 30, 2008 and December 31, 2007 (unaudited)	2

	Statements of Operations – Three and Nine Months Ended September 30, 2008 and 2007 and from July 22, 1980 (inception) through September 30, 2008 (unaudited)	3

	Statements of Cash Flows – Nine Months Ended September 30, 2008 and 2007 and from July 22, 1980 (Inception) through September 30, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

AVI BioPharma, Inc.

(A Development Stage Company)
Balance SHEETS

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$14,081,213	$24,802,562
Short-term securities—available-for-sale	279,528	271,851
Accounts receivable	4,076,586	2,869,760
Other current assets	1,222,654	767,278
Total Current Assets	19,659,981	28,711,451

Property and Equipment, net of accumulated depreciation and amortization of $12,630,586 and $11,816,549	6,277,736	6,825,145
Patent Costs, net of accumulated amortization of $1,858,214 and $1,725,074	3,542,520	3,066,625
Other Assets	34,709	34,709
Total Assets	$29,514,946	$38,637,930

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$3,258,153	$3,026,072
Accrued employee compensation	1,684,540	1,171,666
Long-term debt, current portion	73,672	71,099
Warrant liability	2,970,857	4,414,657
Deferred revenue	2,243,750	737,500
Other liabilities	435,086	331,335
Total Current Liabilities	10,666,058	9,752,329

Commitments and Contingencies

Long-term debt, non-current portion	2,015,124	2,070,704
Other long-term liabilities	495,002	433,149

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 71,161,072 and 64,449,094 issued and outstanding	7,116	6,445
Additional paid-in capital	265,501,292	252,732,858
Deficit accumulated during the development stage	(249,169,646)	(226,357,555)
Total Shareholders’ Equity	16,338,762	26,381,748
Total Liabilities and Shareholders’ Equity	$29,514,946	$38,637,930

See accompanying notes to financial statements

AVI BioPharma, Inc.

(A Development Stage Company)
STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,		July 22, 1980 (inception) through
	2008	2007	2008	2007	September 30, 2008

Revenues from license fees, grants and research contracts	$5,170,663	$2,911,406	$15,778,243	$5,798,872	$36,744,253

Operating expenses:
Research and development	7,934,886	9,880,480	23,572,395	25,358,937	205,980,012
General and administrative	3,173,942	1,544,512	6,853,417	7,879,193	57,006,310
Acquired in-process research and development	—	—	9,916,271	—	29,461,299
	11,108,828	11,424,992	40,342,083	33,238,130	292,447,621

Other income (loss):
Interest income, net	60,147	182,320	307,949	848,397	8,741,467
Gain (loss) on warrant liability	(168,975)	1,296,322	1,443,800	3,550,330	10,931,101
Realized gain on sale of short-term securities— available-for-sale	—	—	—	—	3,862,502
Write-down of short-term securities— available-for-sale	—	—	—	—	(17,001,348)
	(108,828)	1,478,642	1,751,749	4,398,727	6,533,722

Net loss	$(6,046,993)	$(7,034,944)	$(22,812,091)	$(23,040,531)	$(249,169,646)

Net loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.33)	$(0.43)

Weighted average number of common shares outstanding for computing basic and diluted loss per share	71,150,972	53,693,693	69,160,118	53,500,250

See accompanying notes to financial statements

AVI BioPharma, Inc.

(A Development Stage Company)
STATEMENTS OF CASH FLOws

(unaudited)

	Nine months ended September 30,		For the Period July 22, 1980 (Inception) to
	2008	2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(22,812,091)	$(23,040,531)	$(249,169,646)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,043,428	1,506,768	15,877,526
Loss on disposal of assets	10,797	58,584	385,356
Realized gain on sale of short-term securities— available-for-sale		—	(3,862,502)
Write-down of short-term securities—available-for-sale		—	17,001,348
Issuance of common stock and warrants to vendors	687,833	700,000	2,762,833
Compensation expense on issuance of common stock and partnership units	149,878	—	1,011,533
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	179,687	312,637	3,135,377
Stock-based compensation	3,103,180	3,933,926	12,703,587
Conversion of interest accrued to common stock		—	7,860
Acquired in-process research and development	9,916,271	—	29,461,299
Gain on warrant liability	(1,443,800)	(3,550,330)	(10,931,101)
Decrease (increase) in:
Accounts receivable and other current assets	(1,181,175)	(1,916,573)	(4,818,213)
Other assets	(235,009)	—	(269,718)
Net increase (decrease) in accounts payable, accrued employee compensation, deferred revenue, and other liabilities	716,403	4,646,244	6,653,136
Net cash used in operating activities	(9,864,598)	(17,349,275)	(180,051,325)

Cash flows from investing activities:
Purchase of property and equipment	(363,614)	(1,151,800)	(16,932,005)
Patent costs	(419,035)	(651,649)	(5,751,279)
Purchase of marketable securities	(7,677)	(110,417)	(112,983,890)
Sale of marketable securities		2,896,443	117,613,516
Acquisition costs	(11,375)	—	(2,388,991)
Net cash (used in) provided by investing activities	(801,701)	982,577	(20,442,649)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	43,518	68,769	215,059,192
Repayments of long-term debt	(98,568)		(98,568)
Buyback of common stock pursuant to rescission offering	—	—	(288,795)
Withdrawal of partnership net assets	—	—	(176,642)
Issuance of convertible debt	—	—	80,000
Net cash provided by financing activities	(55,050)	68,769	214,575,187

(Decrease) increase in cash and cash equivalents	(10,721,349)	(16,297,929)	14,081,213

Cash and cash equivalents:
Beginning of period	24,802,562	20,159,201	—
End of period	$14,081,213	$3,861,272	$14,081,213

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897,000
Change in unrealized gain (loss) on short-term securities—available-for-sale	$—	$(18,418)	$—
Issuance of common stock and warrants in satisfaction of liabilities	$—	$—	$545,000
Issuance of common stock for building purchase	$—	$750,000	$750,000
Assumption of long-term debt for building purchase	$—	$2,199,792	$2,199,792
Issuance of common stock for Ercole assets	$8,075,233	$—	$—
Assumption of liabilities for Ercole assets	$2,124,274	$—	$—

See accompanying notes to financial statements

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2008 and 2007 and the financial information as of September 30, 2008 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

The fair market values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Three and Nine Months Ended September 30,	2008	2007
Risk-free interest rate	1.9%-4.4%	4.5%-5.1%
Expected dividend yield	0%	0%
Expected lives	3.6-9.1 years	3.7-8.7 years
Expected volatility	81.0%-90.7%	84.1%-90.6%

The risk-free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future. The expected lives are estimated using expected and historical exercise behavior. The expected volatility is estimated using historical calculated volatility.

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

A summary of the Company’s stock option compensation activity with respect to the nine months ended September 30, 2008 is as follows:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,304,453	$4.60
Granted	2,741,007	$1.27
Exercised	(6,761)	$1.31
Canceled or expired	(898,636)	$5.09
Outstanding at September 30, 2008	8,140,063	$3.42	6.14	$—

Vested at September 30, 2008 and expected to vest	8,080,095	$3.44	6.11	$—

Exercisable at September 30, 2008	5,141,665	$4.29	4.12	$—

The weighted average fair value per share of stock-based payments granted to employees during the nine months ended September 30, 2008 and September 30, 2007 was $1.04 and $2.26, respectively. During the same periods, the total intrinsic value of stock options exercised were $1,831 and $4,937, and the total fair value of stock options that vested were $2,486,455 and $2,876,554, respectively.

As of September 30, 2008, there was $3,022,123 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.0 years.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Research and development	$342,246	$1,232,762
General and administrative	660,597	1,253,693
Total	$1,002,843	$2,486,455

	Three Months Ended September 30,2007	Nine Months Ended September 30, 2007
Research and development	$497,002	$1,381,687
General and administrative	282,088	1,494,867
Total	$779,090	$2,876,554

The 2000 Employee Stock Purchase Plan (ESPP) provides that eligible employees may contribute, through payroll, deductions of up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors related to the ESPP, based on estimated fair values. During the three and nine-month periods ended September 30, 2008 and 2007, the total compensation expense for participants in the ESPP was immaterial.

After the acquisition of Ercole Biotechnology, Inc. (“Ercole”) in March 2008, the Company recognized severance payments to certain Ercole employees of $616,725 paid using the Company’s common stock.

On March 27, 2007, in connection with his resignation, the Company entered into a Separation and Release Agreement with AVI’s former Chairman and Chief Executive Officer. Pursuant to this agreement, he may exercise his previously granted options until the earlier of the termination date specified in the respective stock option grant agreements or March 28, 2010. This modification of these stock options increased compensation costs by $1,057,372 for the nine months ended September 30, 2007.

In the first quarter of 2008, the Company granted 333,000 shares of restricted stock to its new Chief Executive Officer.  These shares vest over a period of four years.  During the three and nine-month periods ended September 30, 2008, the Company recognized compensation expense related to these shares of $16,003 and $149,878, respectively.

On September 18, 2008, the Company’s President and Chief Operating Officer resigned. In accordance with his existing employment agreement, he may exercise his previously granted options until the earlier of the termination date specified in the respective stock option grant agreements or March 18, 2010. This acceleration of the vesting of these stock options resulted in additional compensation costs of $382,419 for the three and nine-month periods ended September 30, 2008.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted with no performance or market conditions is expensed when the measurement date is known.

In the third quarter of 2008, the Company granted options to purchase 100,000 shares to a non-employee.  Of these options, 20,000 vested immediately and were expensed as of the grant date, 60,000 had market conditions and 20,000 had performance conditions. Of the 60,000 options with market conditions, the criteria with respect to 40,000 were not met, and such options were canceled during the quarter; the fair value of the remaining 20,000 options with market conditions was not material.  Of the 20,000 options with performance conditions, the performance conditions were not considered probable as of September 30, 2008, and therefore no expense was recognized during the period.

For the nine months ended September 30, 2008 and 2007, the Company recognized $179,687 and $312,637, respectively, in research and development expenses for options granted to non-employees.

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

Three and Nine Months Ended September 30,	2008	2007
Risk-free interest rate	0.9%-3.0%	3.9%-4.0%
Expected dividend yield	0%	0%
Expected lives	0.2-4.2 years	1.2-2.6 years
Expected volatility	63.6%-78.5%	57.6%-71.2%
Market value of stock at beginning of year	$1.41	$3.18
Market value of stock at end of period	$1.21	$2.55

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

A summary of the Company’s warrant activity with respect to the nine months ended September 30, 2008 is as follows:

Warrants	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2008	13,856,411	$8.12
Granted	445,985	$1.77
Canceled or expired	(2,565,000)	$7.00
Outstanding at September 30, 2008	11,737,396	$8.12	2.66

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

Level 3—Valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

	Fair Value Measurement as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$14,081,213	$14,081,213	—	—
Short-term securities—available-for-sale	279,528	279,528	—
Warrants classified as liabilities	2,970,857	—	—	$2,970,857
Total	$17,331,598	$14,360,741	—	$2,970,857

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (Statement 159). Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s 2008 fiscal year. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

License Arrangements.  License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company has continuing involvement through research and development services that are required because its know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement.

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process.

Government Research Contract Revenue.  The Company recognizes revenues from federal research contracts during the period in which the related expenditures are incurred. The Company presents these revenues and related expenses gross in the consolidated financial statements in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

Note 2.  Liquidity

Since its inception in 1980 through September 30, 2008, the Company has incurred losses of approximately $249 million, and is still in the development stage. The Company has not generated any material revenue from product sales to date and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company will require substantial additional financing. There is no assurance that such financing will be available when needed or that the

Company’s planned products will be commercially successful. The Company believes it has adequate cash for the next twelve months, subject to its ability to secure additional government awards, collaboration agreements, or capital in the equity markets. For 2008, the Company expects expenditures for operations, net of government funding, including collaborative efforts and GMP facilities to be approximately $14 to $16 million. Expenditures for 2008 could exceed this level if the Company undertakes additional collaborative efforts.

In December 2006, the Company announced the execution of a two-year, $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. The Company recognized $4,924,791 and $13,555,621 in research contract revenues from this contract in the third quarter and first nine months of 2008, respectively, and has recognized $21,574,010 in total revenues to date from this contract. Funding under this contract is expected over three years, with approximately $24.5 million committed through the end of 2008 (including amounts received in 2007).  The Company has requested a no-cost extension of this contract, which the Company expects to be granted, the result of which is that the Company anticipates receiving the remaining $3.5 million during the first five months of 2009.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NeuGene® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and Dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all four of these projects. The Company expects that funding under these signed contracts will be completed over the next 12 months. During the three and nine months ended September 30, 2008, the Company recognized $193,391 and $2,100,106, respectively, in research contract revenue from these contracts. As of September 30, 2008, approximately $5.0 million in additional funding remains available under these contracts.

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

Note 3. Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock, our convertible notes and convertible note hedges are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. The Company is currently determining the impact, if any, that EITF 07-05 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development (“IPR&D”), and testing for impairment and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively.

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

The Company’s basic and diluted EPS were as follows for the periods indicated:

Three Months Ended September 30,	2008	2007
Net loss	$(6,046,993)	$(7,034,944)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	71,150,972	53,693,693
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	71,150,972	53,693,693
Net loss per share - basic and diluted	$(0.08)	$(0.13)

Nine Months Ended September 30,	2008	2007
Net loss	$(22,812,091)	$(23,040,531)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	69,160,118	53,500,250
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	69,160,118	53,500,250
Net loss per share - basic and diluted	$(0.33)	$(0.43)

*  Warrants and stock options to purchase 19,877,459 and 14,807,629 shares of common stock as of September 30, 2008 and 2007, respectively, were excluded from the earnings per share calculation as their effect would have been antidilutive.

Note 5.   Comprehensive Loss and securities available for sale

Comprehensive loss includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive loss” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale. Any unrealized difference between the adjusted cost and the fair market value of these securities is reflected as a separate component of shareholders’ equity.  At September 30, 2008 and December 31, 2007, there were no unrealized gains on the Company’s investments in marketable securities. The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(6,046,993)	$(7,034,944)	$(22,812,091)	$(23,040,531)
Unrealized loss on marketable securities	—	—	—	(18,418)

Total comprehensive loss	$(6,046,993)	$(7,034,944)	$(22,812,091)	$(23,058,949)

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

Ercole has been a development stage company since inception and does not have a product for sale. The Company is retaining a limited number of Ercole employees and plans on incorporating in-process technology of Ercole into the Company’s processes. The acquisition of Ercole did not meet the definition of a business under EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and, therefore, is being accounted for as an asset acquisition.

The total estimated purchase price of $10.3 million has been allocated as follows:

Cash	$54,000
A/R	$76,000
Prepaid Expenses	$7,000
Fixed Assets	$10,000
Patents	$190,000
Acquired In-Process Research and Development	$9,916,000

The pending patents acquired as part of the Ercole acquisition have an expected expiration date of 2026. Acquired in-process research and development consists of other discovery research programs in areas including beta thalassemia and soluble tumor necrosis factor receptor. As these programs were in development at the time of acquisition, there were significant risks associated with completing these projects, and there were no alternative future uses for these projects, the associated value has been considered acquired in-process research and development.

Note 7.   Other current assets

Amounts included in other current assets are as follows:

	September 30, 2008	December 31, 2007

Prepaid expenses	$828,340	$388,371
Prepaid rents	113,254	96,077
Restricted cash	281,060	282,830

Other current assets	$1,222,654	$767,278

Starting in April 2006, the Company was required to pledge $150,000 as collateral for Company credit cards issued to certain employees. Starting in April 2007, the Company was required to pledge $125,000 as collateral for payments on long-term debt. The Company classifies these amounts as restricted cash. As of September 30, 2008, restricted cash, including accrued interest, was $281,060. The remaining components of other current assets include normally occurring prepaid expenses and rents.

Note 8.   Deferred Revenue

At September 30, 2008, the Company had deferred revenue of $2,243,750, which represents up-front fees received from third parties pursuant to certain contractual arrangements. The Company will recognize the revenue from these contracts upon the achievement of certain performance milestones, as specified in the agreements.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at September 30, 2008 and at December 31, 2007, and has not recognized interest or penalties in the statement of operations for the nine months ended September 30, 2008.

At September 30, 2008, the Company had net deferred tax assets of approximately $95 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, federal and state R&D credit carryforwards, share-based compensation expense and intangibles. Due to uncertainties surrounding its ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets. Additionally, the Internal Revenue Code rules under Section 382 could limit the future use of its net operating loss and R&D credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, have had no material revenues from the sale of products or other sources, and do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue our research and development efforts and enter into additional collaborative efforts. As of September 30, 2008, the Company’s accumulated deficit was $249,169,646.

Results of Operations

Revenues, from license fees, grants and research contracts, increased to $5,170,663 in the third quarter of 2008 from $2,911,406 in the third quarter of 2007, primarily due to increases in research contract revenues of $2,270,078, partially offset by a decrease in grant revenues of $10,821. For the nine months ended September 30, 2008, revenues, from license fees, grants and research contracts, increased to $15,778,243 from $5,798,872 for the comparable period in 2007, due to increases in research contract revenues of $10,012,002, partially offset by a decrease in grant revenues of $35,132.

Operating expenses decreased to $11,108,828 in the third quarter of 2008 from $11,424,992 in the third quarter of 2007. This decrease was due to a decline in research and development, which decreased to $7,934,886 in the third quarter of 2008 from $9,880,480 in the third quarter of 2007, partially offset by an increase in general and administrative to $3,173,942, compared with $1,544,512 for the third quarter of 2007.

The decrease in research and development in the third quarter of 2008 was due primarily to decreases of approximately $2,876,000 in contracting costs for the production of GMP subunits, which are used by the Company to manufacture compounds for future clinical trials, decreases in the purchases of equipment for government research contracts of approximately $323,000, and decreases in amortization of leaseholds of approximately $136,000, partially offset by increases in net clinical expenses of approximately $1,379,000 and government research contract expenses of approximately $180,000. The increase in general and administrative costs was primarily due to a $1,380,000 increase in employee compensation in the third quarter of 2008 as compared with the third quarter of 2007.  This increase in compensation was due to a number of factors, including $630,000 of severance for the Company’s former President and Chief Operating Officer, who resigned during the quarter; an increase in stock-based compensation of approximately $400,000, primarily due to the acceleration of the vesting of the former President and Chief Operating Officer’s stock options; and approximately $195,000 in relocation expenses paid on behalf of certain executive officers. The increase in general and administrative costs for the quarter also reflects an increase in accounting and auditing expenses of $189,000 and an increase in corporate travel of $102,000.

For the nine months ended September 30, 2008, operating expenses increased to $40,342,083 from $33,238,130 for the comparable period of 2007.  This increase was due to $9,916,271 of acquired in-process research and development associated with the acquisition of Ercole Biotechnology, Inc. (“Ercole”), partially offset by a decrease in research and development to $23,572,395 from $25,358,937 for the first nine months of 2007 and a decrease in general and administrative to $6,853,417 from $7,879,193 for the comparable 2007 period.

The decrease in research and development expenses for the nine months ended September 30, 2008 was due primarily to decreases in contracting costs for the production of GMP subunits of approximately $3,176,000, a decrease in government research contract expenses of approximately $770,000, a decrease in amortization of leaseholds of approximately

$409,000, a decrease in chemical costs of approximately $312,000, a decrease in the purchases of equipment for government research contracts of approximately $261,000 and a decrease of $100,000 in amortization of patent costs.  These amounts were partially offset by an increase in net clinical expenses of approximately $1,949,000, an increase in compensation costs of approximately $715,000 and an increase in professional consultants of approximately $576,000.  The decrease in general and administrative expenses for the nine months ended September 30, 2008 was due primarily to a decrease in compensation costs of approximately $843,000. This decrease in compensation reflects year 2007 expenses of approximately $1,620,000 (including $562,500 in cash compensation and $1,057,372 in SFAS 123R expenses) related to the Separation and Release Agreement with the Company’s former Chief Executive Officer, partially offset by year 2008 expenses of approximately $1,012,000 (including $630,000 in cash compensation and $382,000 in additional SFAS 123R expenses), pursuant to the resignation of the Company’s President and Chief Operating Officer in the third quarter of 2008. General and administrative expenses also includes decreases in legal expenses of approximately $318,000 and public and investor-relations costs of approximately $111,000, partially offset by increases in accounting and auditing expenses of $314,000.

Net interest income decreased to $60,147 in the third quarter of 2008 from $182,320 in the third quarter of 2007 and to $307,949 for the nine months ended September 30, 2008 from $848,397 for the comparable period in 2007. These declines were due to decreases in average cash, cash equivalents and short-term securities and decreases in average interest rates of the Company’s interest-earning investments. The loss on warrant liability was $168,975 in the third quarter of 2008, compared with a gain of $1,296,322 in the third quarter of 2007. For the nine months ended September 30, 2008, the gain on warrant liability was $1,443,800, compared with a gain of $3,550,330 for the comparable period in 2007. The gain (loss) on warrant liability is primarily a function of the Company’s stock price and fluctuates as the market price of the Company’s stock fluctuates.

Liquidity and Capital Resources

The Company does not expect any material revenues in the remainder of 2008 or 2009 from its business activities, other than from potential government grants and research contracts. The Company believes it has adequate cash for the next twelve months, subject to its ability to secure additional government awards, collaboration agreements, or capital in the equity markets.

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. Funding under this contract is expected over three years, with approximately $24.5 million committed through the end of 2008 (including amounts received in 2007). The Company has requested a no-cost extension of this contract, which the Company expects to be granted, the result of which is that the Company anticipates receiving the remaining $3.5 million during the first five months of 2009. The Company recognized $4,924,791 and $13,555,621 in research contract revenues from this contract in the third quarter and first nine months of 2008, respectively, and has recognized $21,574,010 in total revenues to date from this contract.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s NEUGENE® technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all four of these projects. The Company expects that funding under these signed contracts will be received over the next 12 months. In the quarter and nine-month period ended September 30, 2008, the Company recognized $193,391 and $2,100,106, respectively, in research contract revenues from this contract. As of September 30, 2008, approximately $5.0 million in additional funding remains available under these contracts.

The Company’s cash, cash equivalents and short-term securities totaled $14,360,741 at September 30, 2008, compared with $25,074,413 at December 31, 2007. The decrease of $10,713,672 was due primarily to $9,864,598 used in operations and $782,649 used for purchases of property and equipment and patent related costs. This decrease also included approximately $900,000 paid to Ercole for its use in retiring certain of its debts prior to closing of the Ercole asset purchase.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Chief Executive Officer and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 1A.   Risk Factors.

There have been no substantial changes in the Company’s “Risk Factors” contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2007.

The Company will need additional funds to continue operations at current levels.

As noted previously, the Company’s net cash use through the end of 2008 is expected to be approximately $4 to $6 million, assuming no material change in the Company’s operations, including clinical trials and research and development activities.  As of September 30, 2008, the Company had cash, cash equivalents and short-term securities of $14 million.  Thus, assuming no receipt of any material amounts of cash or cash equivalents and assuming no change in the Company’s net cash use rates, the Company expects to have cash available for operations of approximately $8 to $10 million at December 31, 2008.  Based on historical net cash use rates, the amount expected to be available at December 31, 2008 would satisfy the Company’s net cash needs only through the end of the second quarter in 2009, thereby requiring the Company to secure additional funds through additional government funding awards, the issuance of debt or equity securities or through collaboration efforts.  The recent credit crisis and retrenchment of the capital markets is likely to make the Company’s fund raising efforts more difficult than was the case earlier in 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
3.2	First Restated Bylaws of AVI BioPharma, Inc.	8-K	1-14895	3.5	2/7/08
3.3	First Amendment to Third Restated Articles of Incorporation	8-K	0-22613	3.3	9/30/98
3.4	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
10.65+	Employment Agreement dated July 24, 2008 by and between AVI BioPharma, Inc. and J. David Boyle II					X
10.66+	Amendment No. 1 to Employment Agreement dated August 1, 2008 by and between AVI BioPharma, Inc. and J. David Boyle II					X
31.1	Certification of the Company’s Chief Executive Officer, Leslie Hudson, Ph.D, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, J. David Boyle II, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification of the Company’s Chief Executive Officer, Leslie Hudson, Ph.D, and Chief Financial Officer, J. David Boyle II, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Portions of the materials in the exhibits marked with a “+” have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:November 10, 2008	AVI BIOPHARMA, INC.

	By:	/s/ LESLIE HUDSON, Ph.D.
Leslie Hudson, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Chief Financial Officer
(Principal Financial and Accounting Officer)