Form 10-Q
period 2009-03-31
AVI BIOPHARMA INC
filed 2009-05-11
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Issuer’s telephone number, including area code: 541-753-3635

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934 (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $.0001 par value	85,644,698
(Class)	(Outstanding at May 8, 2009)

AVI BIOPHARMA, INC.

FORM 10-Q

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$24,723	$11,192
Short-term securities—available-for-sale	285	282
Accounts receivable	3,126	4,971
Other current assets	645	599
Total Current Assets	28,779	17,044

Property and Equipment, net of accumulated depreciation and amortization of $13,207 and $12,919	4,934	5,189
Patent Costs, net of accumulated amortization of $1,959 and $1,927	3,269	3,268
Other assets	35	35
Total Assets	$37,017	$25,536

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,279	$2,014
Accrued employee compensation	964	1,306
Long-term debt, current portion	75	74
Warrant liability	6,815	1,254
Deferred revenue	2,159	2,190
Other liabilities	324	450
Total Current Liabilities	11,616	7,288

Commitments and Contingencies

Long-term debt, non-current portion	1,981	2,001
Other long-term liabilities	530	515

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 85,644,698 and 71,101,738 issued and outstanding	9	7
Additional paid-in capital	274,118	266,035
Accumulated other comprehensive income
Deficit accumulated during the development stage	(251,237)	(250,310)
Total Shareholders’ Equity	22,890	15,732
Total Liabilities and Shareholders’ Equity	$37,017	$25,536

See accompanying notes to financial statements

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

			July 22, 1980
	Three months ended March 31,		(Inception) through
	2009	2008	March 31, 2009

Revenues from license fees, grants and research contracts	$3,150	$5,625	$45,374

Operating expenses:
Research and development	4,495	6,903	210,531
General and administrative	2,220	2,553	67,544
Acquired in-process research and development		9,916	29,461
	6,715	19,372	307,536

Other income (loss):
Interest income and other, net	16	167	8,793
Gain (loss) on warrant liability	2,622	(1,435)	15,270
Realized gain on sale of short-term securities— available-for-sale	—	—	3,863
Write-down of short-term securities— available-for-sale	—	—	(17,001)
	2,638	(1,268)	10,925

Net loss	$(927)	$(15,015)	$(251,237)

Net loss per share - basic and diluted	$(0.01)	$(0.23)

Weighted average number of common shares outstanding for computing basic and diluted loss per share (in thousands)	80,759	65,188

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			For the Period
			July 22, 1980
	Three months ended March 31,		(Inception) through
	2009	2008	March 31, 2009

Cash flows from operating activities:
Net loss	$(927)	$(15,015)	$(251,237)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	367	349	16,670
Loss on disposal of assets	183	1	1,141
Realized gain on sale of short-term securities—
available-for-sale	—	—	(3,863)
Write-down of short-term securities—available-for-sale	—	—	17,001
Impairment charge on real estate owned	—	—	800
Issuance of common stock and warrants to vendors	—	—	2,903
Compensation expense on issuance of common stock and partnership units	45	118	1,073
Compensation expense to non-employees on issuance of options and warrants to purchase common stock or partnership units	78	104	3,213
Stock-based compensation	442	1,279	13,699
Conversion of interest accrued to common stock	—	—	8
Acquired in-process research and development	—	9,916	29,461
(Gain) loss on warrant liability	(2,622)	1,435	(15,270)
(Increase) decrease in:
Accounts receivable and other current assets	1,799	(1,408)	(3,687)
Other assets	—	—	(35)
Net increase in accounts payable, accrued employee compensation, and other liabilities	(980)	(1,205)	3,982
Net cash used in operating activities	(1,615)	(4,426)	(184,141)

Cash flows from investing activities:
Purchase of property and equipment	(37)	(150)	(16,975)
Patent costs	(259)	(189)	(6,439)
Purchase of marketable securities	(3)	(2)	(112,989)
Sale of marketable securities	—	—	117,613
Acquisition costs	—	(12)	(2,389)
Net cash used in investing activities	(299)	(353)	(21,179)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	15,464	—	230,561
Repayments of long-term debt	(19)	(63)	(132)
Buyback of common stock pursuant to rescission offering	—	—	(289)
Withdrawal of partnership net assets	—	—	(177)
Issuance of convertible debt	—	—	80
Net cash provided by (used in) financing activities	15,445	(63)	230,043

Increase (decrease) in cash and cash equivalents	13,531	(4,842)	24,723

Cash and cash equivalents:
Beginning of period	11,192	24,803	—
End of period	$24,723	$19,961	$24,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$24	$25	$232
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897
Issuance of common stock and warrants in satisfaction of liabilities	$—	$—	$545
Issuance of common stock for building purchase	$—	$—	$750
Assumption of long-term debt for building purchase	$—	$—	$2,200
Issuance of common stock for Ercole assets	$—	$8,075	$8,075
Assumption of liabilities for Ercole assets	$—	$2,124	$2,124
Issuance of common stock and warrants in satisfaction of employee bonuses	$239	$—	$239

See accompanying notes to financial statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month period ended March 31, 2009 and 2008 and the financial information as of March 31, 2009 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications.  Certain prior year amounts have been reclassified to conform to current year presentation. These changes did not have a significant impact on Company’s net loss, assets, liabilities, shareholders’ equity or cash flows.

Estimates and Uncertainties. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2.  Fair Value Measurements

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

Level 3—Valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets measured at fair value on a recurring basis consisted of the following as of March 31, 2009:

	Fair Value Measurement as of March 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Short-term securities—available-for-sale	$285	$285	—	—
Total	$285	$285	$—	$—

The Company’s liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of March 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Warrants	$6,815	—	—	$6,815
Total	$6,815	$—	$—	$6,815

A reconciliation of the change in value of the Company’s warrants for the three months ended March 31, 2009 is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs
(in thousands)	(Level 3)

Balance at January 1, 2009	$1,254
Total unrealized gains included in earnings	(2,622)
Issuances	8,183
Balance at March 31, 2009	$6,815
The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to warrants still held at March 31, 2009
$2,622

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 3.  Revenue Recognition

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

The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of Company performance under the other elements of the arrangement. In addition, if the Company has continuing involvement through research and development services that are required because its know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement. At March 31, 2009, the Company had deferred revenue of $2.2 million, which represents up-front fees received from third parties pursuant to certain contractual arrangements. The Company will recognize the revenue from these contracts upon the achievement of certain performance milestones, as specified in the agreements.

Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process.

Note 4.  Patents

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

Note 6. Other Current Assets

Amounts included in other current assets are as follows:

(in thousands)	March 31, 2009	December 31, 2008

Prepaid expenses	$253	$316
Prepaid rents	108	—
Restricted cash	284	283

Other current assets	$645	$599

Starting in April 2006, the Company was required to pledge $150,000 as collateral for company credit cards issued to certain employees. Starting in April 2007 the Company was required to pledge $125,000 as collateral for payments on long-term debt. The Company classifies these amounts as restricted cash. As of March 31, 2009, restricted cash including accrued interest was $285,000. The remaining components of other current assets include normally occurring prepaid expenses and rents.

Note 7.  Liquidity

The Company is in the development stage. Since its inception in 1980 through March 31, 2009, the Company has incurred losses of approximately $251 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and acquired in-process research and development reflecting two acquisitions. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company may require substantial additional financing. There can be no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. The Company believes it has sufficient cash to fund operations at least through the following twelve months, exclusive of future receipts from billings on existing government contracts. For 2009, the Company expects expenditures for operations, net of government funding, including collaborative efforts and GMP facilities to be approximately $10 to $12 million. This could increase if the Company undertakes additional collaborative efforts. However, if necessary in 2009, the Company believes it can reduce its expenditures because a significant amount of its costs are variable. Those estimated expenditures include amounts necessary to fulfill the Company’s obligations under its various collaborative, research and licensing agreements during 2009. The Company believes it will be awarded additional government funds to pursue the advanced development of its antiviral compounds and has assumed certain revenues from these awards in providing this guidance.  Should the Company not receive the additional awards, or should the timing be delayed, it may have a significant negative impact on these projections.

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. During the quarters ended March 31, 2009 and 2008, the Company recognized $1.7 million and $3.9 million, respectively, in research contract revenue from this contract. To date, the Company has recognized revenues of $26.5 million from this contract.  Funding of the remainder of the contract is anticipated in 2009.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s  technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all four of these projects. The Company expects that funding under these signed contracts will be completed over the next 12 months. During the quarters ended March 31, 2009 and 2008, the Company recognized $1.4 million and $1.6 million, respectively, in research contract revenue from these contracts. To date, the Company has recognized revenues of $8.3 million on these contracts. Funding of the remainder of these contracts is anticipated in 2009.

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

Note 8. Stock Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Plan. The fair value of stock grants is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Stock options granted to employees are service-based and typically vest over three years.

The fair market values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three Months Ended March 31,	2009	2008
Risk-free interest rate	1.2%-1.4%	1.9%-2.4%
Expected dividend yield	0%	0%
Expected lives	9.0 years	3.6-9.1 years
Expected volatility	92.0%-92.8%	81.0%-90.3%

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

A summary of the Company’s stock option compensation activity with respect to the fiscal quarter ended March 31, 2009 follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	7,540,873	$3.34
Granted	1,874,000	$1.01
Exercised	—	$—
Canceled or expired	(834,221)	$2.96
Outstanding at March 31, 2009	8,580,652	$2.87	6.76	$—

Vested at March 31, 2009 and expected to vest	8,507,722	$2.88	3.91	$—

Exercisable at March 31, 2009	4,934,162	$4.09	4.87	$—

The weighted average fair value per share of stock-based payments granted to employees during the three months ended March 31, 2009 and March 31, 2008 was $0.86 and $0.99, respectively. During the same periods, the total intrinsic value of stock options exercised were $0 and $0, and the total fair value of stock options that vested was $442,000 and $877,000, respectively.

As of March 31, 2009, there was $3,255,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.5 years.

During the first quarter of fiscal 2009, no stock options were exercised. The Company is obligated to issue shares reserved under the 2002 Equity Incentive Plan upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Plan.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

(in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Research and development	$278	$504
General and administrative	164	373
Total	$442	$877

The 2000 Employee Stock Purchase Plan (ESPP) provides that eligible employees may contribute, through payroll, deductions of up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors related to the ESPP, based on estimated fair values. During the three-month periods ended March 31, 2009 and 2008, the total compensation expense for participants in the ESPP was immaterial.

After the acquisition of Ercole in the first quarter of 2008, the Company recognized severance payments to certain Ercole employees of $617,000 paid using the Company’s common stock.

In the first quarter of 2009, the Company granted 60,000 shares of restricted stock to its Chief Medical Officer. These shares vest over a period of 181 days.  During the three-month period ended March 31, 2009, the Company recognized compensation expense related to these shares of $29,000.

In the first quarter of 2008, the Company granted 333,000 shares of restricted stock to its new Chief Executive Officer.  Of these shares, 100,000 vested immediately and the remaining 233,000 vest over a period of four years.  During the three-month periods ended March 31, 2009 and 2008, the Company recognized compensation expense related to these shares of $16,000 and $118,000, respectively.

The Company records the fair value of stock options granted to non-employees in exchange for services in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options granted is expensed when the measurement date is known. The performance for services was satisfied on the grant date for stock options granted to non-employees. The total fair value of the options granted to non-employees during the three months ended March 31, 2009 and 2008 was $78,000 and $104000, respectively, which was expensed to research and development.

Note 9.  Warrants

Certain of the Company’s warrants issued in connection with financing arrangements are classified as liabilities in accordance with EITF 00-19, “Accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock.” The fair market value of these warrants is recorded on the balance sheet at issuance and marked to market at each financial reporting period. The change in the fair value of the warrants is recorded in the Statement of Operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended March 31,	2009	2008
Risk-free interest rate	0.2%-1.9%	1.6%-2.5%
Expected dividend yield	0%	0%
Expected lives	0.3-5.5 years	0.7-4.7 years
Expected volatility	83.2%-140.6%	61.2%-77.0%
Warrants classified as liabilities	22,645,157	9,607,866
Warrants classified as equity	2,129,530	4,694,530
Market value of stock at beginning of year	$0.66	$1.41
Market value of stock at end of period	$0.66	$1.84

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

A summary of the Company’s warrant activity with respect to the three months ended March 31, 2009 is as follows:

Warrants	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2009	10,123,759	$8.54
Granted (Note 12)	14,650,928	$1.17
Canceled or expired	—	$—
Outstanding at March 31, 2009	24,774,687	$4.18	4.11

Note 10. Earnings Per Share

Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

Three Months Ended March 31, (amounts in thousands, except per-share data)	2009	2008
Net loss	$(927)	$(15,015)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	80,759	65,188
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	80,759	65,188
Net loss per share - basic and diluted	$(0.01)	$(0.23)

*  Warrants and stock options to purchase 33,355,341and 21,499,569 shares of common stock as of March 31, 2009 and 2008, respectively, were excluded from the earnings per share calculation as their effect would have been anti-dilutive.

Note 11. Comprehensive Loss and Securities Available for Sale

Comprehensive loss includes charges or credits to equity that did not result from transactions with shareholders. The Company’s only component of “other comprehensive loss” is unrealized gain (loss) on cash equivalents and short-term securities—available-for-sale. Accordingly, such investment securities are stated on the balance sheet at their fair market value. The Company classifies its investment securities with an original maturity of three months or less from the date of purchase as cash equivalents. The Company classifies its investment securities with an original maturity of more than three months from the date of purchase as short-term securities—available-for-sale. Any unrealized difference between the adjusted cost and the fair market value of these securities is reflected as a separate component of shareholders’ equity. At March 31, 2009 and December 31, 2008, the Company’s investments in marketable securities had gross unrealized gains (losses) of $0 and $0, respectively. The following table sets forth the calculation of comprehensive income for the period indicated:

	Three Months Ended March 31,
(in thousands)	2009	2008

Net loss	$(927)	$(15,015)
Unrealized loss on marketable securities	—	—

Total comprehensive loss	$(927)	$(15,015)

Note 12.  Equity Financing

On January 30, 2009, the Company closed a registered  equity financing for net proceeds of $15.5 million with several institutional investors. The Company sold 14,224,202 shares of common stock at $1.16 per share, and also issued warrants for the purchase of 14,224,202 common shares at $1.16 per share. These warrants are exercisable starting July 30, 2009 and expire on July 30, 2014. In connection with the equity financing, the placement agent received a warrant for the purchase of an additional 426,726 common shares at $1.45 per share. This warrant is exercisable starting January 30, 2009 and expires on January 30, 2014.  All of these warrants have been classified as liabilities as discussed in Note 9.

The Company plans to use the net proceeds from the offering to fund clinical trials for its lead product candidates, to fund the advancement of its pre-clinical programs, and for other research and development and general corporate purposes.

Note 13.  Income Taxes

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for the Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not materially impact its consolidated financial statements, and no unrecognized tax benefits were recorded as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize any liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at March 31, 2009 and at December 31, 2008, and has not recognized interest and/or penalties in the statement of operations for the three months ended March 31, 2009.

At March 31, 2009, the Company had net deferred tax assets of approximately $103 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, federal and state R&D credit carryforwards, share-based compensation expense and intangibles. Due to uncertainties surrounding its ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the Internal Revenue Code rules under Section 382 could limit the future use of its net operating loss and R&D credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

Note 14.  Recent Accounting Pronouncements

During the first fiscal quarter of 2009, the Financial Accounting Standards Board issued Staff Positions SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and the Identifying Transactions That Are Not Orderly”, SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other- Than-Temporary Impairments”, and SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. These Staff Positions were issued to clarify the application of SFAS No. 157, “Fair Value Measurements” in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurement and other-than-temporary impairment Staff Positions are adopted simultaneously. The Company plans to adopt the Staff Positions in the second quarter of fiscal 2009 and is currently evaluating the impact, if any, the adoption will have on the Company’s Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2008 and the “Risk Factors” contained in the 10-K and this report.

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue our research and development efforts and enter additional collaborative efforts. As of March 31, 2009, our accumulated deficit was $251 million.

Results of Operations

Revenues from license fees, grants and research contracts decreased to $3.2 million in the first quarter of 2009 from $5.6 million in the comparable period in 2008. The decrease in research contracts revenues was the result of the decline in revenues from government research contracts for the development of therapeutic agents for use in defending against biological threats.

Operating expenses decreased to $6.7 million in the first quarter of 2009 from $19.4 million in the first quarter of 2008.  In the first quarter of 2008, operating expenses included the $10 million of acquired in-process research and development associated with the acquisition of Ercole Biotechnology, Inc (“Ercole”).

In addition, research and development expenses decreased to $4.5 million in the first quarter of 2009 from $6.9 million in the first quarter of 2008. This research and development decrease was due primarily to decreases in research and development costs related to the government research contracts for the development of therapeutic agents for use in defending against biological threats.

General and administrative expenses decreased to $2.2 million in the first quarter of 2009, from $2.6 million in the first quarter of 2008.  The decrease in general and administrative expenses was due primarily to one time, non-cash costs for stock compensation paid to Ercole executives related to the 2008 acquisition. Net interest income declined primarily due to declines in market rates of interest on the Company’s interest-earning investments.

The gain on warrant liability of $2.6 million was the result of the decline in the Company’s stock price subsequent to the issuance of warrants as a part of the registered equity financing that closed in January 2009.  The gain or (loss) on warrant liability fluctuates as the market price of the Company’s stock fluctuates.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of common stock and other forms of equity totaling $230.6 million and from grants and contract research funding of $45.4 million from various sources. In January 2009, we raised net proceeds of $15.5 million in financing through the sale of 14,224,202 shares of common stock pursuant to a registered direct offering to a select group of institutional investors. The investors also received warrants to purchase 14,224,202 shares of the Company’s common stock. These warrants are exercisable starting July 30, 2009 and expire on July 30, 2014. In addition, the placement agent used for the equity financing received a warrant for the purchase of an additional 426,726 common shares at $1.45 per share. This warrant is exercisable starting January 30, 2009 and expires on January 30, 2014. We plan to use the net proceeds from the offering to fund clinical trials for our lead product candidates, to fund the advancement of our pre-clinical programs, and for other research and development and general corporate purposes.

We expect to continue to incur losses as we continue to expand our research and development activities and related regulatory work and increase our collaborative efforts. For 2009, we expect our expenditures for operations, net of government funding, including our collaborative efforts, and our GMP facilities to be approximately $10 to $12 million. This cost could increase if we undertake additional collaborative efforts. However, if necessary in 2009, we believe we can reduce our expenditures because a significant amount of our costs are variable. Those estimated expenditures include amounts necessary to fulfill our obligations under our various collaborative, research and licensing agreements during 2009. We believe we will be awarded additional government funds to pursue the advanced development of our antiviral compounds and have assumed certain revenues from these awards in providing this guidance.  Should we not receive the additional awards, or should the timing be delayed, it may have a significant negative impact on these projections.

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

In December 2006, we announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). In February 2008, the contract was extended into the first five months of 2009. The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents.  We recognized $1.7 million in revenue from this contract during the first quarter of 2009 and have recognized $26.5 million in total revenues to date from this contract. Funding of the remainder of the contract is anticipated in 2009.

In January 2006, we announced that the final version of the 2006 Defense Appropriations Act had been approved, which included an allocation of $11.0 million to fund our ongoing defense-related programs. Net of government administrative costs, we anticipate that we will receive up to $9.8 million under this allocation. The

Company’s  technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and Dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. We have received signed contracts for all four of these projects. We expect that funding under these signed contracts will be received over the next 12 months. We recognized $1.4 million in research contract revenue from these contracts during the three months ended March 31, 2009, and have recognized $8.3 million in total revenues to date on these contracts. Funding of the remainder of these contracts is anticipated in 2009.

Our cash, cash equivalents and short-term securities were $25.0 million at March 31, 2009, compared with $11.5 million at December 31, 2008. The increase of $13.5 million was due primarily to net proceeds of $15.5 million from the sale of common stock and issuance of stock warrants as part of a registered equity financing that closed in January 2009.  This cash from financing activities was partially offset by cash used in operations of $1.6 million and costs related to acquisitions of patents and fixed assets of $0.3 million.

We do not expect any material revenues in 2009 from our business activities except for revenues from U.S. government contracts. We expect that our cash requirements  for the next twelve months to be satisfied by existing cash resources and these revenues. To fund our operations beyond the next twelve months, we may need to raise additional capital. We will continue to look for opportunities to finance our ongoing activities and operations through accessing corporate partners or the public equity markets, as we currently have no credit facility, and  do not  intend to seek one.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s critical accounting policies and estimates are consistent with the disclosure in the Company’s Form 10-K, with the exception of FIN 48 (see Note 13).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s market risk exposure since the filing of our 2008 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

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

Since we began operations, we have obtained operating funds primarily by selling shares of our common stock. Based on our current plans, we believe that current cash balances will be sufficient to meet our operating needs for the next twelve months. Furthermore, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our pre-clinical and clinical testing, costs relating to securing regulatory approvals and the costs and timing of obtaining new patent rights, regulatory changes, competition and technological developments in the market. We may need funds sooner than currently anticipated.

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

We are in the early stages of clinical development with respect to our RNA therapeutics pharmaceutical products. We have devoted almost all of our resources to research and development of our product candidates, protecting our proprietary rights and establishing strategic alliances. Our potential products are in the pre-clinical or clinical stages of research and development and will require significant further research, development, clinical testing and regulatory clearances. We have no products available for sale and we do not expect to have any products available for sale for several years. Our products could be found to be ineffective or toxic, or could fail to receive necessary regulatory clearances. We have not received any significant revenues from the sale of products and we may not successfully develop marketable products that will increase sales and, given adequate margins, make us profitable. Third parties may develop superior or equivalent, but less expensive, products.

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

We may have difficulty gaining regulatory drug approvals using the Animal Rule pathway.

We expect to develop the therapeutic product candidates to treat Ebola Virus and Marburg Virus under defined regulatory pathways using the so called Animal Rule mechanism.  This mechanism has become available only relatively recently and has been infrequently used. The process has yet to be well tested and may present challenges for gaining final regulatory approval for these product candidates.

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

Asserting, defending and maintaining our intellectual property rights could be challenging and costly, and our failure to do so could harm our ability to compete and impair the outcome of our operations.  The pharmaceutical environment is highly competitive and competing intellectual property could limit our ability to protect our products.

Our success will depend on our existing patents and licenses (213 patents (domestic and foreign) issued or licensed to us and 185 (domestic and foreign) pending patent applications) and our ability to obtain additional patents in the future. We license patents from other parties for certain complementary technologies.

Some of our patents on core technologies expired in 2008, including for our basic PMO chemistry. Based on patented improvements and inventive additions to such core patents, however, we believe our patent protection for those products and other products extend beyond 2020.

We cannot be certain that pending patent applications will result in patents being issued in the United States or foreign countries. In addition, the patents that have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours that do not conflict with our patents. Pharmaceutical research and development is highly competitive; others may file patents first.  We are aware of a patent that has been allowed and will soon issue that may provide the basis for the patent holder to assert that our drug AVI-4658 infringes on such patent.  We intend to vigorously defend any such claim if it should be asserted and believe that we may be able to invalidate some or all of the claims covered by this patent. In any case, we believe that we have freedom to move forward with our ongoing clinical trials and drug development efforts for this drug candidate.

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

We incurred a net loss of $0.9 million in the first quarter of 2009 and $24.0 million for the year ended December 31, 2008. As of March 31, 2009, our accumulated deficit was $251.2 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from selling, general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

We have outstanding 85,644,698 shares of common stock as of March 31 2009 and all are eligible for sale under Rule 144 or are otherwise freely tradeable. In addition:

•

Our employees and others hold options to buy a total of 8,580,652 shares of common stock, of which 4,934,162 options were exercisable at March 31, 2009. The options outstanding have exercise prices between $0.60 and $7.35 per share. The shares of common stock to be issued upon exercise of these options have been registered, and, therefore, may be freely sold when issued;

•

There are outstanding warrants to buy 24,774,687 shares of common stock as of March 31, 2009 with exercise prices ranging from $.0003 to $35.63 per share. Other than warrants to purchase an aggregate of 445,985 shares of common stock issued to ISIS Pharmaceuticals, Inc. (“ISIS”) in exchange for warrants to purchase shares of Ercole capital stock previously issued by Ercole to ISIS prior to the Company’s acquisition of Ercole, all of the shares of common stock issuable upon exercise of outstanding warrants are registered for resale and may be freely sold when issued, subject to the limitations imposed by applicable securities laws;

•

We may issue options to purchase up to an additional 1,285,258 shares of common stock as of March 31, 2009 under our stock option plans, which also will be fully saleable when issued except to the extent limited under Rule 144 for resales by our officers and directors;

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

Our common stock is listed on The NASDAQ Global Market. The NASDAQ Global Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 minimum bid price per share and $50 million minimum value of listed securities. If a listed company fails to meet the $1.00 minimum bid price per share requirement for 30 consecutive days, it will receive a notice from NASDAQ mandating that the company achieve compliance with the minimum bid price per share listing requirement within 90 calendar days.  Our stock price is currently below $1.00, and there can be no assurance that we will be able to maintain compliance with the minimum bid price per share requirement. Likewise, based on a closing price of $0.55 per share on such date, the aggregate market value for our listed securities has gone below the $50 million minimum value of listed securities as recently as March 12, 2009, and there can be no assurance that we will be able to maintain compliance with this listing requirement.

On October 16, 2008, NASDAQ suspended the minimum bid price per share requirement and market value for publicly held shares requirements for all listed companies through January 16, 2009.  Recently, NASDAQ extended the suspension of the minimum bid price per share requirement and market value for publicly held shares requirements for all listed companies through July 19, 2009, with enforcement of these rules presently scheduled to resume on July 20, 2009.

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

None.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.   Exhibits

		Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.3	Engagement Letter dated January 28, 2009 between the Company and Rodman & Renshaw, LLC	8-K	1-14895	1.3	1/30/09
3.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
3.2	First Restated Bylaws of AVI BioPharma, Inc.	8-K	1-14895	3.5	2/7/08
3.3	First Amendment to Third Restated Articles of Incorporation	8-K	0-22613	3.3	9/30/98
3.4	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
4.4	Form of Common Stock Purchase Warrant	8-K	1-14895	4.4	1/30/09
10.69	Securities Purchase Agreement dated January 29, 2009 between the Company and the Purchasers	8-K	1-14895	10.69	1/30/09
10.70	Letter Agreement Regarding Board of Director Representation between the Company and Eastbourne Capital Management, LLC	8-K	1-14895	10.70	1/30/09
10.71	Employment Agreement dated January 26, 2009 by and between AVI BioPharma, Inc. and Stephen B. Shrewsbury, M.D.					X
31.1	Certification of the Company’s President and Chief Executive Officer, Leslie Hudson, Ph.D, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, J. David Boyle II, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification of the Company’s Chief Executive Officer, Leslie Hudson, Ph.D, and Chief Financial Officer, J. David Boyle II, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

Date: May 11, 2009	AVI BIOPHARMA, INC.

	By:	/s/ LESLIE HUDSON, Ph.D.
Leslie Hudson, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)