Form 10-Q
period 2009-06-30
AVI BIOPHARMA INC
filed 2009-08-10
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,725,709 outstanding at August 8, 2009.

AVI BIOPHARMA, INC.

FORM 10-Q

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — June 30, 2009 and December 31, 2008 (unaudited)	2

	Statements of Operations — Three Months and Six Months Ended June 30, 2009 and 2008 and from July 22, 1980 (Inception) through June 30, 2009 (unaudited)	3

	Statements of Cash Flows — Six Months Ended June 30, 2009 and 2008 and from July 22, 1980 (Inception) through June 30, 2009 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Securities Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

Exhibits

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$20,037	$11,192
Short-term securities—available-for-sale	168	282
Accounts receivable	3,360	4,971
Other current assets	764	599
Total Current Assets	24,329	17,044

Property and Equipment, net of accumulated depreciation and amortization of $13,492 and $12,919	4,758	5,189
Patent Costs, net of accumulated amortization of $1,891 and $1,927	3,452	3,268
Other assets	78	35
Total Assets	$32,617	$25,536

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,506	$2,014
Accrued employee compensation	974	1,306
Long-term debt, current portion	76	74
Warrant liability	21,387	1,254
Deferred revenue	2,128	2,190
Other liabilities	217	450
Total Current Liabilities	26,288	7,288

Commitments and Contingencies

Long-term debt, non-current portion	1,962	2,001
Other long-term liabilities	579	515

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 85,725,709 and 71,101,738 issued and outstanding	9	7
Additional paid-in capital	274,684	266,035
Accumulated other comprehensive income Deficit accumulated during the development stage	(270,905)	(250,310)
Total Shareholders’ Equity	3,788	15,732
Total Liabilities and Shareholders’ Equity	$32,617	$25,536

See accompanying notes to financial statements

AVI BIOPHARMA, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

					July 22, 1980
	Three months ended June 30,		Six months ended June 30,		(Inception) through
	2009	2008	2009	2008	June 30, 2009

Revenues from license fees, grants and research contracts	$2,945	$4,983	$6,095	$10,608	$48,319

Operating expenses:
Research and development	5,804	7,678	10,299	14,581	216,335
General and administrative	2,206	2,184	4,426	4,737	69,750
Acquired in-process research and development	—	—	—	9,916	29,461
	8,010	9,862	14,725	29,234	315,546

Other income (loss):
Interest (expense) income and other loss, net	(31)	81	(15)	248	8,762
(Increase) decrease on warrant liability	(14,572)	3,047	(11,950)	1,613	698
Realized gain on sale of short-term securities— available-for-sale	—	—	—	—	3,863
Write-down of short-term securities— available-for-sale	—	—	—	—	(17,001)
	(14,603)	3,128	(11,965)	1,861	(3,678)

Net loss	$(19,668)	$(1,751)	$(20,595)	$(16,765)	$(270,905)

Net loss per share - basic and diluted	$(0.23)	$(0.02)	$(0.25)	$(0.25)

Weighted average number of common shares outstanding for computing basic and diluted loss per share (in thousands)	85,664	70,986	83,235	68,154

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			For the Period
			July 22, 1980
	Six months ended June 30,		(Inception) through
	2009	2008	June 30, 2009

Cash flows from operating activities:
Net loss	$(20,595)	$(16,765)	$(270,905)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	723	697	17,026
Loss on disposal of assets	221	1	1,179
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,863)
Write-down of short-term securities—available-for-sale	—	—	17,001
Impairment charge on real estate owned	—	—	800
Issuance of common stock and warrants to vendors	—	561	2,903
Compensation expense on issuance of common stock and partnership units	105	134	1,133
Stock-based compensation	976	2,217	17,368
Conversion of interest accrued to common stock	—	—	8
Acquired in-process research and development	—	9,916	29,461
(Increase) decrease on warrant liability	11,950	(1,613)	(698)
(Increase) decrease in:
Accounts receivable and other current assets	1,446	188	(4,040)
Other assets	—	—	(35)
Net (decrease) increase in accounts payable, accrued employee compensation, and other liabilities	(831)	(973)	4,131
Net cash used in operating activities	(6,005)	(5,637)	(188,531)

Cash flows from investing activities:
Purchase of property and equipment	(142)	(248)	(17,080)
Patent costs	(555)	(354)	(6,735)
Purchase of marketable securities	114	(5)	(112,872)
Sale of marketable securities	—	—	117,613
Acquisition costs	—	(12)	(2,389)
Net cash used in investing activities	(583)	(619)	(21,463)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	15,513	44	230,610
Repayments of long-term debt	(37)	(81)	(150)
Buyback of common stock pursuant to rescission offering	—	—	(289)
Withdrawal of partnership net assets	—	—	(177)
Investment in other LT assets	(43)	—	(43)
Issuance of convertible debt	—	—	80
Net cash provided by (used in) financing activities	15,433	(37)	230,031

Increase (decrease) in cash and cash equivalents	8,845	(6,293)	20,037

Cash and cash equivalents:
Beginning of period	11,192	24,803	—
End of period	$20,037	$18,510	$20,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$48	$33	$256
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897
Issuance of common stock and warrants in satisfaction of liabilities	$—	$—	$545
Issuance of common stock for building purchase	$—	$	$750
Assumption of long-term debt for building purchase	$—	$	$2,200
Issuance of common stock for Ercole assets	$—	$8,075	$8,075
Assumption of liabilities for Ercole assets	$—	$2,124	$2,124
Issuance of common stock and warrants in satisfaction of employee bonuses	$239	$—	$239

See accompanying notes to financial statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the six-month period ended June 30, 2009 and 2008 and the financial information as of June 30, 2009 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from AVI BioPharma, Inc.’s (the “Company’s”) Form 10-K. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Commitments and Contingencies. In the normal course of business, the Company may be named as a party to various legal claims, actions and complaints; including matters involving employment, intellectual property, effects from the use of drugs utilizing our technology, or others. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Level 3—Valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets measured at fair value on a recurring basis consisted of the following as of June 30, 2009:

	Fair Value Measurement as of June 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Short-term securities—available-for-sale	$168	$168	—	—
Total	$168	$168	$—	$—

The Company’s liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of June 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Warrant Liability	$21,387	—	—	$21,387
Total	$21.387	$—	$—	$21,387

A reconciliation of the change in value of the Company’s warrant liability for the six months ended June 30, 2009 is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs
(in thousands)	(Level 3)

Balance at January 1, 2009	$1,254
Total increase in liability included in earnings	11,950
Issuances	8,183
Balance at June 30, 2009	$21,387

The increase in the liability relating to warrants still held at June 30, 2009	$(11,950)

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 3.  Revenue Recognition

Government Research Contract Revenue.  The Company recognizes revenues from federal research contracts during the period in which the related expenditures are incurred. The Company presents these revenues and related expenses gross in the consolidated financial statements in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

License Arrangements.  License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of Company performance under the other elements of the arrangement. In addition, if the Company has continuing involvement through research and development services that are required because its know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement. At June 30, 2009, the Company had deferred revenue of $2.1 million, which represents up-front fees received from third parties pursuant to certain contractual arrangements. The Company will recognize the revenue from these contracts upon the achievement of certain performance milestones, as specified in the agreements.

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

Note 5.  Acquisition of Ercole

On March 20, 2008, the Company acquired all of the stock of Ercole Biotech, Inc. (“Ercole”) in exchange for 5,811,721 shares of AVI common stock. The transaction included the assumption of approximately $1.8 million in liabilities of Ercole. As a result of the transfer, Ercole became and remains a wholly owned subsidiary of the Company. The AVI common stock was valued at approximately $8.4 million. AVI also issued warrants to purchase AVI stock to settle certain outstanding warrants held in Ercole, which were valued at $436,535. These warrants are classified in equity. The acquisition was aimed at consolidating AVI’s position in directed alternative RNA splicing therapeutics. Ercole and the Company had been collaborating since 2006 to develop drug candidates, including AVI-4658, currently in clinical testing in the United Kingdom for the treatment of Duchenne muscular dystrophy. Ercole has other ongoing discovery research programs.

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

Ercole has been a development stage company since inception and does not have a product for sale. The Company has retained a limited number of Ercole employees and plans on incorporating in-process technology of Ercole into the Company’s processes. The acquisition of Ercole did not meet the definition of a business under EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” and, therefore, was accounted for as an asset acquisition.

Note 6. Other Current Assets

Amounts included in other current assets are as follows:

(in thousands)	June 30, 2009	December 31, 2008

Prepaid expenses	$385	$316
Prepaid rents	98	—
Restricted cash	281	283

Other current assets	$764	$599

Starting in April 2006, the Company was required to pledge $150,000 as collateral for company credit cards issued to certain employees. Starting in April 2007 the Company was required to pledge $125,000 as collateral for payments on long-term debt. The Company classifies these amounts as restricted cash.  As of June 30, 2009, restricted cash, including accrued interest, was $281,000. The remaining components of other current assets include normally occurring prepaid expenses and rents.

Note 7.  Liquidity

The Company is in the development stage. Since its inception in 1980 through June 30, 2009, the Company has incurred losses of approximately $271 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company expects to incur operating losses over the next several years.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to achieve a profitable level of operations in the future will depend in large part on completing product development of its antisense products, obtaining regulatory approvals for such products, and bringing these products to market. During the period required to develop these products, the Company may require substantial additional financing. There can be no assurance that such financing will be available when needed or that the Company’s planned products will be commercially successful. The Company believes it has sufficient cash to fund operations at least through the following twelve months, exclusive of future receipts from billings on existing government contracts. For 2009, the Company expects expenditures for operations, net of government funding, including collaborative efforts and GMP facilities to be approximately $10 to $12 million. This could increase if the Company undertakes additional collaborative efforts. However, if necessary in 2009, the Company believes it can reduce its expenditures because a significant amount of its costs are variable. Those estimated expenditures include amounts necessary to fulfill the Company’s obligations under its various collaborative, research and licensing agreements during 2009. The Company believes it will receive additional funding from government and other sources to pursue the development of its product candidates, and has assumed certain revenues from these awards in providing this guidance.  Should the Company not receive the additional funding, or should the timing be delayed, it may have a significant negative impact on the Company’s guidance.

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. In May 2009, the Company received an amendment from DTRA to extend the contract performance period to November 29, 2009 and a cost modification of an additional $5.9 million, increasing the total contract amount to $34.0 million.  During the three month periods ended June 30, 2009 and 2008, the Company recognized $1.3 million and $3.9 million, respectively, in research contract revenue from this contract. During the six month periods ended June 30, 2009 and 2008, the Company recognized $3.1 million and $8.6 million, respectively, in research contract revenue from this contract. To date, the Company has recognized revenues of $27.9 million from this contract.  Funding of the remainder of the contract is anticipated in 2009.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all of these projects. The Company expects that funding under these signed contracts will be completed over the next 12 months. During the three month periods ended June 30, 2009 and 2008, the Company recognized $0.2 million and $1.6 million, respectively, in research contract revenue from these contracts.  During the six month periods ended June 30, 2009 and 2008, the Company recognized $1.6 million and $1.9 million, respectively, in research contract revenue from this contract. To date, the Company has recognized revenues of $8.5 million on these contracts. Funding of the remainder of these contracts is anticipated in 2009.

In May 2009, the Company entered into a contract with the U.S. Defense Threat Reduction Agency (“DTRA”) to develop swine flu drugs. Under this contract, DTRA will pay up to $5.1 million to the Company for the work to be performed by the Company. The work will involve the application of the Company’s proprietary PMO and PMOplus antisense chemistry and the Company will conduct preclinical development of at least one drug candidate and demonstrate it is effective by testing it on animals. During the three month period ended June 30, 2009, the Company recognized $0.4 million in revenue under this contract.

Also in May 2009, the Company entered into a $2.5 million contract with Children’s National Medical Center in Washington, D.C. to support preclinical studies in the development of AVI-4658 for treatment of Duchenne muscular dystrophy. The work will be conducted with Children’s National collaborators Eric Hoffman, Ph.D., an authority on DMD and Professor of Pediatrics, and Edward Connor, M.D., Director, Office of Investigational Therapeutics and Professor of Pediatrics. AVI will serve as a subcontractor to a grant awarded to Children’s National by the U.S. Department of Defense. During the second quarter ended June 30, 2009, the Company recognized $1.0 million in revenue under this contract.

In June 2009, the Company and Charley’s Fund, Inc. (“Charley’s Fund”), a nonprofit organization that funds drug discovery and development initiatives specific to Duchenne muscular dystrophy (“DMD”), entered into the First Amendment to an existing Sponsored Research Agreement (the “Amendment”). The Amendment pertains to certain provisions of the Sponsored Research Agreement by and between the Company and Charley’s Fund entered into effective October 12, 2007 (the “Agreement”). Under the terms of the Amendment, the Company was awarded an additional $3 million in sponsored research funds, for a total of $5 million from Charley’s Fund to support a new product development program using proprietary exon skipping technologies developed by the Company to overcome the effects of certain genetic errors in the dystrophin gene.

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

The fair market values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three and Six Months Ended June 30,	2009	2008
Risk-free interest rate	1.2%-1.4%	1.9%-4.4%
Expected dividend yield	0%	0%
Expected lives	9.0 years	3.6-9.1 years
Expected volatility	92.0%-92.8%	81.0%-90.6%

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

A summary of the Company’s stock option compensation activity with respect to the six months ended June 30, 2009 follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	7,540,873	$3.34
Granted	2,438,000	$1.03
Exercised	(4,994)	$1.17
Canceled or expired	(909,569)	$3.16
Outstanding at June 30, 2009	9,064,310	$4.01	6.71	$—

Vested at June 30, 2009 and expected to vest	8,984,772	$2.88	3.99	$—

Exercisable at June 30, 2009	5,087,430	$4.09	4.77	$—

The weighted average fair value per share of stock-based payments granted to employees during the six months ended June 30, 2009 and June 30, 2008 was $0.87 and $1.04, respectively. During the same periods, the total intrinsic values of stock options exercised were $1.17 and $1.31. The total fair value of stock options that vested for the three and six month periods ended June 30, 2009, was $456,000 and $898,000, respectively. The total fair value of stock options that vested for the three and six months of 2008 was $607,000 and $1,484,000, respectively.

As of June 30, 2009, there was $2,874,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2008, there was $3,449,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. These costs were expected to be recognized over a weighted-average period of 2.0 years.

During the three and six month periods ended June 30, 2009, 4,994 stock options were exercised. The Company is obligated to issue shares reserved under the 2002 Equity Incentive Plan upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the Plan.

The following are the stock-based compensation costs recognized in the Company’s statements of operations:

(in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Research and development	$272	$550
General and administrative	184	348
Total	$456	$898

(in thousands)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Research and development	$387	$891
General and administrative	220	593
Total	$607	$1,484

The 2000 Employee Stock Purchase Plan (ESPP) provides that eligible employees may contribute, through payroll deductions, of up to 10% of their cash compensation toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors related to the ESPP, based on estimated fair values. During the three month and six month periods ended June 30, 2009 and 2008, the total compensation expense for participants in the ESPP was immaterial.

In the three month period ended June 30, 2009, the Company granted 25,000 shares of restricted stock to members of its Board of Directors. These shares vest over a period of one year.  During the three and six month periods ended June 30, 2009, the Company recognized compensation expense related to these shares of $0 and $3,000, respectively.

Also in the three month period ended June 30, 2009, the Company granted 100,000 shares of restricted stock to its Vice President of Business Development. These shares vest upon the achievement of certain performance milestones. During the three and six month periods ended June 30, 2009, the Company did not recognize any compensation expense related to these shares as the achievement of the performance milestones was not considered probable.

In the three month period ended March 31, 2009, the Company granted 60,000 shares of restricted stock to its Chief Medical Officer. These shares vest over a period of 181 days.  During the three and six month periods ended June 30, 2009 the Company recognized compensation expense related to these shares of $41,000 and $70,000, respectively.

In the three month period ended March 31, 2008, the Company granted 333,000 shares of restricted stock to its new Chief Executive Officer.  Of these shares, 100,000 vested immediately and the remaining 233,000 vest over a period of four years.  During the three month periods ended June 30, 2009 and 2008, the Company recognized compensation expense related to these shares of $16,000 and $118,000, respectively.  During the six month period ended June 30, 2009 and 2008, the Company recognized compensation expense related to these shares of $35,000 and $134,000, respectively.

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

The total fair value of the options granted to non-employees during the three months ended June 30, 2009 and 2008 was $0 and $13,000 respectively, which was expensed to research and development.

The total fair value of the options granted to non-employees during the six months ended June 30, 2009 and 2008 was $78,000 and $117,000 respectively, which was expensed to research and development.

Note 9.  Warrants

Certain of the Company’s warrants issued in connection with financing arrangements are classified as liabilities in accordance with EITF 00-19, “Accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock.” The fair market value of these warrants is recorded on the balance sheet at issuance and marked to market at each financial reporting period. The change in the fair value of the warrants is recorded in the Statement of Operations as an (increase) decrease of the warrant liability and is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and Six Months Ended June 30,	2009	2008
Risk-free interest rate	0.2%-2.4%	2.2%-3.3%
Expected dividend yield	0%	0%
Expected lives	0.1-5.0 years	0.4-4.7 years
Expected volatility	83.2%-140.6%	63.6%-78.70%
Warrants classified as liabilities	22,645,157	9,607,866
Warrants classified as equity	2,129,530	4,694,530
Market value of stock at beginning of year	$0.66	$1.41
Market value of stock at end of period	$1.58	$1.84

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

For warrants classified as permanent equity in accordance with EITF 00-19, the fair value of the warrants is recorded as additional paid-in capital and no further adjustments are made.  A summary of the Company’s warrant activity with respect to the six months ended June 30, 2009 is as follows:

Warrants	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2009	10,123,759	$8.54
Granted (Note 12)	14,650,928	$1.17
Canceled or expired	—	$—
Outstanding at June 30, 2009	24,774,687	$4.18	3.86

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.  Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

Three Months Ended June 30, (amounts in thousands, except per-share data)	2009	2008
Net loss	$(19,668)	$(1,751)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	85,664	70,985
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	85,664	70,985
Net loss per share - basic and diluted	$(0.23)	$(0.02)

Six Months Ended June 30, (amounts in thousands, except per-share data)	2009	2008
Net loss	$(20,595)	$(16,765)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	83,235	68,154
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted average number of common shares outstanding for computing diluted earnings per share	83,235	68,154
Net loss per share - basic and diluted	$(0.25)	$(0.25)

*  Warrants and stock options to purchase 33,838,997 and 19,524,178 shares of common stock as of June 30, 2009 and 2008, respectively, were excluded from the earnings per share calculation as their effect would have been anti-dilutive.

Note 11. Comprehensive Loss and Securities Available for Sale

For the three and six month periods ended June 30, 2009 and 2008, the Company’s comprehensive loss was equal to the net loss.

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

Note 13.  Income Taxes

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at June 30, 2009 and at December 31, 2008, and has not recognized interest and/or penalties in the statement of operations for the three and six month periods ended June 30, 2009.

At June 30, 2009, the Company had net deferred tax assets of approximately $103 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, federal and state R&D credit carryforwards, share-based compensation expense and intangibles. Due to uncertainties surrounding its ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the Internal Revenue Code rules under Section 382 could limit the future use of its net operating loss and R&D credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

Note 14.  Recent Accounting Pronouncements

During the first fiscal quarter of 2009, the Financial Accounting Standards Board issued Staff Positions SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and the Identifying Transactions That Are Not Orderly”, SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. These Staff Positions were issued to clarify the application of SFAS No. 157, “Fair Value Measurements” in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurement and other-than-temporary impairment Staff Positions are adopted simultaneously. The Company has adopted the Staff Positions in the second quarter of fiscal 2009, and there was no material impact on the Company’s Financial Statements or related disclosures.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS No. 165), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted SFAS No. 165 during the second quarter.  There was no material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS No. 115-2 and FAS 124-2), which requires the Company to disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. The provisions of FSP SFAS No. 115-2 and FAS 124-2 were adopted in the second quarter. There was no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS No. 107-1 and APB 28-1), which requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The provisions of FSP SFAS No. 107-1 and APB 28-1 were adopted in the second quarter. There was no material impact on the Company’s financial statements.

Note 15.  Subsequent Events

In July 2009, the Company entered into a lease agreement with BMR-3450 Monte Villa Parkway LLC relating to the lease of 19,108 square feet of laboratory and office space in Bothell, Washington. The Company anticipates that it will begin occupying this space in August 2009, and that it will relocate most of the Company’s senior management to this facility. The term of the lease is approximately 63 months, although the Company has a one-time option to terminate the lease after 3 years’ time upon payment of a termination fee. The Company will commence paying base rent of approximately $43,000 per month after approximately 3 months. The amount of base rent is subject to an annual increase of 3%.

The Company has evaluated all other subsequent events through August 10, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

In addition to the material agreement noted above, in July 2009, the Company entered into a collaboration agreement with Action Duchenne, a leading UK charity dedicated to increasing awareness, engendering action and raising funds to find a cure for Duchenne Muscular Dystrophy to support the acceleration of research and development for AVI’s exon skipping candidate drugs for the treatment of DMD. The agreement has a one-year term, with an option to extend for additional years, and will provide approximately $1.2 million in support to AVI over the initial term for advancement of research, regulatory efforts and clinical trial recruitment.

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

Overview

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenues from the sale of products or other sources, other than from government grants and research contracts, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue our research and development efforts and enter additional collaborative efforts. As of June 30, 2009, our accumulated deficit was $271 million.

The net loss for the second quarter of 2009 was $19.7 million, or $(0.23) per share, compared with a net loss for the second quarter of 2008 of $1.8 million, or $(0.02) per share. The net loss for the second quarter of 2009 includes a non-cash expense for the warrant liability of $14.6 million compared to a gain of $3.0 million during the second quarter of 2008. For the six months ended June 30, 2009, the Company reported a net loss of $20.6 million, or $(0.25) per share, compared with a net loss for the comparable period in 2008 of $16.8 million, or $(0.25) per share. The net loss for the six months ended June 30, 2009 includes a non-cash expense for the warrant liability of $12.0 million compared to a gain of $1.6 million during the same period of 2008. The increase in the warrant liability is a non-cash expense and is the result of the increase in the Company’s stock price subsequent to the issuance of the warrants as a part of the equity financing that closed in January 2009. The increase or decrease in the warrant liability fluctuates as the price of the Company’s stock fluctuates.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues from license fees, grants and research contracts decreased to $2.9 million in the second quarter of 2009 from $5.0 million in the comparable period in 2008. The decrease in research contracts revenues was the result of the decline in revenues from government research contracts.

Operating expenses decreased to $8.0 million in the second quarter of 2009 from $9.9 million in the second quarter of 2008. Total operating expenses were lower as the result of lower research and development expenses.

Research and development expenses decreased to $5.8 million in the second quarter of 2009 from $7.7 million in the second quarter of 2008. This decrease was due primarily to decreases in research and development costs related to the government research contracts.  Research and development expenses for the second quarter also include higher expenses for our Duchenne muscular dystrophy project. General and administrative expenses were flat at $2.2 million in the second quarter of 2009, from $2.2 million in the second quarter of 2008. Net interest income declined primarily due to declines in market rates of interest on the Company’s interest-earning investments and the write off of abandoned patents.

The increase on warrant liability of $14.6 million is a non-cash expense and is the result of the increase in the Company’s stock price subsequent to the issuance of warrants as a part of the equity financing that closed in January 2009. The decrease or increase on the warrant liability fluctuates as the market price of the Company’s stock fluctuates.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues from license fees, grants and research contracts decreased to $6.1 million in the first six months of 2009 from $10.6 million in the comparable period in 2008. The decrease in research contracts revenues was the result of the decline in revenues from government research contracts.

Operating expenses decreased to $14.7 million in the first six months of 2009 from $29.2 million in the first six months of 2008. In the first six months of 2008, operating expenses included a one time charge of $9.9 million for acquired in-process research and development associated with the acquisition of Ercole Biotech, Inc. Operating expenses also decreased $4.3 million from lower research and development expenses.

Research and development expenses decreased to $10.3 million in the first six months of 2009 from $14.6 million in the first six months of 2008. This decrease was due primarily to decreases in research and development costs related to the government research contracts.  Research and development in the first six months also include higher expenses for our Duchenne muscular dystrophy project.

General and administrative expenses decreased to $4.4 million in the first six months of 2009, from $4.7 million in the comparable period in 2008. The decrease in general and administrative expenses was due primarily to non-cash costs for stock compensation paid to Ercole executives related to the 2008 acquisition.

Net interest income declined in the first six months of 2009 as compared to the same period in 2008, primarily due to declines in market rates of interest on the Company’s interest-earning investments and the write off of abandoned patents.

The increase on warrant liability of $12.0 million is a non-cash expense and is the result of the increase in the Company’s stock price subsequent to the issuance of warrants as a part of the equity financing that closed in January 2009.  The decrease or increase on the warrant liability fluctuates as the market price of the Company’s stock fluctuates.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of common stock and other forms of equity totaling $230.6 million and from revenues from license fees, grants and research contracts of $48.3 million from various sources. In January 2009, we raised net proceeds of $15.5 million in financing through the sale of 14,224,202 shares of common stock pursuant to a registered direct offering to a select group of institutional investors. The investors also received warrants to purchase 14,224,202 shares of the Company’s common stock. These warrants are exercisable starting July 30, 2009 and expire on July 30, 2014. In addition, the placement agent used for the equity financing received a warrant for the purchase of an additional 426,726 common shares at $1.45 per share. This warrant is exercisable starting January 30, 2009 and expires on January 30, 2014. We plan to use the net proceeds from the offering to fund clinical trials for our lead product candidates, to fund the advancement of our pre-clinical programs, and for other research and development and general corporate purposes.

We expect to continue to incur losses as we continue to expand our research and development activities and related regulatory work and increase our collaborative efforts. For 2009, we expect our expenditures for operations, net of government funding, including our collaborative efforts, and our GMP facilities to be approximately $10 to $12 million. This cost could increase if we undertake additional collaborative efforts. However, if necessary in 2009, we believe we can reduce our expenditures because a significant amount of our costs are variable. Those estimated expenditures include amounts necessary to fulfill our obligations under our various collaborative, research and licensing agreements during 2009. The Company believes it will receive additional funding from government and other sources to pursue the development of its product candidates, and has assumed certain revenues from these awards in providing this guidance.  Should the Company not receive the additional funding, or should the timing be delayed, it may have a significant negative impact on the Company’s guidance.

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

In December 2006, the Company announced the execution of a two-year $28 million research contract with the Defense Threat Reduction Agency (DTRA), an agency of the United States Department of Defense (DoD). The contract is directed toward funding the Company’s development of antisense therapeutics to treat the effects of Ebola, Marburg and Junin hemorrhagic viruses, which are seen by DoD as potential biological warfare and bioterrorism agents. In May 2009, the Company received an amendment from DTRA to extend the contract performance period to November 29, 2009 and a cost modification of an additional $5.9 million, increasing the total contract amount to $34.0 million.  During the three month periods ended June 30, 2009 and 2008, the Company recognized $1.3 million and $3.9 million, respectively, in research contract revenue from this contract. During the six month periods ended June 30, 2009 and 2008, the Company recognized $3.1 million and $8.6 million, respectively, in research contract revenue from this contract. To date, the Company has recognized revenues of $27.9 million from this contract.  Funding of the remainder of the contract is anticipated in 2009.

In January 2006, the Company announced that the final version of the 2006 defense appropriations act had been approved, which included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s technology is expected to be used to continue developing therapeutic agents against Ebola, Marburg and dengue viruses, as well as to continue developing countermeasures for anthrax exposure and antidotes for ricin toxin. The Company has received signed contracts for all of these projects. The Company expects that funding under these signed contracts will be completed over the next 12 months. During the three month periods ended June 30, 2009 and 2008, the Company recognized $0.2 million and $1.6 million, respectively, in research contract revenue from these contracts.  During the six month periods ended June 30, 2009 and 2008, the Company recognized $1.6 million and $1.9 million, respectively, in research contract revenue from this contract. To date, the Company has recognized revenues of $8.5 million on these contracts. Funding of the remainder of these contracts is anticipated in 2009.

In May 2009, the Company entered into a contract with the U.S. Defense Threat Reduction Agency (“DTRA”) to develop swine flu drugs. Under this contract, DTRA will pay up to $5.1 million to the Company for the work to be performed by the Company. The work will involve the application of the Company’s proprietary PMO and PMOplus antisense chemistry and the Company will conduct preclinical development of at least one drug candidate and demonstrate it is effective by testing it on animals. During the three month period ended June 30, 2009, the Company recognized $0.4 million in revenue under this contract.

Also in May 2009, the Company entered into a $2.5 million contract with Children’s National Medical Center in Washington, D.C. to support preclinical studies in the development of AVI-4658 for treatment of Duchenne muscular dystrophy. The work will be conducted with Children’s National collaborators Eric Hoffman, Ph.D., an authority on DMD and Professor of Pediatrics, and Edward Connor, M.D., Director, Office of Investigational Therapeutics and Professor of Pediatrics. AVI will serve as a subcontractor to a grant awarded to Children’s National by the U.S. Department of Defense. During the three month period ended June 30, 2009, the Company recognized $1.0 million in revenue under this contract.

In June 2009, the Company and Charley’s Fund, Inc. (“Charley’s Fund”), a nonprofit organization that funds drug discovery and development initiatives specific to Duchenne muscular dystrophy (“DMD”), entered into the First Amendment to an existing Sponsored Research Agreement (the “Amendment”). The Amendment pertains to certain provisions of the Sponsored Research Agreement by and between the Company and Charley’s Fund entered into effective October 12, 2007 (the “Agreement”). Under the terms of the Amendment, the Company was awarded an additional $3 million in sponsored research funds, for a total of $5 million from Charley’s Fund to support a new product development program using proprietary exon skipping technologies developed by the Company to overcome the effects of certain genetic errors in the dystrophin gene.

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

Our cash, cash equivalents and short-term securities were $20.2 million at June 30, 2009, compared with $11.5 million at December 31, 2008. The increase of $8.7 million was due primarily to net proceeds of $15.5 million from the sale of common stock and issuance of stock warrants as part of the equity financing that closed in January 2009.  This cash from financing activities was partially offset by cash used in operations of $6.0 million and costs related to acquisitions of patents and fixed assets of $0.7 million.

We do not expect any material revenues in 2009 from our business activities except for revenues from U.S. government contracts and other agreements. We expect that our cash requirements for the next twelve months to be satisfied by existing cash resources and these revenues. To fund our operations beyond the next twelve months, we may need to raise additional capital. We will continue to look for opportunities to finance our ongoing activities and operations through accessing corporate partners or the public equity markets, as we currently have no credit facility, and do not intend to seek one.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this review of its disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

Risks Affecting Future Operating Results

The following factors should be considered in evaluating our business and prospects for the future. If risks described below actually occur, our operating results and financial condition would likely suffer and the trading price of our common stock may fall, causing a loss of some or all of an investment in our common stock. In addition, there may be additional risks not known to us or understood by us, which may adversely affect our financial condition, results of operations, and the price of our stock.

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

If necessary, potential sources of additional funding could include strategic relationships public or private sales of shares of our stock, debt, or other arrangements. We may not be able to obtain additional funding when we need it on terms that will be acceptable to us or at all. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing shareholders will be diluted. If we were unable to obtain financing when needed, our business and future prospects would be materially adversely affected.

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

All of our products are subject to extensive regulation by the United States Food and Drug Administration, or FDA, and by comparable agencies in other countries. The FDA and these agencies require new pharmaceutical products to undergo lengthy and detailed preclinical and clinical testing procedures and other costly and time-consuming compliance procedures. We do not know when, or if, we will be able to submit our products for regulatory review. Even if we submit a new drug application, there may be delays in obtaining regulatory approvals, if we obtain them at all. Sales of our products outside the United States will also be subject to regulatory requirements governing clinical trials and product approval. These requirements vary from country to country and could delay introduction of our products in those countries. We cannot assure you that any of our products will receive marketing approval from the FDA or comparable foreign agencies. We expect to develop the therapeutic product candidates to treat Ebola Virus and Marburg Virus under defined regulatory pathways using the Animal Rule mechanism.  This mechanism has become available only relatively recently and has been infrequently used. This process has yet to be well tested and may present challenges for gaining final regulatory approval for these product candidates.

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

Our success will depend on our existing patents and licenses (180 patents (domestic and foreign) issued or licensed to us and 185 (domestic and foreign) pending patent applications) and our ability to obtain additional patents in the future. We license patents from other parties for certain complementary technologies.

Some of our patents on core technologies expired in 2008, including for our basic PMO chemistry. Based on patented improvements and inventive additions to such core patents, however, we believe our patent protection for those products and other products extend beyond 2020.

We cannot be certain that pending patent applications will result in patents being issued in the United States or foreign countries. In addition, the patents that have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours that do not conflict with our patents. Pharmaceutical research and development is highly competitive; others may file patents first.  We are aware of a patent that has issued that may provide the basis for the patent holder to assert that our drug AVI-4658 infringes on such patent.  We intend to vigorously defend any such claim if it should be asserted and believe that we may be able to invalidate some or all of the claims covered by this patent. In any case, we believe that we have freedom to move forward with our ongoing clinical trials and drug development efforts for this drug candidate.

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

We depend on our partners and contractors for critical functions. Therefore, if our collaborations or strategic relationships are unsuccessful, our business could be harmed.

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

We may get unexpected results from, or encounter challenges from our clinical studies.

All clinical studies, including phase III or pivotal studies, need to be agreed with regulatory authorities beforehand and successfully executed.  Preclinical as well as clinical studies are experiments designed to test a theory or hypothesis, and by their very nature, the result is unknown at the time the study is started. Sometimes unexpected results occur and the product does not demonstrate effectiveness (even though it might be effective), or an unexpected safety issue is encountered.

We have incurred net losses since our inception and we may not achieve or sustain profitability.

We incurred a net loss of $19.7 million in the second quarter of 2009 and $24.0 million for the year ended December 31, 2008. As of June 30, 2009, our accumulated deficit was $271 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from selling, general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

Our ability to be successful against our competitors cannot be assured.

The biopharmaceutical industry is highly competitive, with a number of well-established firms performing leading-edge research for the development of new products to treat a wide range of diseases. These companies have obtained patents for their intellectual property rights that could preclude other companies from using similar technologies in their product development. Moreover, companies that are focused on the treatment of similar diseases are in effect competing for the same limited number of potential patients.  Even if we are able to develop new products for market, there can be no assurance that we will be able to compete effectively or profitably against our competitors.

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

We use organic and inorganic solvents and reagents in our clinical development that are customarily used in pharmaceutical development and synthesis. Some of these chemicals may be classified as hazardous substances, are flammable and, if exposed to human skin, can cause anything from irritation to severe burns. We receive, store, use and dispose of such chemicals in compliance with all applicable laws with containment storage facilities and contained handling and disposal safeguards and procedures. We are routinely inspected by federal, state and local governmental and public safety agencies regarding our storage, use and disposal of such chemicals, including the federal Occupational, Safety and Health Agency (“OSHA”), the Oregon Department of Environmental Quality (“DEQ”) and local fire departments, without any material noncompliance issues in such inspections to date. Based on our limited use of such chemicals, the nature of such chemicals and the safeguards undertaken by the Company for storage, use and disposal, we believe we do not have any material exposure for toxic tort liability. Further, the cost of such compliance is not a material cost in our operating budget. While we do not have toxic tort liability insurance at this time, we believe our current insurance coverage is adequate to cover most liabilities that may arise from our use of such substances. If we are wrong in any of our beliefs, we could incur a liability in certain circumstances that would be material to our finances and the value of an investment in our securities.

Risks Related to Share Ownership

Our right to issue preferred stock, our classified Board of Directors and Oregon Anti-Takeover laws may delay a takeover attempt and prevent or frustrate any attempt to replace or remove the then current management of the Company by shareholders.

Our authorized capital consists of 200 million shares of common stock and 20 million shares of preferred stock. Our Board of Directors, without any further vote by the shareholders, has the authority to issue preferred shares and to determine the price, preferences, rights and restrictions, including voting and dividend rights, of these shares. The rights of holders of any preferred shares that our Board of Directors may issue in the future may affect the rights of the holders of shares of common stock. For example, our Board of Directors may allow the issuance of preferred shares with more voting rights, preferential dividend payments or more favorable rights upon dissolution than the shares of common stock or special rights to elect directors.

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

We have outstanding 85,725,709 shares of common stock as of June 30, 2009 and all are eligible for sale under Rule 144 or are otherwise freely tradeable. In addition:

•

Our employees and others hold options to buy a total of 9,064,310 shares of common stock, of which 5,087,430 options were exercisable at June 30, 2009. The options outstanding have exercise prices between $0.60 and $7.35 per share. The shares of common stock to be issued upon exercise of these options have been registered, and, therefore, may be freely sold when issued.

•

There are outstanding warrants to buy 24,774,687 shares of common stock as of June 30, 2009 with exercise prices ranging from $.0003 to $35.63 per share. Other than warrants to purchase an aggregate of 445,985 shares of common stock issued to ISIS Pharmaceuticals, Inc. (“ISIS”) in exchange for warrants to purchase shares of Ercole capital stock previously issued by Ercole to ISIS prior to the Company’s acquisition of Ercole, all of the shares of common stock issuable upon exercise of outstanding warrants are registered for resale and may be freely sold when issued, subject to the limitations imposed by applicable securities laws.

•

We may issue options to purchase up to an additional 771,606 shares of common stock as of June 30, 2009 under our stock option plans, which also will be fully saleable when issued except to the extent limited under Rule 144 for resales by our officers and directors.

•	We are authorized to sell up to 43,202 shares of common stock under our Employee Stock Purchase Plan to our full-time employees, nearly all of whom are eligible to participate.

Sales of substantial amounts of shares into the public market could lower the market price of our common stock.

Our common stock is listed on The NASDAQ Global Market and we may not be able to maintain that listing, which may make it more difficult for investors to sell shares of our common stock.

Our common stock is listed on The NASDAQ Global Market. The NASDAQ Global Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 minimum bid price per share and $50 million minimum value of listed securities. If a listed company fails to meet the $1.00 minimum bid price per share requirement for 30 consecutive days, it will receive a notice from NASDAQ mandating that the company achieve compliance with the minimum bid price per share listing requirement within 90 calendar days.  Our stock price is currently above $1.00; however, our stock price was priced at $0.99 as recently as May 11, 2009.  There can be no assurance that we will be able to maintain compliance with the minimum bid price per share requirement in the future.

On October 16, 2008, NASDAQ suspended the minimum bid price per share requirement and market value for publicly held shares requirements for all listed companies through August 2, 2009.  Recently, NASDAQ announced that it would reinstate the minimum bid price per share requirement and market value for publicly held shares requirements for all listed companies on August 3, 2009. As of the date of this report, we meet these listing requirements.

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

None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 19, 2009, at the Annual Meeting of the Company’s Shareholders (“Annual Meeting”), the shareholders approved each of the proposals set forth in the Company’s Proxy Statement dated April 14, 2009, briefly described below:

(i)            The shareholders were requested to elect and elected the following individuals to the Board of Directors:

Nominee	For	Withheld
John C. Hodgman	69,396,944	2,141,402
K. Michael Forrest	52,041,694	19,496,652
Leslie Hudson, PhD	60,899,271	10,639,075
M. Kathleen Behrens, PhD	69,099,907	2,438,439

Besides the foregoing directors, the following directors whose term expires in 2010 continued as directors following the Annual Meeting: William Goolsbee, Gil Price, MD, Michael Casey and Christopher S. Henney, PhD, D.Sc.; and.

(ii)           The shareholders were asked to ratify the selection of KPMG LLP as the Company’s independent auditors.  The proposal was approved by the shareholders, as 70,024,306 votes were cast for the proposal, 1,415,221votes were against and 98,819 votes abstained.

Item 5.    Other Information.

None.

Item 6.   Exhibits

		Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.3	Engagement Letter dated January 28, 2009 between the Company and Rodman & Renshaw, LLC	8-K	1-14895	1.3	1/30/09
3.1	Third Restated Articles of Incorporation of AntiVirals Inc.	SB-2	333-20513	3.1	5/29/97
3.2	First Restated Bylaws of AVI BioPharma, Inc.	8-K	1-14895	3.5	2/7/08
3.3	First Amendment to Third Restated Articles of Incorporation	8-K	0-22613	3.3	9/30/98
3.4	Amendment to Article 2 of the Company’s Third Restated Articles of Incorporation	DEF 14A	1-14895	N/A	4/11/02
4.4	Form of Common Stock Purchase Warrant	8-K	1-14895	4.4	1/30/09
10.72	Agreement between the Company and the US Defense Threat Reduction Agency dated May 5, 2009					X
10.73+	Employment Agreement dated May 19, 2009 by and between the Company and Paul Medeiros					X
10.74	Agreement between the Company and the US Defense Threat Reduction Agency dated May 28, 2009					X
10.75+	First Amendment to Sponsored Research Agreement between the Company and Charley’s Fund, Inc. dated June 2, 2009					X
31.1	Certification of the Company’s President and Chief Executive Officer, Leslie Hudson, Ph.D, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, J . David Boyle II, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification of the Company’s Chief Executive Officer, Leslie Hudson, Ph.D, and Chief Financial Officer, J. David Boyle II, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

Date: August 10, 2009	AVI BIOPHARMA, INC.

	By:	/s/ LESLIE HUDSON, Ph.D.
Leslie Hudson, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)