Form 10-K/A
period 2009-12-31
AVI BIOPHARMA INC
filed 2010-05-24
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on May 21, 2010 was 110,384,820.

Explanatory Note

AVI BioPharma, Inc. is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 and previously amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on April 28, 2010. The purpose of this Amendment No. 2 is to amend footnote 12 (Subsequent Events (unaudited)) to the financial statements in Part II. Except as described above, this Amendment No. 2 does not amend, update or change any other items or disclosures in the Form 10-K.

PART II

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 begins on page F-1 in Item 15 of Part IV of this report on Form 10-K and is incorporated into this item by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this Report:

(1) Financial Statements

The following financial statements of the Company and the Report of KPMG LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:.

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

Dated:	May 24, 2010	AVI BIOPHARMA, INC.

		By:	/s/ J. David Boyle II
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

AVI BioPharma, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity and Comprehensive Income (Loss)

					Accumulated	Deficit
					Other	Accumulated
				Additional	Comprehensive	During the	Total
	Partnership	Common Stock		Paid-In	Income	Development	Shareholders’
(in thousands)	Units	Shares	Amount	Capital	(Loss)	Stage	Equity

BALANCE AT JULY 22, 1980 (Inception)	—	—	—	$—	$—	$—	$—
Issuance of partnership units, warrants and common stock	3,615	8,273	1	33,733	—	—	33,734
Compensation expense related to issuance of warrants for common stock and partnership units	—	—	—	537	—	—	537
Exercise of warrants for partnership units and common stock	42	2,236	—	4,152	—	—	4,152
Exercise of options for common stock	—	990	—	4,005	—	—	4,005
Issuance of common stock for ESPP	—	252	—	810	—	—	810
Issuance of common stock and warrants for cash and securities, net of offering costs	—	37,185	4	162,348	—	—	162,352
Issuance of common stock and warrants for the acquisition of ImmunoTherapy Corporation	—	2,132	—	17,167	—	—	17,167
Issuance of common stock and warrants for services	—	536	—	2,469	—	—	2,469
Compensation expense related to issuance of options for common stock	—	—	—	6,842	—	—	6,842
Conversion of debt into common stock and partnership units	9	10	—	88	—	—	88
Issuance of common stock in exchange for partnership units	(1,810)	1,633	—	(0)	—	—	—
Withdrawal of partnership net assets upon conveyance of technology	(1,856)	—	—	(177)	—	—	(177)
Common stock subject to rescission, net	—	(64)	—	(289)	—	—	(289)
Comprehensive income (loss):
Write-down of short-term securities—available-for-sale	—	—	—	—	17,001	—	17,001
Realized gain on sale of short-term securities— available-for-sale	—	—	—	—	(3,766)	—	(3,766)
Unrealized loss on short-term securities— available-for-sale	—	—	—	—	(13,217)	—	(13,217)
Net loss	—	—	—	—	—	(199,189)	(199,189)
Comprehensive loss							(199,171)
BALANCE AT DECEMBER 31, 2006	—	53,183	5	$231,685	$18	$(199,189)	$32,519
Exercise of warrants for common stock	—	12	—	29	—	—	29
Exercise of options for common stock	—	39	—	90	—	—	90
Issuance of common stock for ESPP	—	518	—	1,450	—	—	1,450
Issuance of common stock to vendors	—				—	—	—
Compensation expense related to issuance of options for common stock	—	—	—	313	—	—	313
Issuance of common stock for cash and securities, net of offering costs	—	10,697	1	14,447	—	—	14,448
Stock-based compensation	—	—	—	4,719	—	—	4,719
Comprehensive income (loss):
Unrealized gain on short-term securities— available- for-sale, net	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	(27,168)	(27,168)
Comprehensive loss							(27,186)
BALANCE AT DECEMBER 31, 2007	—	64,449	6	$252,733	$—	$(226,357)	$26,382
Exercise of options for common stock	—	7	—	9	—	—	9
Issuance of common stock for ESPP	—	84	—	72	—	—	72
Issuance of common stock and warrants to vendors	—	324	—	828	—	—	828
Compensation expense to non-employees on issuance of options and warrants to purchase common stock	—	—	—	180	—	—	180
Compensation expense on issuance of restricted stock	—	100	—	166	—	—	166
Stock-based compensation	—	326	—	3,656	—	—	3,656
Issuance of common stock for acquisition of Ercole	—	5,812	1	8,391	—	—	8,392
Comprehensive income (loss):
Unrealized gain on short-term securities— available- for-sale, net	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(23,953)	(23,953)
Comprehensive loss							(23,953)
BALANCE AT DECEMBER 31, 2008	—	71,102	7	$266,035	$—	$(250,310)	$15,732
Exercise of options for common stock	—	62	—	76	—	—	76
Issuance of common stock for ESPP	—	124	—	85	—	—	85
Issuance of common stock for cash and securities, net of offering costs	—	38,520	4	30,518	—	—	30,522
Compensation expense on issuance of restricted stock	—	427	—	203	—	—	203
Stock-based compensation	—	261	—	2,171	—	—	2,171
Comprehensive income (loss):
Unrealized gain on short-term securities— available- for-sale, net	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(25,159)	(25,159)
Comprehensive loss							(25,159)
BALANCE AT DECEMBER 31, 2009	—	110,496	11	$299,088	$—	$(275,469)	$23,630

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

Level 3—Valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets measured at fair value on a recurring basis consisted of the following as of December 31, 2009:

	Fair Value Measurement as of December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term securities- available- for-sale and restricted cash	$48,730	$48,275	$455	$—
Total	$48,730	$48,275	$455	$—

The Company’s liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3
Warrants	$27,609	$—	$—	$27,609
Total	$27,609	$—	$—	$27,609

The Company’s assets measured at fair value on a recurring basis consisted of the following as of December 31, 2008:

	Fair Value Measurement as of December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term securities- available- for-sale and restricted cash	$11,757	$11,192	$565	$—
Total	$11,757	$11,192	$565	$—

The Company’s liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Warrants	$1,254	$—	$—	$1,254
Total	$1,254	$—	$—	$1,254

A reconciliation of the change in value of the Company’s warrants for the year ended December 31, 2009 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(in thousands)	(Level 3)

Balance at January 1, 2009	$1,254
Change in value of warrants	9,198
Issuances	17,157
Balance at December 31, 2009	$27,609

A reconciliation of the change in value of the Company’s warrants for the year ended December 31, 2008 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(in thousands)	(Level 3)

Balance at January 1, 2008	$4,415
Change in value of warrants	(3,161)

Balance at December 31, 2008	$1,254

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

•                  As the Board of Directors requested that Leslie Hudson, PhD, the Company’s Chief Executive Officer and President, tender his resignation as the Company’s Chief Executive Officer and President, such resignation is being treated as an involuntary termination of his employment without “Cause” for purposes of Section 13(d) of the Employment Agreement dated February 8, 2008 between the Company and Dr. Hudson (the “Employment Agreement”). In connection with his resignation, on April 20, 2010, the Company entered into a separation agreement with Dr. Hudson (the “Separation Agreement”), the terms of which were previously negotiated pursuant to the Employment Agreement.  Pursuant to the terms of the Separation Agreement, Dr. Hudson will receive total cash severance payments of $1,412,170.00 (the “Cash Severance Payments”), calculated by reference to two (2) times the sum of: (i) his annual base salary in effect as of the Separation Date ($494,400), (ii) the average of his last two annual bonuses ($188,669), and (iii) the annual cost of Pfizer retiree healthcare coverage for him and his spouse ($23,016).  The Cash Severance Payments will be made to Dr. Hudson in twenty-four (24) equal monthly installments, less required deductions and withholdings, over the twenty-four (24) month period following the effective date of the Separation Agreement.  In addition, as of the effective date of the Separation Agreement, all previously granted options to Dr. Hudson became fully vested and exercisable until October 20, 2010 and all shares of restricted stock granted to Dr. Hudson not released for the Company’s repurchase option were released from such repurchase option.  The aggregate number of unvested shares subject to previously granted options that became fully vested and exercisable as of April 20, 2010 was one million one hundred sixty-six thousand eight hundred thirty-three (1,166,833).  The following table identifies the options held by Dr. Hudson as of April 20, 2010, and how many shares were vested and unvested under each option granted to Dr. Hudson immediately prior to the acceleration of all unvested options provided for in Dr. Hudson’s Employment Agreement and Separation Agreement:

Date of Option Grant	Number of Shares Subject to the Option	Exercise Price	Number of Options Vested as of April 20, 2010	Number of Unvested Options Accelerated as of April, 20, 2010	Termination of Exercise Period
February 8, 2008	667,000	$1.09	333,500	333,500	October 20, 2010
February 10, 2009	350,000	$0.92	116,667	233,333	October 20, 2010
February 9, 2010	600,000	$1.45	0	600,000	October 20, 2010

Total	1,617,000		450,167	1,166,833	October 20,1010

An additional one hundred sixteen thousand five hundred (116,500) shares of restricted stock were released from the Company’s repurchase option as of April 20, 2010.

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