Form 10-Q
period 2010-09-30
AVI BIOPHARMA INC
filed 2010-11-09
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	112,323,950
(Class)	(Outstanding as of November 4, 2010)

AVI BIOPHARMA, INC.

FORM 10-Q

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2010 and December 31, 2009 (unaudited)	2

	Statements of Operations — Three Months and Nine Months Ended September 30, 2010 and 2009 and from July 22, 1980 (Inception) through September 30, 2010 (unaudited)	3

	Statements of Cash Flows — Nine Months Ended September 30, 2010 and 2009 and from July 22, 1980 (Inception) through September 30, 2010 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	(Removed and Reserved)	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

Exhibits		35

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$35,967	$48,275
Accounts receivable	5,241	2,085
Other current assets	1,106	950
Total Current Assets	42,314	51,310

Property held for sale	1,979	2,372
Property and Equipment, net of accumulated depreciation and amortization of $14,678 and $14,026	2,155	2,466
Patent Costs, net of accumulated amortization of $1,870 and $1,762	4,301	3,759
Other assets	111	120
Total Assets	$50,860	$60,027

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,945	$1,381
Accrued employee compensation	2,223	922
Long-term debt, current portion	80	77
Warrant valuation	33,118	27,609
Deferred revenue	3,335	3,428
Other liabilities	64	90
Total Current Liabilities	43,765	33,507

Commitments and Contingencies	—	—

Long-term debt, non-current portion	1,863	1,924
Other long-term liabilities	1,069	966

Shareholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 112,323,950 and 110,495,587 issued and outstanding	11	11
Additional paid-in capital	304,154	299,088
Deficit accumulated during the development stage	(300,002)	(275,469)
Total Shareholders’ Equity	4,163	23,630
Total Liabilities and Shareholders’ Equity	$50,860	$60,027

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

					July 22, 1980
	Three months ended September 30,		Nine months ended September 30,		(Inception) through
	2010	2009	2010	2009	September 30, 2010

Revenues from license fees, grants and research contracts	$8,702	$6,353	$13,903	$12,448	$73,712

Operating expenses:
Research and development	9,059	7,473	22,080	17,770	252,512
General and administrative	3,440	1,800	11,017	6,226	85,037
Acquired in-process research and development					29,461
Operating loss	(3,797)	(2,920)	(19,194)	(11,548)	(293,298)

Other non-operating (loss) income:
Interest (expense) income and other, net	82	(132)	170	(147)	8,493
(Increase) decrease on warrant valuation	(3,578)	(5,038)	(5,509)	(16,989)	(2,059)
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	3,863
Write-down of short-term securities—available-for-sale	—	—	—	—	(17,001)
	(3,496)	(5,170)	(5,339)	(17,136)	(6,704)

Net loss and comprehensive loss	$(7,293)	$(8,090)	$(24,533)	$(28,684)	$(300,002)

Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.22)	$(0.33)

Weighted average number of common shares outstanding for computing basic and diluted loss per share (in thousands)	111,767	95,261	110,863	87,493	—

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			For the Period
			July 22, 1980
	Nine months ended September 30,		(Inception) through
	2010	2009	September 30, 2010

Cash flows from operating activities:
Net loss	$(24,533)	$(28,684)	$(300,002)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,053	1,080	18,735
Loss on disposal of assets	274	221	1,579
Realized gain on sale of short-term securities— available-for-sale	—	—	(3,863)
Write-down of short-term securities—available-for-sale	—	—	17,001
Impairment charge on real estate owned	393	128	1,321
Stock-based compensation	2,540	1,592	25,237
Conversion of interest accrued to common stock	—	—	8
Acquired in-process research and development	—	—	29,461
Increase (decrease) on warrant valuation	5,509	16,989	2,059
(Increase) decrease in:
Accounts receivable and other current assets	(3,297)	(1,026)	(6,197)
Net increase in accounts payable, accrued employee compensation, and other liabilities	4,740	1,957	10,014
Net cash used in operating activities	(13,321)	(7,743)	(204,647)

Cash flows from investing activities:
Purchase of property and equipment	(628)	(276)	(18,497)
Patent costs	(821)	(751)	(8,064)
Purchase of marketable securities	(5)	113	(112,991)
Sale of marketable securities	—	—	117,724
Acquisition costs	—	—	(2,389)
Net cash used in investing activities	(1,454)	(914)	(24,217)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	2,525	47,782	265,462
Repayments of long-term debt	(58)	(49)	(245)
Buyback of common stock pursuant to rescission offering	—	—	(289)
Withdrawal of partnership net assets	—	—	(177)
Issuance of convertible debt	—	—	80
Net cash provided by (used in) financing activities	2,467	47,733	264,831

Increase (decrease) in cash and cash equivalents	(12,308)	39,076	35,967

Cash and cash equivalents:
Beginning of period	48,275	11,192	—
End of period	$35,967	$50,268	$35,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$70	$65	$375
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897
Issuance of common stock and warrants in satisfaction of liabilities	$—	$—	$545
Issuance of common stock for building purchase	$—	$—	$750
Assumption of long-term debt for building purchase	$—	$—	$2,200
Issuance of common stock for Ercole assets	$—	$—	$8,075
Assumption of liabilities for Ercole assets	$—	$—	$2,124
Issuance of common stock and warrants in satisfaction of employee bonuses	$—	$239	$—

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of AVI BioPharma, Inc. (the “Company”) and its consolidated subsidiaries. The accompanying unaudited condensed consolidated balance sheet data as of December 31, 2009 was derived from audited financial statements not included in this report. The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

Management has determined that the Company operates one segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.  These changes did not have a significant impact on the Company’s net loss, assets, liabilities, shareholders’ equity or cash flows.

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

•                    Level 3 — valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of September 30, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$35,967	$35,967	—	—
Other current assets	459	—	$459	—
Total assets	$36,426	$35,967	$459	$—

	Fair Value Measurement as of September 30, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)

Warrants	$33,118	—	—	$33,118
Total liabilities	$33,118	$—	$—	$33,118

	Fair Value Measurement as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$48,275	$48,275	—	—
Other current assets	455	—	$455	—
Total assets	$48,730	$48,275	$455	$—

	Fair Value Measurement as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$27,609	$—	$—	$27,609
Total liabilities	$27,609	$—	$—	$27,609

A reconciliation of the change in value of the Company’s warrants for the three months ended September 30, 2010 is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
(in thousands)

Balance at June 30, 2010	$29,540
Change in value of warrants	3,578
Balance at September 30, 2010	$33,118

A reconciliation of the change in value of the Company’s warrants for the nine months ended September 30, 2010 is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
(in thousands)

Balance at December 31, 2009	$27,609
Change in value of warrants	5,509
Balance at September 30, 2010	$33,118

See Note 6 —“Warrants” for additional information related to the determination of fair value of the warrants. The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 3. Property Held for Sale

In 2009, the Company decided to outsource its large scale manufacturing activities listing for sale the industrial property located in Corvallis, Oregon and recorded a $0.1 million impairment charge to reduce carrying value to fair value less estimated costs to sell.  The Company recorded an additional impairment charge of $0.4 million in the quarter ended September 30, 2010 to reduce its carrying value to the current appraised value. The Company has used a Level 3 fair value measure with the use of an independent appraisal to estimate value of this property.

Note 4. U.S. Government Contracts

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government.  We recognize revenues from U.S. government research contracts during the period in which the related expenditures are incurred and present these revenues and related expenses gross in the consolidated financial statements.  As of September 30, 2010, the Company had contracts with the U.S. government pursuant to which it is entitled to receive up to an aggregate of $157.2 million for development of its product candidates, of which $62.2 million had been billed to the U.S. government and $95.0 million of which relates to development that has not yet been completed and has not been billed. The following is a description of such contracts.

January 2006 Agreements (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

In January 2006, the final version of the 2006 defense appropriations act was enacted, which act included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs under certain executed contracts. Net of government administrative costs, it is anticipated that the Company will receive up to $9.8 million under this allocation. The Company’s technology is expected to be used to continue developing RNA-based drugs against Ebola and Marburg viruses. As of September 30, 2010, the Company has recognized revenue of $9.8 million with respect to these contracts.

December 2006 Agreement (Ebola, Marburg and Junín Viruses)

In December 2006, the Company entered into a two-year research contract with Defense Threat Reduction Agency (“DTRA”), an agency of the U.S. Department of Defense (the “DoD”), pursuant to which the Company was entitled to $28.0 million to fund its development of antisense therapeutics to treat the effects of Ebola, Marburg and Junín hemorrhagic fever viruses. In May 2009, this contract was amended to extend the term of the contract until November 2009 and to increase funding by $5.9 million to an aggregate of $33.9 million. In June 2009, the contract was amended again to extend the term of the contract to February 2011 and to increase funding by an additional $11.5 million to an aggregate of $45.4 million. In November 2010, the Company and DTRA agreed that the key activities under this contract had been completed and that further activities under this contract would cease and be deemed concluded.  As of September 30, 2010, the Company had recognized revenue of $38.2 million with respect to this contract and does not expect significant further revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, the Company entered into a contract with DTRA to develop swine flu drugs. Under this contract, DTRA will pay up to $4.1 million to the Company for the work involving the application of the Company’s proprietary PMO and PMOplus™  antisense chemistry and the Company plans to conduct preclinical development of at least one drug candidate and demonstrate it is effective by testing it on animals.  In March 2010, the contract was amended to include testing against additional influenza strains including H5N1 (avian flu), Tamiflu®-resistant H1N1 (swine flu) and H3N2 (seasonal flu) and funding increased by $4.0 million to an aggregate of $8.1 million. As of September 30, 2010, the Company has recognized revenue of $4.5 million with respect to this contract.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, the Company entered into a contract with the DTRA to advance the development of AVI-7100, which was previously designated AVI-7367 and which has been renumbered by the Company, as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program (“TMT”) of the DoD. The contract provides for funding of up to $18 million to advance the development of AVI-7100, including studies enabling an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”), the development of an intranasal delivery formulation, and the funding of a Phase 1 clinical program to obtain human safety data to support potential use under an Emergency Use Authorization. As of September 30, 2010, the Company has recognized revenue of $4.6 million with respect to this contract.

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, the Company was awarded a new contract with the DoD Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of the Company’s hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, for Ebola and Marburg viruses, respectively.  The contract is funded as part of the TMT program, which was instigated to develop innovative platform-based solutions countering biological threats. The contract is structured into four segments with potential funding of up to approximately $291 million.  Activity under the first segment, which began in July 2010, provides for funding to the Company of up to approximately $80 million.  Activities under the first segment include Phase 1 studies in healthy volunteers as well as preclinical studies, and are scheduled over an 18-month period.

After completion of the first segment, and each successive segment, TMT has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If TMT exercises its options for all four segments, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval of each therapeutic candidate and would provide for a total funding award to the Company of up to approximately $291 million over a period of approximately six years.  Under an earlier contract, the Company completed development activities that culminated in the opening of IND applications for both AVI-6002 and AVI-6003.  As of September 30, 2010, the Company has recognized revenue of $2.7 million with respect to the July 2010 Agreement.

The following table sets forth the impact on revenue of each of the contracts with the U.S. government on the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$88	$285	$556	$1,908
December 2006 Agreement (Ebola, Marburg and Junín Viruses)	345	4,418	2,953	7,483
May 2009 Agreement (H1N1)	1,358	780	2,802	1,136
June 2010 Agreement (H1N1)	4,201	—	4,634	—
July 2010 Agreement (Ebola and Marburg)	2,716	—	2,716	—
Other Agreements	(6)	870	242	1,921
Total	$8,702	$6,353	$13,903	$12,448

Note 5. Stock Compensation

Stock Options

The Company sponsors a 2002 Equity Incentive Plan (the “Plan”) pursuant to which it may issue options to purchase its common stock to the Company’s employees, directors and service providers. In general, stock options granted under the Plan vest over a three year period, with one-third of the underlying shares vesting on each anniversary of grant, and have a ten year term. As of September 30, 2010, 1,721,493 shares of common stock remain available for future grant under the Plan.

A summary of the Company’s stock option compensation activity with respect to the nine months ended September 30, 2010 follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	8,932,811	$2.79
Granted	3,432,865	1.56
Exercised	(1,673,128)	1.18
Canceled or expired	(2,287,491)	4.49
Outstanding at September 30, 2010	8,405,057	2.14	7.24	$2,763,892

Vested at September 30, 2010 and expected to vest	8,193,961	2.16	7.18	2,679,047

Exercisable at September 30, 2010	3,907,316	2.93	5.18	888,655

The weighted-average fair value per share of stock-based awards, including stock options and restricted stock grants, granted to employees during the nine months ended September 30, 2010 and 2009 was $1.10 and $1.07, respectively. During the same periods, the total intrinsic value of stock options exercised was $955,000 and $24,000, respectively, and the total grant date fair value of stock options that vested was $2,555,000 and $1,450,000, respectively. The total grant date fair value of stock options vested for the three months ended September 30, 2010 and 2009 was $169,000and $446,000, respectively.

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

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Three and Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	1.39%-2.37%	1.2%-1.60%
Expected dividend yield	0%	0%
Expected lives	5.3-5.5 years	9.0 years
Expected volatility	83.3%-85.2%	92.0%-94.2%

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

Restricted Stock Awards

In the three months ended June 30, 2010, the Company granted a total of 20,000 shares of restricted stock to members of its Board of Directors. These shares vest over a period of approximately one year.  During the three and nine month periods ended September 30, 2010, the Company recognized compensation expense related to these shares of $6,600 and $9,600, respectively.

In the three months ended June 30, 2009, the Company granted 25,000 shares of restricted stock to members of its Board of Directors. These shares vest over a period of one year.  During the three and nine months ended September 30, 2009, the Company recognized compensation expense related to these shares of $24,000 and $27,000, respectively.

Also in the three months ended June 30, 2009, the Company granted 100,000 shares of restricted stock to its Chief Business Officer. These shares vest upon the achievement of certain performance milestones.  No compensation expense related to these shares has been recognized in 2010 or 2009 as the achievement of the performance milestones was not accomplished and the restricted stock was cancelled.

In the three months ended March 31, 2009, the Company granted 60,000 shares of restricted stock to its Chief Medical Officer. These shares vested over a period of 181 days.  During the three and nine months ended September 30, 2009 the Company recognized compensation expense related to these shares of $11,000 and $82,000, respectively.

In the three months ended March 31, 2008, the Company granted 333,000 shares of restricted stock to its former Chief Executive Officer.  Of these shares, 100,000 vested immediately and the remaining 233,000 were scheduled to vest over a period of four years. In April 2010, the former Chief Executive Officer tendered his resignation at the request of the Board of Directors and pursuant to the terms of the related separation agreement, 116,500 shares of previously granted restricted stock immediately became fully vested and exercisable at the effective date of the separation agreement. During the three months ended September 30, 2010 and 2009, the Company recognized compensation expense related to these shares of $0 and $16,000, respectively. During the nine month periods ended September 30, 2010 and 2009, the Company recognized compensation expense related to these shares $134,000 and $48,000, respectively.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance as of December 31, 2009	300	$1.09
Granted	20	1.30
Vested	(200)	1.09
Forfeited or canceled	(100)	1.10
Balance as of September 30, 2010	20	$1.30

The weighted-average grant-date fair value of restricted stock awards is based on the market price of the Company’s common stock on the date of grant. There were no grants of restricted stock awards in the three months ended September 30, 2010 and the grant-date fair value of the restricted stock award made during the nine months ended September 30, 2010 was $1.30.  The grant-date fair value of the restricted stock awards made during the three and nine month periods ended September 30, 2009 was $0 and $1.01, respectively. The total grant-date fair values of restricted stock awards that vested during the nine months ended September 30, 2010 and 2009 were approximately $219,000 and $385,000, respectively.

Stock-based Compensation Expense

The amount of stock-based compensation expense recognized in the three months ended September 30, 2010 and 2009 related to stock options was $509,000 and $511,000, respectively. For the nine months ended September 30, 2010 and 2009, stock-based compensation expense was $2,540,000 and $1,592,000, respectively. A summary of the stock based compensation expense recognized in the statement of operations is as follows:

	Three Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Research and development	$250	$205
General and administrative	259	306
Total	$509	$511

The following are the stock-based compensation expense recognized in the Company’s statements of operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Research and development	$665	$826
General and administrative	1,875	766
Total	$2,540	$1,592

As of September 30, 2010, there was $3,570,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock, granted under the Plan. These costs are expected to be recognized over a weighted-average period of 1.99 years.

Pursuant to the terms of the separation agreement between the Company’s former Chief Executive Officer and the Company, unvested options previously granted to Dr. Hudson to purchase 1,166,833 shares of common stock and 116,500 shares of restricted stock immediately became fully vested and exercisable at the effective date of the separation agreement. The Company recorded a charge of stock compensation expense of $1,181,292 as a result of the accelerated vesting of these shares in the second quarter of 2010.

Note 6. Warrants

Warrants issued in connection with the Company’s December 2007, January 2009, and August 2009 financings are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities; the Company is not required to expend any cash to settle these liabilities.

The fair value of these warrants was recorded on the balance sheet at issuance and the warrants are marked to market at each financial reporting period, with changes in the fair value recorded as a gain or loss in the statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The following reflects the weighted-average assumptions for each of the periods indicated:

	Three and Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	0.1%-2.6%	0.2%-2.4%
Expected dividend yield	0%	0%
Expected lives	0.1-4.4 years	0.1-5.0 years
Expected volatility	62.3%-96.68%	83.2%-140.6%
Shares underlying warrants classified as liabilities	29,409,546	30,203,446

	Three and Nine Months Ended September 30,
	2010	2009
Market value of stock at beginning of year	$1.58	$0.66
Market value of stock at end of period	1.83	1.72
Weighted average exercise price	1.59	3.40

The risk-free interest rate is estimated using an average of Treasury bill interest rates that correlate to the prevailing interest rates at the time of valuation date. The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date. The expected volatility is estimated using historical volatility of the Company’s common stock, taking into account factors such as future events or circumstances that could impact volatility. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these warrants by the holders.

All other warrants issued by the Company other than the warrants issued in connection with its December 2007, January 2009 and August 2009 financings are classified as permanent equity in accordance with GAAP; the fair value of the warrants was recorded as additional paid-in capital and no further adjustments are made. For the three months ended September 30, 2010 and 2009, 255,895 and 2,129,530 shares, respectively, were underlying such warrants.

A summary of the Company’s warrant activity with respect to the nine months ended September 30, 2010 is as follows:

Warrants	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2010	32,332,996	$3.40
Granted	—	—
Exercised	(308,000)	1.78
Canceled or expired	(2,359,555)	26.50
Outstanding at September 30, 2010	29,665,441	1.59	3.55

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

	Three Months Ended September 30,
	2010	2009
	(in thousands, except per-share data)
Net loss	$(7,293)	$(8,090)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	111,767	95,261
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted-average number of common shares outstanding for computing diluted earnings per share	111,767	95,261
Net loss per share - basic and diluted	$(0.07)	$(0.08)

	Nine Months Ended September 30,
	2010	2009
	(in thousands, except per-share data)
Net loss	$(24,533)	$(28,684)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	110,863	87,493
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*
Weighted-average number of common shares outstanding for computing diluted earnings per share	110,863	87,493
Net loss per share - basic and diluted	$(0.22)	$(0.33)

*                    Warrants and stock options to purchase 38,070,498 and 41,262,099 shares of common stock as of September 30, 2010 and 2009, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

Note 8.  Liquidity

Since its inception in 1980 through September 30, 2010 the Company has incurred losses of approximately $300.0 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenue from product sales will be achieved. Moreover, even if the Company does achieve revenue from product sales, the Company expects to incur operating losses over the next several years.

At September 30, 2010, cash, cash equivalents and short-term investments were $36.4 million, compared to $48.7 million at December 31, 2009. The Company’s principal sources of liquidity have been revenue from its U.S. government research contracts and equity financings. The Company’s principal uses of cash have been research and development expenses, general and administrative expenses and other working capital requirements.

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. As of September 30, 2010, the Company had contracts with the U.S. government pursuant to which its is entitled to receive up to an aggregate of $157.2 million for development of its product candidates, of which $62.2 million had been billed to the U.S. government and $95.0 million of which relates to development that has not yet been completed and has not been billed. See Note 4 — “U.S. Government Contracts” for additional information.

In January and August 2009, the Company sold shares of its common stock and also issued warrants to purchase shares of its common stock in offerings registered under the Securities Act of 1933 (the “Securities Act”).  See Note 9 — “Equity Financing” for more information.

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

In August 2009, the Company sold approximately 24.3 million shares of its common stock and also issued warrants to purchase approximately 9.7 million shares of its common stock in an offering registered under the Securities Act. The offering generated net proceeds of approximately $32.3 million. The warrants issued to the investors in the offering have an exercise price of $1.78 per share and are exercisable at any time on or before August 25, 2014. The warrants issued in connection with the January and August 2009 offerings are classified as a liability due to their settlement terms. Accordingly, the fair value of the warrants is recorded on the consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in the consolidated statement of operations as described in greater detail in Note 6 — “Warrants”.  These warrants are non-cash liabilities; the Company is not required to expend any cash to settle these liabilities.

Note 10.  Income Taxes

The Company has not recognized any liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at September 30, 2010 or December 31, 2009, and has not recognized interest and/or penalties in the statement of operations for the three and nine months ended September 30, 2010.

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

In April 2010, the FASB issued guidance on applying the milestone method of revenue recognition for milestone payments for achieving specific performance measures when those payments are related to uncertain future events.  The scope of this guidance is limited to transactions involving research or development. Under the guidance, the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestone will be achieved.  The guidance is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010, with early adoption permitted. The Company, based on its current revenue contracts, does not believe that this guidance will have a material impact on the Company’s financial statements.

Note 12. Subsequent Events

In October 2010, the Company received notification from the Treasury Department that they had been awarded grants totaling approximately $1.2 million under the U.S. Government’s Qualifying Therapeutic Discovery Project (QTDP) program. AVI was awarded grants for each of the five project applications submitted for the company’s Duchenne muscular dystrophy program and four infectious disease programs.

The QTDP was part of the March 2010 Patient Protection and Affordable Care Act and provides a tax credit or grant equal to 50 percent of eligible costs and expenses for tax years 2009 and 2010. Under the program, a total of $1 billion in grant or tax credits was made available to companies with 250 or fewer employees. The grant received by AVI for each application was approximately $244,000.

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

In this report, “we,” “our,” “us,” “AVI,” and “Company” refers to AVI BioPharma, Inc.

Overview

We are a biopharmaceutical company focused on the discovery and development of novel RNA-based therapeutics for rare and infectious diseases, as well as other select disease targets. Applying pioneering technologies developed and optimized by AVI, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. Unlike other RNA-based approaches, our technologies can be used to directly target both messenger RNA (mRNA) and precursor messenger RNA (pre-mRNA) to either down-regulate (inhibit) or up-regulate (promote) the expression of targeted genes or proteins. We believe that these broad capabilities represent highly competitive RNA-based technology platforms and a strong intellectual property position, both of which are the result of advances across several areas of science, including over 20 years of research and development work in chemistry and biology. Our patent estate includes 205 patents (foreign and domestic) issued to or licensed by us and 186 patent applications (domestic and foreign).

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

On June 4, 2010, we were awarded a new contract with the U.S. Defense Threat Reduction Agency, or DTRA, an agency of the U.S. Department of Defense, or DoD, to advance the development of AVI-7100 as a medical countermeasure against the pandemic H1N1 influenza virus (swine flu) in cooperation with the Transformational Medical Technologies program, or TMT, of the DoD. The contract provides for funding of up to $18 million to advance the development of AVI-7100, including studies enabling an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, the development of an intranasal delivery formulation and the funding of a Phase 1 clinical program to obtain human safety data to support potential use under an Emergency Use Authorization.

On July 14, 2010, we were awarded a new contract with the DoD Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of our hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, for Ebola and Marburg viruses, respectively. The contract is funded as part of the TMT program, which was established to develop innovative platform-based solutions countering biological threats. The contract is structured into four segments with potential funding of up to approximately $291 million. Activity under the first segment began in July 2010 and provides us funding of up to approximately $80 million. After completion of the first segment, and each successive segment, TMT has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If TMT exercises its options for all four segments, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval of each therapeutic candidate and would provide for a total funding award to us of up to approximately $291 million. Under an earlier contract, we completed development activities that culminated in the opening of IND applications for both AVI-6002 and AVI-6003.

In October 2010, we were awarded five cash grants totaling approximately $1.2 million under the U.S. Government’s Qualifying Therapeutic Discovery Project, or QTDP, program.  We were awarded grants for each of the five project applications submitted for our DMD program and four infectious disease programs.  The QTDP was part of the March 2010 Patient Protection and Affordable Care Act and provides a tax credit or grant equal to 50 percent of eligible costs and expenses for tax years 2009 and 2010.  Under the program, a total of $1 billion in grant or tax credits was made available to companies with 250 or fewer employees.  The grant we received for each application was approximately $244,000.

On April 20, 2010, our chief executive officer and president, Leslie Hudson, Ph.D., tendered his resignation at the request of our Board of Directors.  Pursuant to his separation agreement, Dr. Hudson will receive total cash severance payments of $1,412,170 (comprised of two times the sum of (i) his annual base salary in effect as of the Separation Date ($494,400), (ii) the average of his last two annual bonuses ($188,669), and (iii) the annual cost of Pfizer retiree healthcare coverage for him and his spouse ($23,016).   The cash severance payments are paid to Dr. Hudson in 24 equal monthly installments, less required deductions and withholdings following the effective date of the separation agreement.   In addition, as of the effective date of the separation agreement, unvested options to purchase 1,166,833 shares of our common stock and 116,500 shares of restricted stock previously granted to Dr. Hudson became fully vested and exercisable, which resulted in a charge to stock compensation expense of $1,181,292 in the second quarter of 2010.

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

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts.  As the result of new Influenza, Ebola and Marburg U.S. government research contracts, we expect future revenues and research and development cost to increase. We have been unprofitable since inception and, other than limited interest, license fees, grants and research contracts, we have had no material revenue from the sale of products or other sources, other than from government grants and research contracts, and we do not expect material revenue for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue our research and development efforts and seek to enter additional collaborative efforts. As of September 30, 2010, our accumulated deficit was $300.0 million.

Government Contracts

In the periods presented, substantially all of the revenue generated by our company was derived from research contracts with the U.S. government. As of September 30, 2010, we had contracts with the U.S. government pursuant to which we are entitled to receive up to an aggregate of $157.2 million for development of its product candidates, of which $62.2 million had been billed to the U.S. government and $95.0 million of which relates to development that has not yet been completed and has not been billed. The following is a description of such contracts.

January 2006 Agreement (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

In January 2006, the final version of the 2006 defense appropriations act was enacted, which act included an allocation of $11.0 million to fund our ongoing defense-related programs under certain executed contracts. Net of government administrative costs, it is anticipated that we will receive up to $9.8 million under this allocation. Our technology is expected to be used to continue developing RNA based drugs against Ebola and Marburg viruses. We have received signed contracts for all of these projects. As of September 30, 2010, we have recognized revenue of $9.8 million with respect to these contracts and expect to receive the remaining funding under these contracts in 2010.

December 2006 Agreement (Ebola, Marburg and Junín Viruses)

In December 2006, we entered into a two-year research contract with the DTRA pursuant to which we were entitled to $28 million to fund development of our antisense therapeutic candidates Ebola, Marburg and Junín hemorrhagic viruses. In May 2009, this contract was amended to extend the term of the contract until November 2009 and to increase funding by $5.9 million to an aggregate of $33.9 million. In June 2009, the contract was amended again to extend the term of the contract to February 2011 and to increase funding by an additional $11.5 million to an aggregate of $45.4 million. In November 2010, we and DTRA agreed that the key activities under this contract had been completed and that further activities under this contract would cease and this contract would be deemed concluded. As of September 30, 2010, we had recognized revenue of $38.2 million with respect to this contract and does not expect significant further revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, we entered into a contract with the DTRA to develop swine flu drugs. Under this contract, DTRA will pay up to $4.1 million to our company for the work involving the application of our proprietary PMO and PMOplus™  antisense chemistry and we plan to conduct preclinical development of at least one drug candidate and demonstrate it is effective by testing it on animals.  In March 2010, the contract was amended to include testing against additional influenza strains including H5N1 (avian flu), Tamiflu® resistant H1N1 (swine flu) and H3N2 (seasonal flu) and funding increased by $4.0 million to an aggregate of $8.1 million. As of September 30, 2010, we have recognized revenue of $4.5 million with respect to this contract and expect to receive the remaining funding under this contract in 2010.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, we entered into a contract with the DTRA to advance the development of AVI-7100, which was previously designated AVI-7367 and which has been renumbered by us, as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the TMT. The contract provides for funding of up to $18 million to advance the development of AVI-7100, including studies enabling an IND application with the FDA, the study of an intranasal delivery formulation, and the funding of a Phase 1 clinical trial to obtain human safety data to support potential use under an Emergency Use Authorization. As of September 30, 2010, we have recognized revenue of $4.6 million with respect to this contract and expect to receive the remaining funding under this contract in 2010 and 2011.

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, we were awarded a new contract with the DoD Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of the our hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, for Ebola and Marburg viruses, respectively.  The contract is funded as part of the TMT program, which was established to develop innovative platform-based solutions countering biological threats. The contract is structured into four segments with potential funding of up to approximately $291 million.  Activity under the first segment began in July 2010and provides for funding to us of up to approximately $80 million.  Activities under the first segment include Phase 1 studies in healthy volunteers as well as preclinical studies, and are scheduled over an 18-month period.

After completion of the first segment, and each successive segment, TMT has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If TMT exercises its options for all four segments, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval of each therapeutic candidate and would provide for a total funding award to the us of up to approximately $291 million over a period of approximately six years.  Under an earlier contract, we completed development activities that culminated in the opening of IND applications for both AVI-6002 and AVI-6003.  As of September 30, 2010, we have recognized revenue of $2.7 million with respect to the July 2010 Agreement.

The following table sets forth the impact on revenue of each of the contracts with the U.S. government on our results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$88	$285	$556	$1,908
December 2006 Agreement (Ebola, Marburg and Junín Viruses)	345	4,418	2,953	7,483
May 2009 Agreement (H1N1)	1,358	780	2,802	1,136
June 2010 Agreement (H1N1)	4,201	—	4,634	—
July 2010 Agreement (Ebola and Marburg)	2,716	—	2,716	—
Other Agreements	(6)	870	242	1,921
Total	$8,702	$6,353	$13,903	$12,448

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

We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our company performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because our know-how and expertise related to the technology is proprietary to us, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. As of September 30, 2010, we had deferred revenue of $3.3 million, which represents up-front fees received from third parties pursuant to certain contractual arrangements and will be recognized as performance obligations are satisfied.

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

The policies that we believe are the most critical to aid the understanding of our financial results include:

•     revenue recognition;

•     impairment of long-lived assets;

•     stock-based compensation; and

•     accounting for and valuation of warrants classified as liabilities.

Our critical accounting policies and significant estimates are detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 16, 2010 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and filed with the SEC on August 9, 2010.

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

The fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. If, for example, the market value of our common stock or its volatility at December 31, 2009 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased by up to $4.4 million or decreased up to $4.3 million, respectively, with such difference reflected in our statement of operations.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
Revenue:	$8,702	$6,353	37%	$13,903	$12,448	12%

Expenses:

Research and development	9,059	7,473	21%	22,080	17,770	24%

General and administrative	3,440	1,800	91%	11,017	6,226	77%

Operating loss	(3,797)	(2,920)		(19,194)	(11,548)
Other income (loss):
Interest(expense) income and other, net	82	(132)	+	170	(147)	+
(Increase) decrease on warrant valuation	(3,578)	(5,038)	+	(5,509)	(16,989)	+

Net loss	$(7,293)	$(8,090)		$(24,533)	$(28,684)
Basic and diluted loss per share	$(0.07)	$(0.08)		$(0.22)	$(0.33)

+                 Not meaningful

Revenue

Revenue for the three months ended September 30, 2010 increased by $2.3 million, or 37%, compared to the three months ended September 30, 2009 due to a $3.3 million increase in revenue from U.S. government research contracts offset, in part, from lower revenue associated with the Children’s National Medical Center contract related to DMD.

Revenue for the nine months ended September 30, 2010 increased by $1.4 million, or 12%, compared to the nine months ended September 30, 2009 due to a $3.2 million increase in government research contracts as detailed in the table above, partially offset by a $1.7 million decrease in revenue from the Children’s National Medical Center.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2010 increased by $1.6 million, or 21%, compared to the three months ended September 30, 2009 due primarily to $1.1 million for upfront payments to a contract research organization primarily related to our H1N1 program and $0.5 million in increased salaries and employee costs from new staff additions.

Research and development expenses for the nine months ended September 30, 2010 increased by $4.3 million, or 24%, compared to the nine months ended September 30, 2009 due primarily to $1.4 million in costs for active investigational therapeutic components, $1.1 million for contract research organizations costs for the H1N1 program, $1.1 million for toxicology studies for the Junin and H1N1 programs and $0.9 million in increased salaries and employee costs from the addition of new staff.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 increased by $1.6 million, or 91%, compared to the three months ended September 30, 2009. The significant increase in the three months ended September 30, 2010 is primarily due to $0.5 million in salaries related to increased staff and $0.5 million increase in professional consulting and legal costs.   In addition, there was a $0.4 million reduction in the fair value of property held for sale in Corvallis, Oregon, investor relations costs increased by $0.2 million and technology costs increased $0.1 million.

General and administrative expenses for the nine months ended September, 2010 increased by $4.8 million, or 77%, compared to the nine months ended September 30, 2009 primarily due to $2.6 million in severance costs and stock compensation related to the departure, in April 2010, of our former chief executive officer. Other increases include legal costs of $0.6, salary costs related to additional staff of $0.5 million, rent expense of $0.4 million for the addition of our new Bothell, Washington facility, $0.4 million impairment charge for property held for sale in Corvallis, Oregon, $0.2 million of investor relations costs and $0.1 million for technology costs.

Interest Income (Expense) and Other, Net

The increase in interest income (expense) and other, net for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was attributable to increased rental income from the sublease of excess space in our Corvallis, Oregon facility.

Change in Fair Value of Warrant Liability

The significant changes in fair value of warrant liability for the three and nine months ended September 30, 2010 compared to the three month and nine month periods ended September 30, 2009 was attributable to changes in our stock price.  See “—Key Financial Metrics—Change in Fair Value of Warrants,” “—Critical Accounting Policies—Warrant Liability,” and Note 6 to the financial statements included elsewhere in this report.

Net loss

The decrease in net loss of $0.8 million for the three months ended September 30, 2010 compared to the prior year period was attributable primarily to the change in warrant liability. The decrease in net loss of $4.2 million for the nine months ended September 30, 2010 compared to the prior year period was primarily attributable to a decrease in warrant liability partially offset by an increase in operating expenses.

Liquidity and Capital Resources

At September 30, 2010, cash, cash equivalents and short-term investments were $36.4 million, compared to $48.7 million at December 31, 2009. Our principal sources of liquidity are revenue from our U.S. government research contracts and equity financings. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Based on the factors described below, we believe that our currently available cash, cash equivalents and short-term investments, exclusive of receipt of future proceeds pursuant to our contracts with the U.S. government, are sufficient to finance our operations for at least the next 12 months

Sources of Funds

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

Uses of Funds

From inception in 1980 through the date of this report, our accumulated deficit is $300.0 million. Our principal uses of cash have been research and development expenses, general and administrative expenses, costs associated with the acquisition of in-process research and development and other working capital requirements.

Historical Trends

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(13,321)	$(7,743)
Investing activities	(1,454)	(914)
Financing activities	2,467	47,733
Increase (decrease) in cash and equivalents	$(12,308)	$39,076

Operating Activities. We used $13.3 million of cash in operating activities for the nine months ended September 30, 2010, an increase of $5.6 million compared to $7.7 million of cash used in operating activities for the nine months ended September 30, 2009. The increase net cash used in operating activities during the comparative periods was primarily attributable to increased research and development costs, higher general and administrative expenses and the increase in accounts receivable.

Investing Activities.  We used $1.5 million of cash in investing activities for the nine months ended September 30, 2010, an increase of $0.6 million compared to $0.9 million of cash used in investing activities for the nine months ended September 30, 2009. The increase of cash used for investing activities was attributable to increased spending on patents and fixed assets, and no liquidation of certificate of deposit in 2010 as occurred in 2009.

Financing Activities.  We had financing activities of $2.5 million that consisted of stock option and warrant exercises and debt repayment for the nine months ended September 30, 2010. The $47.7 million of cash generated by financing activities for the nine months ended September 30, 2009 was attributable to our January and August 2009 equity financings.

Our future expenditures and capital requirements depend on numerous factors, most of which are difficult to project beyond the short term. These requirements include our ability to meet the requirements of our U.S. government research projects, the progress of our research and development programs and our pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, our ability to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of our products. Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others.  The following table presents contractual obligations arising from these arrangements as of September 30, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases — premises	$17,304	$1,881	$3,922	$3,545	$7,956
Royalty payments	634	80	160	160	234

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

We had cash, cash equivalents, and short-term investments of $36.4 million and $48.7 million at September 30, 2010 and December 31, 2009, respectively. We do not enter into investments for trading or speculative purposes; our cash equivalents are invested in money market accounts and our short-term investments consisted of short-term certificates of deposit. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to extremely low rates of investment interest and to the short term nature of our cash, cash equivalents, and short-term investments. Future declines in interest rates, however, would reduce investment income, but are not likely to be a material source of revenue to our company in the foreseeable future.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of period covered by this report, under the supervision and with the participation of our management, including our interim chief executive officer and our chief accounting officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our interim chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, AVI-4658 is in clinical trials, we have open INDs for AVI-6002 in Ebola and AVI-6003 in Marburg, and the rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next few years will be devoted to development activities associated with AVI-4658 in Duchenne Muscular Dystrophy, or DMD, AVI-6002 in Ebola, AVI-6003 in Marburg and AVI-7100 in influenza. With current resources, we may be restricted or delayed in our ability to develop other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including AVI-4658, depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval for any of our product candidates. However, in July 2010 we received notification from the U.S. Food and Drug Administration, or FDA, that our Investigational New Drug, or IND, application, required to start clinical testing in the United States, had been allowed. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Assuming that any of our product candidates receives the required regulatory approvals, commercial success will depend on a number of factors, including:

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA in the United States, and other regulatory authorities in other countries, which regulations differ from country to country. Marketing of our product candidates in the United States or foreign countries is not permitted until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we may never receive regulatory approval for the commercial sale of any of our product candidates. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured.  We have no experience in preparing and filing the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop. In this regard, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-approval studies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

If we receive regulatory approval for our product candidates, we will also be subject to ongoing FDA obligations and oversight, including adverse event reporting requirements, marketing restrictions and potential other post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such products. The FDA’s policies may also change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States, or abroad. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties, we may not be permitted to market our products and our business could suffer. Any delay in, or failure to, receive or maintain regulatory approval for any of our product candidates could harm our business and prevent us from ever generating meaningful revenues or achieving profitability. We will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. We have not filed for regulatory approval to market our product candidates in any foreign jurisdiction. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical and clinical studies; that the product candidate is safe and effective in humans. Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain regulatory approvals. We expect to develop the therapeutic product candidates to treat Ebola and Marburg viruses under defined regulatory pathways using the Animal Rule mechanism.  This mechanism has become available only relatively recently and has been infrequently used. This process has yet to be well tested and is currently under evaluation by the FDA.  This may present challenges for gaining final regulatory approval for these product candidates.

Phase 1 clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules in healthy volunteers.  Delays in establishing the appropriate dosage levels can lead to delays in the overall clinical development of a product candidate.  As of the date of this report, we do not believe that we have identified a consistently effective dose in DMD patients for AVI-4658. We are expeditiously moving to start a U.S.-based clinical trial for AVI-4658 at higher doses to further explore and identify a more consistently effective dose that may be more appropriate for future clinical trials and that can serve as a basis for approval by governmental regulatory authorities; however, we can not assure you that these efforts will be successful.  If a consistently effective dose is found in the U.S. based clinical trial we will expect to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies required.  This might include an open label “extension study” for all patients who have previously received AVI-4658, as well as other patients (e.g., non-ambulant patients) and any additional placebo-controlled “pivotal” study or studies.

Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be reproduced in later trials.  For example, pivotal trials for AVI-4658 and AVI-7100 will likely involve a larger number of patients to achieve statistical significance, will be expensive and will take a substantial amount of time to complete.  As a result, we may conduct lengthy and expensive clinical trials of our product candidates, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate.

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

The funding of U.S. government programs is subject to Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed our contracts may be terminated or adjusted by the government, which could have a negative impact on our future revenue under such a contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such a period, or until the regular appropriation bills are passed, delays can occur in government procurement due to lack of funding and such delays can affect our operations during the period of delay.

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

In addition, U.S. government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed. We have recorded contract revenues for the periods presented in this report based upon costs we expect to realize upon final audit; however, we do not know the outcome of any future audits and adjustments and, if future audit adjustments exceed our estimates, our results of operations could be adversely affected.  Additionally, we may be required to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third party contractors in order to satisfy our contractual obligations pursuant to our agreements with the U.S. government.  Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement.  Any such agreement also has to be compliant with the terms of our government grants.  Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our grants, may result in violations of our contracts with the U.S. government.

Clinical trials for our product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.

We recently completed a Phase1b/2 clinical trial for AVI-4658 in the UK and are currently completing the analysis and reporting of data from this study. We expect to commence additional trials of AVI-4658 and other product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.  We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care.  Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs (e.g., DMD and, Ebola and Marburg infections) there are currently no approved drugs to compare against and an agreement about how to measure efficacy has yet to be reached with the FDA and then demonstrated.

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

•             the product candidate may appear to be no more effective than current therapies;

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups may demand additional clinical trials even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials are unwarranted.  Any disagreement with patient advocacy groups may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting.  Negative or inconclusive results or adverse medical events, including patient fatalities that may be attributable to our product candidates, during a clinical trial may necessitate it to be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by an independent data safety monitoring board, (DSMB), and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

We have incurred net losses since our inception and we may not achieve or sustain profitability.

We incurred a net loss of $24.5 million for the nine months ended September 30, 2010 and $25.2 million for the year ended December 31, 2009.  As of September 30, 2010, our accumulated deficit was $300.0 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, partner one or more programs, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

We will need additional funds to conduct our planned research and development efforts. If we fail to continue to attract significant capital or fail to enter into strategic relationships, we may be unable to continue to develop our product candidates.

We expect that we will require additional capital from time to time in the future in order to continue the development of product candidates in our pipeline and to expand our product portfolio. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our pre-clinical and clinical testing, costs relating to securing regulatory approvals and the costs and timing of obtaining new patent rights, regulatory changes, competitive and technological developments in the market. An unforeseen change in these factors, or others, might increase our need for additional capital. We may need funds sooner than currently anticipated.

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

Our RNA-based platform, utilizing proprietary antisense technology, has not been incorporated into a commercial product and is still at a relatively early stage of development.  This antisense technology is used in all of our therapeutic candidates, including AVI-4658. We are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we have initiated clinical trials for AVI-4658, additional preclinical studies may be required for AVI-4658 and before other product candidates enter human clinical trials. For example, we noted unexpected toxicology findings in the kidney as part of our series of preclinical studies for AVI-5038, our preclinical PPMO drug candidate for DMD that is based on a different chemistry, derived from the PMO chemistry used in AVI-4658.  Based on those findings, we are conducting additional preclinical work to help clarify the therapeutic index of AVI-5038, which will guide decision making on continued development of this candidate.  In addition, preclinical models to study patient toxicity and activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks utilizing our antisense technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

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

Our success will depend in significant part on our existing patents and licenses 205 patents (domestic and foreign) issued or licensed to us and 186 (domestic and foreign) pending patent applications) and our ability to obtain additional patents in the future. We license patents from other parties for certain complementary technologies.

We cannot be certain that pending patent applications will result in patents being issued in the United States or foreign countries. In addition, the patents that have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours that do not conflict with our patents. Pharmaceutical research and development is highly competitive; others may file patents first that cover our products or technology.  We are aware of a European patent to which Prosensa has rights that may provide the basis for Prosensa or other parties that have rights to patent to assert that our drug AVI-4658 infringes on such patent.  We are currently opposing this patent in the Opposition Division of the European Patent Office and believe that we may be able to invalidate some or all of the claims covered by this patent and non-U.S. foreign equivalents.  Final resolution of this opposition proceeding may take a number of years. In any case, we have freedom to operate with respect to our ongoing clinical trials for this drug candidate.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that do now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Isis Pharmaceuticals, and Santaris share a focus on RNA-based drug discovery and development.  Competitors with respect to our exon skipping DMD program, or AVI-4658, include Prosensa and GlaxoSmithKline, or GSK, and other companies such as BioMarin Pharmaceuticals and Acceleron have also been working on DMD programs. A European based clinical trial evaluating the systemic administration of the Prosensa/GSK lead DMD drug candidate started several months before the start of our similar clinical trial, although the full biological results from this trial have yet to be made publically available. The Prosensa/GSK drug candidate may, or may not, prove to be safer or more efficacious than our product candidate and it could gain marketing approval before our product candidate. This might affect our ability to successfully complete a clinical development program or market for AVI-4658 once approved.  This competition may also extend to other exon skipping drugs for DMD limiting our ability to gain market share. We also face significant competition with respect to our influenza program from many different companies, including large biopharmaceutical companies that have both marketed products like Tamiflu® and other products in various stages of development.

Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant greater resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

•     develop safer or more effective products;

•     implement more effective approaches to sales and marketing;

•     develop less costly products;

•     obtain quicker regulatory approval;

•     have access to more manufacturing capacity;

•     develop products that are more convenient and easier to administer;

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

•              delays in entering into strategic relationships with respect to development and/or commercialization of our product candidates or entry into strategic relationships on terms that are not deemed to be favorable to our company;

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance of warrants to purchase 29.7 million shares of our common stock by us in December 2007 and January and August 2009. Each of these warrants is classified as a derivative liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.  Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.85	AVI BioPharma, Inc. Non-Employee Director Compensation Policy	8-K	1-14895	10.85	10/1/10
10.86*	Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and the Company dated July 14, 2010					X
31.1	Certification of the Company’s Interim President and Chief Executive Officer and Chief Financial Officer, J. David Boyle II, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Controller and Chief Accounting Officer, Melinda K. Miles, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1

Certification of the Company’s Interim President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, J. David Boyle II, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X

* Confidential treatment has been requested for portions of this exhibit. These portions are omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	AVI BIOPHARMA, INC.

	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Interim President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer
(Principal Executive Officer)

	By:	/s/ MELINDA K. MILES
Melinda K. Miles
Chief Accounting Officer

(Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.85	AVI BioPharma, Inc. Non-Employee Director Compensation Policy	8-K	1-14895	10.85	10/1/10
10.86*	Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and the Company dated July 14, 2010					X
31.1	Certification of the Company’s Interim President and Chief Executive Officer and Chief Financial Officer, J. David Boyle II, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Controller and Chief Accounting Officer, Melinda K. Miles, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1

Certification of the Company’s Interim President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, J. David Boyle II, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X

* Confidential treatment has been requested for portions of this exhibit. These portions are omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.