Form 10-Q
period 2011-03-31
AVI BIOPHARMA INC
filed 2011-05-10
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	135,564,651
(Class)	(Outstanding as of May 1, 2011)

AVI BIOPHARMA, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$23,283	$33,589
Accounts receivable	13,576	3,224
Other current assets	1,636	1,025

Total Current Assets	38,495	37,838

Property held for sale	1,965	1,965
Property and Equipment, net of accumulated depreciation and amortization of $15,150 and $14,963	2,111	2,070
Patent Costs, net of accumulated amortization of $1,790 and $1,742	4,074	3,980
Other assets	386	123

Total Assets	$47,031	$45,976

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,484	$1,311
Accrued employee compensation	2,088	2,015
Long-term debt, current portion	82	81
Warrant valuation	31,193	39,111
Deferred revenue	3,304	3,304
Other liabilities	69	35

Total Current Liabilities	43,220	45,857

Commitments and Contingencies	—	—

Long-term debt, non-current portion	1,821	1,842
Other long-term liabilities	1,070	1,094

Shareholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized; 112,561,377 and 112,352,452 issued and outstanding	11	11
Additional paid-in capital	306,722	304,818
Deficit accumulated during the development stage	(305,813)	(307,646)

Total Shareholders’ Equity (Deficit)	920	(2,817)

Total Liabilities and Shareholders’ Equity (Deficit)	$47,031	$45,976

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,		July 22, 1980 (Inception) through
	2011	2010	March 31, 2011
Revenues from license fees, grants and research contracts	$14,296	$1,205	$103,525

Operating expenses:
Research and development	14,801	6,096	281,205
General and administrative	5,026	2,844	93,428
Acquired in-process research and development	—	—	29,461

Operating loss	(5,531)	(7,735)	(300,569)

Other income (loss):
Interest income and other, net	90	42	8,672
(Increase) decrease on warrant valuation	7,274	7,109	(778)
Realized gain on sale of short-term securities—available-for-sale	—	—	3,863
Write-down of short-term securities—available-for-sale	—	—	(17,001)

	7,364	7,151	(5,244)

Net income (loss)	$1,833	$(584)	$(305,813)

Net income (loss) per share - basic	$0.02	$(0.01)

Net income (loss) per share - diluted	$0.02	$(0.01)

Weighted average number of common shares outstanding for computing basic income (loss) per share (in thousands)	112,482	110,429

Weighted average number of common shares outstanding for computing diluted income (loss) per share (in thousands)	121,285	110,429

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,		For the Period July 22, 1980 (Inception) through March 31, 2011
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,833	$(584)	$(305,813)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	239	347	19,384
Loss on disposal of assets	26	189	2,107
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,863)
Write-down of short-term securities—available-for-sale	—	—	17,001
Impairment charge on real estate owned	—	—	1,336
Stock-based compensation	1,145	426	27,011
Conversion of interest accrued to common stock	—	—	8
Acquired in-process research and development	—	—	29,461
(Gain) loss on warrant liability	(7,274)	(7,109)	778
(Increase) decrease in accounts receivable, other current assets and other assets	(11,226)	334	(15,337)
Net increase in accounts payable, accrued employee compensation, and other liabilities	5,191	85	11,326

Net cash used in operating activities	(10,066)	(6,312)	(216,601)

Cash flows from investing activities:
Purchase of property and equipment	(227)	(207)	(18,928)
Patent costs	(109)	(297)	(8,474)
Purchase of marketable securities	—	(1)	(112,993)
Sale of marketable securities	—	—	117,724
Acquisition costs	—	—	(2,389)

Net cash used in investing activities	(336)	(505)	(25,060)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	116	—	265,614
Repayments of long-term debt	(20)	(20)	(284)
Buyback of common stock pursuant to rescission offering	—	—	(289)
Withdrawal of partnership net assets	—	—	(177)
Issuance of convertible debt	—	—	80

Net cash provided by (used in) financing activities	96	(20)	264,944

Increase (decrease) in cash and cash equivalents	(10,306)	(6,837)	23,283

Cash and cash equivalents:
Beginning of period	33,589	48,275	—

End of period	$23,283	$41,438	$23,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$23	$19	$422
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897
Issuance of common stock and warrants in satisfaction of liabilities	$644	$—	$1,188
Issuance of common stock for building purchase	$—	$—	$750
Assumption of long-term debt for building purchase	$—	$—	$2,200
Issuance of common stock for Ercole assets	$—	$—	$8,075
Assumption of liabilities for Ercole assets	$—	$—	$2,124

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of AVI BioPharma, Inc. (the “Company”) and its consolidated subsidiaries. The accompanying unaudited condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements not included in this report. The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

Management has determined that the Company operates one segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These changes did not have a significant impact on the Company’s net income, assets, liabilities, shareholders’ equity (deficit) or cash flows.

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

In May 2011, the Company entered into an agreement for the provision of professional services. Pursuant to the terms of the agreement, the Company will make payments totaling $1.2 million over approximately the next 12 months.

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

•	Level 3 — valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of March 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$23,283	$23,283	$—	$—

Total assets	$23,283	$23,283	$—	$—

	Fair Value Measurement as of March 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$31,193	$—	$—	$31,193

Total liabilities	$31,193	$—	$—	$31,193

	Fair Value Measurement as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$33,589	$33,589	$—	$—

Total assets	$33,589	$33,589	$—	$—

	Fair Value Measurement as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$39,111	$—	$—	$39,111

Total liabilities	$39,111	$—	$—	$39,111

A reconciliation of the change in value of the Company’s warrants for the three months ended March 31, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at December 31, 2010	$39,111
Change in value of warrants	(7,274)
Reclassification upon exercise of warrants	(644)

Balance at March 31, 2011	$31,193

A reconciliation of the change in value of the Company’s warrants for the three months ended March 31, 2010 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at December 31, 2009	$27,609
Change in value of warrants	(7,109)

Balance at March 31, 2010	$20,500

See Note 6 — “Warrants” for additional information related to the determination of fair value of the warrants.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 3. Accounts Receivable

Accounts receivable are stated at invoiced amount and do not bear interest as they are due within 12 months. Because a majority of accounts receivable are from the U.S. government and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The accounts receivable balance included $8.7 million and $0.5 million of receivables that were unbilled at March 31, 2011 and 2010, respectively.

Note 4. U.S. Government Contracts

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. The Company recognizes revenues from U.S. government research contracts during the period in which the related expenditures are incurred and present these revenues and related expenses gross in the consolidated financial statements. As of March 31, 2011, the Company had contracts with the U.S. government pursuant to which it is entitled to receive up to an aggregate of $152.3 million for development of its product candidates, of which $90.4 million had been billed or recognized as revenue and $61.9 million of which relates to development that has not yet been completed and has not been billed. The following is a description of such contracts.

January 2006 Agreements (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

In January 2006, the final version of the 2006 defense appropriations act was enacted, which act included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs under four different contracts, all of which were executed in 2007, and the last of which expired in October 2010. Net of government administrative costs, it was anticipated that the Company would receive up to $9.8 million under this allocation. The Company’s technology is expected to be used to continue developing RNA-based drugs against Ebola and Marburg viruses. As of March 31, 2011, the Company has recognized revenue of $9.7 million with respect to these contracts and the Company does not expect to receive any additional funds under these contracts.

November 2006 Agreement (Ebola, Marburg and Junín Viruses)

In November 2006, the Company entered into a two-year research contract with the U.S. Defense Threat Reduction Agency (“DTRA”) pursuant to which the Company was entitled to $28.0 million to fund development of the Company’s antisense therapeutic candidates for Ebola, Marburg and Junín hemorrhagic viruses. In May 2009, this contract was amended to extend the term of the contract until November 2009 and to increase funding by $5.9 million to an aggregate of $33.9 million. In September 2009, the contract was amended again to extend the term of the contract to February 2011 and to increase funding by an additional $11.5 million to an aggregate of $45.4 million. In November 2010, the Company and DTRA agreed that the key activities under this contract had been completed and that further activities under this contract would cease and this contract would be deemed concluded. As of March 31, 2011, the Company had recognized revenue of $38.4 million with respect to this contract and the Company does not expect further significant revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, the Company entered into a contract with DTRA to develop swine flu drugs. Under this contract, DTRA will pay up to $4.1 million to the Company for the work involving the application of the Company’s proprietary PMO and PMOplus™ antisense chemistry and the Company plans to conduct preclinical development of at least one drug candidate and demonstrate that it is effective by testing it on animals. In March 2010, the contract was amended to include testing against additional influenza strains including H5N1 (avian flu), Tamiflu®-resistant H1N1 (swine flu) and H3N2 (seasonal flu) and funding increased by $4.0 million to an aggregate of $8.1 million. As of March 31, 2011, the Company has recognized revenue of $7.0 million with respect to this contract and does not expect to receive additional significant revenue in 2011.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, the Company entered into a contract with the DTRA to advance the development of AVI-7100, which was previously designated AVI-7367 and which has been renumbered by the Company, as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program (“TMT”) of the U.S. Department of Defense (“DoD”). The contract originally provided for funding of up to $18.0 million (which was reduced to $17.7 million in March 2011 when the contract was definitized) to advance the development of AVI-7100, including studies enabling an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”), the development of an intranasal delivery formulation, and the funding of the entry into a Phase I clinical trial to obtain human safety data to support potential use under an Emergency Use Authorization. In April 2011, the contract was amended to remove clinical studies from the scope of work and to add in vitro broad spectrum strain investigation, additional formulation work related to intranasal delivery and an intravenous compatibility study. As a result of this amendment, the amount of funding under the contract decreased to an aggregate of $13.1 million. As of March 31, 2011, the Company has recognized revenue of $11.1 million with respect to this contract and expects to receive the remaining funding under this contract in 2011.

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, the Company was awarded a new contract with the DoD Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of the Company’s hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, for Ebola and Marburg viruses, respectively. The contract is funded as part of the TMT program, which was instigated to develop innovative platform-based solutions countering biological threats. The contract is structured into four segments for each therapeutic candidate with potential funding of up to approximately $291 million. Activity under the first segment began in July 2010 and provides for funding to the Company of up to approximately $80 million. Activities under the first segment include Phase I studies in healthy volunteers as well as preclinical studies, and are scheduled over an 18-month period.

After completion of the first segment, and each successive segment, TMT has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If TMT exercises its options for all four segments, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval of each therapeutic candidate and would provide for a total funding award to the Company of up to approximately $291 million over a period of approximately six years. Under an earlier contract, the Company completed development activities that culminated in the opening of IND applications for both AVI-6002 and AVI-6003. As of March 31, 2011, the Company has recognized revenue of $21.7 million with respect to the July 2010 Agreement.

The following table sets forth the impact on revenue of each of the contracts with the U.S. government on the Company’s results of operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$—	$322
November 2006 Agreement (Ebola, Marburg and Junín Viruses)	—	545
May 2009 Agreement (H1N1)	67	258
June 2010 Agreement (H1N1)	2,324	—
July 2010 Agreement (Ebola and Marburg)	11,905	—
Other Agreements	—	80

Total	$14,296	$1,205

Note 5. Stock Compensation

Stock Options

The Company sponsors a 2002 Equity Incentive Plan (the “Plan”) pursuant to which it may issue options to purchase its common stock to the Company’s employees, directors and service providers. In general, stock options granted under the Plan prior to December 31, 2010 vest over a three year period, with one-third of the underlying shares vesting on each anniversary of grant, and have a ten year term. Beginning in January 2011, stock options granted under the Plan will vest over a four year period, with one-fourth of the underlying shares vesting on the first anniversary of the grant and 1/48th of the underlying shares vesting monthly thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant. As of March 31, 2011, 2,069,183 shares of common stock remain available for future grant under the Plan.

A summary of the Company’s stock option activity with respect to the three months ended March 31, 2011 follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	8,490,055	$2.14
Granted	2,655,000	2.27
Exercised	—	—
Canceled or expired	(55,708)	7.15

Outstanding at March 31, 2011	11,089,347	$2.15	7.53	$2,924,000

Vested at March 31, 2011 and expected to vest	10,752,743	$2.15	7.47	$2,885,000

Exercisable at March 31, 2011	4,944,515	$2.53	5.49	$1,539,000

The weighted-average fair value per share of stock-based awards, including stock options and restricted stock grants, granted to employees during the three months ended March 31, 2011 and 2010 was $1.54 and $1.06, respectively. During the same periods, no stock options were exercised and the total grant date fair value of stock options that vested was $1,089,000 and $838,000, respectively.

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

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.38%	2.83%
Expected dividend yield	0%	0%
Expected lives	5.4 years	5.76 years
Expected volatility	81.6%	87.87%

The risk-free interest rate is estimated using an average of treasury bill interest rates at the time of grant that correlate to the prevailing interest rates for a period commensurate with the expected life. The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future. The expected lives are estimated using expected and historical exercise behavior. The expected volatility is estimated using historical calculated volatility of the Company’s common stock over a period commensurate with the expected life. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

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

Stock-based Compensation Expense

The amount of stock-based compensation expense recognized in the three months ended March 31, 2011 and 2010 related to stock options was $1,145,000 and $426,000, respectively. A summary of the stock based compensation expense recognized in the statement of operations is as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Research and development	$373	$199
General and administrative	772	227

Total	$1,145	$426

As of March 31, 2011, there was $6,836,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock, granted under the Plan. These costs are expected to be recognized over a weighted-average period of 2.6 years.

On January 10, 2011, in connection with her appointment as the Company’s senior vice president and general counsel, the Company granted Effie Toshav an option to purchase 650,000 shares of the Company’s common stock at an exercise price of $2.58 per share. These shares were granted outside the Plan. This option is exercisable at the rate of 25% of the shares on January 10, 2012 and 1/48th of the total granted shares on each monthly anniversary thereafter such that the option will be fully vested on January 10, 2015. The shares granted are included in the summary stock compensation table noted above in this Note 5.

Paul Medeiros, the Company’s Senior Vice President of Business Development and Chief Business Officer, will cease to be an employee of the Company effective June 1, 2011. Pursuant to the terms of a separation and release agreement that the Company expects to enter into with Mr. Medeiros in connection with the termination of his employment, Mr. Medeiros will receive 12 months of his base compensation in a lump sum (an amount equal to $321,300) and all of his unvested stock options will vest on June 1, 2011 and be exercisable for a period of 180 days following June 1, 2011. As of March 31, 2011, the Company has

recorded a deferred liability for the salary and has recorded a charge of $288,000 for the stock compensation expense for the three months ending March 31, 2011.

Note 6. Warrants

Warrants issued in connection with the Company’s December 2007, January 2009, and August 2009 financings are classified as liabilities due to their settlement terms. These warrants are non-cash liabilities; the Company is not required to expend any cash to settle these liabilities.

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

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	0.8%-1.3%	0.1%-2.6%
Expected dividend yield	0%	0%
Expected lives	1.7-3.4 years	0.1-4.4 years
Expected volatility	71.4%-88.5%	62.3%-93.0%
Shares underlying warrants classified as liabilities	28,948,962	30,203,466
Shares underlying warrants classified as equity	255,895	2,129,530
Market value of stock at beginning of period	$2.12	$1.58
Market value of stock at end of period	$1.86	$1.18

The risk-free interest rate is estimated using an average of treasury bill interest rates at the valuation date that correlate to the prevailing interest rates over a period commensurate with the expected lives. The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date. The expected volatility is estimated using historical volatility of the Company’s common stock, taking into account factors such as future events or circumstances that could impact volatility, over a period commensurate with the expected lives. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these warrants by the holders.

The Company also has warrants that are classified as permanent equity; the fair value of the warrants was recorded as additional paid-in capital at the time of issuance and no further adjustments are made. For the three months ended March 31, 2011 and 2010, 255,895 and 2,129,530 shares, respectively, were underlying such warrants.

A summary of the Company’s warrant activity with respect to the three months ended March 31, 2011 is as follows:

Warrants	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2010	29,665,441	$1.58
Granted	—	—
Exercised	(460,584)	$1.39
Canceled or expired	—	—

Outstanding at March 31, 2011	29,204,857	$1.59	3.1

Note 7. Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalent shares outstanding.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Net income (loss)	$1,833	$(584)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	112,482	110,429
Dilutive effect of warrants and stock options after application of the treasury stock method*	8,803	—

Weighted-average number of common shares outstanding for computing diluted earnings per share	121,285	110,429

Net income (loss) per share – basic	$0.02	$(0.01)

Net income (loss) per share – diluted	$0.02	$(0.01)

*	Warrants and stock options to purchase 12,572,964 and 41,504,386 shares of common stock as of March 31, 2011 and 2010, respectively, were excluded from the net income (loss) per share calculation as their effect would have been anti-dilutive.

Note 8. Liquidity

Since its inception in 1980 through March 31, 2011 the Company has incurred losses of approximately $305.8 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenue from product sales will be achieved. The Company expects to incur operating losses over the next several years.

At March 31, 2011, cash and cash equivalents were $23.3 million, compared to $33.6 million at December 31, 2010. The Company’s principal sources of liquidity have been equity financings and revenue from its U.S. government research contracts. The Company’s principal uses of cash have been research and development expenses, general and administrative expenses and other working capital requirements.

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. As of March 31, 2011, the Company had contracts with the U.S. government pursuant to which it is entitled to receive up to an aggregate of $152.3 million for development of its product candidates, of which $90.4 million had been recognized as revenue and $61.9 million of which relates to development that has not yet been completed and has not been billed. See Note 4 — “U.S. Government Contracts” for additional information.

In January and August 2009, the Company sold shares of its common stock and also issued warrants to purchase shares of its common stock in offerings registered under the Securities Act of 1933 (the “Securities Act”). See Note 9 — “Equity Financings” for more information.

In April 2011, the Company sold 23.0 million shares of its common stock at the price of $1.50 per share in an offering registered under the Securities Act. The offering generated gross proceeds of $34.5 million.

Note 9. Equity Financings

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

In August 2009, the Company sold approximately 24.3 million shares of its common stock and also issued warrants to purchase approximately 9.7 million shares of its common stock in an offering registered under the Securities Act. The offering generated net proceeds of approximately $32.3 million. The warrants issued to the investors in the offering have an exercise price of $1.78 per share and are exercisable at any time on or before August 25, 2014. The warrants issued in connection with the January and August 2009 offerings are classified as a liability due to their settlement terms. Accordingly, the fair value of the warrants is recorded on the consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in the consolidated statement of operations as described in greater detail in Note 6 — “Warrants.” These warrants are non-cash liabilities; the Company is not required to expend any cash to settle these liabilities.

In April 2011, the Company sold 23.0 million shares of its common stock. See Note 12 — “Subsequent Events” for more information.

Note 10. Income Taxes

The Company has not recognized any liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at March 31, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the three months ended March 31, 2011 or March 31, 2010.

At December 31, 2010, the Company had net deferred tax assets of approximately $109 million. The deferred tax assets are primarily composed of U.S. federal and state tax net operating loss carryforwards, U.S. federal and state research and development credit carryforwards, share-based compensation expense and intangibles. Due to uncertainties surrounding its ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the Internal Revenue Code rules could limit the future use of its net operating loss and research and development credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

Note 11. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”), issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued guidance on applying the milestone method of revenue recognition for milestone payments for achieving specific performance measures when those payments are related to uncertain future events. The guidance is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning January 1, 2011. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

Note 12. Subsequent Events

In April 2011, the Company sold 23.0 million shares of its common stock at the price of $1.50 per share in an offering registered under the Securities Act. The offering generated gross proceeds of $34.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Part II-Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management, and our future prospects, are forward-looking statements and are sometimes identified by such words as “believe,” “expect,” “anticipate,” “may,” “will,” “should,” “could,” “would,” “plan,” “estimate,” “project,” “predict,” and “potential,” and words of similar import. These forward-looking statements include, but are not limited to, statements regarding:

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	the efficacy, potency and utility of our product candidates in the treatment of rare and infectious diseases, and their potential to treat a broad number of human diseases;

•	our expectations regarding the development and clinical benefits of our product candidates;

•	our ability to initiate a Phase II clinical trial for eteplirsen in the first half of 2011 and a pivotal Phase III clinical trial for eteplirsen in the second half of 2012;

•	the receipt of any required approval from the U.S. Food and Drug Administration, or FDA, or other regulatory approval for our products;

•	the effect of regulation by FDA and other agencies;

•	our ability to invalidate some or all of the claims covered by patents issued to competitors;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	the impact of competitive products, product development, commercialization and technological difficulties;

•	acceptance of our products, if introduced, in the marketplace;

•	our expectations about funding from the government and other sources;

•	our estimates regarding our future revenues, research and development expenses, other expenses, payments to third parties and growth in staffing levels; and

•

our estimates regarding how long our existing cash and cash equivalents, exclusive of receipt of future proceeds pursuant to our contracts with the U.S. government, will be sufficient to finance our operations and statements about our future capital needs.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report in Part II, Item 1A – “Risk Factors,” and elsewhere in this Quarterly Report. These statements, like all statements in this Quarterly Report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In this report, “we,” “our,” “us,” “AVI,” and “Company” refers to AVI BioPharma, Inc.

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

Our highly-differentiated RNA-based technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease modifying therapeutic candidates for Duchenne muscular dystrophy, or DMD, a rare genetic muscle wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Eteplirsen (the non-proprietary name assigned to AVI-4658) is our lead therapeutic candidate for DMD and is intended to target a substantial group of individuals with DMD. If we are successful in our development efforts, eteplirsen will address a severe unmet medical need. Data from 17 of the 19 individuals enrolled in our Phase Ib/II trial in the United Kingdom and treated systemically with eteplirsen demonstrated some generation of novel dystrophin, and one participant exhibited the first ever reported increase in dystrophin positive muscle fibers to greater than 50% of normal. Restoration of dystrophin expression and dystrophin positive fibers is believed to be critical for successful disease modifying treatment of individuals with DMD. We intend to initiate a Phase II trial for eteplirsen in the first half of 2011 with an objective of entering a pivotal trial in the second half of 2012.

We are also leveraging the capabilities of our RNA-based technology platforms to develop therapeutics for the treatment of infectious diseases. The U.S. Department of Defense, or DoD, has provided significant financial support for the development of therapeutics against Ebola, Marburg, Dengue and influenza viruses, as described in greater detail below.

We employ our highly-differentiated and innovative RNA-based technology platforms in both our DMD and infectious disease programs. The basis for our novel RNA-based therapeutics is our phosphorodiamidate-linked morpholino oligomer, or PMO, chemistries. By applying our technologies, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. Unlike other RNA-based therapeutics, our technologies can be used to selectively up-regulate or down-regulate the production of a target protein, or direct the expression of novel proteins involved in human diseases and disorders. We believe that these broad capabilities represent highly competitive RNA-based technology platforms and a strong intellectual property position, which we are leveraging to identify additional product candidates and explore various strategic opportunities. As of March 31, 2011, we owned or held exclusive or partially exclusive licenses to approximately 190 U.S. and corresponding foreign patents and 180 U.S. and corresponding foreign patent applications.

In April 2011, we sold 23.0 million shares of our common stock at $1.50 per share in an offering registered under the Securities Act of 1933, or the Securities Act. The offering generated gross proceeds of $34.5 million.

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. As the result of new influenza, Ebola and Marburg U.S. government research contracts, we expect future revenues and research and development costs to increase. We have been unprofitable since inception and, other than government research contracts, limited interest, license fees, and grants, we have had no material revenue. We expect to continue to incur losses for the foreseeable future as we continue our research and development efforts and seek to enter additional collaborative efforts. As of March 31, 2011, our accumulated deficit was $305.8 million.

Government Contracts

In the periods presented, substantially all of the revenue generated by our company was derived from research contracts with the U.S. government. As of March 31, 2011, we had contracts with the U.S. government pursuant to which we are entitled to receive up to an aggregate of $152.3 million for development of our product candidates, of which $90.4 million had been billed or recognized as revenue and $61.9 million of which relates to development that has not yet been completed and has not been billed or recognized as revenue. The following is a description of such contracts.

January 2006 Agreements (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

In January 2006, the final version of the 2006 defense appropriations act was enacted, which act included an allocation of $11.0 million to fund our ongoing defense-related programs under four different contracts, all of which were executed in 2007, and the last of which expired in October 2010. Net of government administrative costs, it was anticipated that we would receive up to $9.8 million under this allocation. Our technology is expected to be used to continue developing RNA-based drugs against Ebola and Marburg viruses. As of March 31, 2011, we have recognized revenue of $9.7 million with respect to these contracts and do not expect to receive any additional funds under these contracts.

November 2006 Agreement (Ebola, Marburg and Junín Viruses)

In November 2006, we entered into a two-year research contract with the U.S. Defense Threat Reduction Agency, or DTRA, pursuant to which we were entitled to $28.0 million to fund development of our antisense therapeutic candidates for Ebola, Marburg and Junín hemorrhagic viruses. In May 2009, this contract was amended to extend the term of the contract until November 2009 and to increase funding by $5.9 million to an aggregate of $33.9 million. In September 2009, the contract was amended again to extend the term of the contract to February 2011 and to increase funding by an additional $11.5 million to an aggregate of $45.4 million. In November 2010, we and DTRA agreed that the key activities under this contract had been completed and that further activities under this contract would cease and this contract would be deemed concluded. As of March 31, 2011, we had recognized revenue of $38.4 million with respect to this contract and do not expect further significant revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, we entered into a contract with DTRA to develop swine flu drugs. Under this contract, DTRA will pay up to $4.1 million to us for the work involving the application of our proprietary PMO and PMOplus™ antisense chemistry and we plan to conduct preclinical development of at least one drug candidate and demonstrate that it is effective by testing it on animals. In March 2010, the contract was amended to include testing against additional influenza strains including H5N1 (avian flu), Tamiflu®-resistant H1N1 (swine flu) and H3N2 (seasonal flu) and funding increased by $4.0 million to an aggregate of $8.1 million. As of March 31, 2011, we have recognized revenue of $7.0 million with respect to this contract and do not expect to receive additional significant revenue in 2011.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, we entered into a contract with the DTRA to advance the development of AVI-7100, which was previously designated AVI-7367 and which has been renumbered by us, as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program, or TMT, of the U.S. Department of Defense, or DoD. The contract originally provided for funding of up to $18.0 million (which was reduced to $17.7 million in March 2011 when the contract was definitized) to advance the development of AVI-7100, including studies enabling an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, the development of an intranasal delivery formulation, and the funding of the entry into a Phase I clinical trial to obtain human safety data to support potential use under an Emergency Use Authorization. In April 2011, the contract was amended to remove clinical studies from the scope of work and to add in vitro broad spectrum strain investigation, additional formulation work related to intranasal delivery and an intravenous compatibility study. As a result of this amendment, the amount of funding under the contract decreased to an aggregate of $13.1 million. As of March 31, 2011, we have recognized revenue of $11.1 million with respect to this contract and expect to receive the remaining funding under this contract in 2011.

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

After completion of the first segment, and each successive segment, TMT has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If TMT exercises its options for all four segments, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval of each therapeutic candidate and would provide for a total funding award to us of up to approximately $291 million over a period of approximately six years. Under an earlier contract, we completed development activities that culminated in the opening of IND applications for both AVI-6002 and AVI-6003. As of March 31, 2011, we have recognized revenue of $21.7 million with respect to the July 2010 Agreement.

The following table sets forth the impact on revenue of each of the contracts with the U.S. government on our results of operations for the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$—	$322
November 2006 Agreement (Ebola, Marburg and Junín Viruses)	—	545
May 2009 Agreement (H1N1)	67	258
June 2010 Agreement (H1N1)	2,324	—
July 2010 Agreement (Ebola and Marburg)	11,905	—
Other Agreements	—	80

Total	$14,296	$1,205

Key Financial Metrics

Revenue

Government Research Contract Revenue. In the periods presented, we have generated substantially all of our revenue from U.S. government research contracts. We recognize revenue from U.S. government research contracts during the period in which the related expenditures are incurred and present such revenue and related expense gross in the consolidated financial statements.

We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because our know-how and expertise related to the technology is proprietary to us, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. As of March 31, 2011, we had deferred revenue of $3.3 million, which represents up-front fees received from third parties pursuant to certain contractual arrangements and will be recognized as performance obligations are satisfied.

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

Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include salaries, stock based compensation, and an allocation of our facility costs. As the result of recent new government research contracts for H1N1/Influenza, Ebola and Marburg, we expect future research and development costs to increase.

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

General and Administrative. General and administrative expense consists principally of salaries, benefits, stock-based compensation expense, and related costs for personnel in our executive, finance, legal, information technology, business development and human resource functions. Other general and administrative expenses include an allocation of our facility costs and professional fees for legal, consulting and accounting services.

Interest Income and Other, Net. Interest income and other, net, consists of interest on our cash, cash equivalents and short-term investments and rental income and other income. Our cash equivalents consist of money market investments. Interest expense includes interest paid on our mortgage loan related to the Corvallis property held for sale. Other income includes rental income on sublease facilities.

Change in Fair Value of Warrants. Warrants issued in connection with our December 2007 and January and August 2009 financings are classified as liabilities due to their settlement terms. These warrants are non-cash liabilities; we are not required to expend any cash to settle these liabilities. The fair market value of these warrants was recorded on the balance sheet at issuance and the warrants are marked to market each financial reporting period, with changes in the fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see Note 6 — “Warrants” of the unaudited condensed consolidated financial statements included elsewhere in this report.

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

Our critical accounting policies and significant estimates are detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2011.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands, except per share amounts)
Revenue:	$14,296	$1,205	1,086%
Expenses:
Research and development	14,801	6,096	143%
General and administrative	5,026	2,844	77%

Operating loss	(5,531)	(7,735)	(28%)
Other income (loss):
Interest income and other, net	90	42	114%
Decrease on warrant valuation	7,274	7,109	2%

Net income (loss)	$1,833	$(584)	414%

Basic income (loss) per share	$0.02	$(0.01)

Diluted income (loss) per share	$0.02	$(0.01)

Revenue

Revenue for the three months ended March 31, 2011 increased by $13.1 million, or 1,086%, compared to the three months ended March 31, 2010 due to a $11.9 million increase in revenue from the July 2010 Ebola and Marburg and a $2.1 million total increase in the May 2009 and June 2010 H1N1 U.S. government research contracts offset, in part, by a $0.9 million lower revenue associated with the 2006 U.S. government research contracts.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2011 increased by $8.7 million, or 143%, compared to the three months ended March 31, 2010 due primarily to an $8.0 million increase in spending related to the July 2010 Ebola and Marburg agreements and a $1.2 million increase in spending related to the May 2009 and June 2010 H1N1 agreements, partially offset by $0.5 million decrease in spending on DMD and other research and development programs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 increased by $2.2 million, or 77%, compared to the three months ended March 31, 2010. The significant increase in the three months ended March 31, 2011 is primarily due to $1.2 million in salaries and employee related costs from increased staff, $0.6 million in accrued severance and stock compensation expense related to the planned departure of a senior officer, $0.3 million increase in legal costs and $0.1 million in consulting costs.

Interest Income and Other, Net

Interest income and other, net, for the three months ended March 31, 2011 increased by 114% to $0.1 million compared to the three months ended March 31, 2010. The increase in interest income and other, net, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was attributable to increased interest earnings on our invested cash.

Change in Fair Value of Warrant Liability

The changes in fair value of warrant liability for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was attributable to changes in our stock price. See “—Key Financial Metrics—Change in Fair Value of Warrants,” “—Critical Accounting Policies—Warrant Liability,” and Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this report.

Net income (loss)

Net income for the three months ended March 31, 2011 increased by $2.4 million, compared to the net loss of $0.6 million for the three months ended March 31, 2010 due primarily due to the higher revenues attributed to the revenue from our agreements with the U.S. government and the change in warrant liability, offset in part by higher research and development costs and general and administration costs.

Liquidity and Capital Resources

At March 31, 2011, cash and cash equivalents were $23.3 million, compared to $33.6 million at December 31, 2010. Our principal sources of liquidity are equity financings and revenue from our U.S. government research contracts. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Based on the factors described below, we believe that our currently available cash and cash equivalents, exclusive of receipt of future proceeds pursuant to our contracts with the U.S. government, are sufficient to finance our operations for at least the next 12 months.

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

In April 2011, we sold 23.0 million shares of our common stock at $1.50 per share in an offering registered under the Securities Act of 1933, or the Securities Act. The offering generated net proceeds of approximately $32.0 million.

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

We have never generated material commercial revenue from the sale of products and cannot offer any assurances that we will be able to do so in the future.

Uses of Funds

From inception in 1980 through the date of this report, our accumulated deficit is $305.8 million. Our principal uses of cash have been research and development expenses, general and administrative expenses, costs associated with the acquisition of in-process research and development and other working capital requirements.

Historical Trends

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$(10,066)	$(6,312)
Investing activities	(336)	(505)
Financing activities	96	(20)

Decrease in cash and equivalents	$(10,306)	$(6,837)

Operating Activities. We used $10.1 million of cash in operating activities for the three months ended March 31, 2011, an increase of $3.8 million compared to $6.3 million of cash used in operating activities for the three months ended March 31, 2010. The increase in net cash used in operating activities during the comparative periods was primarily attributable to an $11.6 million increase in accounts receivable and other current assets partially offset by a $5.1 million increase in accounts payable and other liabilities and $2.7 million of cash generated by higher revenues from government contracts as compared to the quarter ended March 31, 2010.

Investing Activities. We used $0.3 million of cash in investing activities for the three months ended March 31, 2011, a decrease of $0.2 million compared to $0.5 million of cash used in investing activities for the three months ended March 31, 2010. The fluctuation was attributable to decreased spending on patents.

Financing Activities. Financing activities provided $0.1 million of cash primarily due to warrant exercises offset by a debt repayment for the three months ended March 31, 2011. Cash used by financing activities for the three months ended March 31, 2010 was attributable to debt repayments.

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

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases — premises	$17,589	$2,429	$4,323	$3,301	$7,536
Royalty payments	$1,256	$100	$160	$390	$606

In May 2011, we entered into an agreement for the provision of professional services. Pursuant to the terms of the agreement, we will make payments totaling $1.2 million over approximately the next 12 months. The table above excludes these amounts.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $23.3 million and $33.6 million at March 31, 2011 and December 31, 2010, respectively. We do not enter into investments for trading or speculative purposes; our cash equivalents are invested in money market accounts. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to extremely low rates of investment interest and to the short term nature of our cash and cash equivalents. Future declines in interest rates, however, would reduce investment income, but are not likely to be a material source of revenue to our company in the foreseeable future. A 0.01% decline in interest rates, occurring January 1, 2011 and sustained throughout the period ended March 31, 2011, would result in a decline in investment income of approximately $2,000 for that same period.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of period covered by this report, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, eteplirsen in DMD, AVI-6002 in Ebola and AVI-6003 in Marburg are in clinical trials, we have an open IND for AVI-7100 in influenza, and the rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next several years will be devoted to development activities associated with eteplirsen in Duchenne muscular dystrophy, or DMD, AVI-6002 in Ebola, AVI-6003 in Marburg and AVI-7100 in influenza. With current resources, we may be restricted or delayed in our ability to develop other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including eteplirsen, depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval for any of our product candidates based on an inability to adequately demonstrate the safety and effectiveness of our product candidates, lack of funding, changes in the regulatory landscape or other reasons. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Assuming that any of our product candidates receives the required regulatory approvals, commercial success will depend on a number of factors, including:

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

Although we have been granted orphan status for two of our product candidates to date, we are not guaranteed to receive orphan exclusivity based on that status and would not enjoy such exclusivity in the event that another entity could get approval of the same product for the same indication before we receive approval. Furthermore, pediatric exclusivity only applies if another product with exclusivity has not received regulatory approval, so if another regulatory exclusivity or patent protection exists for the product once it is approved, we would not receive the benefit of any pediatric exclusivity.

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

If we receive regulatory approval for our product candidates, we will also be subject to ongoing FDA obligations and oversight, including adverse event reporting requirements, marketing restrictions and, potentially, other post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such products. The FDA’s policies may also change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States, or abroad. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties, we may not be permitted to market our products and our business could suffer. Any delay in, or failure to, receive or maintain regulatory approval for any of our product candidates could harm our business and prevent us from ever generating meaningful revenues or achieving profitability. We will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. We have not filed for regulatory approval to market our product candidates in any foreign jurisdiction. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical and clinical studies that the product candidate is safe and effective in humans. Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain regulatory approvals.

Phase I clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules in healthy volunteers. Delays in establishing the appropriate dosage levels can lead to delays in the overall clinical development of a product candidate. As of the date of this report, we do not believe that we have identified a consistently effective dose of eteplirsen for individuals with DMD. We are expeditiously moving to start a U.S.-based clinical trial for eteplirsen at higher doses in the first half of 2011 to further explore and identify a more consistently effective dose that may be more appropriate for future clinical trials and that can serve as a basis for approval by governmental regulatory authorities; however, we cannot assure you that these efforts will be successful. If a consistently effective dose is found in the U.S. based clinical trial, we will expect to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies which may be required. Regulatory authorities might require more extensive clinical trials than anticipated and conforming to any guidance regulatory authorities provide does not guarantee receipt of marketing approval, even if we believe our clinical trials are successful. Such additional clinical trials might include an open label “extension study” for all participants who have previously received eteplirsen, as well as other participants (e.g., non-ambulatory participants) and any additional placebo-controlled “pivotal” study or studies. If we are not able to establish an optimal dosage in this trial we may need to conduct additional dose-ranging trials before conducting our pivotal trials of the product.

Furthermore, success in preclinical and early clinical trials does not ensure that later larger-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be reproduced in later trials. For example, pivotal trials for eteplirsen and AVI-7100 will likely involve a larger number of participants to achieve statistical significance, will be expensive and will take a substantial amount of time to complete. As a result, we may conduct lengthy and expensive clinical trials of our product candidates, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate.

The Animal Rule is a new and seldom-used approach to seeking approval of a new drug and may not be a viable pathway for seeking approval of our infectious disease product candidates.

We plan to develop the therapeutic product candidates to treat Ebola and Marburg viruses in the United States using the Animal Rule mechanism. There is no guarantee that the FDA will agree to this approach to the development of our infectious disease product candidates, and if they do not we will have to take a more traditional approach to the development of these products, which may not be possible given ethical considerations and other limitations associated with these deadly diseases. Pursuant to the Animal Rule, the sponsor of a drug product must demonstrate efficacy in animal models and safety in humans. No animal model is established as predicting human outcomes in the prevention or treatment of any filovirus disease. We have yet to demonstrate the predictive value of our animal studies to the FDA’s satisfaction. If we fail to do so, we will have to demonstrate efficacy of AVI-6002 and AVI-6003 through adequate well-controlled trials in humans in order to obtain regulatory approval of these products in the United States, which will greatly add to the time and expense required to commercialize these products. Furthermore, the Animal Rule mechanism has become available only relatively recently and has been infrequently used. We do not have any experience successfully navigating this approach to drug approval. The Animal Rule approach has yet to be well tested generally and is currently under evaluation by the FDA. Even if the Animal Rule represents a viable approach to seeking approval of these products, it may present challenges for gaining final regulatory approval for these product candidates, including an extended timeline to approval and less predictable study requirements.

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

In addition, U.S. government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been completed to that point. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts. Furthermore, if we fail to satisfy certain performance or deliverable requirements or to adhere to development timelines, revenues associated with the satisfaction of such requirements or timelines may not be realized.

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

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010. We expect to commence additional trials of eteplirsen and other product candidates in the future, including the initiation of a Phase II trial in eteplirsen in the first half of 2011. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain IRB or regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs (e.g., DMD and Ebola and Marburg infections) there are currently no approved drugs to compare against and an agreement about how to measure efficacy has yet to be reached with the FDA and then demonstrated.

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

We historically have incurred net losses since our inception and we may not achieve or sustain profitability.

We had net income of $1.8 million for the three months ended March 31, 2011, but incurred a net loss of $32.2 million for the year ended December 31, 2010. As of March 31, 2011, our accumulated deficit was $305.8 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, partner one or more programs, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing shareholders. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution in their economic and voting rights. For example, in connection with our December 2007, January 2009, August 2009 and April 2011 financings, we sold an aggregate of 72.2 million shares of our common stock and issued warrants to purchase an additional 29.7 million shares of our common stock.

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

Our RNA-based platforms, utilizing proprietary antisense technology, have not been incorporated into a commercial product and are still at a relatively early stage of development. This antisense technology is used in all of our therapeutic candidates, including eteplirsen. We are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we have initiated clinical trials for eteplirsen, additional preclinical studies may be required for eteplirsen and before other product candidates enter human clinical trials. For example, we noted unexpected toxicology findings in the kidney as part of our series of preclinical studies for AVI-5038, our preclinical PPMO drug candidate for DMD that is based on a different chemistry, derived from the PMO chemistry used in eteplirsen. Based on those findings, we conducted additional preclinical work to help clarify the therapeutic index of AVI-5038, but have not yet alleviated the toxicity problem. In addition, preclinical models to study participant toxicity and activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks utilizing our antisense technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

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

If we lose our key personnel or are unable to attract and retain additional qualified personnel, our future growth and ability to compete would suffer.

We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have scientific personnel with significant and unique expertise in RNA-based therapeutics and related technologies. The loss of the services of any one of the principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. In order to develop and commercialize our products successfully, we will be required to expand our workforce and our management ranks. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are not able to attract and retain these individuals on favorable terms, our business may be harmed.

Recent changes in our executive leadership and any similar changes in the future may serve as a significant distraction for our management and employees.

As previously disclosed, on April 20, 2010 we entered into a settlement agreement with a shareholder group that had sought a special meeting of our shareholders to replace certain members of our board of directors. In connection with such settlement agreement, among other things, we experienced changes in our executive leadership, including the resignation in April 2010 of our former president and chief executive officer, Dr. Leslie Hudson. Following Dr. Hudson’s departure, our board of directors appointed J. David Boyle II, our chief financial officer, to serve as interim chief executive officer and president.

In December 2010, our board of directors appointed Christopher Garabedian, a member of the board of directors, to serve as our president and chief executive officer beginning in January 2011. In connection with Mr. Garabedian’s appointment, Mr. Boyle returned to the chief financial officer position. Additionally, in January 2011, Effie Toshav was hired as our Senior Vice President and General Counsel and effective May 2011 we hired Peter Linsley, Ph.D. as our Senior Vice President and Chief Scientific Officer. Such changes, or any other future changes in our executive leadership, including the recently announced departures of Mr. Paul Medeiros, our Senior Vice President of Business Development and Chief Business Officer, and Dr. Graham Johnson, our Senior Vice President of Preclinical Development and Research, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.

Asserting, defending and maintaining our intellectual property rights could be challenging and costly, and our failure to do so could harm our ability to compete and impair the outcome of our operations. The pharmaceutical, biotechnology and academic environments are highly competitive and competing intellectual property could limit our ability to protect our products.

Our success will depend in significant part on our existing 190 patents (domestic and foreign) issued or licensed to us and 180 (domestic and foreign) pending patent applications and our ability to obtain additional patents and licenses in the future. We license patents from other parties for certain complementary technologies.

We cannot be certain that pending patent applications will result in patents being issued in the United States or foreign countries. In addition, the patents that have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours that do not conflict with our patents. Pharmaceutical research and development is highly competitive; others may file patents first that cover our products or technology. We are aware of a European patent to which Prosensa has rights that may provide the basis for Prosensa or other parties that have rights to the patent to assert that our drug eteplirsen infringes on such patent. We are currently opposing this patent in the Opposition Division of the European Patent Office and believe that we may be able to invalidate some or all of the claims in this patent. Final resolution of this opposition proceeding may take a number of years. Because this proceeding is ongoing, the outcome cannot be predicted or determined as of the date of this report.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Isis Pharmaceuticals, and Santaris share a focus on RNA-based drug discovery and development. Competitors with respect to our exon skipping DMD program, or eteplirsen, include Prosensa and GlaxoSmithKline, or GSK, and other companies such as Acceleron have also been working on DMD programs.

A European based clinical trial evaluating the systemic administration of the Prosensa/GSK lead DMD drug candidate started several months before the start of our similar clinical trial. Prosensa/GSK also recently announced that the FDA lifted the partial clinical hold on the IND for its lead DMD drug candidate allowing Prosensa/GSK to proceed with longer term clinical studies of its lead DMD drug candidate, including a randomized placebo controlled study in patients in the U.S. The Prosensa/GSK drug candidate may, or may not, prove to be safer or more efficacious than our product candidate and it could gain marketing approval before our product candidate. This might affect our ability to successfully complete a clinical development program or market eteplirsen once approved. This competition may also extend to other exon skipping drugs for DMD limiting our ability to gain market share. We also face significant competition with respect to our influenza program from many different companies, including large biopharmaceutical companies that have both marketed products like Tamiflu® and other products in various stages of development.

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

Certain provisions of our articles of incorporation and bylaws may make it more difficult for a third party to acquire control of us or effect a change in our board of directors and management. These provisions include:

•	classification of our board of directors into two classes, with one class elected each year;

•	prohibition of cumulative voting of shares in the election of directors;

•	prohibition of shareholder actions by less than unanimous written consent;

•	express authorization of the board of directors to make, alter or repeal our bylaws;

•	advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by shareholders at shareholder meetings; and

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

On January 10, 2011, in connection with her appointment as our senior vice president and general counsel, we granted Effie Toshav an option to purchase 650,000 shares of our common stock at a strike price of $2.58 per share. These shares were granted outside of our 2002 Equity Incentive Plan. This option is exercisable at the rate of 25% of the shares on January 10, 2012 and 1/48th of the total granted shares on each monthly anniversary thereafter such that the option will be fully vested on January 10, 2015. The shares granted are included in the summary stock option activity table in Note 5 to the accompanying unaudited condensed consolidated financial statements. The option was granted to Ms. Toshav in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Executive Employment Agreement dated January 10, 2011 by and between AVI BioPharma, Inc. and Effie Toshav.					X

10.2	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Effie Toshav dated January 10, 2011.					X

10.3†	Modification No. PZ0001 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective March 3, 2011.					X

10.4	Executive Employment Agreement dated March 29, 2011 by and between AVI BioPharma, Inc. and Peter S. Linsley, Ph.D.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, J. David Boyle II, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Chief Financial Officer, J. David Boyle II, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	AVI BIOPHARMA, INC.

	By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian
President and Chief Executive Officer

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Executive Employment Agreement dated January 10, 2011 by and between AVI BioPharma, Inc. and Effie Toshav.					X

10.2	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Effie Toshav dated January 10, 2011.					X

10.3†	Modification No. PZ0001 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective March 3, 2011.					X

10.4	Executive Employment Agreement dated March 29, 2011 by and between AVI BioPharma, Inc. and Peter S. Linsley, Ph.D.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, J. David Boyle II, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Chief Financial Officer, J. David Boyle II, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment.