Form 10-Q
period 2011-06-30
AVI BIOPHARMA INC
filed 2011-08-08
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	135,712,620
(Class)	(Outstanding as of July 27, 2011)

AVI BIOPHARMA, INC.

FORM 10-Q

INDEX

		Page

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Balance Sheets — June 30, 2011 and December 31, 2010 (unaudited)	1

	Statements of Operations — Three Months and Six Months Ended June 30, 2011 and 2010 and from July 22, 1980 (Inception) through June 30, 2011 (unaudited)	2

	Statements of Cash Flows — Six Months Ended June 30, 2011 and 2010 and from July 22, 1980 (Inception) through June 30, 2011 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II — OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	(Removed and Reserved)	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		36

Exhibits		37

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$54,188	$33,589
Accounts receivable	10,892	3,224
Other current assets	943	1,025

Total Current Assets	66,023	37,838

Property held for sale	1,965	1,965
Property and Equipment, net of accumulated depreciation and amortization of $15,338 and $14,963	2,363	2,070
Patent Costs, net of accumulated amortization of $1,845 and $1,742	4,459	3,980
Other assets	123	123

Total Assets	$74,933	$45,976

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$10,975	$1,311
Accrued employee compensation	2,551	2,015
Long-term debt, current portion	83	81
Warrant valuation	19,940	39,111
Deferred revenue	3,304	3,304
Other liabilities	85	35

Total Current Liabilities	36,938	45,857

Commitments and Contingencies	—	—

Long-term debt, non-current portion	1,800	1,842
Other long-term liabilities	1,046	1,094

Shareholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 and 200,000,000 shares authorized; 135,685,068 and 112,352,452 issued and outstanding	14	11
Additional paid-in capital	339,669	304,818
Deficit accumulated during the development stage	(304,534)	(307,646)

Total Shareholders’ Equity (Deficit)	35,149	(2,817)

Total Liabilities and Shareholders’ Equity (Deficit)	$74,933	$45,976

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,		July 22, 1980 (Inception) through
	2011	2010	2011	2010	June 30, 2011
Revenues from license fees, grants and research contracts	$11,585	$3,997	$25,881	$5,201	$115,110

Operating expenses:
Research and development	17,750	6,931	32,551	13,020	298,955
General and administrative	3,960	4,733	8,986	7,577	97,388
Acquired in-process research and development	—	—	—	—	29,461

Operating loss	(10,125)	(7,667)	(15,656)	(15,396)	(310,694)

Other non-operating (loss) income:
Interest (expense) income and other, net	151	51	241	87	8,823
(Increase) decrease on warrant valuation	11,253	(9,040)	18,527	(1,931)	10,475
Realized gain on sale of short-term—securitiesavailable-for-sale	—	—	—	—	3,863
Write-down of short-term securities—available-for-sale	—	—	—	—	(17,001)

	11,404	(8,989)	18,768	(1,844)	6,160

Net income (loss) and comprehensive income (loss)	$1,279	$(16,656)	$3,112	$(17,240)	$(304,534)

Net income (loss) per share - basic	$0.01	$(0.15)	$0.03	$(0.16)

Net income (loss) per share - diluted	$0.01	$(0.15)	$0.02	$(0.16)

Weighted average number of common shares outstanding for computing basic income (loss) per share (in thousands)	134,090	110,383	123,346	110,404

Weighted average number of common shares outstanding for computing diluted income (loss) per share (in thousands)	138,916	110,383	130,018	110,404

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			For the Period
			July 22, 1980
	Six months ended June 30,		(Inception) through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net income (loss) and comprehensive income (loss)	$3,112	$(17,240)	$(304,534)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	490	698	19,635
Loss on disposal of assets	44	237	2,125
Realized gain on sale of short-term securities—available-for-sale	—	—	(3,863)
Write-down of short-term securities—available-for-sale	—	—	17,001
Impairment charge on real estate owned	—	—	1,336
Stock-based compensation	1,862	2,031	27,728
Conversion of interest accrued to common stock	—	—	8
Acquired in-process research and development	—	—	29,461
Increase (decrease) on warrant valuation	(18,527)	1,931	(10,475)
(Increase) decrease in:
Accounts receivable and other current assets	(7,586)	(143)	(11,697)
Net increase in accounts payable, accrued employee compensation, and other liabilities	10,097	1,938	16,232

Net cash used in operating activities	(10,508)	(10,548)	(217,043)

Cash flows from investing activities:
Purchase of property and equipment	(676)	(340)	(19,377)
Patent costs	(525)	(622)	(8,890)
Purchase of marketable securities	—	—	(112,993)
Sale of marketable securities	—	—	117,724
Acquisition costs	—	(3)	(2,389)

Net cash used in investing activities	(1,201)	(965)	(25,925)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	32,348	19	297,846
Repayments of long-term debt	(40)	(39)	(304)
Buyback of common stock pursuant to rescission offering	—	—	(289)
Withdrawal of partnership net assets	—	—	(177)
Issuance of convertible debt	—	—	80

Net cash provided by (used in) financing activities	32,308	(20)	297,156

Increase (decrease) in cash and cash equivalents	20,599	(11,533)	54,188

Cash and cash equivalents:
Beginning of period	33,589	48,275	—

End of period	$54,188	$36,742	$54,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$45	$47	$444
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897
Issuance of common stock and warrants in satisfaction of liabilities	$644	$—	$1,189
Issuance of common stock for building purchase	$—	$—	$750
Assumption of long-term debt for building purchase	$—	$—	$2,200
Issuance of common stock for Ercole assets	$—	$—	$8,075
Assumption of liabilities for Ercole assets	$—	$—	$2,124

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

Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These changes did not have a significant impact on the Company’s net income (loss), assets, liabilities, shareholders’ equity (deficit) or cash flows.

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

•	Level 3 — valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of June 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$54,188	$54,188	$—	$—

Total assets	$54,188	$54,188	$—	$—

	Fair Value Measurement as of June 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$19,940	$—	$—	$19,940

Total liabilities	$19,940	$—	$—	$19,940

	Fair Value Measurement as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$33,589	$33,589	$—	$—

Total assets	$33,589	$33,589	$—	$—

	Fair Value Measurement as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$39,111	$—	$—	$39,111

Total liabilities	$39,111	$—	$—	$39,111

A reconciliation of the change in value of the Company’s warrants for the three months ended June 30, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at March 31, 2011	$31,193
Change in value of warrants	(11,253)

Balance at June 30, 2011	$19,940

A reconciliation of the change in value of the Company’s warrants for the six months ended June 30, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at December 31, 2010	$39,111
Change in value of warrants	(18,527)
Reclassification upon exercise of warrants	(644)

Balance at June 30, 2011	$19,940

See Note 6 —“Warrants” for additional information related to the determination of fair value of the warrants.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 3. Accounts Receivable

Accounts receivable are stated at invoiced amount and do not bear interest as they are due within 12 months. Because a majority of accounts receivable are from the U.S. government and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The accounts receivable balance included $4.6 million and $3.2 million of receivables that were unbilled at June 30, 2011 and December 31, 2010, respectively.

Note 4. U.S. Government Contracts

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. The Company recognizes revenues from U.S. government research contracts during the period in which the related expenditures are incurred and presents these revenues and related expenses gross in the consolidated financial statements. As of June 30, 2011, the Company had contracts with the U.S. government pursuant to which it is entitled to receive up to an aggregate of $152.3 million for development of its product candidates, of which $102.0 million had been billed or recognized as revenue and $50.3 million of which relates to development that has not yet been completed and has not been billed. The following is a description of such contracts.

January 2006 Agreements (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

In January 2006, the final version of the 2006 defense appropriations act was enacted, which act included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs under four different contracts, all of which were executed in 2007, and the last of which expired in October 2010. Net of government administrative costs, it was anticipated that the Company would receive up to $9.8 million under this allocation. The Company’s technology is expected to be used to continue developing RNA-based drugs against Ebola and Marburg viruses. As of June 30, 2011, the Company had recognized revenue of $9.7 million with respect to these contracts and the Company does not expect to receive any additional significant funds under these contracts.

November 2006 Agreement (Ebola, Marburg and Junín Viruses)

In November 2006, the Company entered into a two-year research contract with the U.S. Defense Threat Reduction Agency (“DTRA”) pursuant to which the Company was entitled to $28.0 million to fund development of the Company’s antisense therapeutic candidates for Ebola, Marburg and Junín hemorrhagic viruses. In May 2009, this contract was amended to extend the term of the contract until November 2009 and to increase funding by $5.9 million to an aggregate of $33.9 million. In September 2009, the contract was amended again to extend the term of the contract to February 2011 and to increase funding by an additional $11.5 million to an aggregate of $45.4 million. In November 2010, the Company and DTRA agreed that the key activities under this contract had been completed and that further activities under this contract would cease and this contract would be deemed concluded. As of June 30, 2011, the Company had recognized revenue of $38.4 million with respect to this contract and the Company does not expect further significant revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, the Company entered into a contract with DTRA to develop swine flu drugs. Under this contract, the Company was entitled to receive up to $4.1 million for work involving the application of the Company’s proprietary PMO and PMOplus™ antisense chemistry. The Company used the funds from this contract to conduct preclinical development activities, including animal testing. In March 2010, the contract was amended to include testing against additional influenza strains including H5N1 (avian flu), Tamiflu®-resistant H1N1 (swine flu) and H3N2 (seasonal flu) and funding increased by $4.0 million to an aggregate of $8.1 million. As of June 30, 2011, the Company had recognized revenue of $7.0 million with respect to this contract and does not expect to receive additional significant revenue.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, the Company entered into a contract with the DTRA to advance the development of AVI-7100, which was previously designated AVI-7367 and which has been renumbered by the Company, as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program (“TMT”) of the U.S. Department of Defense (“DoD”). The contract originally provided for funding of up to $18.0 million (which was reduced to $17.7 million in March 2011 when the contract was definitized) to advance the development of AVI-7100, including studies enabling an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”), the development of an intranasal delivery formulation, and the funding of the entry into a Phase I clinical trial to obtain human safety data to support potential use under an Emergency Use Authorization. In April 2011, the contract was amended to remove clinical studies from the scope of work and to add in vitro broad spectrum strain investigation, additional formulation work related to intranasal delivery and an intravenous compatibility study. As a result of this amendment, the amount of funding under the contract decreased to an aggregate of $13.1 million. The period of performance for this contract ended on June 3, 2011 and as of June 30, 2011, the Company had recognized revenue of $12.0 million with respect to this contract and does not expect to receive additional significant revenue.

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

After completion of the first segment, and each successive segment, TMT has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If TMT exercises its options for all four segments, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval of each therapeutic candidate and would provide for a total funding award to the Company of up to approximately $291 million over a period of approximately six years. Under an earlier contract, the Company completed development activities that culminated in the opening of IND applications for both AVI-6002 and AVI-6003. As of June 30, 2011, the Company had recognized revenue of $32.3 million with respect to the July 2010 Agreement.

The following table sets forth the impact on revenue of each of the contracts with the U.S. government on the Company’s results of operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$—	$147	$—	$468
November 2006 Agreement (Ebola, Marburg and Junín Viruses)	—	2,063	—	2,608
May 2009 Agreement (H1N1)	68	1,187	135	1,444
June 2010 Agreement (H1N1)	883	433	3,207	433
July 2010 Agreement (Ebola and Marburg)	10,585	—	22,490	—
Other Agreements	49	167	49	248

Total	$11,585	$3,997	$25,881	$5,201

Note 5. Stock Compensation

Stock Options

The Company sponsors a 2002 Equity Incentive Plan (the “2002 Plan”) pursuant to which it may issue options to purchase its common stock to the Company’s employees, directors and service providers. In June 2011, the 2002 Plan was replaced by the 2011 Equity Incentive Plan (the “2011 Plan” and, together with the 2002 Plan, the “Plans”) following approval by the Company’s shareholders.

In general, stock options granted under the 2002 Plan prior to December 31, 2010 vest over a three year period, with one-third of the underlying shares vesting on each anniversary of grant, and have a ten year term. Beginning in January 2011, stock options granted under the 2002 Plan vest over a four year period, with one-fourth of the underlying shares vesting on the first anniversary of the grant and 1/48th of the underlying shares vesting monthly thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant. As of June 30, 2011, no shares of common stock remain available for future grant under the 2002 Plan.

In June 2011, the Company’s shareholders approved the 2011 Plan. There will be no further grants under the 2002 Plan, but termination of the 2002 Plan will not affect outstanding awards previously issued pursuant to the 2002 Plan. The 2011 Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units.

In general, stock options granted under the 2011 Plan vest over a four year period, with one-fourth of the underlying shares vesting on the first anniversary of the grant and 1/48th of the underlying shares vesting monthly thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant. The maximum aggregate number of shares that may be issued under the 2011 Plan is 15,072,457, including 2,072,457 shares reserved but not issued under the 2002 Plan. In addition, shares subject to outstanding awards under the 2002 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, will be available for issuance under the 2011 Plan, up to a maximum of 11,086,073 shares. As of June 30, 2011, 14,919,456 shares of common stock remain available for future grant under the 2011 Plan.

A summary of the Company’s stock option activity with respect to the six months ended June 30, 2011 follows:

Stock Options	Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	8,490,055	$2.14
Granted	4,545,000	1.97
Exercised	(123,691)	1.08
Canceled or expired	(1,012,373)	2.51

Outstanding at June 30, 2011	11,898,991	$2.06	7.51	$869,000

Vested at June 30, 2011 and expected to vest	11,491,000	$2.06	7.43	$861,000

Exercisable at June 30, 2011	5,104,566	$2.38	5.16	$592,000

The weighted-average fair value per share of stock-based awards, including stock options and restricted stock grants, granted to employees during the three months ended June 30, 2011 and 2010 was $1.05 and $0.90, respectively, and during the six months ended June 30, 2011 and 2010 was $1.33 and $1.03, respectively. During the same periods, the total intrinsic value of stock options exercised was $70,000 and $4,000, respectively, and the total grant date fair value of stock options that vested was $1,807,000 and $2,288,000, respectively.

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

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Three and Six Months Ended June 30,
	2011	2010
Risk-free interest rate	1.9%-2.4%	1.9%-2.8%
Expected dividend yield	0%	0%
Expected lives	5.4-5.5 years	5.3-5.8 years
Expected volatility	80.9%-81.6%	83.3%-87.9%

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

Stock-based Compensation Expense

The amount of stock-based compensation expense recognized in the three months ended June 30, 2011 and 2010 was $716,000 and $1,605,000, respectively. For the six months ended June 30, 2011 and 2010, stock-based compensation expense recognized was $1,862,000 and $2,031,000, respectively. A summary of the stock-based compensation expense recognized in the statement of operations is as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Research and development	$359	$216
General and administrative	357	1,389

Total	$716	$1,605

The following are the stock-based compensation expense recognized in the Company’s statements of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Research and development	$732	$415
General and administrative	1,130	1,616

Total	$1,862	$2,031

As of June 30, 2011, there was $6,813,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted, including stock options and restricted stock. These costs are expected to be recognized over a weighted-average period of 2.84 years.

During the six months ended June 30, 2011, in connection with their appointments as officers of the Company, Ms. Effie Toshav, Dr. Peter Linsley and Dr. Edward Kaye were granted options to purchase 650,000, 800,000 and 850,000 shares, respectively, of the Company’s common stock at exercise prices of $2.58, $1.76, and $1.38, respectively. These options were granted outside of the Plans and have vesting schedules consistent with the customary schedule under the 2011 Plan. The shares underlying these options are included in the summary stock compensation table noted above in this Note 5.

Paul Medeiros, the Company’s former Senior Vice President of Business Development and Chief Business Officer, ceased to be an employee of the Company effective June 1, 2011. Pursuant to the terms of his employment agreement and a separation and release agreement that the Company entered into with Mr. Medeiros in connection with the termination of his employment, Mr. Medeiros received 12 months of his base compensation in a lump sum (an amount equal to $321,300) and all of his unvested stock options vested on June 1, 2011 and will be exercisable for a period of 180 days following June 1, 2011. During the six months ending June 30, 2011, the Company paid his cash severance and recorded a charge of $288,000 for the stock compensation expense.

Dr. Stephen Shrewsbury, the Company’s former Senior Vice President and Chief Medical Officer, ceased to be an employee of the Company effective August 1, 2011. Pursuant to the terms of his employment agreement and a separation and release agreement that the Company entered into with Dr. Shrewsbury in connection with the termination of his employment, Dr. Shrewsbury will receive 12 months of his base compensation in a lump sum (an amount equal to $319,300) and all of his unvested stock options vested on August 1, 2011 and will be exercisable for a period of 180 days following August 1, 2011. As of June 30, 2011, the Company has recorded a liability for the salary of $319,300 and has recorded a charge of $288,000 for the acceleration of stock compensation expense for the six months ending June 30, 2011.

J. David Boyle II, the Company’s former Senior Vice President and Chief Financial Officer, ceased to be an employee of the Company effective July 24, 2011, the expiration date of his employment agreement. Pursuant to the terms of a separation agreement and release that the Company entered into subsequent to June 30, 2011 with Mr. Boyle in connection with the separation of his employment, Mr. Boyle will receive a lump sum payment equal to $113,507, the vesting of 116,666 shares subject to Mr. Boyle’s August 2008 option grant will be accelerated and the post-separation exercise period for options to purchase up to 593,333 shares of the Company’s common stock will be extended until December 30, 2011. As of June 30, 2011, the Company has recorded a liability for $113,507 and has recorded a decrease of $25,000 for the stock compensation expense for the six months ending June 30, 2011.

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

	Three and Six Months Ended June 30,
	2011	2010
Risk-free interest rate	0.5%-1.3%	0.1%-2.6%
Expected dividend yield	0%	0%
Expected lives	1.5-3.4 years	0.1-4.4 years
Expected volatility	55.3%-88.5%	62.3%-95.8%
Shares underlying warrants classified as liabilities	28,948,962	29,717,546
Market value of stock at beginning of year	$2.12	$1.58
Market value of stock at end of period	$1.43	$1.61

The risk-free interest rate is estimated using an average of treasury bill interest rates at the valuation date that correlate to the prevailing interest rates over a period commensurate with the expected lives. The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date. The expected volatility is estimated using historical volatility of the Company’s common stock, taking into account factors such as future events or circumstances that could impact volatility over a period commensurate with the expected lives. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these warrants by the holders.

The Company also has warrants that are classified as permanent equity; the fair value of the warrants was recorded as additional paid-in capital at the time of issuance and no further adjustments are made. 255,895 shares were underlying such warrants for each of the three and six months ended June 30, 2011 and 2010.

A summary of the Company’s warrant activity with respect to the six months ended June 30, 2011 is as follows:

Warrants	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2010	29,665,441	$1.58
Granted	—	—
Exercised	(460,584)	$1.39
Canceled or expired	—	—

Outstanding at June 30, 2011	29,204,857	$1.59	2.8

Note 7. Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalent shares outstanding.

	Three Months Ended June 30,
	2011	2010
	(in thousands, except per share data)
Net income (loss)	$1,279	$(16,656)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	134,090	110,383

Dilutive effect of warrants and stock options after application of the treasury stock method*	4,826	—

Weighted-average number of common shares outstanding for computing diluted earnings per share	138,916	110,383

Net income (loss) per share—basic	$0.01	$(0.15)

Net income (loss) per share—diluted	$0.01	$(0.15)

	Six Months Ended June 30,
	2011	2010
	(in thousands, except per share data)
Net income (loss)	$3,112	$(17,240)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	123,346	110,404
Dilutive effect of warrants and stock options after application of the treasury stock method*	6,672	—

Weighted-average number of common shares outstanding for computing diluted earnings per share	130,018	110,404

Net income (loss) per share—basic	$0.03	$(0.16)

Net income (loss) per share—diluted	$0.02	$(0.16)

*	Warrants and stock options to purchase 13,509,380 and 39,335,409 shares of common stock for the six months ending June 30, 2011 and 2010, respectively, and 23,558,098 and 39,335,409 for the three months ending June 30, 2011 and 2010, respectively, were excluded from the net income (loss) per share calculation as their effect would have been anti-dilutive.

Note 8. Liquidity

Since its inception in 1980 through June 30, 2011 the Company has incurred losses of approximately $304.5 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenue from product sales will be achieved. The Company expects to incur operating losses over the next several years.

At June 30, 2011, cash and cash equivalents were $54.2 million, compared to $33.6 million at December 31, 2010. The Company’s principal sources of liquidity and cash have been equity financings and revenue from its U.S. government research contracts. The Company’s principal uses of cash have been research and development expenses, general and administrative expenses and other working capital requirements.

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. As of June 30, 2011, the Company had contracts with the U.S. government pursuant to which it is entitled to receive up to an aggregate of $152.3 million for development of its product candidates, of which $102.0 million had been recognized as revenue and $50.3 million of which relates to development that has not yet been completed and has not been billed. See Note 4 — “U.S. Government Contracts” for additional information.

In January and August 2009, the Company sold shares of its common stock and also issued warrants to purchase shares of its common stock in offerings registered under the Securities Act of 1933 (the “Securities Act”). In April 2011, the Company sold 23.0 million shares of its common stock at the price of $1.50 per share in an offering registered under the Securities Act. The offering generated gross proceeds of $34.5 million. See Note 9 — “Equity Financings” for more information.

Note 9. Equity Financings

In December 2007, the Company closed a private equity financing for net proceeds of $14.4 million with several institutional investors. In the private equity financing, the Company sold units consisting of one share of common stock, and one-half warrant to purchase a share of common stock for $1.90 per unit. A total of 10.7 million shares of common stock and warrants for the purchase of 5.3 million shares of common stock at $2.45 per share were sold. These warrants are currently exercisable and expire on December 18, 2012.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at June 30, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the three and six months ended June 30, 2011.

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

In April 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of this new guidance in the first quarter of 2012 will have a material impact on the Company’s financial statements.

In June 2011, the FASB issued guidance regarding presentation of other comprehensive income in the financial statements. This guidance will eliminate the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Part II-Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management, and our future prospects, are forward-looking statements and are sometimes identified by such words as “believe,” “expect,” “anticipate,” “may,” “will,” “should,” “could,” “would,” “plan,” “estimate,” “project,” “predict,” and “potential,” and words of similar import. These forward-looking statements include, but are not limited to, statements regarding:

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	the efficacy, potency and utility of our product candidates in the treatment of rare and infectious diseases, and their potential to treat a broad number of human diseases;

•	our expectations regarding the development and clinical benefits of our product candidates;

•	our ability to initiate a Phase II clinical trial for eteplirsen in August 2011 and a pivotal Phase III clinical trial for eteplirsen in the second half of 2012;

•	the receipt of any required approval from the U.S. Food and Drug Administration, or FDA, or other regulatory approval for our products;

•	the effect of regulation by FDA and other agencies;

•	our ability to invalidate some or all of the claims covered by patents issued to competitors;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	the impact of competitive products, product development, commercialization and technological difficulties;

•	acceptance of our products, if introduced, in the marketplace;

•	our expectations about funding from the government and other sources;

•	our estimates regarding our future revenues, research and development expenses, other expenses, payments to third parties and growth in staffing levels; and

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

Our highly-differentiated RNA-based technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease modifying therapeutic candidates for Duchenne muscular dystrophy, or DMD, a rare genetic muscle wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Eteplirsen is our lead therapeutic candidate for DMD and is intended to target a substantial group of individuals with DMD. If we are successful in our development efforts, eteplirsen will address a severe unmet medical need. Data from 17 of the 19 individuals enrolled in our Phase Ib/II trial in the United Kingdom and treated systemically with eteplirsen demonstrated some generation of novel dystrophin, and one participant exhibited the first ever reported increase in dystrophin positive muscle fibers to greater than 50% of normal. Restoration of dystrophin expression and dystrophin positive fibers is believed to be critical for successful disease modifying treatment of individuals with DMD. We intend to initiate a Phase II trial for eteplirsen in August 2011 with an objective of entering a pivotal trial in the second half of 2012.

We are also leveraging the capabilities of our RNA-based technology platforms to develop therapeutics for the treatment of infectious diseases. The U.S. Department of Defense, or DoD, has provided significant financial support for the development of therapeutics against Ebola, Marburg, Dengue and influenza viruses, as described in greater detail below.

We employ our highly-differentiated and innovative RNA-based technology platforms in both our DMD and infectious disease programs. The basis for our novel RNA-based therapeutics is our phosphorodiamidate-linked morpholino oligomer, or PMO, chemistries. By applying our technologies, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. Unlike other RNA-based therapeutics, our technologies can be used to selectively up-regulate or down-regulate the production of a target protein, or direct the expression of novel proteins involved in human diseases and disorders. We believe that these broad capabilities represent highly competitive RNA-based technology platforms and a strong intellectual property position, which we are leveraging to identify additional product candidates and explore various strategic opportunities. As of June 30, 2011, we owned or controlled approximately 223 U.S. and corresponding foreign patents and 193 U.S. and corresponding foreign patent applications.

In April 2011, we sold 23.0 million shares of our common stock at $1.50 per share in an offering registered under the Securities Act of 1933, or the Securities Act. The offering generated gross proceeds of $34.5 million.

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. As the result of our June 2010 Ebola and Marburg U.S. government research contract, we expect future revenues and research and development costs to increase. We have been unprofitable since inception and, other than government research contracts, limited interest, license fees, and grants, we have had no material revenue. We expect to continue to incur losses for the foreseeable future as we continue our research and development efforts and seek to enter additional collaborative efforts. As of June 30, 2011, our accumulated deficit was $304.5 million.

Government Contracts

In the periods presented, substantially all of the revenue generated by our company was derived from research contracts with the U.S. government. As of June 30, 2011, we had contracts with the U.S. government pursuant to which we are entitled to receive up to an aggregate of $152.3 million for development of our product candidates, of which $102.0 million had been billed or recognized as revenue and $50.3 million of which relates to development that has not yet been completed and has not been billed or recognized as revenue. The following is a description of such contracts.

January 2006 Agreements (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

In January 2006, the final version of the 2006 defense appropriations act was enacted, which act included an allocation of $11.0 million to fund our ongoing defense-related programs under four different contracts, all of which were executed in 2007, and the last of which expired in October 2010. Net of government administrative costs, it was anticipated that we would receive up to $9.8 million under this allocation. Our technology is expected to be used to continue developing RNA-based drugs against Ebola and Marburg viruses. As of June 30, 2011, we had recognized revenue of $9.7 million with respect to these contracts and do not expect to receive any additional significant funds under these contracts.

November 2006 Agreement (Ebola, Marburg and Junín Viruses)

In November 2006, we entered into a two-year research contract with the U.S. Defense Threat Reduction Agency, or DTRA, pursuant to which we were entitled to $28.0 million to fund development of our antisense therapeutic candidates for Ebola, Marburg and Junín hemorrhagic viruses. In May 2009, this contract was amended to extend the term of the contract until November 2009 and to increase funding by $5.9 million to an aggregate of $33.9 million. In September 2009, the contract was amended again to extend the term of the contract to February 2011 and to increase funding by an additional $11.5 million to an aggregate of $45.4 million. In November 2010, we and DTRA agreed that the key activities under this contract had been completed and that further activities under this contract would cease and this contract would be deemed concluded. As of June 30, 2011, we had recognized revenue of $38.4 million with respect to this contract and do not expect further significant revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, we entered into a contract with DTRA to develop swine flu drugs. Under this contract, we were entitled to receive up to $4.1 million for work involving the application of our proprietary PMO and PMOplus™ antisense chemistry. We used the funds from this contract to conduct preclinical development activities, including animal testing. In March 2010, the contract was amended to include testing against additional influenza strains including H5N1 (avian flu), Tamiflu®-resistant H1N1 (swine flu) and H3N2 (seasonal flu) and funding increased by $4.0 million to an aggregate of $8.1 million. As of June 30, 2011, we had recognized revenue of $7.0 million with respect to this contract and do not expect to receive additional significant revenue.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, we entered into a contract with the DTRA to advance the development of AVI-7100, which was previously designated AVI-7367 and which has been renumbered by us, as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program, or TMT, of the U.S. Department of Defense, or DoD. The contract originally provided for funding of up to $18.0 million (which was reduced to $17.7 million in March 2011 when the contract was definitized) to advance the development of AVI-7100, including studies enabling an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, the development of an intranasal delivery formulation, and the funding of the entry into a Phase I clinical trial to obtain human safety data to support potential use under an Emergency Use Authorization. In April 2011, the contract was amended to remove clinical studies from the scope of work and to add in vitro broad spectrum strain investigation, additional formulation work related to intranasal delivery and an intravenous compatibility study. As a result of this amendment, the amount of funding under the contract decreased to an aggregate of $13.1 million. The period of performance for this contract ended on June 3, 2011 and as of June 30, 2011, we had recognized revenue of $12.0 million with respect to this contract and do not expect to receive additional significant revenue.

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

After completion of the first segment, and each successive segment, TMT has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If TMT exercises its options for all four segments, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval of each therapeutic candidate and would provide for a total funding award to us of up to approximately $291 million over a period of approximately six years. Under an earlier contract, we completed development activities that culminated in the opening of IND applications for both AVI-6002 and AVI-6003. As of June 30, 2011, we had recognized revenue of $32.3 million with respect to the July 2010 Agreement.

The following table sets forth the impact on revenue of each of the contracts with the U.S. government on our results of operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$—	$147	$—	$468
November 2006 Agreement (Ebola, Marburg and Junín Viruses)	—	2,063	—	2,608
May 2009 Agreement (H1N1)	68	1,187	135	1,444
June 2010 Agreement (H1N1)	883	433	3,207	433
July 2010 Agreement (Ebola and Marburg)	10,585	—	22,490	—
Other Agreements	49	167	49	248

Total	$11,585	$3,997	$25,881	$5,201

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

We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because our know-how and expertise related to the technology is proprietary to us, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. As of June 30, 2011, we had deferred revenue of $3.3 million, which represents up-front fees received from third parties pursuant to certain contractual arrangements and will be recognized as performance obligations are satisfied.

As the result of the July 2010 government research contract for Ebola and Marburg, we expect future revenues to increase in the near term.

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, and clinical trial and manufacturing costs.

Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include salaries, stock based compensation, and an allocation of our facility costs. As the result of the July 2010 government research contracts for Ebola and Marburg, we expect future research and development cost to increase.

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

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net, consists of interest on our cash equivalents and short-term investments and rental income and other income. Our cash equivalents consist of money market investments. Interest expense includes interest paid on our mortgage loan related to the Corvallis property held for sale. Other income includes rental income on sublease facilities.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
Revenue:	$11,585	$3,997	190%	$25,881	$5,201	398%

Expenses:

Research and development	17,750	6,931	156%	32,551	13,020	150%

General and administrative	3,960	4,733	(16%)	8,986	7,577	18%

Operating loss	(10,125)	(7,667)	32%	(15,656)	(15,396)	2%
Other income (loss):
Interest (expense) income and other, net	151	51	196%	241	87	177%
(Increase) decrease on warrant valuation	11,253	(9,040)	224%	18,527	(1,931)	1,059%

Net income (loss)	$1,279	$(16,656)	108%	$3,112	$(17,240)	118%

Basic income (loss) per share	$0.01	$(0.15)		$0.03	$(0.16)

Diluted income (loss) per share	$0.01	$(0.15)		$0.02	$(0.16)

Revenue

Revenue for the three months ended June 30, 2011 increased by $7.6 million, or 190%, compared to the three months ended June 30, 2010. The increase in revenue for the three months ended June 30, 2011 was due to a $10.5 million increase in revenue attributable to the July 2010 Ebola and Marburg agreement, offset in part by a $2.2 million decrease in revenue associated with the 2006 U.S. government research contracts and a $0.7 million total decrease in the May 2009 and June 2010 H1N1 U.S. government research contracts.

Revenue for the six months ended June 30, 2011 increased by $20.7 million, or 398%, compared to the six months ended June 30, 2010. The increase in revenue for the six months ended June 30, 2011 was primarily due to a $22.5 million increase in revenue attributable to the July 2010 Ebola and Marburg agreement and a $1.5 million total increase in the May 2009 and June 2010 H1N1 U.S. government research contracts, offset in part by a $3.1 million decrease in revenue associated with the 2006 U.S. government research contracts.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2011 increased by $10.9 million, or 156%, compared to the three months ended June 30, 2010. The increase for the three months ended June 30, 2011 was primarily due to a $6.0 million increase in spending related to the July 2010 Ebola and Marburg agreement, $2.5 million in spending for components of our drug substance, a $2.6 million increase in costs related to our DMD program and other non-government projects, $0.6 million for severance and stock compensation expense for our former chief medical officer, and a $0.3 million increase in spending related to the May 2009 and June 2010 H1N1 U.S. government research contracts, which was partially offset by a $1.1 million decrease in spending on the 2006 Junín contract.

Research and development expenses for the six months ended June 30, 2011 increased by $19.6 million, or 150%, compared to the six months ended June 30, 2010. The increase for the six months ended June 30, 2011 was primarily due to a $14.9 million increase in spending related to the July 2010 Ebola and Marburg agreement, $3.4 million in spending for components of our drug substance and other non-government projects, a $1.2 million increase in spending related to the May 2009 and June 2010 H1N1 U.S. government research contracts, a $1.1 million increase in costs related to our DMD program, and $0.6 million for severance and stock compensation expense for our former chief medical officer, which was partially offset by a $1.6 million decrease in spending on the 2006 Junín contract.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 decreased by $0.7 million, or 16%, compared to the three months ended June 30, 2010. The decrease in general and administrative expense is primarily due to the decrease in severance costs associated with the departure of the former chief executive officer of $2.6 million offset in part by a $1.4 million increase in salaries, severance, and employee related costs from increased staff, a $0.4 million increase in professional services cost, and a $0.1 million increase in costs for facilities.

General and administrative expenses for the six months ended June 30, 2011 increased by $1.4 million, or 18%, compared to the six months ended June 30, 2010. The increase in general and administrative expense is primarily due to a $3.2 million increase in salaries, severance, and employee related costs from increased staff, $0.5 million increase in professional services, a $0.2 million increase in legal costs and $0.1 million in increased costs for facilities. These increased general and administrative costs in the first six months of 2011 were partially offset by the $2.6 million in severance and stock compensation expense recognized in the first six months of 2010 for the departure of the former chief executive officer.

Interest (Expense) Income and Other, Net

Interest income and other, net, for the three and six months ended June 30, 2011 increased to approximately $0.2 million compared to the three and six months ended June 30, 2010. The increase in interest income and other, net, for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was attributable to increased interest earnings on our invested cash and cash equivalents.

Change in Fair Value of Warrant Liability

The changes in fair value of warrant liability for the three and six months ended June 30, 2011 compared to the three month and six months ended June 30, 2010 was primarily attributable to changes in our stock price. See “—Key Financial Metrics—Change in Fair Value of Warrants,” “—Critical Accounting Policies—Warrant Liability,” and Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this report.

Net Income (Loss)

Net income for the three months ended June 30, 2011 was $1.3 million, compared to the net loss of $16.7 million for the three months ended June 30, 2010, a change of $18.0 million. Net income for the six months ended June 30, 2011 was $3.1 million, compared to the net loss of $17.2 million for the six months ended June 30, 2010, a change of $20.3 million. The increase in net income for the three and six months ended June 30, 2011 was due to the change in warrant liability.

Liquidity and Capital Resources

At June 30, 2011, cash and cash equivalents were $54.2 million, compared to $33.6 million at December 31, 2010. Our principal sources of liquidity are equity financings and revenue from our U.S. government research contracts. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Based on the factors described below, we believe that our currently available cash and cash equivalents, exclusive of receipt of future proceeds pursuant to our contracts with the U.S. government, are sufficient to finance our operations for at least the next 12 months.

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

In April 2011, we sold 23.0 million shares of our common stock at $1.50 per share in an offering registered under the Securities Act of 1933, or the Securities Act. The offering generated net proceeds of approximately $32.1 million.

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

Uses of Funds

From inception in 1980 through the date of this report, our accumulated deficit is $304.5 million. Our principal uses of cash have been research and development expenses, general and administrative expenses, costs associated with the acquisition of in-process research and development and other working capital requirements.

Historical Trends

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$(10,508)	$(10,548)
Investing activities	(1,201)	(965)
Financing activities	32,308	(20)

Increase (decrease) in cash and equivalents	$20,599	$(11,533)

Operating Activities. We used $10.5 million of cash in operating activities for the six months ended June 30, 2011, compared to $10.5 million of cash used in operating activities for the six months ended June 30, 2010. Cash from accounts receivable and other current assets decreased $7.4 million and was offset by an $8.2 million decrease in cash used from accounts payable, accrued employee compensation and other liabilities and a $0.8 million increase in all other cash used in operating activities.

Investing Activities. We used $1.2 million of cash in investing activities for the six months ended June 30, 2011, an increase of $0.2 million compared to $1.0 million of cash used in investing activities for the six months ended June 30, 2010. The change was attributable to increased spending on equipment.

Financing Activities. Financing activities provided $32.3 million of cash primarily due to the April 2011 equity financing that generated net proceeds of $32.1 million (See Note 9 — “Equity Financings” to the unaudited condensed consolidated financial statements included elsewhere in this report for more information) and warrant exercises of $0.2 million for the six months ended June 30, 2011. Cash used by financing activities for the six months ended June 30, 2011 was attributable to debt repayments.

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

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt	$1,883	$83	$178	$301	$1,321
Operating leases	16,993	2,455	4,205	3,157	7,176
Royalty payments	1,256	100	160	390	606
Purchases	3,039	3,039	—	—	—

Total	$23,171	$5,677	$4,543	$3,848	$9,103

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $54.2 million and $33.6 million at June 30, 2011 and December 31, 2010, respectively. We do not enter into investments for trading or speculative purposes; our cash equivalents are invested in money market accounts. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to extremely low rates of investment interest and to the short term nature of our cash and cash equivalents. Future declines in interest rates, however, would reduce investment income, but are not likely to be a material source of revenue to our company in the foreseeable future. A 0.01% decline in interest rates, occurring January 1, 2011 and sustained throughout the period ended June 30, 2011, would result in a decline in investment income of approximately $4,000 for that same period.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including (1) our chief executive officer and principal financial officer and (2) our principal accounting officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, eteplirsen in DMD, AVI-6002 in Ebola, AVI-6003 in Marburg and AVI-7100 in influenza are in clinical trials, and the rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next several years will be devoted to development activities associated with eteplirsen in DMD, AVI-6002 in Ebola, AVI-6003 in Marburg and AVI-7100 in influenza. With current resources, we may be restricted or delayed in our ability to develop other clinical and preclinical product candidates.

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

Although we have been granted orphan status for two of our product candidates to date, we are not guaranteed to receive orphan exclusivity based on that status and would not enjoy such exclusivity in the event that another entity could get approval of the same product for the same indication before we receive market approval. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates. If another product receives orphan drug status for an indication that we are targeting, and such product is approved for commercial sales before our product, regulators may interpret our product to be the same drug as the competing product and could prevent us from selling our product in the applicable territories. Furthermore, pediatric exclusivity only applies if another product with exclusivity has not received regulatory approval, so if another regulatory exclusivity or patent protection exists for the product once it is approved, we would not receive the benefit of any pediatric exclusivity.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA in the United States, and other regulatory authorities in other countries, with regulations differing from country to country. Marketing of our product candidates in the United States or foreign countries is not permitted until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we may never receive regulatory approval for the commercial sale of any of our product candidates. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured. As of the date of this report, we have not progressed to the point of preparing or filing the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop. In this regard, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols or other approval strategies to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Changes in our approval strategies may require additional studies that were not originally planned. Other factors may also impact our ability to commercialize our product candidates, including, for example, the fact that a therapeutic commercial product utilizing our RNA-based technologies has never been approved by any regulatory authority. Due to these factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

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

Phase I clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules in healthy volunteers. Delays in establishing the appropriate dosage levels can lead to delays in the overall clinical development of a product candidate. As of the date of this report, we do not believe that we have identified a consistently effective dose of eteplirsen for individuals with DMD. We are expeditiously moving to start a U.S.-based clinical trial for eteplirsen at higher doses in August 2011 to further explore and identify a more consistently effective dose that may be more appropriate for future clinical trials and that can serve as a basis for approval by governmental regulatory authorities; however, we cannot assure you that these efforts will be successful. If a consistently effective dose is found in the U.S. based clinical trial, we will expect to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies which may be required. Regulatory authorities might require more extensive clinical trials than anticipated and conforming to any guidance regulatory authorities provide does not guarantee receipt of marketing approval, even if we believe our clinical trials are successful. Such additional clinical trials might include an open label “extension study” for all participants who have previously received eteplirsen, as well as other participants (e.g., non-ambulatory participants) and any additional placebo-controlled “pivotal” study or studies. If we are not able to establish an optimal dosage in this trial we may need to conduct additional dose-ranging trials before conducting our pivotal trials of the product. Any such additional clinical trials required by regulatory authorities would increase our costs and delay commercialization of eteplirsen.

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

The Animal Rule is a new and seldom-used approach to seeking approval of a new drug and our infectious disease program may not meet the requirements for approval under this pathway.

In the United States, we plan to develop the therapeutic product candidates to treat Ebola and Marburg viruses using the Animal Rule regulatory mechanism. There is no guarantee that the FDA will agree to this approach to the development of our infectious disease product candidates, and if they do not we will have to take a more traditional approach to the development of these products, which may not be possible given ethical considerations and other limitations associated with these deadly diseases. Pursuant to the Animal Rule, the sponsor of a drug product must demonstrate efficacy in animal models and safety in humans. No animal model is established as predicting human outcomes in the prevention or treatment of any filovirus disease. We have yet to demonstrate the predictive value of our animal studies to the FDA’s satisfaction. If we fail to do so, we will have to demonstrate efficacy of AVI-6002 and AVI-6003 through adequate well-controlled trials in humans in order to obtain regulatory approval of these products in the United States, which will greatly add to the time and expense required to commercialize these products. Furthermore, the Animal Rule mechanism has become available only relatively recently and has been infrequently used. We do not have any experience successfully navigating this approach to drug approval. The Animal Rule approach has yet to be well tested generally and is currently under evaluation by the FDA. Even if the Animal Rule represents a viable approach to seeking approval of these products, it may present challenges for gaining final regulatory approval for these product candidates, including an extended timeline to approval and less predictable study requirements.

We rely on U.S. government contracts to support several important research and development programs and substantially all of our revenue. If the U.S. government fails to fund such programs on a timely basis or at all, or such contracts are terminated, the results of our operations would be materially and adversely affected.

We rely on U.S. government contracts and awards to fund several of our development programs, including those for the Ebola and Marburg viruses and for substantially all of our current revenue.

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

The termination of one or more of these government contracts, whether due to lack of funding, for convenience, for our failure to perform, or otherwise, or the occurrence of delays or product failures in connection with one or more of these contracts, could negatively impact our financial condition. Furthermore, we can give no assurance that we would be able to procure new U.S. government contracts to offset the revenue lost as a result of termination of any of our existing contracts. Even if our contracts are not terminated and are completed, there is no assurance that we will receive future government contracts. For example, in June 2011, we submitted two responses to a request for proposal, or RFP, announced by the DoD seeking the full clinical development of our influenza drug candidate. One of our proposals was for prophylaxis and the other proposal was for treatment. We were subsequently informed by the DoD that our proposal for prophylaxis met the technical requirements for acceptance and will be considered for a contract award; however, our proposal for post-symptomatic treatment did not meet all of the technical requirements for acceptance and was removed from further consideration. There is no assurance that we will be awarded a contract for our prophylaxis proposal pursuant to this RFP as the number of contracts to be awarded is limited and we are aware of several other companies with competing technologies that responded to the RFP that may qualify for contract awards.

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

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010. We expect to commence additional trials of eteplirsen and other product candidates in the future, including the initiation of a Phase II trial in eteplirsen in August 2011. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain IRB or other regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs (e.g., DMD and Ebola and Marburg infections) there are currently no approved drugs to compare against and an agreement about how to measure efficacy has yet to be reached with the FDA and then demonstrated.

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under cGMP and other requirements in foreign countries, and may require large numbers of participants. The FDA or other foreign governmental agencies or we ourselves could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including:

•	deficiencies in the trial design;

•	deficiencies in the conduct of the clinical trial including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	the product candidate may have unforeseen adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	fatalities or other adverse events arising during a clinical trial that may not be related to clinical trial treatments;

•	the product candidate may appear to be no more effective than current therapies;

•	the quality or stability of the product candidate may fail to conform to acceptable standards;

•	our inability to produce or obtain sufficient quantities of the product candidate to complete the trials;

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by an independent data safety monitoring board, or DSMB, and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

We historically have incurred net losses since our inception and we may not achieve or sustain profitability.

We had an operating loss of $15.7 million for the six months ended June 30, 2011, and incurred a net loss of $32.2 million for the year ended December 31, 2010. As of June 30, 2011, our accumulated deficit was $304.5 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, partner one or more programs, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

We would expect to seek additional financing from the sale and issuance of equity or equity linked or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to obtain additional financing, when and if we require, or on commercially reasonable terms, it would have a material adverse effect on our business and results of operations.

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

Further, we may also enter into relationships with pharmaceutical or biotechnology companies to perform research and development with respect to our RNA-based technologies, research programs or to conduct clinical trials and to market our product candidates. We currently do not have a strategic relationship with a third party to perform research or development using our RNA-based technologies or assist us in funding the continued development and commercialization of any of our programs or drug candidates other than that with the U.S. government. If we are unable to enter into partnerships or strategic relationships with respect to our technologies or any of our programs or drug candidates on favorable terms it may impede our ability to discover, develop and commercialize our product candidates.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the advancement of our research and development programs and the development of our product candidates.

We do not currently have the internal ability to manufacture the product candidates that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our product candidates and the components of our drug substance. We may also need to rely on manufacturers for the production of our product candidates to support our research and development programs. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling and labeling of vials and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, fill vials and store sufficient quantities of our product candidates for use in our research and development programs and clinical trials. For example, for our Ebola and Marburg hemorrhagic fever virus development programs, we have entered into supply agreements with two multinational manufacturing firms for the production of the API for Ebola and Marburg therapeutics. There is a limited number of companies that can produce PMO in the quantities and with the quality and purity that we require for our development efforts. This might limit our ability to rapidly expand our programs or commercialize our products. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find suitable replacements or bring on-line new suppliers could materially and adversely impact our business.

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

Our RNA-based, or antisense, technology has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development.

Our RNA-based platforms, utilizing proprietary antisense technology, have not been incorporated into a therapeutic commercial product and are still at a relatively early stage of development. This antisense technology is used in all of our therapeutic candidates, including eteplirsen. We are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we have initiated clinical trials for AVI-6002, AVI-6003 and AVI-7100 and expect to start a Phase II clinical trial in eteplirsen in August 2011, additional preclinical studies may be required for these product candidates and before other product candidates enter human clinical trials. In addition, preclinical models to study participant toxicity and activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks utilizing our antisense technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

We intend to increase the size of our workforce and if we fail to manage our growth effectively, our growth prospects and operating results could be adversely affected.

Our ability to perform our U.S. government contracts, growth prospects and operating results depend on highly-skilled personnel to conduct research and product development activities and oversee compliance with and execution of the terms of our U.S. government contracts and we intend to recruit, hire and retain additional personnel in the near term. Competition for qualified personnel with government contracting experience or with prior industry experience, particularly those with experience with either rare or infectious diseases that we target, or may target in the future, is intense. In addition, we expect to meet some of our short-term personnel needs by engaging contractors who may be difficult to retain if they are offered permanent positions with other companies. If we are unable to attract, assimilate or retain such personnel or manage our growth effectively, our continued growth, expansion and ability to advance our proprietary programs and perform our U.S. government contracts would be adversely affected. Also, failure to perform under our U.S. government contracts could result in a termination of the agreement, which would harm our business.

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

Following Dr. Hudson’s departure, J. David Boyle II served as our interim president and chief executive officer until January 2011, when Christopher Garabedian, a member of our board of directors, was hired to serve as our president and chief executive officer. Since the beginning of 2011, there have been a number of changes to our executive leadership team. Recent departures include Dr. Graham Johnson, our former senior vice president of preclinical development and research, in May 2011, Mr. Paul Medeiros, our former senior vice president of business development and chief business officer, in June 2011, Mr. Boyle, our former senior vice president and chief financial officer, in July 2011, and Dr. Stephen Shrewsbury, our former senior vice president and chief medical officer, in August 2011. Recent additions to the executive leadership team include Ms. Effie Toshav, hired as our senior vice president and general counsel in January 2011, Dr. Peter Linsley, hired as our senior vice president and chief scientific officer in May 2011, and Dr. Edward Kaye, hired as our senior vice president and chief medical officer in June 2011.

Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.

We may engage in future acquisitions that increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses. Any potential acquisitions may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

Asserting, defending and maintaining our intellectual property rights could be challenging and costly, and our failure to do so could harm our ability to compete and impair the outcome of our operations. The pharmaceutical, biotechnology and academic environments are highly competitive and competing intellectual property could limit our ability to protect our products.

Our success will depend in significant part on our existing intellectually property rights and our ability to obtain additional patents and licenses in the future. As of June 30, 2011, we owned or controlled approximately 223 U.S. and corresponding foreign patents and 193 U.S. and corresponding foreign patent applications. We license patents from other parties for certain complementary technologies. We cannot be certain that pending patent applications will result in patents being issued in the United States or foreign countries. In addition, the patents that have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours that do not conflict with our patents. Pharmaceutical research and development is highly competitive; others may file patents first that cover our products or technology. We are aware of a European patent to which Prosensa has rights that may provide the basis for Prosensa or other parties that have rights to the patent to assert that our drug eteplirsen infringes on such patent. We are currently opposing this patent in the Opposition Division of the European Patent Office and believe that we may be able to invalidate some or all of the claims in this patent. Final resolution of this opposition proceeding may take a number of years. Because this proceeding is ongoing, the outcome cannot be predicted or determined as of the date of this report.

Our success will also depend partly on our ability to operate without infringing upon the proprietary rights of others as well as our ability to prevent others from infringing on our proprietary rights. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. We have not received any communications or other indications from owners of related patents or others that such persons believe our products or technology may infringe on their patents. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. If any patent related to our products or technology issues, and if our activities are determined to be covered by such a patent, we cannot assure you that we will be able to obtain or maintain a license, which could have a material adverse effect on our business, financial condition, ability to sell our products, operating results and ability to obtain and/or maintain our strategic business relationships.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Isis Pharmaceuticals, and Santaris share a focus on RNA-based drug discovery and development. Competitors with respect to our exon skipping DMD program, or eteplirsen, include Prosensa and GlaxoSmithKline, or GSK, and other companies such as Acceleron, Amsterdam Molecular Therapeutics and PTC Therapeutics have also been working on DMD programs.

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

•	technological innovations or commercial product introductions by ourselves or competitors;

•	changes in government regulations;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public concern relating to the commercial value or safety of any of our products;

•	financing, through the issuance of equity or equity linked securities or incurrence of debt, or other corporate transactions;

•	comments by securities analysts;

•	litigation;

•	the perception that shares of our common stock may be delisted from The NASDAQ Stock Market; or

•	general market conditions in our industry or in the economy as a whole.

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

Our common stock is listed on The NASDAQ Global Market. The NASDAQ Global Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 minimum bid price per share and $50 million minimum value of listed securities. In the past our stock price has traded near, and at times below, the $1.00 minimum bid price required for continued listing on NASDAQ. For example, the trading price for our common stock was $0.99 as recently as May 11, 2009. Although NASDAQ in the past has provided relief from the $1.00 minimum bid price requirement as a result of weakness in the stock market, it may not do so in the future. If we fail to maintain compliance with NASDAQ’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.

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

A significant number of shares of our common stock are issuable pursuant to outstanding options and warrants, and we expect to issue additional shares of common stock in the future. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.

As of June 30, 2011, there were 135,685,068 shares of common stock outstanding, vested and expected to vest outstanding options to purchase 11,491,000 shares of common stock, and outstanding warrants to purchase 29,204,857 shares of common stock. Additionally, as of June 30, 2011, there were 14,919,456 shares of common stock available for future issuance under our 2011 Equity Incentive Plan. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2011 Equity Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2011, in connection with his appointment as our senior vice president and chief scientific officer, we granted Peter Linsley, Ph.D., an option to purchase 800,000 shares of our common stock at an exercise price of $1.76 per share. Also, on June 20, 2011, in connection with his appointment as our senior vice president and chief medical officer, we granted Edward Kaye, M.D., an option to purchase 850,000 shares of our common stock at an exercise price of $1.38 per share. These option grants were made outside of both our equity incentive plans. 25% of the shares underlying each of the options vest on the first anniversary of the vesting commencement date, which is May 1, 2011 for Dr. Linsley and June 20, 2011 for Dr. Kaye, and 1/48th of the underlying shares vest on each monthly anniversary thereafter such that the option will be fully vested on the fourth anniversary of the vesting commencement date. The option grants are included in the summary stock option activity table in Note 5 to the accompanying unaudited condensed consolidated financial statements. The options were granted to Dr. Linsley and Dr. Kaye in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Restated and Amended Articles of Incorporation of AVI BioPharma, Inc.	S-8	333-175031	4.1	6/20/11

10.1†	Modification No. P00005 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective April 13, 2011.					X

10.2*	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Peter Linsley, Ph.D., dated May 16, 2011.	S-8	333-175031	4.8	6/20/11

10.3*	Separation and Release Agreement effective June 9, 2011 between Paul Medeiros and AVI BioPharma, Inc.					X

10.4*	Executive Employment Agreement dated June 13, 2011 by and between AVI BioPharma, Inc. and Edward Kaye, M.D.					X

10.5*	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Edward Kaye, M.D., dated June 20, 2011.	S-8	333-175031	4.9	6/20/11

10.6*	AVI BioPharma, Inc. 2011 Equity Incentive Plan.	8-K	001-14895	10.1	6/16/11

10.7*	Form of Stock Option Award Agreement under the 2011 Equity Incentive Plan.	8-K	001-14895	10.2	6/16/11

10.8*	Form of Notice of Grant of Restricted Stock under the 2011 Equity Incentive Plan.	8-K	001-14895	10.3	6/16/11

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Controller, Melinda K. Miles, pursuant to Section 302 of the Sarbanes-					X

Oxley Act of 2002.

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Company’s Controller, Melinda K. Miles, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document.	X

101.SCH**	XBRL Taxonomy Extension Schema Document.	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	AVI BIOPHARMA, INC.

	By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian
President and Chief Executive Officer

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Restated and Amended Articles of Incorporation of AVI BioPharma, Inc.	S-8	333-175031	4.1	6/20/11

10.1†	Modification No. P00005 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective April 13, 2011.					X

10.2*	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Peter Linsley, Ph.D., dated May 16, 2011.	S-8	333-175031	4.8	6/20/11

10.3*	Separation and Release Agreement effective June 9, 2011 between Paul Medeiros and AVI BioPharma, Inc.					X

10.4*	Executive Employment Agreement dated June 13, 2011 by and between AVI BioPharma, Inc. and Edward Kaye, M.D.					X

10.5*	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Edward Kaye, M.D., dated June 20, 2011.	S-8	333-175031	4.9	6/20/11

10.6*	AVI BioPharma, Inc. 2011 Equity Incentive Plan.	8-K	001-14895	10.1	6/16/11

10.7*	Form of Stock Option Award Agreement under the 2011 Equity Incentive Plan.	8-K	001-14895	10.2	6/16/11

10.8*	Form of Notice of Grant of Restricted Stock under the 2011 Equity Incentive Plan.	8-K	001-14895	10.3	6/16/11

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Controller, Melinda K. Miles, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Controller, Melinda K. Miles, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment.
*	Indicates management contract or compensatory plan, contract or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.