Form 10-Q
period 2011-09-30
AVI BIOPHARMA INC
filed 2011-11-08
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	135,743,120
(Class)	(Outstanding as of October 26, 2011)

AVI BIOPHARMA, INC.

FORM 10-Q

INDEX

		Page

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Balance Sheets — September 30, 2011 and December 31, 2010 (unaudited)	1

	Statements of Operations — Three Months and Nine Months Ended September 30, 2011 and 2010 and from July 22, 1980 (Inception) through September 30, 2011 (unaudited)	2

	Statements of Cash Flows — Nine Months Ended September 30, 2011 and 2010 and from July 22, 1980 (Inception) through September 30, 2011 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	(Removed and Reserved)	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

Exhibits		36

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2011	December 31, 2010

Assets
Current Assets:
Cash and cash equivalents	$46,356	$33,589
Accounts receivable	4,267	3,224
Other current assets	1,322	1,025

Total Current Assets	51,945	37,838
Property held for sale	1,856	1,965
Property and Equipment, net of accumulated depreciation and amortization of $15,542 and $14,963	2,445	2,070
Patent Costs, net of accumulated amortization of $1,901 and $1,742	4,698	3,980
Other assets	139	123

Total Assets	$61,083	$45,976

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$7,899	$1,311
Accrued employee compensation	2,250	2,015
Long-term debt, current portion	84	81
Warrant valuation	12,889	39,111
Deferred revenue	3,304	3,304
Other liabilities	105	35

Total Current Liabilities	26,531	45,857
Commitments and Contingencies	—	—
Long-term debt, non-current portion	1,778	1,842
Other long-term liabilities	1,022	1,094
Shareholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 and 200,000,000 shares authorized; 135,734,120 and 112,352,452 issued and outstanding	13	11
Additional paid-in capital	340,293	304,818
Deficit accumulated during the development stage	(308,554)	(307,646)

Total Shareholders’ Equity (Deficit)	31,752	(2,817)

Total Liabilities and Shareholders’ Equity (Deficit)	$61,083	$45,976

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

					July 22, 1980
	Three months ended September 30,		Nine months ended September 30,		(Inception) through
	2011	2010	2011	2010	September 30, 2011
Revenues from license fees, grants and research contracts	$7,524	$8,702	$33,405	$13,903	$122,634
Operating expenses:
Research and development	15,610	9,059	48,161	22,080	314,565
General and administrative	3,185	3,440	12,171	11,017	100,573
Acquired in-process research and development	—	—	—	—	29,461

Operating loss	(11,271)	(3,797)	(26,927)	(19,194)	(321,965)

Other non-operating (loss) income:
Interest (expense) income and other, net	199	82	440	170	9,022
(Increase) decrease on warrant valuation	7,052	(3,578)	25,579	(5,509)	17,527
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	3,863
Write-down of short-term securities—available-for-sale	—	—	—	—	(17,001)

	7,251	(3,496)	26,019	(5,339)	13,411

Net loss and comprehensive loss	$(4,020)	$(7,293)	$(908)	$(24,533)	$(308,554)

Net loss per share—basic and diluted	$(0.03)	$(0.07)	$(0.01)	$(0.22)

Weighted average number of common shares outstanding for computing basic and diluted loss per share (in thousands)	135,738	111,767	127,523	110,863

See accompanying notes to financial statements.

AVI BIOPHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			For the Period
			July 22, 1980
	Nine months ended September 30,		(Inception) through
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss and comprehensive loss	$(908)	$(24,533)	$(308,554)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	763	1,053	19,908
Loss on disposal of assets	161	274	2,242
Realized gain on sale of short-term securities— available-for-sale	—	—	(3,863)
Write-down of short-term securities—available-for-sale	—	—	17,001
Impairment charge on real estate owned	109	393	1,445
Stock-based compensation	2,454	2,540	28,320
Conversion of interest accrued to common stock	—	—	8
Acquired in-process research and development	—	—	29,461
Increase (decrease) on warrant valuation	(25,579)	5,509	(17,527)
(Increase) decrease in:
Accounts receivable, other current assets and other assets	(1,356)	(3,297)	(5,467)
Net increase in accounts payable, accrued employee compensation, and other liabilities	6,325	4,740	12,460

Net cash used in operating activities	(18,031)	(13,321)	(224,566)
Cash flows from investing activities:
Purchase of property and equipment	(973)	(628)	(19,674)
Patent costs	(548)	(821)	(8,913)
Purchase of marketable securities	—	(5)	(112,993)
Sale of marketable securities	—	—	117,724
Acquisition costs	—	—	(2,389)

Net cash used in investing activities	(1,521)	(1,454)	(26,245)
Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	32,380	2,525	297,878
Repayments of long-term debt	(61)	(58)	(325)
Buyback of common stock pursuant to rescission offering	—	—	(289)
Withdrawal of partnership net assets	—	—	(177)
Issuance of convertible debt	—	—	80

Net cash provided by financing activities	32,319	2,467	297,167
Increase (decrease) in cash and cash equivalents	12,767	(12,308)	46,356
Cash and cash equivalents:
Beginning of period	33,589	48,275	—

End of period	$46,356	$35,967	$46,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$68	$70	$467
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$17,897
Issuance of common stock and warrants in satisfaction of liabilities	$643	$—	$1,188
Issuance of common stock for building purchase	$—	$—	$750
Assumption of long-term debt for building purchase	$—	$—	$2,200
Issuance of common stock for Ercole assets	$—	$—	$8,075
Assumption of liabilities for Ercole assets	$—	$—	$2,124

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

Commitments and Contingencies

As of the date of this report, the Company is not a party to any material legal proceedings with respect to itself, its subsidiaries, or any of its material properties. In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of therapeutics utilizing its technology, professional services or others. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

•	Level 3 — valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of September 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and Cash equivalents	$46,356	$46,356	$—	$—

Total assets	$46,356	$46,356	$—	$—

	Fair Value Measurement as of September 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$12,889	$—	$—	$12,889

Total liabilities	$12,889	$—	$—	$12,889

	Fair Value Measurement as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and Cash equivalents	$33,589	$33,589	$—	$—

Total assets	$33,589	$33,589	$—	$—

	Fair Value Measurement as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$39,111	$—	$—	$39,111

Total liabilities	$39,111	$—	$—	$39,111

A reconciliation of the change in value of the Company’s warrants for the three months ended September 30, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at June 30, 2011	$19,941
Change in value of warrants	(7,052)

Balance at September 30, 2011	$12,889

A reconciliation of the change in value of the Company’s warrants for the nine months ended September 30, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at December 31, 2010	$39,111
Change in value of warrants	(25,579)
Reclassification to shareholders’ equity upon exercise of warrants	(643)

Balance at September 30, 2011	$12,889

See Note 7 — “Warrants” for additional information related to the determination of fair value of the warrants.

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 3. Accounts Receivable

Accounts receivable are stated at invoiced amount and do not bear interest. Because all accounts receivable are from the U.S. government and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The accounts receivable balance included $2.2 million and $3.2 million of U.S. government receivables that were unbilled at September 30, 2011 and December 31, 2010, respectively.

Note 4. Property Held for Sale

In 2009, the Company listed for sale the industrial property located in Corvallis, Oregon and recorded a $0.1 million impairment charge to reduce carrying value to fair value less estimated costs to sell. The Company recorded in general and administrative expenses additional impairment charges of $0.1 million and $0.4 million during the three months ending September 30, 2011 and 2010, respectively, to reduce its carrying value to the current appraised value. The Company has used a Level 3 fair value measure with the use of an independent appraisal to estimate the value of this property.

Note 5. U.S. Government Contracts

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. The Company recognizes revenues from U.S. government research contracts during the period in which the related expenditures are incurred and presents these revenues and related expenses gross in the consolidated financial statements. As of September 30, 2011, the Company had contracts with the U.S. government pursuant to which it is entitled to receive up to an aggregate of $198.5 million for development of its product candidates, of which $109.5 million had been billed or recognized as revenue and $89.0 million of which relates to development that has not yet been completed and has not been billed. The Company is potentially eligible for up to an additional $161.5 million if the U.S. government exercises its options for the Company to conduct additional activities under such contracts. The following is a description of such contracts.

January 2006 Agreements (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

In January 2006, the final version of the 2006 defense appropriations act was enacted, which act included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs under four different contracts, all of which were executed in 2007, and the last of which expired in October 2010. Net of government administrative costs, it was anticipated that the Company would receive up to $9.8 million under this allocation. The Company’s technology is expected to be used to continue developing RNA-based drugs against Ebola and Marburg viruses. As of September 30, 2011, the Company had recognized revenue of $9.7 million with respect to these contracts and the Company does not expect to receive any additional significant funds under these contracts.

November 2006 Agreement (Ebola, Marburg and Junín Viruses)

In November 2006, the Company entered into a two-year research contract with the U.S. Defense Threat Reduction Agency (“DTRA”) pursuant to which the Company was entitled to $28.0 million to fund development of the Company’s antisense therapeutic candidates for Ebola, Marburg and Junín hemorrhagic viruses. In May 2009, this contract was amended to extend the term of the contract until November 2009 and to increase funding by $5.9 million to an aggregate of $33.9 million. In September 2009, the contract was amended again to extend the term of the contract to February 2011 and to increase funding by an additional $11.5 million to an aggregate of $45.4 million. In November 2010, the Company and DTRA agreed that the key activities under this contract had been completed and that further activities under this contract would cease and this contract would be deemed concluded. As of September 30, 2011, the Company had recognized revenue of $38.4 million with respect to this contract and the Company does not expect further significant revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, the Company entered into a contract with DTRA to develop swine flu drugs. Under this contract, the Company was entitled to receive up to $4.1 million for work involving the application of the Company’s proprietary PMO and PMOplus® antisense chemistry. The Company used the funds from this contract to conduct preclinical development activities, including animal testing. In March 2010, the contract was amended to include testing against additional influenza strains including H5N1 (avian flu), Tamiflu®-resistant H1N1 (swine flu) and H3N2 (seasonal flu) and funding increased by $4.0 million to an aggregate of $8.1 million. As of September 30, 2011, the Company had recognized revenue of $7.0 million with respect to this contract and does not expect to receive additional significant revenue.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, the Company entered into a contract with DTRA to advance the development of AVI-7100, which was previously designated AVI-7367 and which has been renumbered by the Company, as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program (“TMT”) of the U.S. Department of

Defense (“DoD”). The contract originally provided for funding of up to $18.0 million (which was reduced to $17.7 million in March 2011 when the contract was definitized) to advance the development of AVI-7100, including studies enabling an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”), the development of an intranasal delivery formulation, and the funding of the entry into a Phase I clinical trial to obtain human safety data to support potential use under an Emergency Use Authorization. In April 2011, the contract was amended to remove clinical studies from the scope of work and to add in vitro broad spectrum strain investigation, additional formulation work related to intranasal delivery and an intravenous compatibility study. As a result of this amendment, the amount of funding under the contract decreased to an aggregate of $13.1 million. The period of performance for this contract ended on June 3, 2011 and as of September 30, 2011, the Company had recognized revenue of $12.2 million with respect to this contract and does not expect to receive additional significant revenue.

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, the Company was awarded a new contract with the DoD Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of the Company’s hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, for Ebola and Marburg viruses, respectively. The contract is funded as part of the TMT program, which was established to develop innovative platform-based solutions countering biological threats. The contract is structured into four segments for each therapeutic candidate and has an aggregate period of performance spanning approximately six years if DoD exercises its options for all segments. Activity under the first segment began in July 2010 and includes Phase I studies in healthy volunteers as well as preclinical studies. In September 2011, the contract was amended to shift activities originally scheduled to occur during the second segment for each therapeutic candidate to the current funding period, which was extended by approximately 13 months to the second quarter of 2013. These activities include non-human primate studies to evaluate the typical viral time course of infection and the optimal doses, timing and pharmacokinetics and pharmacodynamics of each therapeutic candidate, as well as human safety studies of multiple ascending doses of AVI-6002 and AVI-6003. As a result of the amendment, the aggregate available funding for the current segments is approximately $126.5 million of which $39.6 million has been recognized to date.

After completion of the first segment, and each successive segment, DoD has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If DoD exercises its options for all four segments, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval of each therapeutic candidate which could include aggregate potential funding up to approximately $288.0 million over six years, of which $161.5 million remains to be funded.

The following table sets forth the revenue for each of the contracts with the U.S. government for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$9	$88	$9	$556
November 2006 Agreement (Ebola, Marburg and Junín Viruses)	—	345	—	2,953
May 2009 Agreement (H1N1)	—	1,358	134	2,802
June 2010 Agreement (H1N1)	183	4,201	3,390	4,634
July 2010 Agreement (Ebola and Marburg)	7,290	2,716	29,780	2,716
Other Agreements	42	(6)	92	242

Total	$7,524	$8,702	$33,405	$13,903

Note 6. Stock Compensation

Stock Options

The Company previously sponsored a 2002 Equity Incentive Plan (the “2002 Plan”) pursuant to which it issued options to purchase its common stock to the Company’s employees, directors and service providers. In June 2011, the 2002 Plan was replaced by the 2011 Equity Incentive Plan (the “2011 Plan” and, together with the 2002 Plan, the “Plans”) following approval by the Company’s shareholders. There will be no further grants under the 2002 Plan, but awards previously granted pursuant to the 2002 Plan will continue to be governed by its terms. The 2011 Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units.

In general, stock options granted under the 2002 Plan prior to December 31, 2010 vest over a three year period, with one-third of the underlying shares vesting on each anniversary of grant, and have a ten year term. Beginning in January 2011, stock options granted under the 2002 Plan vest over a four year period, with one-fourth of the underlying shares vesting on the first anniversary of the grant and 1/48th of the underlying shares vesting monthly thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant. As of September 30, 2011, no shares of common stock remain available for future grant under the 2002 Plan.

In general, stock options granted under the 2011 Plan vest over a four year period, with one-fourth of the underlying shares vesting on the first anniversary of the grant and 1/48th of the underlying shares vesting monthly thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant. The maximum aggregate number of shares that may be issued under the 2011 Plan is 15,072,457, including 2,072,457 shares reserved but not issued under the 2002 Plan. In addition, shares subject to outstanding awards under the 2002 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, will be available for issuance under the 2011 Plan, up to a maximum of 11,086,073 shares. As of September 30, 2011, 11,213,246 shares of common stock remain available for future grant under the 2011 Plan.

A summary of the Company’s stock option activity with respect to the nine months ended September 30, 2011 follows:

Stock Options	Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	8,490,055	$2.14
Granted	8,577,250	1.62
Exercised	(151,743)	1.09
Canceled or expired	(1,338,413)	2.25

Outstanding at September 30, 2011	15,577,149	$1.85	7.33	$184,000

Vested at September 30, 2011 and expected to vest	14,873,507	$1.87	7.21	$183,000

Exercisable at September 30, 2011	5,611,896	$2.31	3.58	$120,000

The weighted-average fair value per share of stock-based awards, including stock options and restricted stock grants, granted to employees during the three months ended September 30, 2011 and 2010 was $0.79 and $1.36, respectively, and during the nine months ended September 30, 2011 and 2010 was $1.09 and $1.10, respectively. During the nine months ended September 30, 2011 and 2010, the total intrinsic value of stock options exercised was $82,000 and $955,000 respectively, and the total grant date fair value of stock options that vested was $2,300,000 and $2,555,000, respectively.

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

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Three and Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	1.1%-2.4%	1.4%-2.4%
Expected dividend yield	0%	0%
Expected lives	5.4-5.5 years	5.3-5.5 years
Expected volatility	78.2%-81.6%	83.3%-85.2%

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

Stock-based Compensation Expense

The amount of stock-based compensation expense recognized in the three months ended September 30, 2011 and 2010 was $592,000 and $509,000, respectively. For the nine months ended September 30, 2011 and 2010, stock-based compensation expense recognized was $2,454,000 and $2,540,000, respectively. A summary of the stock-based compensation expense recognized in the statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)		(in thousands)
Research and development	$266	$250	$998	$665
General and administrative	326	259	1,456	1,875

Total	$592	$509	$2,454	$2,540

As of September 30, 2011, there was $9.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted, including stock options and restricted stock. These costs are expected to be recognized over a weighted-average period of 3.2 years.

During the nine months ended September 30, 2011, in connection with their appointments as officers of the Company, Ms. Effie Toshav, Dr. Peter Linsley and Dr. Edward Kaye were granted options to purchase 650,000, 800,000 and 850,000 shares, respectively, of the Company’s common stock at exercise prices of $2.58, $1.76, and $1.38, respectively. These options were granted outside of the Plans and have vesting schedules consistent with the customary schedule under the 2011 Plan. The shares underlying these options are included in the summary stock compensation table noted above in this Note 6.

Paul Medeiros, the Company’s former Senior Vice President of Business Development and Chief Business Officer, ceased to be an employee of the Company effective June 1, 2011. Pursuant to the terms of his employment agreement and a separation and release agreement that the Company entered into with Mr. Medeiros in connection with the termination of his employment, Mr. Medeiros received 12 months of his base compensation in a lump sum (an amount equal to $321,300) and all of his unvested stock options vested on June 1, 2011 and will be exercisable for a period of 180 days following June 1, 2011. During the nine months ending September 30, 2011, the Company paid his cash severance and recorded a charge of $288,000 for the stock compensation expense.

Dr. Stephen Shrewsbury, the Company’s former Senior Vice President and Chief Medical Officer, ceased to be an employee of the Company effective August 1, 2011. Pursuant to the terms of his employment agreement and a separation and release agreement that the Company entered into with Dr. Shrewsbury in connection with the termination of his employment, Dr. Shrewsbury received 12 months of his base compensation in a lump sum (an amount equal to $319,300) and all of his unvested stock options vested on August 1, 2011 and will be exercisable for a period of 180 days following August 1, 2011. During the nine months ending September 30, 2011, the Company paid his cash severance and recorded a charge of $288,000 for the stock compensation expense.

J. David Boyle II, the Company’s former Senior Vice President and Chief Financial Officer, ceased to be an employee of the Company effective July 24, 2011, the expiration date of his employment agreement. Pursuant to the terms of a separation agreement and release that the Company entered into with Mr. Boyle in connection with his separation from employment, Mr. Boyle received a lump sum payment equal to $113,507, the vesting of 116,666 shares subject to Mr. Boyle’s August 2008 option grant was accelerated and the post-separation exercise period for options to purchase up to 593,333 shares of the Company’s common stock was extended until December 30, 2011. During the nine months ending September 30, 2011, the Company paid his cash severance and recorded a decrease of $25,000 for the stock compensation expense.

Note 7. Warrants

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

	Three and Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	0.1%-1.3%	0.1%-2.6%
Expected dividend yield	0%	0%
Expected lives	1.2-3.4 years	0.1-4.4 years
Expected volatility	55.3%-88.5%	62.3%-96.7%
Shares underlying warrants classified as liabilities	28,948,962	29,409,546
Market value of stock at beginning of year	$2.12	$1.58
Market value of stock at end of period	$1.12	$1.83

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

The Company also has warrants that are classified as permanent equity; the fair value of the warrants was recorded as additional paid-in capital at the time of issuance and no further adjustments are required. 255,895 shares were underlying such warrants for each of the three and nine months ended September 30, 2011 and 2010.

A summary of the Company’s warrant activity with respect to the nine months ended September 30, 2011 is as follows:

Warrants	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2010	29,665,441	$1.58
Granted	—	—
Exercised	(460,584)	$1.39
Canceled or expired	—	—

Outstanding at September 30, 2011	29,204,857	$1.59	2.6

Note 8. Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalent shares outstanding.

	Three Months Ended September 30,
	2011	2010
	(in thousands, except per share data)
Net loss	$(4,020)	$(7,293)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	135,738	111,767
Dilutive effect of warrants and stock options after application of the treasury stock method	*	*

Weighted-average number of common shares outstanding for computing diluted earnings per share	135,738	111,767

Net loss per share—basic and diluted	$(0.03)	$(0.07)

	Nine Months Ended September 30,
	2011	2010
	(in thousands, except per share data)
Net loss	$(908)	$(24,533)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	127,523	110,863
Dilutive effect of warrants and stock options after application of the treasury stock method*	*	*

Weighted-average number of common shares outstanding for computing diluted earnings per share	127,523	110,863

Net loss per share—basic and dilutive	$(0.01)	$(0.22)

*	Warrants and stock options to purchase 44,782,006 and 38,070,498 shares of common stock as of September 30, 2011 and 2010, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

Note 9. Liquidity

Since its inception in 1980 through September 30, 2011 the Company has incurred losses of approximately $308.6 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenue from product sales will be achieved. The Company expects to incur operating losses over the next several years.

At September 30, 2011, cash and cash equivalents were $46.4 million, compared to $33.6 million at December 31, 2010. The Company’s principal sources of liquidity have been equity financings and revenue from its U.S. government research contracts. The Company’s principal uses of cash have been research and development expenses, general and administrative expenses and other working capital requirements.

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. As of September 30, 2011, the Company had ongoing contracts with the U.S. government pursuant to which it is entitled to receive up to an aggregate of $126.5 million for development of its product candidates, of which $39.6 million had been recognized as revenue and $86.9 million relates to development that has not yet been completed and has not been billed or recognized as revenue. Additionally, the Company is potentially eligible for an amount up to approximately $161.5 million of the potential aggregate total award of $288.0 million if the U.S. government exercises all its options on the July 2010 Ebola and Marburg agreement. See Note 5 — “U.S. Government Contracts” for additional information.

In January and August 2009, the Company sold shares of its common stock and also issued warrants to purchase shares of its common stock in offerings registered under the Securities Act of 1933 (the “Securities Act”). In April 2011, the Company sold 23.0 million shares of its common stock at the price of $1.50 per share in an offering registered under the Securities Act. The offering generated gross proceeds of $34.5 million. See Note 10 — “Equity Financings” for more information.

Note 10. Equity Financings

In December 2007, the Company closed a private equity financing for net proceeds of $14.4 million with several institutional investors. In the private equity financing, the Company sold units consisting of one share of common stock and a warrant to purchase one-half of a share of common stock for $1.90 per unit. A total of 10.7 million shares of common stock and warrants for the purchase of 5.3 million shares of common stock at $2.45 per share were sold. These warrants are currently exercisable and expire on December 19, 2012.

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

The warrants issued in connection with the January and August 2009 offerings, as well as the warrants issued in the December 2007 financing, are classified as a liability due to their settlement terms. Accordingly, the fair value of the warrants is recorded on the consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in the consolidated statement of operations as described in greater detail in Note 7 — “Warrants.” These warrants are non-cash liabilities; the Company is not required to expend any cash to settle these liabilities.

In April 2011, the Company sold 23.0 million shares of its common stock at the price of $1.50 per share in an offering registered under the Securities Act. The offering generated gross proceeds of $34.5 million.

Note 11. Income Taxes

The Company has not recognized any liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at September 30, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the three and nine months ended September 30, 2011.

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

Note 12. Recent Accounting Pronouncements

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

In April 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe its adoption of this new guidance in the first quarter of 2012 will have a material impact on its financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Part II-Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management, and our future prospects, are forward-looking statements and are sometimes identified by such words as “believe,” “expect,” “anticipate,” “may,” “will,” “should,” “could,” “would,” “plan,” “estimate,” “project,” “predict,” and “potential,” and words of similar import. These forward-looking statements include, but are not limited to, statements regarding:

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	the efficacy, potency and utility of our product candidates in the treatment of rare and infectious diseases, and their potential to treat a broad number of human diseases;

•	our expectations regarding the development and clinical benefits of our product candidates;

•	our ability to initiate a pivotal Phase III clinical trial for eteplirsen in the second half of 2012;

•	the receipt of any required approval from the U.S. Food and Drug Administration, or FDA, or other regulatory approval for our products;

•	the effect of regulation by FDA and other agencies;

•	our ability to invalidate some or all of the claims covered by patents issued to competitors;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	the impact of competitive products, product development, commercialization and technological difficulties;

•	acceptance of our products, if introduced, in the marketplace;

•	our expectations about funding from the government and other sources;

•	our estimates regarding our future revenues, research and development expenses, other expenses, payments to third parties and growth in staffing levels; and

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

Our highly-differentiated RNA-based technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease modifying therapeutic candidates for Duchenne muscular dystrophy, or DMD, a rare genetic muscle wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Eteplirsen (the non-proprietary name assigned to AVI-4658) is our lead therapeutic candidate for DMD and is intended to target a substantial group of individuals with DMD. If we are successful in our development efforts, eteplirsen will address a severe unmet medical need. Data from 17 of the 19 individuals enrolled in our Phase Ib/II trial in the United Kingdom and treated systemically with eteplirsen demonstrated some generation of novel dystrophin, and one participant exhibited the first ever reported increase in dystrophin positive muscle fibers to greater than 50% of normal. Restoration of dystrophin expression and dystrophin positive fibers is believed to be critical for successful disease modifying treatment of individuals with DMD. We initiated a Phase II trial for eteplirsen in August 2011 with an objective of entering a pivotal trial in the second half of 2012.

We are also leveraging the capabilities of our RNA-based technology platforms to develop therapeutics for the treatment of infectious diseases. The U.S. Department of Defense, or DoD, has provided significant financial support for the development of therapeutics against Ebola, Marburg, Dengue and influenza viruses, as described in greater detail below.

We employ our highly-differentiated and innovative RNA-based technology platforms in both our DMD and infectious disease programs. The basis for our novel RNA-based therapeutics is our phosphorodiamidate-linked morpholino oligomer, or PMO, chemistries. By applying our technologies, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. Unlike other RNA-based therapeutics, our technologies can be used to selectively up-regulate or down-regulate the production of a target protein, or direct the expression of novel proteins involved in human diseases and disorders. We believe that these broad capabilities represent highly competitive RNA-based technology platforms and a strong intellectual property position, which we are leveraging to identify additional product candidates and explore various strategic opportunities. As of September 30, 2011, we owned or controlled approximately 258 U.S. and corresponding foreign patents and 190 U.S. and corresponding foreign patent applications.

From our inception in 1980, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than government research contracts, limited interest, license fees, and grants, we have had no material revenue. We expect to continue to incur losses for the foreseeable future as we continue our research and development efforts and seek to enter additional collaborative efforts. As of September 30, 2011, our accumulated deficit was $308.6 million.

Government Contracts

In the periods presented, substantially all of the revenue generated by our company was derived from research contracts with the U.S. government. We recognize revenues from U.S. government research contracts during the period in which the related expenditures are incurred and present these revenues and related expenses gross in the consolidated financial statements. As of September 30, 2011, we had contracts with the U.S. government pursuant to which we are entitled to receive up to an aggregate of $198.5 million for development of our product candidates, of which $109.5 million had been billed or recognized as revenue and $89.0 million of which relates to development that has not yet been completed and has not been billed. We are potentially eligible for up to approximately $161.5 million if the U.S. government exercises its options for the Company to conduct additional activities under such contracts. The following is a description of such contracts.

January 2006 Agreements (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

In January 2006, the final version of the 2006 defense appropriations act was enacted, which act included an allocation of $11.0 million to fund our ongoing defense-related programs under four different contracts, all of which were executed in 2007, and the last of which expired in October 2010. Net of government administrative costs, it was anticipated that we would receive up to $9.8 million under this allocation. Our technology is expected to be used to continue developing RNA-based drugs against Ebola and Marburg viruses. As of September 30, 2011, we had recognized revenue of $9.7 million with respect to these contracts and do not expect to receive any additional significant funds under these contracts.

November 2006 Agreement (Ebola, Marburg and Junín Viruses)

In November 2006, we entered into a two-year research contract with the U.S. Defense Threat Reduction Agency, or DTRA, pursuant to which we were entitled to $28.0 million to fund development of our antisense therapeutic candidates for Ebola, Marburg and Junín hemorrhagic viruses. In May 2009, this contract was amended to extend the term of the contract until November 2009 and to increase funding by $5.9 million to an aggregate of $33.9 million. In September 2009, the contract was amended again to extend the term of the contract to February 2011 and to increase funding by an additional $11.5 million to an aggregate of $45.4 million. In November 2010, we and DTRA agreed that the key activities under this contract had been completed and that further activities under this contract would cease and this contract would be deemed concluded. As of September 30, 2011, we had recognized revenue of $38.4 million with respect to this contract and do not expect further significant revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, we entered into a contract with DTRA to develop swine flu drugs. Under this contract, we were entitled to receive up to $4.1 million for work involving the application of our proprietary PMO and PMOplus® antisense chemistry. We used the funds from this contract to conduct preclinical development activities, including animal testing. In March 2010, the contract was amended to include testing against additional influenza strains including H5N1 (avian flu), Tamiflu®-resistant H1N1 (swine flu) and H3N2 (seasonal flu) and funding increased by $4.0 million to an aggregate of $8.1 million. As of September 30, 2011, we had recognized revenue of $7.0 million with respect to this contract and do not expect to receive additional significant revenue.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, we entered into a contract with DTRA to advance the development of AVI-7100, which was previously designated AVI-7367 and which has been renumbered by us, as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program, or TMT, of the U.S. Department of Defense, or DoD. The contract originally provided for funding of up to $18.0 million (which was reduced to $17.7 million in March 2011 when the contract was definitized) to advance the development of AVI-7100, including studies enabling an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, the development of an intranasal delivery formulation, and the funding of the entry into a Phase I clinical trial to obtain human safety data to support potential use under an Emergency Use Authorization. In April 2011, the contract was amended to remove clinical studies from the scope of work and to add in vitro broad spectrum strain investigation, additional formulation work related to intranasal delivery and an intravenous compatibility study. As a result of this amendment, the amount of funding under the contract decreased to an aggregate of $13.1 million. The period of performance for this contract ended on June 3, 2011 and as of September 30, 2011, we had recognized revenue of $12.2 million with respect to this contract and do not expect to receive additional significant revenue.

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, we were awarded a new contract with the DoD Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of our hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, for Ebola and Marburg viruses, respectively. The contract is funded as part of the TMT program, which was established to develop innovative platform-based solutions countering biological threats. The contract is structured into four segments for each therapeutic candidate and has an aggregate period of performance spanning approximately six years if DoD exercises its options for all segments. Activity under the first segment began in July 2010 and includes Phase I studies in healthy volunteers as well as preclinical studies. In September 2011, the contract was amended to shift activities originally scheduled to occur during the second segment for each therapeutic candidate to the current funding period, which was extended by approximately 13 months to the second quarter of 2013. These activities include non-human primate studies to evaluate the typical viral time course of infection and the optimal doses, timing and pharmacokinetics and pharmacodynamics of each therapeutic candidate, as well as human safety studies of multiple ascending doses of AVI-6002 and AVI-6003. As a result of the amendment, the aggregate available funding for the current segments is approximately $126.5 million of which $39.6 million has been recognized to date.

After completion of the first segment, and each successive segment, DoD has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If DoD exercises its options for all four segments, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval of each therapeutic candidate which could include aggregate potential funding up to $288.0 million over six years, of which $161.5 million remains to be funded.

The following table sets forth the revenue for each of the contracts with the U.S. government for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$9	$88	$9	$556
November 2006 Agreement (Ebola, Marburg and Junín Viruses)	—	345	—	2,953
May 2009 Agreement (H1N1)	—	1,358	134	2,802
June 2010 Agreement (H1N1)	183	4,201	3,390	4,634
July 2010 Agreement (Ebola and Marburg)	7,290	2,716	29,780	2,716
Other Agreements	42	(6)	92	242

Total	$7,524	$8,702	$33,405	$13,903

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

We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because our know-how and expertise related to the technology is proprietary to us, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. As of September 30, 2011, we had deferred revenue of $3.3 million, which represents up-front fees received from third parties pursuant to certain contractual arrangements and will be recognized as performance obligations are satisfied.

Substantially all of our revenue is derived from research contracts with the U.S. government. Government contract revenue is highly dependent on the timing of various activities performed by us and our third party vendors, in particular, with respect to our July 2010 Ebola and Marburg agreement. Changes in the timing of activities performed in support of this contract have, and may in the future, resulted in unexpected fluctuations in our revenue from period to period. For example, certain activities originally scheduled for the third and fourth quarters of 2011 were deferred pending finalization of the amendment to the July 2010 Ebola and Marburg Agreement in September 2011. As a result, the revenue associated with these activities was also deferred. We expect that future revenue under our government contracts will continue to be variable as a result of the foregoing factors.

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, and clinical trial and manufacturing costs.

Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include salaries, stock based compensation, and an allocation of our facility costs. Our research and development expenses are impacted by our activities in support of both our U.S. government research contracts and our DMD and other proprietary development programs. Research and development expenses linked to our U.S. government programs are highly dependent on the timing of various activities performed by us and our third party vendors, in particular, with respect to our July 2010 Ebola and Marburg agreement. Changes in the timing of activities performed in support of this contract have, and may in the future, resulted in unexpected fluctuations in our research and development expenses from period to period. As we prepare for the initiation of a pivotal trial in eteplirsen in the second half of 2012, we anticipate that research and development expenses linked to our DMD program will increase. However, because it is difficult to predict the relative contribution of research and development expenses related to our U.S. government research contracts and those related to our DMD and other proprietary development programs, we expect that total future research and development expenses will continue to be variable.

The amount and timing of future research and development expense will depend, in part, on our ability to obtain U.S. government awards to fund the advanced development of our antiviral therapeutic candidates. Without such funding, we would likely drastically reduce our spending in these areas. Future research and development expenses may also increase if our internal projects, such as DMD, enter later stage clinical development. Our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be ineffective during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

As a result of these uncertainties and the other risks inherent in the drug development process, we cannot determine the duration and completion costs of current or future clinical stages of any of our product candidates. Similarly, we cannot determine when, if, or to what extent we may generate revenue from the commercialization and sale of any product candidate or from the contractual funding for our infectious disease research by the U.S. government. The timeframe for development of any product candidate, associated development costs, and the probability of regulatory and commercial success vary widely.

General and Administrative. General and administrative expense consists principally of salaries, benefits, stock-based compensation expense, and related costs for personnel in our executive, finance, legal, information technology, business development and human resource functions. Other general and administrative expenses include professional fees for legal, consulting and accounting services and an allocation of our facility costs.

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

Change in Fair Value of Warrants. Warrants issued in connection with our December 2007 and January and August 2009 equity financings are classified as liabilities due to their settlement terms. These warrants are non-cash liabilities; we are not required to expend any cash to settle these liabilities. The fair market value of these warrants was recorded on the balance sheet at issuance and the warrants are marked to market each financial reporting period, with changes in the fair value recorded as non-operating income or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. For more information, see Note 7—“Warrants” of the unaudited condensed consolidated financial statements included elsewhere in this report.

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

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
Revenue:	$7,524	$8,702	(14)%	33,405	13,903	140%
Expenses:
Research and development	15,610	9,059	72%	48,161	22,080	118%
General and administrative	3,185	3,440	(7)%	12,171	11,017	10%

Operating loss	(11,271)	(3,797)	197%	(26,927)	(19,194)	40%
Other income (loss):
Interest (expense) income and other, net	199	82	143%	440	170	159%
(Increase) decrease on warrant valuation	7,052	(3,578)	(297)%	25,579	(5,509)	(564)%

Net loss	$(4,020)	$(7,293)	(45)%	$(908)	$(24,533)	(96)%

Basic and diluted loss per share	$(0.03)	$(0.07)		$(0.01)	$(0.22)

Revenue

Revenue for the three months ended September 30, 2011 decreased by $1.2 million, or 14%, compared to the three months ended September 30, 2010. The decrease was due to a $5.4 million decrease in revenue associated with the May 2009 and June 2010 H1N1 U.S. government research contracts and a $0.4 million decrease in revenue associated with the 2006 U.S. government research contracts offset in part by a $4.6 million increase in revenue attributable to the July 2010 Ebola and Marburg agreement.

Revenue for the nine months ended September 30, 2011 increased by $19.5 million, or 140%, compared to the nine months ended September 30, 2010. The increase in revenue was primarily due to a $27.0 million increase attributable to the July 2010 Ebola and Marburg agreement offset in part by a $3.9 million total decrease in the May 2009 and June 2010 H1N1 U.S. government research contracts and a $3.6 million decrease associated with the 2006 U.S. government research contracts and other contracts.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2011 increased by $6.6 million, or 72%, compared to the three months ended September 30, 2010. The increase was primarily due to a $4.4 million increase in costs related to our DMD program, a $3.4 million increase in spending related to the July 2010 Ebola and Marburg agreement, a $1.6 million increase in other non-government projects, which was partially offset by $2.6 million decrease in spending related to the May 2009 and June 2010 H1N1 U.S. government research contracts, and a $0.2 million decrease in spending on the 2006 Junín contract.

Research and development expenses for the nine months ended September 30, 2011 increased by $26.1 million, or 118%, compared to the nine months ended September 30, 2010. The increase was primarily due to a $20.5 million increase in spending related to the July 2010 Ebola and Marburg agreement, a $5.3 million increase in costs related to our DMD program, $2.7 million in spending for other non-government projects, $0.6 million for severance and stock compensation expense for our former chief medical officer and $0.5 million in laboratory chemicals, which was partially offset by a $3.0 million decrease in spending on the 2006 Junín contract and the May 2009 and June 2010 H1N1 U.S. government research contracts and a decrease of $0.5 million in professional services.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 decreased by $0.3 million, or 7%, compared to the three months ended September 30, 2010. The decrease in general and administrative expense is primarily due to the decrease in legal and professional service fees of $0.9 million offset in part by a $0.3 million increase in salaries and employee related costs from increased staff, and a $0.3 million increase in costs for expanded facilities.

General and administrative expenses for the nine months ended September 30, 2011 increased by $1.1 million, or 10%, compared to the nine months ended September 30, 2010. The increase is primarily due to a $3.3 million increase in salaries, severance, and employee related costs, $0.4 million increase in professional services costs, and $0.3 million in increased costs for expanded facilities. These increased costs were partially offset by a $2.6 million decrease in severance and stock compensation expense from the first nine months of 2010 related to the departure of the former chief executive officer and lower legal costs of $0.3 million in the first nine months of 2011.

Interest (Expense) Income and Other, Net

Interest income (expense) and other, net, for the three and nine months ended September 30, 2011 increased approximately $0.1 million and $0.3 million, respectively, compared to the three and nine months ended September 30, 2010. The increase in interest income (expense) and other, net, for the three and nine months ended September 30, 2011 compared to the prior year periods was attributable to increased interest earnings on our invested cash and cash equivalents.

Change in Fair Value of Warrant Liability

The changes in fair value of warrant liability for the three and nine months ended September 30, 2011 compared to the three month and nine months ended September 30, 2010 was primarily attributable to changes in our stock price. See “—Key Financial Metrics—Change in Fair Value of Warrants,” “—Critical Accounting Policies—Warrant Liability,” and Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this report.

Net Loss

Net loss for the three months ended September 30, 2011 was $4.0 million, compared to the net loss of $7.3 million for the three months ended September 30, 2010, a decrease of $3.3 million. Net loss for the nine months ended September 30, 2011 was $0.9 million, compared to the net loss of $24.5 million for the nine months ended September 30, 2010, a change of $23.6 million. The decrease in net loss for the three and nine months ended September 30, 2011 was due primarily to the decrease in warrant liability and offset by higher operating losses.

Liquidity and Capital Resources

At September 30, 2011, cash and cash equivalents were $46.4 million, compared to $33.6 million at December 31, 2010. Our principal sources of liquidity are equity financings and revenue from our U.S. government research contracts. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Based on the factors described below, we believe that our currently available cash and cash equivalents, exclusive of the U.S. government exercising its options under the 2010 Ebola and Marburg agreement, are sufficient to finance our operations for at least the next 12 months.

Sources of Funds

Our primary source of revenue is from development of product candidates pursuant to our contracts with the U.S. government. Government funding is subject to the U.S. government’s appropriations process and the U.S. government has the right under our contracts with them to terminate such contracts for convenience. If U.S. government funding is not received or is delayed, our results of operations would be materially and adversely affected and we may need to seek additional sources of capital. We do not generate any revenue from non-government, commercial sale of our pharmaceutical product candidates.

In April 2011, we sold 23.0 million shares of our common stock at $1.50 per share in an offering registered under the Securities Act of 1933, or the Securities Act. The offering generated net proceeds of approximately $32.1 million.

We will require additional capital from time to time in order to fund our operations, continue the development of products and to expand our product portfolio. We expect to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities. We cannot assure you that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

We have never generated revenue from the sale of commercial products and cannot offer any assurances that we will be able to do so in the future.

Uses of Funds

From inception in 1980 through the date of this report, our accumulated deficit is $308.6 million. Our principal uses of cash have been research and development expenses, general and administrative expenses, costs associated with the acquisition of in-process research and development and other working capital requirements.

Historical Trends

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$(18,031)	$(13,321)
Investing activities	(1,521)	(1,454)
Financing activities	32,319	2,467

Increase (decrease) in cash and equivalents	$12,767	$(12,308)

Operating Activities. We used $18.0 million of cash in operating activities for the nine months ended September 30, 2011, compared to $13.3 million of cash used in operating activities for the nine months ended September 30, 2010. The increase in cash used in operations of $4.7 million was the primary result of increased spending of research and development activities. Cash from accounts receivable and other current assets increased $1.9 million, cash used by accounts payable, accrued employee compensation and other liabilities decreased by $1.6 million and all other cash used in operating activities increased by $8.2 million.

Investing Activities. We used $1.5 million of cash in investing activities for the nine months ended September 30, 2011, which is comparable to the $1.5 million of cash used in investing activities for the nine months ended September 30, 2010.

Financing Activities. Financing activities provided $32.3 million of cash primarily due to the April 2011 equity financing that generated net proceeds of $32.1 million (See Note 10 — “Equity Financings” to the unaudited condensed consolidated financial statements included elsewhere in this report for more information) and warrant and option exercises of $0.3 million for the nine months ended September 30, 2011. Cash used by financing activities for the nine months ended September 30, 2011 was attributable to debt repayments.

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

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents noncancelable contractual obligations arising from these arrangements as of September 30, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt	$1,863	$84	$180	$305	$1,294
Operating leases	16,440	2,508	4,112	3,012	6,808
Royalty payments	1,243	100	160	390	593
Goods and services	4,029	4,029	—	—	—

Total	$23,575	$6,721	$4,452	$3,707	$8,695

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

See Note 12 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $46.4 million and $33.6 million at September 30, 2011 and December 31, 2010, respectively. We do not enter into investments for trading or speculative purposes; our cash equivalents are invested in money market accounts. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to extremely low rates of investment interest and to the short term nature of our cash and cash equivalents. Future declines in interest rates, however, would reduce investment income, but are not likely to be a material source of revenue to our company in the foreseeable future. A 0.01% decline in interest rates, occurring January 1, 2011 and sustained throughout the period ended September 30, 2011, would result in a decline in investment income of approximately $4,000 for that same period.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including (1) our chief executive officer and principal financial officer and (2) our principal accounting officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, eteplirsen in DMD, AVI-6002 in Ebola, AVI-6003 in Marburg and AVI-7100 in influenza are in clinical trials, and the rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next several years will be devoted to development activities associated with eteplirsen in DMD and our antiviral candidates. With current resources, we may be restricted or delayed in our ability to develop other clinical and preclinical product candidates.

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

Although to date we have been granted orphan status for two of our product candidates in DMD and are seeking orphan status for AVI-6002 and AVI-6003, we are not guaranteed to receive orphan exclusivity based on that status and would not enjoy such exclusivity in the event that another entity could get approval of the same product for the same indication before we receive market approval. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates. If another product receives orphan drug status for an indication that we are targeting, and such product is approved for commercial sales before our product, regulators may interpret our product to be the same drug as the competing product and could prevent us from selling our product in the applicable territories. Furthermore, pediatric exclusivity only applies if another product with exclusivity has not received regulatory approval, so if another regulatory exclusivity or patent protection exists for the product once it is approved, we would not receive the benefit of any pediatric exclusivity.

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

Phase I clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules in healthy volunteers. Delays in establishing the appropriate dosage levels can lead to delays in the overall clinical development of a product candidate. As of the date of this report, we do not believe that we have identified a consistently effective dose of eteplirsen for individuals with DMD. We initiated a U.S.-based clinical trial for eteplirsen at higher doses in August 2011 to further explore and identify a more consistently effective dose that may be more appropriate for future clinical trials and that can serve as a basis for approval by governmental regulatory authorities; however, we cannot assure you that these efforts will be successful. If a consistently effective dose is found in the U.S.-based clinical trial, we will expect to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies which may be required. Regulatory authorities might require more extensive clinical trials than anticipated and conforming to any guidance regulatory authorities provide does not guarantee receipt of marketing approval, even if we believe our clinical trials are successful. Such additional clinical trials might include an open label “extension study” for all participants who have previously received eteplirsen, as well as other participants (e.g., non-ambulatory participants) and any additional placebo-controlled “pivotal” study or studies. If we are not able to establish an optimal dosage in this trial we may need to conduct additional dose-ranging trials before conducting our pivotal trials of the product. Any such additional clinical trials required by regulatory authorities would increase our costs and delay commercialization of eteplirsen.

Furthermore, success in preclinical and early clinical trials does not ensure that later larger-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be reproduced in later trials. For example, pivotal trials for eteplirsen will likely involve a larger number of participants to achieve statistical significance, will be expensive and will take a substantial amount of time to complete. As a result, we may conduct lengthy and expensive clinical trials of our product candidates, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate.

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

In addition, U.S. government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been completed to that point. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts. Furthermore, if we fail to satisfy certain performance or deliverable requirements or to adhere to development timelines, revenues associated with the satisfaction of such requirements or timelines may be delayed or may not be realized.

The termination of one or more of these government contracts, whether due to lack of funding, for convenience, for our failure to perform, or otherwise, or the occurrence of delays or product failures in connection with one or more of these contracts, could negatively impact our financial condition. Furthermore, we can give no assurance that we would be able to procure new U.S. government contracts to offset the revenue lost as a result of termination of any of our existing contracts. Even if our contracts are not terminated and are completed, there is no assurance that we will receive future government contracts. For example, in June 2011, we submitted two responses to a request for proposal, or RFP, announced by the DoD seeking the full clinical development of our influenza drug candidate, AVI-7100. One of our proposals was for post-exposure prophylaxis and the other proposal was for post-symptomatic treatment. We were subsequently informed by the DoD that our proposal for post-symptomatic treatment did not meet all of the technical requirements for acceptance and was removed from further consideration. Our post-exposure prophylaxis proposal met the technical requirements for acceptance and additional consideration; however, we were informed in October 2011 that, following an integrated assessment of all of the evaluation factors, the DoD determined that the prophylaxis proposal was not within the required competitive range for a contract award.

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

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010. We also initiated a U.S.-based Phase II trial in eteplirsen in August 2011 and expect to commence additional trials of eteplirsen and other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain IRB or other regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs (e.g., DMD and Ebola and Marburg infections) there are currently no approved drugs to compare against and an agreement about how to measure efficacy has yet to be reached with the FDA and then demonstrated.

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

We had an operating loss of $26.9 million for the nine months ended September 30, 2011, and incurred a net loss of $32.2 million for the year ended December 31, 2010. As of September 30, 2011, our accumulated deficit was $308.6 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, partner one or more programs, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

We would expect to seek additional financing from the sale and issuance of equity or equity-linked or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. If we are unable to obtain additional financing, when and if we require or on commercially reasonable terms, it would have a material adverse effect on our business and results of operations.

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

We do not currently have the internal ability to manufacture the product candidates that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our product candidates and the components of our drug substance. We may also need to rely on manufacturers for the production of our product candidates to support our research and development programs. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling and labeling of vials and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, fill vials and store sufficient quantities of our product candidates for use in our research and development programs and clinical trials. For example, for our Ebola and Marburg hemorrhagic fever virus development programs, we have entered into agreements with two multinational manufacturing firms for the production of the API for Ebola and Marburg therapeutics. There is a limited number of companies that can produce PMO in the quantities and with the quality and purity that we require for our development efforts. This might limit our ability to rapidly expand our programs or commercialize our products. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find suitable replacements or bring on-line new suppliers could materially and adversely impact our business.

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

Our RNA-based platforms, utilizing proprietary antisense technology, have not been incorporated into a therapeutic commercial product and are still at a relatively early stage of development. This antisense technology is used in all of our therapeutic candidates, including eteplirsen. We are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we have initiated clinical trials for AVI-6002, AVI-6003 and AVI-7100 and initiated a Phase II clinical trial in eteplirsen in August 2011, additional preclinical studies may be required for these product candidates and before other product candidates enter human clinical trials. In addition, preclinical models to study participant toxicity and activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks utilizing our antisense technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

If we fail to retain our key personnel or are unable to attract and retain additional qualified personnel, our future growth, ability to perform our U.S. government contracts and our ability to compete would suffer.

We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have scientific personnel with significant and unique expertise in RNA-based therapeutics and related technologies and personnel with experience overseeing compliance with and execution of the terms of our U.S. government contracts. The loss of the services of any one of the principal members of our managerial, scientific or government contract compliance staff may prevent us from achieving our business objectives.

The competition for qualified personnel in the biotechnology field and for qualified personnel with government contracting experience is intense, and our future success depends upon our ability to attract, retain and motivate such personnel. In order to develop and commercialize our products successfully, we will be required to retain key managerial, scientific and government contract compliance staff. In certain instances, we may also need to expand our workforce and our management ranks. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. If we are unable to attract, assimilate or retain such key personnel, our ability to advance our proprietary programs and perform our U.S. government contracts would be adversely affected. Any failure to perform under our U.S. government contracts could result in a termination of the agreement, which would harm our business.

Recent changes in our executive leadership and any similar changes in the future may serve as a significant distraction for our management and employees.

In January 2011, Christopher Garabedian, a member of our board of directors, was hired to serve as our president and chief executive officer. Since the beginning of 2011, there have been a number of changes to our executive leadership team, including the departure of four senior vice presidents and the addition of our general counsel, our chief scientific officer, our chief medical officer and our vice president of finance.

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

Our success will depend in significant part on our existing intellectually property rights and our ability to obtain additional patents and licenses in the future. As of September 30, 2011, we owned or controlled approximately 258 U.S. and corresponding foreign patents and 190 U.S. and corresponding foreign patent applications. We license patents from other parties for certain complementary technologies. We cannot be certain that pending patent applications will result in patents being issued in the United States or foreign countries. In addition, the patents that have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours that do not conflict with our patents. Pharmaceutical research and development is highly competitive; others may file patents first that cover our products or technology. We are aware of a European patent to which Prosensa has rights that may provide the basis for Prosensa or other parties that have rights to the patent to assert that our drug eteplirsen infringes on such patent. We are currently opposing this patent in the Opposition Division of the European Patent Office and believe that we may be able to invalidate some or all of the claims in this patent. Oral proceedings before the Opposition Division are planned for November 2011; however, because each party will have a right to appeal the Opposition

Division’s ruling, a final resolution of this opposition proceeding may take a number of years. Because this opposition is ongoing, the outcome cannot be predicted or determined as of the date of this report. We are also aware of certain claims that will be issued to Prosensa in Japan that may provide the basis for Prosensa or other parties that have rights to these claims to assert that our drug eteplirsen infringes on such claims. We believe we have a basis to invalidate some or all of these claims and are evaluating the potential initiation of invalidation proceedings once these claims issue. Because we have not yet initiated an invalidation proceeding in Japan, the outcome and timing of such proceeding cannot be predicted or determined as of the date of this report. If we are unsuccessful in invalidating some or all of Prosensa’s claims in either Europe or Japan, our ability to commercialize both eteplirsen and other therapeutic candidates for our pan-exon strategy could be materially impaired.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Isis Pharmaceuticals, and Santaris share a focus on RNA-based drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include Prosensa and GlaxoSmithKline, or GSK, and other companies such as Acceleron, Amsterdam Molecular Therapeutics, PTC Therapeutics and Summit plc have also been working on DMD programs.

A European based clinical trial evaluating the systemic administration of the Prosensa/GSK lead DMD drug candidate started several months before the start of our similar clinical trial. Prosensa/GSK also recently announced that the FDA lifted the partial clinical hold on the IND for its lead DMD drug candidate allowing Prosensa/GSK to proceed with longer term clinical studies of its lead DMD drug candidate, including a randomized placebo controlled study in patients in the U.S. The Prosensa/GSK drug candidate may, or may not, prove to be safer or more efficacious than our product candidate and it could gain marketing approval before our product candidate. This might affect our ability to successfully complete a clinical development program or market eteplirsen once approved. This competition may also extend to other exon-skipping drugs for DMD limiting our ability to gain market share. We also face significant competition with respect to our influenza program from many different companies, including large biopharmaceutical companies that have both marketed products like Tamiflu® and other products in various stages of development.

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

Our common stock is listed on The NASDAQ Global Market. The NASDAQ Global Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 minimum bid price per share and $50 million minimum value of listed securities. Our stock price has traded near, and at times below, the $1.00 minimum bid price required for continued listing on NASDAQ. For example, the intraday low trading price for our common stock was $0.77 per share as recently as October 14, 2011. Although NASDAQ in the past has provided relief from the $1.00 minimum bid price requirement as a result of weakness in the stock market, it may not do so in the future. If we fail to maintain compliance with NASDAQ’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.

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

We expect our quarterly operating results to fluctuate in future periods, which may adversely affect our business prospects and our stock price.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance of warrants to purchase 29.7 million shares of our common stock by us in December 2007 and January and August 2009. Each of these warrants is classified as a derivative liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. Additionally, our quarterly operating results may fluctuate due to the variable nature of our revenue and research and development expenses. Specifically, a change in the timing of activities performed in support of our U.S. government research contracts could either accelerate or defer anticipated revenue from period to period. Likewise, our research and development expenses may experience fluctuations as a result of the timing of activities performed in support of our U.S. government research contracts and the timing and magnitude of expenditures incurred in support of our DMD and other proprietary development programs. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

A significant number of shares of our common stock are issuable pursuant to outstanding options and warrants, and we expect to issue additional shares of common stock in the future. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.

As of September 30, 2011, there were 135,743,120 shares of common stock outstanding, vested and expected to vest outstanding options to purchase 14,873,507 shares of common stock, and outstanding warrants to purchase 29,204,857 shares of common stock. Additionally, as of September 30, 2011, there were 11,213,246 shares of common stock available for future issuance under our 2011 Equity Incentive Plan. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2011 Equity Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item  3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Separation Agreement and Release effective July 30, 2011 between J. David Boyle II and AVI BioPharma, Inc.					X

10.2*	Separation and Release Agreement effective August 9, 2011 between Stephen Bevan Shrewsbury, M.D. and AVI BioPharma, Inc.					X

10.3†	Modification No. P00005 to Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. effective August 15, 2011.					X

10.4	First Amendment to Lease dated August 30, 2011 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVI BIOPHARMA, INC.

Date: November 8, 2011	By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian
President and Chief Executive Officer

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Separation Agreement and Release effective July 30, 2011 between J. David Boyle II and AVI BioPharma, Inc.					X

10.2*	Separation and Release Agreement effective August 9, 2011 between Stephen Bevan Shrewsbury, M.D. and AVI BioPharma, Inc.					X

10.3†	Modification No. P00005 to Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. effective August 15, 2011.					X

10.4	First Amendment to Lease dated August 30, 2011 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.