Form 10-Q/A
period 2011-09-30
AVI BIOPHARMA INC
filed 2012-02-15
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Amendment”) only to re-file Exhibit 10.3 in response to comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of the exhibit in our original Form 10-Q. The re-filed exhibit discloses portions that had previously been redacted pursuant to our request for confidential treatment.

This Amendment does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to our Form 10-Q for the quarter ended September 30, 2011 as originally filed or the exhibits filed therewith.

PART II - OTHER INFORMATION

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

Date: February 15, 2012	AVI BIOPHARMA, INC.

	By:	/s/ CHRISTOPHER GARABEDIAN
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