Form 10-K
period 2011-12-31
AVI BIOPHARMA INC
filed 2012-03-13
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $192,635,782.

The number of outstanding shares of the registrant’s common stock as of the close of business on February 29, 2012 was 135,743,120.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer has incorporated into Part III of this Annual Report on Form 10-K, by reference, portions of its definitive Proxy Statement for its 2012 annual meeting.

AVI BioPharma, Inc.

FORM 10-K INDEX

-i-

PART I

Item 1.    Business.

Forward-Looking Information

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements or incorporate by reference forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding the development and clinical benefits of our product candidates;

•	the results of our research and development efforts and the efficacy of our PMO-based chemistries and other RNA-based technology;

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	our expectations regarding the results of preclinical and clinical testing of our product candidates;

•	our ability to release results by the end of April 2012 from our Phase IIb clinical trial for eteplirsen and initiate a pivotal Phase III clinical trial for eteplirsen by the end of 2012;

•	our ability to initiate Phase I multiple ascending dose studies for AVI-7288 and AVI-6002 in the second half of 2012;

•	the receipt of any required approval from the U.S. Food and Drug Administration, or FDA, or other regulatory approval for our products;

•	the effect of regulation by FDA and other agencies;

•	our intention to introduce new products;

•	our expectations regarding the markets for our products;

•	acceptance of our products, if introduced, in the marketplace;

•	the impact of competitive products, product development, commercialization and technological difficulties;

•	our expectations regarding our ability to commercialize eteplirsen with a relatively small sales force, if eteplirsen is approved for commercial sale;

•	our expectations regarding partnering opportunities and other strategic transactions;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our plans to file additional patent applications to enhance and protect our existing intellectual property portfolio;

•	our ability to invalidate some or all of the claims covered by patents issued to competitors;

•	our estimates regarding our future revenues, research and development expenses, other expenses, payments to third parties and changes in staffing levels;

•

our estimate regarding how long our existing cash and cash equivalents, exclusive of receipt of future proceeds pursuant to our contracts with the U.S. government, will be sufficient to finance our operations;

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

Overview

We are a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying Duchenne muscular dystrophy drug candidates, including our lead product candidate, eteplirsen, which is currently in a Phase IIb trial. We are also focused on developing therapeutics for the treatment of infectious diseases, including our lead infectious disease programs aimed at the development of drug candidates for the Ebola and Marburg hemorrhagic fever viruses. By building our infectious disease programs funded by the U.S. government and leveraging our highly-differentiated, proprietary technology platforms, we are seeking to further develop our research and development competencies and identify additional product candidates.

Our highly-differentiated RNA-based technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for Duchenne muscular dystrophy, or DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no disease-modifying therapies available for DMD. Eteplirsen is our lead therapeutic candidate for DMD. If we are successful in our development efforts, eteplirsen will address a severe unmet medical need. Data from 17 of the 19 individuals enrolled in our Phase Ib/IIa trial in the United Kingdom who were treated systemically with eteplirsen demonstrated some generation of novel dystrophin, and one participant exhibited the first ever reported increase in dystrophin positive muscle fibers to 55% of normal. Restoration of dystrophin expression and dystrophin positive fibers is believed to be critical for successful disease-modifying treatment of individuals with DMD. We initiated a Phase IIb trial for eteplirsen in August 2011 with an objective of initiating a pivotal trial by the end of 2012. We anticipate releasing results from our current Phase IIb trial by the end of April 2012.

We are also leveraging the capabilities of our RNA-based technology platforms to develop therapeutics for the treatment of infectious diseases. The U.S. Department of Defense, or DoD, has provided significant financial support for the development of therapeutics against Ebola, Marburg, Dengue and influenza viruses. In 2010, we were awarded contracts totaling more than $300 million for the research of select therapeutic candidates. We have attracted DoD’s support based in part on our ability to rapidly respond to pathogenic threats by quickly identifying, manufacturing and evaluating novel therapeutic candidates, as discussed in greater detail in the section captioned “—Development Programs—Anti-Viral Programs—Influenza Program” below.

The basis for our novel RNA-based therapeutics is our phosphorodiamidate-linked morpholino oligomer, or PMO, chemistries. Unlike other RNA-based therapeutics, which are often used to down-regulate gene expression, our technologies can be used to selectively up-regulate or down-regulate the production of a target protein, or direct the expression of novel proteins involved in human diseases and disorders. Further, we believe the charge-neutral nature of our PMO-based molecules may have the potential to reduce off-target effects, such as immune stimulatory effects often seen in alternative RNA-based technologies. We believe that our highly-differentiated, proprietary and innovative RNA-based technology platforms, based on charge neutral morpholino oligomers, may represent a significant improvement over traditional RNA-based technologies.

We were incorporated in the State of Oregon on July 22, 1980. Our executive office is located at 3450 Monte Villa Parkway, Suite 101, Bothell, Washington 98021 and our telephone number is (425) 354-5038. Our common stock trades on The NASDAQ Global Market under the symbol “AVII.”

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including PMOplus®, PMO-X™, AVI BioPharma®, Cytoporter® and NeuGene®. Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

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

Objectives and Business Strategy

We believe that our highly-differentiated RNA-based technology platforms can be used to develop novel pharmaceutical products to treat a broad range of diseases and address key unmet medical needs. We intend to leverage our RNA-based technology platforms, organizational capabilities and resources to become a leading developer and marketer of RNA-based therapeutics, including for the treatment of rare and infectious diseases, with a diversified portfolio of product candidates and approved products. In pursuit of this objective, we intend to engage in the following activities:

•	advancing the development of eteplirsen and our other drug candidates for the treatment of DMD to realize the product opportunities of such candidates and provide significant clinical benefits;

•

successfully executing our government funded infectious disease therapeutic programs and building on and leveraging our experience with such programs to further develop our research and development capabilities and garner additional external funding; and

•

leveraging our highly-differentiated, proprietary RNA-based technology platforms to identify additional product candidates and explore various strategic opportunities, including potential partnering, licensing or collaboration arrangements with industry partners.

Development Programs

Our RNA-based drug programs are being clinically evaluated for the treatment of DMD and have also demonstrated promising anti-viral activity in infectious diseases such as Ebola, Marburg and H1N1 influenza in certain animal models. Our lead product candidates are at various stages of development summarized below.

Program	Indication	Mechanism	Chemistry	Development Stage	Developer / Collaborator
Eteplirsen	DMD (exon 51)	Exon Skipping	PMO	Phase IIb	Proprietary

AVI-6002	Ebola virus	Translation Suppression	PMOplus®	Phase I	Proprietary/ U.S. Government

AVI-6003*	Marburg virus	Translation Suppression	PMOplus®	Phase I	Proprietary/ U.S. Government

AVI-7100	H1N1 influenza virus	Translation Suppression	PMOplus®	Phase I	Proprietary/ U.S. Government

*	As announced in February 2012, we intend to pursue development of AVI-7288, one of the two component oligomers in AVI-6003.

In the table above, under the heading “Development Stage,” “Phase IIb” indicates clinical safety and efficacy testing in a small patient population, and “Phase I” indicates initial clinical safety testing in healthy volunteers or a limited patient population, or trials directed toward understanding the mechanisms or metabolism of the drug. For purposes of the table, “Development Stage” indicates the most advanced stage of development that has been completed or is ongoing.

Duchenne Muscular Dystrophy Program

Duchenne muscular dystrophy, or DMD, is one of the most common fatal genetic disorders affecting children (primarily boys) around the world. DMD is a devastating and incurable muscle-wasting disease associated with specific mutations in the gene that codes for dystrophin, a protein that plays a key structural role in muscle fiber function. The absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. The disease occurs in approximately one in every 3,500 male births worldwide. Females are rarely affected by the disorder. Initial symptoms, which usually appear between the ages of three and five, include progressive muscle weakness of the legs and pelvis, manifested as difficulty walking, running or climbing stairs, which eventually spreads to the arms, neck, and other areas. By age ten, braces may be required for walking, and many individuals require full-time use of a wheelchair before age 12. Eventually muscular degeneration progresses to the point of complete paralysis. Disease progression is also typically associated with respiratory muscle dysfunction and a corresponding difficulty in breathing, which may require ventilatory support, and cardiac muscle dysfunction which may lead to heart failure. DMD is ultimately fatal and death usually occurs before the age of 30. There is currently no disease modifying treatment or cure for DMD.

The yearly cost of care for individuals with DMD is high and increases with disease progression. Although DMD is a rare disease, it represents a substantial product opportunity due to the severity and inexorable progression of the symptoms.

Our lead program is designed to address specific gene mutations that result in DMD by forcing the genetic machinery to skip over an adjacent contiguous piece (i.e., one or more exons) of RNA and, thus, restore the ability of the cell to express a new, truncated but functional, dystrophin protein. We believe that the expression of this truncated dystrophin protein may restore, prevent or slow deterioration of muscle function, as exemplified by the less severe muscular dystrophy phenotype, called Becker muscular dystrophy.

Eteplirsen. Eteplirsen is an antisense PMO-based therapeutic in clinical development for the treatment of individuals with DMD who have an error in the gene coding for dystrophin that can be treated by skipping exon 51. Eteplirsen targets the most frequent series of mutations that cause DMD. Eteplirsen has been granted orphan drug designation in the United States and European Union. See “—Government Regulation—Orphan Drug Designation and Exclusivity” for additional information.

In October 2010, we announced results from the most recently completed clinical trial of eteplirsen, AVI Study 28. Data from this study were published in The Lancet in July 2011. AVI Study 28 was a Phase Ib/IIa open label, dose-ranging, clinical trial assessing the safety, tolerability, pharmacokinetics and exploratory efficacy of eteplirsen in ambulatory individuals with DMD. Participants in AVI Study 28 were between the ages of five and 15 with errors in the gene coding for dystrophin, which were amenable to treatment by skipping exon 51. Participants were dosed once per week for 12 weeks. A total of 19 participants were enrolled and these individuals were assigned to one of six dose cohorts of 0.5, 1.0, 2.0, 4.0, 10.0 or 20.0 mg/kg. Of the 19 participants enrolled, 18 received at least ten of the 12 doses planned in this trial. After completion of dosing, participants were followed for an additional 14 weeks. Muscle biopsies were taken before treatment and 17 participants had a second biopsy at week 14, two weeks after administration of the final dose. The primary objective of the trial was to assess the safety of eteplirsen at these doses over the 26-week duration of the trial. Secondary trial objectives included assessment of plasma pharmacokinetics, urinary elimination and exploratory endpoints evaluating biological activity and clinical performance. This trial was conducted by investigators in the United Kingdom at the University College London Institute of Child Health / Great Ormond Street Hospital in London and at the Royal Victoria Infirmary in Newcastle-Upon-Tyne. Based on the AVI Study 28 results, we determined that:

•	eteplirsen was well-tolerated in all participants;

•	no drug-related serious adverse events or severe adverse events were detected, except that one participant exhibited deteriorating cardiac function, which was considered probably disease related;

•

overall, adverse events were characteristic of the pediatric patient population and the underlying disease, with headache, upper-respiratory tract infection, back pain, rhinitis and myalgia being the most common. These adverse events were mostly mild or moderate in intensity, not dose-related, and none were considered probably or definitely related to eteplirsen;

•

eteplirsen induced exon 51-skipping in all cohorts and new dystrophin protein expression in a significant, dose dependent (p=0.0203), but variable, manner in participants from cohort 3 (dose of 2.0 mg/kg) onwards;

•	seven participants responded to treatment, in whom mean dystrophin fluorescence intensity increased from 8.9% to 16.4% of normal control after treatment (p=0·0287);

•

the three participants with the greatest biochemical responses to treatment had 21%, 15%, and 55% dystrophin-positive fibers after treatment and these findings were confirmed with western blot, which showed an increase after treatment of protein levels from 2% to 18%, from 0.9% to 17%, and from 0% to 7.7% of normal muscle, respectively;

•

new dystrophin expression was correctly localized in the membrane of muscle cells and was accompanied by restoration of the dystrophin-associated glycoprotein complex, or DGC, a protein complex, and neuronal nitrous oxide synthetase, or nNOS, both necessary for the proper function of muscle cells;

•	reductions in key inflammatory markers, including reduced presence of inflammatory cells found in tissues, potentially suggest a favorable alteration in the underlying degenerative disease process;

•	no immune response to newly made dystrophin was detected; and

•	there was general stability in exploratory markers of participant clinical performance, including cardiac, pulmonary and muscle functional assessments.

We initiated a Phase IIb trial for eteplirsen in August 2011, AVI 4658-us-201, or Study 201, at Nationwide Children’s Hospital in Columbus, Ohio. This is a randomized, double-blind, placebo-controlled study to assess the efficacy, safety, tolerability and pharmacokinetics of eteplirsen administered intravenously in two different doses over 24 weeks for the treatment of ambulant boys with DMD. Exploratory clinical measures of ambulation, muscle function and strength will also be captured and evaluated during the course of the trial. Study 201 is fully enrolled with 12 participants and muscle biopsies of all participants were performed prior to initiation of treatment. The 12 participants with a genotypically-confirmed appropriate genetic mutation were randomized into one of three treatment groups with four participants in each group. The first treatment group received a weekly intravenous administration of eteplirsen at a dose of 50.0 mg/kg. The second treatment group received a weekly intravenous administration of eteplirsen at a dose of 30.0 mg/kg. The third and final treatment group received a weekly administration of placebo. Participants receiving the 50.0 mg/kg dose received a second biopsy at 12 weeks after initiation of treatment, and participants receiving the 30.0 mg/kg dose received a second biopsy at 24 weeks after initiation of treatment. We anticipate releasing results from this trial by the end of April 2012 and intend to initiate a pivotal trial by the end of 2012.

All participants were enrolled in an open-label extension study (AVI 4658-us-202) following the completion of Study 201 and all participants, including those from the placebo group in Study 201, will receive either 30.0 mg/kg or 50.0 mg/kg for the duration of the extension study. Clinical efficacy measures similar to what was obtained in Study 201 will be collected.

Pan-Exon Strategy. In addition to our lead product candidate, eteplirsen, we are actively pursuing development of a product candidate that skips exon 45 through an IND-enabling collaboration. We are also finalizing the terms of a second IND-enabling collaboration for the development of a product candidate that skips exon 50. The active and proposed collaborations and our eteplirsen program are part of our larger pan-exon strategy for the development of drug candidates to address the most prevalent exon deletions in the DMD population. Because the majority of DMD patients have exon deletions that cluster together, a small number of exon-skipping therapies will potentially be disease-modifying for a relatively large percentage of DMD patients. Approximately 83% of the total DMD population is potentially treatable with exon-skipping therapeutics. Of this 83%, exon 51 skipping is applicable to the largest sub-group, equal to approximately 16%, and skipping of exons 50 and 45 is applicable to approximately 5% and 10%, respectively.

Anti-Viral Programs

We are implementing our RNA-based technology platforms in our anti-viral programs for the development of therapeutics to treat viruses, such as Ebola, Marburg and influenza. Our arrangement with DoD supporting the development of our Ebola and Marburg virus drug candidates provides funding for all clinical and licensure activities necessary to obtain approval of a New Drug Application, or NDA, by the U.S. Food and Drug Administration, or FDA, if DoD exercises all of its options under the arrangement. Under a prior arrangement, DoD similarly provided funding to advance the development of our H1N1 influenza drug candidate through an Investigational New Drug, or IND, application with the FDA and to preclinically evaluate its therapeutic potential against H5N1 (avian flu), Tamiflu® resistant H1N1 (pandemic flu) and H3N2 (seasonal flu). Without continued government support of these programs we may be unable to continue our development efforts. Future funding is subject to availability of budgeted funds from DoD or potentially the Department of Health and Human Services, or DHHS. For example, the period of performance for our June 2010 H1N1 influenza contract expired in June 2011 and our subsequent submissions to a DoD request for proposal, or RFP, for funding of the full clinical development of our influenza drug candidate, AVI-7100, were unsuccessful. Currently, we have paused our clinical development efforts on AVI-7100 and are exploring funding opportunities or partnerships with DHHS and industry collaborators to advance its development.

In the periods presented, substantially all of our revenues were derived from research and development contracts with and grants from the U.S. government. As of December 31, 2011, we had substantially completed all of our contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg. Pursuant to this agreement, as of December 31, 2011, we are currently entitled to receive up to $126.5 million of which $52.7 million has been recognized as revenue. In addition, if the U.S. government elects to exercise all its options under the agreement, an additional $161.5 million in funding is available. For a more detailed description of our contracts with the U.S. government, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—U.S. Government Contracts” below and “Note 7—U.S. Government Contracts” of the financial statements included elsewhere in this Annual Report on Form 10-K.

Hemorrhagic Fever Virus Programs. Our anti-viral therapeutic programs use our translation suppression technology and apply our proprietary PMOplus® chemistry backbone, an advanced generation of our base PMO chemistry backbone that selectively introduces positive backbone charges to improve selective interaction between the drug and its target. Our translation suppressing technology is based on Translation Suppressing Oligomers, or TSOs, which are PMO-based compounds that stop or suppress the translation of a specific protein by binding to their specific target sequence in mRNA. We are pursuing development and regulatory approval of our Ebola and Marburg hemorrhagic fever virus product candidates under the FDA’s “Animal Rule.” The Animal Rule provides that under certain circumstances, where it is unethical or not feasible to conduct human efficacy studies, the FDA may grant marketing approval based on adequate and well-controlled animal studies when the results of those studies establish that the drug or biological product is reasonably likely to produce clinical benefit in humans. Demonstration of the product’s safety in humans is still required. See “—Government Regulation—Animal Rule” for additional information. Our lead product candidate against the Ebola virus infection is AVI-6002. For Marburg virus infection, our lead product candidate has been AVI-6003. In February 2012, we announced that we received approval from the FDA to remove one of the two oligomers composing AVI-6003 and proceed with a single oligomer approach, AVI-7288, given that efficacy in non-human primates has been demonstrated to be attributable to this single oligomer. We are exploring the feasibility of alternate routes of administration of our Ebola and Marburg drug candidates, and at DoD’s invitation, we are developing a proposal to be submitted for a study to demonstrate feasibility of the intramuscular route.

Ebola virus. AVI-6002, which is a combination of AVI-7537 and AVI-7539, is designed for post-exposure prophylaxis after documented or suspected exposure to the Ebola virus. The hemorrhagic fever caused by the Ebola virus is severe and often fatal in humans. The disease was first recognized in 1976 and is one of two members of a family of RNA viruses called Filoviridae. The disease is generally understood to be endemic to parts of Africa. The Ebola virus is classified as a Category A bioterrorism agent by the Centers for Disease Control and Prevention, or CDC, and was determined to be a material threat to national security by the Secretary of Homeland Security in 2006. Onset of illness from Ebola virus is abrupt and symptoms include fever, headache, muscle ache, vomiting and stomach pain. Internal and external bleeding may also be observed in some individuals. There are currently no treatments for Ebola virus infection beyond supportive care and the mortality rate is very high. We are currently evaluating the feasibility of developing AVI-7537 as a single agent for the post-exposure prophylaxis after documented or suspected exposure to Ebola virus.

Marburg virus. AVI-6003, which is a combination of AVI-7287 and AVI-7288, is designed for post-exposure prophylaxis after documented or suspected exposure to Marburg virus. Marburg hemorrhagic fever is another severe and often fatal disease in humans that was first recognized in 1967. It is also caused by an RNA virus of the Filoviridae family and is understood to be endemic to Africa. The Marburg virus is classified as a Category A bioterrorism agent by the CDC and was determined to be a material threat to national security by the Secretary of Homeland Security in 2006. Onset of the disease is often sudden and the symptoms include fever, chills, nausea, vomiting, chest pain and diarrhea. Increasingly severe symptoms may also include massive hemorrhaging and multiple organ dysfunction. There are currently no treatments for Marburg virus infection beyond supportive care and the mortality rate is even higher than that of Ebola infection. In February 2012, we announced that we received approval from the FDA to proceed with AVI-7288 as a single agent against Marburg virus infection. Studies conducted to date have shown that efficacy in non-human primates could be attributed to

AVI-7288, while AVI-7287 did not appear to contribute to efficacy. We intend to proceed with dosing AVI-7288 in the Phase I multiple ascending dose studies described below and in non-human primate studies to continue to evaluate efficacy.

Primates infected with Ebola virus and treated with AVI-6002 achieved 80% survival and primates infected with Marburg virus and treated with AVI-6003 achieved 100% survival, compared to universal lethality in both control groups. In addition to survival, primates treated with AVI-6002 and AVI-6003 demonstrated decreases in levels of viremia, in harmful inflammatory indicators and in virus induced liver damage. Additional data have also demonstrated that the surviving animals were resistant to viral infection after subsequent injection with the virus. Further studies are planned to evaluate the rapidity of onset of disease to determine the window of opportunity for effective therapy post-viral exposure.

In February 2012, we announced positive safety results from all six cohorts of our Phase I single ascending dose trials of AVI-6002 and AVI-6003. For each group, safety, clinical laboratory and renal biomarker results through five days after treatment were reviewed by an independent Data and Safety Monitoring Board, or DSMB, which issued recommendations for both studies to progress as planned to multiple ascending dose studies after no safety concerns were identified. The Phase I single ascending dose trials were designed to characterize the safety, tolerability and pharmacokinetics of each therapeutic candidate in healthy adult volunteers. In the two studies, a total of 60 healthy human subjects (five per group) were enrolled into six sequential dose groups (0.01, 0.1, 1.0, 3.0, 6.0 or 9.0 mg/kg). Within each group, four subjects received the indicated dose of the therapeutic and one subject received placebo. Final, unblinded safety and pharmacokinetic results for all subjects will be available upon full completion of the analyses. We anticipate initiating the Phase I multiple ascending dose studies in the second half of 2012, which are planned to characterize the safety, tolerability and pharmacokinetics of multiple doses of AVI-6002 and AVI-7288 in healthy adult volunteers. The randomized, double-blind placebo controlled studies will be overseen by the DSMB, who will review safety and clinical laboratory data after each dose cohort prior to enrolling the next higher dose cohort.

Influenza Program.

Our anti-viral therapeutic programs are also focused on the development of our product candidates designed to treat pandemic influenza viruses. AVI-7100 is our lead product candidate for the treatment of influenza and employs our PMOplus® technology. In June 2010, we were awarded a contract under DoD’s Transformational Medical Technologies, or TMT, program, which funded our activities to develop AVI-7100 as a medical countermeasure against the pandemic H1N1 influenza virus. The period of performance for this contract ended in June 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Government Contracts” for additional information.

Symptoms of H1N1 influenza include fever, cough, runny nose, headache, chills and fatigue. Many people infected with H1N1 also have respiratory symptoms without a fever. Severe illness and deaths have also occurred. The CDC estimated that between April 2009 and April 2010 there were up to 89 million cases of H1N1 infection in the United States. The CDC also estimated that there were up to 403,000 H1N1-related hospitalizations in the U.S. during the same time period.

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

Subsequently, we evaluated the preclinical activity of AVI-7100 and found that it showed a favorable safety profile in ferrets, rats and monkeys. In separate ferret studies, AVI-7100 demonstrated activity as a potentiator of Tamiflu and activity towards preventing transmission of Tamiflu-resistant H1N1.

In June 2011, we initiated dosing of AVI-7100 via intravenous infusion in single-ascending doses in up to 48 healthy adult volunteers. The first dose cohort in this Phase I, randomized, double-blind, placebo-controlled study was completed and received a favorable review from the DSMB to proceed to the next dose escalation. Currently, we have paused our clinical development efforts on AVI-7100 and are exploring funding opportunities or partnerships to advance its development.

Discovery Stage Program Overview

Our PMO-chemistries are highly-differentiated from other RNA technologies, including antisense, siRNA and RNAi. Unlike these technologies, which are often used for down-regulation of gene expression, ours can be used to selectively up-regulate or down-regulate the expression of proteins involved in human diseases and disorders, or direct the production of novel proteins with clinically relevant properties.

In addition to our pan-exon strategy for DMD, our preclinical research efforts are focused on the creation of product candidates for the treatment of other neuromuscular, infectious and rare diseases.

AVI Chemistry Technology

Our core chemistry is based on phosphorodiamidate-linked morpholino oligomers, or PMOs. PMOs are synthetic molecules based on a fundamental redesign of the natural nucleic acid structure of DNA and RNA. PMOs bind to complementary sequences of RNA by standard Watson-Crick nucleic acid base-pairing and control gene expression by steric blockade of targeted RNA. Structurally, the key difference between PMOs and naturally occurring DNA and RNA is that while PMOs, like DNA and RNA, have nucleic acid bases, those bases are bound to synthetic morpholine rings instead of deoxyribose (in DNA) or ribose (in RNA) rings, and they are linked through phosphorodiamidate groups instead of phosphate groups. Replacement of anionic phosphates with the charge-neutral phosphorodiamidate groups eliminates ionization in the usual physiological pH range, thus PMOs in organisms or cells are uncharged molecules. Because of these modifications, PMOs are especially resistant to degradation by plasma and intracellular enzymes. Unlike some other RNA-based technologies, including siRNAs and other types of antisense, PMOs rely on steric blocking rather than cellular enzymatic activity for their biological effects. In this way, PMOs operate fundamentally differently from other well-known RNA-based technologies.

We have developed three new PMO-based chemistry platforms in addition to our original PMO-based technology. We believe that the novel, favorable characteristics intrinsic in these new platforms will allow for the development of drug candidates with superior delivery specificity, therapeutic windows and drug-like properties.

PPMO. The first of these novel chemistries is based on peptide conjugated PMOs, or PPMOs, in which cellular uptake of the PMO component, as well as its potency and specificity of tissue targeting, may be significantly enhanced.

PMOplus®. The second of these chemistries, PMOplus®, includes the addition of selectively introduced positive charges to the PMO backbone. We believe that while PMOplus® has potentially broad therapeutic applications, it has thus far shown to be particularly effective in increasing the potency of PMO-based oligomers.

PMO-X™. The third of these chemistries, PMO-X™, involves novel, selective, and proprietary backbone chemistry modifications. We believe PMO-X™ may provide enhanced in vivo potency for our drug candidates, as well as greater flexibility in modulation of their tissue targeting, cellular delivery and uptake.

We intend to continue to support our internal research and development efforts in order to advance our proprietary chemistries and to develop new analogues that may provide additional benefits in key characteristics of drug performance.

AVI Mechanisms

Humans have far fewer genes than the number of unique proteins expressed in the human proteome. The genetic information stored in human DNA is not contiguous. Short DNA stretches, called exons that code for fragments of the protein are separated by long non-coding pieces of DNA called introns. During processing of precursor or pre-mRNA, which is copied from the DNA template, introns are removed and exons spliced together to create the mature mRNA, from which a functional protein can be made. Pre-mRNA copied from a gene can be spliced through alternative paths, such that different exons are combined, creating multiple mRNAs and, hence, generate multiple proteins from a single gene.

Our PMO-based molecules are designed to sterically block the access of cellular machinery to pre-mRNA and mRNA without degrading the RNA. Through this selective targeting, two distinct biologic mechanisms of action can be initiated: (1) modulation of pre-mRNA splicing (also commonly described as splice switching, exon skipping or directed alternative splicing) and (2) inhibition of mRNA translation (also commonly described as translation suppression). Through these mechanisms, steric-blocking oligonucleotides can repair defective RNA, up or down-regulate the production of selected proteins, or produce novel or remodeled proteins.

Material Agreements and Strategic Alliances

We believe that our RNA-based technology could be broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To further exploit our core technology, we have and may continue to enter into research, development or commercialization alliances with universities, hospitals, independent research centers, non-profit organizations and pharmaceutical and biotechnology companies for specific molecular targets or selected disease indications. We may also selectively pursue opportunities to access certain intellectual property rights that complement our internal portfolio through license agreements or other arrangements.

U.S. Department of Defense Agreements

We currently have contracts with the U.S. Department of Defense, or DoD, and its agencies funding our programs. For a more detailed description of our contracts with the U.S. government, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—U.S. Government Contracts” below and “Note 7—U.S. Government Contracts” of the financial statements included elsewhere in this Annual Report on Form 10-K.

University of Western Australia

In November 2008, we entered into an exclusive license with the University of Western Australia, or UWA, for certain patents and technical information relating to the use of certain antisense sequences for the treatment of DMD. The license grants us specific rights to the treatment of DMD by inducing the skipping of certain exons. Unless earlier terminated in accordance with the terms of the agreement, such agreement will expire on the expiration date of the last to expire patent within the patents licensed to us under the agreement. Our clinical candidate, eteplirsen, falls under the scope of this agreement. Any future drug candidates developed for the treatment of DMD by exon skipping may or may not fall under the scope of this agreement.

Under the agreement, we are required to meet certain performance diligence obligations related to development and commercialization of products developed under license. We believe we are currently in compliance with these obligations. We made an initial upfront payment to UWA on execution of the license. We may be required to make additional payments to UWA of up to $150,000 based on successful achievement of certain regulatory-related milestones and also may be required to pay royalties ranging from a fraction of a percent to the low single digits on net sales of products covered by issued patents licensed from UWA during the term of the agreement. As of December 31, 2011, we have made milestone payments to UWA totaling $10,000, but have not made, and are not under any current obligation to make, any royalty payments to UWA until a product candidate is approved for commercial sale. We believe, however, that a milestone payment obligation of $15,000 to UWA may be triggered in 2012 upon initiation of our Phase III pivotal trial for eteplirsen.

Strategic Alliances

Isis—Ercole Agreement

In May 2003, Ercole Biotechnology, Inc., or Ercole, and Isis Pharmaceuticals, or Isis, entered into a collaboration and license agreement related to RNA splicing. In March 2008, we acquired all of the stock of Ercole in exchange for 5,811,721 shares of our common stock, which was valued at approximately $8.4 million, and the assumption of approximately $1.8 million in liabilities of Ercole. We also issued warrants to purchase our common stock (also classified as equity), which were valued at $437,000, in exchange for certain outstanding warrants issued by Ercole. In connection with the March 2008 acquisition, we assumed Ercole’s obligations under the Isis agreement. This agreement contains several cross-licenses between the parties granting each party certain exclusive and nonexclusive rights under a selected set of the other parties’ patents and patent applications for the research, development, and commercialization of antisense therapeutics using RNA splicing with respect to certain gene targets.

Subject to the satisfaction of certain milestones triggering the obligation to make any such payments, we may be obligated to make milestone payments to Isis of up to $23.4 million in the aggregate for each product developed under a licensed patent under this agreement.

As of December 31, 2011, we have not made, and are not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. The range of percentage royalty payments required to be made by us under the terms of this agreement is from a fraction of a percent to mid single digits. We believe that our DMD, Ebola, Marburg and influenza programs will not fall under the scope of this agreement and therefore will not be subject to milestone or royalty obligations under its provisions.

Subject to the satisfaction of certain milestones triggering the obligation to make any such payments, Isis may be obligated to make milestone payments to us of up to $21.1 million in the aggregate for each product developed under a licensed patent under this agreement. As of December 31, 2011, Isis has not made, and is not under any current obligation to make, any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. The percentage royalty payments required to be made by Isis under the terms of this agreement is a fraction of a percent. As to any product commercialized under the agreement, the agreement will terminate on the expiration date of the last to expire licensed patent covering such product. Research collaboration activity defined in the agreement expired in 2006.

Charley’s Fund Agreement

In October 2007, Charley’s Fund, Inc., or Charley’s Fund, a nonprofit organization that funds drug development and discovery initiatives specific to DMD, awarded us a $2.45 million research grant and, in May 2009, the grant authorization was increased to a total of $5.0 million. Pursuant to the related sponsored research agreement, the grant was provided to support the development of product candidates related to exon 50 skipping using our proprietary exon skipping technologies. As of December 31, 2011, Charley’s Fund has made payments of approximately $3.4 million to us. Revenue associated with this research and development arrangement is recognized based on the proportional performance method, using the payment received method. To date, we have recognized $60,000 as revenue, but did not recognize any revenue for the years ended December 31, 2011, 2010 and 2009. We do not expect to receive any incremental funding under the grant and have deferred $3.3 million of previous receipts which are anticipated to be recognized as revenue once we complete the remaining milestones and they are agreed to by Charley’s Fund.

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

Previously, we noted unexpected toxicology findings in the kidney as part of our series of preclinical studies for AVI-5038, our PPMO-based candidate designed for the treatment of individuals with DMD who have an error in the gene coding for dystrophin that can be treated by skipping exon 50. We have conducted additional preclinical studies and have not alleviated the toxicity problem. Pursuant to the terms of our agreement with Charley’s Fund, the receipt of additional funds is tied to the satisfaction of certain clinical milestones. Because of the toxicity issues with AVI-5038, satisfaction of the additional milestones under the agreement is unlikely and we do not expect to receive any additional funds from Charley’s Fund. We are currently evaluating alternatives regarding the development of AVI-5038, but in parallel, PMO-based therapeutics, which lack the conjugated peptide, are being considered for further development options.

Manufacturing

We believe we have developed proprietary manufacturing techniques that allow synthesis and purification of our product candidates to support clinical development. We have entered into certain manufacturing and supply arrangements with third party suppliers which will in part utilize these techniques to support continued development of certain of our product candidates. We have additionally contracted with several suppliers of commercial active pharmaceutical ingredients, or APIs, to develop, scale-up the manufacturing process, and ultimately manufacture our products to support commercialization. We do not have, and do not intend to establish in the near term, any of our own internal manufacturing capability to support our product candidates.

For our Ebola and Marburg hemorrhagic fever virus development programs, we have entered into supply agreements with two multinational manufacturing firms for the production of the API for Ebola and Marburg therapeutics. Due to their technical expertise and the sophistication of their manufacturing facilities, we are also considering the same two multinational manufacturing firms for the scale-up of the API in our DMD program. There is a limited number of companies that can produce PMO in the quantities and with the quality and purity that we require for our development efforts. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business.

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

Sales and Marketing Strategy

We have not obtained regulatory approval for any of our product candidates and thus have not yet established a commercial organization or distribution capabilities. Due to the rare nature of DMD and the lack of disease-modifying treatments, patients suffering from DMD, together with their physicians, often have a high degree of organization and are well informed, which may simplify the identification of a target population for eteplirsen, our lead product candidate, if it is approved. We believe that, if approved for commercial sale, it will be possible to commercialize eteplirsen with a relatively small specialty sales force that calls on the physicians, foundations and other patient-advocacy groups focused on DMD. Our current expectation is to commercialize eteplirsen ourselves in the United States and plan to recruit a sales force and take other steps to establish the necessary commercial infrastructure at such time as we believe that eteplirsen is approaching marketing approval. However, we may also consider entering into arrangements with other pharmaceutical or biotechnology companies for the marketing and sale of our products either globally or on a country by country basis.

Patents and Proprietary Rights

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of February 29, 2012, we owned or controlled approximately 276 U.S. and corresponding foreign patents and 191 U.S. and corresponding foreign patent applications. We intend to protect our proprietary technology with additional filings as appropriate.

Our patents and patent applications are directed to our product candidates as well as to our RNA-based technology platforms. Although we believe our patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our collaborators. For example, our competitor Prosensa has rights to European Patent No. EP 1619249. We opposed this patent in the Opposition Division of the European Patent Office, or the Opposition Division, and in November 2011, we announced that, although we succeeded in invalidating some of the patent’s claims, the Opposition Division maintained in amended form certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46. We and Prosensa both have the right to appeal this decision; however, pending final resolution of this matter and any appeal thereof, the patent at issue may provide the basis for

Prosensa or other parties that have rights to such patent to assert that our drug eteplirsen infringes on such patent. A final resolution of this opposition proceeding may take a number of years and the outcome cannot be predicted or determined as of the date of this report. We are also aware of certain claims that have issued to Prosensa in Japan that may provide the basis for Prosensa or other parties that have rights to these claims to assert that our drug eteplirsen infringes on such claims. We believe we have a basis to invalidate some or all of these claims and are evaluating the potential initiation of invalidation proceedings. Because we have not yet initiated an invalidation proceeding in Japan, the outcome and timing of such proceeding cannot be predicted or determined as of the date of this report. If we are unsuccessful in invalidating other of Prosensa’s claims or if previously invalidated claims are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates for our pan-exon strategy could be materially impaired. We are also aware of certain claims that Prosensa has rights to in the United States that may provide the basis for Prosensa or other parties that have rights to these claims to assert that our drug eteplirsen infringes on such claims. We believe we have valid defenses to any such allegations or a basis to invalidate some or all of these claims and do not believe that Prosensa’s patent seriously harms our ability to develop and commercialize our products; however, we cannot be certain of this. The DMD patent landscape is continually evolving and multiple parties, both commercial entities and academic institutions, may have rights to claims that could provide these parties a basis to assert that our product candidates infringe on these claims. Similarly, we may be able to assert that certain activities engaged in by these parties infringe on our patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. We also cannot be certain that other third parties will not assert patent infringement in the future with respect to any of our development programs.

Our clinical product candidates and our technology are protected by composition and use patents and patent applications. Patent protection afforded by the patents and patent applications covering our product candidates and out technology will expire over the following time frames:

Product Candidate / Technology	Expiration of Patent Protection
Eteplirsen	2025 (patents) – 2029 (patents)
Other DMD exons	2025 (patent applications) – 2029 (patents)
Exon-skipping	2013 (patents) – 2023 (patents)
Antivirals (Ebola, Marburg, Dengue and Influenza)	2022 (patents) – 2030 (patent applications)
Chemistry (PPMO, PMOplus® and PMO-X™)	2012 (patents) – 2032 (patent applications)
Antibacterials	2018 (patents) – 2031 (patent applications)
Other rare diseases	2025 (patent applications) – 2032 (patent applications)
Other targets and programs	2019 (patents) – 2032 (patent applications)

Some of our patents on core technologies expired in 2008, including a patent for our basic PMO chemistry. However, as we continue to advance the research supporting our PMO-based technologies, we believe that the patented and likely patentable improvements we are developing will provide the necessary basis to develop and exclusively commercialize our products. We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

We are the owner of federal trademark registrations for four registered trademarks in the United States: AVI BioPharma®, Cytoporter®, PMOplus® and NeuGene®. We have two pending trademark applications in the

United States for PMO-X™. We are the owner of international trademark registrations for Kepler Pharmaceuticals® in the European Community, Australia, New Zealand, Mexico, Norway and Switzerland; however, we have decided to let these registrations for Kepler Pharmaceuticals® expire at the end of their terms and will not seek to renew them. We have a pending international trademark application for AVI BioPharma in the European Community, which a third party is currently opposing. We have licensed certain technology to supplement and support certain of our core technologies. We have certain obligations and minimum royalties under those agreements, which costs are not material to our business and can be terminated at our discretion with minimal notice.

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

We do not have patents or patent applications in every jurisdiction where there is a potential commercial market for our product candidates. For each of our programs, our decision to seek patent protection in specific foreign markets, in addition to the United States, is based on many factors, including:

•	our available resources;

•	the size of the commercial market;

•	the presence of a potential competitor in the market; and

•	whether the legal authorities in the market effectively enforce patent rights.

We continually evaluate our patent portfolio and patent strategy and believe our owned and licensed patents and patent applications provide us with a competitive advantage; however, if markets where we do not have patents or patent applications become commercially important, our business may be adversely affected.

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States, and tests used for determining the patentability of patent claims in all technologies are in flux. In addition, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. For example, patents which may issue to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. The pharmaceutical, biotechnology and other life sciences patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents that we own or have licensed or in third-party patents. Further, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, there is no assurance that we were the first creator of inventions covered by our pending patent applications, or that we were the first to file patent applications for these inventions.

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

Clinical trials typically are conducted in three sequential phases prior to approval, but the phases may overlap. A fourth, or post-approval, phase may include additional clinical studies. These phases generally include the following; however, in the rare disease space, the number of subjects involved in each phase can be significantly less than the general parameters set forth below:

•

Phase I. Phase I clinical trials involve the initial introduction of the drug into human subjects. These studies are designed to determine the safety of usually single doses of the compound and determine any dose limiting intolerance, as well as evidence of the metabolism and pharmacokinetics of the drug in humans. Phase I studies usually involve less than 100 subjects and are most commonly conducted in healthy adult volunteers.

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

The FDA has various programs, including fast track, priority review, and accelerated approval (Subpart H), that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints or restricted distribution. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. We were granted fast track status for eteplirsen in 2007 and for our Ebola drug candidate in 2011. We cannot be sure that any of our other drug candidates will qualify for any of these programs, or that, if a drug does qualify, that the review time will be shorter than a standard review. Currently, there are several legislative proposals to improve the regulatory review system, some of which may impact the development of drugs for rare diseases such as eteplirsen. At this time, it is unclear which proposals Congress may incorporate into the PDUFA V reauthorization that is anticipated to occur by September 2012 when PDUFA IV expires.

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

Animal Rule

In the case of product candidates that are intended to treat rare life-threatening diseases, such as infection caused by exposure to various hemorrhagic fever viruses, conducting controlled clinical trials to determine efficacy may be unethical or unfeasible. Under regulations issued by the FDA in 2002, often referred to as the “Animal Rule,” the approval of such products can be based on clinical data from trials in healthy human subjects that demonstrate adequate safety, and immunogenicity and efficacy data from adequate and well-controlled animal studies. Among other requirements, the animal studies must establish that the drug or biological product is reasonably likely to produce clinical benefits in humans. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and effectiveness in humans, seeking approval under the

Animal Rule adds significant time, complexity and uncertainty to the testing and approval process. No animal model is established as predicting human outcomes in the prevention or treatment of any filovirus disease. We have yet to demonstrate the predictive value of our animal studies to the FDA’s satisfaction. In addition, products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients. No novel medical countermeasures have been approved using this pathway to date. The two countermeasures that have been approved under the Animal Rule were extensions of existing indications with human data to support efficacy.

Emergency Use Authorization

The Commissioner of the FDA, under delegated authority from the Secretary of the Department of Health and Human Services, or DHHS, may, under certain circumstances, issue an Emergency Use Authorization, or EUA, that would permit the use of an unapproved drug product or unapproved use of an approved drug product. Before an EUA may be issued, the Secretary must declare an emergency based on one of the following grounds:

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

In order to be the subject of an EUA, the FDA Commissioner must conclude that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing a disease attributable to the agents described above; that the product’s potential benefits outweigh its potential risks; and that there is no adequate, approved alternative to the product.

Although an EUA cannot be issued until after an emergency has been declared by the Secretary of the DHHS, the Agency strongly encourages an entity with a possible candidate product, particularly one at an advanced stage of development, to contact the FDA Center responsible for the candidate product before a determination of actual or potential emergency. Such an entity may submit a request for consideration that includes data to demonstrate that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the serious or life-threatening disease or condition. This is called a pre-EUA submission and its purpose is to allow FDA review considering that during an emergency, the time available for the submission and review of an EUA request may be severely limited. We intend to work with DoD in the future on pre-EUA submissions with respect to our product candidates intended to treat Marburg and Ebola in order to inform and expedite the FDA’s issuance of an EUA, should one become necessary in the event of an emergency.

Orphan Drug Designation and Exclusivity

Some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. In the United States, orphan drug designation must be requested before submitting an application for marketing approval. An orphan drug designation does not shorten the duration of the regulatory review and approval process. The approval of an orphan designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan drug exclusivity period, which means the FDA may not grant approval to any other application to market a different drug for the same indication for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug. An additional six months of exclusivity may be granted to a sponsor of an NDA, if the sponsor conducted a pediatric study or studies of such product. This process is initiated by FDA as a written request for pediatric studies that applies to sponsor’s product. If the sponsor conducts qualifying studies and the studies are accepted by the FDA, then an additional six months of pediatric exclusivity will attach to any other regulatory exclusivity or patent protection applicable to any drug product containing the same active moiety as the drug studied and for which the party submitting the studies holds the NDA. Competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity. We have been granted orphan drug designation for eteplirsen and AVI-5038 in the United States and European Union.

The European Orphan Drug Regulation is considered for drugs intended to diagnose, prevent or treat a life-threatening or very serious condition afflicting five or fewer out of 10,000 people in the EU, including compounds that for serious and chronic conditions would likely not be marketed without incentives due to low market return on the sponsor’s development investment. The medicinal product considered should be of significant benefit to those affected by the condition. Benefits of being granted orphan drug status are significant, including eight years of data exclusivity, two years of marketing exclusivity and a potential one year extension of both. The EU Community and Member States may not accept or grant for ten years a new marketing authorization or application for another drug for the same therapeutic indication as the orphan drug, although the ten year period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. A supplementary protection certificate may extend the protection six months beyond patent expiration if that is later than the orphan drug exclusivity period. To apply for the supplementary protection, a pediatric investigation plan, or PIP, must be included in the market application. In Europe all drugs now seeking a marketing authorization need to have a PIP agreed with the EMA before it can be approved, even if it is a drug being developed specifically for a pediatric indication. If a product is developed solely for use in the pediatric population, then a Pediatric Use Marketing Authorization, or PUMA, may provide eight years of data exclusivity and ten years of marketing exclusivity. This PUMA applies to our DMD compounds, eteplirsen and AVI-5038.

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

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product candidate developed by us would likely compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of rare and infectious diseases. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on:

•	our ability to complete clinical development and obtain regulatory approvals for our product candidates;

•	the efficacy, safety and reliability of our product candidates;

•	the timing and scope of regulatory approvals;

•	product acceptance by physicians and other health care providers;

•	protection of our proprietary rights and the level of generic competition;

•	the speed at which we develop product candidates;

•	our ability to supply commercial quantities of a product to the market;

•	obtaining reimbursement for product use in approved indications;

•	our ability to recruit and retain skilled employees; and

•	the availability of substantial capital resources to fund development and commercialization activities, including the availability of funding from the U.S. Government.

DMD Program Competition. Currently, no product has been approved for the treatment of DMD. Companies including, but not limited to, Prosensa in collaboration with GlaxoSmithKline plc, or GSK, have product candidates in development for the treatment of DMD.

The Prosensa / GSK program commenced treatment in December 2010 in a Phase III clinical study in ambulant individuals with DMD who have a dystrophin gene mutation amenable to treatment by skipping exon 51. Prosensa’s candidate for skipping exon 51, GSK2402968, utilizes the same exon-skipping mechanism of action as eteplirsen, but the compound uses a different chemistry, 2’O-methyl-phosphorothioate, which has the potential for different performance, safety and tolerability characteristics than eteplirsen. This randomised, placebo controlled study is still enrolling, with a target enrollment of 180 participants who will be dosed for 48 weeks. The primary efficacy endpoint is a measure of muscle function using the six minute walking distance test. In September 2010, the Prosensa / GSK program commenced a Phase II double-blind, placebo-controlled study. This study is designed to assess the efficacy of two different dosing regimens of GSK2402968 administered over 24 weeks in DMD patients, and then to continue observing the patients over a second 24 week interval for a total study time frame of 48 weeks. This study completed enrollment with 54 DMD patients in October 2011. If GSK2402968 shows significant efficacy in the first 24 weeks of the study, it is possible that the study may be stopped early and read-out at or before our Phase IIb study of eteplirsen. Data from this study could also be used by Prosensa / GSK to seek commercial approval of GSK2402968 in Europe and/or the United States. These studies may or may not prove that GSK2402968 is safer and more efficacious than eteplirsen; however, data obtained from these studies could aid Prosensa / GSK in obtaining marketing approval before our lead DMD product candidate eteplirsen.

Hemorrhagic Fever Virus Programs. No specific treatment has been proven effective, and no vaccine currently exists for either Ebola or Marburg. Investigational compounds cannot be tested on humans except in outbreak environments so these agents must be tested extensively in animals and meet strict government regulations. Vaccine development is in the early stages in both the biotech industry and by U.S. government agencies (e.g., the National Institute of Allergy and Infectious Diseases and the Centers for Disease Control and Prevention). In February 2012, Tekmira Pharmaceuticals Corp. initiated a Phase I trial for TKM-Ebola, a systemically delivered RNAi therapeutic for the treatment of Ebola virus infection. We commenced initial human safety studies of our therapeutic candidates against the Ebola and Marburg viruses in May 2011.

Influenza Program. Currently, there are two therapeutic products for influenza that have received market approval from the FDA and are recommended for use in the United States. These are: (1) oseltamivir (Tamiflu), a Roche Holding and Gilead product; and (2) zanamivir (Relenza), a GlaxoSmithKline product. In addition to these products, Daiichi Sankyo’s laninamivir and BioCryst’s peramivir were launched in 2010 in Japan. Currently, DHHS funding is helping support clinical trials of BioCryst’s peramivir and Biota’s laninamivir. In addition, other companies including, Toyama Chemical (a subsidiary of Fujifilm), have influenza therapeutic compounds in development. Toyama Chemical’s favipiravir is in a Phase II clinical trial in the United States and has completed a Phase III trial in Japan. DHHS is currently seeking additional antiviral therapeutics for the treatment and/or prophylaxis of influenza A and B infections.

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

Platform Technology. We believe that other biotechnology and pharmaceutical companies share a focus on RNA-based drug discovery and development. Competitors with respect to our RNA-based technologies include, but are not limited to, Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corp., Isis Pharmaceuticals, Inc., Prosensa, and Santaris Pharma A/S. We are unaware of any other commercial organization that is developing therapeutics based on a PMO chemistry platform.

Research and Development

We devote a substantial portion of our resources to developing new product candidates. During 2011, 2010 and 2009, we expended approximately $66.9 million, $36.0 million and $24.4 million, respectively, on research and development activities.

Employees

As of December 31, 2011, we had 98 employees, 42 of which hold advanced degrees. Of these employees, 63 are engaged directly in research and development activities and 35 are in administration. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, eteplirsen in DMD, AVI-6002 in Ebola and AVI-7288 in Marburg are in active clinical development. The clinical development of AVI-7100 in influenza is currently paused and the rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next several years will be devoted to development activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD and our antiviral candidates. With current resources, we may be restricted or delayed in our ability to develop other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including eteplirsen, depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval (including any approval under Subpart H) for any of our product candidates based on an inability to adequately demonstrate the safety and effectiveness of our product candidates, lack of funding, changes in the regulatory landscape or other reasons. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Assuming that any of our product candidates receives the required regulatory approvals, commercial success will depend on a number of factors, including:

•	establishment and demonstration of clinical efficacy and safety and acceptance of the same by the medical community;

•	cost-effectiveness of the product;

•	the availability of adequate reimbursement by third parties, including governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers;

•	the product’s potential advantage over alternative treatment methods;

•	whether the product can be produced in commercial quantities at acceptable costs;

•	marketing and distribution support for the product; and

•	any exclusivities applicable to the product.

Although to date we have been granted orphan status for two of our product candidates in DMD and are seeking orphan status for AVI-6002 and AVI-7288, we are not guaranteed to receive orphan exclusivity based on that status and would not enjoy such exclusivity in the event that another entity could get approval of the same product for the same indication before we receive market approval. Further, application of the orphan drug regulations in the United States and Europe is uncertain and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates. If another product receives orphan drug status for an indication that we are targeting, and such product is approved for commercial sales before our product, regulators may interpret our product to be the same drug as the competing product and could prevent us from selling our product in the applicable territories. Furthermore, pediatric exclusivity only applies if another product with exclusivity has not received regulatory approval, so if another regulatory exclusivity or patent protection exists for the product once it is approved, we would not receive the benefit of any pediatric exclusivity.

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

Phase I clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules in healthy volunteers. Delays in establishing the appropriate dosage levels can lead to delays in the overall clinical development of a product candidate. As of the date of this report, we do not believe that we have identified a consistently effective dose of eteplirsen for individuals with DMD. We initiated a U.S.-based Phase IIb clinical trial for eteplirsen at higher doses in August 2011 to further explore and identify a more consistently effective dose that may be more appropriate for future clinical trials and that can serve as a basis for approval by governmental regulatory authorities; however, we cannot assure you that these efforts will be successful. If a consistently effective dose is found in the U.S.-based clinical trial, we will expect to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies which may be required. Regulatory authorities might require more extensive clinical trials than anticipated and conforming to any guidance regulatory authorities provide does not guarantee receipt of marketing approval, even if we believe our clinical trials are successful. Such additional clinical trials might include an open label “extension study” for all participants who have previously received eteplirsen, as well as other participants (e.g., non-ambulatory participants) and any additional placebo-controlled “pivotal” study or studies. If we are not able to establish an optimal dosage in this trial we may need to conduct additional dose-ranging trials before conducting our pivotal trials of the product. Any such additional clinical trials required by regulatory authorities would increase our costs and delay commercialization of eteplirsen.

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

The Animal Rule is a new and seldom-used approach to seeking approval of a new drug and our infectious disease program may not meet the requirements for this ill-defined path to regulatory approval.

Clinical trials cannot be used to assess the efficacy of most biodefense countermeasures against rare and lethal pathogens due to ethical considerations and the relative infrequency of naturally occurring cases. In the United States, we plan to develop the therapeutic product candidates to treat Ebola and Marburg viruses using the Animal Rule regulatory mechanism. Pursuant to the Animal Rule, the sponsor of a drug product must demonstrate efficacy in animal models and safety in humans. There is no guarantee that the FDA will agree to this approach to the development of our infectious disease product candidates, considering that no validated animal model has been established as predicting human outcomes in the prevention or treatment of any filovirus disease. Animal models represent, at best, a rough approximation of efficacy in humans, and, as such, countermeasures developed using animal models will be untested until their use in humans during an emergency.

We have yet to demonstrate the predictive value of our animal studies to the FDA’s satisfaction. If we fail to do so, we will have to demonstrate efficacy of AVI-6002 and AVI-7288 through adequate well-controlled trials in humans in order to obtain regulatory approval of these products in the United States, which, if possible, will greatly add to the time and expense required to commercialize these products. Furthermore, the Animal Rule mechanism has been used only rarely and questions remain regarding the FDA’s interpretation and implementation. No novel products have been approved using the Animal Rule. It has thus far been used to extend the indicated use of two previously licensed products which had existing human efficacy data. We do not have any experience successfully navigating this approach to drug approval. Even if the Animal Rule represents a viable approach to seeking approval of AVI-6002 and AVI-7288, it may present challenges for gaining final regulatory approval for these product candidates, including an extended timeline to approval and less predictable study requirements. In addition, the FDA would require post-marketing human efficacy studies if the countermeasure is used in humans, which would most likely be in the aftermath of a bioterrorist attack. The ability to reliably perform efficacy clinical trials in the midst of a national crisis is uncertain.

The timing and conduct of animal studies may be further constrained given that filoviruses are classified for use only in BSL-4 laboratories. There are limited laboratories and staff world-wide that can work with these live viruses and companies will be competing for the limited availability of this critical infrastructure to test their countermeasures. Furthermore, we anticipate limits in conforming to GLP requirements given the requirement for BSL-4 containment.

We rely on U.S. government contracts to support several important research and development programs and substantially all of our revenue. If the U.S. government fails to fund such programs on a timely basis or at all, or such contracts are terminated, the results of our operations would be materially and adversely affected.

We rely on U.S. government contracts and awards to fund several of our development programs, including those for the Ebola and Marburg viruses and for substantially all of our current revenue. The funding of U.S. government programs is subject to Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years, as is the case with our DoD contract for the development of our Ebola and Marburg product candidates. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contracts may be terminated or adjusted by the government, which could have a negative impact on our future revenue under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such a period, or until the regular appropriation bills are passed, delays can occur in government procurement due to lack of funding and such delays can affect our operations during the period of delay. Additionally, the DoD is planning on hundreds of billions of dollars in cuts to defense spending over the next decade and faces a possible sequestration of an additional $600 billion over the same timeframe beginning in January 2013 unless Congress acts. These cuts would have widespread ramifications including on DoD’s procurement and research and development programs. The 2004 Project BioShield Act which created the Special Reserve Fund for use by DHHS to purchase countermeasures over 10 years avoids the uncertainty of the annual appropriations process, but the $5.6 billion appropriation is rapidly depleting and will expire in 2013. Thus, the viability of DHHS as a potential customer hinges in part on Congress taking action to replenish the Special Reserve Fund.

In addition, U.S. government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. From time to time, we receive communications from the U.S. government regarding our performance, including requests for us to provide additional information and/or take certain steps to remedy noted deficiencies. While we work closely with our contacts at the U.S. government and believe we can adequately address issues raised through such communications, there is no guarantee that we will be able to adequately respond to all requests or remedy all deficiencies cited. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been completed to that point. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts. Furthermore, if we fail to satisfy certain performance or deliverable requirements or to adhere to development timelines, revenues associated with the satisfaction of such requirements or timelines may be delayed or may not be realized.

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

Even if we successfully complete development of our Ebola and Marburg product candidates, the major, if not only, potential purchaser is the U.S. government. The lack of a commercial market makes us reliant upon the U.S. government to determine and communicate the market for biodefense countermeasures and government purchasing is subject to evolving threat assessments and shifting political priorities, which exacerbate market uncertainties. Within the DoD, the warfighter has evolving requirements specifically related to route of administration and time to treat. Until future studies are completed, it is unclear whether our drug candidates will successfully meet these requirements. If they do not, DoD may choose to terminate the contract. With respect to the civilian sector, Ebola and Marburg viruses are among the top chemical, biological, radiological, and nuclear threats to national security, yet DHHS has not defined the civilian requirement, making the broader demand for our drug candidates uncertain.

This expected dependence on government purchases presents additional challenges, since the government is incentivized to negotiate prices for countermeasures to just above their marginal cost of production, which would severely limit our profit potential. If companies resist low prices, governments can, in extreme cases, threaten compulsory licensing or purchase patent-breaching generics.

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

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010, which were published in The Lancet in July 2011. We also initiated a U.S.-based Phase IIb trial in eteplirsen in August 2011 and expect to commence additional trials of eteplirsen and other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain IRB or other regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs (e.g., DMD and Ebola and Marburg infections) there are currently no approved drugs to compare against and an agreement about how to measure efficacy has yet to be reached with the FDA and then demonstrated.

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

We have incurred operating losses since our inception and we may not achieve or sustain profitability.

We had operating losses of $35.9 million for the year ended December 31, 2011 and $20.9 million for the year ended December 31, 2010. As of December 31, 2011, our accumulated deficit was $310.0 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products and from general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, partner one or more programs, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

We will need additional funds to conduct our planned research and development efforts. If we fail to continue to attract significant capital or fail to enter into strategic relationships, we may be unable to continue to develop our product candidates.

We will require additional capital from time to time in the future in order to continue the development of product candidates in our pipeline and to expand our product portfolio. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our preclinical and clinical testing, costs relating to securing regulatory approvals and the costs and timing of obtaining new patent rights, regulatory changes and competitive and technological developments in the market. An unforeseen change in these factors, or others, might increase our need for additional capital.

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

Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain high quality standards, including failure to detect or control anticipated or unanticipated manufacturing errors could result in patient injury or death or product recalls. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. If our contract manufacturers or other third parties fail to deliver our product candidates for our research and development programs and for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials, research and development programs or otherwise discontinue development and production of our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we are unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product candidates manufactured and to conduct preclinical testing and clinical trials of our product candidates would be adversely affected.

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

Our RNA-based platforms, utilizing proprietary PMO-based technology, have not been incorporated into a therapeutic commercial product and are still at a relatively early stage of development. This technology is used in all of our therapeutic candidates, including eteplirsen. We are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we have initiated Phase I clinical trials for AVI-6002, AVI-6003 (we will subsequently pursue development of AVI-7288, one of the two component oligomers in AVI-6003) and AVI-7100 and initiated a Phase IIb clinical trial in eteplirsen, additional preclinical studies may be required for these product candidates and before other product candidates enter human clinical trials. In addition, preclinical models to study participant toxicity and activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in utilizing our PMO-based technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

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

Our success will depend in significant part on our existing intellectually property rights and our ability to obtain additional patents and licenses in the future. As of February 29, 2012, we owned or controlled approximately 276 U.S. and corresponding foreign patents and 191 U.S. and corresponding foreign patent applications. We license patents from other parties for certain complementary technologies. We cannot be certain that pending patent applications will result in patents being issued in the United States or foreign countries. We cannot be certain that we were the first to make the inventions covered by any of our patents, if issued, or our pending patent applications. In addition, the patents that have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours that do not conflict with our patents. To protect our rights to any of our patents, if issued, and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third-party patent and proprietary rights.

Pharmaceutical research and development is highly competitive; others may file patents first that cover our products or technology. For example, our competitor Prosensa has rights to European Patent No. EP 1619249. We opposed this patent in the Opposition Division of the European Patent Office, or the Opposition Division, and in November 2011, we announced that, although we succeeded in invalidating some of the patent’s claims, the Opposition Division maintained in amended form certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46. We and Prosensa both have the right to appeal this decision; however, pending final resolution of this matter and any appeal thereof, the patent at issue may provide the basis for Prosensa or other parties that have rights to such patent to assert that our drug eteplirsen infringes on such patent. A final resolution of this opposition proceeding may take a number of years and the outcome cannot be predicted or determined as of the date of this report. We are also aware of certain claims that have issued to

Prosensa in Japan that may provide the basis for Prosensa or other parties that have rights to these claims to assert that our drug eteplirsen infringes on such claims. We believe we have a basis to invalidate some or all of these claims and are evaluating the potential initiation of invalidation proceedings once these claims issue. Because we have not yet initiated an invalidation proceeding in Japan, the outcome and timing of such proceeding cannot be predicted or determined as of the date of this report. If we are unsuccessful in invalidating other of Prosensa’s claims or if previously invalidated claims are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates for our pan-exon strategy could be materially impaired.

Our success will also depend partly on our ability to operate without infringing upon the proprietary rights of others as well as our ability to prevent others from infringing on our proprietary rights. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. We have not received any communications or other indications from owners of related patents or others that such persons believe our products or technology may infringe on their patents. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. If any patent related to our products or technology issues, and if our activities are determined to be covered by such a patent, we cannot assure you that we will be able to obtain or maintain a license, which could have a material adverse effect on our business, financial condition, ability to sell our products, operating results and ability to obtain and/or maintain our strategic business relationships.

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

To help protect our proprietary rights in unpatented proprietary information, trade secrets and know-how, we require our employees, consultants and advisors to execute confidentiality agreements and invention assignment agreements. However, such agreements may not provide us with adequate protection if confidential information is used or disclosed improperly. In addition, in some situations these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Isis Pharmaceuticals, and Santaris share a focus on RNA-based drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include Prosensa and GlaxoSmithKline, or GSK, and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs. Tekmira Pharmaceuticals Corp. has a drug candidate (TKM-Ebola) for the treatment of Ebola virus infection. Similar to AVI-6002, Tekmira’s candidate has an open IND and is funded by the DoD. Tekmira initiated a Phase I clinical trial in February 2012. Tekmira’s drug candidate may, or may not, prove to be safer or more efficacious or more responsive to warfighter needs than our product candidate. While Tekmira’s development efforts are presently behind our development of AVI-6002, it is possible that Tekmira could gain marketing approval before our product candidate. Furthermore, if DoD funding is constrained, DoD may not be able to continue funding two competing products to treat the same disease.

Clinical trials evaluating the systemic administration of the Prosensa/GSK lead DMD drug candidate are currently ongoing, including a placebo-controlled global Phase III trial and two placebo-controlled Phase II trials, one based in the United States and one based outside the United States. The Prosensa/GSK drug candidate may, or may not, prove to be safer or more efficacious than our product candidate and it could gain marketing approval before our product candidate. This might affect our ability to successfully complete a clinical development program or market eteplirsen once approved. This competition may also extend to other exon-skipping drugs for DMD limiting our ability to gain market share.

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

Risks Related to Our Common Stock

Our common stock may become ineligible for listing on The NASDAQ Stock Market, which would materially and adversely affect the liquidity and price of our common stock.

Our common stock is listed on The NASDAQ Global Market. The NASDAQ Global Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 minimum bid price per share and $50 million minimum value of listed securities. On December 13, 2011, we received a letter from the listing qualifications department staff of The NASDAQ Stock Market, notifying us that for the previous 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ set forth in Listing Rule 5450(a)(1). In order to regain compliance with this rule, by June 11, 2012, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. On February 21, 2012, we received a letter from the listing qualifications department staff of The NASDAQ Stock Market that our common stock’s closing bid price had been at or above $1.00 per share for 10 consecutive business days and, thus, we had regained compliance with Listing Rule 5450(a)(1). Although we have regained compliance with this listing rule, we could in the future be unable to meet The NASDAQ Global Market continued listing requirements. If we fail to maintain compliance with The NASDAQ Stock Market’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.

If our common stock was delisted, the price of our stock and the ability of our shareholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under U.S. federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations. If we are delisted in the future from The NASDAQ Stock Market, there may be other negative implications, including the potential loss of confidence by actual or potential collaboration partners, suppliers and employees and the loss of institutional investor interest in our company.

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

We expect our quarterly operating results to fluctuate in future periods, which may adversely affect our stock price.

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

As of December 31, 2011, there were 135,743,120 shares of common stock outstanding, vested and expected to vest outstanding options to purchase 13,867,936 shares of common stock, and outstanding warrants to purchase 29,204,857 shares of common stock. Additionally, as of December 31, 2011, there were 12,284,538 shares of common stock available for future issuance under our 2011 Equity Incentive Plan. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2011 Equity Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

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

Location of Property	Square Footage	Lease Expiration Date	Purpose	Other Information
3450 Monte Villa Parkway, Suite 101, Bothell, WA 98021	19,108	November 2014	Laboratory and office space	Corporate headquarters

19909 120th Avenue NE, Suite 101, Bothell, WA 98011	8,398	December 2012	Office space	Administrative office

4575 SW Research Way, Suite 200, Corvallis, OR 97333	53,000	December 2020	Laboratory and office space	Primary laboratory

245 First Street, Riverview II, Suite 1800, Cambridge, MA 02142	1,058	July 2012*	Office space	Administrative office

1749 SW Airport Avenue, Corvallis, OR 97333	36,150	N/A – facility is owned; land lease expires February 2042	Acquired with intention of providing future expansion space for the manufacture of potential products and components; approximately 25,000 square feet currently are leased with the remaining space unoccupied	Property listed for sale in 2009; 25,000 square feet leased as of November 2011**

*	Our offices in Cambridge are governed by the terms of service agreements, which do not create a tenancy interest, leasehold estate or other real property interest in our favor. In February 2012 office space increased to 1,474 square feet.
**	In November 2011, the tenant, Perpetua Power Source Technologies, Inc., or Perpetua, agreed to lease approximately 25,000 square feet of the building until March 2017. Perpetua may terminate the lease at the end of the 36th month upon 180 days prior written notice, together with delivery of a termination fee. Perpetua has the option to extend the lease for an additional year if notice is provided no less than 12 months prior to the expiration date. Perpetua also has a right of first refusal relating to the lease of the remaining space at the building and was granted an option to purchase the building during the term of the lease, provided there is no uncured default by Perpetua at the time of exercise. If the purchase option is exercised, the price for the building is $2.0 million until February 2015, $2.1 from March 2015 until February 2016 and $2.2 million from March 2016 through the remainder of the initial lease term. If Perpetua exercises its extension option, the purchase price will be $2.3 million during the term of the extension.

Item 3.    Legal Proceedings.

As of the date hereof, we are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our material properties. In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of therapeutics utilizing our technology, or other topics. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on The NASDAQ Global Market under the symbol “AVII.” The following table sets forth the high and low sales prices as reported by The NASDAQ Global Market for each quarterly period in the two most recent years:

	High	Low
Year Ended December 31, 2010
First Quarter	$1.80	$1.16
Second Quarter	1.88	1.11
Third Quarter	2.24	1.44
Fourth Quarter	2.20	1.72
Year Ended December 31, 2011
First Quarter	$2.74	$1.71
Second Quarter	1.88	1.33
Third Quarter	1.70	1.02
Fourth Quarter	1.11	0.50

Holders

As of February 29, 2012, we had 582 shareholders of record of our common stock.

Dividends

We have neither declared nor paid cash dividends on our common stock in 2011 or 2010. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index and the Amex Biotech Index. This graph assumes an investment of $100 on December 31, 2006 in each of our common stock, the NASDAQ Composite Index and the Amex Biotech Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	AVII	NASDAQ Composite Index	Amex Biotech Index
End of Fiscal 2006	100.00	100.00	100.00
End of Fiscal 2007	44.34	109.81	104.28
End of Fiscal 2008	20.75	65.29	85.80
End of Fiscal 2009	45.91	93.95	124.91
End of Fiscal 2010	66.67	109.84	172.04
End of Fiscal 2011	23.58	107.86	144.70

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Operations data:
Revenues	$46,990	$29,420	$17,585	$21,258	$10,985
Research and development	66,862	35,972	24,396	27,331	31,058
General and administrative	16,055	14,382	8,696	11,469	13,035
Acquired in-process research and development	—	—	—	9,916	—

Operating loss	(35,927)	(20,934)	(15,507)	(27,458)	(33,108)
Interest (expense) income, and other net	587	259	(454)	344	984
Gain (Loss) on change in warrant valuation	33,022	(11,502)	(9,198)	3,161	4,956

Net income (loss)	(2,318)	(32,177)	(25,159)	(23,953)	(27,168)

Net income (loss) per share—basic and diluted	$(0.02)	$(0.29)	$(0.27)	$(0.34)	$(0.50)

Balance sheet data:
Cash and cash equivalents	$39,904	$33,589	$48,446	$11,474	$25,074
Working capital	24,583	(8,019)	17,803	9,756	18,959
Total assets	54,368	45,976	60,027	25,536	38,638
Shareholders’ equity (deficit)	31,017	(2,817)	23,630	15,732	26,382

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

Overview

We are a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. We are primarily focused on rapidly advancing the development of our Duchenne muscular dystrophy drug candidates, including our lead product candidate, eteplirsen, which is currently in a Phase IIb trial. We are also focused on developing therapeutics for the treatment of infectious diseases and leveraging our RNA-based technology platforms to identify additional product candidates and explore various strategic opportunities.

Our lead program focuses on the development of disease-modifying therapeutic candidates for Duchenne muscular dystrophy, or DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Eteplirsen is our lead therapeutic candidate for DMD. If we are successful in our development efforts, eteplirsen will address a severe unmet medical need. Data from 17 of the 19 individuals enrolled in our Phase Ib/IIa trial in the United Kingdom who were treated systemically with eteplirsen demonstrated some generation of novel dystrophin, and one participant exhibited the first ever reported increase in dystrophin positive muscle fibers to 55% of normal. Restoration of dystrophin expression and dystrophin positive fibers is believed to be critical for successful disease-modifying treatment of individuals with DMD. We initiated a Phase IIb trial for eteplirsen in August 2011 with an objective of initiating a pivotal trial by the end of 2012. We anticipate releasing results from our current Phase IIb trial by the end of April 2012.

We are also leveraging the capabilities of our RNA-based technology platforms to develop therapeutics for the treatment of infectious diseases. The U.S. Department of Defense, or DoD, has provided significant financial support for the development of therapeutics against Ebola, Marburg, Dengue and influenza viruses, as described in greater detail below.

The basis for our novel RNA-based therapeutics is our phosphorodiamidate-linked morpholino oligomer, or PMO, chemistries. Unlike other RNA-based therapeutics, which are often used to down-regulate gene expression, our technologies can be used to selectively up-regulate or down-regulate the production of a target protein, or direct the expression of novel proteins involved in human diseases and disorders. We believe that these broad capabilities represent highly competitive RNA-based technology platforms and a strong intellectual property position, which we are leveraging to identify additional product candidates and explore various strategic opportunities. As of February 29, 2012, we owned or controlled approximately 276 U.S. and corresponding foreign patents and 191 U.S. and corresponding foreign patent applications.

Since our inception in 1980, we have incurred losses of approximately $310.0 million and substantially all of our revenue has been derived from research and development contracts with the U.S. government. We have not yet generated any material revenue from product sales and we have incurred expenses related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. We expect to continue to incur losses in the future as we continue our research and development efforts and seek approval from various regulatory agencies for our product candidates, but there can be no assurance that we will obtain approval for our product candidates and achieve revenues from product sales.

In March 2008, we acquired all of the stock of Ercole Biotechnology, Inc., or Ercole, in exchange for 5,811,721 shares of our common stock, which was valued at approximately $8.4 million, and the assumption of approximately $1.8 million in liabilities of Ercole. We also issued warrants to purchase our common stock (also classified as equity), which were valued at $437,000, in exchange for certain outstanding warrants issued by Ercole.

In December 2011, we restructured our operations by reducing our workforce by 35 employees, or 28%. Restructuring charges totaling $1.1 million were recorded in 2011 and included severance and related costs. The charge included approximately $0.5 million to research and development expense and approximately $0.6 million to general and administrative expense. The restructuring was completed by January 31, 2012 and all severance costs are expected to be paid by July 31, 2012.

As of December 31, 2011, we had cash and cash equivalents of $39.9 million and we anticipate receiving continued funding from the U.S. government to pursue the development of our therapeutics against Ebola and Marburg. Combined together, we believe these sources provide us with sufficient cash to fund operations at least through the following 12 months. In addition, we are likely to pursue additional funding through public or private financings and cash generated from establishing collaborations or licensing our technology to other companies. Should our funding from the U.S. government cease or be delayed, it would have a significant negative impact on our financial condition and on this guidance and we would likely be forced to significantly curtail our research and development efforts.

The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with U.S. government sponsored programs, and the complex regulatory environment in which we operate. There can be no assurance that we will ever achieve significant revenues or profitable operations.

U.S. Government Contracts

In the periods presented, nearly all of the revenue we generated was derived from research contracts with and grants from the U.S. government. As of December 31, 2011, we had substantially completed all of our contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg. Pursuant to this agreement, as of December 31, 2011, we are currently entitled to receive up to $126.5 million of which $52.7 million has been recognized as revenue. In addition, if the U.S. government elects to exercise all its options under the agreement, an additional $161.5 million in funding is available.

The following table sets forth the revenue from each of our contracts with the U.S. government and other revenue for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$9	$519	$2,288
November 2006 Agreement (Ebola, Marburg and Junín Viruses)	—	3,204	10,421
May 2009 Agreement (H1N1)	516	5,171	1,716
June 2010 Agreement (H1N1)	3,490	8,809	—
July 2010 Agreement (Ebola and Marburg)	42,875	9,822	—
Grants	—	1,622	725
Other Agreements	100	273	2,435

Total	$46,990	$29,420	$17,585

The following is a description of each of our significant U.S. government contracts and grants.

January 2006 Agreement (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

The 2006 defense appropriations included an allocation of $11.0 million to fund our ongoing defense-related programs under four different contracts, all of which were executed in 2007, and the last of which expired in October 2010. As of December 31, 2011, we have recognized revenue of $9.7 million with respect to these contracts and we do not expect to receive any additional revenue under these contracts.

November 2006 Agreement (Ebola, Marburg and Junín Viruses)

In November 2006, we entered into a two-year research contract with the U.S. Defense Threat Reduction Agency, or DTRA, which entitled us to $28.0 million to fund the development of our antisense therapeutic candidates against Ebola, Marburg and Junín hemorrhagic viruses. The contract was subsequently amended twice, which amendments extended the term of the contract to February 2011 and increased the award to an aggregate of $45.4 million. In November 2010, we and DTRA agreed that the key activities under this contract had been completed. As of December 31, 2011, we had recognized revenue of $38.4 million with respect to this contract and do not expect any further revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, we entered into a contract with DTRA to develop swine flu drugs. Under this contract, DTRA was to pay us up to $4.1 million for the work involving the application of our proprietary PMO and PMOplus® antisense chemistry. In March 2010, the contract was amended to include testing against additional influenza strains and funding increased to an aggregate of $8.1 million. As of December 31, 2011, we have recognized revenue of $7.4 million with respect to this contract and we do not expect to receive additional revenue under this contract.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, we entered into a contract with DTRA to advance the development of AVI-7100 as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program, or TMT, of the U.S. Department of Defense, or DoD. The contract originally provided for funding of up to $18.0 million, but, pursuant to a subsequent modification, was decreased to $13.1 million. The period of performance for this contract ended on June 3, 2011 and, as of December 31, 2011, we have recognized revenue of $12.3 million and we do not expect to receive any additional revenue.

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, we were awarded a new contract with the DoD Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of our hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against the Ebola and Marburg viruses, respectively. The contract is structured into four segments for each therapeutic candidate and has an aggregate period of performance spanning approximately six years if DoD exercises its options for all segments. Our activities under the first segment began in July 2010 and include Phase I studies in healthy volunteers as well as preclinical studies. In September 2011, the contract was amended to shift activities originally scheduled to occur during the second segment for each therapeutic candidate to the current funding period, which is scheduled to be completed in the second quarter of 2013. As a result of the amendment, the aggregate available funding for the current segments is approximately $126.5 million of which we have recognized $52.7 million to date.

After completion of the first segment, and each successive segment, DoD has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If DoD exercises its options for all four segments for both AVI-6002 and AVI-6003, our contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval for each therapeutic candidate and would provide for a total funding award to us of up to $288.0 million over a period of six years, of which $161.5 million remains to be funded.

In February 2012, we announced that we received approval from the FDA to proceed with a single oligomer from AVI-6003, AVI-7288, as the lead product candidate against Marburg virus infection.

2010 Qualifying Therapeutic Discovery Project

In October 2010, we were awarded five cash grants for our DMD program and infectious disease programs totaling approximately $1.2 million under the U.S. government’s Qualifying Therapeutic Discovery Project, or QTDP, and recognized the entire amount as revenue in 2010. We will not receive any further funding under the QTDP grants.

Key Financial Metrics

Revenue

Government Research Contract and Grant Revenue. Substantially all of our revenue is generated from U.S. government research contracts and grants. See “Note 7—U.S. Government Contracts” of the financial statements included elsewhere in this Annual Report on Form 10-K. We recognize revenue from U.S. government research contracts and grants during the period in which the related expenses are incurred and present such revenues and related expenses gross in the consolidated financial statements.

License Arrangements. Our license arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

We defer recognition of non-refundable upfront fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. As of December 31, 2011, we had deferred revenue of $3.3 million, which represents up-front fees which we will recognize as revenue as we satisfy the outstanding performance obligations.

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

The amount and timing of future research and development expense will depend on our ability to obtain U.S. government awards to fund the advanced development of our antiviral therapeutic candidates. Without such funding, we would likely drastically reduce our spending in these areas. Future research and development expenses may also increase if our internal projects, such as DMD, enter later stage clinical development. Our research and development programs are at an early stage and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be ineffective during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net, consists of interest on our cash and cash equivalents, rental income and other income. Our cash equivalents consist of money market investments. Interest expense includes interest paid on our mortgage loan related to the Corvallis property, the substantial portion of which we leased in November 2011. Other income includes rental income from subleasing excess space in some of our facilities.

Change in Fair Value of Warrants. Warrants issued in connection with our December 2007 and January and August 2009 financings are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities; we are not required to expend any cash to settle these liabilities. The fair market value of these warrants was recorded on the balance sheet at issuance and the warrants are marked to market each financial reporting period, with changes in the fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates related to the inputs used in the model and can result in significant swings in the fair market valuation primarily due to changes in our stock price. For more information, see “Note 9—Warrants” of the financial statements included elsewhere in this Annual Report on Form 10-K.

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

Revenue Recognition

We have historically generated revenue from our U.S. government research contracts and grants and other license arrangements. For a more detailed description of our revenue recognition policies, see “—Key Financial Metrics” above and “Note 2—Summary of Significant Accounting Policies” of the financial statements included elsewhere in this Annual Report on Form 10-K.

Stock Compensation Expense

To determine stock-based compensation costs, we apply the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Share-Based Payments. We use the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards on the date of grant, which requires the use of subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as expense over the requisite vesting periods on a straight-line basis for the entire award. Stock options granted to employees are service-based and prior to December 31, 2010 typically vest over a three year period, with one-third of the underlying shares vesting on each anniversary of grant, and have a ten year term. Beginning in January 2011, newly granted stock options have a ten year term and typically vest over a four year period, with one fourth of the underlying shares vesting on the first anniversary of the grant and 1/48th of the underlying shares vesting monthly thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant. Compensation expense of $3.1 million for the year ended December 31, 2011 is shown in the operating activities section of the statements of cash flows. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table summarizes the weighted average assumptions used in determining the fair value of stock options granted:

Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.9% - 2.4%	1.4% - 3.8%	1.2% - 1.8%
Expected dividend yield	—%	—%	—%
Expected lives	5.2 - 8.9 years	5.3 - 8.0 years	3.6 - 9.1 years
Expected volatility	78.2% - 81.6%	82.5% - 90.3%	92.0% - 94.4%

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

Warrant Liability

In December 2007 and January and August of 2009, we issued warrants to purchase an aggregate of 29.7 million shares of our common stock in connection with offerings of our common stock and warrants. These warrants are classified as a liability due to their settlement terms. These warrants are non-cash liabilities; we are not required to expend any cash to settle these liabilities.

The fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option pricing model, which requires the use of significant judgment and estimates related to the inputs used in the model. The following reflects the weighted-average assumptions for each of the periods indicated:

Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.1% - 0.4%	0.6% - 1.0%	0.2% - 2.7%
Expected dividend yield	—%	—%	—%
Expected lives	1.0 - 2.7 years	2.0 - 3.7 years	0.4 - 4.7 years
Expected volatility	71.8% - 75.6%	84.7% - 90.1%	86.0% - 102.1%

Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. If, for example, the market value of our common stock or its volatility at December 31, 2011 were 10% higher or lower than what we used in the valuation of the warrants, our valuation of the warrants would have increased by up to $1.0 million or decreased up to $1.0 million, respectively, with such difference reflected in our statement of operations. See “Note 9—Warrants” of the audited financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of warrants.

Results of Operations for the years ended December 31, 2011, 2010 and 2009

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

Summary of Results for Fiscal Years 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Operations data:
Revenues	$46,990	$29,420	$17,585
Research and development	66,862	35,972	24,396
General and administrative	16,055	14,382	8,696

Operating loss	(35,927)	(20,934)	(15,507)
Interest (expense) income, and other net	587	259	(454)
Gain (Loss) on change in warrant valuation	33,022	(11,502)	(9,198)

Net income (loss)	$(2,318)	$(32,177)	$(25,159)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.29)	$(0.27)

Revenue

Revenue for 2011 increased by $17.6 million, or 60%, compared to 2010. The increase was primarily due to the 2010 Ebola and Marburg contract we received in July 2010, which contributed revenue of $42.9 million in 2011, an increase of $33.1 million over the prior year. This increase was partially offset by decreases in revenue on contracts we completed during 2011, including $10.0 million from the May 2009 and June 2010 H1N1 agreements, $1.2 million from the QTDP grants and a $3.7 million decrease for the 2006 Ebola, Marburg and Junín contracts.

Revenue for 2010 increased by $11.8 million, or 67%, compared to 2009 due to the increase from the Ebola and Marburg contract of $9.8 million, increases in revenue from the H1N1 contracts of $12.3 million, and an increase of $1.2 million from the QTDP grants. These increases were partially offset by a $9.1 million decrease in revenue from the 2006 Ebola, Marburg and Junín contract and a $2.4 million decrease in Children’s National Medical Center contract related to DMD.

Research and Development Expenses

Research and development expenses for 2011 increased by $30.9 million, or 86%, compared to 2010 due primarily to a $22.8 million increase in costs related to the July 2010 Ebola and Marburg contract, a $6.4 million increase in costs for our proprietary DMD program that is in Phase II clinical trials, a $4.8 million increase for proprietary research and development and a $3.9 million increase from manufacturing activities. These increases were partially offset by a $5.0 million decrease in costs related to the H1N1 contracts completed in 2011 and a $2.0 million decrease related to the 2006 Ebola, Marburg and Junín contract, which was substantially completed in 2010.

Research and development expenses for 2010 increased by $11.6 million, or 47%, compared to 2009 due primarily to a $5.6 million increase in costs related to the July 2010 Ebola and Marburg contract and a $4.2 million increase in costs related to the June 2010 H1N1 government contract. Both of these contracts were new in 2010. Additionally, overall research and development spending increased by $4.6 million and expenditures on the 2009 H1N1 government contract increased $1.5 million. These increases were offset by a $4.3 million decline in spending related to the 2006 Ebola, Marburg and Junín contracts.

General and Administrative Expenses

General and administrative expenses for 2011 increased by $1.7 million, or 12%, compared to 2010. This increase was due primarily to an increase of $1.4 million in personnel related costs and $1.1 million in professional consulting costs. Legal fees and employee severance costs decreased by approximately $0.5 million each while facility costs also increased by $0.2 million.

General and administrative expenses for 2010 increased by $5.7 million, or 65%, compared to 2009. This significant increase in 2010 was due to $2.6 million in severance costs and stock compensation expense related to the departure in April 2010 of our former chief executive officer and an increase of $2.0 million in employee costs due to the July 2010 Ebola and Marburg contract and the H1N1 contracts. Other increases included legal costs of $0.9 million, facilities expense of $0.4 million for the addition of our new Bothell, Washington facilities, and a $0.4 million loss on the write down of the property held for sale. These increases were partially offset by a $0.6 million decrease in professional consulting costs.

Interest Income (Expense) and Other, Net

The increase in interest income (expense) and other, net for 2011 compared to 2010 was primarily due to increased interest income on invested cash.

The increase in interest income (expense) and other, net for 2010 compared to 2009 was attributable to increased interest income on invested cash of $0.1 million and $0.1 million from increased rental income from the sublease of excess space in our Corvallis, Oregon facility. Additionally, these increases in income were offset by decreases of $0.5 million in patent abandonments and impairment of property held for sale that occurred in 2009.

Decrease (Increase) on Warrant Valuation

In 2011, we recognized $33.0 million of other income due to the reduction in the fair value of our outstanding warrants that are classified as liabilities on our consolidated balance sheet. In 2010, we recognized $11.5 million of other expense due to the increase in the fair value of the outstanding warrants on our consolidated balance sheet. The change in fair value of our warrant liability is primarily attributable to the change in our stock price.

Net Loss

The decrease in net loss of $29.9 million, or 93%, for 2011 compared to 2010 was primarily attributable to a $44.9 million increase in other income resulting from a decrease in the fair value of our outstanding warrants offset by an increase in operating loss of $15.0 million.

The increase in net loss of $7.0 million, or 28%, for 2010 compared to 2009 was primarily attributable to a $5.4 million increase in operating loss.

Liquidity and Capital Resources

At December 31, 2011, cash and cash equivalents were $39.9 million, compared to $33.6 million at December 31, 2010. Our principal sources of liquidity are revenue from our U.S. government research contracts and grants and equity financings. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Based on the factors described below, we believe that our currently available cash and cash equivalents along with the anticipated receipt of future proceeds pursuant to the funded portion of our existing contracts with the U.S. government are sufficient to finance our operations for at least the next 12 months.

Sources of Funds

Our primary source of revenue is from development of product candidates pursuant to our contracts with the U.S. government. Government funding is subject to the U.S. government’s appropriations process and the U.S. government has the right under our contracts with them to terminate such contracts for convenience. If U.S. government funding is not received or is delayed, our results of operations would be materially and adversely affected and we may need to seek additional sources of capital and significantly curtail our research and development activities. We do not generate any revenue from non-government, commercial sale of our pharmaceutical product candidates.

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

In April 2011, we sold 23.0 million shares of our common stock in an offering registered under the Securities Act. The offering generated net proceeds of $32.1 million.

We will require additional capital from time to time in the future in order to continue the development of products and to expand our product portfolio. We expect to seek additional financing primarily from, but not limited to, the sale and issuance of equity, or equity-linked or debt securities. We cannot assure you that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

We have never generated material commercial revenue from the sale of our non-governmental products and cannot offer any assurances that we will be able to do so in the future.

Uses of Funds

From inception in 1980 through December 31, 2011, our accumulated deficit is $310.0 million. Our principal uses of cash have been research and development expenses, general and administrative expenses, costs associated with the acquisition of in-process research and development and other working capital requirements.

Historical Trends

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(23,679)	$(15,209)	$(8,800)
Investing activities	(2,305)	(1,961)	(1,883)
Financing activities	32,299	2,484	47,766

Increase (decrease) in cash and equivalents	$6,315	$(14,686)	$37,083

Operating Activities. We used $23.7 million of cash in operating activities for the year ended December 31, 2011, an increase of $8.5 million, or 56%, compared to $15.2 million of cash used in operating activities for the year ended December 31, 2010. The increase in net cash used in operating activities during the comparative periods was primarily attributable to a $14.7 million increased net loss, excluding the non-cash income associated with the periodic revaluation of the warrants to fair market value. This increased loss was primarily due to increased research and development costs, which were partially offset by higher revenue. Additionally, changes in accounts payable, accrued employee compensation and other liabilities offset net cash used in operating activities by $7.1 million in 2011.

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

Investing Activities. We used $2.3 million of cash in investing activities for the year ended December 31, 2011, an increase of $0.3 million, or 18%, compared to $2.0 million of cash used in investing activities for the year ended December 31, 2010. The majority of the increase in cash used for investing activities was attributable to increased expenditures for patents and fixed assets.

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

Financing Activities. We had financing activities for the year ended December 31, 2011 that provided $32.3 million, primarily from a stock offering that generated net proceeds of $32.1 million. The remainder of the funds provided was due to stock option and warrant exercises partially offset by debt repayments. For the year ended December 31, 2010, we had financing activities that provided $2.5 million through stock option and warrant exercises partially offset by debt repayments.

Our future expenditures and capital requirements depend on numerous factors, most of which are difficult to project beyond the short term. These requirements include our ability to meet the requirements of our U.S. government research projects, the progress of our research and development programs and our pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, our ability to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of our products. Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and we are likely to seek additional financing during 2012.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2011:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$1,842	$85	$182	$201	$1,374
Operating leases	15,971	2,536	4,070	2,869	6,496
Purchase Obligations(1)	2,925	2,925	—	—	—

	$20,738	$5,546	$4,252	$3,070	$7,870

(1)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to the Company and that specify all significant terms. Purchase obligations relate primarily to our DMD development program.

Recent Accounting Pronouncements

See “Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements” of the financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $39.9 million and $33.6 million at December 31, 2011 and 2010, respectively. We do not enter into investments for trading or speculative purposes and our cash equivalents are invested in money market accounts. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to extremely low rates of investment interest and to the short term nature of our cash and cash equivalents. Future declines in interest rates, however, would reduce investment income, but are not likely to be a material source of revenue to our company in the foreseeable future. A 0.1% decline in interest rates, occurring January 1, 2011 and sustained throughout the period ended December 31, 2011, would be inconsequential.

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 begins on page F-1 in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated into this item by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act. Based on that review, the Principal Executive and Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act during the quarter ended December 31, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AVI BioPharma, Inc:

We have audited AVI BioPharma, Inc.’s (a development stage company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AVI BioPharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AVI BioPharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of AVI BioPharma, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011 and the information included in the cumulative from inception presentations for the period January 1, 2002 to December 31, 2011 (not separately presented herein), and our report dated March 13, 2012 expressed an unqualified opinion on those financial statements. The financial statements of AVI BioPharma, Inc. for the period July 22, 1980 (inception) to December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.

/s/ KPMG LLP

Seattle, Washington

March 13, 2012

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The following financial statements of the Company and the Report of KPMG LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Annual Report on Form 10-K on the pages indicated:

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated March 12, 2008 by and among AVI BioPharma, Inc., EB Acquisition Corp., Ercole Biotech, Inc. and the Stockholder Representative.	8-K	001-14895	2.1	3/13/08

3.1	Fourth Restated and Amended Articles of Incorporation of AVI BioPharma, Inc.	S-8	333-175031	4.1	6/20/11

3.2	Amended and Restated Bylaws of AVI BioPharma, Inc.	10-K	001-14895	3.4	3/15/11

4.1	Form of Specimen Certificate for Common Stock.	10-K	001-14895	4.1	3/15/11

4.2	Form of Warrant to Purchase Common Stock, issued on December 19, 2007.	8-K	001-14895	4.5	12/13/07

4.3	Form of Common Stock Purchase Warrant, issued on January 30, 2009.	8-K	001-14895	4.4	1/30/09

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith
4.4	Form of Common Stock Purchase Warrant, issued on August 25, 2009.	8-K	001-14895	4.1	8/24/09

10.1†	Employment Agreement with Patrick Iversen, Ph.D., dated July 14, 1997.	10KSB	000-22613	10.12	3/30/98

10.2†	Amendment to Employment Agreement with Patrick Iversen, Ph.D., dated December 28, 2008.	10-K	001-14895	10.5	3/15/11

10.3†	Amendment No. 2 to Employment Agreement with Patrick Iversen, Ph.D., dated January 18, 2010.	10-K	001-14895	10.6	3/15/11

10.4†	Employment Agreement dated February 8, 2008 by and between AVI BioPharma, Inc. and Leslie Hudson, Ph.D.	10-Q	001-14895	10.63	5/12/08

10.5†	Executive Employment Agreement dated December 17, 2010 by and between AVI BioPharma, Inc. and Christopher Garabedian.	10-K	001-14895	10.17	3/15/11

10.6†	Executive Employment Agreement dated January 10, 2011 by and between AVI BioPharma, Inc. and Effie Toshav.	10-Q	001-14895	10.1	5/10/11

10.7†	Executive Employment Agreement dated March 29, 2011 by and between AVI BioPharma, Inc. and Peter S. Linsley, Ph.D.	10-Q	001-14895	10.4	5/10/11

10.8†	Executive Employment Agreement dated June 13, 2011 by and between AVI BioPharma, Inc. and Edward Kaye, M.D.	10-Q	001-14895	10.4	8/8/11

10.9†	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Effie Toshav dated January 10, 2011.	10-Q	001-14895	10.2	5/10/11

10.10†	Stand Alone Stock Option Grant between the Registrant and Peter Linsley dated May 16, 2011.	S-8	333-175031	4.8	6/20/11

10.11†	Stand Alone Stock Option Grant between the Registrant and Edward Kaye dated June 20, 2011.	S-8	333-175031	4.9	6/20/11

10.12†	Separation and Release Agreement dated April 20, 2010 between Leslie Hudson and AVI BioPharma, Inc.	8-K	001-14895	10.2	4/22/10

10.13†	Separation and Release Agreement effective June 9, 2011 between Paul Medeiros and AVI BioPharma, Inc.	10-Q	001-14895	10.3	8/8/11

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14†	Separation Agreement and Release effective July 30, 2011 between J. David Boyle II and AVI BioPharma, Inc.	10-Q	001-14895	10.1	11/8/11

10.15†	Separation and Release Agreement effective August 9, 2011 between Stephen Bevan Shrewsbury, M.D. and AVI BioPharma, Inc.	10-Q	001-14895	10.2	11/8/11

10.16†	AVI BioPharma, Inc. 2002 Equity Incentive Plan.	Schedule 14A	001-14895	Appendix A	4/11/02

10.17†	AVI BioPharma, Inc. 2011 Equity Incentive Plan.	8-K	001-14895	10.1	6/16/11

10.18†	Form of Stock Option Award Agreement under the 2011 Equity Incentive Plan.	8-K	001-14895	10.2	6/16/11

10.19†	Form of Notice of Grant of Restricted Stock under the 2011 Equity Incentive Plan.	8-K	001-14895	10.3	6/16/11

10.20†	AVI BioPharma, Inc. Non-Employee Director Compensation Policy.	8-K	001-14895	10.85	10/1/10

10.21†	Form of Indemnification Agreement.	8-K	001-14895	10.86	10/8/10

10.22*	Collaboration and License Agreement between Isis Pharmaceuticals and Ercole Biotech, Inc. dated May 16, 2003.	10-K	001-14895	10.78	3/16/10

10.23	Exclusive License Agreement by and between The University of Western Australia and AVI BioPharma, Inc., dated November 24, 2008.	10-K	001-14895	10.36	3/15/11

10.24	Agreement between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency dated May 5, 2009.	10-Q	001-14895	10.72	8/10/09

10.25	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no. HDTRA1-07-C-0010), effective May 29, 2009.	10-Q	001-14895	10.74	8/10/09

10.26	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no. HDTRA 1-07-C0010), effective September 30, 2009.	10-Q	001-14895	10.77	11/9/09

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27*	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no HDTRA 1-09-C-0046), effective March 25, 2010.	10-Q	001-14895	10.81	5/10/10

10.28*	Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. dated June 4, 2010.	10-Q	001-14895	10.84	8/9/10

10.29*	Modification No. PZ0001 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective March 3, 2011.	10-Q	001-14895	10.3	5/10/11

10.30*	Modification No. P00005 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective April 13, 2011.	10-Q	001-14895	10.1	8/8/11

10.31*	Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. dated July 14, 2010.	10-Q	001-14895	10.86	11/9/10

10.32*	Modification No. P00005 to Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. effective August 15, 2011.	10-Q/A	001-14895	10.3	2/15/12

10.33*	Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc., effective October 12, 2007.	10-K	001-14895	10.58	3/17/08

10.34*	First Amendment to Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc. dated June 2, 2009.	10-Q	001-14895	10.75	8/10/09

10.35	Shareholder’s Trust Agreement between and among AVI BioPharma, Inc., AVI Shareholder Advocacy Trust, The Shareholder Advocate LLC, and Richard Macary, dated October 29, 2007.	10-K	001-14895	10.59	3/17/08

10.36	Securities Purchase Agreement dated January 29, 2009 between AVI BioPharma, Inc. and the Purchasers identified on the signature pages thereto.	8-K	001-14895	10.67	1/30/09

10.37†	Letter Agreement Regarding Board of Director Representation dated January 29, 2009 between AVI BioPharma, Inc. and Eastbourne Capital Management, LLC.	8-K	001-14895	10.68	1/30/09

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.38	Commercial Lease between Research Way Investments, Landlord, and Antivirals, Inc., Tenant, effective June 15, 1992.	SB-2	333-20513	10.9	1/28/97

10.39	Lease Extension and Modification Agreement dated September 1, 1996, by and between Research Way Investments and Antivirals, Inc.	10-K	001-14895	10.53	3/15/11

10.40	Second Lease Extension and Modification Agreement dated January 24, 2006 by and between Research Way Investments and AVI BioPharma, Inc.	10-Q	001-14895	10.55	8/9/06

10.41	Real Property Purchase Agreement by and between WKL Investments Airport, LLC and AVI BioPharma, Inc., dated March 1, 2007, as amended.	10-Q	001-14895	10.61	8/9/07

10.42	Lease Agreement between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc., dated November 23, 2011.					X

10.43	First Amendment to Lease Agreement dated December 22, 2011 between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc.					X

10.44	Second Amendment to Lease Agreement dated January 20, 2012 between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc.					X

10.45	Lease dated July 27, 2009 by and between BMR-3450 Monte Villa Parkway, LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.76	11/9/09

10.46	First Amendment to Lease dated August 30, 2011 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.4	11/8/11

10.47	Second Amendment to Lease dated January 31, 2012 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.					X

10.48	Lease dated October 20, 2010, by and between S/I North Creek VII LLC and AVI BioPharma, Inc.	10-K	001-14895	10.57	3/15/11

10.49	Settlement Agreement dated April 20, 2010 among AVI BioPharma, Inc. and the Shareholder Group (as defined therein).	8-K	001-14895	10.1	4/22/10

21.1	Subsidiaries of the Registrant.	10-K	001-14895	21.1	3/16/10

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS***	XBRL Instance Document.					X

101.SCH***	XBRL Taxonomy Extension Schema Document.					X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Confidential treatment has been granted for portions of this exhibit.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan, contract or arrangement.

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

Dated: March 13, 2012	AVI BIOPHARMA, INC.

	By:	/s/ Christopher Garabedian
Christopher Garabedian President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Garabedian and Michael A. Jacobsen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2012:

Signature	Title

/s/ Christopher Garabedian Christopher Garabedian	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)

/s/ Michael A. Jacobsen Michael A. Jacobsen	Vice President, Finance (Principal Accounting Officer)

/s/ William Goolsbee William Goolsbee	Chairman of the Board

/s/ M. Kathleen Behrens M. Kathleen Behrens, Ph.D.	Director

/s/ Anthony Chase Anthony Chase	Director

/s/ John C. Hodgman John C. Hodgman	Director

/s/ Gil Price Gil Price, M.D.	Director

/s/ Hans Wigzell Hans Wigzell, M.D., Ph.D.	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AVI BioPharma, Inc:

We have audited the accompanying balance sheets of AVI BioPharma, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011 and the information included in the cumulative from inception presentations for the period January 1, 2002 to December 31, 2011 (not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of AVI BioPharma, Inc. for the period July 22, 1980 (inception) to December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AVI BioPharma, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 and the information included in the cumulative from inception presentations for the period January 1, 2002 to December 31, 2011 (not separately presented herein), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AVI BioPharma, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report, dated March 13, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 13, 2012

THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

Report of Arthur Andersen, Independent Public Accountants

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

/s/ Arthur Andersen LLP

Portland, Oregon

February 21, 2002

AVI BioPharma, Inc.

(A Development Stage Company)

Balance Sheets

(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$39,904	$33,589
Accounts receivable	3,633	3,224
Other current assets	1,647	1,025

Total Current Assets	45,184	37,838
Property held for sale	—	1,965
Property and Equipment, net of accumulated depreciation and amortization of $15,765 and $14,963	4,265	2,070
Patent Costs, net of accumulated amortization of $2,199 and $1,742	4,764	3,980
Other assets	155	123

Total Assets	$54,368	$45,976

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$9,396	$1,311
Accrued employee compensation	2,244	2,015
Long-term debt, current portion	85	81
Warrant valuation	5,446	39,111
Deferred revenue	3,304	3,304
Other liabilities	126	35

Total Current Liabilities	20,601	45,857
Commitments and Contingencies
Long-term debt, non-current portion	1,757	1,842
Other long-term liabilities	993	1,094
Shareholders' Equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 and 200,000,000 shares authorized; 135,743,120 and 112,352,452 issued and outstanding	13	11
Additional paid-in capital	340,968	304,818
Deficit accumulated during the development stage	(309,964)	(307,646)

Total Shareholders' Equity (Deficit)	31,017	(2,817)

Total Liabilities and Shareholders' Equity (Deficit)	$54,368	$45,976

See accompanying notes to financial statements.

AVI BioPharma, Inc.

(A Development Stage Company)

Statements of Operations

(in thousands, except per share data)

	Year ended December 31,			July 22, 1980 (Inception) through December 31, 2011
	2011	2010	2009
Revenues from license fees, grants and research contracts	$46,990	$29,420	$17,585	$136,219
Operating expenses:
Research and development	66,862	35,972	24,396	333,266
General and administrative	16,055	14,382	8,696	104,457
Acquired in-process research and development	—	—	—	29,461

Operating loss	(35,927)	(20,934)	(15,507)	(330,965)

Other non-operating (loss) income:
Interest (expense) income and other, net	587	259	(454)	9,169
Gain (loss) on change in warrant valuation	33,022	(11,502)	(9,198)	24,970
Realized gain on sale of short-term securities— available-for-sale	—	—	—	3,863
Write-down of short-term securities— available-for-sale	—	—	—	(17,001)

	33,609	(11,243)	(9,652)	21,001

Net income (loss)	$(2,318)	$(32,177)	$(25,159)	$(309,964)

Net income (loss) per share—basic	$(0.02)	$(0.29)	$(0.27)

Net income (loss) per share—diluted	$(0.02)	$(0.29)	$(0.27)

Weighted average number of common shares outstanding for computing basic income (loss) per share (in thousands)	129,595	111,233	93,090

Weighted average number of common shares outstanding for computing diluted income (loss) per share (in thousands)	129,595	111,233	93,090

See accompanying notes to financial statements.

AVI BioPharma, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

(in thousands)

	Partnership Units	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity (Deficit)
		Shares	Amount
BALANCE AT JULY 22, 1980 (Inception)	—	—	$—	$—	$—	$—	$—
Issuance of partnership units, warrants and common stock	3,615	8,273	1	33,733	—	—	33,734
Compensation expense related to issuance of warrants for common stock and partnership units	—	—	—	537	—	—	537
Exercise of warrants for partnership units and common stock	42	2,248	—	4,152	—	—	4,152
Exercise of options for common stock	—	1,036	—	4,133	—	—	4,133
Issuance of common stock for ESPP	—	854	—	2,332	—	—	2,332
Issuance of common stock and warrants for cash and securities, net of offering costs	—	47,882	5	176,795	—	—	176,800
Issuance of common stock and warrants for the acquisition of business interests	—	7,944	1	25,558	—	—	25,559
Issuance of common stock and warrants to vendors	—	860	—	3,297	—	—	3,297
Compensation expense related to issuance of options for common stock	—	—	—	7,155	—	—	7,155
Stock-based compensation	—	426	—	8,721	—	—	8,721
Conversion of debt into common stock and partnership units	9	10	—	88	—	—	88
Issuance of common stock in exchange for partnership units	(1,810)	1,633	—	—	—	—	—
Withdrawal of partnership net assets upon conveyance of technology	(1,856)	—	—	(177)	—	—	(177)
Common stock subject to rescission, net	—	(64)	—	(289)	—	—	(289)
Comprehensive income (loss):
Write-down of short-term securities—available-for-sale	—	—	—	—	17,001	—	17,001
Realized gain on sale of short-term securities—available-for-sale	—	—	—	—	(3,766)	—	(3,766)
Unrealized loss on short-term securities—available-for-sale	—	—	—	—	(13,235)	—	(13,235)
Net loss	—	—	—	—	—	(250,310)	(250,310)

Comprehensive loss							(250,310)

BALANCE AT DECEMBER 31, 2008	—	71,102	$7	$266,035	$—	$(250,310)	$15,732
Exercise of options for common stock	—	62	—	76	—	—	76
Issuance of common stock for ESPP	—	124	—	85	—	—	85
Issuance of common stock for cash and securities, net of offering costs	—	38,520	4	30,518	—	—	30,522
Compensation expense on issuance of restricted stock	—	427	—	203	—	—	203
Stock-based compensation	—	261	—	2,171	—	—	2,171
Comprehensive income (loss):
Net loss	—	—	—	—	—	(25,159)	(25,159)

Comprehensive loss							(25,159)

AVI BioPharma, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) — (Continued)

(in thousands)

	Partnership Units	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity (Deficit)
		Shares	Amount
BALANCE AT DECEMBER 31, 2009	—	110,496	$11	$299,088	$—	$(275,469)	$23,630
Exercise of options for common stock	—	1,702	—	2,012	—	—	2,012
Exercise of warrants for common stock	—	308	—	549	—	—	549
Compensation expense on issuance or cancelation of restricted stock	—	(154)	—	64	—	—	64
Stock-based compensation	—	—	—	3,105	—	—	3,105
Comprehensive income (loss):
Net loss	—	—	—	—	—	(32,177)	(32,177)

Comprehensive loss							(32,177)

BALANCE AT DECEMBER 31, 2010	—	112,352	$11	$304,818	$—	$(307,646)	$(2,817)
Exercise of options for common stock	—	182	—	166	—	—	166
Exercise of warrants for common stock	—	209	—	759	—	—	759
Issuance of common stock for cash, net of offering costs	—	23,000	2	32,096	—	—	32,098
Compensation expense on issuance or cancelation of restricted stock	—	—	—	33	—	—	33
Stock-based compensation	—	—	—	3,096	—	—	3,096
Comprehensive income (loss):
Net loss	—	—	—	—	—	(2,318)	(2,318)

Comprehensive loss							(2,318)

BALANCE AT DECEMBER 31, 2011	—	135,743	$13	$340,968	$—	$(309,964)	$31,017

See accompanying notes to financial statements.

AVI BioPharma, Inc.

(A Development Stage Company)

Statements of Cash Flows

(in thousands)

	Year ended December 31,			For the Period July 22, 1980 (Inception) through December 31, 2011
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,318)	$(32,177)	$(25,159)	$(309,964)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,300	1,463	1,379	20,445
Loss on disposal of assets	190	776	347	2,271
Realized gain on sale of short-term securities—available-for-sale	—	—	—	(3,863)
Write-down of short-term securities—available-for-sale	—	—	—	17,001
Impairment charge on real estate owned	109	408	128	1,445
Stock-based compensation	3,129	3,169	2,374	28,995
Conversion of interest accrued to common stock	—	—	—	8
Acquired in-process research and development	—	—	—	29,461
Increase (decrease) on warrant valuation	(33,022)	11,502	9,198	(24,970)
(Increase) decrease in:
Accounts receivable and other current assets	(1,063)	(1,211)	2,621	(5,174)
Net increase in accounts payable, accrued employee compensation, and other liabilities	7,996	861	312	14,131

Net cash used in operating activities	(23,679)	(15,209)	(8,800)	(230,214)
Cash flows from investing activities:
Purchase of property and equipment	(1,178)	(832)	(931)	(19,879)
Patent costs	(1,127)	(1,122)	(1,063)	(9,492)
Purchase of marketable securities	—	(7)	—	(112,993)
Sale of marketable securities	—	—	111	117,724
Acquisition costs	—	—	—	(2,389)

Net cash used in investing activities	(2,305)	(1,961)	(1,883)	(27,029)
Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	32,380	2,561	47,840	297,878
Repayments of long-term debt	(81)	(77)	(74)	(345)
Buyback of common stock pursuant to rescission offering	—	—	—	(289)
Withdrawal of partnership net assets	—	—	—	(177)
Issuance of convertible debt	—	—	—	80

Net cash provided by financing activities	32,299	2,484	47,766	297,147
Increase (decrease) in cash and cash equivalents	6,315	(14,686)	37,083	39,904
Cash and cash equivalents:
Beginning of period	33,589	48,275	11,192	—

End of period	$39,904	$33,589	$48,275	$39,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$90	$94	$97	$489
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$—	$—	$—	$17,897
Change in unrealized gain (loss) on short-term securities—available-for-sale	$—	$—	$—	$—
Issuance of common stock and warrants in satisfaction of liabilities	$643	$—	$—	$1,188
Issuance of common stock for building purchase	$—	$—	$—	$750
Assumption of long-term debt for building purchase	$—	$—	$—	$2,200
Issuance of common stock to acquire assets	$—	$—	$—	$8,075
Assumption of liabilities to acquire assets	$—	$—	$—	$2,124

See accompanying notes to financial statements.

AVI BioPharma, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

AVI BioPharma, Inc. (the “Company”) is a biopharmaceutical company incorporated in the State of Oregon on July 22, 1980. The Company is focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying the Company’s proprietary platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. The Company is focused on rapidly advancing the development of its Duchenne muscular dystrophy drug candidates, including its lead product candidate, eteplirsen, which is currently in a Phase IIb clinical trial. The Company is also focused on developing therapeutics for the treatment of infectious diseases, including its lead infectious disease programs aimed at the development of drug candidates for the Ebola and Marburg hemorrhagic fever viruses for which the Company has historically received and expects to continue to receive significant financial support from U.S. government research contracts.

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

Accounts Receivable

Accounts receivable are stated at invoiced amount and do not bear interest. Because the accounts receivable are primarily from the U.S. government and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The accounts receivable balance included $2,093,000 and $3,224,000 of receivables from the U.S. government that were unbilled at December 31, 2011 and 2010, respectively. $1,589,428 of the unbilled receivables at December 31, 2011 were billed to the U.S. government in January and February 2012.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally five years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset, which is generally five years, using the straight-line method. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that increase the useful life or value of the property and equipment are capitalized. Expenditures made for equipment specifically utilized and paid for by government research projects are expensed.

Amounts included in property and equipment are as follows:

	As of December 31,
	2011	2010
	(in thousands)
Lab equipment	$6,920	$6,207
Office equipment	1,295	1,188
Leasehold improvements	9,959	9,638
Building (formerly held for sale)	1,856	—

	20,030	17,033
Less accumulated depreciation	(15,765)	(14,963)

Property and equipment, net	$4,265	$2,070

In November 2009, the Company decided to outsource its large-scale manufacturing activities and listed for sale the industrial property it owns in Corvallis, Oregon. In connection with this decision, the Company classified the property as “Property held for sale” in the fourth quarter of 2009, ceased depreciating the property and recorded an impairment charge of $128,000 to reduce the carrying value of the property to fair market value less the costs to sell. The Company recorded similar impairment charges in 2011 and 2010 of $109,000 and $408,000, respectively. The Company, with the assistance of independent appraisals, periodically estimated the value of the property which is considered a Level 3 fair value measure. In November 2011, the Company leased approximately 70% of the building to a third party through March 31, 2017 at rates ranging from $14,500 per month to $15,500 per month. Under the terms of the agreement, the third party can terminate the lease in November 2014 upon proper notice and delivery of a termination fee. In addition, the third party has the option to purchase the building for prices ranging from $2.0 million to $2.2 million during the initial lease term. Upon entering into the lease agreement, the Company reclassified the carrying value of the building from “Property held for sale” to “Property and equipment” and began depreciating the building over 30 years which is the remaining term of the ground lease.

Depreciation expense was $838,000 in 2011, $1,217,000 in 2010 and $1,154,000 in 2009.

Patent Costs

Patent costs consist primarily of external legal costs, filing fees incurred to file patent applications and renewal fees on proprietary technology developed or licensed by the Company. Patent costs associated with applying for a patent, being issued a patent and annual renewal fees are capitalized. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Patent costs are amortized on a straight-line basis over the shorter of the estimated economic lives and the initial term of the patents, generally 20 years. Patent amortization expense was $462,000, $246,000 and $225,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company also expensed the remaining net book value of previously capitalized patents that were later abandoned of $190,000, $766,000 and $347,000, in 2011, 2010 and 2009, respectively. The Company expects to incur amortization expense of approximately $415,000 per year over the next five years based on the unamortized patent costs as of December 31, 2011.

Revenue Recognition

Government Research Contract Revenue. Substantially all of the Company’s revenue is generated from U.S. government research contracts and grants. See “Note 7—U.S. Government Contracts.” The Company’s contracts with the U.S. government are cost plus contracts providing for reimbursed costs which include overhead and general and administrative costs and a target fee. The Company recognizes revenue from U.S. government research contracts during the period in which the related expenses are incurred and presents such revenues and related expenses gross in the consolidated financial statements.

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

Research and Development

Research and development expense consists of costs associated with research activities as well as costs associated with the Company’s product development efforts, conducting preclinical studies, and clinical trial and manufacturing costs.

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

Stock Compensation

The Company issues stock options to certain employees, officers and directors. GAAP requires companies to account for stock options using the fair value method, which results in the recognition of compensation expense over the vesting period of the awards. See “Note 3—Stock Compensation” for additional information.

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

•	Level 3—valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$39,904	$39,904	$—	$—

Total assets	$39,904	$39,904	$—	$—

	Fair Value Measurement as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$33,589	$33,589	$—	$—

Total assets	$33,589	$33,589	$—	$—

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$5,446	$—	$—	$5,446

Total liabilities	$5,446	$—	$—	$5,446

	Fair Value Measurement as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$39,111	$—	$—	$39,111

Total	$39,111	$—	$—	$39,111

A reconciliation of the change in value of the Company’s warrants for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2011	2010	2009
	(in thousands)
Balance at January 1	$39,111	$27,609	$1,254
Change in value of warrants	(33,022)	11,502	9,198
Reclassification to shareholders’ equity upon exercise of warrants	(643)	—	—
Issuances	—	—	17,157

Balance at December 31	$5,446	$39,111	$27,609

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

During 2011, the Company recognized $7,000 less in rent expense than the amount paid per the lease agreements and for 2010 and 2009, additional rent expense of $33,000 and $230,000, respectively, was recognized due to the amortization of future scheduled rent increases.

Commitments and Contingencies

As of December 31, 2011, the Company was not a party to any material legal proceedings with respect to itself, its subsidiaries, or any of its material properties. In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Long-Lived Asset Impairment

Long-lived assets held and used by the Company and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with GAAP. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

In November 2009, the Company decided to outsource its large-scale manufacturing activities and listed for sale the industrial property it owns in Corvallis, Oregon. The Company with the assistance of independent appraisals, determined the fair value of the property less costs to sell and reduced its carrying value by $109,000, $408,000 and $128,000 in 2011, 2010 and 2009, respectively. The Company considers the property valuation a Level 3 fair value measure. In November 2011, the Company leased approximately 70% of the property to a third party as described previously under Property and Equipment.

The Company conducts periodic evaluations of the value of its patents. Pursuant to these evaluations, the Company recorded charges of $190,000, $766,000 and $347,000 in 2011, 2010 and 2009, respectively, for previously capitalized costs related to patents that were abandoned.

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

In June 2011, the FASB issued guidance regarding presentation of other comprehensive income in the financial statements. This guidance will eliminate the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance in the first quarter of 2012 is not expected to have a material impact on the Company’s financial statements.

3. STOCK COMPENSATION

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

In general, stock options granted under the 2011 Plan have a ten year term and typically vest over a four year period, with one-fourth of the underlying shares vesting on the first anniversary of the grant and 1/48th of the underlying shares vesting monthly thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant. The maximum number of shares that may be issued under the 2011 Plan is 15,072,457 including 2,072,457 shares reserved but not issued under the 2002 Plan. In addition, shares subject to outstanding awards under the 2002 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, will be available for issuance under the 2011 Plan, up to a maximum of 11,086,073 shares. As a result of 2002 Plan awards canceled after inception of the 2011 Plan, an additional 1,795,831 shares are available for future grants under the 2011 Plan.

As of December 31, 2011, 12,284,538 shares of common stock remained available for future grant under the 2011 Plan.

During the year ended December 31, 2011, in connection with their appointments as officers of the Company, certain officers were granted options to purchase 650,000, 800,000 and 850,000 shares of the Company’s common stock at exercise prices of $2.58, $1.76, and $1.38, respectively. These options were granted outside of the Plans and have vesting schedules consistent with other grants made in 2011. The shares underlying these options are included in the following stock option tables.

A summary of the Company’s stock option activity with respect to 2011, 2010 and 2009 follows:

	For the year ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	8,490,055	$2.14	8,932,811	$2.79	7,540,873	$3.34
Granted	9,572,250	1.53	3,607,365	1.58	2,727,000	1.10
Exercised	(151,743)	1.09	(1,701,630)	1.18	(62,711)	1.68
Canceled or expired	(3,404,705)	1.65	(2,348,491)	4.42	(1,272,351)	2.72

Options outstanding at end of year	14,505,857	$1.86	8,490,055	$2.14	8,932,811	$2.79

Exercisable at end of year	4,453,266	$2.60	3,919,519	$2.93	5,119,227	$3.94

Vested at December 31, 2011 and expected to vest	13,867,936	$1.88

	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at end of year	$37,290	6.94

Exercisable at end of year	$3,090	3.30

Vested at December 31, 2011 and expected to vest	$34,347	6.86

The weighted-average fair value per share of stock-based awards, including stock options and restricted stock grants, granted during the 2011, 2010 and 2009 was $1.02, $1.11 and $1.09, respectively. During the same periods, the total intrinsic value of stock options exercised was $82,000, $976,000 and $105,000, respectively. The total grant date fair value of stock options vested for 2011, 2010 and 2009 was $2,777,000, $2,666,000 and $1,740,000, respectively.

During 2011, 2010 and 2009, $166,000 $2,011,000 and $76,000, respectively, was received upon the exercise of stock options.

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

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.9% - 2.4%	1.4% - 3.8%	1.2% - 1.8%
Expected dividend yield	—%	—%	—%
Expected lives	5.2 - 8.9 years	5.3 - 8.0 years	3.6 - 9.1 years
Expected volatility	78.2% - 81.6%	82.5% - 90.3%	92.0% - 94.4%

The risk-free interest rate is estimated using an average of treasury bill interest rates over a historical period commensurate with the expected term of the option that correlates to the prevailing interest rates at the time of grant. The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future. The expected lives are estimated using expected and historical exercise behavior. The expected volatility is estimated using calculated volatility of the Company’s common stock over a historical period commensurate with the expected term of the option. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

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

Restricted Stock Awards

In June 2011, 2010 and 2009, the Company granted a total of 30,000, 20,000 and 25,000 shares of restricted stock, respectively to members of its board of directors. These shares vest no later than the first anniversary of the date of grant. During 2011, 2010 and 2009, the Company recognized compensation expense related to these shares of $22,000, $26,000 and $17,000, respectively.

In May 2009, the Company granted 100,000 shares of restricted stock to its Chief Business Officer. These shares would have vested upon the achievement of certain performance milestones. No compensation expense related to these shares has been recognized as the achievement of the performance milestones was not accomplished. The restricted stock was cancelled in 2010.

In January 2009, the Company granted 60,000 shares of restricted stock to its Chief Medical Officer. These shares became fully vested in July 2009 and the Company recognized compensation expense related to these shares of $82,000.

In February 2008, the Company granted 333,000 shares of restricted stock to its former Chief Executive Officer. Of these shares, 100,000 vested immediately and the remaining 233,000 were scheduled to vest over a period of four years. In April 2010, the former CEO tendered his resignation at the request of the board of directors. Pursuant to the terms of the related separation agreement, 116,500 shares of his previously granted restricted stock immediately became fully vested at the effective date of the separation agreement. During 2010 and 2009, the Company recognized compensation expense related to these shares of $134,000 and $64,000, respectively.

The following table sets forth restricted stock activity for the years shown:

	For the year ended December 31,
	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards at beginning of year	20,000	$1.30	300,000	$1.09	233,000	$1.09
Granted	30,000	1.41	20,000	1.30	446,000	1.03
Vested	(20,000)	1.30	(200,000)	1.09	(379,000)	1.02
Forfeited or canceled	—	—	(100,000)	1.10	—	—

Restricted Stock Awards at end of year	30,000	$1.41	20,000	$1.30	300,000	$1.09

The weighted-average grant-date fair value of restricted stock awards is based on the market price of the Company’s common stock on the date of grant. The grant-date fair value of the restricted stock awards made during 2011, 2010 and 2009 was $1.41, $1.30 and $1.03, respectively. The total grant-date fair values of restricted stock awards that vested during 2011, 2010 and 2009 were approximately $26,000, $219,000 and $385,000, respectively.

Stock-based Compensation Expense

The amount of stock-based compensation expense recognized in 2011, 2010 and 2009 was $3,129,000, $3,169,000 and $2,374,000, respectively. A summary of the stock based compensation expense recognized in the statement of operations is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Research and development	$1,279	$970	$1,192
General and administrative	1,850	2,199	1,182

Total	$3,129	$3,169	$2,374

As of December 31, 2011, there was $8,011,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock, granted under the Plan. These costs are expected to be recognized over a weighted-average period of 3.1 years.

Pursuant to the terms of the separation agreement between the Company’s former Chief Executive Officer and the Company, unvested options previously granted to purchase 1,166,833 shares of common stock and 116,500 shares of restricted stock immediately became fully vested and exercisable at the effective date of the separation agreement. The Company recorded a charge of stock compensation expense of $1,181,000 as a result of the accelerated vesting of these shares in 2010. In addition, the Company recorded a compensation expense of $1,384,000 in 2010 for severance pursuant to the separation agreement.

In 2011, the Company entered into separation agreements and releases with several of its former executives. Pursuant to these agreements, the Company immediately vested certain outstanding existing stock options held by these departing executives and extended the period in which the options can be exercised for a period of up to one year. As a result of these separation agreements and releases, the Company recorded a stock compensation charge of $526,000 and a compensation expense of $1,284,000 in 2011.

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$(2,318)	$(32,177)	$(25,159)
Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	129,595	111,233	93,090
Dilutive effect of warrants and stock options after application of the treasury stock method*	—	—	—

Weighted average number of common shares outstanding for computing diluted earnings per share	129,595	111,233	93,090

Net income (loss) per share—basic and diluted	$(0.02)	$(0.29)	$(0.27)

*	Warrants and stock options to purchase approximately 43,711,000, 38,155,000 and 41,266,000 shares of common stock as of December 31, 2011, 2010 and 2009, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

5. LIQUIDITY

Since its inception in 1980, the Company has incurred losses of approximately $310.0 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenue from product sales, the Company expects to incur operating losses over the next several years.

The Company believes it has sufficient cash to fund operations at least through the following 12 months. The Company anticipates receiving continued funding from the U.S. government to pursue the development of its therapeutics against Ebola and Marburg, and has assumed certain revenues from these awards in providing this guidance. Should the Company’s funding from the U.S. government cease or be delayed, it would have a significant negative impact on the Company’s financial condition and on this guidance and the Company would likely be forced to significantly curtail its research and development efforts unless additional funding was obtained. The Company is also likely to pursue additional funding through public or private financings and cash generated from establishing collaborations or licensing its technology to other companies.

At December 31, 2011, cash and cash equivalents were $39.9 million, compared to $33.6 million at December 31, 2010. The Company’s principal sources of liquidity have been equity financings and revenue from its U.S. government research contracts and grants. The Company’s principal uses of cash have been research and development expenses, general and administrative expenses and other working capital requirements.

In the periods presented, nearly all of the revenue generated by the Company was derived from research contracts with and grants from the U.S. government. As of December 31, 2011, the Company had substantially completed all of its contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg. Pursuant to this agreement, as of December 31, 2011, the Company is currently entitled to receive up to $126.5 million of which $52.7 million has been recognized as revenue. In addition, if the U.S. government elects to exercise all its options under the agreement, an additional $161.5 million in funding is available. See “Note 7—U.S. Government Contracts” for additional information.

In December 2007 and January and August 2009, the Company sold shares of its common stock and also issued warrants to purchase shares of its common stock in offerings registered under the Securities Act of 1933 (the “Securities Act”). Additionally, in April 2011, the Company sold shares of its common stock in an offering registered under the Securities Act. See “Note 6—Equity Financing” for more information.

The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with U.S. government sponsored programs, and the complex regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

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

In April 2011, the Company sold 23.0 million shares of its common stock at the price of $1.50 per share in an offering registered under the Securities Act. The offering generated net proceeds of $32.1 million.

The warrants issued in connection with the December 2007 and January and August 2009 offerings are classified as a liability due to their settlement terms. Accordingly, the fair value of the warrants is recorded on the consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting period with the adjustment to fair value reflected in the consolidated statement of operations as described in greater detail in “Note 9—Warrants.” These warrants are non-cash liabilities; the Company is not required to expend any cash to settle these liabilities.

7. U.S. GOVERNMENT CONTRACTS

In the periods presented, nearly all of the revenue generated by the Company was derived from research contracts with and grants from the U.S. government. As of December 31, 2011, the Company had substantially completed all of its contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg. Pursuant to this agreement, as of December 31, 2011, the Company is currently entitled to receive up to $126.5 million of which $52.7 million has been recognized as revenue. In addition, if the U.S. government elects to exercise all its options under the agreement, an additional $161.5 million in funding is available.

The following table sets forth the revenue from each of the Company’s contracts with the U.S. government and other revenue for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
January 2006 Agreements (Ebola and Marburg host factor, Dengue, Anthrax and Ricin)	$9	$519	$2,288
November 2006 Agreement (Ebola, Marburg and Junín Viruses)	—	3,204	10,421
May 2009 Agreement (H1N1)	516	5,171	1,716
June 2010 Agreement (H1N1)	3,490	8,809	—
July 2010 Agreement (Ebola and Marburg)	42,875	9,822	—
Grants	—	1,622	725
Other Agreements	100	273	2,435

Total	$46,990	$29,420	$17,585

The following is a description of contracts with the US government contracts and grants:

January 2006 Agreements (Ebola and Marburg Host Factors, Dengue, Anthrax and Ricin)

The 2006 defense appropriations included an allocation of $11.0 million to fund the Company’s ongoing defense-related programs under four different contracts, all of which were executed in 2007, and the last of which expired in October 2010. As of December 31, 2011, the Company has recognized revenue of $9.7 million with respect to these contracts and the Company does not expect to receive any additional revenue under these contracts.

November 2006 Agreement (Ebola, Marburg and Junín Viruses)

In November 2006, the Company entered into a two-year research contract with the U.S. Defense Threat Reduction Agency (“DTRA”), which entitled the Company to $28.0 million to fund development of the Company’s antisense therapeutic candidates against Ebola, Marburg and Junín hemorrhagic viruses. The contract was subsequently amended twice, which amendments extended the term of the contract to February 2011 and increased the award to an aggregate of $45.4 million. In November 2010, the Company and DTRA agreed that the key activities under this contract had been completed. As of December 31, 2011, the Company had recognized revenue of $38.4 million with respect to this contract and the Company does not expect any further revenue.

May 2009 Agreement (H1N1/Influenza)

In May 2009, the Company entered into a contract with DTRA to develop swine flu drugs. Under this contract, DTRA was to pay the Company up to $4.1 million for the work involving the application of the Company’s proprietary PMO and PMOplus® antisense chemistry. In March 2010, the contract was amended to include testing against additional influenza strains and funding increased to an aggregate of $8.1 million. As of December 31, 2011, the Company has recognized revenue of $7.4 million with respect to this contract and does not expect to receive additional revenue under this contract.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, the Company entered into a contract with DTRA to advance the development of AVI-7100 as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program (“TMT”) of the U.S. Department of Defense (“DoD”). The contract originally provided for funding of up to $18.0 million, but, pursuant to a subsequent modification, was decreased to $13.1 million. The period of performance for this contract ended on June 3, 2011 and, as of December 31, 2011, the Company has recognized revenue of $12.3 million and does not expect to receive any additional revenue.

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, the Company was awarded a new contract with the DoD Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of the Company’s hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against the Ebola and Marburg viruses, respectively. The contract is structured into four segments for each therapeutic candidate and has an aggregate period of performance spanning approximately six years if DoD exercises its options for all segments. Activities under the first segment began in July 2010 and include Phase I studies in healthy volunteers as well as preclinical studies. In September 2011, the contract was amended to shift activities originally scheduled to occur during the second segment for each therapeutic candidate to the current funding period, which is scheduled to be completed in the second quarter of 2013. As a result of the amendment, the aggregate available funding for the current segments is approximately $126.5 million of which $52.7 million has been recognized to date.

After completion of the first segment, and each successive segment, DoD has the option to proceed to the next segment for either or both AVI-6002 and AVI-6003. If DoD exercises its options for all four segments for both AVI-6002 and AVI-6003, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval for each therapeutic candidate and would provide for a total funding award to the Company of up to $288.0 million over a period of six years, of which $161.5 million remains to be funded.

In February 2012, the Company announced that it received approval from the FDA to proceed with a single oligomer from AVI-6003, AVI-7288, as the lead product candidate against Marburg virus infection.

2010 Qualifying Therapeutic Discovery Project

In October 2010, the Company was awarded five cash grants for its DMD program and infectious disease programs totaling approximately $1.2 million under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) and recognized the entire amount as revenue in 2010. The Company will not receive any further funding under the QTDP grants.

8. LONG-TERM DEBT

The Company has two loans outstanding which bear interest at 4.75%, mature in February 2027 and are collateralized by the facility the Company owns in Corvallis, Oregon. At December 31, 2011, these loans had unpaid principal balances of $1,172,000 and $670,000, for a total indebtedness of $1,842,000. The Company incurred interest expense on these loans of $90,000, $94,000 and $97,000, respectively, for 2011, 2010 and 2009.

The following table sets forth the expected future principal payments on these loans for the years shown (in thousands):

2012	$85
2013	90
2014	92
2015	98
2016	103
Thereafter	1,374

Total scheduled loan principal payments	$1,842

9. WARRANTS

Warrants issued in connection with the Company’s December 2007, January 2009, and August 2009 financings are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities.

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

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.1% - 0.4%	0.6% - 1.0%	0.2% - 2.7%
Expected dividend yield	—%	—%	—%
Expected lives	1.0 -2.7 years	2.0 -3.7 years	0.4 - 4.7 years
Expected volatility	71.8% - 75.6%	84.7% - 90.1%	86.0% - 102.1%
Warrants classified as liabilities	28,948,962	29,409,546	30,203,466
Warrants classified as equity	255,895	255,895	2,129,530
Market value of stock at beginning of year	$2.12	$1.46	$0.66
Market value of stock at end of year	$0.75	$2.12	$1.46

The risk-free interest rate is estimated using an average of treasury bill interest rates that correlate to the prevailing interest rates at the time of the valuation date. The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future. The expected lives are based on the remaining contractual lives of the related warrants at the valuation date. The expected volatility is estimated using historical volatility of the Company’s common stock, over a period commensurate with the remaining contractual lives, taking into account factors such as future events or circumstances that could impact volatility. The amounts estimated according to the Black-Scholes option pricing model may not be indicative of the actual values realized upon the exercise of these warrants by the holders.

All other warrants issued by the Company other than the warrants issued in connection with its December 2007, January 2009 and August 2009 financings are classified as equity; the fair value of the warrants was recorded as additional paid-in capital and no further adjustments are made. For 2011, 2010 and 2009, 255,895 shares, 255,895 shares and 2,129,530 shares, respectively, were underlying such warrants.

A summary of the Company’s warrant activity with respect to 2011, 2010 and 2009 is as follows:

	For the year ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding at beginning of year	29,665,441	$1.58	32,332,996	$3.40	10,123,759	$8.54
Granted	—	—	—	—	24,369,238	1.41
Exercised	(460,584)	1.39	(308,000)	1.78	—	—
Expired	—	—	(2,359,555)	26.50	(2,160,001)	5.00

Warrants outstanding at end of year	29,204,857	$1.59	29,665,441	$1.58	32,332,996	$3.40

Exercisable at end of year	29,204,857	$1.59	29,665,441	$1.58	20,948,808	$1.60

The following table summarizes information about warrants outstanding at December 31, 2011.

Exercise Price	Outstanding Warrants at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
$0.0003	16,667	No expiration date	16,667
0.1679	238,228	0.9	238,228
1.14	1,000	No expiration date	1,000
1.16	14,124,202	2.6	14,124,202
1.45	66,142	2.1	66,142
1.78	9,410,310	2.7	9,410,310
2.45	5,348,308	1.0	5,348,308

	29,204,857		29,204,857

10. SIGNIFICANT AGREEMENTS

Eleos Agreement

In January 2007, the Company entered into a cross-license agreement with Eleos Inc. (“Eleos”) for the development of antisense drugs targeting p53, a well-studied human protein that controls cellular response to genetic damage. Under the terms of the agreement, the Company granted Eleos an exclusive license to certain of the Company’s intellectual property related to treatment of cancer with p53-related drugs. In return, Eleos granted an exclusive license to its intellectual property to the Company for treatment of most viral diseases with drugs that target p53. The companies are sharing rights under their respective intellectual property licensed under the agreement in other medical fields where targeting p53 may be therapeutically useful. Each company will pay to the other milestone payments and royalty payments ranging from low single digit percentages to low double digit percentages on net sales of products that utilize technology licensed under the agreement. In addition, Eleos made an upfront payment of $500,000 to the Company. The Company recognized license fees of $125,000 in each of 2010 and 2009 and all of the upfront payment has been recognized as revenue.

Charley’s Fund Agreement

In October 2007, Charley’s Fund, Inc. (“Charley’s Fund”), a nonprofit organization that funds drug development and discovery initiatives specific to DMD, awarded the Company a $2.45 million research grant and, in May 2009, the grant authorization was increased to a total of $5.0 million. Pursuant to the related sponsored research agreement, the grant was provided to support the development of product candidates related to exon 50 skipping which utilize the Company’s proprietary technologies. The grant requires the Company to make mid single-digit percentage royalty payments on net sales of any such products that are successfully commercialized up to the total amount received under the grant.

As of December 31, 2011, Charley’s Fund has made payments of approximately $3.4 million to the Company. Revenue associated with this research and development arrangement is recognized based on the proportional performance method, using the payment received method. To date, the Company has recognized $60,000 as revenue, but did not recognize any revenue for the years ended December 31, 2011, 2010 and 2009. The Company does not expect to receive any incremental funding under the grant and has deferred $3.3 million of previous receipts which is anticipated to be recognized as revenue once the Company completes the remaining milestones and they are agreed to by Charley’s Fund.

11. INCOME TAXES

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of $230.9 million and $201.2 million, respectively, available to reduce future taxable income, which expire 2012 through 2032. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code and similar state laws based on ownership changes and the value of the Company’s stock. Approximately $5.0 million of the Company’s carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company’s carryforwards, as tax affected, will be accounted for as a direct increase to contributed capital rather than as a reduction of the year’s provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from timing differences related to depreciation, amortization, treatment of research and development costs, limitations on the length of time that net operating losses may be carried forward, and differences in the recognition of stock-based compensation.

The Company had net deferred tax assets of $116.8 million and $108.7 million at December 31, 2011 and 2010, respectively, primarily from U.S. federal and state net operating loss carryforwards, U.S. federal and state research and development credit carryforwards, share based compensation expense and intangibles. A valuation allowance was recorded to reduce the net deferred tax asset to zero because it is more likely than not that the deferred tax asset will not be realized.

An analysis of the deferred tax assets (liabilities) is as follows:

	December 31,
	2011	2010
	(in thousands)
Net operating loss carryforwards	$87,270	$79,813
Difference in depreciation and amortization	2,574	2,882
Capital loss carryforward	5	8
Research and development tax credits	20,740	19,739
Stock compensation	4,153	4,164
Deferred rent	372	430
Deferred revenue	1,124	1,288
Other	571	378

	116,809	108,702
Valuation allowance	(116,809)	(108,702)

Net deferred tax asset	$—	$—

The net change in the valuation allowance for deferred tax assets was an increase of approximately $8.1 million for the year ended December 31, 2011 and an increase of approximately $5.4 million for the year ended December 31, 2010, mainly due to the increase in the net operating loss carryforwards and research and development tax credits.

The reconciliation between the Company’s effective tax rate and the income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Federal income tax rate	34.0%	34.0%	34.0%
Research and development tax credits	54.6	3.9	(4.3)
Valuation allowance	(507.4)	(16.8)	(30.4)
Permanent Differences	450.0	(12.8)	(0.2)
Other	(31.2)	(8.3)	0.9

Effective tax rate	0.0%	0.0%	0.0%

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at December 31, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for 2011, 2010 or 2009. The Company has not recognized any liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

12. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office and laboratory facilities under various noncancelable operating leases through December 2020. In addition, the Company leases the land in Corvallis, Oregon upon which the industrial building owned by the Company is built—See “Note 2—Summary of Significant Accounting Polices.” Rent expense under these leases was $2,498,000, $1,821,000 and $1,467,000 for 2011, 2010 and 2009, respectively.

The Company’s corporate headquarters are located in Bothell, Washington. The Bothell facilities consist of office and laboratory space.

The Company has a one-time option to terminate the lease for its Bothell, Washington combined office and laboratory space effective as of June 2013. To exercise this option, the Company must pay the landlord a one-time termination fee of $207,000 and provide notice to the landlord by June 2012. The base rent for this facility is approximately $46,000 per month and the base rent on the Company’s second Bothell facility is approximately $12,000 per month. The amount of base rent is subject to an annual increase of approximately 3% at each Bothell facility. The Company also has temporary office space with varying termination dates through July 2012 in Cambridge, Massachusetts. The space is governed by the terms of service agreements that do not create a tenancy interest, leasehold estate or other real property interest in the Company’s favor. The monthly service fee is approximately $6,600 per month. The Company also leases additional laboratory and office space in Corvallis, Oregon. Monthly rent at the Corvallis, Oregon facility is approximately $72,000 per month and is subject to an annual increase of 3%. The Corvallis, Oregon land lease is approximately $700 per month and is subject to an annual increase of 1.5%.

The following table lists the locations, expiration dates and the square footage of the Company’s principal leased properties as of December 31, 2011:

Location of Property	Square Footage	Lease Expiration Date
Cambridge, Massachusetts	1,058	July 2012
Bothell, Washington	8,398	December 2012
Bothell, Washington	19,108	November 2014
Corvallis, Oregon	53,000	December 2020
Corvallis, Oregon land lease	N/A	February 2042

At December 31, 2011, the aggregate non-cancelable future minimum payments under leases were as follows:

Year ending December 31,
(in thousands)
2012	$2,536
2013	2,036
2014	2,034
2015	1,413
2016	1,456
Thereafter	6,496

Total minimum lease payments	$15,971

Royalty Obligations

The Company has license agreements for which it is obligated to pay minimum royalties if the Company does not terminate the relevant agreement. The notice period to terminate these agreements is six months or less. Royalty payments under these agreements were $94,000, $100,000 and $75,000 for 2011, 2010 and 2009, respectively.

The Company is also obligated to pay royalties upon the net sales of DMD products. The royalty rates are in the low single-digit percentages for both inside and outside the United States. In addition, the Company is obligated to pay Charley’s Fund a mid single-digit percentage royalty on the net sales of any exon 50 skipping product developed pursuant to the agreement with Charley’s Fund up to a maximum of $3.4 million (see “Note 10 Significant Agreements”).

The commercialization of other products in early stage development may require the payment of milestones or royalties upon commercialization.

Milestone Obligations

The Company has license agreements for which it is obligated to pay development milestones as a product candidate proceeds from the filing of an Investigational New Drug application through approval for commercial sale. During 2011, 2010 and 2009, the Company milestone payments were inconsequential.

Litigation

As of December 31, 2011, the Company was not a party to any material legal proceedings with respect to itself, its subsidiaries, or any of its material properties. In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase Commitments

In the Company’s continuing operations, it has entered into long-term contractual arrangements from time to time for the provision of goods and services. The following table presents noncancelable contractual obligations arising from these arrangements as of December 31, 2011:

Year ending December 31,
(in thousands)
2012	$2,925
2013	—
2014	—
2015	—
2016	—
Thereafter	—

Total purchase commitments	$2,925

13. RESTRUCTURING

In December 2011, the Company restructured its operations by reducing its workforce by 35 employees, or 28%. Restructuring charges totaling $1,145,000 were recorded in 2011 and included severance and related costs. The charge included $548,000 to research and development expense and $597,000 to general and administrative expense. The restructuring was completed by January 31, 2012 and all severance costs are expected to be paid by July 31, 2012.

Changes in the liability and the balance at year end related to the December 2011 restructuring plan are as follows:

Year ending December 31, 2011
(in thousands)
Balance at January 1	$—
Restructuring charge for severance	1,145
Severance payments	(317)

Balance at December 31	$828

14. FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2011 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenues from license fees, grants and research contracts	$13,585	$7,524	$11,585	$14,296
Operating expenses:
Research and development	18,701	15,610	17,750	14,801
General and administrative	3,884	3,185	3,960	5,026

Operating loss	(9,000)	(11,271)	(10,125)	(5,531)
Other income (loss):
Interest (expense) income, and other, net	147	199	151	90
Gain (loss) on change in warrant valuation	7,443	7,052	11,253	7,274

Net income (loss)	$(1,410)	$(4,020)	$1,279	$1,833

Net income (loss) per share—basic	$(0.01)	$(0.03)	$0.01	$0.02

Net income (loss) per share—diluted	$(0.01)	$(0.03)	$0.01	$0.02

Shares used in per share calculations—basic	135,743	135,738	134,090	112,482
Shares used in per share calculations—diluted	135,743	135,738	138,916	121,285

	2010 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenues from license fees, grants and research contracts	$15,516	$8,702	$3,997	$1,205
Operating expenses:
Research and development	13,886	9,059	6,931	6,096
General and administrative	3,365	3,440	4,733	2,844

Operating loss	(1,735)	(3,797)	(7,667)	(7,735)
Other income (loss):
Interest (expense) income, and other, net	84	82	51	42
Gain (loss) on change in warrant valuation	(5,993)	(3,578)	(9,040)	7,109

Net income (loss)	$(7,644)	$(7,293)	$(16,656)	$(584)

Net income (loss) per share—basic	$(0.07)	$(0.07)	$(0.15)	$(0.01)

Net income (loss) per share—diluted	$(0.07)	$(0.07)	$(0.15)	$(0.01)

Shares used in per share calculations—basic	112,328	111,767	110,383	110,429
Shares used in per share calculations—diluted	112,328	111,767	110,383	110,429

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated March 12, 2008 by and among AVI BioPharma, Inc., EB Acquisition Corp., Ercole Biotech, Inc. and the Stockholder Representative.	8-K	001-14895	2.1	3/13/08

3.1	Fourth Restated and Amended Articles of Incorporation of AVI BioPharma, Inc.	S-8	333-175031	4.1	6/20/11

3.2	Amended and Restated Bylaws of AVI BioPharma, Inc.	10-K	001-14895	3.4	3/15/11

4.1	Form of Specimen Certificate for Common Stock.	10-K	001-14895	4.1	3/15/11

4.2	Form of Warrant to Purchase Common Stock, issued on December 19, 2007.	8-K	001-14895	4.5	12/13/07

4.3	Form of Common Stock Purchase Warrant, issued on January 30, 2009.	8-K	001-14895	4.4	1/30/09

4.4	Form of Common Stock Purchase Warrant, issued on August 25, 2009.	8-K	001-14895	4.1	8/24/09

10.1†	Employment Agreement with Patrick Iversen, Ph.D., dated July 14, 1997.	10KSB	000-22613	10.12	3/30/98

10.2†	Amendment to Employment Agreement with Patrick Iversen, Ph.D., dated December 28, 2008.	10-K	001-14895	10.5	3/15/11

10.3†	Amendment No. 2 to Employment Agreement with Patrick Iversen, Ph.D., dated January 18, 2010.	10-K	001-14895	10.6	3/15/11

10.4†	Employment Agreement dated February 8, 2008 by and between AVI BioPharma, Inc. and Leslie Hudson, Ph.D.	10-Q	001-14895	10.63	5/12/08

10.5†	Executive Employment Agreement dated December 17, 2010 by and between AVI BioPharma, Inc. and Christopher Garabedian.	10-K	001-14895	10.17	3/15/11

10.6†	Executive Employment Agreement dated January 10, 2011 by and between AVI BioPharma, Inc. and Effie Toshav.	10-Q	001-14895	10.1	5/10/11

10.7†	Executive Employment Agreement dated March 29, 2011 by and between AVI BioPharma, Inc. and Peter S. Linsley, Ph.D.	10-Q	001-14895	10.4	5/10/11

10.8†	Executive Employment Agreement dated June 13, 2011 by and between AVI BioPharma, Inc. and Edward Kaye, M.D.	10-Q	001-14895	10.4	8/8/11

10.9†	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Effie Toshav dated January 10, 2011.	10-Q	001-14895	10.2	5/10/11

10.10†	Stand Alone Stock Option Grant between the Registrant and Peter Linsley dated May 16, 2011.	S-8	333-175031	4.8	6/20/11

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11†	Stand Alone Stock Option Grant between the Registrant and Edward Kaye dated June 20, 2011.	S-8	333-175031	4.9	6/20/11

10.12†	Separation and Release Agreement dated April 20, 2010 between Leslie Hudson and AVI BioPharma, Inc.	8-K	001-14895	10.2	4/22/10

10.13†	Separation and Release Agreement effective June 9, 2011 between Paul Medeiros and AVI BioPharma, Inc.	10-Q	001-14895	10.3	8/8/11

10.14†	Separation Agreement and Release effective July 30, 2011 between J. David Boyle II and AVI BioPharma, Inc.	10-Q	001-14895	10.1	11/8/11

10.15†	Separation and Release Agreement effective August 9, 2011 between Stephen Bevan Shrewsbury, M.D. and AVI BioPharma, Inc.	10-Q	001-14895	10.2	11/8/11

10.16†	AVI BioPharma, Inc. 2002 Equity Incentive Plan.	Schedule 14A	001-14895	Appendix A	4/11/02

10.17†	AVI BioPharma, Inc. 2011 Equity Incentive Plan.	8-K	001-14895	10.1	6/16/11

10.18†	Form of Stock Option Award Agreement under the 2011 Equity Incentive Plan.	8-K	001-14895	10.2	6/16/11

10.19†	Form of Notice of Grant of Restricted Stock under the 2011 Equity Incentive Plan.	8-K	001-14895	10.3	6/16/11

10.20†	AVI BioPharma, Inc. Non-Employee Director Compensation Policy.	8-K	001-14895	10.85	10/1/10

10.21†	Form of Indemnification Agreement.	8-K	001-14895	10.86	10/8/10

10.22*	Collaboration and License Agreement between Isis Pharmaceuticals and Ercole Biotech, Inc. dated May 16, 2003.	10-K	001-14895	10.78	3/16/10

10.23	Exclusive License Agreement by and between The University of Western Australia and AVI BioPharma, Inc., dated November 24, 2008.	10-K	001-14895	10.36	3/15/11

10.24	Agreement between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency dated May 5, 2009.	10-Q	001-14895	10.72	8/10/09

10.25	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no. HDTRA1-07-C-0010), effective May 29, 2009.	10-Q	001-14895	10.74	8/10/09

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no. HDTRA 1-07-C0010), effective September 30, 2009.	10-Q	001-14895	10.77	11/9/09

10.27*	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no HDTRA 1-09-C-0046), effective March 25, 2010.	10-Q	001-14895	10.81	5/10/10

10.28*	Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. dated June 4, 2010.	10-Q	001-14895	10.84	8/9/10

10.29*	Modification No. PZ0001 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective March 3, 2011.	10-Q	001-14895	10.3	5/10/11

10.30*	Modification No. P00005 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective April 13, 2011.	10-Q	001-14895	10.1	8/8/11

10.31*	Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. dated July 14, 2010.	10-Q	001-14895	10.86	11/9/10

10.32*	Modification No. P00005 to Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. effective August 15, 2011.	10-Q/A	001-14895	10.3	2/15/12

10.33*	Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc., effective October 12, 2007.	10-K	001-14895	10.58	3/17/08

10.34*	First Amendment to Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc. dated June 2, 2009.	10-Q	001-14895	10.75	8/10/09

10.35	Shareholder’s Trust Agreement between and among AVI BioPharma, Inc., AVI Shareholder Advocacy Trust, The Shareholder Advocate LLC, and Richard Macary, dated October 29, 2007.	10-K	001-14895	10.59	3/17/08

10.36	Securities Purchase Agreement dated January 29, 2009 between AVI BioPharma, Inc. and the Purchasers identified on the signature pages thereto.	8-K	001-14895	10.67	1/30/09

10.37†	Letter Agreement Regarding Board of Director Representation dated January 29, 2009 between AVI BioPharma, Inc. and Eastbourne Capital Management, LLC.	8-K	001-14895	10.68	1/30/09

10.38	Commercial Lease between Research Way Investments, Landlord, and Antivirals, Inc., Tenant, effective June 15, 1992.	SB-2	333-20513	10.9	1/28/97

10.39	Lease Extension and Modification Agreement dated September 1, 1996, by and between Research Way Investments and Antivirals, Inc.	10-K	001-14895	10.53	3/15/11

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.40	Second Lease Extension and Modification Agreement dated January 24, 2006 by and between Research Way Investments and AVI BioPharma, Inc.	10-Q	001-14895	10.55	8/9/06

10.41	Real Property Purchase Agreement by and between WKL Investments Airport, LLC and AVI BioPharma, Inc., dated March 1, 2007, as amended.	10-Q	001-14895	10.61	8/9/07

10.42	Lease Agreement between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc., dated November 23, 2011.					X

10.43	First Amendment to Lease Agreement dated December 22, 2011 between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc.					X

10.44	Second Amendment to Lease Agreement dated January 20, 2012 between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc.					X

10.45	Lease dated July 27, 2009 by and between BMR-3450 Monte Villa Parkway, LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.76	11/9/09

10.46	First Amendment to Lease dated August 30, 2011 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.4	11/8/11

10.47	Second Amendment to Lease dated January 31, 2012 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.					X

10.48	Lease dated October 20, 2010, by and between S/I North Creek VII LLC and AVI BioPharma, Inc.	10-K	001-14895	10.57	3/15/11

10.49	Settlement Agreement dated April 20, 2010 among AVI BioPharma, Inc. and the Shareholder Group (as defined therein).	8-K	001-14895	10.1	4/22/10

21.1	Subsidiaries of the Registrant.	10-K	001-14895	21.1	3/16/10

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1**	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS***	XBRL Instance Document.					X

101.SCH***	XBRL Taxonomy Extension Schema Document.					X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Confidential treatment has been granted for portions of this exhibit.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan, contract or arrangement.