Form 10-K/A
period 2011-12-31
AVI BIOPHARMA INC
filed 2012-04-30
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-14895

AVI BioPharma, Inc.

(Exact name of registrant as specified in its charter)

Oregon	93-0797222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3450 Monte Villa Parkway, Suite 101 Bothell, Washington	90821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 354-5038

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

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

The number of outstanding shares of the registrant’s common stock as of the close of business on April 25, 2012 was 135,743,787.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVI BioPharma, Inc.

FORM 10-K INDEX

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K (filed with the Securities and Exchange Commission on March 13, 2012) is being filed to provide the information required by Part III of Form 10-K. Such information will also be included in our definitive proxy statement.

Except for the matters disclosed in Part III — Items 10 through 14, and Exhibits 31.1 and 31.2, which are filed herewith, this Amendment No. 1 does not modify, amend or update in any way the financial statements or any other items or disclosures contained in our annual report on Form 10-K (which continues to speak as of the date of the filing thereof).

This report contains forward-looking statements or incorporates by reference forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements are based on information available to us on the date of this report and we will not update any of the forward-looking statements after the date of this report, except as required by law. Our actual results could differ materially from those discussed in our annual report. The forward-looking statements contained in this report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012, including without limitation, Part I — Item 1A “Risk Factors” of such annual report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

As of the date of this report, our board of directors is composed of seven directors. Our bylaws currently permit a maximum of seven directors. The shareholders or the board of directors may change from time to time the number of directors by amendment of the bylaws, but no decrease in the number of authorized directors will have the effect of shortening the term of any incumbent director.

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

The following table sets forth the names of and other information about each of our directors.

	Age	Director Since	Expiration Of Term (4)	Position(s) Held With AVI
Group I Directors:
Christopher Garabedian	45	2010	2012	President, CEO and Director
William Goolsbee (1)(2)	58	2007	2012	Chairman of the Board
Gil Price, M.D. (1)(3)	56	2007	2012	Director
Hans Wigzell, M.D., Ph.D.	73	2010	2012	Director
Group II Directors:
M. Kathleen Behrens, Ph.D. (1)(3)	59	2009	2013	Director
Anthony Chase (2)(3)	57	2010	2013	Director
John Hodgman (1)(2)	57	2004	2013	Director

(1)	Member of the compensation committee.
(2)	Member of the audit committee.
(3)	Member of the nominating and corporate governance committee.
(4)	The terms of Group I Directors expire as of the date of the 2012 annual meeting, and the terms of Group II Directors expire as of the date of the 2013 annual meeting.

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

Biographical Information

M. Kathleen Behrens, Ph.D., has served as a member of our board of directors since March 2009. She also serves as chairwoman of the nominating and corporate governance committee and as a member of the compensation committee. Dr. Behrens served as a member of the President’s Council of Advisors on Science and Technology (“PCAST”) from 2001 to early 2009 and as chairwoman of PCAST’s Subcommittee on Personalized Medicine. She has served as a public-market biotechnology securities analyst as well as a venture capitalist focusing on healthcare, technology and related investments. She was instrumental in the founding of several biotechnology companies including Protein Design Labs, Inc. and COR Therapeutics, Inc. She worked for Robertson Stephens & Co. from 1983 through 1996, serving as a general partner and managing director. Dr. Behrens continued in her capacity as a general partner for selected venture funds for RS Investments from 1996 through 2009, after management led a buyout of that firm from Bank of America. From 1997 to 2005, she was a director of the Board on Science, Technology and Economic Policy for the National Research Council, and from 1993 to 2000 she was a director, president, and chairwoman of the National Venture Capital Association. Since 2009, Dr. Behrens has worked as an independent life sciences consultant and investor. Dr. Behrens is also a director of Amylin Pharmaceuticals, Inc. Our nominating and corporate governance committee believes that Dr. Behrens’ significant experience in the financial services and biotechnology sectors, as well as in healthcare policy, qualifies her for service as a member of the board of directors. Dr. Behrens holds a B.S. in Biology and a Ph.D. in Microbiology from the University of California, Davis.

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

William Goolsbee, has served as a member of our board of directors since October 2007 and as chairman of the board of directors since June 2010. He also serves as a member of the audit committee and the compensation committee. Mr. Goolsbee was founder, chairman and Chief Executive Officer of Horizon Medical Inc. from 1987 until its acquisition by a unit of UBS Private Equity in 2002. Mr. Goolsbee was a founding director of ImmunoTherapy Corporation in 1993, becoming chairman of the board in 1995, a position he held until overseeing the successful acquisition of ImmunoTherapy by AVI BioPharma, Inc. in 1998. His experience prior to 1987 includes a series of increasingly responsible executive positions with CooperVision Inc. and Cooper Laboratories Inc. Our nominating and corporate governance committee believes that Mr. Goolsbee’s 30-year career in the medical device and biopharmaceutical industries qualifies him for service as a member of the board of directors. Mr. Goolsbee holds a B.A. degree from the University of California at Santa Barbara. Mr. Goolsbee served as Chairman of privately held BMG Pharma LLC from 2006 through 2011 and presently serves as Chairman and Chief Executive Officer of BMG Hematology LLC, a product development and licensing company.

John Hodgman, has served as a member of our board of directors since March 2004. He also serves as the chairman and financial expert of the audit committee and as a member of the compensation committee. In the past five years, Mr. Hodgman has also served as a director of Cygnus, Inc. He has served as the Senior Vice President of Finance and Chief Financial Officer of InterMune, Inc., a biotechnology company, since August 2006. He served as the Chairman of Cygnus, Inc., a biopharmaceutical company, from 1999 to 2008, and as President and Chief Executive Officer of that company between 1998 and 2006. Mr. Hodgman joined Cygnus in 1994 as Vice President of Finance and Chief Financial Officer, and between 1995 and 1998, he also served as president of Cygnus Diagnostics. He was President and Chief Executive Officer of Aerogen, Inc., a biopharmaceutical company, from June 2005 to October 2005 when that company was sold to Nektar, Inc. Mr. Hodgman holds a B.S. degree from Brigham Young University and an M.B.A. from the University of Utah. Mr. Hodgman is a director of Immersion Corporation. Our nominating and corporate governance committee believes that Mr. Hodgman’s significant executive-level experience as a finance executive with biotechnology and biopharmaceutical companies qualifies him for service as a member of the board of directors.

Gil Price, M.D., has served as a member of our board of directors since October 2007. He also serves as the chairman of the compensation committee and as a member of the nominating and corporate governance committee. Dr. Price is a clinical physician trained in internal medicine with a long-standing interest in drug development, adverse drug reactions, drug utilization and regulation. Since 2002, he has been the Chief Executive Officer and Chief Medical Officer of Drug Safety Solutions, a provider of solutions for clinical and drug safety operations. From 1997 to 2002, Dr. Price was the director of clinical development for oncology at MedImmune, Inc., the biologics subsidiary of AstraZeneca. Prior to joining MedImmune, Dr. Price worked in the contract research organization sector. Dr. Price began his pharmaceutical career at GlaxoSmithKline Inc., where he worked for nearly nine years on both the commercial and research sides of that company. Dr. Price is a member of the American Medical Association, the Academy of Pharmaceutical Physicians and a past member of the American Society for Microbiology. Our nominating and corporate governance committee believes that Dr. Price’s experience in the clinical, research and commercial sectors in the fields of medicine and pharmaceuticals qualifies him for service as a member of the board of directors. Dr. Price received a B.A. from the University of Rio Grande and a M.D. from the University of Santiago.

Hans Wigzell, M.D., Ph.D., has served as a member of our board of directors since June 2010. In the past five years, Dr. Wigzell has served as a director of Probi AB and Diamyd Medical AB and currently serves as a director of RaySearch Laboratories AB, Sobi AB, and Intercell AG. Since 2006, Dr. Wigzell has served as chairman of Karolinska Development AB, a company listed on the NASDAQ OMX Stockholm market, that selects, develops and seeks ways to commercialize promising new Nordic lifescience innovations. Previously he was the president of the Karolinska Institute, a medical university, from 1995 to 2003, and was general director of the National Bacteriological Laboratory in Stockholm from 1987 to 1993. Dr. Wigzell is chairman of the board of the Stockholm School of Entrepreneurship. He is an elected member of several national academies, including the Swedish Royal Engineering Academy, Sweden; the Royal Academy of Science, Sweden; the Danish Academy of Arts and Letters; the American Academy of Arts and Sciences; the Finnish Science Society; and the European Molecular Biology Organization. In addition to serving as president of the Karolinska Institute, his academic career includes being Chairman, Nobel Prize Committee, Karolinska Institute and Distinguished External Advisory Professor, Ehime University, Japan. Additionally, Dr. Wigzell was appointed Chairman of the Nobel Assembly in 2000. Our nominating and corporate governance committee believes that Dr. Wigzell’s experience serving in leadership roles in various scientific and biotechnology institutions and companies in countries around the world qualifies him to serve as a member of the board of directors. He holds an M.D. and Ph.D. degree from the Karolinska Institute in Stockholm and he has received honorary doctors degrees at University “Tor Vergata” in Rome, Italy and Turku University in Finland.

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

We have been, and continue to be, a strong advocate of the independence of the board of directors and have put into place measures to see that our directors provide independent oversight. The board of directors believes that it also has established substantial independent oversight of management. For example, six of seven of our current directors are independent under the NASDAQ guidelines. In addition, each of the board of directors’ three standing committees is currently comprised solely of independent directors. Each of the standing committees operates under a written charter adopted by the board of directors. Also, our non-management directors meet in executive session periodically without management in attendance. One result of this focus on director independence is that oversight of critical matters, such as the integrity of our financial statements, employee compensation, including compensation of the executive officers, the selection of directors and the evaluation of the board of directors and its committees is entrusted to independent directors.

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

Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2011, our directors, executive officers, and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

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

Board of Directors and Committee Meetings

During 2011, our board of directors met nine times and acted by unanimous written consent five times. During 2011, our audit committee met seven times and acted by unanimous written consent twice, our compensation committee met eight times and acted by unanimous written consent five times, and our nominating and corporate governance committee met once and acted by unanimous written consent once. All of our directors attended more than 75% of the aggregate of all meetings of the board of directors and of the committees on which such director served. Although we do not have a formal policy regarding attendance by members of the board of directors at our annual meeting of shareholders, our directors are encouraged to attend and two of our current directors attended the 2011 annual meeting of shareholders.

Committees of the Board of Directors

During 2011, our board of directors had three standing committees: the audit committee; the compensation committee (which has delegated certain responsibilities to the new employee option committee as set forth in the “Executive Compensation — Compensation Discussion and Analysis — Equity Incentive Plan Compensation” section later in this report); and the nominating and corporate governance committee. All of the committee charters, as adopted by our board of directors, are available on our website at www.avibio.com under “Investor Relations — Corporate Governance.” The functions performed by each committee and the members of each committee are described below.

Audit Committee

The audit committee reviews with our independent registered public accounting firm the scope, results, and costs of the annual audit and our accounting policies and financial reporting. Our audit committee (i) has direct responsibility for the appointment, compensation, retention, and oversight of our independent registered public accounting firm, (ii) discusses with our auditors their independence from management, (iii) reviews the scope of the independent annual audit, (iv) establishes procedures for handling complaints regarding our accounting practices, (v) oversees the annual and quarterly financial reporting process, (vi) has authority to engage any independent advisors it deems necessary to carry out its duties, and (iv) has appropriate funding to engage any necessary outside advisors. A full description of the responsibilities and duties of the audit committee is contained in the audit committee charter. The current members of the audit committee are John Hodgman (Chairman), Anthony Chase and William Goolsbee. Gil Price was a member of the audit committee until October 2011. The board of directors has determined that Mr. Hodgman, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The audit committee report will be included in our definitive proxy statement to be filed later this year. The audit committee charter requires the committee to review and assess the charter’s adequacy annually.

Compensation Committee

The compensation committee oversees our compensation and benefits practices and programs, as more fully described in the “Executive Compensation — Compensation Discussion and Analysis” section later in this report. The current members of the compensation committee are Gil Price (Chairman), M. Kathleen Behrens, William Goolsbee and John Hodgman. The Compensation Committee Report is set forth in the “Executive Compensation — Compensation Committee Report” section later in this report.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee reviews candidates and makes recommendations of nominees for the board of directors. The nominating and corporate governance committee also is responsible for considering and making recommendations to the board of directors concerning the appropriate size, functions and needs of the board of directors and to ensure compliance with the Code of Conduct. As part of its duties, the nominating and corporate governance committee will consider individuals who are properly proposed by shareholders to serve on the board of directors in accordance with laws and regulations established by the SEC and The NASDAQ Global Market, our bylaws and applicable corporate law, and make recommendations to the board of directors regarding such individuals based on the established criteria for members of our board. The nominating and corporate governance committee may consider in the future whether our company should adopt a more formal policy regarding shareholder nominations. The current members of the nominating and corporate governance committee are M. Kathleen Behrens (Chairperson), Anthony Chase and Gil Price.

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

Except as set forth above, the nominating and corporate governance committee does not have a formal process for identifying and evaluating nominees for director. The nominating and corporate governance committee does not currently engage any third party director search firms but may do so in the future if it deems such engagement appropriate and in our best interests. These issues will be considered by the nominating and corporate governance committee in due course, and, if appropriate, the nominating and corporate governance committee will make a recommendation to the board of directors addressing the nomination process.

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

Executive Officers

The following table sets forth certain information with respect to the executive officers of our company:

Name	Age	Position
Christopher Garabedian	45	President, Chief Executive Officer and Group I Director
Peter Linsley, Ph.D.	60	Senior Vice President and Chief Scientific Officer
Edward M. Kaye, M.D.	63	Senior Vice President and Chief Medical Officer
Michael A. Jacobsen	54	Vice President of Finance, Principal Accounting Officer and Secretary

Peter Linsley, Ph.D., has served as our Senior Vice President and Chief Scientific Officer since May 2011. Dr. Linsley was Chief Scientific Officer of Regulus Therapeutics Inc. from February 2008 to October 2010. Regulus is a biopharmaceutical company created as a joint venture of Alnylam Pharmaceuticals, Inc., and Isis Pharmaceuticals, Inc., to focus on the discovery and development of drug candidates that target microRNAs. While at Regulus, Dr. Linsley led the company’s research and development efforts and built a scientific base for some of the first strategic transactions in the microRNA therapeutic arena. From July 2001 to January 2008, he was Executive Director of Cancer Biology at Merck Research Laboratories, where he led efforts to implement RNA interference technologies that culminated in Merck’s 2007 acquisition of Sirna Therapeutics, Inc. Dr. Linsley originally joined Merck in 2001 when the company acquired Rosetta Inpharmatics, LLC. Dr. Linsley joined Rosetta in September 1997 and held a variety of positions, including Vice President of Research and Development. Prior to Rosetta, Dr. Linsley was at Bristol-Myers Squibb from September 1983 to April 1997. While at Bristol-Myers Squibb, he held several positions, including Director of Immunology, and co-discovered the CD28/B7/CTLA-4 co-stimulatory pathway, a discovery that yielded the immunomodulatory drugs abatacept (Orencia) and belatacept and, most recently, the anticancer drug ipilimumab (Yervoy). Dr. Linsley earned his bachelor’s degree in Biology from Auburn University, where he graduated magna cum laude, and earned his Ph.D. at the Molecular Biology Institute of the University of California, Los Angeles. Dr. Linsley conducted postdoctoral research in the department of Genetics at the Hospital for Sick Children in Toronto. Dr. Linsley has participated on the editorial boards of several scientific journals, including the Journal of Immunology, and has published more than 200 scientific articles and has led discoveries that are protected by more than 35 issued U.S. patents. On April 8, 2012, Dr. Linsley notified us of his intention to resign from his position with our company effective June 1, 2012.

Edward M. Kaye, M.D., has served as our Senior Vice President and Chief Medical Officer since June 2011. Dr. Kaye was Group Vice President of Clinical Development at Genzyme Corporation from April 2007 to June 2011, where he supervised the clinical research in the lysosomal storage disease programs and in the genetic neurological disorders. Prior to this, Dr. Kaye held various roles at Genzyme Corporation since 2001, including Vice President of Medical Affairs for Lysosomal Storage Diseases, Vice President of Clinical Research and Interim Head of PGH Global Medical Affairs. Dr. Kaye earned his B.S. in Biology from Loyola University and earned his M.D. at Loyola University Stritch School of Medicine. He received his Pediatric training at Loyola University Hospital, Child Neurology training at the Boston City Hospital, Boston University, and completed his training as a Neurochemical Research Fellow (Geriatric Fellow) at the Bedford VA Hospital, Boston University. Dr. Kaye was head of the section of Neurometabolism, Pediatric Neurology at The Floating Hospital for Children (Tufts University) and research fellow in gene therapy at the Massachusetts General Hospital until 1996 when he moved to Philadelphia to become Chief of Pediatric Neurology and Director of the Barnett Mitochondrial Laboratory at St. Christopher’s Hospital for Children. In 1998, Dr. Kaye accepted the appointment as Chief of Biochemical Genetics at the Children’s Hospital of Philadelphia and Associate Professor of Neurology and Pediatrics at the University of Pennsylvania School of Medicine until moving to Genzyme Corporation at the end of 2001. Dr. Kaye continues as a Neurological Consultant at the Children’s Hospital of Boston and is on the editorial boards of a number of journals including Journal of Child Neurology and Pediatric Neurology. He also previously served on the board of Annals of Neurology. Dr. Kaye is also on the Medical/Scientific Advisory Boards of the United Leukodystrophy Foundation, Spinal Muscular Atrophy Foundation, CureCMD, CureDuchenne, and the Prize4Life.

Michael Jacobsen, has served as our Vice President of Finance and Principal Accounting Officer since September 2011 and as our Secretary since February 2012. Mr. Jacobsen was Vice President and Chief

Accounting Officer at ZymoGenetics, Inc., a publicly-traded biotechnology company acquired by Bristol-Myers Squibb, BMS, in October 2010, from April 2007 to August 2011, where his responsibilities included managing all aspects of accounting and financial information, tax planning and compliance, SEC reporting, annual audit and quarterly reviews, and purchasing. Subsequent to the merger, Mr. Jacobsen was responsible for migrating the ZymoGenetics financial operations and systems to BMS. Prior to this, Mr. Jacobsen held various roles at ICOS Corporation, a publicly-traded biotechnology company acquired by Eli Lilly in January 2007, from October 2001 to April 2007, including Senior Director of Finance and Corporate Controller. From April 1995 to October 2001, Mr. Jacobsen held Vice President of Finance or Chief Financial Officer roles at three companies in the software, computer hardware and internet retailing industries, two of which were publicly traded. Mr. Jacobsen is a certified public accountant and received his bachelor’s degree in accounting from Idaho State University.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

Throughout this section of this report, the individuals who served as our principal executive officer and principal financial officer during 2011, as well as the other individuals included in the Summary Compensation Table in this report, are referred to as the “named executive officers.”

Significant Management Changes in 2011

In 2011, we underwent several senior management changes, including the appointments of Mr. Garabedian as our President and Chief Executive Officer, Ms. Effie Toshav as our Senior Vice President and General Counsel, Dr. Linsley as our Senior Vice President and Chief Scientific Officer, Dr. Kaye as our Senior Vice President and Chief Medical Officer, Mr. Jacobsen as our Vice President of Finance and Principal Accounting Officer and Dr. Jayant Aphale as our Senior Vice President of Technical Operations. Also, several former members of senior management departed our company in 2011 including the former Chief Financial Officer, Chief Business Officer, Chief Medical Officer and the Senior Vice President of Preclinical Development and Research.

Compensation Philosophy and Objectives

We are a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. We are primarily focused on rapidly advancing the development of our potentially disease-modifying Duchenne muscular dystrophy drug candidates, including our lead product candidate, eteplirsen. We are also focused on developing therapeutics for the treatment of infectious diseases, including our lead infectious disease programs aimed at the development of drug candidates for the Ebola and Marburg hemorrhagic fever viruses. We operate in a highly complex business environment and believe that a competitive compensation program is an important tool to help attract, retain, recognize and reward the talented employees we need to achieve our mission and deliver value to our shareholders.

The objectives of our compensation policies and programs are to attract and retain well-qualified senior executive management, to motivate their performance toward clearly defined goals, and to align their long-term interests with those of our shareholders. We seek, and have sought, to reward and to provide incentives to the named executive officers for their performance and delivery against agreed goals. Over the past few years, we have seen significantly increased demand for executives with industry-specific skills and experience and a highly competitive market for such executives. Additionally, given the competitive nature of our industry and the small size of our company relative to certain other members of our industry, we historically have faced significant challenges in recruiting senior members of our management team. Thus, since 2010, attraction and retention of executives has been one of the key purposes of our executive compensation program, which continued in 2011. Following Mr. Garabedian’s appointment as our Chief Executive Officer, we recruited several new key members of our senior management team, as described above, and we expect that attraction and retention of executives will continue to be one of the key purposes of our executive compensation program in 2012 and beyond.

Compensation Principles

In addition to the foregoing, the following executive compensation principles guided the compensation committee during 2011 in fulfilling its roles and responsibilities:

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

•	compensation programs should be flexible, giving the compensation committee and our board of directors discretion to make adjustments on an as-needed basis;

•	executives with comparable levels of responsibility should be compensated comparably; and

•	compensation should be transparent and easily understandable to both our executives and our shareholders.

Compensation Program Design

The compensation committee believes that maintaining and improving the quality and skills of our management and appropriately incentivizing their performance are critical factors affecting our shareholders’ realization of long-term value. We intend that total compensation and each of its components, including base salary, incentive cash compensation, equity compensation and benefits be competitive in the biopharmaceutical marketplace for suitable talent and in accord with our short and long-term goals.

While fixed compensation such as base salary and benefits are primarily designed to be competitive in the biopharmaceutical marketplace for employees, incentive compensation is designed to be primarily merit based and reward strategic and operational achievements. Historically, actual incentive compensation for the named executive officers other than the Chief Executive Officer has been a function of the achievement of defined and agreed corporate and individual goals. With respect to our Chief Executive Officer, 100% of the goals are tied to corporate objectives to reflect the fact that our Chief Executive Officer makes strategic decisions that influence us as a whole and thus, it is more appropriate to reward performance against corporate objectives.

The at-risk component of the compensation package for each named executive officer, which includes a targeted bonus and long-term equity incentives, is typically determined (in whole or in part) on the basis of achievement of the corporate goals. For 2011, we considered solely corporate goals in determining targeted bonuses, which were paid partially in cash and partially in equity (except for Mr. Garabedian whose bonus was paid solely in equity) as described below in greater detail. We also anticipate that annual equity grants will be considered by the compensation committee around the time of our 2012 annual meeting of shareholders. Factors that influence the size of these annual equity grants include, among others, achievement of corporate goals and the amount of vested and unvested equity awards held by a named executive officer at the time of grant. Compensation decisions are also based on market factors that require us to remain competitive in our compensation package in order to attract and retain qualified individuals.

For 2011, our compensation committee determined that all of our employees, including the named executive officers, would have their incentive compensation tied solely to the achievement of our overall corporate goals. The compensation committee based its decision on the fact that a large number of our employees, including a majority of the named executive officers, had either joined our company in 2011 or had experienced significant changes to their responsibilities from prior years and since the beginning of 2011. Furthermore, 2011 was a transitional year for our company with several changes in key executive positions and a reprioritization of activities related to our Duchenne muscular dystrophy and infectious disease development programs. Relying on these factors, the compensation committee determined that a unified focus on achievement of our corporate goals would be most beneficial to our company during this transitional time.

For 2012, the compensation committee anticipates returning to our historical compensation approach for our employees, excluding the Chief Executive Officer, by tying incentive compensation to the achievement of both corporate goals and individual goals.

In 2011, the compensation committee, the board and our Chief Executive Officer agreed and set performance goals for our company as a whole. Following the completion of 2011, the compensation committee, with input from Mr. Garabedian, assessed the degree to which these corporate goals were met.

Response to 2011 Say-on-Pay Vote

We believe our executive compensation program is effectively designed and working well in alignment with the interests of our shareholders and is instrumental to achieving our corporate objectives. In determining executive compensation decisions for 2011, our compensation committee considered the approximately 89% level of shareholder support that the “Say-on-Pay” proposal received at our June 13, 2011 Annual Meeting of Shareholders. As a result, the compensation committee continued to apply the same effective principles and philosophy it has used in previous years in determining executive compensation and will continue to consider shareholder concerns and feedback in the future.

With respect to the frequency of future “Say-on-Pay” advisory votes, consistent with the outcome of the advisory shareholder vote regarding the proposal, we determined to hold an advisory “Say-on-Pay” vote on the compensation of our named executive officers annually until the next vote on the frequency of shareholder votes on the compensation of the named executive officers is held.

The Compensation Committee

Our executive compensation program is administered by our compensation committee. As of December 31, 2011, the compensation committee was composed of four directors: M. Kathleen Behrens, William Goolsbee, John Hodgman and Gil Price (Chairman). Each member of the compensation committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, a “non-employee director” for purposes of Exchange Act Rule 16b-3 and satisfies NASDAQ’s independence requirements.

The compensation committee is responsible for reviewing, assessing, and approving all elements of compensation for our named executive officers. More specifically, the compensation committee is directly responsible for establishing annual company-wide performance goals. Historically, the compensation committee is also responsible for working with our Chief Executive Officer to establish individual performance goals for each of the other named executive officers.

The committee’s responsibilities related to executive compensation include, among other things: (i) evaluating the performance of our Chief Executive Officer and other executives in light of the approved corporate goals; (ii) setting the compensation of the Chief Executive Officer and other executives based upon the evaluation of the performance of the Chief Executive Officer and the other executives; (iii) making recommendations to the board of directors with respect to new cash-based incentive compensation plans and equity-based compensation plans; and (iv) preparing an annual self-evaluation report of the compensation committee.

The compensation committee has independent authority to make compensation decisions for our named executive officers. Certain duties related to the grant of options to non-executive employees that are otherwise within the scope of the compensation committee’s authority have been delegated to the new employee option committee as set forth in the “— Equity Incentive Plan Compensation” section later in this report.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer plays a pivotal role in determining executive compensation. No less than annually, our Chief Executive Officer assesses the performance of the named executive officers. Following such assessments, our Chief Executive Officer historically recommended to the compensation committee a base salary, performance-based bonus, and a grant of stock options for each named executive officer other than himself. The compensation committee would consider the information provided by the Chief Executive Officer, together with other information available to the compensation committee and determine the compensation for each named executive officer. Because incentive compensation for 2011 was tied exclusively to the achievement of corporate goals, the Chief Executive Officer presented a recommendation to the compensation committee regarding the levels of achievement of the various corporate goals. The compensation committee considered this recommendation and other information available to it when determining the achievement level of the corporate goals, which dictated the levels of incentive compensation paid to our named executive officers.

Role of Compensation Consultant

In December 2010, the compensation committee engaged its own independent third-party compensation consultant, Compensia, to assist with its 2011 compensation reviews and actions. Compensia’s services included:

•	identifying an updated market framework (including a peer group of companies) for formal compensation benchmarking purposes;

•	gathering data on our executive officer cash and equity compensation relative to competitive market practices; and

•	developing a market-based framework for potential changes to our compensation program for the compensation committee’s review and input.

Additional information regarding the services provided by Compensia are discussed below in greater detail. Other than services provided to our compensation committee, Compensia did not perform any other work for our company.

Competitive Market Review for 2011

The market for experienced management is highly competitive in the life sciences and biopharmaceutical industries. We seek to attract and retain the most highly qualified executives to manage each of our business functions, and we face substantial competition in recruiting and retaining management from companies ranging from large and established biopharmaceutical companies to entrepreneurial early stage companies. We expect competition for appropriate technical, commercial, and management skills to remain strong for the foreseeable future.

In connection with the hiring of our Chief Executive Officer in December 2010, Compensia developed a summary of market practices at similarly-sized life science companies using the Radford Life Sciences Executive Compensation Survey (the “Radford Survey”) covering companies with 50 to 150 employees. The Radford Survey is considered a national standard for our industry and is commonly used for compensation benchmarking by U.S.-based biopharmaceutical companies. The survey allows us to compare all elements of executive compensation to benchmarks at companies of similar size. Based on this assessment, the compensation committee determined that the base salary, annual target bonus opportunity and value and size of the stock option grant for our new Chief Executive Officer fell within market competitive ranges between the 50th and 75th percentiles.

In March 2011, the compensation committee, with the assistance of Compensia, refined its approach to reviewing market compensation data for our named executive officers by developing a preliminary peer group of public companies from which to gather competitive market data to supplement the Radford Survey. Compensia prepared a formal executive compensation assessment for the compensation committee’s consideration. In analyzing our executive compensation program for 2011, the compensation committee compared certain aspects of our named executive officer compensation, including base salary, target bonus and long-term equity incentives, to the compensation levels provided by our preliminary peer group as part of this assessment.

The compensation committee used the following criteria to determine the preliminary compensation peer group:

•	U.S.-based public companies with a primary focus on biotechnology and with the phase of their most developed product in Phase II or Phase III;

•	revenue of between approximately $10 million and $40 million; and

•	market capitalization of between approximately $80 million and $600 million.

This set of selection criteria led us to establish the following companies as our peer group for the March 2011 compensation assessment:

• Acadia Pharmaceuticals	• Arqule	• Array BioPharma
• Aveo Pharmaceuticals	• Chelsea Therapeutics	• Cleveland Biolabs
• Curis	• Dynavax Technologies	• Idera Pharmaceuticals
• Immunogen	• Immunomedics	• Inovio Pharmaceuticals
• Metabolix	• Micromet	• Nabi Biopharmaceuticals
• Neurocrine Biosciences	• Oncogenex Pharmaceuticals	• Oncothyreon
• Osiris Therapeutics	• Peregrine Pharmaceuticals	• Pharmacyclics
• Sangamo Biosciences	• Siga Technologies	• Stemcells

Based on the results of the March 2011 compensation assessment, we determined that our total cash compensation levels for then current executive officers generally reflected market competitive ranges. More specifically, our base salaries and target bonus opportunities were positioned at the median or between the median and the 75th percentile among the peer group and the broader biopharmaceutical market for similar-sized companies.

In August 2011, the compensation committee, with the assistance of Compensia, developed a supplemental analysis to review how the equity portion of total compensation provided to our executives compared to market-based equity data and how the value of this component was impacted by our April 2011 equity financing. In connection with this assessment and to define a comparable market, the compensation committee updated our peer group to reflect publicly-traded U.S.-based biopharmaceutical companies of similar stage of development and size in terms of revenue, headcount and market capitalization. The updated peer group, which we expect to be our primary comparator group for executive compensation market analysis on a go-forward basis, consisted of the following companies:

• Aastrom Biosciences	• Adolor	• Aegerion Pharmaceuticals
• Amicus Therapeutics	• Anacor Pharmaceuticals	• BioCryst Pharmaceuticals
• Cytori Therapeutics	• Inhibitex	• Maxygen
• Nabi Biopharmaceuticals	• Novavax	• NuPathe
• Pain Therapeutics	• POZEN	• Raptor Pharmaceuticals
• Repligen	• Trius Therapeutics	• Vanda Pharmaceuticals
• XenoPort

Setting Executive Compensation

As a general proposition, in setting compensation for the named executive officers, including the Chief Executive Officer, the compensation committee considers a number of factors, including analyses of compensation in our peers and other similarly-sized companies in the biopharmaceutical industry, analyses of reports from compensation consultants, the satisfaction of (or failure to satisfy) previously-developed performance measurements for the named executive officer and our company, and the value and size of the total vested and unvested equity grants owned by the executive.

The compensation committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated companies in the biotechnology industry. In addition to the reports of its compensation consultant, the compensation committee has historically taken into account input from other sources, including input from members of the compensation committee based on their roles as executive officers and directors of other public companies, as well as other members of the board of directors.

The compensation committee believes that the total compensation package provided to our named executive officers, combining both short-term and long-term incentives, some of which are at risk, is competitive without being excessive and is at an appropriate level to assure the retention and motivation of this highly skilled and experienced segment of our workforce, and at the same time would be attractive to any additional talent that might be needed in the changing workplace without creating incentives for inappropriate risk-taking by the named executive officers that might be in their own self-interests, but might not necessarily be in the best long and short term interests of our shareholders.

Performance Factors in 2011

In 2011, the compensation committee, with input from the Chief Executive Officer and full board of directors, established performance criteria for the named executive officers based on the performance of our company as a whole. These corporate goals were assigned individual weights. For 2011, the following corporate goals, along with the weighting assigned to each, including the weight achieved, drove the compensation committee’s executive compensation decisions for 2011. The five main categories for the 2011 corporate goals are included below in the table. The specific components that make up each category are highly confidential and thus are not publicly disclosed. Revealing these specific components would provide competitors and other third parties with insights into our confidential planning process and strategies resulting in competitive harm. Although our corporate goals are intended to be achievable with significant effort, we do not expect that every goal will be actually attained in any given year.

Goal	Target Bonus Weighting	Achieved Bonus as a % of Target	Earned Bonus
Advance Duchenne Muscular Dystrophy (“DMD”) program	30%	80%	24%
Advance government-funded programs	25%	60%	15%
Develop research strategy and advance internal research programs	15%	33%	5%
Advance business development, including intellectual property matters	10%	40%	4%
Develop the Company externally and internally	20%	60%	12%
Total	100%		60%

Our Chief Executive Officer’s performance bonus is based entirely on our achievement of the corporate goals outlined above. This compensation approach applied to all of our named executive officers for 2011.

Mr. J. David Boyle II and Ms. Effie Toshav were ineligible for a 2011 performance bonus as a result of their departures from our company prior to the compensation committee taking action with respect to 2011 performance bonuses. Additionally, as a result of Dr. Linsley’s announcement regarding his intent to resign effective June 1, 2012, the compensation committee determined not to award Dr. Linsley a 2011 bonus.

Determining the Total Mix of Compensation

Our compensation-setting process consists of establishing a targeted overall compensation for each executive and then allocating that compensation between base salary and incentive compensation (annual performance-based bonuses and equity incentive awards), based appropriately on publicly available peer and applicable survey data. The compensation committee does not have a pre-established policy for allocating total compensation between cash and non-cash compensation, between long-term and currently paid-out compensation, or between fixed and variable compensation. Rather, based on the competitive market assessments and benchmarks, the reports of compensation consultants, as well as the compensation committee’s review of existing outstanding equity incentives on an individual named executive officer basis, the compensation committee determines the appropriate level and mix of total compensation, keeping in mind our compensation philosophy.

The total amount and mix of compensation payable to our named executive officers is premised upon, among other items, the degree to which the executive has a role in determining our strategic direction, the mix of compensation payable to executives in similar roles by companies of a similar size and in our business sector, and industry, as well as the quantity and value of unvested equity awards held by each named executive officer and the vesting date of such awards. As one of our primary priorities is to retain our executives, we seek to ensure our named executive officers receive a base salary reflective of our size and the marketplace in which we compete.

Based on the fair value of equity awards granted to named executive officers in 2011 (and in 2012 for work performed in 2011), the allocation of total compensation to our executive officers was as follows. “Salary,” which includes base salary as well as any sign-on bonuses received, accounted for, on average, approximately 29% of the total compensation of the named executive officers, incentive compensation including performance-based bonuses and stock option grants, accounted for approximately 64% of the total compensation of the named executive officers and all other compensation including benefits and severance, if applicable, accounted for approximately 7% of the total compensation of the named executive officers.

Analysis of Executive Compensation Components

For 2011, the principal components of compensation for named executive officers included:

•	base salary;

•

performance-based bonuses, which for 2011, except for the Chief Executive Officer, consisted of both cash and, subject to the named executive officer’s election, either stock options or restricted stock units, or RSUs;

•	long-term incentives in the form of stock options, both as non-plan option grants and options granted pursuant to our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan;

•	a Section 401(k) Plan;

•	severance/termination protection; and

•	other benefits, all generally on the same basis as the benefits provided to all employees.

Base Salaries

As a general proposition, the base salaries of our executive officers are established as part of an annual compensation adjustment cycle, and we also assess salaries at the time of hire, promotion or other change in responsibilities. In establishing those salaries, the compensation committee considers information about base salaries paid by companies of comparable size in the biopharmaceutical industry (including data from its compensation consultant), individual performance, position and tenure of the executive officer, how the salary compares to the salaries of our other executives, and internal comparability considerations. For 2011, in the aggregate, base salaries to our named executive officers are generally positioned between the median and the 75th percentile relative to our peer group. We thought this was appropriate in light of our compensation philosophy and the competitive pressures for attracting and retaining talent.

Consistent with the philosophy discussed above, the base salary levels for 2010 and 2011 for our named executive officers were as follows. Except for Mr. Garabedian, none of the named executive officers set forth below were employed by us for all of 2011. Thus, the salary figures included for 2011 represent their annualized base salaries:

Name	Title	Salary 2011	Salary 2010	$ Change	% Change 2010 to 2011 Base Salary
Christopher Garabedian	President and Chief Executive Officer	$490,000	—	N/A	N/A

J. David Boyle II (1)	Former Senior Vice President and Chief Financial Officer	$340,520	$333,720	$6,800	2.0%

Effie Toshav (2)	Former Senior Vice President and General Counsel	$335,000	—	N/A	N/A

Edward M. Kaye, M.D.	Senior Vice President and Chief Medical Officer	$364,000	—	N/A	N/A

Peter Linsley, Ph.D.	Senior Vice President and Chief Scientific Officer	$364,000	—	N/A	N/A

(1)	Mr. Boyle ceased to be an employee of our company on July 24, 2011. In connection with his appointment as Interim President and Chief Executive Officer in 2010, Mr. Boyle’s salary was increased by $3,000 per month for each month he served in such role. The 2010 salary figure for Mr. Boyle set forth above does not include this temporary increase.
(2)	Ms. Toshav ceased to be an employee of our company on February 24, 2012.

Performance-Based Bonuses/Equity Awards

We typically establish cash bonus opportunities for executive officers as part of their annual overall compensation. In 2011, the bonuses for executive officers other than the Chief Executive Officer were targeted to be between 0% and 35% of the executive’s base salary. The target for Mr. Garabedian, our Chief Executive Officer, was 50% of base salary. These target percentages were determined during the course of negotiations of each named executive officer’s employment agreement and were guided, in part, by peer reviews conducted by our compensation committee. Historically, such cash bonuses are earned in recognition of achievement of individual performance milestones for each of the named executive officers and of corporate goals achieved by our company as a whole. The compensation committee takes into account our cash resources and our need to deploy those resources to advance our business plan, and assesses this objective against the need to maintain compensation levels that are competitive within the biotechnology industry.

For 2011, bonuses to our named executive officers were based exclusively on the achievement of our corporate goals because of the transitional nature of 2011 and because a majority of the named executive officers had either joined our company in 2011 or had experienced significant changes to their responsibilities from prior years and since the beginning of 2011. In addition, due to our focus on preserving our cash resources, the compensation committee determined that performance-based bonuses for 2011 (other than to our Chief Executive Officer) would consist of both cash and either stock options or RSUs. The named executive officers had the choice to receive the equity portion of the performance-based bonus in the form of stock options or RSUs, subject to the final authority of our compensation committee. With respect to our Chief Executive Officer, the compensation committee provided him with the choice to receive the entire 2011 performance-based bonus solely in the form of equity awards, both stock options and RSUs, to further preserve cash and provide additional longer-term incentives to the Chief Executive Officer. Our Chief Executive Officer was provided the choice to receive the entire 2011 bonus in equity because his bonus was the most significant, our Chief Executive Officer is uniquely positioned to help us achieve our long-term goals and a bonus solely payable in equity continues to align our Chief Executive Officer’s interests with those of our shareholders.

If a named executive officer elected to receive RSUs, the number of RSUs to be granted equaled 50% of the applicable named executive officer’s 2011 performance-based bonus amount, which was based on the achievement of corporate goals at the 60% level, divided by the closing price of one share of our common stock on the date of grant, rounded down to the nearest whole share. The RSUs issued to our Chief Executive Officer were calculated in accordance with the immediately preceding sentence.

If a named executive officer elected to receive stock options, the number of underlying shares equaled the product of (a) 50% of the applicable named executive officer’s 2011 performance-based bonus amount, divided by the closing price of one share of our common stock on the date of grant, multiplied by (b) three and rounded down to the nearest whole share. The compensation committee determined for the stock option award to cover more shares than an RSU award because stock options require an outlay of an exercise price and only provide for value if our stock price increases. The stock option granted to our Chief Executive Officer was calculated in accordance with this paragraph.

To provide additional retention value for our company following the determination of applicable earned bonus amounts, the RSUs are subject to the following vesting schedule: 50% of the RSUs will vest on the first anniversary of the grant date, 25% of the RSUs will vest on the 18-month anniversary of the grant date, and the remaining RSUs will vest on the second anniversary of the grant date as long the named executive officer continues to provide services to us through each date.

For similar added retention value, the stock options are subject to our standard vesting schedule with 25% of the shares subject to the option vesting on the first anniversary of the grant date and the remaining shares vesting in equal monthly installments thereafter so that the option is fully-vested on the fourth anniversary of the grant date, contingent upon the named executive officer continuing to provide services to us through such vesting dates. The compensation committee determined that the vesting schedule for the stock option award would have a longer duration than the RSU award because the stock option award, by covering more shares, provides for greater upside.

While the compensation committee ultimately had the final authority on the form of the equity portion of the performance-based bonus, the compensation committee decided to permit our named executive officers to elect between a stock option grant or an RSU grant so that they would be allowed to express a preference like the other employees of the company. In addition, the compensation committee believed that allowing this type of choice can promote performance and retention objectives, since each type of award has certain benefits from a tax and economic perspective.

For 2011, performance-based bonus opportunities to named executive officers were generally positioned between the competitive market median and 75th percentile when compared to peer and applicable broader survey data.

As noted above, the compensation committee and the board, in consultation with Mr. Garabedian, established corporate performance goals for 2011. In April 2012, the compensation committee, with input from the board of directors, determined that 60% of the corporate goals had been achieved. The following table shows for each of our named executive officers the aggregate dollar value of the bonuses awarded for 2010 and 2011:

Name	Title	2011 Bonus	2010 Bonus	% Change (2010 to 2011)	2011 Bonus as a % of 2011 Base Salary
Christopher Garabedian (1)	President and Chief Executive Officer	$219,201	$—	N/A	44.7%

J. David Boyle II (2)	Former Senior Vice President and Chief Financial Officer	$—	$88,733	N/A	N/A

Effie Toshav (3)	Former Senior Vice President and General Counsel	$—	$—	N/A	N/A

Edward M. Kaye, M.D. (4)	Senior Vice President and Chief Medical Officer	$60,938	$—	N/A	31.3%

Peter Linsley, Ph.D. (5)	Senior Vice President and Chief Scientific Officer	$—	$—	N/A	N/A

(1)	The 2011 bonus figure for Mr. Garabedian reflects the aggregate grant date fair value of the RSU grant, $73,499, and option grant, $145,702, he received in April 2012 calculated in accordance with FASB ASC Topic 718 and excludes the $130,000 sign-on bonus he received in connection with commencement of his employment in January 2011. Assumptions used in the calculation of this amount are included in Note 3 to the financial statements set forth in our Annual Report on Form 10-K for 2011, filed with the SEC on March 13, 2012. See the tables below captioned “Grants of Plan Based Awards in 2011” and “Summary Compensation Table” for additional information on the April 2012 equity grants to Mr. Garabedian.
(2)	Mr. Boyle ceased to be an employee of our company on July 24, 2011 and was ineligible to receive a performance-based bonus for 2011.
(3)	Ms. Toshav ceased to be an employee of our company on February 24, 2012 and was ineligible to receive a performance-based bonus for 2011.
(4)	The 2011 bonus figure for Dr. Kaye was pro-rated for his length of service during 2011 and reflects the sum of the cash portion of his 2011 bonus, $20,433, plus the aggregate grant date fair value of the option grant, $40,505, he received in April 2012 calculated in accordance with FASB ASC Topic 718 and excludes the $130,000 sign-on bonus he received in connection with commencement of his employment in June 2011. Assumptions used in the calculation of this amount are included in Note 3 to the financial statements set forth in our Annual Report on Form 10-K for 2011, filed with the SEC on March 13, 2012. See the tables below captioned “Grants of Plan Based Awards in 2011” and “Summary Compensation Table” for additional information on the April 2012 equity grants to Dr. Kaye. The 2011 bonus as a percentage of Dr. Kaye’s 2011 base salary is calculated using pro-rated amounts for his length of service during 2011.
(5)	The 2011 bonus figure for Dr. Linsley excludes the $175,000 signing bonus he received in connection with commencement of his employment in May 2011. On April 8, 2012, Dr. Linsley notified us of his intention to resign from his position with our company effective June 1, 2012. As a result of this announced resignation, the compensation committee determined not to award Dr. Linsley a bonus for 2011.

Equity Incentive Plan Compensation

For 2011, the long-term compensation of named executive officers takes the form of stock option awards under our 2002 Equity Incentive Plan (“2002 Plan”), 2011 Equity Incentive Plan (“2011 Plan” and together with the 2002 Plan, the “Plans”) or as non-plan inducement grants. The Plans and the non-plan inducement grants are designed to align a significant portion of the executive compensation program with long-term shareholder interests. The Plans permit the granting of several different types of stock-based awards, whereas the non-plan inducement grants made to the named executive officers in 2011 were limited to stock option awards. The Plans are administered by the compensation committee. In June 2011, the 2002 Plan was replaced by the 2011 Plan following approval by our shareholders. There will be no further grants under the 2002 Plan, but awards previously granted pursuant to the 2002 Plan will continue to be governed by its terms. The compensation committee believes that equity-based compensation helps to ensure that our named executive officers have a continuing stake in our long-term success in alignment with the interests of our shareholders, and to preserve our cash resources. The stock option awards provide incentives to continue in service to us and to create in such executives a more direct interest in the future success of our operations by relating incentive compensation to the achievement of long-term corporate economic objectives. All options granted by us have been granted with an exercise price equal to the closing market price of our common stock on the date of grant and, accordingly, will only have value if our stock price increases subsequent to the date of grant.

In granting our named executive officers stock option awards, the compensation committee generally takes into account each named executive officer’s responsibilities, relative position in our company, past grants, the total number of vested and unvested equity incentives held by each named executive officer, and approximate grants in terms of value and percent of outstanding equity granted to individuals in similar positions for our peers and other companies of comparable size in the biopharmaceutical industry. In addition, the compensation committee considers the individual performance and contribution of each named executive officer, its own subjective assessment of market conditions, its ability to retain the individual named executive officer, and the goal of increasing the value of our company, in arriving at the amounts awarded to each individual recipient.

In addition, the board of directors has delegated to the new employee option committee the authority to approve grants of stock options to newly hired employees who are not our chief executive officer, president, chief financial officer, vice president or a Section 16 officer (as determined pursuant to the rules promulgated under the Securities Exchange Act of 1934). The new employee option committee is composed of our chief executive officer, our chief financial officer and our head of human resources. If any of the foregoing offices is unfilled, the position on the new employee option committee may be filled by either the board of directors or the compensation committee. Upon the commencement of employment of a person hired to serve in any role reserved for a named member, the temporary delegate appointed to serve on the new employee option committee in the interim is automatically removed and replaced with such person. Typically, the new employee option committee meets during the last full week of each month and may only grant stock option awards. The stock options granted by the new employee option committee must have an exercise price equal to the closing sales price of our common stock as reported by The NASDAQ Global Market on the last trading day of the month in which such grants were approved. These grants must fall within a predetermined range approved by the compensation committee and may not deviate from the standard vesting terms. In 2010, the standard vesting terms for awards granted by the new employee option committee were as follows: one-third of the shares subject to the option vest at each anniversary of the employee’s start date, such that the shares underlying the option are fully vested on the third anniversary of the employee’s start date. Beginning in 2011, the standard vesting terms for awards granted by the new employee option committee were as follows: one-fourth of the shares subject to the option vest at the first anniversary of the employee’s start date and the balance of the shares vest in equal monthly increments for 36 months following the first anniversary of the start date, such that the shares underlying the option are fully vested on the fourth anniversary of the employee’s start date.

In addition to their initial stock option grants issued pursuant to the terms of their respective employment agreements, each of Mr. Garabedian and Ms. Toshav received an additional option grant in August 2011 of 200,000 shares and 150,000 shares, respectively. These additional options were granted at the discretion of the compensation committee, in part to offset the dilutive impact of our April 2011 equity financing, which occurred after the initial option grants were made to Mr. Garabedian and Ms. Toshav, and also as a result of the compensation committee’s review of annual grant practices and total potential ownership levels for similarly situated executives at our updated peer group companies.

The following table shows the stock options granted to named executive officers in 2010 and 2011:

Name	Title	FY 2011 Shares Subject to Option Grant	FY 2010 Shares Subject to Option Grant	% Increase /(Decrease) 2010 to 2011
Christopher Garabedian (1)	President and Chief Executive Officer	2,100,000	60,000	N/A

J. David Boyle II (2)	Former Senior Vice President and Chief Financial Officer	—	330,000	(100)%

Effie Toshav (3)	Former Senior Vice President and General Counsel	800,000	N/A	N/A

Edward M. Kaye, M.D.	Senior Vice President and Chief Medical Officer	850,000	N/A	N/A

Peter Linsley, Ph.D.	Senior Vice President and Chief Scientific Officer	800,000	N/A	N/A

(1)	Mr. Garabedian’s option grant in 2010 was pursuant to his election to the board of directors and is excluded when calculating the percentage change in options granted between 2010 and 2011.
(2)	Mr. Boyle ceased to be an employee on July 24, 2011 and thus did not receive an annual equity grant in 2011, which grants were made in August 2011.
(3)	Ms. Toshav ceased to be an employee on February 24, 2012. In connection with her departure, we and Ms. Toshav entered into a separation agreement on February 24, 2012. Pursuant to the terms of the separation agreement, Ms. Toshav will provide consulting services to us for up to four months to assist with the transition of her responsibilities. During the term of the consultancy, Ms. Toshav will continue to vest in the stock options previously granted to her during the term of her employment and if the consultancy period is not terminated prior to the expiration of the four month term, then, effective upon the expiration of the consultancy period, Ms. Toshav will vest in 25% of the shares underlying the option grant she received in August 2011 and her previously granted options will be amended such that she will have until December 31, 2012 to exercise them.

Section 401(k) Plan

Our Section 401(k) Plan is a defined contribution profit sharing plan with a 401(k) option. The plan year is January 1 to December 31, and the 401(k) Plan was adopted on November 1, 1992. Employees who are at least twenty-one years of age and who have provided at least thirty days of service are eligible to participate in the 401(k) Plan. Employees who are union employees, non-resident alien employees with no U.S.-source income and non-common law employees are not eligible to participate. Participants may defer up to the maximum allowed by law. At our discretion, participants may receive a match on the first 4% of eligible compensation that the participant contributes to the 401(k) Plan. For 2011, the named executive officers, excluding Mr. Boyle, received a 401(k) contribution match of up to 4% of their 401(k) Plan contribution subject to the maximum amount permitted by law.

Severance/Termination Protection

We entered into employment agreements with our named executive officers when each was recruited for his or her current position. These employment agreements provide for general employment terms and, in some cases, benefits payable in connection with the termination of employment. The compensation committee considers such benefits in order to be competitive in the hiring and retention of employees, including executive officers.

All arrangements with the named executive officers and the potential payments that each of the named executive officers would have received in the event of termination of such executive’s employment, are described in “— Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers” and “— Potential Payments Upon Termination or a Change in Control” included elsewhere in this report.

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

Repricing of Stock Options

We did not reprice any stock options in 2011.

Employment Agreements with Named Executive Officers

Christopher Garabedian — President and Chief Executive Officer

Effective January 1, 2011, the board of directors appointed Christopher Garabedian as our President and Chief Executive Officer. In connection with his appointment, we and Mr. Garabedian entered into an employment agreement on December 17, 2010 providing for Mr. Garabedian’s at-will employment. The employment agreement has an initial term of two years commencing on December 17, 2010. At the end of the initial term, we and Mr. Garabedian can agree to renew the employment agreement, otherwise it will expire. Non-renewal of the agreement does not constitute termination without “Cause” (as defined in the employment agreement) or give Mr. Garabedian an opportunity to terminate his employment for “Good Reason” (as defined in the employment agreement).

Under the terms of his employment agreement, Mr. Garabedian is entitled to an initial annual salary of $490,000, which amount is subject to review and adjustment in accordance with our normal performance review practices. In addition to his base salary, Mr. Garabedian was entitled to a one-time sign-on bonus of $130,000. Mr. Garabedian is also eligible to receive a target annual bonus of 50% of his base salary upon achievement of performance objectives determined by the compensation committee. The maximum bonus Mr. Garabedian is eligible to receive is 75% of his base salary. Mr. Garabedian’s compensation package was extensively negotiated. In determining Mr. Garabedian’s compensation, the board of directors took into account, among other things, the fact that Mr. Garabedian was required to relocate to our Bothell, Washington headquarters from the east coast of the United States, his extensive experience in our industry, the salaries and potential bonuses commanded by principal executive officers at other companies in our industry, and input from an external executive compensation consulting firm.

In connection with his employment, we granted to Mr. Garabedian an option to purchase 1,900,000 shares of our common stock under our 2002 Plan, with an exercise price equal to the fair market value of our common stock on January 3, 2011, which was $2.17 per share. Subject to certain exceptions, 25% of the shares underlying the option vested on January 1, 2012 and 1/48th of the total shares underlying the option will vest on each monthly anniversary thereafter, such that the option will be fully vested on January 1, 2015.

We also agreed to reimburse Mr. Garabedian for his documented relocation expenses (not to exceed $120,000) and corporate housing expenses (up to $4,500 per month for six months), all of which were to be repaid if Mr. Garabedian terminated his employment with us for any reason on or before January 1, 2012.

Pursuant to the terms of the employment agreement, we are required to reimburse Mr. Garabedian for reasonable travel, entertainment or other business expenses he incurs in connection with the performance of his duties. Mr. Garabedian is also entitled to participate in current and future employee benefit plans that apply to other executive officers of our company, including paid vacation.

Mr. Garabedian’s employment agreement also requires him not to compete, either directly or indirectly, with us while employed by us and until the later of the date he terminates his employment with us and the date he no longer receives severance benefits from us. The employment agreement also requires Mr. Garabedian not to solicit our employees to leave their employment with us during and for two years following the term of his employment.

For a description of severance and change in control-related payments to Mr. Garabedian under his employment agreement, please see the description in the section below captioned “Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers.”

J. David Boyle II — Former Senior Vice President and Chief Financial Officer

On August 18, 2008, we hired J. David Boyle II as our Senior Vice President and Chief Financial Officer. In connection with his appointment, we and Mr. Boyle entered into an employment agreement dated July 24, 2008 providing for Mr. Boyle’s at-will employment. In April 2011, in accordance with the terms of Mr. Boyle’s employment agreement, we notified Mr. Boyle that his employment agreement would not be renewed and that it would expire pursuant to its terms in July 2011. Mr. Boyle ceased to be an employee of our company on July 24, 2011.

Under the terms of his employment agreement, Mr. Boyle was entitled to an initial annual salary of $324,000, which amount was subject to review for potential increase, but not decrease, on an annual basis. In addition to his base salary, Mr. Boyle was eligible for an annual bonus of up to 30% of his base salary, based upon Mr. Boyle’s achievement of performance objectives established by mutual agreement among Mr. Boyle, our Chief Executive Officer, and the compensation committee. As noted above, Mr. Boyle received a bonus of $88,733 in connection with his services in 2010, but was ineligible for a bonus in connection with his services in 2011.

In connection with his employment, we granted to Mr. Boyle an option to purchase 350,000 shares of our common stock under our 2002 Plan, with an exercise price equal to the fair market value of our common stock on August 18, 2008, which was $1.21 per share. Subject to certain exceptions, the option vests in equal annual installments over a period of three years. In addition, on that same date we granted to Mr. Boyle an option to purchase an additional 150,000 shares of our common stock under our 2002 Plan, with an exercise price equal to the fair market value of our common stock on August 18, 2008, which was $1.21 per share. The vesting of these 150,000 shares was subject to our achievement of certain milestones, which we did not achieve. We were also required to reimburse Mr. Boyle for all expenses reasonably incurred by him in discharging his duties for us.

In addition to the compensation described above, under his employment agreement, Mr. Boyle was entitled to receive (i) reimbursement of up to $100,000 for reasonable expenses incurred in 2008 to relocate Mr. Boyle, his spouse and certain members of his family to the city of our headquarters, including the reasonable and customary costs associated with selling his prior residence, moving expenses, and costs associated with purchasing a new residence, (ii) reimbursement of up to $5,000 for reasonable legal fees incurred by Mr. Boyle in connection with the negotiation of his employment agreement, (iii) a monthly living allowance of $2,000 for a period of up to six months, (iv) four weeks of paid vacation per year, as well as paid holidays generally available to senior executives, and (v) subject to eligibility requirements, participation in benefits and programs generally available to all employees or executives. Mr. Boyle’s employment agreement further provides that Mr. Boyle was entitled to receive certain tax gross-up payments related to certain of the taxable fringe benefits.

Mr. Boyle’s employment agreement provided that, following Mr. Boyle’s termination of employment with us, Mr. Boyle may not engage in certain activities in competition with our business activities for a period between one year and two years, depending on the nature of Mr. Boyle’s termination; however, these competition restrictions were waived by us pursuant to the terms of Mr. Boyle’s separation agreement and release dated July 24, 2011. Mr. Boyle is prohibited for a period of two years following termination of employment with us from recruiting, hiring, or assisting a third party in hiring any person then employed by us.

Effective April 20, 2010, Mr. Boyle was appointed our Interim President and Chief Executive Officer. As a result of this appointment, Mr. Boyle’s salary was increased by $3,000 per month while serving as the Interim President and Chief Executive Officer, his bonus target percentage for 2010 was increased to 40%, and he was granted a fully vested option on April 20, 2010 to acquire 50,000 shares of our common stock at an exercise price of $1.24. In connection with Mr. Garabedian’s appointment as President and Chief Executive Officer effective January 1, 2011, Mr. Boyle’s salary and bonus target percentage returned to $333,720 annually and 30%, respectively, which levels were in effect prior to his appointment as Interim President and Chief Executive Officer.

On July 24, 2011, Mr. Boyle ceased to be an employee of our company. In connection with his departure, Mr. Boyle entered into a separation agreement and release with us dated July 24, 2011, the benefits of which are described in the section below captioned “Potential Payments Upon Termination or a Change in Control.”

Effie Toshav — Former Senior Vice President and General Counsel

On January 10, 2011, we hired Effie Toshav as our Senior Vice President and General Counsel. In connection with her appointment, we and Ms. Toshav entered into an employment agreement on January 10, 2011 providing for Ms. Toshav’s at-will employment. Ms. Toshav ceased to be an employee of our company on February 24, 2012. The employment agreement had an initial term of two years commencing on January 10, 2011. Pursuant to the terms of the employment agreement, if we did not provide at least 90 days’ prior written notice of non-renewal prior to the end of the employment term, the employment term would have been extended for an additional two years. If notice of non-renewal had been delivered in accordance with the terms of the agreement, the employment agreement would have expired at the end of the then-current employment term. Non-renewal of the agreement would not have constituted termination without “Cause” (as defined in the employment agreement) or have given Ms. Toshav an opportunity to terminate her employment for “Good Reason” (as defined in the employment agreement); however, Ms. Toshav would have been entitled to receive continuing payments of severance pay at a rate equal to her base salary, as then in effect, for six months from the date of the end of the employment term.

Under the terms of her employment agreement, Ms. Toshav was entitled to an initial annual salary of $335,000, which amount was subject to review and adjustment in accordance with our normal performance review practices. Ms. Toshav was also eligible to receive a target annual bonus of 30% of her base salary upon achievement of performance objectives determined by the compensation committee. The maximum bonus Ms. Toshav was eligible to receive was 45% of her base salary.

In connection with her employment, we granted to Ms. Toshav an option to purchase 650,000 shares of our common stock pursuant to a non-plan inducement grant, with an exercise price equal to the fair market value of our common stock on January 10, 2011, which was $2.58 per share. Subject to certain exceptions, 25% of the shares underlying the option vested on January 10, 2012 and 1/48th of the total shares underlying the option were to vest on each monthly anniversary thereafter, such that the option would have been fully vested on January 10, 2015.

Pursuant to the terms of the employment agreement, we were required to reimburse Ms. Toshav for reasonable travel, entertainment or other business expenses she incurred in connection with the performance of her duties. Ms. Toshav was also entitled to participate in employee benefit plans that applied to other executive officers of our company, including paid vacation.

Ms. Toshav’s employment agreement also required her not to compete, either directly or indirectly, with us while employed by us and until the later of the date she terminated her employment with us and the date she no longer received severance benefits from us. The employment agreement also required Ms. Toshav not to solicit our employees to leave their employment with us during and for two years following the term of her employment.

On February 24, 2012, Ms. Toshav ceased to be an employee of our company. In connection with her departure, Ms. Toshav entered into a separation agreement with us dated February 24, 2012, the benefits of which are described in the section below captioned “Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers.”

Edward M. Kaye, M.D. — Senior Vice President and Chief Medical Officer

On June 20, 2011, we hired Edward M. Kaye, M.D. as our Senior Vice President and Chief Medical Officer. In connection with his appointment, we and Dr. Kaye entered into an employment agreement on June 13, 2011 providing for Dr. Kaye’s at-will employment. The employment agreement has an initial term of two years commencing on June 13, 2011. At the end of the initial term, we and Dr. Kaye can agree to renew the employment agreement, otherwise it will expire. Non-renewal of the agreement does not constitute termination without “Cause” (as defined in the employment agreement) or give Dr. Kaye an opportunity to terminate his employment for “Good Reason” (as defined in the employment agreement).

Under the terms of his employment agreement, Dr. Kaye is entitled to an initial annual salary of $364,000, which amount is subject to review and adjustment in accordance with our normal performance review practices. In addition to his base salary, Dr. Kaye was entitled to a one-time sign-on bonus of $130,000, which bonus is repayable to us if Dr. Kaye terminates his employment with us for any reason on or prior to June 20, 2012. Dr. Kaye is also eligible to receive a target annual bonus of 35% of his base salary upon achievement of performance objectives determined by the compensation committee. Dr. Kaye is eligible to receive a maximum bonus equal to 52.5% of his base salary.

In connection with his employment, we granted to Dr. Kaye an option to purchase 850,000 shares of our common stock pursuant to a non-plan inducement grant, with an exercise price equal to the fair market value of our common stock on June 20, 2011, which was $1.38 per share. Subject to certain exceptions, 25% of the shares underlying the option will vest on June 20, 2012 and 1/48th of the total shares underlying the option will vest on each monthly anniversary thereafter, such that the option will be fully vested on June 20, 2015.

Dr. Kaye was not required to relocate near either our Bothell, Washington or Corvallis, Oregon facilities. However, Dr. Kaye is required to spend no less than one-third of all business days in a calendar year at either our Bothell, Washington or Corvallis, Oregon facilities, with such number of required in-person days pro-rated for calendar year 2011.

Pursuant to the terms of the employment agreement, we are required to reimburse Dr. Kaye for reasonable travel, entertainment or other business expenses he incurs in connection with the performance of his duties. Dr. Kaye is also entitled to participate in current and future employee benefit plans that apply to other executive officers of our company, including paid vacation.

Dr. Kaye’s employment agreement also requires him not to compete, either directly or indirectly, with us while employed by us and until the later of the date he terminates his employment with us and the date he no longer receives severance benefits from us. The employment agreement also requires Dr. Kaye not to solicit our employees to leave their employment with us during and for two years following the term of his employment.

For a description of severance and change in control-related payments to Dr. Kaye under his employment agreement, please see the description in the section below captioned “Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers.”

Peter Linsley, Ph.D. — Senior Vice President and Chief Scientific Officer

On May 1, 2011, we hired Peter Linsley, Ph.D. as our Senior Vice President and Chief Scientific Officer. In connection with his appointment, we and Dr. Linsley entered into an employment agreement on March 29, 2011 providing for Dr. Linsley’s at-will employment. The employment agreement has an initial term of two years commencing on March 29, 2011. At the end of the initial term, we and Dr. Linsley can agree to renew the employment agreement, otherwise it will expire. Non-renewal of the agreement does not constitute termination without “Cause” (as defined in the employment agreement) or give Dr. Linsley an opportunity to terminate his employment for “Good Reason” (as defined in the employment agreement).

Under the terms of his employment agreement, Dr. Linsley is entitled to an initial annual salary of $364,000, which amount is subject to review and adjustment in accordance with our normal performance review practices. In addition to his base salary, Dr. Linsley was entitled to a one-time sign-on bonus of $175,000, which bonus is repayable to us if Dr. Linsley terminates his employment with us for any reason on or prior to May 1, 2012. Dr. Linsley is also eligible to receive a target annual bonus of 35% of his base salary upon achievement of performance objectives determined by the compensation committee. The maximum bonus Dr. Linsley is eligible to receive is 52.5% of his base salary.

In connection with his employment, we granted to Dr. Linsley an option to purchase 800,000 shares of our common stock pursuant to a non-plan inducement grant, with an exercise price equal to the fair market value of our common stock on May 16, 2011, which was $1.76 per share. Subject to certain exceptions, 25% of the shares underlying the option will vest on May 1, 2012 and 1/48th of the total shares underlying the option will vest on each monthly anniversary thereafter, such that the option will be fully vested on May 1, 2015.

We also agreed to reimburse Dr. Linsley up to a total of $30,000 for his documented relocation expenses and corporate housing expenses, all of which were to be repaid if Dr. Linsley terminated his employment with us for any reason on or before May 1, 2012. To the extent these reimbursements are taxable to Dr. Linsley, we agreed to reimburse him for all such expenses.

Pursuant to the terms of the employment agreement, we are required to reimburse Dr. Linsley for reasonable travel, entertainment or other business expenses he incurs in connection with the performance of his duties. Dr. Linsley is also entitled to participate in current and future employee benefit plans that apply to other executive officers of our company, including paid vacation. Dr. Linsley is entitled to four weeks of paid vacation, which vacation was fully accrued as of his start date.

Dr. Linsley’s employment agreement also requires him not to compete, either directly or indirectly, with us while employed by us and until the later of the date he terminates his employment with us and the date he no longer receives severance benefits from us. The employment agreement also requires Dr. Linsley not to solicit our employees to leave their employment with us during and for two years following the term of his employment.

For a description of severance and change in control-related payments to Dr. Linsley under his employment agreement, please see the description in the section below captioned “Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers.”

Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers

We have entered into agreements with certain named executive officers relating to post-employment benefits and change in control arrangements.

Christopher Garabedian — President and Chief Executive Officer

Pursuant to the terms of his employment agreement, if, prior to a “Change of Control” (as defined in the employment agreement) or after 12 months following a “Change of Control,” Mr. Garabedian’s employment is terminated for reasons other than “Cause” (as defined in the employment agreement), death or disability after we provide him with at least 30 days advance notice, then, subject to his execution of a release of claims in the form we provide, he will be entitled to:

•	continued payments of his base salary for 12 months from the date of termination;

•	accelerated vesting on 50% of his outstanding and unvested equity awards; and

•	an extension of the post-termination exercise period on his outstanding options to 180 days following the date of termination.

As defined in the employment agreement, “Cause” is defined as (i) an act of dishonesty made by Mr. Garabedian in connection with his responsibilities as an employee, (ii) Mr. Garabedian’s conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (iii) Mr. Garabedian’s gross misconduct, (iv) Mr. Garabedian’s unauthorized use or disclosure of any proprietary information or trade secrets of our company or any other party to whom he owes an obligation of nondisclosure as a result of his relationship with our company, (v) Mr. Garabedian’s willful breach of any obligations under any written agreement or covenant with our company; or (vi) Mr. Garabedian’s continued failure to perform his employment duties after he has received a written demand of performance from us which specifically sets forth the factual basis for our belief that he has not substantially performed his duties and has failed to cure such non-performance to our satisfaction within 10 business days after receiving such notice. As defined in the employment agreement, “Change of Control” is defined as (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of our company representing more than 50% of the total voting power represented by our then outstanding voting securities, or (ii) the date of the consummation of a merger or consolidation of our company with any other corporation that has been approved by our shareholders, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50% of the total voting power represented by the voting securities of our company or such surviving entity or its parent outstanding immediately after such merger or consolidation, or (iii) the date of the consummation of the sale or disposition by us of all or substantially all of our assets. However, no transaction will be deemed a Change of Control unless the transaction qualifies as a “change in control event” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended.

Also, the employment agreement specifies that if, upon or within 12 months following a “Change of Control” Mr. Garabedian is terminated for reasons other than “Cause,” death or disability after we provide him with at least 30 days advance notice or he resigns for “Good Reason” (as defined in the employment agreement), then, subject to his execution of a release of claims in the form we provide, he will be entitled to:

•	continued payments of his base salary for 24 months from the date of termination;

•	accelerated vesting on all of his outstanding and unvested equity awards; and

•	an extension of the post-termination exercise period on his outstanding options to 180 days following the date of termination.

As defined in the employment agreement, “Good Reason” means the termination by Mr. Garabedian upon the occurrence of any of the following: (i) the assignment of a different title or change that results in a material reduction in Mr. Garabedian’s duties or responsibilities; (ii) a material reduction by us in Mr. Garabedian’s base compensation, other than a salary reduction that is part of a general salary reduction affecting employees generally and provided the reduction is not greater, percentage-wise, than the reduction affecting other employees generally or failure to provide an annual increase in base compensation commensurate with other executives; provided, however, in determining whether to provide an annual increase in base compensation commensurate with an annual increase provided to other executives, we may take into account factors such as market levels of compensation, Mr. Garabedian’s overall performance, and other factors reasonably considered by our compensation committee and/or board of directors, so long as such determination is not made in bad faith with the intent to discriminate against Mr. Garabedian; or (iii) relocation of Mr. Garabedian’s principal place of business of greater than 75 miles from its then location. Mr. Garabedian must provide notice to us of the existence of such event within 90 days of the first occurrence of such event, and we will have 30 days to remedy the condition, in which case no Good Reason shall exist. If we fail to remedy the condition within such 30 day period, Mr. Garabedian must terminate employment within two years of the first occurrence of such event.

If the severance and other benefits provided in the employment agreement or otherwise payable to Mr. Garabedian would be subject to the golden parachute excise tax, then, Mr. Garabedian’s severance benefits will be either delivered in full or delivered as to such lesser extent which would result in no portion of the severance benefits being subject to such excise tax, whichever result is superior for Mr. Garabedian on an after-tax basis.

J. David Boyle II — Senior Vice President and Chief Financial Officer

Mr. J. David Boyle II ceased to be an employee of our company on July 24, 2011. In connection with his departure, on July 24, 2011, we entered into a separation agreement and release with Mr. Boyle. Pursuant to the terms of the separation agreement, Mr. Boyle received a lump sum cash payment of $113,507, the vesting of 116,666 shares subject to Mr. Boyle’s August 2008 option grant was accelerated and the post-

separation exercise period for options to purchase up to 593,333 shares of our common stock held by Mr. Boyle was extended until December 30, 2011. The separation agreement also contained a customary mutual waiver and release of claims and certain customary confidentiality, non-solicit, and non-disparagement provisions.

Effie Toshav — Former Senior Vice President and General Counsel

Pursuant to the terms of her employment agreement, if, prior to a “Change of Control” (as defined in the employment agreement) or after 12 months following a “Change of Control,” Ms. Toshav’s employment was terminated for reasons other than “Cause” (as defined in the employment agreement), death or disability after we provided her with at least 30 days advance notice, or if Ms. Toshav resigned from her employment because she was required to report to any person other than the Chief Executive Officer or the board of directors, then, subject to her execution of a release of claims in the form we provided, she would have been entitled to:

•	continued payments of her base salary for 12 months from the date of termination;

•	accelerated vesting on 50% of her outstanding and unvested equity awards; and

•	an extension of the post-termination exercise period on her outstanding options to 180 days following the date of termination.

The definitions of “Cause” and “Change of Control” in Ms. Toshav’s employment agreement are the same as the definitions of “Cause” and “Change of Control” in Mr. Garabedian’s employment agreement.

Also, the employment agreement specified that if, upon or within 12 months following a “Change of Control” Ms. Toshav was terminated for reasons other than “Cause,” death or disability after we provided her with at least 30 days advance notice or she resigned for “Good Reason” (as defined in the employment agreement), then, subject to her execution of a release of claims in the form we provided, she would have been entitled to:

•	continued payments of her base salary for 24 months from the date of termination;

•	accelerated vesting on all of her outstanding and unvested equity awards; and

•	an extension of the post-termination exercise period on her outstanding options to 180 days following the date of termination.

The definition of “Good Reason” in Ms. Toshav’s employment agreement is the same as the definition of “Good Reason” in Mr. Garabedian’s employment agreement, provided, that in addition to the events that constitute a Good Reason termination set forth in Mr. Garabedian’s employment agreement, Ms. Toshav’s employment agreement also includes a fourth event constituting a Good Reason termination as follows: Ms. Toshav is required to report to any person other than the Chief Executive Officer or the board of directors.

If the severance and other benefits provided in the employment agreement or otherwise payable to Ms. Toshav would be subject to the golden parachute excise tax, then, Ms. Toshav’s severance benefits would have been either delivered in full or delivered as to such lesser extent which would result in no portion of the severance benefits being subject to such excise tax, whichever result would have been superior for Ms. Toshav on an after-tax basis.

Ms. Toshav ceased to be an employee of our company on February 24, 2012. In connection with her departure, we and Ms. Toshav entered into a separation agreement on February 24, 2012. Pursuant to the terms of the separation agreement, Ms. Toshav will provide consulting services to us for up to four months to assist with the transition of her responsibilities. During the term of the consultancy, Ms. Toshav will receive customary cash compensation and will continue to vest in the stock options previously granted to her during the term of her employment. If the consultancy period is not terminated prior to the expiration of the four month term, then, effective upon the expiration of the consultancy period, Ms. Toshav will vest in 25% of the shares underlying the option grant she received in August 2011 and her previously granted options will be amended such that she will have until December 31, 2012 to exercise them. The separation agreement also contained a customary mutual waiver and release of claims and a customary mutual non-disparagement provision.

Edward M. Kaye, M.D. — Senior Vice President and Chief Medical Officer

Pursuant to the terms of his employment agreement, if, prior to a “Change of Control” (as defined in the employment agreement) or after 12 months following a “Change of Control,” Dr. Kaye’s employment is terminated for reasons other than “Cause” (as defined in the employment agreement), death or disability after we provide him with at least 30 days advance notice, then, subject to his execution of a release of claims in the form we provide, he will be entitled to:

•	continued payments of his base salary for 12 months from the date of termination;

•	accelerated vesting on 50% of his outstanding and unvested equity awards; and

•	an extension of the post-termination exercise period on his outstanding options to 180 days following the date of termination.

The definitions of “Cause” and “Change of Control” in Dr. Kaye’s employment agreement are the same as the definitions of “Cause” and “Change of Control” in Mr. Garabedian’s employment agreement.

Also, the employment agreement specifies that if, upon or within 12 months following a “Change of Control” Dr. Kaye is terminated for reasons other than “Cause,” death or disability after we provide him with at least 30 days advance notice or he resigns for “Good Reason” (as defined in the employment agreement), then, subject to his execution of a release of claims in the form we provide, he will be entitled to:

•	continued payments of his base salary for 24 months from the date of termination;

•	accelerated vesting on all of his outstanding and unvested equity awards; and

•	an extension of the post-termination exercise period on his outstanding options to 180 days following the date of termination.

The definition of “Good Reason” in Dr. Kaye’s employment agreement is the same as the definition of “Good Reason” in Mr. Garabedian’s employment agreement, provided, that relocation of Dr. Kaye’s principal place of business of greater than 75 miles from its then location is not an event that constitutes a Good Reason termination.

If the severance and other benefits provided in the employment agreement or otherwise payable to Dr. Kaye would be subject to the golden parachute excise tax, then, Dr. Kaye’s severance benefits will be either delivered in full or delivered as to such lesser extent which would result in no portion of the severance benefits being subject to such excise tax, whichever result is superior for Dr. Kaye on an after-tax basis.

Peter Linsley, Ph.D. — Senior Vice President and Chief Scientific Officer

Pursuant to the terms of his employment agreement, if, prior to a “Change of Control” (as defined in the employment agreement) or after 12 months following a “Change of Control,” Dr. Linsley’s employment is terminated for reasons other than “Cause” (as defined in the employment agreement), death or disability after we provide him with at least 30 days advance notice, then, subject to his execution of a release of claims in the form we provide, he will be entitled to:

•	continued payments of his base salary for 12 months from the date of termination;

•	accelerated vesting on 50% of his outstanding and unvested equity awards; and

•	an extension of the post-termination exercise period on his outstanding options to 180 days following the date of termination.

The definitions of “Cause” and “Change of Control” in Dr. Linsley’s employment agreement are the same as the definitions of “Cause” and “Change of Control” in Mr. Garabedian’s employment agreement.

Also, the employment agreement specifies that if, upon or within 12 months following a “Change of Control” Dr. Linsley is terminated for reasons other than “Cause,” death or disability after we provide him with at least 30 days advance notice or he resigns for “Good Reason” (as defined in the employment agreement), then, subject to his execution of a release of claims in the form we provide, he will be entitled to:

•	continued payments of his base salary for 24 months from the date of termination;

•	accelerated vesting on all of his outstanding and unvested equity awards; and

•	an extension of the post-termination exercise period on his outstanding options to 180 days following the date of termination.

The definition of “Good Reason” in Dr. Linsley’s employment agreement is the same as the definition of “Good Reason” in Mr. Garabedian’s employment agreement.

If the severance and other benefits provided in the employment agreement or otherwise payable to Dr. Linsley would be subject to the golden parachute excise tax, then, Dr. Linsley’s severance benefits will be either delivered in full or delivered as to such lesser extent which would result in no portion of the severance benefits being subject to such excise tax, whichever result is superior for Dr. Linsley on an after-tax basis.

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

COMPENSATION COMMITTEE

Gil Price (Chairman)
M. Kathleen Behrens
John Hodgman
William Goolsbee

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for 2011, 2010 and 2009, as applicable. Based on the fair value of equity awards granted to named executive officers in 2011 (and in 2012 for work performed in 2011), the allocation of total compensation to our executive officers was as follows. “Salary,” which includes base salary as well as any sign-on bonuses received, accounted for, on average, approximately 29% of the total compensation of the named executive officers, incentive compensation including performance-based bonuses and stock option grants, accounted for approximately 64% of the total compensation of the named executive officers and all other compensation including benefits and severance, if applicable, accounted for approximately 7% of the total compensation of the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)	(j)
Christopher Garabedian,	2011	$490,000	$130,000	—	$2,959,510	$219,201	$59,099	$3,857,810
President and Chief
Executive Officer (4)

J. David Boyle II, Former Senior Vice	2011 2010 2009	$203,315 358,396 324,000	— — —	$ — — 42,579	$74,989 328,099 117,000	$ — 88,733 62,111	$113,507 9,800 19,437	$391,811 785,028 565,127

President and Chief
Financial Officer (5)

Effie Toshav,	2011	$327,699	—	—	$1,258,720	—	$9,800	$1,596,219
Former Senior Vice
President and General
Counsel (6)

Edward M. Kaye, M.D.,	2011	$194,600	$130,000	—	$791,010	$60,938	$9,167	$1,185,715
Senior Vice President and
Chief Medical Officer (7)

Peter Linsley, Ph.D.,	2011	$242,667	$175,000	—	$949,440	—	$52,543	$1,419,650
Senior Vice President and
Chief Scientific Officer (8)

(1)	Amounts shown represent sign-on bonuses paid in connection with such named executive officers’ commencement of employment with us.
(2)	The amounts included in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of awards during each year calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 3 to the financial statements set forth in our Annual Report on Form 10-K for 2011, filed with the SEC on March 13, 2012. See the table below captioned “Grants of Plan Based Awards in 2011” for additional information on equity awards granted in 2011.
(3)	Non-Equity Incentive Plan Compensation includes awards earned under our annual incentive bonus plan. See the table below captioned “Grants of Plan Based Awards in 2011” and the “Compensation Discussion and Analysis” above for additional information. The 2011 non-equity incentive plan compensation amount for Mr. Garabedian reflects the aggregate grant date fair value of the RSU grant, $73,499, and option grant, $145,702, he received in April 2012 calculated in accordance with footnote 2 above. The 2011 non-equity incentive plan compensation amount for Dr. Kaye reflects the sum of the cash portion of his 2011 bonus, $20,433, plus the aggregate grant date fair value of the option grant, $40,505, he received in April 2012 calculated in accordance with footnote 2 above. See the table below captioned “Grants of Plan Based Awards in 2011” for additional information on the April 2012 equity grants to Mr. Garabedian and Dr. Kaye.
(4)	Mr. Garabedian was appointed as our President and Chief Executive Officer effective January 1, 2011. The amounts disclosed under the column entitled “All Other Compensation” include the following: for 2011, $49,299 is related to relocation and temporary living expenses, with $4,136 of such amount attributable to related tax gross-ups, and $9,800 represents matching funds contributed to Mr. Garabedian’s 401(k) account by us.
(5)	Mr. Boyle, our Former Senior Vice President and Chief Financial Officer, ceased to be an employee of our company on July 24, 2011. Pursuant to the terms of his separation agreement and release with us dated July 24, 2011, certain of Mr. Boyle’s options were modified to accelerate the vesting of the underlying shares and the post-termination exercise period was extended for all of Mr. Boyle’s options until December 30, 2011. The incremental fair value attributable to these modifications was $74,989, which amount is set forth under the column entitled “Option Awards.” From April 20, 2010 to December 31, 2010, Mr. Boyle served as our Interim President and Chief Executive Officer, during which period he received a monthly base salary increase of $3,000. The amounts disclosed under the column entitled “All Other Compensation” include the following: for 2011, $113,507 is related to cash severance costs; for 2010, $9,800 represents matching funds contributed to Mr. Boyle’s 401(k) account by us; and for 2009, $9,637 is related to temporary living and travel expenses and $9,800 represents matching funds contributed to Mr. Boyle’s 401(k) account by us.
(6)	Ms. Toshav, our Former Senior Vice President and General Counsel, ceased to be an employee of our company on February 24, 2012. The amounts disclosed under the column entitled “All Other Compensation” include the following: for 2011, $9,800 represents matching funds contributed to Ms. Toshav’s 401(k) account by us.

(7)	Dr. Kaye was appointed as our Senior Vice President and Chief Medical Officer effective June 20, 2011. The amounts disclosed under the column entitled “All Other Compensation” include the following: for 2011, $9,167 represents matching funds contributed to Dr. Kaye’s 401(k) account by us.
(8)	Dr. Linsley was appointed as our Senior Vice President and Chief Scientific Officer effective May 1, 2011. The amounts disclosed under the column entitled “All Other Compensation” include the following: for 2011, $42,743 is related to relocation and temporary living expenses, with $12,743 of such amount attributable to related tax gross-ups, and $9,800 represents matching funds contributed to Dr. Linsley’s 401(k) account by us. On April 8, 2012, Dr. Linsley notified us of his intention to resign from his position with our company effective June 1, 2012. As a result of this announced resignation, the compensation committee determined not to award Dr. Linsley a 2011 bonus.

See the discussion above under the section captioned “Employment Agreements with Named Executive Officers” for a discussion of our employment arrangements with our named executive officers.

Grants of Plan Based Awards in 2011

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Award	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)
(a)		(b)	(c)	(d)	(e)	(j)	(k)	(l)
Christopher Garabedian (4) President and Chief Executive Officer	Stock Options (2002 Plan)	1/3/2011				1,900,000	2.17	$2,799,270
	Stock Options (2011 Plan)	8/31/2011				200,000	1.24	$160,240
	Annual Incentive		—	245,000	367,500

J. David Boyle II (5)	Stock Options							$74,989
Former Senior Vice President and Chief Financial Officer	Annual Incentive		—	102,156	—

Effie Toshav (6) Former Senior Vice	Stock Options (Inducement Grant)	1/10/2011				650,000	2.58	$1,138,540
President and General	Stock Options	8/31/2011				150,000	1.24	$120,180
Counsel	(2011 Plan) Annual Incentive		—	100,500	150,750

Edward M. Kaye, M.D. (7) Senior Vice President and Chief Medical Officer	Stock Options (Inducement Grant) Annual Incentive	6/20/2011	—	127,400	191,100	850,000	1.38	$791,010

Peter Linsley, Ph.D.(8)	Stock Options	5/16/2011				800,000	1.76	$949,440
Senior Vice President and	(Inducement Grant)
Chief Scientific Officer	Annual Incentive		—	127,400	191,100

(1)	Consistent with the provisions of our 2002 Equity Incentive Plan (“2002 Plan”), 2011 Equity Incentive Plan (“2011 Plan”) and the non-plan inducement grants (“Inducement Grant”) granted to certain of our executive officers in 2011, options were priced at the last reported sale price of our common stock on The NASDAQ Global Market on the date of grant, or, if The NASDAQ Global Market was closed on such day, the last day prior to the grant date on which such market was open.
(2)	Annual incentive bonuses were earned in 2011. The actual amounts paid to each of the named executive officers for 2011 are set forth in the individual footnotes below.
(3)	These amounts represent the grant date fair value of option awards granted in 2011. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during 2011. For a more detailed description of the assumptions used for purposes of determining grant date fair value see Note 3 to the financial statements set forth in our Annual Report on Form 10-K for 2011, filed with the SEC on March 13, 2012.

(4)	On April 24, 2012, the compensation committee approved a 2011 performance-based bonus to Mr. Garabedian to have a value (based on a conversion factor described below) equal to $147,000, which amount was calculated based on achievement of our pre-established corporate goals at the 60% level multiplied by Mr. Garabedian’s target bonus for fiscal year 2011. The bonus was paid to Mr. Garabedian in the form of an RSU grant and an option grant. The RSU grant for 81,666 shares was determined by the following formula: one-half of the value of Mr. Garabedian’s 2011 performance-based bonus, divided by our closing stock price on the date of grant of $0.90 per share (rounded down to the nearest whole share). The option grant to purchase 245,000 shares at an exercise price of $0.90 per share, was determined by the following formula: the product of (1) one-half of the value of Mr. Garabedian’s 2011 performance-based bonus, divided by our closing stock price on the date of grant of $0.90 per share, multiplied by (2) three (rounded down to the nearest whole share).
(5)	Mr. Boyle was ineligible for a 2011 performance bonus as a result of his departure from our company effective July 24, 2011. Pursuant to the terms of Mr. Boyle’s separation agreement and release with us dated July 24, 2011, certain of Mr. Boyle’s options were modified to accelerate the vesting of the underlying shares and the post-termination exercise period was extended for all of Mr. Boyle’s options until December 30, 2011. The incremental fair value attributable to these modifications was $74,989, which amount is set forth under the column entitled “Grant Date Fair Value of Stock and Option Awards.”
(6)	Ms. Toshav was ineligible for a 2011 performance bonus as a result of her departure from our company effective February 24, 2012.
(7)	On April 24, 2012, the compensation committee approved an annual incentive bonus to Dr. Kaye to have a value (based on a conversion factor described below) equal to $40,866, which amount was calculated based on achievement of our pre-established corporate goals at the 60% level multiplied by Dr. Kaye’s target bonus for fiscal year 2011, prorated for Dr. Kaye’s length of service during 2011. Half of the bonus was paid to Dr. Kaye in cash and half was paid to Dr. Kaye in the form of an option grant. The option grant to purchase 68,110 shares at an exercise price of $0.90 per share, was determined by the following formula: the product of (1) one-half of the value of Dr. Kaye’s 2011 performance-based bonus, divided by our closing stock price on the date of grant of $0.90 per share, multiplied by (2) three (rounded down to the nearest whole share).
(8)	On April 8, 2012, Dr. Linsley notified us of his intention to resign from his position with our company effective June 1, 2012. As a result of this announced resignation, the compensation committee determined not to award Dr. Linsley a 2011 performance bonus.

Outstanding Equity Awards at 2011 Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Options Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)		(e)	(f)
Christopher Garabedian,	15,000	45,000	(1)	1.30	6/8/2020
President and Chief Executive Officer	—	1,900,000	(2)	2.17	1/3/2021
	—	200,000	(3)	1.24	8/31/2021
J. David Boyle II (4),
Former Senior Vice President and Chief Financial Officer	—	—		—	—
Effie Toshav,	—	650,000	(5)	2.58	1/10/2021
Former Senior Vice President and General Counsel	—	150,000	(3)	1.24	8/31/2021
Edward M. Kaye, M.D.,
Senior Vice President and Chief Medical Officer	—	850,000	(6)	1.38	6/20/2021
Peter Linsley, Ph.D.,
Senior Vice President and Chief Scientific Officer	—	800,000	(7)	1.76	5/16/2021

(1)	This stock option fully vests no later than June 8, 2014, and vests for continued service on the board of directors at a rate of 1/4 annually on the earlier of (i) the anniversary of grant and (ii) the date of the annual meeting of shareholders in the years following the grant.
(2)	This stock option fully vests on January 1, 2015, and vests at a rate of 1/4 of the shares underlying the option on January 1, 2012 and 1/48th of the shares underlying the option on each monthly anniversary thereafter.
(3)	This stock option fully vests on August 31, 2015, and vests at a rate of 1/4 of the shares underlying the option on August 31, 2012 and 1/48th of the shares underlying the option on each monthly anniversary thereafter.
(4)	Pursuant to the terms of the Separation Agreement and Release effective July 30, 2011 between us and Mr. Boyle, the post-termination exercise period for all options held by Mr. Boyle expired on December 30, 2011.
(5)	This stock option fully vests on January 10, 2015, and vests at a rate of 1/4 of the shares underlying the option on January 10, 2012 and 1/48th of the shares underlying the option on each monthly anniversary thereafter.
(6)	This stock option fully vests on June 20, 2015, and vests at a rate of 1/4 of the shares underlying the option on June 20, 2012 and 1/48th of the shares underlying the option on each monthly anniversary thereafter.
(7)	This stock option fully vests on May 1, 2015, and vests at a rate of 1/4 of the shares underlying the option on May 1, 2012 and 1/48th of the shares underlying the option on each monthly anniversary thereafter.

2011 Option Exercises and Stock Vested

During 2011, none of our named executive officers exercised stock options or vested in any restricted stock.

2011 Pension Benefits

None of our named executive officers are entitled to pension benefits or other payments of benefits pursuant to any established plan following retirement.

2011 Nonqualified Deferred Compensation

None of our named executive officers are entitled to benefits under any nonqualified defined contribution or nonqualified deferred compensation plans.

Potential Payments Upon Termination or a Change in Control

The table below reflects the amount of compensation payable to each of our named executive officers in the event of termination of such executive’s employment (before, upon, within 12 months following or after 12 months following a change in control) or in the event of a change in control without termination of such executive’s employment. The amount of compensation payable to each named executive officer (i) upon termination without cause before or after 12 months following a change in control, (ii) upon termination without cause or resignation for good reason upon or within 12 months following a change in control and (iii) in connection with a change of control, is shown below. The amounts shown assume that such termination or change in control, as applicable, was effective as of December 30, 2011, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon the occurrence of the relevant triggering event.

Name	Benefit	Before a Change in Control or After 12 Months Following a Change in Control, Termination w/o Cause ($)		Upon or Within 12 Months Following a Change in Control, Termination w/o Cause or Resignation for Good Reason ($)		Change in Control ($)(1)
	(a)	(b)		(c)		(g)
Christopher Garabedian, President and Chief Executive	Cash Severance Stock Options	$490,000 —	(3)	$980,000 —	(3)	$	— —
Officer (2)
J. David Boyle II, Former Senior Vice President and	Cash Severance Stock Options	$ — —		$ — —		$	— —
Chief Financial Officer (4)
Effie Toshav, Former Senior Vice President and	Cash Severance Stock Options	$335,000 —	(3)	670,000 —	(3)	$	— —
General Counsel (2)(5)
Edward M. Kaye, M.D., Senior Vice President and Chief	Cash Severance Stock Options	$364,000 —	(3)	$728,000 —	(3)	$	— —
Medical Officer (2)
Peter Linsley, Ph.D., Senior Vice President and Chief	Cash Severance Stock Options	$364,000 —	(3)	$728,000 —	(3)	$	— —
Scientific Officer (2)

(1)	Pursuant to the terms of our 2002 Equity Incentive Plan (“2002 Plan”), 2011 Equity Incentive Plan (“2011 Plan”) and the non-plan inducement grants (each an “Inducement Grant”) granted to Ms. Toshav, Dr. Linsley and Dr. Kaye, upon the occurrence of a change in control (as separately defined in each of the 2002 Plan, the 2011 Plan and the Inducement Grant) of our company, where a successor corporation does not assume or substitute outstanding awards, all awards granted shall immediately become exercisable or shall vest without any further action or passage of time. The stated dollar amounts in this column reflect the spread value of all unvested stock options held by each named executive officer, excluding Mr. Boyle, on December 30, 2011, assuming a stock price of $0.75 per share, the closing price of our common stock on The NASDAQ Global Market on December 30, 2011, the last trading day of our 2011 fiscal year.
(2)

Upon termination of the applicable named executive officer’s employment by us without cause (as defined in the applicable named executive officer’s employment agreement) either before a change in control or after 12 months following a change in control (as defined in the applicable named executive officer’s employment agreement), such officer is entitled to (i) continued payment of his/her base salary for 12 months from the date of termination, (ii) accelerated vesting on 50% of his/her outstanding and unvested equity awards, and (iii) an extension of the post-termination exercise period on his/her outstanding options to 180 days following the date of termination. Upon termination of the applicable named executive officer’s employment by us without cause or resignation by the applicable named executive officer for good reason (as defined in the applicable named executive officer’s employment agreement) either upon or within 12 months following a change in control, such officer is entitled to (i) continued payment of his/her base salary for 24 months from the date of termination, (ii) accelerated vesting on all of his/her outstanding and unvested equity awards, and (iii) an extension of the post-termination exercise period on his/her outstanding options to 180 days following the date of termination. The receipt of the benefits described herein is contingent upon the applicable named executive officer signing a release of claims in a form we provide.
(3)	The stated dollar amounts reflect the spread value of the applicable portion of unvested stock options held by the applicable named executive officer on December 30, 2011, assuming a stock price of $0.75 per share, the closing price of our common stock on The NASDAQ Global Market on December 30, 2011, the last trading day of our 2011 fiscal year.
(4)	On July 24, 2011, Mr. Boyle ceased to be an employee of our company. In connection with his departure, on July 24, 2011, we entered into a separation agreement and release with Mr. Boyle. Pursuant to the terms of this agreement, Mr. Boyle received a lump sum cash payment of $113,507, the vesting of 116,666 shares subject to Mr. Boyle’s August 2008 option grant was accelerated and the post-separation exercise period for options to purchase up to 593,333 shares of our common stock was extended until December 30, 2011. Mr. Boyle did not exercise any of his options prior to the expiration of the post-separation exercise period. The agreement also contained a customary mutual waiver and release of claims and certain customary confidentiality, non-solicit, and non-disparagement provisions.
(5)	In addition to the potential payments described in footnote 2 above, if Ms. Toshav resigns from her employment because she is required to report to any person other than the Chief Executive Officer or the board of directors, then, subject to her execution of a release of claims in a form we provide, she would be entitled to (i) continued payment of his/her base salary for 12 months from the date of termination, (ii) accelerated vesting on 50% of his/her outstanding and unvested equity awards, and (iii) an extension of the post-termination exercise period on his/her outstanding options to 180 days following the date of termination.

For a further discussion of our obligations on a change of control or termination of a named executive officer, see also the discussion above under “Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers.”

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

Stock-Based Compensation

Pursuant to the Director Compensation Policy, each individual who is first elected or appointed as a non-employee member of the board of directors is automatically granted an option to purchase 60,000 shares of our common stock, with 25% of the total amount of shares underlying the option vesting each year on the earlier of (i) the anniversary date of the grant and (ii) the date of the annual meeting of our shareholders in the year following the date of grant. In addition, each non-employee director who has served on the board of directors for at least six months will be automatically granted an option to purchase 30,000 shares of our common stock on the date of the first meeting of the board of directors held after the annual meeting of our shareholders. All of the shares underlying such option will vest on the earlier of (i) the anniversary date of the grant and (ii) the date of the annual meeting of our shareholders in the year following the date of grant, provided that the non-employee director continues to serve as a director through such date. Also, each non-

employee director who has served on the board of directors for at least six months prior to the first meeting of the board of directors held after the annual meeting of our shareholders will be automatically granted a restricted stock award for 5,000 shares of our common stock on the date of the first meeting of the board of directors held after the annual meeting of our shareholders. All of the shares underlying the restricted stock award will vest on the earlier of (i) the anniversary date of the grant and (ii) the date of the annual meeting of our shareholders in the year following the date of grant, provided that the non-employee director continues to serve as a director through such date. The stock-based compensation component for non-employee directors prior to the adoption of the Director Compensation Policy was the same as that set forth in the Director Compensation Policy.

The following table sets forth compensation information for our non-employee directors for 2011. The table excludes Mr. Garabedian who did not receive any compensation from us in his role as director in 2011. All compensation numbers are expressed in U.S. dollars.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(g)	(h)
William Goolsbee	$98,500	$7,050	$28,524	—	$134,074
Anthony Chase	46,000	7,050	28,524	—	81,574
John Hodgman	57,000	7,050	28,524	—	92,574
Gil Price, M.D.	48,500	7,050	28,524	—	84,074
M. Kathleen Behrens, Ph.D.	44,500	7,050	28,524	—	80,074
Hans Wigzell, M.D., Ph.D.	35,000	7,050	28,524	—	70,574

(1)	The amounts in the option awards column reflect the aggregate grant date fair value of option awards granted in 2011 calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 3 to the financial statements set forth in our Annual Report on Form 10-K for 2011, filed with the SEC on March 13, 2012. As of December 31, 2011, each director and former director had the following number of options and shares of restricted stock outstanding, respectively: Mr. Goolsbee: 133,000 and 5,000; Mr. Chase: 90,000 and 5,000; Mr. Hodgman: 163,334 and 5,000; Dr. Price: 133,000 and 5,000; Dr. Behrens: 120,000 and 5,000; and Dr. Wigzell: 170,000 and 5,000.

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

•

the long-term component of compensation consists of RSUs and stock option grants. Our primary long-term incentive grants are stock options, which would only have value if our stock price increases subsequent to the date of grant. Vesting requirements of three to four years encourage employees to take a long-term perspective on overall corporate performance, which ultimately influences share price appreciation. We believe that long-term equity compensation balances the cash incentives in place to motivate short-term performance.

Compensation Committee Interlocks and Insider Participation

During 2011, M. Kathleen Behrens, John Hodgman, William Goolsbee and Gil Price served on our compensation committee. During 2011, no member of our compensation committee was an officer or employee or formerly an officer of our company, and no member had any relationship that would require disclosure under Item 404 of Regulation S-K of the Securities Exchange Act of 1934. None of our executive officers has served on the board of directors or the compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served on our board of directors or on our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of April 16, 2012, with respect to: (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (# of Shares)(2)	Percent of Class (2)
Officers and Directors
J. David Boyle II (3)	70,282	*
Anthony Chase (4)	586,467	*
Gil Price, M.D. (5)	300,982	*
M. Kathleen Behrens, Ph.D. (6)	185,000	*
Christopher Garabedian (7)	1,132,917	*
John Hodgman (8)	148,334	*
William Goolsbee (9)	123,000	*
Hans Wigzell, M.D., Ph.D. (10)	115,000	*
Edward M. Kaye, M.D.	—	*
Peter Linsley, Ph.D. (11)	216,667	*
Effie Toshav (12)	230,208	*
Michael A. Jacobsen	—	*
All directors and officers as a group (10 persons) (13)	3,108,857	2.3%
5% Shareholders
Rockall Emerging Markets Master Fund Limited (14) c/o M&C Corporate Services Limited P.O. Box 309GT Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands	10,781,071	7.9%
BlackRock, Inc.(15) 40 East 52nd Street, New York, NY 10022	8,558,990	6.3%

*	Less than one percent
(1)	Except as otherwise indicated, the address of each shareholder identified is c/o AVI BioPharma, Inc., 3450 Monte Villa Parkway, Suite 101, Bothell, Washington 98021. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.
(2)	Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of April 16, 2012, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Based on 135,743,787 shares of common stock issued and outstanding as of April 16, 2012.
(3)	Based solely on information contained in a Form 4 filed on August 27, 2010 on behalf of Mr. Boyle.
(4)	Includes 30,000 shares subject to options exercisable within sixty (60) days of April 16, 2012 and 140,000 shares subject to currently exercisable warrants.
(5)	Includes 103,000 shares subject to options exercisable within sixty (60) days of April 16, 2012.
(6)	Includes 75,000 shares subject to options exercisable within sixty (60) days of April 16, 2012.
(7)	Includes 702,917 shares subject to options exercisable within sixty (60) days of April 16, 2012.
(8)	Includes 133,334 shares subject to options exercisable within sixty (60) days of April 16, 2012.
(9)	Includes 103,000 shares subject to options exercisable within sixty (60) days of April 16, 2012.
(10)	Includes 110,000 shares subject to options exercisable within sixty (60) days of April 16, 2012.
(11)	Includes 216,667 shares subject to options exercisable within sixty (60) days of April 16, 2012.
(12)	Pursuant to the terms of the separation agreement between us and Ms. Toshav, Ms. Toshav will continue to vest in stock options granted to her while she is providing consulting services to us. If the consultancy period is not terminated prior to June 24, 2012, then, effective upon the expiration of the consultancy period, Ms. Toshav will vest in 25% of the shares underlying the option grant she received in August 2011. The 230,208 shares listed in the table above represent options exercisable within sixty (60) days of April 16, 2012 and do not include the 25% of shares underlying the option grant she received in August 2011.
(13)	Includes 1,704,126 shares subject to options exercisable within sixty (60) days of April 16, 2012 and 140,000 shares subject to currently exercisable warrants.
(14)	Based solely on information contained in a Schedule 13G/A filed on February 13, 2012 by Rockall Emerging Markets Master Fund Limited (the “Fund”), Meldrum Asset Management, LLC (the “Investment Manager”), Con Egan (“Egan”), Conor O’Driscoll (“O’Driscoll”) and Fulvio Dobrich (“Dobrich” and collectively with Egan and O’Driscoll, the “Managers”), who are collectively referred to as the “Reporting Persons.” The Managers are the principals of the Investment Manager, which is the investment manager of the Fund. In the aggregate, the Reporting Persons beneficially owned 10,781,071 shares. The beneficial ownership of each Reporting Person was as follows: (i) the Fund beneficially owned 6,707,493 shares, which amount includes 631,034 shares subject to currently exercisable warrants, (ii) the Investment Manager, as the manager of the Fund, beneficially owned 6,707,493 shares, which amount includes 631,034 shares subject to currently exercisable warrants, (iii) Egan, both as a Manager and in his individual capacity, beneficially owned 8,055,493 shares, which amount includes 105,264 shares subject to currently exercisable warrants, (iv) O’Driscoll, both as a Manager and in his individual capacity, beneficially owned 7,492,182 shares, which amount includes 52,632 shares subject to currently exercisable warrants, and (v) Dobrich, both as a Manager and in his individual capacity, beneficially owned 8,648,382 shares, which amount includes 105,264 shares subject to currently exercisable warrants. Each of the Fund and the Investment Manager, as the manager of the Fund, has the power to vote and dispose of the shares beneficially owned by the Fund. Each of the Managers, by virtue of his position as a principal of the Investment Manager, has the shared authority to vote and dispose of all of the shares held by the Fund, as well as the sole power to vote and dispose of shares held in his individual capacity.
(15)	Based solely on information contained in a Schedule 13G/A filed on February 13, 2012 by BlackRock, Inc.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,205,857	(1)	$1.87	12,284,538	(2)
Equity compensation plans not approved by security holders (3)	2,300,000		1.85	—
Total	14,505,857		1.86	12,284,538

(1)	Of the number of securities to be issued upon exercise, (i) 7,652,107 shares are subject to outstanding options under our 2002 Equity Incentive Plan and (ii) 4,553,750 shares are subject to outstanding options under our 2011 Equity Incentive Plan. Following the adoption of our 2011 Equity Incentive Plan, there will be no further grants under the 2002 Equity Incentive Plan, but awards previously granted pursuant to the 2002 Equity Incentive Plan will continue to be governed by its terms.
(2)	Includes 12,284,538 shares available for future issuance under our 2011 Equity Incentive Plan. The maximum number of shares that may be issued under the 2011 Equity Incentive Plan is 15,072,457 including 2,072,457 shares reserved but not issued under the 2002 Equity Incentive Plan. In addition, shares subject to outstanding awards under the 2002 Equity Incentive Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by us, will be available for issuance under the 2011 Equity Incentive Plan, up to a maximum of 11,086,073 shares.
(3)	Represents shares issuable pursuant to the non-plan inducement grants granted to Ms. Toshav, Dr. Linsley and Dr. Kaye in 2011. The terms of the non-plan inducement grants are substantially similar to the terms governing stock option awards issued pursuant to our 2002 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Approval of Related Party Transactions

Pursuant to our Code of Conduct, authorization from the audit committee is required for a director or officer to enter into a related party transaction or a similar transaction which could result in a conflict of interest. Conflicts of interest are prohibited unless specifically authorized in accordance with the Code of Conduct. We are not aware of any related party transactions during the last fiscal year that would require disclosure.

Determination Regarding Director Independence

The board of directors has determined that each of our current directors, except Mr. Garabedian, is an “independent director” as that term is defined in NASDAQ Marketplace Rule 5605(a)(2). The independent directors generally meet in executive session at least quarterly.

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

Item 14. Principal Accounting Fees and Services.

Fees Billed to Us by KPMG LLP during 2011 and 2010

KPMG LLP has been our independent registered public accounting firm since 2002. During fiscal years 2011 and 2010, the fees for audit and others services performed by KPMG LLP were as follows:

Audit Fees

Fees and related expenses for the 2011 and 2010 audits by KPMG LLP of our annual financial statements, its review of the financial statements included in our quarterly reports and other services that are provided in connection with statutory and regulatory filings totaled $345,000 and $330,000, respectively. Fees for 2011 included billings of $20,000 for the issuance of consents related to our filing of registration statements in 2011.

Audit-Related Fees

For the years 2011 and 2010, KPMG LLP billed us $118,600 and $16,000, respectively, for audit-related fees. The 2011 audit-related fees were related to the issuance of comfort letters and an audit of our 401(k) plan. The 2010 audit-related fees were related to an audit of our 401(k) plan.

Tax Fees

For the years 2011 and 2010, KPMG LLP did not bill us for any tax-related professional services.

All Other Fees

For the years 2011 and 2010, KPMG LLP did not bill us for any other professional services.

Policy on Audit Committee Pre-Approval of Fees

The audit committee must pre-approve all services to be performed for us by KPMG LLP. Pre-approval usually is granted at regularly scheduled meetings of the audit committee. If unanticipated items arise between regularly scheduled meetings of the audit committee, the audit committee has delegated authority to the chairman of the audit committee to pre-approve services, in which case the chairman communicates such pre-approval to the full audit committee at its next meeting. The audit committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During 2011 and 2010, all services billed by KPMG LLP were pre-approved by either the audit committee or the audit committee chairman in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The financial statements of the Company are contained in Item 8 of the annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

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

Dated: April 30, 2012	AVI BIOPHARMA, INC.

	By:	/S/ CHRISTOPHER GARABEDIAN
Christopher Garabedian
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CHRISTOPHER GARABEDIAN Christopher Garabedian	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	April 30, 2012

/s/ MICHAEL A. JACOBSEN Michael A. Jacobsen	Vice President, Finance (Principal Accounting Officer)	April 30, 2012

/s/ * William Goolsbee	Chairman of the Board	April 30, 2012

/s/ * M. Kathleen Behrens, Ph.D.	Director	April 30, 2012

/s/ * Anthony Chase	Director	April 30, 2012

/s/ * John C. Hodgman	Director	April 30, 2012

/s/ * Gil Price, M.D.	Director	April 30, 2012

/s/ * Hans Wigzell, M.D., Ph.D.	Director	April 30, 2012

*By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian Attorney-in-fact