Form 10-Q
period 2012-06-30
Sarepta Therapeutics, Inc.
filed 2012-08-07
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14895

SAREPTA THERAPEUTICS, INC.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	22,623,712
(Class)	(Outstanding as of July 31, 2012)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$24,491	$39,904
Accounts receivable	7,180	3,633
Other current assets	1,561	1,647

Total Current Assets	33,232	45,184

Property and Equipment, net of accumulated depreciation and amortization of $16,208 and $15,765	3,898	4,265
Patent Costs, net of accumulated amortization of $2,413 and $2,199	4,740	4,764
Other assets	231	155

Total Assets	$42,101	$54,368

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,813	$9,396
Accrued employee compensation	1,936	2,244
Long-term debt, current portion	87	85
Warrant valuation	2,884	5,446
Deferred revenue	3,304	3,304
Other liabilities	107	126

Total Current Liabilities	17,131	20,601

Commitments and Contingencies	0	0

Long-term debt, non-current portion	1,713	1,757
Other long-term liabilities	757	993

Shareholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	0	0
Common stock, $.0001 par value, 50,000,000 shares authorized; 22,623,965 and 22,623,853 issued and outstanding	2	2
Additional paid-in capital	342,128	340,979
Deficit accumulated during the development stage	(319,630)	(309,964)

Total Shareholders’ Equity	22,500	31,017

Total Liabilities and Shareholders’ Equity	$42,101	$54,368

See accompanying notes to financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

					July 22, 1980 (Inception) through June 30, 2012
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues from license fees, grants and research contracts	$11,207	$11,585	$22,419	$25,881	$158,638

Operating expenses:
Research and development	13,849	17,750	28,654	32,551	361,920
General and administrative	2,915	3,960	6,196	8,986	110,653
Acquired in-process research and development	0	0	0	0	29,461

Operating loss	(5,557)	(10,125)	(12,431)	(15,656)	(343,396)

Other income (loss):
Interest income and other, net	107	151	203	241	9,372
Gain (loss) on change in warrant valuation	13,488	11,253	2,562	18,527	27,532
Realized gain on sale of short-term securities–available-for-sale	0	0	0	0	3,863
Write-down of short-term securities–available-for-sale	0	0	0	0	(17,001)

	13,595	11,404	2,765	18,768	23,766

Net income (loss)	$8,038	$1,279	$(9,666)	$3,112	$(319,630)

Other comprehensive income (loss):
Write-down of short-term securities–available-for-sale	0	0	0	0	17,001
Realized gain on sale of short-term securities–available-for-sale	0	0	0	0	(3,863)
Unrealized loss on short-term securities–available-for-sale	0	0	0	0	(13,138)

	0	0	0	0	0

Comprehensive income (loss)	$8,038	$1,279	$(9,666)	$3,112	$(319,630)

Net income (loss) per share–basic	$0.36	$0.06	$(0.43)	$0.15

Net income (loss) per share–diluted	$0.35	$0.06	$(0.43)	$0.14

Weighted average number of common shares outstanding for computing basic income (loss) per share (in thousands)	22,624	22,348	22,624	20,558

Weighted average number of common shares outstanding for computing diluted income (loss) per share (in thousands)	22,658	23,153	22,624	21,670

See accompanying notes to financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development State Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,		For the Period July 22, 1980 (Inception) through June 30,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$(9,666)	$3,112	$(319,630)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	715	490	21,160
Loss on disposal of assets	123	44	2,394
Realized gain on sale of short-term securities–available-for-sale	0	0	(3,863)
Write-down of short-term securities–available-for-sale	0	0	17,001
Impairment charge on real estate owned	0	0	1,445
Stock-based compensation	1,148	1,862	30,143
Conversion of interest accrued to common stock	0	0	8
Acquired in-process research and development	0	0	29,461
Increase (decrease) on warrant liability	(2,562)	(18,527)	(27,532)
(Increase) in accounts receivable, other current assets and other assets	(3,537)	(7,586)	(8,711)
Increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	(952)	10,097	13,179

Net cash used in operating activities	(14,731)	(10,508)	(244,945)

Cash flows from investing activities:
Purchase of property and equipment	(143)	(676)	(20,022)
Patent costs	(498)	(525)	(9,990)
Purchase of marketable securities	0	0	(112,993)
Sale of marketable securities	0	0	117,724
Acquisition costs	0	0	(2,389)

Net cash used in investing activities	(641)	(1,201)	(27,670)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	1	32,348	297,879
Repayments of long-term debt	(42)	(40)	(387)
Buyback of common stock pursuant to rescission offering	0	0	(289)
Withdrawal of partnership net assets	0	0	(177)
Issuance of convertible debt	0	0	80

Net cash provided by (used in) financing activities	(41)	32,308	297,106

Increase (decrease) in cash and cash equivalents	(15,413)	20,599	24,491

Cash and cash equivalents:
Beginning of period	39,904	33,589	—

End of period	$24,491	$54,188	$24,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$43	$45	$532
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities–available-for-sale received in connection with the private offering	$0	$0	$17,897
Issuance of common stock and warrants in satisfaction of liabilities	$0	$644	$1,188
Issuance of common stock for building purchase	$0	$0	$750
Assumption of long-term debt for building purchase	$0	$0	$2,200
Issuance of common stock for Ercole assets	$0	$0	$8,075
Assumption of liabilities for Ercole assets	$0	$0	$2,124

See accompanying notes to financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Sarepta Therapeutics, Inc., formerly AVI BioPharma, Inc., is a biopharmaceutical company incorporated in the State of Oregon on July 22, 1980. On July 10, 2012, the shareholders approved a proposal to change the name of the company to Sarepta Therapeutics, Inc. (“Sarepta” or the “Company”) and the change was effective on July 11, 2012.

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

The Company effected a one-for-six reverse stock split of its outstanding common stock on July 11, 2012. The accompanying unaudited condensed consolidated financial statements and related notes to the unaudited condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Sarepta and its consolidated subsidiaries. The accompanying unaudited condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements not included in this report. The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

Since its inception in 1980, the Company has incurred losses of approximately $319.6 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenue from product sales, the Company expects to incur operating losses over the next several years.

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. As of June 30, 2012, the Company had completed all of its contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses. On August 2, 2012, the Company received a stop-work order related to the Ebola virus portion of this outstanding contract. The stop-work order does not apply to the Company’s ongoing Marburg activities. See “Note 6 — U.S. Government Contracts” for additional information.

As of June 30, 2012, cash and cash equivalents were $24.5 million. The Company’s principal sources of liquidity have been equity financings and revenue from U.S. government research contracts. The Company anticipates receiving continued funding from the U.S. government to pursue the development of the Company’s therapeutics against the Marburg virus with uncertainty regarding continued funding of Ebola as described elsewhere and is likely to pursue additional funding through public or private financings and cash generated from establishing collaborations.

The Company’s principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Many of these uses of cash are discretionary in nature and can be significantly reduced at the direction of the Company’s management and Board of Directors. Combined together, these sources of cash and reductions in discretionary spending the Company could implement provide sufficient cash to fund the Company’s operations for at least the following 12 months. Should the Company’s funding from the U.S. government cease or be delayed, it would have a negative impact on the Company’s financial condition and the Company would be forced to significantly reduce research and development efforts and other discretionary spending.

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

Commitments and Contingencies

As of the date of this report, the Company is not a party to any material legal proceedings with respect to itself, its subsidiaries, or any of its material properties. In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of therapeutics utilizing its technology, professional services or others. It is impossible to predict whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In May 2012, the Company exercised its option to terminate its lease obligation for its laboratory facility in Bothell, Washington, effective May 2013, decreasing its future commitment by approximately $400,000 in 2013 and $629,000 in 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$8,038	$1,279	$(9,666)	$3,112
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	22,624	22,348	22,624	20,558
Dilutive effect of warrants and stock options after application of the treasury stock method*	34	805	—	1,112

Weighted-average number of common shares outstanding for computing diluted earnings per share	22,658	23,153	22,624	21,670

Net income (loss) per share — basic	$0.36	$0.06	$(0.43)	$0. 15

Net income (loss) per share — dilutive	$0.35	$0.06	$(0.43)	$0.14

*	Warrants and stock options to purchase 6,949,231 and 3,926,350 shares of common stock were excluded from the net income (loss) per share calculation for the three months ended June 30, 2012 and 2011, respectively, as their effect would have been anti-dilutive. Additionally, warrants and stock options to purchase 6,992,316 and 2,251,563 shares of common stock were excluded from the net income (loss) per share calculation for the six months ended June 30, 2012 and 2011, respectively, as their effect would have been anti-dilutive.

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

•	Level 3 — valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)

Cash and Cash equivalents	$24,491	$24,491	$—	$—

Total assets	$24,491	$24,491	$—	$—

	Fair Value Measurement as of June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)

Warrants*	$2,884	$—	$—	$2,884

Total liabilities	$2,884	$—	$—	$2,884

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)

Cash and Cash equivalents	$39,904	$39,904	$—	$—

Total assets	$39,904	$39,904	$—	$—

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)

Warrants*	$5,446	$—	$—	$5,446

Total liabilities	$5,446	$—	$—	$5,446

*	See Note 5 —“Warrants” for additional information related to the determination of fair value of the warrants and a reconciliation of changes in fair value.

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instrument and carrying amounts reported for long-term debt approximate fair value because of similar characteristics to other debt instruments with comparable risk.

4. ACCOUNTS RECEIVABLE

Accounts receivable are stated at invoiced amount and do not bear interest. Because all accounts receivable are from the U.S. government and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The accounts receivable balance included $4,217,000 and $2,093,000 of U.S. government receivables that were unbilled at June 30, 2012 and December 31, 2011, respectively.

5. WARRANTS

Warrants issued in connection with the Company’s December 2007, January 2009, and August 2009 common stock offerings are classified as liabilities opposed to equity due to their settlement terms which requires settlement in registered shares. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. All other warrants issued by the Company were recorded as additional paid-in-capital and no further adjustments are made.

The fair value of the warrants classified as liabilities was recorded on the balance sheet at issuance and are adjusted to fair value at each financial reporting period, with changes in the fair value recorded as a gain or loss in the statement of operations. The fair value is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The following reflects the weighted-average assumptions for each of the periods indicated:

	Three and Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.2%-0.3%	0.5%-1.3%
Expected dividend yield	0%	0%
Expected lives	0.5-2.2 years	1.5-3.4 years
Expected volatility	71.8%-90.5%	55.3%-88.5%
Shares underlying warrants classified as liabilities	4,824,827	4,824,827
Market value of stock at beginning of year	$4.50	$12.72
Market value of stock at end of period	$3.78	$8.58

A reconciliation of the change in value of the Company’s warrant liability for the three and six months ended June 30, 2012 is as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)	(in thousands)

Balance at beginning of period	$16,372	$5,446
Increase (Decrease) in value of warrants	(13,488)	(2,562)
Reclassification to shareholders’ equity upon exercise of warrants	—	—

Balance at June 30, 2012	$2,884	$2,884

The following table summarizes information about warrants outstanding at June 30, 2012.

Exercise Price	Outstanding Warrants at June 30, 2012	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
$0.0018	2,778	No expiration date	2,778
1.0074	39,705	0.4	39,705
6.84	167	No expiration date	167
6.96	2,354,034	2.1	2,354,034
8.70	11,024	1.6	11,024
10.68	1,568,385	2.2	1,568,385
14.70	891,385	0.5	891,385

	4,867,478		4,867,478

6. U.S. GOVERNMENT CONTRACTS

The Company recognizes revenues from U.S. government research contracts during the period in which the related expenditures are incurred and presents these revenues and related expenses gross in the consolidated financial statements. In the periods presented, all of the revenue generated by the Company was derived from research contracts with and grants from the U.S. government. As of June 30, 2012, the Company had completed all of its contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg.

The following table sets forth the revenue for each of the contracts with the U.S. government for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
July 2010 Agreement (Ebola and Marburg)	$11,171	$10,585	$22,334	$22,490
June 2010 Agreement (H1N1)	—	883	—	3,207
Other Agreements	36	117	85	184

Total	$11,207	$11,585	$22,419	$25,881

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, the Company was awarded a contract with the U.S. Department of Defense, or DoD, Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of the Company’s hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against the Ebola and Marburg viruses, respectively. In February 2012, the Company announced that it received permission from the FDA to proceed with a single oligomer, AVI-7288, as the lead product candidate against the Marburg virus infection. In July 2012, the Company received similar permission to proceed with AVI-7537 as a single oligomer against the Ebola virus infection. The contract is structured into four segments for each therapeutic candidate and has an aggregate period of performance spanning approximately six years if DoD exercises its options for all segments. Activities under the first segment began in July 2010 and include Phase I studies in healthy volunteers as well as preclinical studies which are scheduled to be completed in mid 2013. The aggregate available funding as of June 30, 2012 for the current segments is approximately $126.5 million of which $75.0 million has been recognized to date.

After completion of the first segment, and each successive segment, DoD has the option to proceed to the next segment for either or both AVI-7537 and AVI-7288. If DoD exercises its options for all four segments for both AVI-7537 and AVI-7288, contract activities would include all clinical and licensure activities necessary to obtain Food and Drug Administration (FDA) regulatory approval for each therapeutic candidate and would provide for a total funding award to the Company of up to $288.0 million over a period of six years, of which $161.5 million remains to be funded as of June 30, 2012.

In July 2012, the Company submitted a contract modification to the DoD to proceed with single oligomers, AVI-7537 and AVI-7288, as the lead product candidates against the Ebola and Marburg virus infections, respectively. The FDA previously approved the change and if the DoD approves the contract modification, the total funding award and the amount funded for the current segments of the contract will be reduced by $4.5 million.

On August 2, 2012, the Company received a stop-work order from the DoD with respect to AVI-7537, its product candidate for use against the Ebola virus. The stop-work order stated that the action is being taken due to recently imposed funding constraints. The stop-work order does not apply to AVI-7288, the Company’s ongoing effort against the Marburg virus funded under the same contract. The stop-work order will remain in effect until September 1, 2012, at which time the DoD will either: 1) terminate AVI-7537, the Ebola portion of the contract; 2) cancel the stop-work order; or 3) extend the stop-work order period, if necessary. While the final outcome for the AVI-7537 portion of the contract is yet to be determined, if the AVI-7537 portion of the contract is terminated, the funding for the first segment would be reduced from $126.5 million to an estimate of approximately $100 million including the July 2012 contract modification request described above. Additionally, the total funding under the contract of $288 million would be reduced to approximately $183 million.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, the Company entered into a contract with the Defense Threat Reduction Agency to advance the development of AVI-7100 as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program of DoD. The period of performance for this contract ended on June 3, 2011.

7. STOCK COMPENSATION

Stock Options

In general, stock options granted prior to December 31, 2010 vest over a three year period, with one-third of the underlying shares vesting on each anniversary of grant, and have a ten year term. Beginning in January 2011, stock options granted generally vest over a four year period, with one-fourth of the underlying shares vesting on the first anniversary of the grant and the remaining underlying shares vesting pro-ratably on a monthly basis thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant. As of June 30, 2012, 2,140,566 shares of common stock remain available for future grant.

A summary of the Company’s stock option activity with respect to the six months ended June 30, 2012 follows:

Stock Options	Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	2,417,659	$11.18
Granted	206,408	6.95
Exercised	(111)	5.52
Canceled or expired	(499,118)	10.16

Outstanding at June 30, 2012	2,124,838	$11.01	6.68	$13,578

Vested at June 30, 2012 and expected to vest	2,050,432	$11.12	6.47	$12,584

Exercisable at June 30, 2012	994,370	$14.31	3.81	$78

The weighted-average fair value per share of stock-based awards granted to employees during the three months ended June 30, 2012 and 2011 was $3.53 and $6.30, respectively, and during the six months ended June 30, 2012 and 2011 was $4.56 and $7.98, respectively. During the six months ended June 30, 2012 and 2011, the total intrinsic value of stock options exercised was $280 and $70,000 respectively, and the total grant date fair value of stock options that vested was $2,689,000 and $1,807,000, respectively.

Valuation Assumptions

Stock-based compensation costs are based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options. The fair value of stock grants, with consideration given to estimated forfeitures, is amortized as compensation expense on a straight-line basis over the vesting period of the grants.

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Three and Six Months Ended June 30,
	2012	2011

Risk-free interest rate	0.8%-1.1%	1.9%-2.4%
Expected dividend yield	0%	0%
Expected lives	5.3 years	5.4-5.5 years
Expected volatility	79.7%-82.5%	80.9%-81.6%

Restricted Stock Units

In April 2012, the Company granted 32,377 shares of restricted stock units to employees in lieu of cash for a portion of the 2012 bonus. These shares vest over a two-year period and have a weighted average grant date fair value of $5.40 per share. The weighted-average grant-date fair value of restricted stock unit awards is based on the market price of the Company’s common stock on the date of grant. The following table sets forth restricted stock unit activity for the period shown:

	Six Months Ended June 30, 2012
	Shares	Weighted Average Grant Date Fair Value per Share
Restricted Stock Units, beginning of period	—	$—
Granted	32,377	5.40
Vested	—	—
Forfeited or canceled	(486)	5.40

Restricted Stock Units, end of period	31,891	5.40

Stock-based Compensation Expense

A summary of the stock-based compensation expense, including options, restricted stock units, and restricted stock, recognized in the statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)		(in thousands)

Research and development	$259	$359	$512	$732
General and administrative	181	357	636	1,130

Total	$440	$716	$1,148	$1,862

As of June 30, 2012, there was $5,529,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted, including stock options, restricted stock units and restricted stock. These costs are expected to be recognized over a weighted-average period of 3.0 years.

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

9. RESTRUCTURING

In December 2011, the Company restructured its operations by reducing its workforce by 28%. Restructuring charges totaling $1,145,000 were recorded in 2011 and included severance and related costs. The restructuring was completed by January 31, 2012 and all severance costs are expected to be paid by December 2012.

Changes in the liability and the balance related to the December 2011 restructuring plan are as follows:

Six Months Ending June 30, 2012
(in thousands)
Balance at January 1, 2012	$828
Restructuring charge for severance	—
Severance payments	(86)

Balance at June 30, 2012	$742

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

In June 2011, the FASB issued guidance regarding presentation of other comprehensive income in the financial statements. This guidance eliminated the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company had the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company elected to present the components of net income and comprehensive income in one financial statement and the adoption of this new guidance did not have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management, and our future prospects, are forward-looking statements and are sometimes identified by such words as “believe,” “expect,” “anticipate,” “may,” “will,” “should,” “could,” “would,” “plan,” “estimate,” “project,” “predict,” and “potential,” and words of similar import. These forward-looking statements include, but are not limited to, statements regarding:

•	our expectations regarding the development and clinical benefits of our product candidates;

•	the results of our research and development efforts and the efficacy of our PMO-based chemistries and other RNA-based technology;

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	the efficacy, potency and utility of our product candidates in the treatment of rare and infectious diseases, and their potential to treat a broad number of human diseases;

•	our expectations regarding the results of preclinical and clinical testing of our product candidates;

•	our expectations regarding the release of additional results from our open label extension study in October 2012 and initiating enrollment of a pivotal Phase III trial in late 2013;

•	our expectations regarding the timing, completion and receipt of results from our ongoing development programs;

•	the receipt of any required approval from the U.S. Food and Drug Administration, or FDA, or other regulatory approval for our products;

•	the effect of regulation by FDA and other agencies;

•	our expectations regarding the markets for our products;

•	acceptance of our products, if introduced, in the marketplace;

•	the impact of competitive products, product development, commercialization and technological difficulties;

•	our expectations regarding partnering opportunities and other strategic transactions;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our plans to file additional patent applications to enhance and protect our existing intellectual property portfolio;

•	our ability to invalidate some or all of the claims covered by patents issued to competitors;

•	our estimates regarding our future revenues, research and development expenses, other expenses, payments to third parties and changes in staffing levels;

•	our estimates regarding how long our currently available cash and cash equivalents will be sufficient to finance our operations and statements about our future capital needs; and

•	our expectations about funding from the government and other sources.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report. These statements, like all statements in this Quarterly Report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In this report, “we,” “our,” “us,” “Sarepta,” and “Company” refers to Sarepta Therapeutics, Inc.

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

Our highly-differentiated RNA-based technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for Duchenne muscular dystrophy, or DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no disease-modifying therapies available for DMD. Eteplirsen is our lead therapeutic candidate for DMD and if we are successful in our development efforts, eteplirsen will address a severe unmet medical need. We recently completed a U.S.-based Phase IIb clinical trial for eteplirsen that was initiated in August 2011. Following completion of this study, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial.

In April 2012, we announced the results from our DMD Phase IIb clinical trial which determined that treatment with eteplirsen met the primary efficacy endpoint in the Phase IIb study. Eteplirsen administered once weekly at 30mg/kg over 24 weeks resulted in a statistically significant (p £ 0.002) increase in novel dystrophin (22.5% dystrophin-positive fibers as a percentage of normal) compared to no increase in the placebo group. Restoration of dystrophin expression and dystrophin positive fibers is believed to be critical for successful disease-modifying treatment of individuals with DMD. In the study, a shorter duration of eteplirsen treatment, 12 weeks, did not show a significant increase in novel dystrophin (0.79% dystrophin-positive fibers as a percentage of normal; p-value NS), despite administration of the drug at a higher dose (50mg/kg once weekly). No significant improvements in clinical outcomes in the treated groups were observed compared to placebo.

On July 24, 2012 we announced interim results from our DMD open label extension study which indicated that treatment with eteplirsen over thirty six weeks achieved a significant clinical benefit on the primary clinical outcome, the 6-minute walk test (6MWT), over a placebo/delayed treatment cohort in our Phase IIb open label extension study. Eteplirsen administered once weekly at 50mg/kg over 36 weeks resulted in a 69.4 meter benefit compared to patients who received placebo for 24 weeks followed by 12 weeks of treatment with eteplirsen. In the predefined prospective analysis of the study’s intent-to-treat population on the primary clinical outcome measure, the change in 6MWT distance from baseline, eteplirsen-treated patients who received 50mg/kg of the drug weekly demonstrated a decline of 8.7 meters in distance walked from baseline (mean=396.0 meters), while patients who received placebo/delayed-eteplirsen treatment for 36 weeks showed a decline of 78.0 meters from baseline (mean=394.5 meters), for a statistically significant treatment benefit of 69.4 meters over 36 weeks (p≤0.019). There was no statistically significant difference in the 6MWT between the cohort of patients who received

30mg/kg weekly of eteplirsen and the placebo/delayed treatment cohort. The safety profile of eteplirsen was evaluated across all subjects through the 36 weeks eteplirsen was administered and there were no treatment-related adverse events, no serious adverse events and no discontinuations. Furthermore, no treatment related changes were detected on any safety laboratory parameters, including several biomarkers for renal function.

We anticipate releasing additional results at the 48 week time point from our open label extension study in October of 2012 and initiating enrollment of a pivotal Phase III trial in late 2013.

We are also leveraging the capabilities of our RNA-based technology platforms to develop therapeutics for the treatment of infectious diseases. The U.S. Department of Defense, or DoD, has provided significant financial support for the development of therapeutics against Ebola, Marburg, and influenza viruses. As of June 30, 2012, we had completed all of our contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses. On August 2, 2012, we received a stop-work order related to the Ebola virus portion of this outstanding contract. The stop-work order does not apply to our ongoing Marburg virus activities. For additional information, see “Government Contracts” below.

Since our inception in 1980, we have incurred losses of approximately $319.6 million and substantially all of our revenue has been derived from research and development contracts with the U.S. government. We have not yet generated any material revenue from product sales and we have incurred expenses related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. We expect to continue to incur losses in the future as we continue our research and development efforts and seek approval from various regulatory agencies for our product candidates, but there can be no assurance that we will obtain approval for our product candidates and achieve revenues from product sales.

As of June 30, 2012, we had cash and cash equivalents of $24.5 million. Our principal sources of liquidity are equity financings and revenue from our U.S. government research contracts. We anticipate receiving continued funding from the U.S. government to pursue the development of our therapeutic against Marburg and are likely to pursue additional funding through public or private financings and cash generated from establishing collaborations or licensing our technology to other companies. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Many of these uses of cash are discretionary in nature and can be significantly reduced at the discretion of management and our Board of Directors. Combined together, we believe these sources of cash and reductions in discretionary spending we could implement provide us with sufficient cash to fund operations at least through the following 12 months. Should our funding from the U.S. government cease or be further delayed, it would have a negative impact on our financial condition and we would likely be forced to significantly reduce our research and development efforts and other discretionary spending.

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

Government Contracts

We recognize revenues from U.S. government research contracts during the period in which the related expenditures are incurred and presents these revenues and related expenses gross in the consolidated financial statements. In the periods presented, all of the revenue generated by us was derived from research contracts with and grants from the U.S. government. As of June 30, 2012, we had completed all of its contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg.

The following table sets forth the revenue for each of the contracts with the U.S. government for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
July 2010 Agreement (Ebola and Marburg)	$11,171	$10,585	$22,334	$22,490
June 2010 Agreement (H1N1)	—	883	—	3,207
Other Agreements	36	117	85	184

Total	$11,207	$11,585	$22,419	$25,881

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, we were awarded a contract with the U.S. Department of Defense, or DoD, Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of our hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against the Ebola and Marburg viruses, respectively. In February 2012, we received permission from the FDA to proceed with a single oligomer, AVI-7288, as the lead product candidate against the Marburg virus infection. In July 2012, we received similar permission to proceed with AVI-7537 as a single oligomer against the Ebola virus infection. The contract is structured into four segments for each therapeutic candidate and has an aggregate period of performance spanning approximately six years if DoD exercises its options for all segments. Activities under the first segment began in July 2010 and include Phase I studies in healthy volunteers as well as preclinical studies which are scheduled to be completed in mid 2013. The aggregate available funding as of June 30, 2012 for the current segments is approximately $126.5 million of which $75.0 million has been recognized to date.

After completion of the first segment, and each successive segment, DoD has the option to proceed to the next segment for either or both AVI-7537 and AVI-7288. If DoD exercises its options for all four segments for both AVI-7537 and AVI-7288, contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval for each therapeutic candidate and would provide for a total funding award to us of up to $288.0 million over a period of six years, of which $161.5 million remains to be funded as of June 30, 2012.

In July 2012, we announced that AVI-7288, our lead drug candidate for the Marburg virus, demonstrated up to 100% survival in a non-human primate study exploring the drug’s effect when treatment is delayed to various time points post-infection. The study demonstrated a significantly higher rate of survival among non-human primates treated with AVI-7288 compared to placebo when treatment was administered up to 96-hours post infection.

In July 2012, we submitted a contract modification to the DoD to proceed with single oligomers, AVI-7537 and AVI-7288, as the lead product candidates against the Ebola and Marburg virus infections, respectively. If the DoD approves the contract modification, the total funding award and the amount funded for the current segments of the contract will be reduced by $4.5 million.

On August 2, 2012, we received a stop-work order from the DoD with respect to the AVI-7537, our product candidate for use against the Ebola virus. The stop-work order stated that the action is being taken due to recently imposed funding constraints. The stop-work order does not apply to AVI-7288, our ongoing effort against the Marburg virus funded under the same contract. The stop-work order will remain in effect until September 1, 2012, at which time the DoD will either: 1) terminate the AVI-7537, the Ebola portion of the contract; 2) cancel the stop-work order; or 3) extend the stop-work order period, if necessary. While the final outcome for the AVI-7537 portion of the contract is yet to be determined, if the AVI-7537 portion of the contract is terminated, the funding for the first segment would be reduced from $126.5 million to an estimate of approximately $100 million including the July 2012 contract modification request described above. Additionally, the total funding under the contract of $288 million would be reduced to approximately $183 million.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, we entered into a contract with the Defense Threat Reduction Agency to advance the development of AVI-7100 as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program of DoD. The period of performance for this contract ended on June 3, 2011.

Key Financial Metrics

Revenue

Government Research Contract and Grant Revenue. Substantially all of our revenue is generated from U.S. government research contracts and grants. See “Note 6 — U.S. Government Contracts” of the unaudited financial statements included elsewhere in this report. We recognize revenue from U.S. government research contracts and grants during the period in which the related expenses are incurred and present such revenues and related expenses gross in the consolidated financial statements. Government contract revenue is highly dependent on the timing of various activities performed by us and our third party vendors. Changes in the timing of activities performed in support of these contracts have, and may in the future, result in unexpected fluctuations in our revenue from period to period. We expect that future revenue generated under our government contracts will continue to be variable as a result of these factors.

License Arrangements. Our license arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

We defer recognition of non-refundable upfront fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, then such upfront fees are deferred and recognized over the period of continuing involvement. As of June 30, 2012, we had deferred revenue of $3.3 million, which represents upfront fees which we will recognize as revenue as we satisfy the outstanding performance obligations.

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

Change in Fair Value of Warrants. Warrants issued in connection with our December 2007 and January and August 2009 financings are classified as liabilities, as opposed to equity, due to their settlement terms which require settlement in registered shares. These warrants are non-cash liabilities and we are not required to expend any cash to settle these liabilities. The fair market value of these warrants was recorded on the balance sheet at issuance and the warrants are marked to market each financial reporting period, with changes in the fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes option-pricing model, which requires the use of significant judgment and estimates related to the inputs used in the model and can result in significant swings in the fair market valuation primarily due to changes in our stock price. For more information, see “Note 5 — Warrants” of the unaudited financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements included elsewhere in this report. The preparation of our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Revenue:	$11,207	$11,585	(3)%	22,419	25,881	(13)%
Expenses:
Research and development	13,849	17,750	(22)%	28,654	32,551	(12)%
General and administrative	2,915	3,960	(26)%	6,196	8,986	(31)%

Operating loss	(5,557)	(10,125)	(45)%	(12,431)	(15,656)	(21)%
Other income (loss):
Interest (expense) income and other, net	107	151	(29)%	203	241	(16)%
Gain (loss) on change in warrant valuation	13,488	11,253	20%	2,562	18,527	(86)%

Net income (loss)	$8,038	$1,279	528%	$(9,666)	$3,112	(411)%

Basic income (loss) per share	$0.36	$0.06		$(0.43)	$0.15

Diluted income (loss) per share	$0.35	$0.06		$(0.43)	$0.14

Revenue

Revenue for the three months ended June 30, 2012 decreased by $0.4 million, or 3%, compared to the three months ended June 30, 2011. The decrease was due primarily to a $0.9 million decrease in revenue associated with the H1N1 U.S. government research contracts which were completed in June 2011. This decrease was partially offset by a $0.6 million increase in revenue attributable to the July 2010 Ebola and Marburg contract.

Revenue for the six months ended June 30, 2012 decreased by $3.5 million, or 13%, compared to the six months ended June 30, 2011. The decrease in revenue was due primarily to a $3.2 million decrease in the H1N1 U.S. government research contracts and a $0.2 million decrease in the July 2010 Ebola and Marburg contract.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 decreased by $3.9 million, or 22%, compared to the three months ended June 30, 2011. The decrease was primarily due to a $1.7 million reduction in personnel related costs and costs of proprietary research, a $1.0 million decrease in our DMD program costs due to the timing of manufacturing and clinical activities, a $0.8 million decrease in costs related to H1N1 U.S. government research contracts which were concluded in June of 2011 and a reduction in severance costs of $0.4 million incurred in the second quarter of last year.

Research and development expenses for the six months ended June 30, 2012 decreased by $3.9 million, or 12%, compared to the six months ended June 30, 2011. The decrease was primarily due to a $1.9 million decrease in spending related to the H1N1 U.S. government research contracts which were concluded in June of 2011, a $1.2 million decrease in personnel related costs, a $0.8 million decrease in costs related to our proprietary research, and a $0.6 million decrease in our July 2011 Ebola and Marburg contract spending. These decreases were partially offset by a $0.7 million increase in DMD program costs due to the timing of manufacturing and clinical trial activities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 decreased by $1.0 million, or 26%, compared to the three months ended June 30, 2011. The decrease in general and administrative expense is primarily due to the decrease in salaries, severance, and other employee related costs of $0.8 million.

General and administrative expenses for the six months ended June 30, 2012 decreased by $2.8 million, or 31%, compared to the six months ended June 30, 2011. The decrease is primarily due to a $2.0 million decrease in salaries, severance, and other employee related costs, $0.4 million decrease in professional services costs and lower costs for facilities and investors relations of $0.2 million each.

Interest (Expense) Income and Other, Net

Interest income (expense) and other, net, for the three and six months ended June 30, 2012 decreased due to lower interest income earned on reduced cash and cash equivalents balances compared to the three and six months ended June 30, 2011.

Change in Fair Value of Warrant Liability

The changes in fair value of warrant liability for the three and six months ended June 30, 2012 compared to the three month and six months ended June 30, 2011 was primarily attributable to changes in our stock price. See “—Key Financial Metrics—Change in Fair Value of Warrants,” and Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this report.

Net Income (Loss)

Net income for the three months ended June 30, 2012 was $8.0 million, compared to net income of $1.3 million for the three months ended June 30, 2011, an increase of $6.7 million. The increase in net income was primarily due to reduced operating loss of $4.6 million and the change in warrant liability by $2.2 million.

Net loss for the six months ended June 30, 2012 was $9.7 million, compared to the net income of $3.1 million for the six months ended June 30, 2011, a change of $12.8 million. The change was primarily due to the change in warrant liability by $16.0 million partially offset by reduced operating loss of $3.2 million.

Liquidity and Capital Resources

At June 30, 2012, cash and cash equivalents were $24.5 million, compared to $39.9 million at December 31, 2011. Our principal sources of liquidity are equity financings and revenue from our U.S. government research contracts. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Many of these uses of cash are discretionary in nature and can be significantly reduced at the discretion of our management and the Board of Directors. Combined together, these sources of cash and reductions in discretionary spending we could implement provide sufficient cash to fund our operations for at least the following 12 months. Should our funding from the U.S. government cease or be delayed, it would have a negative impact on our financial condition and we would be forced to significantly reduce research and development efforts and other discretionary spending.

Sources of Funds

Our primary source of revenue is from development of product candidates pursuant to our contracts with the U.S. government. Government funding is subject to the U.S. government’s appropriations process and the U.S. government has the right under our contracts with them to terminate such contracts for convenience. If U.S. government funding is not received or is further delayed, our results of operations would be materially and adversely affected and we may need to seek additional sources of capital and significantly curtail our current operations. We do not generate any revenue from non-government, commercial sale of our pharmaceutical product candidates.

In April 2011, we sold approximately 3.8 million shares (as adjusted for the effect of our July 2012 one-for-six reverse stock split) of our common stock at $9.00 per share (as adjusted for the effect of our July 2012 one-for-six reverse stock split) in an offering registered under the Securities Act of 1933, or the Securities Act. The offering generated net proceeds of approximately $32.1 million.

We will require additional capital from time to time in order to fund our operations, continue the development of products and to expand our product portfolio. We expect to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities. In addition, we may license portions of our proprietary technologies. We cannot assure you that financing or partnering opportunities will be available when and as needed or that, if available, they will be on favorable or acceptable terms. If we are unable to obtain additional sources of funds when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution.

We have never generated revenue from the sale of commercial products and cannot offer any assurances that we will be able to do so in the future.

Uses of Funds

From inception in 1980 through the date of this report, our accumulated deficit is $319.6 million. Our principal uses of cash have been research and development expenses, general and administrative expenses, acquired in-process research and development resulting from two acquisitions, costs associated with the acquisition of in-process research and development and other working capital requirements.

Historical Trends

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(14,731)	$(10,508)
Investing activities	(641)	(1,201)
Financing activities	(41)	32,308

Increase (decrease) in cash and equivalents	$(15,413)	$20,599

Operating Activities. We used $14.7 million of cash in operating activities for the six months ended June 30, 2012, compared to $10.5 million of cash used in operating activities for the six months ended June 30, 2011. The increase in net cash used in operations during the comparative periods was primarily attributable to a $7.0 million decrease in cash provided from changes in working capital partially offset by a $3.2 million decrease in net loss, excluding the noncash loss associated with the periodic revaluation of our warrants to fair market value.

Investing Activities. We used $0.6 million of cash in investing activities for the six months ended June 30, 2012, compared to the $1.2 million of cash used in investing activities for the six months ended June 30, 2011. Less cash was used for the purchase of property and equipment costs in the six months ended June 30, 2012 compared to 2011.

Financing Activities. Cash used by financing activities for the six months ended June 30, 2012 was attributable to debt repayments. Cash provided by financing activities for the six months ended June 30, 2011 were primarily due to the April 2011 equity financing that generated net proceeds of $32.1 million.

Our future expenditures and capital requirements depend on numerous factors, most of which are difficult to project beyond the short term. These requirements include our ability to meet the requirements of our U.S. government research projects, the government’s ability to fund such projects, the progress of our research and development programs and our pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, our ability to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of our products. We anticipate we will need additional cash as we continue to advance our research, development and commercialization programs.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents noncancelable contractual obligations arising from these arrangements as of June 30, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt	$1,800	$87	$186	$206	$1,321
Operating leases (1)	13,683	2,179	4,332	4,564	2,608

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Purchase obligations (2)	1,209	1,161	48	—	—

Total	$16,692	$3,427	$4,566	$4,770	$3,929

(1)	In May 2012, the Company exercised its option to terminate a lease for its laboratory and administrative office facility in Bothell, Washington effective May 2013.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to the Company and that specify all significant terms. Purchase obligations relate primarily to our DMD development program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $24.5 million and $39.9 million at June 30, 2012 and December 31, 2011, respectively. We do not enter into investments for trading or speculative purposes and our cash equivalents are invested in money market accounts. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to extremely low rates of investment interest and to the short term nature of our cash and cash equivalents. Future declines in interest rates, however, would reduce investment income, but are not likely to be a material source of revenue to our company in the foreseeable future. A 0.1% decline in interest rates, occurring January 1, 2012 and sustained throughout the period ended June 30, 2012, would be inconsequential.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including (1) our chief executive officer and principal financial officer and (2) our principal accounting officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this report, we are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our material properties. In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of drugs utilizing our technology, or others. It is impossible to predict whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

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

Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, eteplirsen in DMD and AVI-7288 in Marburg are in active clinical development. AVI-7537 in Ebola was in active clinical development until August 2012, when we received a stop-work order from DoD instructing us to cease all work and ordering of supplies in support of the development of this product candidate. DoD issued the stop-work order due to recently imposed funding constraints. The stop-work order will remain in effect until September 1, 2012. Prior to the expiration of the stop-work order, DoD will take action to either terminate the Ebola development program, cancel the stop-work order or extend the stop-work order period. The clinical development of AVI-7100 in influenza is currently paused and the rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next several years will be devoted to development activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD and our antiviral candidates. With current resources, we may be restricted or delayed in our ability to develop other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including eteplirsen, depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval (including any accelerated approval by the U.S. Food and Drug Administration (the “FDA”) under Subpart H—Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) for any of our product candidates based on an inability to adequately demonstrate the safety and effectiveness of our product candidates, lack of funding, changes in the regulatory landscape or other reasons. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Assuming that any of our product candidates receives the required regulatory approvals, commercial success will depend on a number of factors, including:

•	establishment and demonstration of clinical efficacy and safety and acceptance of the same by the medical community;

•	cost-effectiveness of the product;

•	the availability of adequate reimbursement by third parties, including governmental payers such as the Medicare and Medicaid programs, managed care organizations, and private health insurers;

•	the product’s potential advantage over alternative treatment methods;

•	whether the product can be produced in commercial quantities at acceptable costs;

•	marketing and distribution support for the product; and

•	any exclusivities applicable to the product.

To date we have been granted orphan status for two of our product candidates in DMD and for AVI-6002 and AVI-6003 for the treatment of Ebola and Marburg viruses, respectively. We are currently in the process of amending the AVI-6002 and AVI-6003 orphan status to include AVI-7537 and AVI-7288, the single oligomer product candidates currently in development. We are not guaranteed to receive orphan exclusivity on other product candidates in development or product candidates we may develop in the future and would not enjoy such exclusivity in the event that another entity could get approval of the same product for the same indication before we receive market approval. Further, application of the orphan drug regulations in the United States and Europe is uncertain and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates. If a competitor’s product receives orphan drug status for an indication that we are targeting, and such product is approved for commercial sales before our product, regulators may interpret our product to be the same drug as the competing product and could prevent us from selling our product in the applicable territories. Furthermore, pediatric exclusivity only applies if another product with exclusivity has not received regulatory approval, so if another regulatory exclusivity or patent protection exists for the product once it is approved, we would not receive the benefit of any pediatric exclusivity.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols or other approval strategies to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards (IRBs) for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Changes in our approval strategies may require additional studies that were not originally planned. Other factors may also impact our ability to commercialize our product candidates, including, for example, the fact that a therapeutic commercial product utilizing our RNA-based technologies has never been approved by any regulatory authority. Due to these factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

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

Phase I clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules in healthy volunteers. Delays in establishing the appropriate dosage levels can lead to delays in the overall clinical development of a product candidate. As of the date of this report, we do not believe that we have identified the preferred dose of eteplirsen for individuals with DMD. We plan to evaluate the appropriate dosage in a future confirmatory pivotal study. We recently completed a U.S.-based Phase IIb clinical trial for eteplirsen at higher doses that was initiated in August 2011. Following completion of this study, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial. These trials were initiated, in part, to further explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. We cannot assure you that these efforts will be successful. If a consistently effective dose is found in the U.S.-based clinical trial, we will expect to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies which may be required. Regulatory authorities might require more extensive clinical trials than anticipated and conforming to any guidance regulatory authorities provide does not guarantee receipt of marketing approval, even if we believe our clinical trials are successful. Such clinical trials might include additional open label “extension studies” for all participants who have previously received eteplirsen, as well as other participants (e.g., non-ambulatory participants) and any additional placebo-controlled “pivotal” study or studies. If we are not able to establish an optimal dosage in these trials we may need to conduct additional dose-ranging trials before conducting our pivotal trials of the product. Any such additional clinical trials required by regulatory authorities would increase our costs and delay commercialization of eteplirsen.

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

Clinical trials cannot be used to assess the efficacy of most biodefense countermeasures against rare and lethal pathogens due to ethical considerations and the relative infrequency of naturally occurring cases. In the United States, we plan to develop the therapeutic product candidates to treat Ebola (assuming DoD’s August 2012 stop-work order is cancelled) and Marburg viruses using the Animal Rule regulatory mechanism. Pursuant to the Animal Rule, the sponsor of a drug product must demonstrate efficacy in animal models and safety in humans. There is no guarantee that the FDA will agree to this approach to the development of our infectious disease product candidates, considering that no validated animal model has been established as predicting human outcomes in the prevention or treatment of any filovirus disease. Animal models represent, at best, a rough approximation of efficacy in humans, and, as such, countermeasures developed using animal models will be untested until their use in humans during an emergency. We have yet to demonstrate the predictive value of our animal studies to the FDA’s satisfaction. If we fail to do so, we will have to demonstrate efficacy of AVI-7537 and AVI-7288 through adequate well-controlled trials in humans in order to obtain regulatory approval of these products in the United States, which, if possible, will greatly add to the time and expense required to commercialize these products. Furthermore, the Animal Rule mechanism has been used only rarely and questions remain regarding the FDA’s interpretation and implementation. No novel products have been approved using the Animal Rule. It has thus far been used to extend the indicated use of three previously licensed products which had considerable prior human experience. We do not have any experience successfully navigating this approach to drug approval. Even if the Animal Rule represents a viable approach to seeking approval of AVI-7537 and AVI-7288, it may present challenges for gaining final regulatory approval for these product candidates, including an extended timeline to approval and less predictable study requirements. In addition, the FDA would require post-marketing human efficacy studies if the countermeasure is used in humans, which would most likely be in the aftermath of a bioterrorist attack. The ability to reliably perform efficacy clinical trials in the midst of a national crisis is uncertain.

The timing and conduct of animal studies may be further constrained given that filoviruses are classified for use only in BSL-4 laboratories. There are limited laboratories and staff world-wide that can work with these live viruses and companies will be competing for the limited availability of this critical infrastructure to test their countermeasures. Furthermore, we anticipate limits in conforming to Good Laboratory Practice (GLP) requirements given the requirement for BSL-4 containment.

We rely on U.S. government contracts to support certain research and development programs and substantially all of our revenue. If the U.S. government fails to fund such programs on a timely basis or at all, or such contracts are terminated, the results of our operations would be materially and adversely affected.

We rely on U.S. government contracts and awards to fund certain development programs, including those for the Ebola and Marburg viruses and for substantially all of our current revenue. The funding of U.S. government programs is subject to Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years, as is the case with our DoD contract for the development of our Ebola and Marburg product candidates. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contracts may be terminated or adjusted by the government, which could have a negative impact on our future revenue under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such a period, or until the regular appropriation bills are passed, delays can occur in government procurement due to lack of funding and such delays can affect our operations during the period of delay. Additionally, the DoD is planning on hundreds of billions of dollars in cuts to defense spending over the next decade and faces a possible sequestration of an additional $600 billion over the same timeframe beginning in January 2013 unless Congress acts. These cuts would have widespread ramifications including on DoD’s procurement and research and development programs. The 2004 Project BioShield Act which created the Special Reserve Fund for use by DHHS to purchase countermeasures over 10 years avoids the uncertainty of the annual appropriations process, but the $5.6 billion appropriation is rapidly depleting and will expire in 2013. Thus, the viability of DHHS as a potential customer hinges in part on Congress taking action to replenish the Special Reserve Fund.

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

The termination of one or more of these government contracts, whether due to lack of funding, for convenience, for our failure to perform, or otherwise, or the occurrence of delays or product failures in connection with one or more of these contracts, could negatively impact our financial condition. For example, in August 2012, we received a stop-work order from DoD instructing us to cease all work and ordering of supplies in support of the development of AVI-7537, our product candidate in development for use against the Ebola virus. DoD issued the stop-work order due to recently imposed funding constraints. The stop-work order will remain in effect until September 1, 2012. Prior to the expiration of the stop-work order, DoD will take action to either terminate the Ebola development program, cancel the stop-work order or extend the stop-work order period. If DoD extends the stop-work order beyond September 1, 2012 or terminates the Ebola development program, our business would be materially and adversely affected. Furthermore, we can give no assurance that we would be able to procure new U.S. government contracts to offset the revenue lost as a result of termination of any of our existing contracts. Even if our contracts are not terminated and are completed, there is no assurance that we will receive future government contracts.

Even if we successfully complete development of our Ebola (assuming DoD’s August 2012 stop-work order is cancelled) and Marburg product candidates, the major, if not only, potential purchaser is the U.S. government. The lack of a commercial market makes us reliant upon the U.S. government to determine and communicate the market for biodefense countermeasures and government purchasing is subject to evolving threat assessments and shifting political priorities, which exacerbate market uncertainties. Within the DoD, the war fighter has evolving requirements specifically related to route of administration and time to treat. Until future studies are completed, it is unclear whether our drug candidates will successfully meet these requirements. If they do not, DoD may choose to terminate the contract. With respect to the civilian sector, Ebola and Marburg viruses are among the top chemical, biological, radiological, and nuclear threats to national security, yet DHHS has not defined the civilian requirement, making the broader demand for our drug candidates uncertain.

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

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010, which were published in The Lancet in July 2011. We have also completed a U.S.-based Phase IIb placebo controlled trial in eteplirsen and announced results in April 2012. Following completion of this study, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial and announced interim results on July 24, 2012. We expect to commence additional trials of eteplirsen and other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain IRB or other regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we have in the past conducted clinical trials in foreign countries and may do so again in the future, which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs (e.g., DMD and Ebola and Marburg infections) there are currently no approved drugs to compare against and an agreement about how to measure efficacy has yet to be reached with the FDA and then demonstrated.

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

We had an operating loss of $12.4 million for the six months ended June 30, 2012, and incurred an operating loss of $35.9 million for the year ended December 31, 2011. As of June 30, 2012, our accumulated deficit was $319.6 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products, from general and administrative expenses that we have incurred while building our business infrastructure and acquired in-process research and development resulting from two acquisitions. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, partner one or more programs, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing shareholders. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution in their economic and voting rights. For example, we sold an aggregate of approximately 12.0 million shares (which number gives effect to our July 2012 one-for-six reverse stock split) of our common stock in connection with our December 2007, January 2009, August 2009 and April 2011 financings and issued warrants to purchase approximately 5.0 million additional shares (which number gives effect to our July 2012 one-for-six reverse stock split) of our common stock in connection with our December 2007, January 2009 and August 2009 financings.

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

We do not currently have the internal ability to manufacture the product candidates that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our product candidates and the components of our drug substance. We may also need to rely on manufacturers for the production of our product candidates to support our research and development programs. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling and labeling of vials and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, fill vials and store sufficient quantities of our product candidates for use in our research and development programs and clinical trials. For example, for our Ebola and

Marburg hemorrhagic fever virus development programs, we have entered into agreements with two multinational manufacturing firms for the production of the API for Ebola and Marburg therapeutics. There are a limited number of companies that can produce phosphorodiamidate-linked morpholino oligomer, or PMO, in the quantities and with the quality and purity that we require for our development efforts. This might limit our ability to rapidly expand our programs or commercialize our products. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find suitable replacements or bring on-line new suppliers could materially and adversely impact our business.

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

Our RNA-based platforms, utilizing proprietary PMO-based technology, have not been incorporated into a therapeutic commercial product and are still at a relatively early stage of development. This technology is used in all of our therapeutic candidates, including eteplirsen. We are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we have conducted Phase I clinical trials for AVI-6002 (we are now pursuing AVI-7537, subject to the cancellation of the stop-work order we received from DoD in August 2012, one of the two component oligomers in AVI-6002), AVI-6003 (we are now pursuing development of AVI-7288, one of the two component oligomers in AVI-6003) and AVI-7100 and conducted a Phase IIb clinical trial in eteplirsen, additional preclinical studies may be required for these product candidates and before other product candidates enter human clinical trials. In addition, preclinical models to study participant toxicity and activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in utilizing our PMO-based technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

The relocation of our corporate headquarters and selected research and development activities may create unintended negative consequences, including increased costs and loss of personnel.

We tentatively plan to move our corporate headquarters from Bothell, Washington to Cambridge, Massachusetts and move selected research and development activities from Bothell to our existing site in Corvallis, Oregon and a yet to be selected site in Cambridge. This transition is in the early planning stage and we expect the transition will continue through mid 2013. While we believe the relocation will improve our business operations and enhance our ability to attract and retain industry talent in the Cambridge area, we cannot ensure that this relocation will not result in any or all of the following unintended negative consequences:

•	increased costs associated with the closing of our existing facility in Bothell, Washington including the moving of lab equipment and furniture to Cambridge and Corvallis;

•	increased costs associated with the relocation of personnel, including reimbursement of relocation expenses and cost of living adjustments to base salaries;

•	employee turnover due to relocation;

•	increased costs associated with retention and/or severance packages for Bothell based personnel;

•	business disruptions resulting from the relocation; and

•	inability to locate suitable administrative and laboratory space for a long-term lease arrangement in Cambridge at a reasonable cost.

If any of these unintended negative consequences occurs, the negative impact may outweigh any benefits related to the relocation, which could have an adverse effect on our business.

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

In January 2011, Christopher Garabedian, a member of our board of directors, was hired to serve as our president and chief executive officer. Since the beginning of 2011, there have been a number of changes to our executive leadership team. Most recently, in June 2012, our former senior vice president and chief scientific officer, Dr. Peter Linsley, resigned from his employment with us. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.

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

Our success will depend in significant part on our existing intellectually property rights and our ability to obtain additional patents and licenses in the future. As of July 31, 2012, we owned or controlled approximately 281 U.S. and corresponding foreign patents and 188 U.S. and corresponding foreign patent applications. We license patents from other parties for certain complementary technologies. We cannot be certain that pending patent applications will result in patents being issued in the United States or foreign countries. We cannot be certain that we were the first to make the inventions covered by any of our patents, if issued, or our pending patent applications. In addition, the patents that have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours that do not conflict with our patents. To protect our rights to any of our patents, if issued, and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third-party patent and proprietary rights.

Pharmaceutical research and development is highly competitive; others may file patents first that cover our products or technology. For example, our competitor Prosensa has rights to patent families corresponding to WO2002/024906 and WO2004/083432, including issued US 7,973,015, US 7,534,879, and granted European Patent No. EP 1619249. We opposed EP 1619249 in the Opposition Division of the European Patent Office, or the Opposition Division, and in November 2011, we announced that, although we succeeded in invalidating some of the patent’s claims, the Opposition Division maintained in amended form certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46. We and Prosensa both have the right to appeal this decision; however, pending final resolution of this matter and any appeal thereof, the patent at issue may provide the basis for Prosensa or other parties that have rights to such patent to assert that our drug eteplirsen infringes on such patent. A final resolution of this opposition proceeding may take a number of years and the outcome cannot be predicted or determined as of the date of this report. We are also aware of certain claims that have issued to Prosensa in Japan (JP 4846965) that may provide the basis for Prosensa or other parties that have rights to these claims to assert that our drug eteplirsen infringes on such claims. We believe we have a basis to invalidate some or all of these claims and are evaluating the potential initiation of invalidation proceedings. Because we have not yet initiated an invalidation proceeding in Japan, the outcome and timing of such proceeding cannot be predicted or determined as of the date of this report. If we are unsuccessful in invalidating other of Prosensa’s claims or if previously invalidated claims are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates for our pan-exon strategy could be materially impaired.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Isis Pharmaceuticals, and Santaris share a focus on RNA-based drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include Prosensa and GlaxoSmithKline, or GSK, and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs. Tekmira Pharmaceuticals Corp. has a drug candidate (TKM-Ebola) for the treatment of Ebola virus infection. Similar to AVI-7537, Tekmira’s candidate has an open IND and is funded by the DoD. Tekmira initiated a Phase I clinical trial in February 2012. Tekmira’s drug candidate may, or may not, prove to be safer or more efficacious or more responsive to warfighter needs than our product candidate. The stop work order we received from DoD in August 2012 related to AVI-7537 or the extension thereof, could result in Tekmira gaining marketing approval before our product candidate.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs and the development of our product candidates could be delayed.

Risks Related to Our Common Stock

Our recently completed one-for-six reverse stock split could adversely impact our company and the trading of our common stock.

On July 11, 2012, we filed an amendment to our Fourth Restated and Amended Articles of Incorporation with the Secretary of State of the State of Oregon to, in part, effect a one-for-six reverse stock split. While the reverse stock split enabled us to regain compliance with The NASDAQ Stock Market’s minimum bid price listing requirement, it may also result in certain adverse impacts to our company and the trading of our common stock. The reverse stock split may be viewed negatively by the market and, consequently, could lead to a decrease in our price per share and overall market capitalization. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share.

Our common stock may become ineligible for listing on The NASDAQ Stock Market, which would materially and adversely affect the liquidity and price of our common stock.

Our common stock is listed on The NASDAQ Global Market. The NASDAQ Global Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 minimum bid price per share and $50 million minimum value of listed securities. On December 13, 2011, we received a letter from the listing qualifications department staff of The NASDAQ Stock Market, notifying us that for the previous 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ set forth in Listing Rule 5450(a)(1). On February 21, 2012, we received a letter from the listing qualifications department staff of The NASDAQ Stock Market that our common stock’s closing bid price had been at or above $1.00 per share for 10 consecutive business days and, thus, we had regained compliance with Listing Rule 5450(a)(1). On May 31, 2012, we received another letter from the listing qualifications department staff of The NASDAQ Stock Market, notifying us that we were not in compliance with the minimum bid price listing requirement. On July 11, 2012, we filed an amendment to our Fourth Restated and Amended Articles of Incorporation with the Secretary of State of the State of Oregon to, in part, effect a one-for-six reverse stock split. Following the completion of the reverse stock split we regained compliance with the minimum bid price listing requirement. Although we have regained compliance with this listing rule, we could in the future be unable to meet The NASDAQ Global Market continued listing requirements. If we fail to maintain compliance with The NASDAQ Stock Market’s listing standards, and our common stock becomes ineligible for listing on The NASDAQ Stock Market the liquidity and price of our common stock would be adversely affected.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past as a result of the issuance of warrants to purchase approximately 5.0 million shares (which number gives effect to our July 2012 one-for-six reverse stock split) of our common stock by us in December 2007 and January and August 2009. Each of these warrants is classified as a derivative liability. Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations. The fair value of the warrants is determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. Additionally, our quarterly operating results may fluctuate due to the variable nature of our revenue and research and development expenses. Specifically, a change in the timing of activities performed in support of our U.S. government research contracts could either accelerate or defer anticipated revenue from period to period. Likewise, our research and development expenses may experience fluctuations as a result of the timing of activities performed in support of our U.S. government research contracts and the timing and magnitude of expenditures incurred in support of our DMD and other proprietary development programs. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

A significant number of shares of our common stock are issuable pursuant to outstanding options and warrants, and we expect to issue additional shares of common stock in the future. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.

As of June 30, 2012, and after giving effect to our July 2012 one-for-six reverse stock split, there were 22,623,965 shares of common stock outstanding, outstanding options to purchase 2,124,838 shares of common stock, restricted stock units representing 31,891 shares and outstanding warrants to purchase 4,867,478 shares of common stock. Additionally, as of June 30, 2012, there were 2,140,566 shares of common stock available for future issuance under our 2011 Equity Incentive Plan. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2011 Equity Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock or exercise of outstanding warrants or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Restated and Amended Articles of Incorporation.					X

3.2	Amendment to Fourth Restated and Amended Articles of Incorporation.					X

3.3	Amended and Restated Bylaws.	10-K	001-14895	3.4	3/15/11

10.1†	Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan.	8-K	001-14895	10.1	4/25/12

10.2	Third Amendment to Lease dated May 31, 2012 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Vice President, Finance, Michael A. Jacobsen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Vice President, Finance, Michael A. Jacobsen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVI BIOPHARMA, INC.

Date: August 7, 2012	By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian President and Chief Executive Officer

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Restated and Amended Articles of Incorporation.					X

3.2	Amendment to Fourth Restated and Amended Articles of Incorporation.					X

3.3	Amended and Restated Bylaws.	10-K	001-14895	3.4	3/15/11

10.1	Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan.	8-K	001-14895	10.1	4/25/12

10.2	Third Amendment to Lease dated May 31, 2012 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.