Form 10-Q
period 2012-09-30
Sarepta Therapeutics, Inc.
filed 2012-11-07
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	25,452,785
(Class)	(Outstanding as of October 31, 2012)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2012 and December 31, 2011 (unaudited)	3

	Statements of Operations and Comprehensive Income (Loss) — Three Months and Nine Months Ended September 30, 2012 and 2011 and from July 22, 1980 (Inception) through September 30, 2012 (unaudited)	4

	Statements of Cash Flows — Nine Months Ended September 30, 2012 and 2011 and from July 22, 1980 (Inception) through September 30, 2012 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		40

Exhibits		41

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$37,987	$39,904
Accounts receivable	2,474	3,633
Other current assets	1,698	1,647

Total Current Assets	42,159	45,184

Property and Equipment, net of accumulated depreciation and amortization of $16,444 and $15,765	3,661	4,265
Patent Costs, net of accumulated amortization of $2,521 and $2,199	4,837	4,764
Other assets	2,425	155

Total Assets	$53,082	$54,368

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,334	$9,396
Accrued employee compensation	2,180	2,244
Long-term debt, current portion	88	85
Warrant valuation	45,209	5,446
Deferred revenue	3,304	3,304
Other liabilities	85	126

Total Current Liabilities	55,200	20,601

Commitments and Contingencies

Long-term debt, non-current portion	1,690	1,757
Other long-term liabilities	758	993

Shareholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	0	0
Common stock, $.0001 par value, 50,000,000 shares authorized; 24,302,261 and 22,623,853 issued and outstanding	2	2
Additional paid-in capital	364,616	340,979
Deficit accumulated during the development stage	(369,184)	(309,964)

Total Shareholders’ Equity	(4,566)	31,017

Total Liabilities and Shareholders’ Equity	$53,082	$54,368

See accompanying notes to financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,		July 22, 1980 (Inception) through
	2012	2011	2012	2011	September 30, 2012
Revenues from license fees, grants and research contracts	$7,574	$7,524	$29,993	$33,405	$166,212

Operating expenses:
Research and development	10,914	15,610	39,568	48,161	372,834
General and administrative	3,565	3,185	9,761	12,171	114,218
Acquired in-process research and development	0	0	0	0	29,461

Operating loss	(6,905)	(11,271)	(19,336)	(26,927)	(350,301)

Other income (loss):
Interest income and other, net	67	199	270	440	9,439
Gain (loss) on change in warrant valuation	(42,716)	7,052	(40,154)	25,579	(15,184)
Realized gain on sale of short-term securities— available-for-sale	0	0	0	0	3,863
Write-down of short-term securities— available-for-sale	0	0	0	0	(17,001)

	(42,649)	7,251	(39,884)	26,019	(18,883)

Net income (loss)	$(49,554)	$(4,020)	$(59,220)	$(908)	$(369,184)

Other comprehensive income (loss):
Write-down of short-term securities— available-for-sale	0	0	0	0	17,001
Realized gain on sale of short-term securities— available-for-sale	0	0	0	0	(3,863)
Unrealized loss on short-term securities— available-for-sale	0	0	0	0	(13,138)

	0	0	0	0	0

Comprehensive income (loss)	$(49,554)	$(4,020)	$(59,220)	$(908)	$(369,184)

Net income (loss) per share - basic	$(2.17)	$(0.18)	$(2.61)	$(0.04)

Net income (loss) per share - diluted	$(2.17)	$(0.18)	$(2.61)	$(0.04)

Weighted average number of common shares outstanding for computing basic income (loss) per share (in thousands)	22,824	22,623	22,691	21,254

Weighted average number of common shares outstanding for computing diluted income (loss) per share (in thousands)	22,824	22,623	22,691	21,254

See accompanying notes to financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,		For the Period July 22, 1980 (Inception) through
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net income (loss)	$(59,220)	$(908)	$(369,184)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	1,090	763	21,535
Loss on disposal of assets	182	161	2,453
Realized gain on sale of short-term securities— available-for-sale	0	0	(3,863)
Write-down of short-term securities—available-for-sale	0	0	17,001
Impairment charge on real estate owned	0	109	1,445
Stock-based compensation	1,840	2,454	30,835
Conversion of interest accrued to common stock	0	0	8
Acquired in-process research and development	0	0	29,461
Increase (decrease) on warrant liability	40,154	(25,579)	15,184
(Increase) in accounts receivable, other current assets and other assets	(1,162)	(1,356)	(6,336)
Increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	(5,420)	6,325	8,711

Net cash used in operating activities	(22,536)	(18,031)	(252,750)

Cash flows from investing activities:
Purchase of property and equipment	(108)	(973)	(19,987)
Patent costs	(614)	(548)	(10,106)
Purchase of marketable securities	0	0	(112,993)
Sale of marketable securities	0	0	117,724
Acquisition costs	0	0	(2,389)

Net cash used in investing activities	(722)	(1,521)	(27,751)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	21,405	32,380	319,283
Repayments of long-term debt	(64)	(61)	(409)
Buyback of common stock pursuant to rescission offering	0	0	(289)
Withdrawal of partnership net assets	0	0	(177)
Issuance of convertible debt	0	0	80

Net cash provided by (used in) financing activities	21,341	32,319	318,488

Increase (decrease) in cash and cash equivalents	(1,917)	12,767	37,987

Cash and cash equivalents:
Beginning of period	39,904	33,589	0

End of period	$37,987	$46,356	$37,987

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$65	$68	$554
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Short-term securities—available-for-sale received in connection with the private offering	$0	$0	$17,897
Issuance of common stock and warrants in satisfaction of liabilities	$391	$643	$1,579
Issuance of common stock for building purchase	$0	$0	$750
Assumption of long-term debt for building purchase	$0	$0	$2,200
Issuance of common stock to acuire assets	$0	$0	$8,075
Assumption of liabilities to acquire assets	$0	$0	$2,124

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

The Company is focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying the Company’s proprietary platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. The Company is primarily focused on rapidly advancing the development of its Duchenne muscular dystrophy drug candidates, including its lead product candidate, eteplirsen, which is currently in a Phase IIb clinical trial. The Company is also focused on developing therapeutics for the treatment of infectious diseases, including its lead infectious disease programs aimed at the development of drug candidates for the Ebola and Marburg hemorrhagic fever viruses for which the Company has historically received and expects to continue to receive significant financial support from U.S. government research contracts.

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

Since its inception in 1980, the Company has incurred losses of approximately $369.2 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenue from product sales, the Company expects to incur operating losses over the next several years.

In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. As of September 30, 2012, the Company had completed all of its contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses and the contract for intramuscular injection (IM contract). On August 2, 2012, the Company received a stop-work order related to the Ebola virus portion of the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses and on October 2, 2012, the U.S. government terminated the Ebola portion of the contract due to funding constraints. The stop-work order and subsequent termination does not apply to the Company’s ongoing Marburg activities which includes the IM contract. See “Note 6 — U.S. Government Contracts” for additional information.

As of September 30, 2012, cash and cash equivalents were $38.0 million. The Company’s principal sources of liquidity have been equity financings and revenue from U.S. government research contracts. The Company anticipates receiving continued funding from the U.S. government to pursue the development of the Company’s therapeutics against the Marburg virus.

In September 2012, the Company entered into a financing agreement where the Company may issue common stock at the then current market price up to a total $40.0 million. As of September 30, 2012, the Company had issued approximately 1.4 million shares of stock and received net proceeds of $19.9 million under the financing arrangement. Subsequent to September 30, 2012 and up to October 31, 2012, the Company sold an additional 0.6 million shares under the agreement and received net proceeds of $16.4 million. The Company is likely to pursue additional funding through other public or private financings and generate cash by establishing collaborations or licensing its product candidates.

The Company’s principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Many of these uses of cash are discretionary in nature and can be significantly reduced at the direction of the Company’s management and Board of Directors. The Company believes these sources of cash and potential reductions in discretionary spending, when combined together, would provide sufficient cash to fund the Company’s operations for at least the following 12 months. Should the Company’s funding from the U.S. government cease or be delayed, it would have a negative impact on the Company’s financial condition and the Company would significantly reduce research and development efforts associated with therapeutics for the Marburg virus.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$(49,554)	$(4,020)	$(59,220)	$(908)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	22,824	22,623	22,691	21,254
Dilutive effect of warrants and stock options after application of the treasury stock method*	—	—	—	—

Weighted-average number of common shares outstanding for computing diluted earnings per share	22,824	22,623	22,691	21,254

Net Income (loss) per share – basic	$(2.17)	$(0.18)	$(2.61)	$(0. 04)

Net Income (loss) per share – dilutive	$(2.17)	$(0.18)	$(2.61)	$(0.04)

*	Warrants, stock options, restricted stock units and stock appreciation rights to acquire 7,371,471 and 7,463,668 shares of common stock were excluded from the net income (loss) per share calculation for the three months and nine months ended September 30, 2012 and 2011, respectively, as their effect would have been anti-dilutive.

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

•	Level 3 — valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and Cash equivalents	$37,987	$37,987	$—	$—

Total assets	$37,987	$37,987	$—	$—

	Fair Value Measurement as of September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants*	$45,209	$—	$—	$45,209

Total liabilities	$45,209	$—	$—	$45,209

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and Cash equivalents	$39,904	$39,904	$—	$—

Total assets	$39,904	$39,904	$—	$—

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants*	$5,446	$—	$—	$5,446

Total liabilities	$5,446	$—	$—	$5,446

*	See Note 5 —“Warrants” for additional information related to the determination of fair value of the warrants and a reconciliation of changes in fair value.

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and other current and noncurrent monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments and carrying amounts reported for long-term debt approximate fair value because of similar characteristics to other debt instruments with comparable risk.

4. ACCOUNTS RECEIVABLE

Accounts receivable are stated at invoiced amount and do not bear interest. Because all accounts receivable are from the U.S. government and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The accounts receivable balance included $2,474,000 and $2,093,000 of U.S. government receivables that were unbilled at September 30, 2012 and December 31, 2011, respectively.

5. WARRANTS

Warrants issued in connection with the Company’s December 2007, January 2009, and August 2009 common stock offerings are classified as liabilities as opposed to equity due to their settlement terms which require settlement in registered shares. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. All other warrants issued by the Company were recorded as additional paid-in-capital and no further adjustments are made.

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

	Three and Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.1%-0.3%	0.1%-1.3%
Expected dividend yield	0%	0%
Expected lives	0.2-1.9 years	1.2-3.4 years
Expected volatility	100.7%-209.1%	55.3%-88.5%
Shares underlying warrants classified as liabilities	4,784,519	4,824,827
Market value of stock at beginning of year	$4.50	$12.72
Market value of stock at end of period	$15.53	$6.72

A reconciliation of the change in value of the Company’s warrant liability for the three and nine months ended September 30, 2012 is as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in thousands)	(in thousands)
Balance at beginning of period	$2,884	$5,446
Increase (Decrease) in value of warrants	42,716	40,154
Reclassification to shareholders’ equity upon exercise of warrants	(391)	(391)

Balance at September 30, 2012	$45,209	$45,209

For the three months and nine months ended September 30, 2012, 80,014 warrants were exercised at a weighted average exercise price of $4.08, generating proceeds of $0.3 million. The following table summarizes information about warrants outstanding at September 30, 2012.

Exercise Price	Outstanding Warrants at September 30, 2012	Expiration Date	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
$0.0018	2,778	No expiration date	No expiration date	2,778
6.84	167	No expiration date	No expiration date	167
6.96	2,317,281	7/30/2014	2.0	2,317,281
8.70	7,468	1/30/2014	1.0	7,468
10.68	1,568,385	8/31/2014	2.0	1,568,385
14.70	891,385	12/18/2012	0.2	891,385
21.66	34,626	11/13/2012	0.1	34,626

	4,822,090			4,822,090

Subsequent to September 30, 2012, and through October 31, 2012, 531,913 warrants were exercised at a weighted average exercise price of $10.56 generating proceeds of $5.6 million.

6. U.S. GOVERNMENT CONTRACTS

The Company recognizes revenues from U.S. government research contracts during the period in which the related expenditures are incurred and present these revenues and related expenses gross in the consolidated financial statements. In the periods presented, substantially all of the revenue generated by the Company was derived from research contracts with the U.S. government. As of September 30, 2012, the Company had completed all of its contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses and the contract for intramuscular injection (IM contract). On October 2, 2012, the U.S. government terminated the Ebola portion of the July 2010 agreement.

The following table sets forth the revenue for each of the contracts with the U.S. government for the three months and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
July 2010 Agreement (Ebola and Marburg)	$7,511	$7,290	$29,844	$29,780
August 2012 Agreement (Intramuscular)	50	—	50	—
June 2010 Agreement (H1N1)	—	183	—	3,390
Other Agreements	13	51	99	235

Total	$7,574	$7,524	$29,993	$33,405

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, the Company was awarded a contract with the U.S. Department of Defense, or DoD, Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of the Company’s hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against the Ebola and Marburg viruses, respectively. During 2012, the Company received permission from the Food and Drug Administration (“FDA”) to proceed with single oligomers, AVI-7537 and AVI-7288, as the lead product candidates against the Ebola and Marburg virus infections, respectively, and, in June 2012, requested a contract modification from DoD to proceed with these single oligomers as the lead product candidates against the Ebola and Marburg virus infections.

On August 2, 2012, the Company received a stop-work order related to the Ebola virus portion of the contract and, on October 2, 2012, the U.S. government terminated the Ebola portion of the contract for the convenience of the government due to recently imposed funding constraints. The Ebola portion of the contract with the DoD represented approximately half of the contract revenue. The Company anticipates a reduction in associated research and development costs as research on the Ebola virus therapeutic candidate will be substantially curtailed without further funding. These research and development costs are primarily with third party contractors. The Company anticipates that the impact to general and administrative expenses will be minimal.

The remaining Marburg portion of the contract is structured into four segments and has an aggregate remaining period of performance spanning approximately four years if DoD exercises its options for all segments. After completion of the first segment, and each successive segment, DoD has the option to proceed to the next segment. Activities under the first segment began in July 2010 and include Phase I studies in healthy volunteers as well as preclinical studies which are scheduled to be completed in 2013. The remaining funding as of September 30, 2012 for the current Marburg segment is approximately $19.5 million. If DoD exercises its options for segments II, III and IV for AVI-7288, contract activities would include all clinical and licensure activities necessary to obtain Food and Drug Administration (FDA) regulatory approval. The funding for segments II, III and IV of the Marburg virus portion of contract is estimated to be approximately $84.4 million.

August 2012 Agreement (Intramuscular administration)

On August 29, 2012, the Company was awarded a new contract from the U.S. Department of Defense’s Joint Project Manager Transformational Medical Technologies (“JPM-TMT”) program, a component of the U.S. Department of Defense’s Joint Program Executive Office for Chemical and Biological Defense. The contract provides funding to the Company of approximately $3.9 million to evaluate the feasibility of an intramuscular (IM) route of administration using AVI-7288, the Company’s candidate for treatment of Marburg virus. The evaluation is scheduled to conclude in the second half of 2013. Under the July 2010 Agreement (Ebola and Marburg) described above, the Company is developing AVI-7288 as an intravenous formulation.

June 2010 Agreement (H1N1/Influenza)

On June 4, 2010, the Company entered into a contract with the Defense Threat Reduction Agency to advance the development of AVI-7100 as a medical countermeasure against the pandemic H1N1 influenza virus in cooperation with the Transformational Medical Technologies program of DoD. The period of performance for this contract ended on June 3, 2011.

7. STOCK COMPENSATION

Stock Options

In general, stock options granted prior to December 31, 2010 vest over a three year period, with one-third of the underlying shares vesting on each anniversary of grant, and have a ten year term. Beginning in January 2011, stock options granted generally vest over a four year period, with one-fourth of the underlying shares vesting on the first anniversary of the grant and the remaining underlying shares vesting pro-ratably on a monthly basis thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant. As of September 30, 2012, 1,539,930 shares of common stock remain available for future grant.

A summary of the Company’s stock option activity with respect to the nine months ended September 30, 2012 follows:

Stock Options	Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,417,659	$11.18
Granted	921,790	9.19
Exercised	(167,341)	7.28
Canceled or expired	(731,638)	11.32

Outstanding at September 30, 2012	2,440,470	$10.65	8.01	$14,315,000

Vested at September 30, 2012 and expected to vest	2,325,299	$10.75	7.93	$13,547,000

Exercisable at September 30, 2012	770,611	$14.54	5.20	$3,174,000

The weighted-average fair value per share of stock-based awards granted to employees during the three months ended September 30, 2012 and 2011 was $7.09 and $4.74, respectively, and during the nine months ended September 30, 2012 and 2011 was $6.52 and $6.54, respectively. During the nine months ended September 30, 2012 and 2011, the total intrinsic value of stock options exercised was $982,000 and $82,000 respectively, and the total grant date fair value of stock options that vested was $3,194,000 and $2,300,000, respectively.

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

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Three and Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.6%-1.1%	1.1%-2.4%
Expected dividend yield	0%	0%
Expected lives	5.1-5.3 years	5.4-5.5 years
Expected volatility	79.7%-94.8%	78.2%-81.6%

Restricted Stock Units

In April 2012, the Company granted 32,377 shares of restricted stock units (RSUs) to employees in lieu of cash for a portion of the 2012 bonus. These shares vest over a two-year period and have a weighted average grant date fair value of $5.40 per share. In addition, in August 2012, 7,500 RSUs with a grant date fair value of $10.08 per share were granted to an officer of the Company. The weighted-average grant-date fair value of RSU awards is based on the market price of the Company’s common stock on the date of grant. The following table sets forth restricted stock unit activity for the period shown:

	Nine Months Ended September 30, 2012
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2011	—	$—
Granted	39,877	6.28
Vested	—	—
Forfeited or canceled	(966)	5.40

Outstanding at September 30, 2012	38,911	$6.30

Stock Appreciation Rights

In August 2012, the Company issued 70,000 stock appreciation rights (SARs) to the Company’s president & CEO. The SARs vest over 4 years, have an exercise price of $10.08 per share and have a grant date fair value of $508,000. The outstanding SARs are classified as equity because the agreement requires settlement in shares of stock.

Stock-based Compensation Expense

A summary of the stock-based compensation expense, including options, restricted stock units, stock appreciation rights and restricted stock, recognized in the statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)		(in thousands)
Research and development	$271	$266	$783	$998
General and administrative	421	326	1,057	1,456

Total	$692	$592	$1,840	$2,454

As of September 30, 2012, there was $10,305,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements outstanding including stock options, restricted stock units, stock appreciation rights and restricted stock. These costs are expected to be recognized over a weighted-average period of 3.2 years.

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

9. RESTRUCTURING

In December 2011, the Company restructured its operations by reducing its workforce by 28%. Restructuring charges totaling $1,145,000 were recorded in 2011 and included severance and related costs. The restructuring was completed by January 31, 2012 and all severance costs are expected to be paid by December 31, 2012.

Changes in the liability and the balance related to the December 2011 restructuring plan are as follows:

Nine Months Ending September 30, 2012
(in thousands)
Balance at December 31, 2011	$828
Restructuring charge for severance	—
Severance payments	(579)

Balance at September 30, 2012	$249

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management, and our future prospects, are forward-looking statements and are sometimes identified by such words as “believe,” “expect,” “anticipate,” “may,” “will,” “should,” “could,” “would,” “plan,” “estimate,” “project,” “predict,” and “potential,” and words of similar import. These forward-looking statements include, but are not limited to, statements regarding:

•	our expectations regarding the development and clinical benefits of our product candidates;

•	the results of our research and development efforts and the efficacy of our PMO-based chemistries and other RNA-based technology;

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	the efficacy, potency and utility of our product candidates in the treatment of rare and infectious diseases, and their potential to treat a broad number of human diseases;

•	our expectations regarding the results of preclinical and clinical testing of our product candidates;

•	our expectations regarding the initiation of enrollment of a pivotal Phase III trial in late 2013;

•	our expectations regarding the timing, completion and receipt of results from our ongoing development programs;

•	the receipt of any required approval from the U.S. Food and Drug Administration, or FDA, or other regulatory approval for our products;

•	the effect of regulation by FDA and other agencies;

•	our expectations regarding the markets for our products;

•	acceptance of our products, if introduced, in the marketplace;

•	the impact of competitive products, product development, commercialization and technological difficulties;

•	our expectations regarding partnering opportunities and other strategic transactions;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our plans to file additional patent applications to enhance and protect our existing intellectual property portfolio;

•	our ability to invalidate some or all of the claims covered by patents issued to competitors;

•	our estimates regarding our future revenues, research and development expenses, other expenses, payments to third parties and changes in staffing levels;

•	our estimates regarding how long our currently available cash and cash equivalents will be sufficient to finance our operations and statements about our future capital needs; and

•	our expectations about funding from the government and other sources.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying Duchenne muscular dystrophy drug candidates, including our lead product candidate, eteplirsen. We are also focused on developing therapeutics for the treatment of infectious diseases, including our lead infectious disease program aimed at the development of a drug candidate for the Marburg hemorrhagic fever virus. By building our infectious disease program funded by the U.S. government and leveraging our highly-differentiated, proprietary technology platforms, we are seeking to further develop our research and development competencies and identify additional product candidates.

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

In April 2012, we announced the results from our DMD Phase IIb clinical trial which determined that treatment with eteplirsen met the primary efficacy endpoint in the Phase IIb study. Eteplirsen administered once weekly at 30 mg/kg over 24 weeks resulted in a statistically significant (p < 0.002) increase in novel dystrophin (22.5% dystrophin-positive fibers as a percentage of normal) compared to no increase in the placebo group. Restoration of dystrophin expression and dystrophin positive fibers is believed to be critical for successful disease-modifying treatment of individuals with DMD. In the study, a shorter duration of eteplirsen treatment, 12 weeks, did not show a significant increase in novel dystrophin (0.79% dystrophin-positive fibers as a percentage of normal; p-value NS), despite administration of the drug at a higher dose (50 mg/kg once weekly). No significant improvements in clinical outcomes in the treated groups were observed compared to placebo.

On July 24, 2012, we announced interim results from our DMD open label extension study which indicated that treatment with eteplirsen over 36 weeks achieved a significant clinical benefit on the primary clinical outcome, the 6-minute walk test (6MWT), over a placebo/delayed treatment cohort in our Phase IIb open label extension study. Eteplirsen administered once weekly at 50 mg/kg over 36 weeks resulted in a 69.4 meter benefit compared to patients who received placebo for 24 weeks followed by 12 weeks of treatment with eteplirsen. In the predefined prospective analysis of the study’s intent-to-treat population on the primary clinical outcome measure, the change in 6MWT distance from baseline, eteplirsen-treated patients who received 50 mg/kg of the drug weekly demonstrated a decline of 8.7 meters in distance walked from baseline (mean=396.0 meters), while patients who received placebo/delayed-eteplirsen treatment for 36 weeks showed a decline of 78.0 meters from baseline (mean=394.5 meters), for a statistically significant treatment benefit of 69.4 meters over 36 weeks (p < 0.019). There was no statistically significant difference in the 6MWT between the cohort of patients who received 30 mg/kg weekly of eteplirsen and the placebo/delayed treatment cohort. The safety profile of eteplirsen was evaluated across all subjects through the 36 weeks and there were no treatment-related adverse events, no serious adverse events and no discontinuations. Furthermore, no treatment-related changes were detected on any safety laboratory parameters, including several biomarkers for renal function.

On October 3, 2012, we announced 48-week results from our DMD open label extension study which indicated that treatment with eteplirsen met the primary efficacy endpoint, increase in novel dystrophin, and achieved a significant clinical benefit on the primary clinical outcome, the 6MWT, over the placebo/delayed treatment cohort in our Phase IIb extension trial. Eteplirsen administered once weekly at either 30 mg/kg or 50 mg/kg for 48 weeks (n=8) resulted in a statistically significant increase (p<0.001) in dystrophin-positive fibers to 47.0% of normal. The placebo/delayed treatment cohort, which had received 24 weeks of eteplirsen at either 30 mg/kg or 50 mg/kg following 24 weeks of placebo (n=4), also showed a statistically significant increase in dystrophin-positive fibers to 38.3% of normal (p<0.009). Eteplirsen administered once weekly at 50 mg/kg over 48 weeks resulted in an 89.4 meter benefit compared to patients who received placebo for 24 weeks followed by 24 weeks of treatment with eteplirsen in the open-label extension. In the predefined prospective analysis of the study’s intent-to-treat population on the primary clinical outcome measure, the change in 6MWT distance from baseline, eteplirsen-treated patients who received 50 mg/kg of the drug weekly (n=4) demonstrated an increase of 21.0 meters in distance walked from baseline (mean=396.0 meters), while patients who received placebo/delayed-eteplirsen treatment (n=4) showed a decline of 68.4 meters from baseline (mean=394.5 meters), for a statistically significant treatment benefit of 89.4 meters over 48 weeks (p=0.016, using analysis of covariance for ranked data). There was no statistically significant difference between the cohort of patients who received 30 mg/kg weekly of eteplirsen and the placebo/delayed treatment cohort. The safety profile of eteplirsen was evaluated across all subjects through 48 weeks and there were no treatment-related adverse events, no serious adverse events, and no discontinuations. Furthermore, no clinically significant treatment-related changes were detected on any safety laboratory parameters, including several biomarkers for renal function.We anticipate initiating the enrollment of a pivotal Phase III trial in late 2013.

We are also leveraging the capabilities of our RNA-based technology platforms to develop therapeutics for the treatment of infectious diseases. The U.S. Department of Defense, or DoD, has provided significant financial support for the development of therapeutics against Ebola, Marburg, and influenza viruses. As of September 30, 2012, we had completed all of our then-existing contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses (the “ADHFVT contract”). On August 29, 2012, we entered into an additional agreement with DoD related to the Marburg virus to evaluate the feasibility of an intramuscular route of administration using AVI-7288. On October 2, 2012, the Company received notice from DoD that the Ebola portion of the ADHFVT contract was terminated for the convenience of the government due to funding constraints. The Company previously received a stop-work order for the Ebola portion of the ADHFVT contract which was in effect from August 2, 2012 through the termination on October 2, 2012. The termination only applies to the Ebola portion of the ADHFVT contract and the Marburg portion remains in effect. For additional information, see “Government Contracts” below.

Since our inception in 1980, we have incurred losses of approximately $369.2 million and substantially all of our revenue has been derived from research and development contracts with the U.S. government. We have not yet generated any material revenue from product sales and we have incurred expenses related to research and development, general and administrative charges and acquired in-process research and development resulting from two acquisitions. We expect to continue to incur losses in the future as we continue our research and development efforts and seek approval from various regulatory agencies for our product candidates, but there can be no assurance that we will obtain approval for our product candidates and achieve revenues from product sales.

As of September 30, 2012, we had cash and cash equivalents of $38.0 million and in October 2012, we received $16.4 million from the sale of stock and $5.6 million from the exercise of previously outstanding warrants. Our principal sources of liquidity are equity financings and revenue from our U.S. government research contracts. We anticipate receiving continued funding from the U.S. government to pursue the development of our therapeutic against Marburg and are likely to pursue additional funding through public or private financings and cash generated from establishing collaborations or licensing our technology to other companies. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Many of these uses of cash are discretionary in nature and can be significantly reduced at the discretion of management and our Board of Directors. The Company believes these sources of cash and potential reductions in discretionary spending, when combined together, would provide us with sufficient cash to fund operations at least through the following 12 months. Should our funding from the U.S. government cease or be further delayed, it would have a negative impact on our financial condition and we would significantly reduce our research and development efforts for therapeutics against the Marburg virus.

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

Government Contracts

We recognize revenues from U.S. government research contracts during the period in which the related expenditures are incurred and present these revenues and related expenses gross in the consolidated financial statements. In the periods presented, substantially all of the revenue generated by us was derived from research contracts with the U.S. government. As of September 30, 2012, we had completed all of our contracts with the U.S. government except for the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses and the contract for intramuscular injection (IM contract). On October 2, 2012, the U.S. government terminated the Ebola portion of the July 2010 agreement.

The following table sets forth the revenue for each of the contracts with the U.S. government for the three months and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
July 2010 Agreement (Ebola and Marburg)	$7,511	$7,290	$29,844	$29,780
August 2012 Agreement (Intramuscular)	50	—	50	—
June 2010 Agreement (H1N1)	—	183	—	3,390
Other Agreements	13	51	99	235

Total	$7,574	$7,524	$29,993	$33,405

July 2010 Agreement (Ebola and Marburg)

On July 14, 2010, we were awarded a contract with the U.S. Department of Defense, or DoD, Chemical and Biological Defense Program through the U.S. Army Space and Missile Defense Command for the advanced development of the Company’s hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against the Ebola and Marburg viruses, respectively. During 2012, we received permission from the FDA to proceed with single oligomers, AVI-7537 and AVI-7288, as the lead product candidates against the Ebola and Marburg virus infections, respectively and, in June 2012, requested a contract modification from DoD to proceed with these single oligomers as the lead product candidates against the Ebola and Marburg virus infections.

On August 2, 2012, we received a stop-work order related to the Ebola virus portion of the contract and, on October 2, 2012, the U.S. government terminated the Ebola portion of the contract for the convenience of the government due to recently imposed funding constraints. The Ebola portion of the contract with the DoD represented approximately half of the contract revenue. We anticipate a reduction in associated research and development costs as research on the Ebola virus therapeutic candidate will be substantially curtailed without further funding. These research and development cost are primarily with third party contractors. We anticipate that the impact to general and administrative expenses will be minimal.

The remaining Marburg portion of the contract is structured into four segments and has an aggregate remaining period of performance spanning approximately four years if DoD exercises its options for all segments. After completion of the first segment, and each successive segment, DoD has the option to proceed to the next segment. Activities under the first segment began in July 2010 and include Phase I studies in healthy volunteers as well as preclinical studies which are scheduled to be completed in 2013. The remaining funding as of September 30, 2012 for the current Marburg segment is approximately $19.5 million. If DoD exercises its options for segments II, III and IV for AVI-7288, contract activities would include all clinical and licensure activities necessary to obtain Food and Drug Administration (FDA) regulatory approval. The funding for segments II, III and IV of the Marburg virus portion of contract is estimated to be approximately $84.4 million.

August 2012 Agreement (Intramuscular administration)

On August 29 2012, we were awarded a new contract from the U.S. Department of Defense’s Joint Project Manager Transformational Medical Technologies (“JPM-TMT”) program, a component of the U.S. Department of Defense’s Joint Program Executive Office for Chemical and Biological Defense. The contract provides to the Company of approximately $3.9 million to evaluate the feasibility of an intramuscular (IM) route of administration using AVI-7288, our candidate for treatment of Marburg virus. The evaluation is scheduled to conclude in the second half of 2013. Under the July 2010 Agreement (Ebola and Marburg) described above, we are developing AVI-7288 as an intravenous formulation.

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

We defer recognition of non-refundable upfront fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, then such upfront fees are deferred and recognized over the period of continuing involvement. As of September 30, 2012, we had deferred revenue of $3.3 million, which represents upfront fees which we will recognize as revenue as we satisfy the outstanding performance obligations.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Revenue:	$7,574	$7,524	1%	$29,993	$33,405	(10)%
Expenses:
Research and development	10,914	15,610	(30)%	39,568	48,161	(18)%
General and administrative	3,565	3,185	12%	9,761	12,171	(20)%

Operating loss	(6,905)	(11,271)	(39)%	(19,336)	(26,927)	(28)%
Other income (loss):
Interest (expense) income and other, net	67	199	(66)%	270	440	(39)%
Gain (loss) on change in warrant valuation	(42,716)	7,052	(706)%	(40,154)	25,579	(257)%

Net income (loss)	$(49,554)	$(4,020)	1133%	$(59,220)	$(908)	6422%

Basic income (loss) per share	$(2.17)	$(0.18)		$(2.61)	$(.04)

Diluted income (loss) per share	$(2.17)	$(0.18)		$(2.61)	$(.04)

Revenue

Revenue for the three months ended September 30, 2012 increased by approximately $0.1 million, or 1%, compared to the three months ended September 30, 2011. The increase was due to a $1.1 million increase in revenue associated with the Marburg portion of the U.S. government research contract and a $0.9 million decrease in the Ebola portion of the U.S. government contract due primarily to the stop-work-order we received on August 2, 2012. Additionally, on October 2, 2012, we received a termination letter for the Ebola portion of the contract due to U.S. government funding constraints. The termination of the Ebola portion of the contract does not impact the Company’s ongoing Marburg activities. Ebola portion of the contract with the DoD represented approximately half of the contract revenue.

Revenue for the nine months ended September 30, 2012 decreased by $3.4 million, or 10%, compared to the nine months ended September 30, 2011. The decrease in revenue was due primarily to a $3.4 million decrease in the H1N1 U.S. government research contracts which were substantially completed in 2011.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 decreased by $4.7 million, or 30%, compared to the three months ended September 30, 2011. The decrease was primarily due to a $4.0 million reduction in personnel related costs and costs of proprietary research, a $1.3 million decrease in our DMD program costs due to the timing of manufacturing and clinical activities and a decrease of $0.3 million from the Ebola portion of the government contract due to the August 2012 stop work order. The decrease was partially offset by higher costs associated with the Marburg portion of the government research contract of $0.4 million.

Research and development expenses for the nine months ended September 30, 2012 decreased by $8.6 million, or 18%, compared to the nine months ended September 30, 2011. The decrease was primarily due to a $5.6 million decrease in personnel related costs and costs related to our proprietary research due to the December 2011 restructuring, a $2.6 million decrease in spending related to the H1N1 U.S. government research contracts which were concluded in June of 2011, a decrease of $2.1 million of the Ebola portion of the government contract, and a $0.2 million decrease in our DMD related costs. The decrease was offset by higher cost in our Marburg portion of the government contract totaling $1.9 million.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 increased by $0.4 million, or 12%, compared to the three months ended September 30, 2011. The increase in general and administrative expense is primarily due to increased legal costs.

General and administrative expenses for the nine months ended September 30, 2012 decreased by $2.4 million, or 20%, compared to the nine months ended September 30, 2011. The decrease is primarily due to a $2.0 million decrease in salaries, severance, and other employee related costs, $0.5 million decrease in professional services costs and a $0.3 million reduction in facilities costs. The decrease was partially offset by higher legal fees of $0.4 million.

Interest (Expense) Income and Other, Net

Interest income (expense) and other, net, for the three and nine months ended September 30, 2012 decreased due to lower interest income earned on reduced cash and cash equivalents balances compared to the three and nine months ended September 30, 2011.

Change in Fair Value of Warrant Liability

The changes in fair value of warrant liability for the three and nine months ended September 30, 2012 compared to the three month and nine months ended September 30, 2011 was primarily attributable to changes in our stock price. See “—Key Financial Metrics—Change in Fair Value of Warrants,” and Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this report.

Net Income (Loss)

Net loss for the three months ended September 30, 2012 was $49.6 million, compared to net loss of $4.0 million for the three months ended September 30, 2011. The increased net loss was primarily due to $49.8 million increase in nonoperating expenses due to the increase in the fair market value of our outstanding warrants. The fair market value of our outstanding warrants is a noncash expense which was highly impacted based on the increase in our stock price. This increase was partially offset by a reduction in our operating loss of $4.4 million.

Net loss for the nine months ended September 30, 2012 was $59.2 million, compared to the net loss of $0.9 million for the nine months ended September 30, 2011. The increase was primarily due to the increase in our warrant liability by $65.7 million partially offset by reduced operating loss of $7.6 million.

Liquidity and Capital Resources

At September 30, 2012, cash and cash equivalents were $38.0 million, compared to $39.9 million at December 31, 2011. In addition, during October 2012, we received $16.4 million from the sale of stock and $5.6 million from the exercise of previously outstanding warrants. Our principal sources of liquidity are equity financings and revenue from our U.S. government research contracts. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements. Many of these uses of cash are discretionary in nature and can be significantly reduced at the discretion of our management and the Board of Directors. The Company believes these sources of cash and potential reductions in discretionary spending, when combined together, would provide sufficient cash to fund our operations for at least the following 12 months. Should our funding from the U.S. government cease or be delayed, it would have a negative impact on our financial condition and we would significantly reduce research and development efforts for therapeutics against the Marburg virus.

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

In September 2012 we sold 1.4 million shares under our equity financing arrangement and received net proceeds of $19.9 million. During the same period we received proceeds totaling $0.3 million from the exercise of 80,014 warrants. Subsequent to September 30, 2012, and through October 31, 2012, we sold 0.6 million shares under our equity financing arrangement and received net proceeds of $16.4 million and we received proceeds totaling $5.6 million from the exercise of 0.5 million warrants. In addition, as of October 31, 2012, we have warrants to purchase 709,130 shares of common stock, which expire on December 18, 2012. These warrants have an exercise price of $14.70 and if they are exercised, we will receive an additional $10.4 million in proceeds.

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

Uses of Funds

From inception in 1980 through September 30, 2012, our accumulated deficit is $369.2 million. Our principal uses of cash have been research and development expenses, general and administrative expenses, acquired in-process research and development resulting from two acquisitions, costs associated with the acquisition of in-process research and development and other working capital requirements.

Historical Trends

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(22,536)	$(18,031)
Investing activities	(722)	(1,521)
Financing activities	21,341	32,319

Increase (decrease) in cash and equivalents	$(37,987)	$46,356

Operating Activities. We used $22.5 million of cash in operating activities for the nine months ended September 30, 2012, compared to $18.0 million of cash used in operating activities for the nine months ended September 30, 2011. The increase in net cash used in operations during the comparative periods was primarily attributable to an $11.5 million decrease in cash provided from changes in working capital and partially offset by a $7.4 million decrease in net loss, excluding the noncash loss associated with the periodic revaluation of our warrants to fair market value.

Investing Activities. We used $0.7 million of cash in investing activities for the nine months ended September 30, 2012, compared to the $1.5 million of cash used in investing activities for the nine months ended September 30, 2011. Less cash was used for the purchase of property and equipment costs in the nine months ended September 30, 2012, compared to 2011.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2012 was attributable to September 2012 equity financing generating $19.9 million in net proceeds and exercise of stock option and warrants generating $1.5 million in September 2012. Cash provided by financing activities for the nine months ended September 30, 2011 were primarily due to the April 2011 equity financing that generated net proceeds of $32.1 million.

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

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents noncancelable contractual obligations arising from these arrangements as of September 30, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt	$1,778	$88	$188	$208	$1,294
Operating leases (1)	13,244	2,150	4,286	4,597	2,211
Purchase obligations (2)	637	637	—	—	—

Total	$15,659	$2,875	$4,474	$4,805	$3,505

(1)	In May 2012, the Company exercised its option to terminate a lease for its laboratory and administrative office facility in Bothell, Washington effective May 2013.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to the Company and that specify all significant terms. Purchase obligations relate primarily to our DMD development program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $38.0 million and $39.9 million at September 30, 2012 and December 31, 2011, respectively. We do not enter into investments for trading or speculative purposes and our cash equivalents are invested in money market accounts. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to extremely low rates of investment interest and to the short term nature of our cash and cash equivalents. Future declines in interest rates, however, would reduce investment income, but are not likely to be a material source of revenue to our company in the foreseeable future. A 0.1% decline in interest rates, occurring January 1, 2012 and sustained throughout the period ended September 30, 2012, would be inconsequential.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including (1) our chief executive officer and principal financial officer and (2) our principal accounting officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, eteplirsen in DMD and AVI-7288 in Marburg are in active clinical development. AVI-7537 in Ebola was in active clinical development until August 2012, when we received a stop-work order from DoD instructing us to cease all work and ordering of supplies in support of the development of this product candidate. On October 2, 2012, we received notice from DoD that the program for the development of AVI-7537 was terminated for the convenience of the government due to funding constraints. The clinical development of AVI-7100 in influenza is currently paused and the rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next several years will be devoted to development activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD and our antiviral candidates. With current resources, we may be restricted or delayed in our ability to develop other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including eteplirsen, depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval (including any accelerated approval by the U.S. Food and Drug Administration (the “FDA”) under Subpart H—Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) for any of our product candidates based on an inability to adequately demonstrate the safety and effectiveness of our product candidates, lack of funding, changes in the regulatory landscape, manufacturing or other reasons. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Assuming that any of our product candidates receives the required regulatory approvals, commercial success will depend on a number of factors, including:

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

To date we have been granted orphan status for two of our product candidates in DMD and for AVI-6002 and AVI-7537 for the treatment Ebola virus and AVI-6003 and AVI-7288 for the treatment of Marburg virus. We are not guaranteed to receive orphan status for other product candidates in development or product candidates we may develop in the future. Even though we have received orphan status for some of our product candidates, we would not enjoy orphan drug exclusivity for such product candidates in the event that another entity received approval of products with the same active ingredient for the same indication before we receive market approval. Further, application of the orphan drug regulations in the United States and Europe is uncertain and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates. If a competitor’s product receives orphan drug status for an indication that we are targeting, and such product is approved for commercial sales before our product, regulators may interpret our product to be the same drug as the competing product and could prevent us from selling our product in the applicable territories for the competitors orphan exclusivity period. Furthermore, pediatric exclusivity only applies if the product has another form of exclusivity.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols or other approval strategies to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards (IRBs) or the FDA for review, which may impact the costs, timing or successful completion of a clinical trial. Changes in our approval strategies may require additional studies that were not originally planned. Other factors may also impact our ability to commercialize our product candidates, including, for example, the fact that a therapeutic commercial product utilizing our RNA-based technologies has never been approved by any regulatory authority. Due to these factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

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

Our preclinical and clinical trials may fail to demonstrate acceptable levels of safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical and clinical studies, that the product candidate is safe and effective in humans. Ongoing and future preclinical and clinical trials of our product candidates may not show sufficient safety or efficacy to obtain regulatory approvals.

Phase I clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules in healthy volunteers. Delays in establishing the appropriate dosage levels can lead to delays in the overall clinical development of a product candidate. As of the date of this report, we do not believe that we have identified the preferred dose of eteplirsen for individuals with DMD. We plan to evaluate the appropriate dosage in a future confirmatory pivotal study. We recently completed a U.S.-based Phase IIb clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg, higher doses than was initiated in August 2011. Following completion of this study, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial. These trials were initiated, in part, to further explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. We cannot assure you that these efforts will be successful. If a consistently effective dose is found in the U.S.-based clinical trial, we will expect to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies which may be required. Regulatory authorities might require more extensive preclinical or clinical trials than anticipated and conforming to any guidance regulatory authorities provide does not guarantee receipt of marketing approval, even if we believe our preclinical and clinical trials are successful. Such clinical trials might include additional open label “extension studies” for all participants who have previously received eteplirsen, as well as other participants (e.g., non-ambulatory participants) and any additional placebo-controlled “pivotal” study or studies. If we are not able to establish an optimal dosage in these trials we may need to conduct additional dose-ranging trials before conducting our pivotal trials of the product. Any such additional clinical trials required by regulatory authorities would increase our costs and delay commercialization of eteplirsen.

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

Clinical trials cannot be used to assess the efficacy of most biodefense countermeasures against rare and lethal pathogens due to ethical considerations and the relative infrequency of naturally occurring cases. In the United States, we plan to develop the therapeutic product candidate to treat Marburg virus using the Animal Rule regulatory mechanism. Pursuant to the Animal Rule, the sponsor of a drug product must demonstrate efficacy in animal models and safety in humans. There is no guarantee that the FDA will agree to this approach to the development of our infectious disease product candidate, considering that no validated animal model has been established as predicting human outcomes in the prevention or treatment of any filovirus disease. Animal models represent, at best, a rough approximation of efficacy in humans, and, as such, countermeasures developed using animal models will be untested in humans as it relates to efficacy until their use in humans during an emergency. We have yet to demonstrate the predictive value of our animal studies to the FDA’s satisfaction. If we fail to do so, we will have to demonstrate efficacy of AVI-7288 through adequate well-controlled trials in humans in order to obtain regulatory approval of this product in the United States, which, if possible, will greatly add to the time and expense required to commercialize this product. Furthermore, the Animal Rule mechanism has been used only rarely and questions remain regarding the FDA’s interpretation and implementation. No novel products have been approved using the Animal Rule. It has thus far been used to extend the indicated use of three previously licensed products which had considerable prior human experience. We do not have any experience successfully navigating this approach to drug approval. Even if the Animal Rule represents a viable approach to seeking approval of AVI-7288, it may present challenges for gaining final regulatory approval for this product candidate, including an extended timeline to approval and less predictable study requirements. In addition, the FDA would require post-marketing human efficacy studies if the countermeasure is used in humans, which would most likely be in the aftermath of a bioterrorist attack. The ability to reliably perform efficacy clinical trials in the midst of a national crisis is uncertain.

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

We rely on U.S. government contracts and awards to fund certain development programs, including the Marburg virus therapeutic candidate which accounts for substantially all of our current revenue. The funding of U.S. government programs is subject to Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years, as is the case with our DoD contract for the development of our Marburg product candidate. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contracts may be terminated or adjusted by the government, which could have a negative impact on our future revenue under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such a period, or until the regular appropriation bills are passed, delays can occur in government procurement due to lack of funding and such delays can affect our operations during the period of delay. Additionally, the DoD is planning on hundreds of billions of dollars in cuts to defense spending over the next decade and faces a possible sequestration of an additional $600 billion over the same timeframe beginning in January 2013 unless Congress acts. These cuts would have widespread ramifications including on DoD’s procurement and research and development programs. The 2004 Project BioShield Act which created the Special Reserve Fund for use by DHHS to purchase countermeasures over 10 years avoids the uncertainty of the annual appropriations process, but the $5.6 billion appropriation is rapidly depleting and will expire in 2013. Thus, the viability of DHHS as a potential customer hinges in part on Congress taking action to replenish the Special Reserve Fund.

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

The termination of one or more of these government contracts, whether due to lack of funding, for convenience, for our failure to perform, or otherwise, or the occurrence of delays or product failures in connection with one or more of these contracts, could negatively impact our financial condition. For example, on October 2, 2012, we received notice from DoD that the program for the development of our Ebola product candidate was terminated for the convenience of the government due to funding constraints. We had previously received a stop-work order for the Ebola program which was in effect from August 2, 2012 through the termination on October 2, 2012. If the government terminates the Marburg development program or contract, our business could be materially and adversely affected. Furthermore, we can give no assurance that we would be able to procure new U.S. government contracts to offset the revenue lost as a result of termination of any of our existing contracts. Even if our Marburg contract is not terminated and is completed, there is no assurance that we will receive future government contracts.

Even if we successfully complete development of our Marburg product candidate, the major, if not only, potential purchaser is the U.S. government. The lack of a commercial market makes us reliant upon the U.S. government to determine and communicate the market for biodefense countermeasures and government purchasing is subject to evolving threat assessments and shifting political priorities, which exacerbate market uncertainties. Within the DoD, the war fighter has evolving requirements specifically related to route of administration and time to treat. Until future studies are completed, it is unclear whether our drug candidate will successfully meet these requirements. If it does not, DoD may choose to terminate the contract. With respect to the civilian sector, Marburg virus is among the top chemical, biological, radiological and nuclear threats to national security, yet DHHS has not defined the civilian requirement, making the broader demand for our drug candidate uncertain.

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

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010, which were published in The Lancet in July 2011. We have also completed a U.S.-based Phase IIb placebo controlled trial in eteplirsen and announced results in April 2012. Following completion of this study, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial and announced 48-week results on October 3, 2012. We expect to commence additional trials of eteplirsen and other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time, and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain IRB or other regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we have in the past conducted clinical trials in foreign countries and may do so again in the future, which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs (e.g., DMD and Marburg infection) there are currently no approved drugs to compare against and an agreement about how to measure efficacy has yet to be reached with the FDA and then demonstrated.

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under current Good Manufacturing Practice, or cGMP, and other requirements in foreign countries, and may require large numbers of participants. The FDA or other foreign governmental agencies or we ourselves could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including:

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

We had an operating loss of $19.3 million for the nine months ended September 30, 2012, and incurred an operating loss of $35.9 million for the year ended December 31, 2011. As of September 30, 2012, our accumulated deficit was $369.2 million. Our operating losses have resulted principally from expenses incurred in research and development of our technology and products, from general and administrative expenses that we have incurred while building our business infrastructure and acquired in-process research and development resulting from two acquisitions. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, partner one or more programs, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing shareholders. To the extent we issue additional equity securities, our existing shareholders could experience substantial dilution in their economic and voting rights. For example, through November 7, 2012, we sold an aggregate of approximately 14.0 million shares (which number gives effect to our July 2012 one-for-six reverse stock split) of our common stock in connection with our December 2007, January 2009, August 2009 and April 2011 financings and September 2012 at-the-market equity offering program and issued warrants to purchase approximately 5.0 million additional shares (which number gives effect to our July 2012 one-for-six reverse stock split) of our common stock in connection with our December 2007, January 2009 and August 2009 financings, which warrants have been exercised for an aggregate of 0.7 million shares of our common stock.

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

We do not currently have the internal ability to manufacture the product candidates that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our product candidates and the components of our drug substance. We may also need to rely on manufacturers for the production of our product candidates to support our research and development programs. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling and labeling of vials and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, fill vials and store sufficient quantities of our product candidates for use in our research and development programs and clinical trials. For each of our eteplirsen and Marburg development programs, based on limited capacity for our specialized manufacturing needs we have had to enter into a sole-source agreement with multinational manufacturing firms for the production of the API for eteplirsen and Marburg therapeutics. There are a limited number of companies that can produce phosphorodiamidate-linked morpholino oligomer, or PMO, in the quantities and with the quality and purity that we require for our development efforts. This might limit our ability to rapidly expand our programs or commercialize our products. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find suitable replacements or bring on-line new suppliers could materially and adversely impact our business.

Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain high quality standards, including failure to detect or control anticipated or unanticipated manufacturing errors could result in patient injury or death or product recalls. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. If our contract manufacturers or other third parties fail to deliver our product candidates for our research and development programs and for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials, research and development programs or otherwise discontinue development and production of our product candidates. In addition, we depend on certain sole-source third-party vendors for the supply of raw materials used to produce our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we are unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product candidates manufactured and to conduct preclinical testing and clinical trials of our product candidates would be adversely affected.

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

Our contract manufacturers are required to produce our clinical product candidates under cGMP conditions in order to meet acceptable standards for our clinical trials. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce and market our product candidates. We and our contract manufacturers are subject to periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our product candidates, or cause our products to be recalled or withdrawn.

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

In addition, in order to release product and demonstrate stability of product candidates for use in late stage clinical trials (and any resulting drug products for commercial use), our analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate our analytical methods or demonstrate adequate stability of the product candidates in a timely or cost-effective manner or at all. If we are unable to successfully validate our analytical methods or to demonstrate adequate stability, the development of our product candidates and regulatory approval or commercial launch for any resulting drug products may be delayed, which could significantly harm our business.

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

Our RNA-based platforms, utilizing proprietary PMO-based technology, have not been incorporated into a therapeutic commercial product and are still at a relatively early stage of development. This technology is used in all of our therapeutic candidates, including eteplirsen. We are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we have conducted Phase I clinical trials for AVI-6003 (we are now pursuing development of AVI-7288, one of the two component oligomers in AVI-6003) and AVI-7100 and conducted a Phase IIb clinical trial in eteplirsen, additional preclinical studies may be required for these product candidates and before other product candidates enter human clinical trials. In addition, preclinical models to study participant toxicity and activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in utilizing our PMO-based technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

The relocation of our corporate headquarters and selected research and development activities may create unintended negative consequences, including increased costs and loss of personnel.

We plan to move our corporate headquarters from Bothell, Washington to Cambridge, Massachusetts and move selected research and development activities from Bothell to our existing site in Corvallis, Oregon and a yet to be selected site in Cambridge. This transition is in the early planning stage and we expect the transition will continue through mid-2013. While we believe the relocation will improve our business operations and enhance our ability to attract and retain industry talent in the Cambridge area, we cannot ensure that this relocation will not result in any or all of the following unintended negative consequences:

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

Our success will depend in significant part on our existing intellectually property rights and our ability to obtain additional patents and licenses in the future. As of October 31, 2012, we owned or controlled approximately 280 U.S. and corresponding foreign patents and 180 U.S. and corresponding foreign patent applications. We license patents from other parties for certain complementary technologies. We cannot be certain that pending patent applications will result in patents being issued in the United States or foreign countries. We cannot be certain that we were the first to make the inventions covered by any of our patents, if issued, or our pending patent applications. In addition, the patents that have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours that do not conflict with our patents. To protect our rights to any of our patents, if issued, and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third-party patent and proprietary rights.

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

As of September 30, 2012, there were 24,302,261 shares of common stock outstanding, outstanding options to purchase 2,440,470 shares of common stock, restricted stock units representing 38,911 shares, stock appreciation rights representing 70,000 shares and outstanding warrants to purchase 4,822,090 shares of common stock. Additionally, as of September 30, 2012, there were 1,539,930 shares of common stock available for future issuance under our 2011 Equity Incentive Plan. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2011 Equity Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock or exercise of outstanding warrants or options will have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 4, 2012, we issued 1,576 shares of our common stock in an unregistered sale of common stock in connection with the exercise of an outstanding warrant originally issued and sold in January 2009. This warrant was exercised pursuant to a cashless exercise provision whereby the aggregate number of shares issued upon the exercise of the warrant was equivalent to the quotient obtained by dividing (i) the product of the number of shares underlying the warrant and the difference between the closing sale price immediately preceding the date of exercise, or the Closing Sale Price, and the exercise price, by (ii) the Closing Sale Price. The exercise price at the time of exercise was $8.70 per share.

On September 11, 2012, we issued 39,704 shares of our common stock in an unregistered sale of common stock in connection with the exercise of an outstanding warrant having an exercise price of $1.0074 per share and resulting in aggregate proceeds of approximately $40,000. This warrant was issued in connection with our previous acquisition of Ercole Biotech, Inc. in March 2008.

The shares of common stock described above were issued without registration under the Securities Act, in reliance upon an exemption from registration under Section 4(a)(2).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Restated and Amended Articles of Incorporation.	10-Q	001-14895	3.1	8/7/12

3.2	Amendment to Fourth Restated and Amended Articles of Incorporation.	10-Q	001-14895	3.2	8/7/12

3.3	Amended and Restated Bylaws.	10-K	001-14895	3.4	3/15/11

10.1**	Contract Number W911QY-12-C-0117 between U.S. Department of Defense’s Joint Project Manager Transformational Medical Technologies and Sarepta Therapeutics, Inc. dated August 23, 2012.					X

10.2†	Form of Stock Appreciate Right Award Agreement under the 2011 Equity Incentive Plan.					X

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Vice President, Finance, Michael A. Jacobsen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Vice President, Finance, Michael A. Jacobsen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
**	Confidential treatment has been requested for portions of this exhibit.
†	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAREPTA THERAPEUTICS, INC.

Date: November 7, 2012	By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian
President and Chief Executive Officer

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Restated and Amended Articles of Incorporation.	10-Q	001-14895	3.1	8/7/12

3.2	Amendment to Fourth Restated and Amended Articles of Incorporation.	10-Q	001-14895	3.2	8/7/12

3.3	Amended and Restated Bylaws.	10-K	001-14895	3.4	3/15/11

10.1**	Contract Number W911QY-12-C-0117 between U.S. Department of Defense’s Joint Project Manager Transformational Medical Technologies and Sarepta Therapeutics, Inc. dated August 23, 2012.					X

10.2†	Form of Stock Appreciate Right Award Agreement under the 2011 Equity Incentive Plan.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Vice President, Finance, Michael Jacobsen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
**	Confidential treatment has been requested for portions of this exhibit.
†	Indicates management contract or compensatory plan, contract or arrangement.