Form 10-Q
period 2013-03-31
Sarepta Therapeutics, Inc.
filed 2013-05-09
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-14895

SAREPTA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0797222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 First Street Suite 7, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	31,909,542
(Class)	(Outstanding as of April 30, 2013)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets — March 31, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss — Three Months Ended March 31, 2013 and 2012 and from July 22, 1980 (Inception) through March 31, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2013 and 2012 and from July 22, 1980 (Inception) through March 31, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		40

Exhibits		41

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$167,919	$187,661
Accounts receivable	5,652	4,713
Other current assets	3,023	1,534

Total Current Assets	176,594	193,908

Restricted investments	7,250	—
Property and equipment, net of accumulated depreciation and amortization of $17,024 and $16,708	3,088	3,397
Patent costs, net of accumulated amortization of $1,534 and $2,626	4,883	4,913
Other assets	1,525	2,775

Total Assets	$193,340	$204,993

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,073	$7,532
Accrued employee compensation	1,520	2,741
Long-term debt, current portion	90	89
Warrant liability	91,077	65,193
Deferred revenue	3,884	3,304
Other liabilities	15	27

Total Current Liabilities	103,659	78,886

Commitments and Contingencies

Long-term debt	1,645	1,668
Other long-term liabilities	755	760

Total Liabilities	106,059	81,314

Shareholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; 31,888,949 and 31,703,817 issued and outstanding	3	3
Additional paid-in capital	560,613	554,927
Deficit accumulated during the development stage	(473,335)	(431,251)

Total Shareholders’ Equity	87,281	123,679

Total Liabilities and Shareholders’ Equity	$193,340	$204,993

See accompanying notes to condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

			July 22, 1980
	Three months ended March 31,		(Inception) through
	2013	2012	March 31, 2013

Revenues from license fees, grants and research contracts	$4,474	$11,212	$178,022

Operating expenses:
Research and development	13,762	14,805	399,430
General and administrative	6,127	3,281	125,214
Acquired in-process research and development	—	—	29,461

Operating loss	(15,415)	(6,874)	(376,083)

Other non-operating income (loss):
Interest income and other, net	237	96	9,760
Loss on change in warrant liability	(26,906)	(10,926)	(93,874)
Realized gain on sale of short-term securities — available-for-sale	—	—	3,863
Write-down of short-term securities — available-for-sale	—	—	(17,001)

	(26,669)	(10,830)	(97,252)

Net loss	$(42,084)	$(17,704)	$(473,335)

Other comprehensive income (loss):
Write-down of short-term securities — available-for-sale	—	—	17,001
Realized gain on sale of short-term securities — available-for-sale	—	—	(3,863)
Unrealized loss on short-term securities — available-for-sale	—	—	(13,138)

	—	—	—

Comprehensive loss	$(42,084)	$(17,704)	$(473,335)

Net loss per share — basic and diluted	$(1.32)	$(0.78)

Weighted average number of common shares outstanding for computing basic and diluted net loss per share	31,813	22,624

See accompanying notes to condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			For the Period
			July 22, 1980
	Three months ended March 31,		(Inception) through
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(42,084)	$(17,704)	$(473,335)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	451	353	22,421
Loss on disposal of assets	196	65	2,832
Realized gain on sale of short-term securities — available-for-sale	—	—	(3,863)
Write-down of short-term securities — available-for-sale	—	—	17,001
Impairment charge on real estate owned	—	—	1,445
Stock-based compensation	1,671	708	33,744
Acquired in-process research and development	—	—	29,461
Increase in warrant liability	26,906	10,926	93,874
Net increase in accounts receivable and other assets	(1,178)	(1,830)	(9,939)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	(955)	(1,567)	11,458

Net cash used in operating activities	(14,993)	(9,049)	(274,901)

Cash flows from investing activities:
Purchase of restricted investments	(7,250)	—	(7,250)
Purchase of property and equipment	(9)	(9)	(19,996)
Patent costs	(461)	(253)	(10,990)
Purchase of marketable securities	—	—	(112,993)
Sale of marketable securities	—	—	117,724
Acquisition costs	—	—	(2,389)

Net cash used in investing activities	(7,720)	(262)	(35,894)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	2,993	1	479,552
Repayments of long-term debt	(22)	(21)	(452)
Other financing activities, net	—	—	(386)

Net cash provided by (used in) financing activities	2,971	(20)	478,714

Increase (decrease) in cash and cash equivalents	(19,742)	(9,331)	167,919

Cash and cash equivalents:
Beginning of period	187,661	39,904	—

End of period	$167,919	$30,573	$167,919

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$22	$22	$597

Supplemental Schedule of Noncash Investing Activities and Financing Activities:
Short-term securities — available-for-sale received in connection with private offerings	$—	$—	$17,897
Issuance of common stock in satisfaction of warrants and other liabilities	$1,022	$—	$33,856
Issuance of common stock for building purchase	$—	$—	$750
Assumption of long-term debt for building purchase	$—	$—	$2,200
Issuance of common stock to acquire assets	$—	$—	$8,075
Assumption of liabilities to acquire assets	$—	$—	$2,124

See accompanying notes to condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Sarepta and its consolidated subsidiaries. The accompanying unaudited condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements not included in this report. The accompanying unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Since its inception in 1980, the Company has incurred losses of $473.3 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and losses on change in warrant valuation partially offset by revenue generated from research contracts with and grants primarily from the U.S. Department of Defense (DoD). As of March 31, 2013, the Company has completed all of its contracts with the DoD except for the July 2010 contract and the August 2012 contract for the development of therapeutics against the Marburg virus. In November 2012 the Company also entered into an agreement with the European Commission (EC) Health Innovation for development and study related activities for a Duchenne muscular dystrophy (DMD) therapeutic for which minimal revenues have been earned to date. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenue from product sales, the Company is likely to continue to incur operating losses in the near term.

As of March 31, 2013, the Company has $167.9 million of cash and cash equivalents which the Company believes is more than sufficient to fund operations for the next twelve months. Should the Company’s funding from the DoD cease or be delayed, the Company would likely curtail certain of its infectious disease research and development efforts unless additional funding was obtained. The Company is also likely to pursue additional cash resources through public or private financings, seeking additional government contracts, and from establishing collaborations or licensing its technology to other companies.

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

Commitments and Contingencies

As of the date of this report, the Company is not a party to any material legal proceedings with respect to itself, its subsidiaries, or any of its material properties. In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, and effects from the use of therapeutics utilizing its technology, professional services or others. It is impossible to predict whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the Company issued two letters of credit totaling $7.3 million to a contract manufacturing vendor in connection with certain manufacturing agreements. To meet the requirement of the letters of credit, the Company purchased $7.3 million in certificates of deposit with April 2014 maturity dates during the three months ended March 31, 2013. The Company has recorded this $7.3 million as restricted investments in the condensed consolidated balance sheet as of March 31, 2013.

2. NET LOSS PER SHARE

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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Net loss	$(42,084)	$(17,704)

Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	31,813	22,624
Dilutive effect of outstanding warrants and stock awards after application of the treasury stock method*	—	—
Weighted-average number of common shares outstanding for computing diluted earnings per share	31,813	22,624

Net loss per share — basic and diluted	$(1.32)	$(0.78)

*	Warrants, stock options, restricted stock units (RSUs) and stock appreciation rights (SARs) to purchase approximately 5,997,000 and 7,159,000 shares of common stock were excluded from the net loss per share calculation for the three months ended March 31, 2013 and 2012, respectively, as their effect would have been anti-dilutive.

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

•	Level 3 — valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of March 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Restricted investments	$7,250	$7,250	$—	$—

Total assets	$7,250	$7,250	$—	$—

Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
(in thousands)
Restricted investments	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

	Fair Value Measurement as of March 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants*	$91,077	$—	$—	$91,077

Total liabilities	$91,077	$—	$—	$91,077

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants*	$65,193	$—	$—	$65,193

Total liabilities	$65,193	$—	$—	$65,193

*	See Note 5 for additional information related to the determination of fair value of warrants and a reconciliation of changes in fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments and carrying amounts reported for long-term debt approximate fair value because of similar characteristics to other debt instruments with comparable risk.

4. ACCOUNTS RECEIVABLE

Accounts receivable are generally stated at invoiced amount and do not bear interest. Because the accounts receivable are primarily from the DoD and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The accounts receivable balance included $4.7 million and $3.2 million of DoD receivables that were unbilled at March 31, 2013 and December 31, 2012, respectively.

5. WARRANTS

The Company has periodically issued warrants in connection with certain common stock offerings. The warrants issued in January 2009 and August 2009 are classified as liabilities as opposed to equity because their settlement terms require settlement in registered shares. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. All other warrants issued by the Company were recorded as additional paid-in-capital and no further adjustments are made.

The outstanding warrants classified as liabilities are recorded at fair value on the condensed consolidated balance sheet and are adjusted to fair value at each financial reporting period, with changes in the fair value being recorded as “Gain (loss) on change in warrant liability” in the condensed consolidated statement of operations and comprehensive loss. The fair value is determined using the Black-Scholes-Merton option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The following reflects the weighted-average assumptions for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.1%	0.2%-0.3%
Expected dividend yield	0%	0%
Expected lives	0.8-1.4 years	0.7-2.4 years
Expected volatility (1)	99.4%-110.7%	65.1%-82.4%
Shares underlying warrants classified as liabilities	3,093,676	4,824,827
Market value of stock at beginning of year	$25.80	$4.50
Market value of stock at end of period	$36.95	$9.24

(1)	For the three month period ended March 31, 2013, expected volatility has been estimated using a blend of calculated volatility of the Company’s common stock over a historical period and implied volatility in exchange-traded options associated with the Company’s common stock. Prior to January 1, 2013, expected volatility has been estimated using calculated volatility of the Company’s common stock over a historical period commensurate with the expected term of the option.

A reconciliation of the change in value of the Company’s warrants recorded as liabilities for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)	(in thousands)

Balance at beginning of period	$65,193	$5,446
Increase in value of warrants	26,906	10,926
Reclassification to shareholders’ equity upon exercise of warrants	(1,022)	—

Balance at end of period	$91,077	$16,372

For the three months ended March 31, 2013, 33,942 warrants were exercised at a weighted average exercise price of $8.16, generating proceeds of $0.3 million. For the three months ended March 31, 2012, no warrants were exercised.

The following table summarizes the outstanding warrants at March 31, 2013.

Issue Date	Exercise Price	Outstanding Warrants at March 31, 2013	Expiration Date	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
1/30/2009	$6.96	1,819,567	7/30/2014	1.3	1,819,567
1/30/2009	$8.70	3,912	1/30/2014	0.8	3,912
8/25/2009	$10.68	1,270,197	8/31/2014	1.4	1,270,197

		3,093,676			3,093,676

6. EQUITY FINANCING

In January 2013, the Company sold approximately 87,000 shares of common stock through its outstanding At-The-Market (ATM) offering. The sale generated $2.1 million in net proceeds and fully exhausted the sales of stock available under the ATM sales agreement.

7. CONTRACT REVENUE

The Company recognizes revenue from U.S. and E.U. government research contracts during the period in which the related expenditures are incurred and presents revenue and related expenses gross in the condensed consolidated financial statements. In the periods presented, substantially all of the revenue generated by the Company was derived from government research contracts.

The following table sets forth the revenue for each of the Company’s contracts with the U.S. and E.U. governments and other revenue for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands)

July 2010 Contract (Ebola and Marburg IV)	$2,614	$11,163
August 2012 Contract (Intramuscular)	1,806	—
November 2012 SKIP-NMD Agreement (DMD)	54	—
Other Agreements	—	49

Total	$4,474	$11,212

U.S. Government Contracts

As of March 31, 2013, the Company had completed all of its contracts with the DoD except for the Marburg portion of the July 2010 contract for the development of therapeutics against Ebola and Marburg viruses and the August 2012 contract for intramuscular (IM) administration of AVI-7288, the Company’s candidate against the Marburg virus.

July 2010 Contract (Ebola and Marburg Intravenous administration)

On July 14, 2010, the Company was awarded a DoD contract managed by the Joint Project Manager Transformational Medical Technologies (JPM-TMT) Project Management Office, a component of the Joint Program Executive Office for Chemical and Biological Defense, for the advanced development of the Company’s hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against the Ebola and Marburg viruses, respectively. In February 2012, we announced that we received permission from the U.S. Food and Drug Administration (FDA) to proceed with a single oligomer from AVI-6003, AVI-7288, as the lead product candidate against Marburg virus infection.

On August 2, 2012, the Company received a stop-work order related to the Ebola virus portion of the contract and, on October 2, 2012, the DoD terminated the Ebola portion of the contract for the convenience of the government due to government funding constraints.

The remaining Marburg portion of the contract is structured into four segments and has an aggregate remaining period of performance spanning approximately four years if the DoD exercises its options for all segments. Activities under the first segment began in July 2010 and include Phase I studies in healthy volunteers as well as preclinical studies.

After completion of the first segment, and each successive segment, the DoD has the option to proceed to the next segment. If the DoD exercises its options for segments II, III and IV, our contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval for the therapeutic candidate against the Marburg virus. The funding for segments II, III and IV of the Marburg virus portion of the contract is estimated to be approximately $84.4 million.

August 2012 Contract (Intramuscular administration)

On August 29, 2012, the Company was awarded a contract from the DoD, which is also managed by the JPM-TMT. The contract was awarded for approximately $3.9 million to evaluate the feasibility of an IM route of administration using AVI-7288, the Company’s candidate for treatment of Marburg virus. The period of performance of this contract is scheduled to conclude in the second half of 2013.

European Union Agreement

In November 2012, the Company entered into an agreement for a collaborative research project partially funded by the EC Health Innovation. The agreement provides for reimbursement of costs of approximately $2.5 million for research in certain development and study related activities for a DMD therapeutic and is expected to last approximately three years.

During the quarter ended March 31, 2013, the Company received $635,000 in advance payments and recognized $54,000 of these payments as revenue. Deferred revenue related to the agreement as of March 31, 2013 was $581,000. The remaining balance of deferred revenue relates to the Company’s sponsored research agreement with Charley’s Fund.

8. STOCK COMPENSATION

The Company’s equity incentive plans allow for the granting of a variety of stock awards. To date, the Company has granted stock options, restricted stock awards, RSUs and SARs.

Stock-based compensation costs are based on the fair value calculated utilizing the Black-Scholes-Merton option pricing model on the date of grant. The fair value of stock awards, with consideration given to estimated forfeitures, is amortized as compensation expense on a straight-line basis over the vesting period of the grants.

As of March 31, 2013, 916,903 shares of common stock remain available for future grant under the 2011 Equity Incentive Plan. During the three months ended March 31, 2013, there were no grants, exercises or cancelations for restricted stock awards, RSUs or SARs except for 262 RSUs which were canceled during the period.

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

A summary of the Company’s stock option activity with respect to the three months ended March 31, 2013 follows:

Stock Options	Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	2,522,522	$11.76
Granted	242,320	28.76
Exercised	(64,390)	8.97
Canceled	(5,774)	14.83

Outstanding at March 31, 2013	2,694,678	$13.35	8.3	$63,877,000

Vested at March 31, 2013 and expected to vest	2,502,875	$13.24	8.3	$59,634,000

Exercisable at March 31, 2013	656,805	$12.36	6.8	$16,428,000

The weighted-average fair value per share of stock-based awards granted to employees during the three months ended March 31, 2013 and 2012 was $18.08 and $5.46, respectively. During the three months ended March 31, 2013 and 2012, the total intrinsic value of stock options exercised was $1,402,000 and $280 respectively, and the total grant date fair value of stock options that vested was $624,000 and $1,942,000, respectively.

The fair values of stock options granted during the period presented were measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.7%	1.1%
Expected dividend yield	0%	0%
Expected lives	4.9 years	5.3 years
Expected volatility	80.0%	79.7%

Stock-based Compensation Expense

A summary of the stock-based compensation expense, including stock options, restricted stock, RSUs, and SARs recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Research and development	$530	$253
General and administrative	1,141	455

Total	$1,671	$708

As of March 31, 2013, there was $19.8 million of unrecognized compensation cost related to non-vested share-based compensation arrangements outstanding including stock options, restricted stock, RSUs, and SARs. These costs are expected to be recognized over a weighted-average period of 3.0 years.

9. INCOME TAXES

At December 31, 2012, the Company had net deferred tax assets of approximately $114.1 million. The net deferred tax assets are primarily composed of U.S. federal and state tax net operating loss carryforwards, U.S. federal and state research and development credit carryforwards and share-based compensation expense. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the Internal Revenue Code rules could limit the future use of its net operating loss and research and development credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

10. RESTRUCTURING

In November 2012, the Company notified 21 Bothell, Washington based employees that they would be terminated as part of the corporate headquarters relocation to Cambridge, Massachusetts. The employees were given various incentives to remain through a transition period which is expected to be completed in 2013. During the quarter ended March 31, 2013, the Company recorded a restructuring charge of $264,000 to research and development expense and $198,000 to general and administrative expense. All transition costs are expected to be paid in 2013.

Changes in the liability and the balance related to the restructuring plan are as follows:

Three Months Ending March 31, 2013
(in thousands)
Balance at December 31, 2012	$185
Restructuring charges	462
Payments	(201)

Balance at March 31, 2013	$446

11. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued new guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was adopted by the Company in fiscal year 2013. The adoption of this guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements.

12. SUBSEQUENT EVENTS

On April 10, 2013, the Company and the University of Western Australia (UWA) entered into an agreement under which the existing Exclusive License Agreement by and between the Company and UWA was amended and restated (the “Amended and Restated UWA Agreement”).

Under the terms of the Amended and Restated UWA Agreement, UWA granted the Company an exclusive license to certain UWA intellectual property rights relating to the use of antisense oligonucleotides to induce exon skipping for the treatment of certain muscular dystrophies. The Amended and Restated UWA Agreement provides that the Company must use commercially reasonable efforts to develop, commercialize and market certain products covered by the licensed intellectual property rights (“Products”). Under the Amended and Restated UWA Agreement, the UWA is eligible to receive up to $7.1 million in upfront and development milestone payments, as well as specified royalties (in the low single-digit percentage range) as a percentage of net sales of Products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding the development and clinical benefits of our product candidates;

•	the results of our research and development efforts and the efficacy of our PMO-based chemistries and other RNA-based technology;

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	our expectations regarding the results of preclinical and clinical testing of our product candidates;

•	the efficacy, potency and utility of our product candidates in the treatment of rare and infectious diseases, and their potential to treat a broad number of human diseases;

•	our expectations regarding completing planning for a pivotal clinical trial for eteplirsen by the end of 2013 and commencing dosing in this trial in early 2014;

•	our ability to submit IND filings for DMD candidates beyond eteplirsen;

•	the receipt of any required approval from the FDA or other regulatory approval for our products;

•	the potential for our product candidates to qualify for accelerated approval, as breakthrough therapies or as orphan drugs;

•

the potential for any filings or applications by us for accelerated approval or other designations to be accepted or granted by the FDA, in addition to the potential and timing for supplemental informational submissions and meetings with the FDA;

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

Overview

We are a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying Duchenne muscular dystrophy drug candidates, including our lead product candidate, eteplirsen. We are also focused on developing therapeutics for the treatment of infectious diseases, including our lead infectious disease program aimed at the development of a drug candidate for the Marburg hemorrhagic fever virus. By building our infectious disease programs which are primarily funded and supported by the DoD, and leveraging our highly-differentiated, proprietary technology platforms, we are seeking to further develop our research and development competencies and identify additional product candidates.

Our highly-differentiated RNA-based technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD. Eteplirsen is our lead therapeutic candidate for DMD. If we are successful in our development efforts, eteplirsen will address a severe unmet medical need. Last year, we completed a U.S.-based Phase IIb clinical trial for eteplirsen that was initiated in August 2011. Following completion of this study in early 2012, we initiated an open label extension study that is expected to be completed in late 2013 with the same participants from the original Phase IIb placebo controlled trial. We anticipate initiating a pivotal clinical trial for eteplirsen by the end of 2013 and commencing dosing in this trial in early 2014.

We are also leveraging the capabilities of our RNA-based technology platforms to develop therapeutics for the treatment of infectious diseases. The DoD has provided significant financial support in the past for the development of therapeutics against Ebola, Marburg, Dengue and influenza viruses. We have attracted DoD’s support based in part on our ability to rapidly respond to pathogenic threats by quickly identifying, manufacturing and evaluating novel therapeutic candidates.

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

Since our inception in 1980, we have incurred losses of $473.3 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and losses on changes in warrant valuation partially offset by revenue generated from research contracts with and grants primarily from the DoD. As of March 31,

2013, we have completed all of our contracts with the DoD except for the July 2010 contract and the August 2012 contract for the development of therapeutics against the Marburg virus. In November 2012 we also entered into an agreement with the EC Health Innovation for development and study related activities for a DMD therapeutic for which minimal revenues have been earned to date. We have not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if we do achieve revenue from product sales, we are likely to continue to incur operating losses in the near term.

As of March 31, 2013, we had $167.9 million of cash and cash equivalents which we believe is more than sufficient to fund operations for the next twelve months. Should our funding from the DoD cease or be delayed, we would likely curtail certain infectious disease research and development efforts unless additional funding was obtained. We are also likely to pursue additional cash resources through public or private financings, seeking additional government contracts, and by establishing collaborations or licensing our technology to other companies.

Government Contracts

We recognize revenue from government research contracts during the period in which the related expenditures are incurred and present these revenues and related expenses gross in the condensed consolidated financial statements. In the periods presented, substantially all of the revenues generated by us was derived from research contracts with the DoD. As of March 31, 2013, we had completed all of our contracts with the DoD except for the Marburg portion of the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses and the August 2012 contract for IM administration of AVI-7288, our candidate against the Marburg virus.

The following table sets forth the revenue from each of our contracts with the U.S. and E.U. governments and other revenue for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
July 2010 Contract (Ebola and Marburg IV)	$2,614	$11,163
August 2012 Contract (Intramuscular)	1,806	—
November 2012 SKIP-NMD Agreement (DMD)	54	—
Other Agreements	—	49

Total	$4,474	$11,212

July 2010 Contract (Ebola and Marburg Intravenous administration)

On July 14, 2010, we were awarded the DoD contract managed by the JPM-TMT Project Management Office for the advanced development of our hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against the Ebola and Marburg viruses, respectively. In February 2012, we announced that we received permission from the FDA to proceed with a single oligomer from AVI-6003, AVI-7288, as the lead product candidate against Marburg virus infection.

On August 2, 2012, we received a stop-work order related to the Ebola virus portion of the contract and, on October 2, 2012, the DoD terminated the Ebola portion of the contract for the convenience of the government due to government funding constraints.

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

August 2012 Contract (Intramuscular administration)

On August 29, 2012, we were awarded a contract from the DoD, which is also being managed by the JPM-TMT. The contract was awarded for approximately $3.9 million to evaluate the feasibility of an IM route of administration using AVI-7288, our candidate for treatment of Marburg virus. The period of performance of this contract is scheduled to conclude in the second half of 2013.

November 2012 SKIP-NMD Agreement (DMD)

In November 2012, we entered into an agreement for a collaborative research project partially funded by the EC Health Innovation. The agreement provides for approximately $2.5 million for research in certain development and study related activities for a DMD therapeutic and is expected to last approximately three years.

Key Financial Metrics

Revenue

Government Research Contract and Grant Revenue. Substantially all of our revenue is generated from U.S. government research contracts and grants. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. We recognize revenue from government research contracts and grants during the period in which the related expenses are incurred and present such revenue and related expenses gross in the condensed consolidated financial statements. Government contract revenue is highly dependent on the timing of various activities performed by us and our third party vendors. Changes in the timing of activities performed in support of this contract have, and may in the future, result in unexpected fluctuations in our revenue from period to period. We expect that future revenue generated under our government contracts will continue to be variable as a result of these factors.

License Arrangements. Our license arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

We defer recognition of non-refundable upfront fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. As of March 31, 2013, we had deferred revenue of $3.9 million, which represents up-front fees which we will recognize as revenue as we satisfy the outstanding performance obligations.

Expenses

Research and Development. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, and clinical trial and manufacturing costs.

Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include salaries, stock-based compensation, and an allocation of our facility costs.

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

Loss on Change in Warrant Liability. Warrants issued in connection with our January and August 2009 financings are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities; we are not required to expend any cash to settle these liabilities. The fair market value of these warrants was recorded on the balance sheet at issuance and the warrants are marked to market each financial reporting period, with changes in the fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes-Merton option-pricing model, which requires the use of significant judgment and estimates related to the inputs used in the model and can result in significant swings in the fair market valuation primarily due to changes in our stock price. For more information, see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates.

The policies that we believe are the most critical to aid the understanding of our financial results include:

•	revenue recognition;

•	stock-based compensation; and

•	accounting for and valuation of warrants classified as liabilities.

There have been no material changes to our critical accounting policies and significant estimates as detailed in our annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC, on March 15, 2013.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,		%
	2013	2012	Change
	(in thousands, except per share amounts)
Revenue	$4,474	$11,212	(60)%

Operating expenses:
Research and development	13,762	14,805	(7)%
General and administrative	6,127	3,281	87%

Operating loss	(15,415)	(6,874)	124%
Other income (loss):
Interest income and other, net	237	96	147%
Loss on change in warrant liability	(26,906)	(10,926)	146%

Net loss	$(42,084)	$(17,704)	138%

Basic and diluted loss per share	$(1.32)	$(0.78)

Revenue

Revenue for the three months ended March 31, 2013 decreased by $6.7 million, or 60%, compared to the three months ended March 31, 2012. The decrease was primarily due to $5.2 million from the Ebola portion of the DoD contract due to the August 2012 stop-work order and the subsequent termination for convenience in October 2012 and a decrease of $3.3 million in revenue associated with the Marburg portion of the DoD contract. The decrease was partially offset by a $1.8 million increase in revenue on the IM government research contract.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 decreased by $1.0 million, or 7%, compared to the three months ended March 31, 2012. The decrease was primarily due to $3.7 million from the Ebola portion of the DoD contract due to the August 2012 stop-work order and the subsequent termination for convenience in October 2012, a decrease of $2.6 million in costs on the Marburg portion of the DoD contract, and a $0.5 million decrease in our DMD program costs due to the timing of manufacturing and clinical activities. The decrease was partially offset by a $4.2 million increase in personnel related costs and costs of proprietary research and $1.6 million of costs incurred on the IM government research contract.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 increased by $2.8 million, or 87%, compared to the three months ended March 31, 2012. The increase in general and administrative expenses is primarily due to a $1.9 million increase in personnel costs including $0.6 million in stock-based compensation and $0.7 million of additional professional service costs.

Interest (Expense) Income and Other, Net

Interest income (expense) and other, net, for the three months ended March 31, 2013 increased primarily due to interest earned on higher cash and cash equivalents balances compared to the three months ended March 31, 2012.

Loss on Change in Warrant Liability

The change in fair value of our warrant liability for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to the change in our stock price. See Note 5 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Net Loss

Net loss for the three months ended March 31, 2013 was $42.1 million, compared to net loss of $17.7 million for the three months ended March 31, 2012. The increased net loss was primarily due to an increase in operating loss of $8.5 million and a $16.0 million increase in non-operating expenses due to the increase in the fair market value of our outstanding warrants. The fair market value of our outstanding warrants is a non-cash expense which is highly impacted by the change in the value of our stock.

Liquidity and Capital Resources

At March 31, 2013, cash and cash equivalents were $167.9 million, compared to $187.7 million at December 31, 2012. The decrease during the three month period ended March 31, 2013 is due primarily to cash used to operate our business and the purchase of $7.3 million of restricted investments to secure two letters of credit issued in connection with certain manufacturing agreements. These uses of cash were partially offset by $3.0 million in net proceeds from the sale of common stock under our ATM sales agreement and warrant and option exercises. Based on the factors described below, we believe that our available cash and cash equivalents is more than sufficient to finance our operations for the next twelve months.

Our principal sources of liquidity are revenue from government research contracts and grants and equity transactions. Our principal uses of cash are research and development expenses, general and administrative expenses and other working capital requirements.

Our primary source of revenue is from development of product candidates pursuant to our contracts with the U.S. and E.U. governments. Government funding is subject to the U.S. government’s appropriations process and the U.S. government has the right under our contracts with them to terminate such contracts for convenience as was done regarding the Ebola portion of the 2010 Ebola and Marburg contract. If DoD funding is not received or is delayed, we would likely curtail certain of our infectious disease research and development efforts unless additional funding was obtained. Currently, we do not generate any revenue from the commercial sale of our pharmaceutical product candidates.

Our future expenditures and capital requirements depend on numerous factors, most of which are difficult to project beyond the short term. These requirements include the progress of our research and development programs and our pre-clinical and clinical trials, our ability to meet the requirements of our DoD research projects, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, our ability to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with manufacturing and commercialization of our products.

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

Historical Trends

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(14,993)	$(9,049)
Investing activities	(7,720)	(262)
Financing activities	2,971	(20)

Decrease in cash and equivalents	$(19,742)	$(9,331)

Operating Activities. The increase in the amount of cash used in operating activities of $5.9 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to an increase in operating loss of $8.5 million driven by lower government contract revenue and higher general and administrative costs partially offset by a reduction in research and development costs. In addition to the increase in operating loss, there was a working capital increase of $1.3 million, as well as a $1.0 million increase in stock-based compensation costs, which is a non-cash adjustment to net loss.

Investing Activities. The increase in the amount of cash used in investing activities of $7.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the purchase of $7.3 million of investments in February 2013 to secure two letters of credit issued in connection with certain manufacturing contracts. We also used more cash to fund patent costs in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Financing Activities. The increase in the amount cash from financing activities of $3.0 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the sale of approximately 87,000 shares of common stock under our ATM sales agreement in January 2013 which generated $2.1 million in net proceeds and fully exhausted the sales of our stock available under the ATM sales agreement. We also received $0.9 million in net proceeds from warrant and stock option exercises during the three months ended March 31, 2013 for which we issued approximately 98,000 shares of additional common stock.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents non-cancelable contractual obligations arising from these arrangements as of March 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt	$1,735	$90	$193	$212	$1,240
Operating leases	13,142	1,973	3,633	2,976	4,560
Purchase obligations (1)	28,988	25,712	3,276	—	—

Total	$43,865	$27,775	$7,102	$3,188	$5,800

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to us and that specify all significant terms. Purchase obligations relate primarily to our DMD development program.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

See Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had cash and cash equivalents of $167.9 million and $187.7 million at March 31, 2013 and December 31, 2012, respectively. We do not enter into investments for trading or speculative purposes; our cash equivalents are invested in money market accounts. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to the short term nature of our cash and cash equivalents. A 0.1% decline in interest rates, occurring January 1, 2013 and sustained throughout the period ended March 31, 2013, would have been inconsequential. Future declines in interest rates, however, would reduce investment income, but are not likely to be a material source of income to us in the foreseeable future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including (1) our chief executive officer and (2) our chief financial officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer , as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, eteplirsen in DMD, AVI-7288 in Marburg and AVI-7100 in influenza are in active clinical development. AVI-7537 in Ebola was in active clinical development until August 2012, when we received a stop-work order from the DoD instructing us to cease all work and ordering of supplies in support of the development of this product candidate. On October 2, 2012, we received notice from the DoD that the program for the development of AVI-7537 was terminated for the convenience of the government due to funding constraints. The rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next several years will be devoted to development activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD, our infectious disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. With current resources, we may be restricted or delayed in our ability to develop these and other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including eteplirsen, depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval, including any accelerated approval by the FDA under Subpart H — Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses or any other designations that will expedite the review or approval process for any of our product candidates, based on an inability to adequately demonstrate the safety and effectiveness of our product candidates, failure to meet other regulatory requirements, lack of funding, changes in the regulatory landscape, manufacturing or other reasons. If we are unable to obtain regulatory approval for any of our product candidates it could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

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

To date we have been granted orphan status for two of our product candidates in DMD and for AVI-7537 for the treatment of Ebola virus and AVI-7288 for the treatment of Marburg virus. We are not guaranteed to receive orphan status for other product candidates in development or product candidates we may develop in the future. Even though we have received orphan status for some of our product candidates, we would not enjoy orphan drug exclusivity for such product candidates in the event that another company received approval of products with the same active ingredient for the same indication before we receive market approval. Further, application of the orphan drug regulations in the United States and Europe is uncertain and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates. If a competitor’s product receives orphan drug designation for an indication that we are targeting, and such product is approved for commercial sales before our product, regulators may interpret our product to be the same drug as the competing product and could prevent us from selling our product in the applicable territories for the competitor’s orphan exclusivity period. Furthermore, pediatric exclusivity only applies if the product has another form of exclusivity.

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

Further, the FDA and other foreign regulatory authorities have substantial discretion in the approval process, and the determination of when or whether regulatory approval, of any type, will be granted for any product candidate we develop. In this regard, even if we believe the data collected from clinical trials of our product candidates are promising and our chemistry, manufacturing and controls (CMC) and related manufacturing processes are satisfactory, the FDA or foreign authorities may disagree with our interpretations and determine such data is not sufficient to accept our application or support approval. Furthermore, regulatory agencies may approve a product candidate for fewer indications or for a more narrowly defined indication than requested or may grant approval subject to the performance of post-approval studies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols or other approval strategies to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards (IRBs) or the FDA for review, which may impact the costs, timing or successful completion of a clinical trial. Changes in our approval strategies may occur that require additional studies that were not originally planned. Other factors may also impact our ability to obtain approval of our product candidates, including, for example, the fact that dystrophin has never been utilized as a surrogate endpoint and a therapeutic commercial product utilizing our RNA-based technologies and the manufacturing techniques necessary to produce them at commercial scale have never been approved or validated by any regulatory authority. Due to these factors, among others, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

For example, we are pursuing FDA approval of eteplirsen, our lead product candidate, and recently reported results from a U.S.-based Phase IIb 12-patient clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. On April 15 we announced that the FDA provided us with feedback requesting additional information from the existing eteplirsen dataset to inform a decision on the acceptability of this dataset for an NDA filing under the accelerated approval regulatory pathway. This feedback was provided in meeting minutes from Sarepta’s End-of-Phase II meeting with the FDA’s Division of Neurology. Based on this feedback and information that may be provided to us in future meetings with the FDA, we will evaluate the most appropriate timing and path for pursuing regulatory review and approval of eteplirsen. Any decision will be further informed by a subsequent CMC meeting. There can be no assurance that, after our evaluation, we will decide to pursue or submit an NDA under Subpart H accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., breakthrough therapy designation), there can be no assurance that such submission or application will be accepted (e.g., refusal to file) or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other foreign authorities could also request additional information or meetings with us or require us to conduct further studies or CMC-related work (e.g., a complete response letter) prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for eteplirsen or any of our other product candidates would result in a longer time period for commercialization of such product candidate, could potentially increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Additionally, even if we receive regulatory approval for our product candidates, we will be subject to ongoing FDA obligations and oversight, including adverse event reporting requirements, marketing restrictions and, potentially, other post-marketing obligations such as confirmatory studies, all of which may result in significant expense and limit our ability to commercialize any such products. The FDA’s policies may also change and additional government regulations may be enacted that could further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States, or abroad. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties, we may not be permitted to market our products and our business could suffer.

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

For example, in 2012, we completed Study 201, a U.S.-based Phase IIb 12 person clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. Following completion of this study, we initiated Study 202, an ongoing open label extension study with the same participants from Study 201. These trials were initiated, in part, to further demonstrate efficacy and safety, including the production of dystrophin, and explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. While Studies 201 and 202 met their primary endpoints at weeks 24 and 48 respectively, we cannot assure you that data from these studies will be sufficient for regulatory approval or that Study 202 extension study results will continue to be positive through the remaining study period. If these data are not sufficient to demonstrate safety and efficacy to regulators, do not continue to demonstrate safety and efficacy through the remainder of Study 202, or are insufficient to identify a consistently effective dose, we expect we will need to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies which may be required. Regulatory authorities might require more extensive preclinical or clinical trials than anticipated. Such clinical trials might include additional open label “extension studies” for all participants, who have previously received eteplirsen, as well as other participants (e.g., non-ambulatory participants), additional placebo-controlled “pivotal” study or studies, or additional trials before conducting a pivotal trial or trials of the product candidate. Any additional studies required by regulatory authorities would increase our costs and delay commercialization of eteplirsen. Even if we conform to any guidance regulatory authorities provide it does not guarantee receipt of marketing approval, even if we believe our preclinical and clinical trials are successful.

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

We currently rely on certain third-party manufacturers and other third parties for production of our product candidates and our dependence on these manufacturers may impair the advancement of our research and development programs and the development of our product candidates.

We do not currently have the internal ability to manufacture our product candidates in the quantities that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our product candidates and the components of our drug substance. We also need to rely on manufacturers for the production of our product candidates to support our research and development programs. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling and labeling of vials and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce product candidates and their components, fill vials, and store sufficient quantities of our product candidates for research and development programs, clinical trials and potential commercial supply. For each of our eteplirsen, Marburg and other development programs, based on limited capacity for our specialized manufacturing needs we have had to enter into limited or, at times, sole-source agreements with multinational manufacturing firms for the production of the active pharmaceutical ingredients (APIs) for eteplirsen, Marburg and other therapeutics. There are a limited number of companies that can produce APIs in the quantities and with the quality and purity that we require. Establishing a relationship with alternative suppliers can be a lengthy process and might cause delays in our development efforts. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business.

Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain high quality standards, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in patient injury or death or product recalls. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. If our contract manufacturers or other third parties fail to deliver our product candidates for our research and development programs, clinical use or potential commercial supply on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials, research and development programs, commercial supply or otherwise discontinue development and production of our product candidates. In addition, we currently depend on certain third-party vendors, which in some cases may be sole sources, for the supply of raw materials used to produce our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with sufficient quantities of quality raw materials and we are unable to contract on acceptable terms for these raw materials with alternative suppliers, if any, our ability to have our product candidates manufactured in sufficient quantities for preclinical testing, clinical trials, and potential commercial use would be adversely affected.

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

Our contract manufacturers are required to produce our clinical product candidates under current good manufacturing practice (cGMP) conditions in order to meet acceptable standards for our clinical trials. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials may be affected. In addition, contract manufacturers may not perform their agreements with us or may discontinue their business before the time required by us to successfully produce and market our product candidates. We and our contract manufacturers are subject to periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our products, cause us to lose revenue, or cause our products to be recalled or withdrawn.

We may not be able to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing resulting approved drug products, if any.

To date, our product candidates have been manufactured in small quantities for preclinical studies and early stage clinical trials. As we prepare for later stage clinical trials in eteplirsen and potential commercialization, we are working in the first half of 2013 to increase the scale of production of our drug product and planning for mid-scale production by the end of 2013. In 2013, we will also evaluate whether to increase API production capacity to a commercial scale which will depend in significant part on feedback from the FDA and our expectations regarding if and when we would commence a pivotal trial for eteplirsen and any subsequent commercialization. In order to conduct larger or late-stage scale clinical trials for a product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our product candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our product candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed or there may be a shortage in supply, which could significantly harm our business.

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

We rely on U.S. government contracts to support certain research and development programs and for substantially all of our revenue. If the U.S. government fails to fund such programs on a timely basis or at all, or such contracts are terminated, the results of our operations would be materially and adversely affected.

We rely on U.S. government contracts and awards to fund and support certain development programs, including the Marburg program which accounts for substantially all of our current revenue. The funding of U.S. government programs is subject to Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years, as is the case with our DoD contract for the development of our Marburg product candidate. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contracts may be terminated or adjusted by the government, which could have a negative impact on our future revenue under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such a period, or until the regular appropriation bills are passed, delays can occur in government procurement due to lack of funding and such delays can affect our operations during the period of delay. Currently the DOD is operating under such a continuing resolution for fiscal year 2013. Additionally, on March 1, 2013, a sequestration went into effect which implements across-the-board cuts to government agencies, totaling $1.2 trillion over 10 years. These cuts are to be split 50-50 between domestic and defense discretionary spending. The DoD must make $47 billion in cuts before September 30, 2013. These cuts could have widespread ramifications including on the DoD’s procurement and research and development programs. Sequestration may result in a reduction of funds available for new procurements, but also existing contracts may also be reduced in scope, terminated, or partially terminated. The 2004 Project BioShield Act which created the Special Reserve Fund for use by the Department of Health and Human Services (DHHS) to purchase countermeasures over 10 years mitigates the uncertainty of the annual appropriations process and sequestration, but the $5.6 billion advanced appropriation is rapidly depleting and will expire at the end of fiscal year 2013. Thus, the viability of the DHHS and its agencies as a continuing partner and potential customer hinges in part on Congress taking action to replenish the Special Reserve Fund.

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

The termination of one or more of these government contracts, whether due to lack of funding, for convenience, for our failure to perform, or otherwise, or the occurrence of delays or product failures in connection with one or more of these contracts, could negatively impact our financial condition. For example, on October 2, 2012, we received notice from the DoD that the program for the development of our Ebola product candidate was terminated for the convenience of the government due to funding constraints. We had previously received a stop-work order for the Ebola program which was in effect from August 2, 2012 through the termination on October 2, 2012. If the government terminates or reduces the Marburg development program or contract, our business could be materially and adversely affected. Furthermore, we can give no assurance that we would be able to procure new U.S. government contracts to offset the revenue lost as a result of termination of any of our existing contracts. Even if our Marburg contract is not terminated and is completed, there is no assurance that we will receive future government contracts.

Even if we successfully complete development of our Marburg and influenza product candidates, the major, if not only, potential purchaser is the U.S. government. The lack of a commercial market makes us reliant upon the U.S. government to determine and communicate the market for biodefense countermeasures and government purchasing is subject to evolving threat assessments and shifting political priorities, which exacerbate market uncertainties. Within the DoD, the war fighter has evolving requirements specifically related to route of administration and time to treat. Until future studies are completed, it is unclear whether our product candidates will successfully meet these requirements. If it does not, the DoD may choose to terminate the contract. With respect to the civilian sector, Marburg and influenza viruses are among the top chemical, biological, radiological and nuclear threats to national security, yet the DHHS has not defined the civilian requirements, making the broader demand for our product candidates uncertain.

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

Our contracts with the DoD are subject to periodic review and investigation. If such a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts.

In addition, U.S. government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed. We have recorded contract revenues for the periods presented in this report based upon costs we expect to realize upon final audit; however, we do not know the outcome of any future audits and adjustments and, if future audit adjustments exceed our estimates, our results of operations could be adversely affected. Additionally, we may be required to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third party contractors in order to satisfy our contractual obligations pursuant to our agreements with the DoD. Any such agreement also has to be compliant with the terms of our government grants. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our grants, may result in violations of our contracts with the DoD.

Clinical trials for our product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain.

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010, which were published in The Lancet in July 2011. We have also completed a U.S.-based Phase IIb placebo controlled trial in eteplirsen and announced results in April 2012. Following completion of this study, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial and announced 48-week results on October 3, 2012, 62-week results on December 7, 2012 and 74-week result on April 5, 2013. We expect to commence additional trials of eteplirsen and other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time, and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.

We depend on medical institutions and clinical research organizations (CROs), to conduct our clinical trials in compliance with Good Clinical Practice (GCP) and to the extent they fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we have in the past conducted clinical trials in foreign countries and may do so again in the future, which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs (e.g., DMD and Marburg infection) there are currently no approved drugs to compare against and an agreement about how to measure efficacy has yet to be reached with the FDA and then demonstrated.

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

•

our inability to recruit and enroll individuals or clinical trial sites to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications; or

•

our inability to retain participants who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are unable to be contracted for further follow-up.

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to therapies even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by an independent data and safety monitoring board (DSMB) and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

The Animal Rule is a seldom-used approach to seeking approval of a new drug and our infectious disease program may not meet the requirements for this path to regulatory approval.

Clinical trials cannot be used to assess the efficacy of most biodefense countermeasures against rare and lethal pathogens due to ethical considerations and the relative infrequency of naturally occurring cases. In the United States, we plan to develop the therapeutic product candidate to treat Marburg virus using the Animal Rule regulatory mechanism. Pursuant to the Animal Rule, the sponsor of a drug product must demonstrate efficacy in animal models and safety in humans. There is no guarantee that the FDA will agree to this approach to the development of our infectious disease product candidate, considering that no validated animal model has been established as predicting human outcomes in the prevention or treatment of any filovirus disease. Animal models represent, at best, a rough approximation of efficacy in humans, and, as such, countermeasures developed using animal models will be untested until their use in humans during an emergency. We have yet to demonstrate the predictive value of our animal studies to the FDA’s satisfaction. If we fail to do so, we will have to demonstrate efficacy of AVI-7288 through adequate well-controlled trials in humans in order to obtain regulatory approval of this product in the United States, which, if possible, will greatly add to the time and expense required to commercialize this product. Furthermore, the Animal Rule mechanism has been used only rarely and questions remain regarding the FDA’s interpretation and implementation. Only one novel product has been approved using the Animal Rule. It has thus far been used to extend the indicated use of three previously approved products which had considerable prior human experience. We do not have any experience successfully navigating this approach to drug approval. Even if the Animal Rule represents a viable approach to seeking approval of AVI-7288, it may present challenges for gaining final regulatory approval for this product candidate, including an extended timeline to approval and less predictable study requirements. In addition, the FDA would require post-marketing human efficacy studies if the countermeasure is used in humans, which would most likely be in the aftermath of a bioterrorist attack. The ability to reliably perform efficacy clinical trials in the midst of a national crisis is uncertain.

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

We had an operating loss of $15.4 million for the three months ended March 31, 2013 and incurred an operating loss of $29.7 million for the year ended December 31, 2012. As of March 31, 2013, our accumulated deficit was $473.3 million and substantially all of our revenues to date have been derived from research and development contracts with the DoD. We have not yet generated any material revenue from product sales and have incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure and acquired in-process research and development resulting from two acquisitions. We anticipate that our expenses will increase substantially if and as we:

•	continue our research, preclinical and clinical development of our product candidates;

•	acquire or in-license other product candidates;

•	initiate additional clinical trials for our product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	increase manufacturing capabilities;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Our ability to achieve and maintain profitability depends on our ability to raise additional capital, partner one or more programs, complete development of our product candidates, obtain regulatory approvals and market our approved products, if any. It is uncertain when, if ever, we will become profitable and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will likely need additional funds to conduct our planned research and development efforts. If we fail to attract significant capital or fail to enter into strategic relationships, we may be unable to continue to develop our product candidates.

We will likely require additional capital from time to time in the future in order to continue the development of product candidates in our pipeline and to expand our product portfolio. The actual amount of funds that we may need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our preclinical and clinical testing, costs and timing relating to securing regulatory approvals and obtaining new patent rights, regulatory changes, competitive and technological developments in the market and future commercialization expenses related to any product sales, marketing, manufacturing and distribution. An unforeseen change in these factors, or others, might increase our need for additional capital.

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

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing shareholders. To the extent we issue additional equity securities or convertible securities, our existing shareholders could experience substantial dilution in their economic and voting rights. For example, in 2012, we sold approximately 6.9 million shares of our common stock in connection with our September 2012 ATM equity offering program and December 2012 public financing. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Further, we may also enter into relationships with pharmaceutical or biotechnology companies to perform research and development with respect to our RNA-based technologies, research programs or to conduct clinical trials and to market our product candidates. Other than pre-clinical collaborations with academic/research institutions and government entities for the development of additional exon-skipping product candidates for the treatment of DMD and a product candidate for the treatment of influenza, we currently do not have a strategic relationship with a third party to perform research or development using our RNA-based technologies or assist us in funding the continued development and commercialization of any of our programs or product candidates other than that with the U.S. government. Such relationships may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Our RNA-based platforms, utilizing proprietary PMO-based technology, have not been incorporated into a therapeutic commercial product and are still at a relatively early stage of development. This technology is used in all of our product candidates, including eteplirsen. We are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we have conducted Phase I clinical trials for AVI-6003 (we are now pursuing development of AVI-7288, one of the two component oligomers in AVI-6003) and AVI-7100 and conducted a Phase IIb clinical trial in eteplirsen, additional preclinical studies may be required for these product candidates and before other product candidates enter human clinical trials. In addition, preclinical models to study participant toxicity and activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in utilizing our PMO-based technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

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

Our success, competitive position, and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our product candidates, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights, and to operate without infringing on the proprietary rights of third parties.

We currently hold various issued patents and exclusive rights to issued patents and own and have licenses to various patent applications, in each case in the United States as well as rights under European patents and patent applications. We anticipate filing additional patent applications both in the United States and in other countries. The patent process, however, is subject to numerous risks and uncertainties, and we can provide no assurance that we will be successful in obtaining and defending patents or in avoiding infringement of the rights of others. The risks we face on the intellectual property front include the following:

•	our patent rights might be challenged, invalidated, or circumvented, or otherwise might not provide any competitive advantage;

•	as a matter of public policy, there might be significant pressure on governmental bodies to limit the scope of patent protection for disease treatments that prove successful; and

•	jurisdictions other than the U.S. might have less restrictive patent laws than the U.S., giving foreign competitors the ability to exploit these laws to create, develop, and market competing products.

In addition, the USPTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Our business prospects will be impaired if third parties successfully assert that our product candidates or technologies infringe proprietary rights of such third parties.

Our competitors may make significant investments in competing technologies, might have or obtain patents that limit, interfere with, or eliminate our ability to make, use, and sell our product candidates in important commercial markets.

If our product candidates or technologies infringe enforceable, proprietary rights of others, we could incur substantial costs and may have to:

•	obtain rights or licenses from others, which might not be available on commercially reasonable terms or at all;

•	abandon development of an infringing product candidate;

•	redesign products candidates or processes to avoid infringement;

•	pay damages; and/or

•	defend litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of financial and management resources.

Any of these events could substantially harm our potential earnings, financial condition, and operations. Prosensa, which is developing competitive pipeline products, has rights to patent claims that, absent a license, may preclude us from commercializing eteplirsen in several jurisdictions. Prosensa has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office, and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of our drug eteplirsen in the European Union would infringe on such patent. We are also aware of certain patent claims that Prosensa has rights to, and others that it is pursuing, in other jurisdictions, including Japan and the United States, that may provide the basis for Prosensa or other parties that have rights to these claims to assert that commercialization of our drug eteplirsen in such other jurisdictions would infringe on such claims.

The DMD patent landscape is continually evolving and multiple parties, both commercial entities and academic institutions, may have rights to claims or may be pursuing additional claims that could provide these parties a basis to assert that our product candidates infringe on the intellectual property rights of those parties. Similarly, we may be able to assert that certain activities engaged in by these parties infringe on our current or future patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. We also cannot be certain that other third parties will not assert patent infringement in the future with respect to any of our development program.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, competes directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Isis Pharmaceuticals and Santaris share a focus on RNA-based drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include Prosensa and GSK and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs.

Clinical trials evaluating the systemic administration of the Prosensa/GSK lead DMD drug candidate are currently ongoing, including a placebo-controlled global Phase III clinical trial. Two placebo-controlled Phase II clinical trials, one based in the United States and one based outside the United States have now concluded. The Prosensa/GSK drug candidate may, or may not, prove to be safer or more efficacious than our product candidate and it could gain marketing approval before our product candidate. This might affect our ability to successfully complete a clinical development program or market eteplirsen once approved. This competition may also extend to other exon-skipping drugs for DMD limiting our ability to gain market share.

Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significantly greater resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

•	develop safer or more effective products;

•	implement more effective approaches to sales and marketing;

•	develop less costly products;

•	obtain regulatory approval more quickly;

•	have access to more manufacturing capacity;

•	develop products that are more convenient and easier to administer;

•	form more advantageous strategic alliances; or

•	establish superior intellectual property positions.

We may be subject to clinical trial claims and our insurance may not be adequate to cover damages.

We currently have no products that have been approved for commercial sale; however, the current and future use of our product candidates by us and our collaborators in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our collaborators or others selling such products. Regardless of merit or eventual outcome, we may experience financial losses in the future due to such product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

The market prices for, and trading volumes of, securities of biotechnology companies, including our securities, have been historically volatile. For example, during 2012, our stock has traded from a low of $3.30 per share to a high of $45.00 per share. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	our ability to obtain and any decision to pursue Subpart — H accelerated approval for eteplirsen;

•	positive or negative results of testing and clinical trials by ourselves, strategic partners, or competitors;

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

Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be very pronounced such as in the case of our warrant offerings in January and August 2009 of which 3.1 million remain outstanding and exercisable as of March 31, 2013. Each of these warrants is classified as a derivative liability and accordingly, the fair value of the warrants is recorded on our condensed consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our condensed consolidated statement of operations. For example, for the three months ended March 31, 2013, the impact of the change in fair value of these warrants resulted in a $26.9 million charge to our Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. The fair value of the warrants is determined using the Black-Scholes-Merton option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes-Merton model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. Additionally, our quarterly operating results may fluctuate due to the variable nature of our revenue and research and development expenses. Specifically, a change in the timing of activities performed in support of our U.S. government research contracts could either accelerate or defer anticipated revenue from period to period. Likewise, our research and development expenses may experience fluctuations as a result of the timing of activities performed in support of our U.S. government research contracts and the timing and magnitude of expenditures incurred in support of our DMD and other proprietary drug development programs. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards and warrants, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards, and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of March 31, 2013, there were 31.9 million shares of common stock outstanding, outstanding awards to purchase 2.9 million shares of common stock under various incentive stock plans and outstanding warrants to purchase up to 3.1 million shares of common stock. Additionally, as of March 31, 2013, there were 0.9 million shares of common stock available for future issuance under our 2011 Equity Incentive Plan. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2011 Equity Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or options may have a dilutive impact on other shareholders and could have a material negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On May 9, 2013, in connection with the retention of Michael A. Jacobsen, Vice President, Finance, who is not relocating to our new headquarters in Cambridge, Massachusetts, but is working for the company in the interim to help maintain business continuity during the transition of our new principal executive offices, we entered into a Retention and Severance Benefits Letter Agreement with Mr. Jacobsen (the “Jacobsen Agreement”).

As previously disclosed, on August 23, 2012, Mr. Jacobsen was awarded 7,500 restricted stock units under the company’s 2011 Equity Incentive Plan. Pursuant to the terms of the Jacobsen Agreement, provided that Mr. Jacobsen does not resign, for any reason whatsoever, from his employment with the company on or before May 31, 2013, then the company will terminate Mr. Jacobsen’s employment effective May 31, 2013 (a “Qualifying Termination”) and 100% of the then-unvested restricted stock units will become fully vested on May 31, 2013.

Additionally, as previously disclosed, on April 24, 2012, Mr. Jacobsen was awarded an option to purchase 3,702 shares of the company’s common stock under the company’s 2011 Equity Incentive Plan. Pursuant to the terms of the Jacobsen Agreement, 100% of the then-unvested shares subject to this option will become fully vested if Mr. Jacobsen undergoes a Qualifying Termination.

Also pursuant to the terms of the Jacobsen Agreement, if Mr. Jacobsen undergoes a Qualifying Termination, he will receive: (i) subject to Mr. Jacobsen’s delivery and failure to revoke a general release of claims against the company, $78,554.66, which amount is approximately equivalent to eight weeks of Mr. Jacobsen’s base salary and a pro-rated 2013 bonus at 100% of target, and (ii) if Mr. Jacobsen elects continuation coverage under COBRA, payment or reimbursement of Mr. Jacobsen’s COBRA healthcare premiums for the one-month period following the Qualifying Termination.

The foregoing description of the terms of the Jacobsen Agreement does not purport to be a complete description and is qualified in its entirety by reference to the Jacobsen Agreement that is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1**	Amended and Restated Exclusive License Agreement dated April 10, 2013 by and among Sarepta Therapeutics, Inc., Sarepta International CV and the University of Western Australia.					X

10.2†	Amended and Restated Executive Employment Agreement dated April 19, 2013 by and between the Company and Christopher Garabedian.					X

10.3†	Retention and Severance Benefits Letter Agreement dated May 9, 2013 by and between the Company and Michael A. Jacobsen.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document.	X

101.SCH*	XBRL Taxonomy Extension Schema Document.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
**	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAREPTA THERAPEUTICS, INC.

Date: May 9, 2013	By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian
President and Chief Executive Officer

Date: May 9, 2013	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1**	Amended and Restated Exclusive License Agreement dated April 10, 2013 by and among Sarepta Therapeutics, Inc., Sarepta International CV and the University of Western Australia.					X

10.2†	Amended and Restated Executive Employment Agreement dated April 19, 2013 by and between the Company and Christopher Garabedian.					X

10.3†	Retention and Severance Benefits Letter Agreement dated May 9, 2013 by and between the Company and Michael A. Jacobsen.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
**	Confidential treatment has been requested for portions of this exhibit.