Form 10-Q
period 2013-06-30
Sarepta Therapeutics, Inc.
filed 2013-08-08
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-14895

SAREPTA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0797222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 First Street Suite 7, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	33,527,880
(Class)	(Outstanding as of July 31, 2013)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

INDEX

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets — June 30, 2013 and December 31, 2012	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — Three Months Ended and Six Months Ended June 30, 2013 and 2012 and from July 22, 1980 (Inception) through June 30, 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2013 and 2012 and from July 22, 1980 (Inception) through June 30, 2013	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		41
Exhibits		42

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$156,185	$187,661
Accounts receivable	3,788	4,713
Restricted investments	7,250	—
Other current assets	5,683	1,534

Total current assets	172,906	193,908
Restricted investments	557	—
Property and equipment, net of accumulated depreciation and amortization of $17,173 and $16,708	3,359	3,397
Patent Costs, net of accumulated amortization of $1,439 and $2,626	5,186	4,913
Other assets	1,625	2,775

Total assets	$183,633	$204,993

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,727	$7,532
Accrued employee compensation	1,986	2,741
Long-term debt, current portion	90	89
Warrant liability	79,116	65,193
Deferred revenue	4,499	3,304
Other current liabilities	15	27

Total current liabilities	92,433	78,886
Long-term debt, non-current portion	1,622	1,668
Other long-term liabilities	757	760

Total liabilities	94,812	81,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; 32,433,083 and 31,703,817 issued and outstanding	3	3
Additional paid-in capital	581,204	554,927
Deficit accumulated during the development stage	(492,386)	(431,251)

Total stockholders’ equity	88,821	123,679

Total liabilities and stockholders’ equity	$183,633	$204,993

See accompanying notes to condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,		July 22, 1980 (Inception) through June 30, 2013
	2013	2012	2013	2012
Revenues from license fees, grants and research contracts	$2,951	$11,207	$7,425	$22,419	$180,973

Operating expenses:
Research and development	12,984	13,849	26,746	28,654	412,414
General and administrative	7,054	2,915	13,181	6,196	132,268
Acquired in-process research and development	—	—	—	—	29,461

Operating loss	(17,087)	(5,557)	(32,502)	(12,431)	(393,170)

Other (loss) income:
Interest income and other, net	(19)	107	218	203	9,741
(Loss) income on change in warrant valuation	(1,945)	13,488	(28,851)	2,562	(95,819)
Realized gain on sale of short-term securities — available-for-sale	—	—	—	—	3,863
Write-down of short-term securities — available-for-sale	—	—	—	—	(17,001)

	(1,964)	13,595	(28,633)	(2,765)	(99,216)

Net (loss) income	$(19,051)	$8,038	$(61,135)	$(9,666)	$(492,386)

Other comprehensive (loss) income:
Write-down of short-term securities — available-for-sale	—	—	—	—	17,001
Realized gain on sale of short-term securities — available-for-sale	—	—	—	—	(3,863)
Unrealized loss on short-term securities — available-for-sale	—	—	—	—	(13,138)

	—	—	—	—	—

Comprehensive (loss) income	$(19,051)	$8,038	$(61,135)	$(9,666)	$(492,386)

Net (loss) income per share — basic	$(0.60)	$0.36	$(1.92)	$(0.43)

Net (loss) income per share — diluted	$(0.60)	$0.35	$(1.92)	$(0.43)

Weighted average number of common shares outstanding for computing basic (loss) income per share	31,984	22,624	31,899	22,624

Weighted average number of common shares outstanding for computing diluted (loss) income per share	31,984	22,658	31,899	22,624

See accompanying notes to condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,		For the Period July 22, 1980 (Inception) through June 30, 2013
	2013	2012
Cash flows from operating activities:
Net loss	$(61,135)	$(9,666)	$(492,386)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	711	715	22,681
Loss on disposal of property and equipment	334	123	2,970
Realized gain on sale of short-term securities — available-for-sale	—	—	(3,863)
Write-down of short-term securities — available-for-sale	—	—	17,001
Impairment charge on real estate owned	—	—	1,445
Stock-based compensation	3,989	1,148	36,062
Acquired in-process research and development	—	—	29,461
Increase (decrease) on warrant liability	28,851	(2,562)	95,819
Net (increase) decrease in accounts receivable, other current assets and other assets	549	(3,537)	(8,212)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	(294)	(952)	12,119

Net cash used in operating activities	(26,995)	(14,731)	(286,903)
Cash flows from investing activities:
Purchase of restricted investments	(7,807)	—	(7,807)
Purchase of property and equipment	(435)	(143)	(20,422)
Patent costs	(931)	(498)	(11,460)
Purchase of marketable securities	—	—	(112,993)
Sale of marketable securities	—	—	117,724
Acquisition costs	—	—	(2,389)

Net cash used in investing activities	(9,173)	(641)	(37,347)
Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	4,915	1	481,474
Repayments of long-term debt	(45)	(42)	(475)
Other financing activities, net	(178)	—	(654)

Net cash provided by (used in) financing activities	4,692	(41)	480,435

Increase (decrease) in cash and cash equivalents	(31,476)	(15,413)	156,185
Cash and cash equivalents:
Beginning of period	187,661	39,904	—

End of period	$156,185	$24,491	$156,185

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$102	$43	$677
Supplemental schedule of noncash investing activities and financing activities:
Short-term securities — available-for-sale received in connection with the private offering	$—	$—	$17,897
Issuance of common stock and warrants in satisfaction of liabilities	$14,928	$—	$47,762
Receivable for warrants exercised	$2,624	$—	$2,624
Issuance of common stock for building purchase	$—	$—	$750
Assumption of long-term debt for building purchase	$—	$—	$2,200
Issuance of common stock to acquire assets	$—	$—	$8,075
Assumption of liabilities to acquire assets	$—	$—	$2,124

See accompanying notes to condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Business

Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries (“Sarepta” or the “Company”) is a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying the Company’s proprietary platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. The Company is focused on advancing the development of its Duchenne muscular dystrophy drug candidates, including its lead product candidate, eteplirsen, for which the Company is currently conducting an ongoing open label extension study following completion of its initial Phase IIb clinical trials. The Company is also focused on developing therapeutics for the treatment of infectious diseases, including its lead infectious disease program aimed at the development of a drug candidate for the Marburg hemorrhagic fever virus for which the Company has historically received significant financial support from U.S. government research contracts.

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

Since its inception in 1980, the Company has incurred losses of $492.4 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and losses on change in warrant valuation partially offset by revenue generated from research contracts with and grants primarily from the U.S. Department of Defense (DoD). As of June 30, 2013, the Company has completed all of its contracts with the DoD except for the July 2010 contract and the August 2012 contract for the development of therapeutics against the Marburg virus. The current period of performance for the August 2012 contract is scheduled to conclude in the second half of 2013 subject to additional extensions that may be agreed upon by the Company and the DoD. In November 2012, the Company also entered into an agreement with the European Commission (EC) Health Innovation for development and study related activities for a Duchenne muscular dystrophy (DMD) therapeutic for which minimal revenues have been earned to date. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenue from product sales, the Company is likely to continue to incur operating losses in the near term.

As of June 30, 2013, we had $164.0 million of cash equivalents and invested cash, comprised of $156.2 million of cash and cash equivalents and $7.8 million of restricted investments, which the Company believes, taking into consideration our current stock price and outstanding warrants, is sufficient to fund our current operational plan for the next twelve months. Should the Company’s funding from the DoD cease or be delayed, the Company would likely curtail certain of its infectious disease research and development efforts unless additional funding was obtained. The Company is also likely to pursue additional cash resources through public or private financings, including the $37.9 million raised in our at the market offering described in note 6, seeking additional government contracts, and from establishing collaborations or licensing its technology to other companies.

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

Commitments and Contingencies

The Company is not a party to any material legal proceedings with respect to itself, its subsidiaries, or any of its material properties as of June 30, 2013. In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, and effects from the use of therapeutics utilizing its technology, professional services or others. It is impossible to predict whether any resulting liability would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the Company issued two letters of credit totaling $7.3 million to a contract manufacturing vendor in connection with certain manufacturing agreements. To meet the requirement of the letters of credit, the Company purchased $7.3 million in certificates of deposit with April 2014 maturity dates in February 2013. The Company has recorded this $7.3 million as restricted investments in the condensed consolidated balance sheet as of June 30, 2013.

In April 2013, the Company and the University of Western Australia (UWA) entered into an agreement under which an existing exclusive license agreement between the Company and UWA was amended and restated. Under the terms of this agreement, UWA granted the Company an exclusive license to certain UWA intellectual property rights in exchange for up to $7.1 million in upfront and development milestone payments. During the three and six months ended June 30, 2013, the Company recognized $1.0 million relating to certain upfront payments required under the agreement within research and development in the condensed consolidated statement of operations.

In June 2013, the Company entered into a lease agreement for its Cambridge location. The agreement calls for a security deposit in the form of a letter of credit totaling $0.6 million. The Company purchased a certificate of deposit to meet the requirement. The initial term of the lease agreement is for seven years with an average base rent of approximately $2.4 million per year.

2. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares and dilutive common stock equivalent shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net (loss) income	$(19,051)	$8,038	$(61,135)	$(9,666)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	31,984	22,624	31,899	22,624
Dilutive effect of outstanding warrants and stock awards after application of the treasury stock method*	—	34	—	—

Weighted-average number of common shares outstanding for computing diluted earnings per share	31,984	22,658	31,899	22,624

Net (loss) income per share — basic	$(0.60)	$0.36	$(1.92)	$(0.43)

Net (loss) income per share — diluted	$(0.60)	$0.35	$(1.92)	$(0.43)

*	Warrants, stock options, restricted stock units (RSUs) and stock appreciation rights (SARs) to purchase approximately 6,788,000 and 6,949,000 shares of common stock were excluded from the net loss per share calculation for the three months ended June 30, 2013 and 2012, respectively, as their effect would have been anti-dilutive. Additionally, warrants, stock options, RSUs and SARs to purchase approximately 6,788,000 and 6,992,000 shares of common stock were excluded from the net loss per share calculation for the six months ended June 30, 2013 and 2012, respectively, as their effect would have been anti-dilutive.

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

•	Level 3 — valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Restricted investments, current	$7,250	$7,250	$—	$—
Restricted investments, noncurrent	557	557

Total assets	$7,807	$7,807	$—	$—

Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
(in thousands)
Restricted investments	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

	Fair Value Measurement as of June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants*	$79,116	$—	$—	$79,116

Total liabilities	$79,116	$—	$—	$79,116

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants*	$65,193	$—	$—	$65,193

Total liabilities	$65,193	$—	$—	$65,193

*	See Note 5 for additional information related to the determination of fair value of warrants and a reconciliation of changes in fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments and carrying amounts reported for long-term debt approximate fair value based on market activity for other debt instruments with similar characteristics and comparable risk.

4. ACCOUNTS RECEIVABLE

Accounts receivable are generally stated at invoiced amount and do not bear interest. Because the accounts receivable are primarily from the DoD and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The accounts receivable balance included $3.1 million and $3.2 million of DoD receivables that were unbilled at June 30, 2013 and December 31, 2012, respectively.

5. WARRANTS

The Company has periodically issued warrants in connection with certain common stock offerings. The warrants issued in January and August 2009 are classified as liabilities as opposed to equity because their settlement terms require settlement in registered shares, which is outside of the Company’s control. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. All other warrants issued by the Company were recorded as additional paid-in-capital and no further adjustments are made.

The outstanding warrants classified as liabilities are recorded at fair value on the condensed consolidated balance sheet and are adjusted to fair value at each financial reporting period, with changes in the fair value being recorded as “(Loss) income on change in warrant valuation” in the condensed consolidated statement of operations and comprehensive income (loss). The fair value is determined using the Black-Scholes-Merton option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The following reflects the weighted-average assumptions for each of the periods indicated:

	June 30, 2013	December 31, 2012
Risk-free interest rate	0.2%	0.2%-0.3%
Expected dividend yield	0%	0%
Expected lives	0.6-1.2 years	1.1-1.6 years
Expected volatility (1)	74.0%-91.6%	139.2%-164.1%
Shares underlying warrants classified as liabilities	2,628,923	3,127,678
Market value of stock at beginning of year	$25.80	$4.50
Market value of stock at end of period	$38.04	$25.80

(1)	For the three and six months ended June 30, 2013, expected volatility has been estimated using a blend of calculated volatility of the Company’s common stock over a historical period and implied volatility in exchange-traded options associated with the Company’s common stock. Prior to January 1, 2013, expected volatility has been estimated using calculated volatility of the Company’s common stock over a historical period commensurate with the expected term of the option.

A reconciliation of the change in value of the Company’s warrants recorded as liabilities for the three and six months ended June 30, 2013 is as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)	(in thousands)
Balance at beginning of period	$91,077	$65,193
Increase in value of warrants	1,945	28,851

Reclassification to stockholders’ equity upon exercise of warrants	(13,906)	(14,928)

Balance at end of period	$79,116	$79,116

For the six months ended June 30, 2013, 498,695 warrants were exercised at a weighted average exercise price of $8.89, generating proceeds of $4.4 million of which $2.6 million were received in July 2013 and are included in other current assets in the condensed consolidated balance sheet at June 30, 2013. For the six months ended June 30, 2012, no warrants were exercised.

The following table summarizes the outstanding warrants at June 30, 2013.

Issue Date	Exercise Price	Outstanding Warrants at June 30, 2013	Expiration Date	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
1/30/2009	$6.96	1,604,049	7/30/2014	1.1	1,604,049
1/30/2009	$8.70	356	1/30/2014	0.6	356
8/25/2009	$10.68	1,024,518	8/31/2014	1.2	1,024,518

		2,628,923			2,628,923

6. EQUITY FINANCING

In January 2013, the Company sold approximately 87,000 shares of common stock through its At-The-Market (ATM) offering that originally commenced in September 2012 (the 2012 ATM). The sales in January 2013 generated $2.1 million in net proceeds and fully exhausted the sales of stock available under the 2012 ATM sales agreement.

Subsequent to the period ended June 30, 2013, on July 3, 2013, the Company entered into a second ATM offering (the 2013 ATM) allowing the Company to sell, at its option, up to an aggregate of $125 million of shares of common stock at market prices. Through August 7, 2013, the Company has sold approximately 1,000,000 shares generating $37.9 million in proceeds under the 2013 ATM.

7. CONTRACT REVENUE

The Company recognizes revenue from U.S. and E.U. government research contracts during the period in which the related expenditures are incurred and presents revenue and related expenses gross in the condensed consolidated financial statements. In the periods presented, substantially all of the revenue generated by the Company was derived from government research contracts.

The following table sets forth the revenue for each of the Company’s contracts with the U.S. and E.U. governments and other revenue for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
July 2010 Contract (Ebola and Marburg IV)	$2,076	$11,171	$4,690	$22,334
August 2012 Contract (Intramuscular)	439	—	2,245	—
November 2012 SKIP-NMD Agreement (DMD)	9	—	63	—
Other Agreements	427	36	427	85

Total	$2,951	$11,207	$7,425	$22,419

U.S. Government Contracts

As of June 30, 2013, the Company had completed all of its contracts with the DoD except for the Marburg portion of the July 2010 contract for the development of therapeutics against Ebola and Marburg viruses and the August 2012 contract for intramuscular (IM) administration of AVI-7288, the Company’s candidate against the Marburg virus.

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

August 2012 Contract (Intramuscular administration)

On August 29, 2012, the Company was awarded a contract from the DoD, which is also managed by the JPM-TMT. The contract was awarded for approximately $3.9 million to evaluate the feasibility of an IM route of administration using AVI-7288, the Company’s candidate for treatment of Marburg virus. The current period of performance of this contract is scheduled to conclude in the second half of 2013 subject to additional extensions that may be agreed upon by the Company and DoD.

Other Agreements

For the three month period ended June 30, 2013, Other Agreements includes $0.4 million in additional revenue from a former US government contract the Company related to H1N1 influenza.

European Union Agreement

In November 2012, the Company entered into an agreement for a collaborative research project partially funded by the EC Health Innovation. The agreement provides for reimbursement of costs of approximately $2.5 million for research in certain development and study related activities for a DMD therapeutic and is expected to last approximately three years.

During the six months ended June 30, 2013, the Company received $1.3 million in advance payments and recognized $64,000 of these payments as revenue. Deferred revenue related to the agreement as of June 30, 2013 was $1.2 million. The remaining balance of deferred revenue relates to the Company’s sponsored research agreement with Charley’s Fund.

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

In June 2013, the Company’s stockholders approved an additional 3.6 million shares available for grants under the Amended and Restated 2011 Equity Incentive Plan (the 2011 Plan) and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP) with 250,000 shares available to be issued. As of June 30, 2013, 3,199,747 shares of common stock remain available for future grant under the 2011 Plan and 250,000 shares are available to be issued under the ESPP.

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

In June 2013, the Company granted 969,500 of time-based stock options that vest in the manner described above and 459,500 stock options with performance-based vesting criteria. The performance criteria is based upon the achievement of certain clinical and regulatory milestones. As of June 30, 2013, the achievement of these performance criteria is not probable and accordingly the Company has not recognized any expense related to these options.

A summary of the Company’s stock option activity with respect to the six months ended June 30, 2013 follows:

Stock Options	Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,522,522	$11.76
Granted	1,754,170	34.10
Exercised	(119,547)	8.35
Canceled	(180,956)	9.60

Outstanding at June 30, 2013	3,976,189	$21.82	8.91	$64,737,000

Vested at June 30, 2013 and expected to vest	3,639,329	$21.27	8.84	$61,269,000

Exercisable at June 30, 2013	714,247	$11.81	6.82	$18,963,000

The weighted-average fair value per share of stock-based awards granted to employees during the three months ended June 30, 2013 and 2012 was $23.20 and $3.53, respectively, and during the six months ended June 30, 2013 and 2012 was $22.50 and $4.56, respectively. During the six months ended June 30, 2013, the total intrinsic value of stock options exercised was $3.0 million. During the six months ended June 30, 2013 and 2012, the total grant date fair value of stock options that vested was $0.6 million and $2.7 million, respectively.

The fair values of stock options granted during the period presented were measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

	Three and Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.7% - 1.4%	0.8% - 1.1%
Expected dividend yield	0%	0%
Expected lives	5.0 years	5.3 years
Expected volatility	80.0% - 84.1. %	79.7% - 82.5%

(1)	For the three and six months ended June 30, 2013, expected volatility has been estimated using a blend of calculated volatility of the Company’s common stock over a historical period and implied volatility in exchange-traded options associated with the Company’s common stock. Prior to January 1, 2013, expected volatility has been estimated using calculated volatility of the Company’s common stock over a historical period commensurate with the expected term of the option.

Restricted Stock Awards

In June 2013, the Company granted 6,000 shares of restricted stock awards to members of its board of directors. These shares vest on the first anniversary of the grant and have a grant date fair value of $34.92 per share. The weighted-average grant-date fair value of restricted stock awards is based on the market price of the Company’s common stock on the date of grant. The following table sets forth restricted stock activity for the period shown:

	Six Months Ended June 30, 2013
	Shares	Weighted Average Grant Date Fair Value per Share
Restricted Stock Awards, beginning of period	4,998	$10.08
Granted	6,000	34.92
Vested	—	—
Canceled	—	—

Restricted Stock Awards, end of period	10,998	23.63

Restricted Stock Units

For the six months ended June 30, 2013, restricted stock unit activity is summarized in the following table:

	Six Months Ended June 30,
	2013
	Shares	Weighted Average Grant Date Fair Value per Share
Restricted Stock Units, beginning of period	38,260	$6.32
Granted	—	—
Vested	24,594	6.83
Canceled	341	5.40

Restricted Stock Units, end of period	13,325	$5.40

Stock-based Compensation Expense

A summary of the stock-based compensation expense, including stock options, restricted stock, RSUs, and SARs recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)		(in thousands)
Research and development	$724	$259	$1,254	$512
General and administrative	1,594	181	2,735	636

Total	$2,318	$440	$3,989	$1,148

As of June 30, 2013, there was $45.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements outstanding including stock options, restricted stock, RSUs, and SARs. These costs are expected to be recognized over a weighted-average period of 3.3 years.

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

10. RESTRUCTURING

In November 2012, the Company notified 21 Bothell, Washington based employees that they would be terminated as part of the corporate headquarters relocation to Cambridge, Massachusetts. The employees were given various incentives to remain through a transition period which is expected to be completed in 2013. For the six months ended June 30, 2013, the Company recorded restructuring charges of $0.3 million to research and development expense and $0.3 million to general and administrative expense. All transition costs are expected to be paid in 2013.

Changes in the liability and the balance related to the restructuring plan are as follows:

Six Months Ending June 30, 2013
(in thousands)
Balance at December 31, 2012	$185
Restructuring charges	671
Payments	(703)

Balance at June 30, 2013	$153

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

In July 2013, FASB issued new guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The new guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since the guidance relates only to the presentation of unrecognized tax benefits, we do not expect our adoption in January 2014 will have a material effect on our financial position, results of operations or cash flows.

12. SUBSEQUENT EVENTS

The Company evaluated events and transactions after the date of the balance sheet data but prior to the issuance of the financial statements for potential recognition or disclosures in its financial statements. Other than discussed in note 6, Equity Financing, the Company did not identify any material subsequent events requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding the development and clinical benefits of our product candidates;

•	the results of our research and development efforts and the efficacy of our PMO-based chemistries and other RNA-based technology;

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	the efficacy, potency and utility of our product candidates in the treatment of rare and infectious diseases, and their potential to treat a broad number of human diseases;

•	our expectations regarding the results of preclinical and clinical testing of our product candidates;

•	our expectations regarding initiating enrollment of a pivotal Phase III trial in late 2013;

•	our expectations regarding the timing, completion and receipt of results from our ongoing development programs;

•	the receipt of any required approval from the U.S. Food and Drug Administration, or FDA, or other regulatory approval for our products;

•	the effect of regulation by FDA and other agencies;

•	our expectations regarding the markets for our products;

•	acceptance of our products, if introduced, in the marketplace;

•	the impact of competitive products, product development, commercialization and technological difficulties;

•	our expectations regarding partnering opportunities and other strategic transactions;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our plans to file additional patent applications to enhance and protect our existing intellectual property portfolio;

•	our ability to invalidate some or all of the claims covered by patents issued to competitors

•	our estimates regarding our future revenues, research and development expenses, other expenses, payments to third parties and changes in staffing levels;

•	our estimates regarding how long our currently available cash and cash equivalents will be sufficient to finance our operations and statements about our future capital needs;

•	our ability to increase the scale of our manufacturing to provide our product to patients in larger scale clinical trials or in potential commercial quantities;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our plans to file additional patent applications to enhance and protect our existing intellectual property portfolio;

•	our estimates regarding our future revenues, research and development expenses, other expenses, payments to third parties and changes in staffing levels;

•	our estimates regarding how long our currently available cash and cash equivalents will be sufficient to finance our operations and statements about our future capital needs;

•	our expectations about funding from the government and other sources; and

•	other factors set forth below under the heading “Risk Factors”.

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

Our highly-differentiated RNA-based technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD. Eteplirsen is our lead therapeutic candidate for DMD. If we are successful in our development efforts, eteplirsen will address a severe unmet medical need. Last year, we completed a U.S.-based Phase IIb clinical trial for eteplirsen that was initiated in August 2011. Following completion of this study in early 2012, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial. We anticipate initiating a pivotal clinical trial for eteplirsen by the end of 2013 and commencing dosing in this trial in early 2014.

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

Since our inception in 1980, we have incurred losses of $492.4 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and losses on changes in warrant valuation partially offset by revenue generated from research contracts with and grants primarily from the DoD. As of June 30, 2013, we have completed all of our contracts with the DoD except for the July 2010 contract and the August 2012 contract for the development of therapeutics against the Marburg virus. The current period of performance for the August 2012 contract is scheduled to conclude in the second half of 2013 subject to additional extensions that may be agreed upon by the Company and the DoD. In November 2012 we also entered into an agreement with the EC Health Innovation for development and study related activities for a DMD therapeutic for which minimal revenues have been earned to date. We have not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if we do achieve revenue from product sales, we are likely to continue to incur operating losses in the near term.

As of June 30, 2013, we had $164.0 million of cash equivalents and invested cash, comprised of $156.2 million of cash and cash equivalents and $7.8 million of restricted investments, which we believe, taking into consideration our current stock price and outstanding warrants, is sufficient to fund our current operational plan for the next twelve months. Should our funding from the DoD cease or be delayed, we would likely curtail certain infectious disease research and development efforts unless additional funding was obtained. We are also likely to pursue additional cash resources through public or private financings, seeking additional government contracts, and by establishing collaborations or licensing our technology to other companies.

We were originally incorporated in the State of Oregon on July 22, 1980 and on June 6, 2013, we reincorporated in Delaware. Our executive office is located at 215 First Street, Suite 7, Cambridge, MA 02142 and our telephone number is (857) 242-3700. Our common stock trades on The NASDAQ Global Market under the symbol “SRPT.”

Government Contracts

We recognize revenue from government research contracts during the period in which the related expenditures are incurred and present these revenues and related expenses gross in the condensed consolidated financial statements. In the periods presented, substantially all of the revenues generated by us was derived from research contracts with the DoD. As of June 30, 2013, we had completed all of our contracts with the DoD except for the Marburg portion of the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses and the August 2012 contract for IM administration of AVI-7288, our candidate against the Marburg virus.

The following table sets forth the revenue from each of our contracts with the U.S. and E.U. governments and other revenue for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
July 2010 Contract (Ebola and Marburg IV)	$2,076	$11,171	$4,690	$22,334
August 2012 Contract (Intramuscular)	439	—	2,245	—
November 2012 SKIP-NMD Agreement (DMD)	9	—	63	—
Other Agreements	427	36	427	85

Total	$2,951	$11,207	$7,425	$22,419

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

August 2012 Contract (Intramuscular administration)

On August 29, 2012, we were awarded a contract from the DoD, which is also being managed by the JPM-TMT. The contract was awarded for approximately $3.9 million to evaluate the feasibility of an IM route of administration using AVI-7288, our candidate for treatment of Marburg virus. The current period of performance for this contract is scheduled to conclude in the second half of 2013 subject to additional extensions that may be agreed upon by the Company and the DoD.

Other Agreements

For the three month period ended June 30, 2013, Other Agreements includes $0.4 million in additional revenue from a former US government contract the Company related to H1N1 influenza.

November 2012 SKIP-NMD Agreement (DMD)

In November 2012, we entered into an agreement for a collaborative research project partially funded by the EC Health Innovation. The agreement provides for approximately $2.5 million for research in certain development and study related activities for a DMD therapeutic and is expected to last approximately three years.

During the six months ended June 30, 2013, the Company received $1.3 million in advance payments and recognized $63,000 of these payments as revenue. Deferred revenue related to the agreement as of June 30, 2013 was $1.2 million. The remaining balance of deferred revenue relates to the Company’s sponsored research agreement with Charley’s Fund.

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

We defer recognition of non-refundable upfront fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. As of June 30, 2013, we had deferred revenue of $4.5 million, which represents up-front fees which we will recognize as revenue as we satisfy the outstanding performance obligations.

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

The amount and timing of future research and development expense will depend in part on our ability to obtain U.S. government awards to fund the advanced development of our infectious disease therapeutic candidates. Without such funding, we would likely significantly reduce our spending in these areas. Future research and development expenses may also increase as our internal projects, such as eteplirsen for DMD, enter later stage clinical development. Our research and development programs are in ongoing open label extension studies of Phase IIb clinical trials or in earlier stages and may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be ineffective during clinical trials, may take longer to complete clinical trials than we have anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

Income (Loss) on Change in Warrant Liability. Warrants issued in connection with our January and August 2009 financings are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities; we are not required to expend any cash to settle these liabilities. The fair market value of these warrants was recorded on the balance sheet at issuance and the warrants are marked to market each financial reporting period, with changes in the fair value recorded as a gain or loss in our statement of operations. The fair value of the warrants is determined using the Black-Scholes-Merton option-pricing model, which requires the use of significant judgment and estimates related to the inputs used in the model and can result in significant swings in the fair market valuation primarily due to changes in our stock price. For more information, see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Revenue	$2,951	$11,207	(74)%	$7,425	$22,419	(67)%
Operating expenses:
Research and development	12,984	13,849	(6)%	26,746	28,654	(7)%
General and administrative	7,054	2,915	142%	13,181	6,196	113%

Operating loss	(17,087)	(5,557)	207%	(32,502)	(12,431)	161%
Other income (loss):
Interest income and other, net	(19)	107	(118)%	218	203	7%
Income (loss) on change in warrant liability	(1,945)	13,488	(114)%	(28,851)	2,562	(1,226)%

Net income (loss)	$(19,051)	$8,038	(337)%	$(61,135)	$(9,666)	532%

Basic income (loss) per share	$(0.60)	$0.36		$(1.92)	$(0.43)

Diluted income (loss) per share	$(0.60)	$0.35		$(1.92)	$(0.43)

Revenue

Revenue for the three months ended June 30, 2013 decreased by $8.3 million, or 74%, compared to the three months ended June 30, 2012. The decrease was primarily caused by a $4.3 million decrease in revenue from the Ebola portion of the DoD contract due to the August 2012 stop-work order and the subsequent termination for convenience in October 2012. Additionally, there was a decrease of $4.8 million in revenue associated with the Marburg portion of the DoD contract. The decrease was partially offset by a $0.4 million increase in revenue on the Marburg Intramuscular (IM) government research contract and $0.4 million in other revenue related to a prior and completed government contract.

Revenue for the six months ended June 30, 2013 decreased by $15.0 million, or 67%, compared to the six months ended June 30, 2012. The decrease was primarily due to a $9.6 million decrease in revenue from the Ebola portion of the DoD contract as a result of the August 2012 stop-work order and the subsequent termination for convenience in October 2012. Additionally, there was a decrease of $8.0 million in revenue associated with the Marburg portion of the DoD contract. The decrease was partially offset by a $2.2 million increase in revenue on the IM government research contract and $0.4 million in other revenue related to a prior and completed government contract.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 decreased by $0.9 million, or 6%, compared to the three months ended June 30, 2012. The decrease was primarily due to $2.8 million from the Ebola portion of the DoD contract due to the August 2012 stop-work order and the subsequent termination for convenience in October 2012, a decrease of $3.6 million in costs on the Marburg portion of the DoD contract. The decrease was partially offset by a $1.1 million increase in our DMD program costs due to the timing of manufacturing and clinical activities and $4.4 million in additional personnel related costs and costs of proprietary research, which includes $1.0 million in license fees for exclusive rights on certain intellectual property.

Research and development expenses for the six months ended June 30, 2013 decreased by $1.9 million, or 7%, compared to the six months ended June 30, 2012. The decrease was primarily due to $6.5 million from the Ebola portion of the DoD contract as a result of the August 2012 stop-work order and the subsequent termination for convenience in October 2012 and a decrease of $6.2 million in costs on the Marburg portion of the DoD contract. The decrease was partially offset by an $8.7 million increase in personnel related costs and costs of proprietary research, which includes $1.0 million in license fees related to the agreement with the University of Western Australia for exclusive rights on certain intellectual property, $1.6 million of costs incurred on the IM government research contract, and a $0.6 million decrease in our DMD program costs due to the timing of manufacturing and clinical activities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 increased by $4.1 million, or 142%, compared to the three months ended June 30, 2012. The increase in general and administrative expenses is primarily due to a $3.2 million increase in personnel costs including $1.4 million in stock-based compensation, $0.2 million of additional professional service costs and $0.2 million of additional cost associated with facilities.

General and administrative expenses for the six months ended June 30, 2013 increased by $7.0 million, or 113%, compared to the six months ended June 30, 2012. The increase in general and administrative expenses is primarily due to a $5.0 million increase in personnel costs including $2.1 million in stock-based compensation, $1.0 million of additional professional service costs and $0.2 million of additional cost associated with facilities.

Interest Income and Other, Net

Interest income and other, net, for the three and six months ended June 30, 2013 decreased primarily due to lower net interest income on our cash and cash equivalents balances compared to the three and six months ended June 30, 2012.

Income (Loss) on Change in Warrant Liability

The change in fair value of our warrant liability for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 was primarily attributable to the change in our stock price. See Note 5 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Net Loss

Net loss for the three months ended June 30, 2013 was $19.1 million, compared to net income of $8.0 million for the three months ended June 30, 2012, a decrease of $27.1 million. The decrease in net income was primarily due to increased operating loss and the change in our warrant liability.

Net loss for the six months ended June 30, 2013 was $61.1 million, compared to net loss of $9.7 million for the six months ended June 30, 2012. The increased net loss was primarily due to an increase in operating loss of $20.1 million and a $31.4 million increase in non-operating expense due to the increase in the fair market value of our outstanding warrants. The fair market value of our outstanding warrants is a non-cash expense which is highly impacted by the change in the value of our stock.

Liquidity and Capital Resources

As of June 30, 2013, we had $164.0 million of cash equivalents and invested cash, comprised of $156.2 million of cash and cash equivalents and $7.8 million of restricted investments, compared to $187.7 million of cash equivalents and invested cash at December 31, 2012. The decrease during the six month period ended June 30, 2013 is due primarily to cash used to operate our business and the purchase of $7.8 million of restricted investments to secure three letters of credit issued in connection with certain ongoing manufacturing and lease agreements. These uses of cash were partially offset by $4.9 million in net proceeds from the sale of common stock under our 2012 ATM sales agreement and warrant and option exercises. Based on the factors described below, which we believe, taking into consideration our current stock price and outstanding warrants, our available cash and cash equivalents is sufficient to fund our current operational plan for the next twelve months.

Our principal sources of liquidity are revenue from government research contracts and grants, and equity transactions. In July 2013, we entered into an ATM Equity Offering Sales Agreement under which the Company may issue common stock at the then current market price up to a total of $125.0 million. For more information, see note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and we expect to seek additional financing primarily from, but not limited to, the sale and issuance of equity, debt securities or the licensing or sale of our technology. We cannot assure you that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Historical Trends

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(26,995)	$(14,731)
Investing activities	(9,173)	(641)
Financing activities	4,692	(41)

Decrease in cash and equivalents	$(31,476)	$(15,413)

Operating Activities. The increase in the amount of cash used in operating activities of $12.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to an increase in operating loss of $20.1 million driven by lower government contract revenue and higher general and administrative costs partially offset by a reduction in research and development costs. In addition to the increase in operating loss, there was a favorable change in operating assets and liabilities of $4.7 million, as well as a $2.8 million increase in stock-based compensation costs, which is a non-cash adjustment to net loss.

Investing Activities. The increase in the amount of cash used in investing activities of $8.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to the purchase of $7.3 million of investments in February 2013 to secure two letters of credit issued in connection with certain manufacturing contracts, and due to the purchase of a $0.6 million investment to secure a letter of credit for a security deposit relating to our Cambridge lease. Also there was an increase in cash used to fund patent costs and acquire equipment in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Financing Activities. The increase in the amount of cash from financing activities of $4.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to the sale of approximately 87,000 shares of common stock under the 2012 ATM sales agreement in January 2013 which generated $2.1 million in net proceeds and fully exhausted the sales of our stock available under the 2012 ATM sales agreement. We also received $2.8 million in net proceeds from warrant and stock option exercises during the six months ended June 30, 2013 for which we issued approximately 642,000 shares of additional common stock.

Contractual Obligations

In our continuing operations, we have entered into long-term contractual arrangements for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents non-cancelable contractual obligations arising from these arrangements as of June 30, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt	$1,712	$90	$196	$216	$1,210
Operating leases	29,981	3,309	8,003	7,981	10,688
Purchase obligations (1)	22,523	19,247	3,276	—	—

Total	$54,216	$22,646	$11,475	$8,197	$11,898

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to us and that specify all significant terms. Purchase obligations relate primarily to our DMD development program.

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

Recent Accounting Pronouncements

See Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At June 30, 2013, we had $164.0 million of cash equivalents and invested cash, comprised of $156.2 million of cash and cash equivalents and $7.8 million of restricted investments, compared to $187.7 million of cash and cash equivalents at December 31, 2012. We do not enter into investments for trading or speculative purposes; our cash equivalents are invested in money market accounts. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to the short term nature of our cash and cash equivalents. A 0.1% decline in interest rates, occurring January 1, 2013 and sustained throughout the period ended June 30, 2013, would have been inconsequential.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including (1) our chief executive officer and (2) our chief financial officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer , as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to commercialize any of our product candidates, including eteplirsen, depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval, including any accelerated approval by the FDA under Subpart H — Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, or any other designations that will expedite the review or approval process for any of our product candidates based on an inability to adequately demonstrate the safety and effectiveness of our product candidates, failure to meet other regulatory requirements, lack of funding, changes in the regulatory landscape, manufacturing or other reasons. If we are unable to obtain regulatory approval for any of our product candidates, it could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

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

We have been granted orphan disease status for certain of our product candidates, but there can be no assurance that we will be able to prevent third parties from developing and commercializing products that are competitive to these product candidates.

To date we have been granted orphan status for two of our product candidates in DMD and for AVI-6002 and AVI-7537 for the treatment of Ebola virus and AVI-6003 and AVI-7288 for the treatment of Marburg virus. We are not guaranteed to receive orphan status for other product candidates in development or product candidates we may develop in the future and if our product candidates were to lose orphan drug status or the marketing exclusivity that it provides, our business and results of operations could be materially adversely affected. Orphan drug exclusivity grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. While orphan drug exclusivity would provide market exclusivity in the U.S., Europe and other countries, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond that timeframe on the basis of orphan drug designation. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. Moreover, we cannot guarantee that another company will not receive approval of products with the same active ingredient for the same indication before we receive market approval. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug designation, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product. Further, application of the orphan drug regulations in the United States and Europe is uncertain and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates. If a competitor’s product receives orphan drug status for an indication that we are targeting, and such product is approved for commercial sales before our product, regulators may interpret our product to be the same drug as the competing product and could prevent us from selling our product in the applicable territories for the competitor’s orphan exclusivity period. Furthermore, pediatric exclusivity only applies if the product has another form of exclusivity.

If we are unable to obtain or maintain required regulatory approvals, we will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA in the United States, and other regulatory authorities in other countries, with regulations differing from country to country. Marketing of our product candidates in the United States or foreign countries is not permitted until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we may never receive regulatory approval for the commercial sale of any of our product candidates. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured. We currently plan to submit a New Drug Application (NDA) to the FDA in the first half of 2014 for the approval of eteplirsen for the treatment of Duchenne muscular dystrophy. We have not progressed to the point of preparing or filing the applications necessary to gain regulatory approvals of any of our other product candidates.

Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and the determination of when or whether regulatory approval, of any type, will be granted for any product candidate we develop. In this regard, even if we believe data collected from clinical trials of our product candidates are promising and our chemistry, manufacturing and controls (CMC) and related manufacturing processes are satisfactory, the FDA or foreign authorities may disagree with our interpretations and determine such data is not sufficient to accept our application or support approval. Furthermore, regulatory agencies may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols or other approval strategies to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards (IRBs) or the FDA for review, which may impact the costs, timing or successful completion of a clinical trial. Changes in the approval process may occur that require additional studies that were not originally planned. Other factors may also impact our ability to obtain approval of our product candidates, including, for example, the fact that dystrophin has never been utilized as a surrogate endpoint and a therapeutic commercial product utilizing our RNA-based technologies and the manufacturing techniques necessary to produce them at commercial scale have never been approved or validated by any regulatory authority. Our exon-skipping therapy uses antisense oligonucleotides and, to date, only one antisense oligonucleotide has been approved by the FDA for systemic use and no product using antisense oligonucleotides for systemic use has been approved for sale in the European Union. We cannot be certain that our technology will meet the applicable safety and efficacy standards for regulatory authorities and any regulatory setbacks faced by third parties developing similar compounds could affect the receptiveness of regulators to our compounds. Due to these factors, among others, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

For example, we are pursuing FDA approval of eteplirsen, our lead product candidate, and have reported results from a U.S.-based Phase IIb 12-patient clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg which we have followed with and are currently conducting an ongoing open label extension. On July 24, 2013 we announced our plans to submit an NDA to the FDA in the first half of 2014 for the approval of eteplirsen for the treatment of Duchenne muscular dystrophy based on feedback we received from the FDA that it is “open to considering an NDA based on these data for filing.” The FDA also requested additional information related to the methodology and verification of dystrophin quantification which we plan to address in the NDA submission. The FDA would not commit to declaring dystrophin an acceptable surrogate endpoint under Subpart H — Accelerated Approval pathway prior to an NDA filing and commented that a decision by the FDA to file “the NDA would not indicate that we have accepted dystrophin expression as a biomarker reasonably likely to predict clinical benefit. A filing would only indicate that the question merits review, and that we deem the data to be reviewable.” We will continue to evaluate the most appropriate timing and path for pursuing regulatory review and approval of eteplirsen. Any decision will be further informed by a subsequent CMC meeting. There can be no assurance that, after our evaluation we will decide to pursue or submit an NDA for eteplirsen to the FDA nor can we have any assurance that the FDA will decide to review any NDA submission we make under Subpart H accelerated approval or any other form of expedited development review or approval. Furthermore, there can be no assurance that any submission or application will be accepted (e.g., refusal to file) or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other foreign authorities could also request additional information or meetings with us or require us to conduct further studies or CMC-related work (e.g., a complete response letter) prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for eteplirsen or any of our other product candidates would result in a longer time period for commercialization of such product candidate, could potentially increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

For example, in 2012, we completed Study 201, a U.S.-based Phase IIb 12 person clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. Following completion of this study, we initiated Study 202, an ongoing open label extension study with the same participants from Study 201. These trials were initiated, in part, to further demonstrate efficacy and safety, including the production of dystrophin, and explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. While Studies 201 and 202 met their primary endpoints at weeks 24 and 48 respectively, and results reported for weeks 62, 74 and 84 were positive, we cannot assure you that data from the ongoing open label extension study will be sufficient for regulatory approval or will continue to be positive through the remaining study period. If these data are not sufficient to demonstrate safety and efficacy to regulators, do not continue to demonstrate safety and efficacy through the remainder of Study 202, or are insufficient to identify a consistently effective dose, we expect we will need to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies which may be required. Regulatory authorities might require more extensive information or preclinical or clinical trials than anticipated. Such clinical trials might include additional open label “extension studies” for all participants, who have previously received eteplirsen, as well as other participants (e.g., non-ambulatory participants), additional placebo-controlled “pivotal” study or studies, or additional trials before conducting a pivotal trial or trials of the product candidate. Any additional studies required by regulatory authorities would increase our costs and delay commercialization of eteplirsen. Even if we conform to any guidance regulatory authorities provide, it does not guarantee receipt of marketing approval, even if we believe our preclinical and clinical trials are successful.

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

We do not currently have the internal ability to manufacture our product candidates in the quantities that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our product candidates and the components of our drug substance. We also need to rely on manufacturers for the production of our product candidates to support our research and development programs. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling and labeling of vials and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce product candidates and their components, fill vials, and store sufficient quantities of our product candidates for research and development programs, clinical trials and potential commercial supply. For each of our eteplirsen, Marburg and other development programs, based on limited capacity for our specialized manufacturing needs we have had to enter into limited or, at times, non-exclusive sole-source agreements with multinational manufacturing firms for the production of the active pharmaceutical ingredients (APIs) for eteplirsen, Marburg and other therapeutics. There are a limited number of companies that can produce APIs in the quantities and with the quality and purity that we require. Establishing a relationship with alternative suppliers can be a lengthy process and might cause delays in our development efforts. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business.

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

To date, our product candidates have been manufactured in small quantities for preclinical studies and early stage clinical trials. As we prepare for later stage clinical trials in eteplirsen and potential commercialization, we are working to increase the scale of production of our drug product and planning for mid-scale production by the end of 2013. During 2013, we will also evaluate whether to increase API production capacity to a commercial scale which will depend in significant part on feedback from the FDA and our expectations regarding if and when we would commence a pivotal trial for eteplirsen and any subsequent commercialization. In order to conduct larger or late-stage scale clinical trials for a product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our product candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our product candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed or there may be a shortage in supply, which could significantly harm our business.

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

We rely on U.S. government contracts and awards to fund and support certain development programs, including the Marburg program which accounts for substantially all of our current revenue. The funding of U.S. government programs is subject to Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years, as is the case with our DoD contract for the development of our Marburg product candidate. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contracts may be terminated or adjusted by the government, which could have a negative impact on our future revenue under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such a period, or until the regular appropriation bills are passed, delays can occur in government procurement due to lack of funding and such delays can affect our operations during the period of delay. Currently the DOD is operating under such a continuing resolution for U.S. government fiscal year 2013. Additionally, on March 1, 2013, a sequestration went into effect which implements across-the-board cuts to government agencies, totaling $1.2 trillion over 10 years. These cuts are to be split 50-50 between domestic and defense discretionary spending. The DoD must make $47 billion in cuts before September 30, 2013. These cuts could have widespread ramifications including on the DoD’s procurement and research and development programs. Sequestration may result in a reduction of funds available for new procurements, but also existing contracts may also be reduced in scope, terminated, or partially terminated. The 2004 Project BioShield Act which created the Special Reserve Fund for use by the Department of Health and Human Services (DHHS) to purchase countermeasures over 10 years mitigates the uncertainty of the annual appropriations process and sequestration, but the $5.6 billion advanced appropriation is rapidly depleting and will expire at the end of U.S. government fiscal year 2013. Thus, the viability of the DHHS and its agencies as a continuing partner and potential customer hinges in part on Congress taking action to replenish the Special Reserve Fund.

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

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010, which were published in The Lancet in July 2011. We have also completed a U.S.-based Phase IIb placebo controlled trial in eteplirsen and announced results in April 2012. Following completion of this study, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial and announced 48-week results on October 3, 2012, 62-week results on December 7, 2012, 74-week results on April 5, 2013 and 84-week results on June 19, 2013. We expect to commence additional trials of eteplirsen and other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time, and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to therapies even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in a delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by an independent data and safety monitoring board (DSMB) and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

We had an operating loss of $32.5 million for the six months ended June 30, 2013 and incurred an operating loss of $29.7 million for the year ended December 31, 2012. As of June 30, 2013, our accumulated deficit was $492.4 million and substantially all of our revenues to date have been derived from research and development contracts with the DoD. We have not yet generated any material revenue from product sales and have incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure and acquired in-process research and development resulting from two acquisitions. We anticipate that our expenses will increase substantially if and as we:

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

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. To the extent we issue additional equity securities or convertible securities, our existing stockholders could experience substantial dilution in their economic and voting rights. For example, through August 7, 2013, we sold an aggregate of approximately 1,000,000 million shares of our common stock in connection with our July 2013 ATM equity offering program. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The relocation of our selected research and development activities may create unintended negative consequences, including increased costs and loss of personnel.

We moved selected research and development activities from Bothell to our existing site in Corvallis, Oregon and will develop additional research and development activities at a future site in Cambridge Massachusetts. We expect the transition will continue through 2013. While we believe the relocation will improve our business operations and enhance our ability to attract and retain industry talent, this relocation may result in the following negative consequences:

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

We may engage in future acquisitions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

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

Additionally, the U.S. Supreme Court has issued decisions, the full impact of which is not yet known. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to patent certain biomarker-related method claims. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA (cDNA) molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain and as with the Leahy-Smith Act, these decisions could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

If our product candidates or technologies infringe enforceable, proprietary rights of others, we could incur substantial costs and may have to:

•	obtain rights or licenses from others, which might not be available on commercially reasonable terms or at all;

•	abandon development of an infringing product candidate;

•	redesign product candidates or processes to avoid infringement;

•	pay damages; and/or

•	defend litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of financial and management resources.

Any of these events could substantially harm our potential earnings, financial condition, and operations. Prosensa, which is developing competitive pipeline products, has rights to patent claims that, absent a license, may preclude us from commercializing eteplirsen in several jurisdictions. Prosensa has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office, and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of our drug eteplirsen in the European Union would infringe on such patent. Both we and Prosensa are appealing the Opposition Division decision given that the decision could have a substantial effect on our businesses and leaves open the possibility that Prosensa or other parties that have rights to such patent could assert that our drug eteplirsen infringes on such patent. The timing and outcome of appeal cannot be predicted or determined as of the date of this report. We are also aware of certain patent claims that Prosensa has rights to, and others that it is pursuing, in other jurisdictions, including Japan and the United States, that may provide the basis for Prosensa or other parties that have rights to these claims to assert that commercialization of our drug eteplirsen in such other jurisdictions would infringe on such claims.

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

The market prices for, and trading volumes of, securities of biotechnology companies, including our securities, have been historically volatile. For example, during 2012, our stock has traded from a low of $3.30 per share to a high of $45.00 per share. As an additional example, we note that on July 24, 2013 our stock price decreased 19% on the same day that we made an announcement regarding eteplirsen and recent communications we had with the FDA. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	our ability to obtain any decision to pursue Subpart — H accelerated approval for eteplirsen;

•	positive or negative results of testing and clinical trials by ourselves, strategic partners, or competitors;

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

Provisions of our certificate of incorporation, bylaws and Delaware law might deter acquisition bids for us that might be considered favorable and prevent or frustrate any attempt to replace or remove the then current management and board of directors.

Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us or effect a change in our board of directors and management. These provisions include:

•	when the board is comprised of six or more directors, classification of our board of directors into two classes, with one class elected each year;

•	directors may only be removed for cause by the affirmative vote of majority of the voting power of all the then-outstanding shares of voting stock;

•	prohibition of cumulative voting of shares in the election of directors;

•	right of the board of directors to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, disqualification or removal of a director;

•	express authorization of the board of directors to make, alter or repeal our bylaws;

•	prohibition on stockholder action by written consent;

•	advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•

the ability of our board of directors to authorize the issuance of undesignated preferred stock, the terms and rights of which may be established and shares of which may be issued without stockholder approval, including rights superior to the rights of the holders of common stock; and

•

a super-majority (66 2/3%) of the voting power of all of the then-outstanding shares of capital stock are required to amend, rescind, alter or repeal our bylaws and certain provisions of our certificate of incorporation.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation and our bylaws and in the Delaware General Corporation Law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors.

We expect our quarterly operating results to fluctuate in future periods, which may adversely affect our stock price.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be very pronounced such as in the case of our warrant offerings in January and August 2009 of which 2.6 million remain outstanding and exercisable as of June 30, 2013. Each of these warrants is classified as a derivative liability and accordingly, the fair value of the warrants is recorded on our condensed consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our condensed consolidated statement of operations. For example, for the six months ended June 30, 2013, the impact of the change in fair value of these warrants resulted in a $28.9 million charge to our Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. The fair value of the warrants is determined using the Black-Scholes-Merton option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes-Merton model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. Additionally, our quarterly operating results may fluctuate due to the variable nature of our revenue and research and development expenses. Specifically, a change in the timing of activities performed in support of our U.S. government research contracts could either accelerate or defer anticipated revenue from period to period. Likewise, our research and development expenses may experience fluctuations as a result of the timing of activities performed in support of our U.S. government research contracts and the timing and magnitude of expenditures incurred in support of our DMD and other proprietary drug development programs. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards and warrants, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards, and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of June 30, 2013, there were 32.4 million shares of common stock outstanding, outstanding awards to purchase 4.2 million shares of common stock under various incentive stock plans and outstanding warrants to purchase up to 2.6 million shares of common stock. Additionally, as of June 30, 2013, there were 3.2 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan and 250,000 shares of common stock remain available for issuance under the Company’s 2013 Employee Stock Purchase Plan. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Bylaws.	8-K12B	001-14895	3.2	6/6/13

4.1	Form of Common Stock Certificate.					X

10.1†	Executive Employment Agreement with Jayant Aphale, Ph.D.					X

10.2†	Amended and Restated 2011 Equity Incentive Plan.	8-K12B	001-14895	10.1	6/6/13

10.3†	2013 Employee Stock Purchase Plan.	8-K12B	001-14895	10.2	6/6/13

10.4†	Form of Notice of Grant of Restricted Stock under the Amended & Restated 2011 Equity Incentive Plan.					X

10.5	Form of Stock Option Award Agreement under the Amended & Restated 2011 Equity Incentive Plan.					X

10.6	Lease Agreement dated June 25, 2013 by and between Sarepta Therapeutics, Inc. and ARE-MA Region No. 38, LLC.	8-K	001-14895	10.1	7/1/13

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
**	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAREPTA THERAPEUTICS, INC.

Date: August 8, 2013	By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian
President and Chief Executive Officer

Date: August 8, 2013	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Bylaws.	8-K12B	001-14895	3.2	6/6/13

4.1	Form of Common Stock Certificate.					X

10.1†	Executive Employment Agreement with Jayant Aphale, Ph.D.					X

10.2†	Amended and Restated 2011 Equity Incentive Plan.	8-K12B	001-14895	10.1	6/6/13

10.3†	2013 Employee Stock Purchase Plan.	8-K12B	001-14895	10.2	6/6/13

10.4†	Form of Notice of Grant of Restricted Stock under the Amended & Restated 2011 Equity Incentive Plan.					X

10.5	Form of Stock Option Award Agreement under the Amended & Restated 2011 Equity Incentive Plan.					X

10.6	Lease Agreement dated June 25, 2013 by and between Sarepta Therapeutics, Inc. and ARE-MA Region No. 38, LLC.	8-K	001-14895	10.1	7/1/13

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
**	Confidential treatment has been requested for portions of this exhibit.