Form 10-Q
period 2013-09-30
Sarepta Therapeutics, Inc.
filed 2013-11-12
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	37,582,309
(Class)	(Outstanding as of October 31, 2013)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

INDEX

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets — September 30, 2013 and December 31, 2012	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — Three Months Ended and Nine Months Ended September 30, 2013 and 2012 and from July 22, 1980 (Inception) through September 30, 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2013 and 2012 and from July 22, 1980 (Inception) through September 30, 2013	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	23
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41
Exhibits		42

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$273,644	$187,661
Accounts receivable	6,721	4,713
Restricted investments	7,250	—
Other current assets	2,807	1,534

Total current assets	290,422	193,908
Restricted investments	557	—
Property and equipment, net of accumulated depreciation and amortization of $17,345 and $16,708	8,244	3,397
Patent Costs, net of accumulated amortization of $1,538 and $2,626	5,231	4,913
Other assets	25	2,775

Total assets	$304,479	$204,993

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,129	$7,532
Accrued employee compensation	2,909	2,741
Current portion of long-term debt	91	89
Warrant liability	35,994	65,193
Deferred revenue	3,963	3,304
Other current liabilities	15	27

Total current liabilities	51,101	78,886
Long-term debt	1,599	1,668
Other long-term liabilities	4,795	760

Total liabilities	57,495	81,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; Issued and outstanding: 37,533,695 at September 30, 2013 and 31,703,817 at December 31, 2012	4	3
Additional paid-in capital	781,396	554,927
Deficit accumulated during the development stage	(534,416)	(431,251)

Total stockholders’ equity	246,984	123,679

Total liabilities and stockholders’ equity	$304,479	$204,993

See accompanying notes to condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,		July 22, 1980 (Inception) through
	2013	2012	2013	2012	September 30, 2013
Revenues from license fees, grants and research contracts	$4,168	$7,574	$11,593	$29,993	$185,141
Operating expenses:
Research and development	21,087	10,914	47,833	39,568	433,501
General and administrative	8,014	3,565	21,195	9,761	140,282
Acquired in-process research and development	—	—	—	—	29,461

Operating loss	(24,933)	(6,905)	(57,435)	(19,336)	(418,103)

Other (loss) income:
Interest income and other, net	63	67	281	270	9,804
Loss on change in warrant valuation	(17,160)	(42,716)	(46,011)	(40,154)	(112,979)
Realized gain on sale of short-term securities — available-for-sale	—	—	—	—	3,863
Write-down of short-term securities — available-for-sale	—	—	—	—	(17,001)

Total other loss	(17,097)	(42,649)	(45,730)	(39,884)	(116,313)

Net loss	$(42,030)	$(49,554)	$(103,165)	$(59,220)	$(534,416)

Other comprehensive (loss) income:
Write-down of short-term securities — available-for-sale	—	—	—	—	17,001
Realized gain on sale of short-term securities — available-for-sale	—	—	—	—	(3,863)
Unrealized loss on short-term securities — available-for-sale	—	—	—	—	(13,138)

Total other comprehensive (loss) income	—	—	—	—	—

Comprehensive loss	$(42,030)	$(49,554)	$(103,165)	$(59,220)	$(534,416)

Net loss per share — basic	$(1.24)	$(2.17)	$(3.17)	$(2.61)

Net loss per share — diluted	$(1.24)	$(2.17)	$(3.17)	$(2.61)

Weighted average number of common shares outstanding for computing basic net loss per share	33,943	22,824	32,588	22,691

Weighted average number of common shares outstanding for computing diluted net loss per share	33,943	22,824	32,588	22,691

See accompanying notes to condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,		For the Period July 22, 1980 (Inception) through
	2013	2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(103,165)	$(59,220)	$(534,416)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	998	1,090	22,968
Loss on disposal of property and equipment	460	182	3,096
Realized gain on sale of short-term securities — available-for-sale	—	—	(3,863)
Write-down of short-term securities — available-for-sale	—	—	17,001
Impairment charge on real estate owned	—	—	1,445
Stock-based compensation	7,476	1,840	39,549
Acquired in-process research and development	—	—	29,461
Increase on warrant liability	46,011	40,154	112,979
Changes in operating assets and liabilities:
Net increase in accounts receivable, other current assets and other assets	(520)	(1,162)	(9,281)
Net increase (decrease) in accounts payable, accrued employee compensation, and other liabilities	1,867	(5,420)	14,280

Net cash used in operating activities	(46,873)	(22,536)	(306,781)

Cash flows from investing activities:
Purchase of restricted investments	(7,807)	—	(7,807)
Purchase of property and equipment	(1,762)	(108)	(21,749)
Patent costs	(1,281)	(614)	(11,810)
Purchase of marketable securities	—	—	(112,993)
Sale of marketable securities	—	—	117,724
Acquisition costs	—	—	(2,389)

Net cash used in investing activities	(10,850)	(722)	(39,024)

Cash flows from financing activities:
Proceeds from sale of common stock, warrants, and partnership units, net of offering costs, and exercise of options and warrants	143,951	21,405	620,510
Repayments of long-term debt	(67)	(64)	(497)
Other financing activities, net	(178)	—	(564)

Net cash provided by financing activities	143,706	21,341	619,449

Increase (decrease) in cash and cash equivalents	85,983	(1,917)	273,644
Cash and cash equivalents:
Beginning of period	187,661	39,904	—

End of period	$273,644	$37,987	$273,644

Supplemental disclosure of cash flow information:
Cash paid for interest	$123	$65	$698
Supplemental schedule of noncash investing activities and financing activities:
Short-term securities — available-for-sale received in connection with the private offering	$—	$—	$17,897
Issuance of common stock in satisfaction of warrant liabilities	$75,210	$391	$108,044
Tenant improvements paid by landlord	$3,692	$—	$3,692
Issuance of common stock for building purchase	$—	$—	$750
Assumption of long-term debt for building purchase	$—	$—	$2,200
Issuance of common stock to acquire assets	$—	$—	$8,075
Assumption of liabilities to acquire assets	$—	$—	$2,124

See accompanying notes to condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Business

Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries (“Sarepta” or the “Company”) is a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying the Company’s proprietary platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. The Company is focused on advancing the development of its Duchenne muscular dystrophy (DMD) drug candidates, including its lead product candidate, eteplirsen, for which the Company is currently conducting an ongoing open label extension study following completion of its initial Phase IIb clinical trials. The Company is also focused on developing therapeutics for the treatment of infectious diseases, including its lead infectious disease program aimed at the development of a drug candidate for the Marburg hemorrhagic fever virus for which the Company has historically received significant financial support from U.S. government research contracts.

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

Since its inception in 1980, the Company has incurred losses of $534.4 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and losses on change in warrant valuation partially offset by revenue generated from research contracts with and grants primarily from the U.S. Department of Defense (DoD). As of September 30, 2013, the Company has completed all of its contracts with the DoD except for the July 2010 contract for the development of therapeutics against the Marburg virus. The period of performance for the Company’s August 2012 contract with the DoD related to the Marburg virus concluded in the third quarter of 2013. In November 2012, the Company entered into an agreement with the European Commission (EC) Health Innovation for development and study related activities for a DMD therapeutic. The Company has not generated any material revenue from product sales to date, and there can be no assurance that revenue from product sales will be achieved. Moreover, even if the Company does achieve revenue from product sales, the Company is likely to continue to incur operating losses in the near term.

As of September 30, 2013, the Company had $281.4 million of cash, cash equivalents and invested cash, comprised of $273.6 million of cash and cash equivalents and $7.8 million of restricted investments. The Company believes its cash, cash equivalents and invested cash is sufficient to fund the Company’s current operational plan for the next twelve months. Should the Company’s funding from the DoD cease or be delayed, the Company would likely curtail certain of its infectious disease research and development efforts unless additional funding was obtained. The Company is also likely to pursue additional cash resources through public or private financings, seeking additional government contracts, and from establishing collaborations or licensing its technology to other companies.

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

Commitments and Contingencies

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, and effects from the use of therapeutics utilizing its technology, professional services or others. Although there are significant inherent uncertainties in connection with these legal matters, management believes the resolution of current matters will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the Company issued two letters of credit totaling $7.3 million to a contract manufacturing vendor in connection with certain manufacturing agreements. The obligations secured by the letters of credit are fulfilled upon payment for certain minimum volume commitments that the Company expects to occur within the next twelve months. To meet the requirement of the letters of credit, the Company purchased $7.3 million in certificates of deposit with April 2014 maturity dates in February 2013. The Company has recorded this $7.3 million as restricted investments in the condensed consolidated balance sheet as of September 30, 2013.

In April 2013, the Company and the University of Western Australia (UWA) entered into an agreement under which an existing exclusive license agreement between the Company and UWA was amended and restated. Under the terms of this agreement, UWA granted the Company an exclusive license to certain UWA intellectual property rights in exchange for up to $7.1 million in upfront and development milestone payments. In April 2013, the Company recognized expense of $1.0 million relating to certain upfront payments required under the agreement within research and development in the condensed consolidated statement of operations.

In June 2013, the Company entered into a lease agreement for its Cambridge, Massachusetts location. The agreement calls for a security deposit in the form of a letter of credit totaling $0.6 million. The Company purchased a certificate of deposit to meet the requirement. The initial term of the lease agreement is for seven years with an average base rent of approximately $2.4 million per year. At September 30, 2013, the Company recorded construction in progress related to the lease totaling $4.7 million in property and equipment in the condensed consolidated balance sheet of which $3.7 million was paid by the landlord as part of a tenant improvement allowance which is recorded in other long-term liabilities.

2. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive common stock equivalent shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss	$(42,030)	$(49,554)	$(103,165)	$(59,220)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common shares outstanding for computing basic earnings per share	33,943	22,824	32,588	22,691
Dilutive effect of outstanding warrants and stock awards after application of the treasury stock method*	—	—	—	—
Weighted-average number of common shares outstanding for computing diluted earnings per share	33,943	22,824	32,588	22,691
Net loss per share — basic	$(1.24)	$(2.17)	$(3.17)	$(2.61)
Net loss per share — diluted	$(1.24)	$(2.17)	$(3.17)	$(2.61)

*	Warrants, stock options, restricted stock units (RSUs) and stock appreciation rights (SARs) to purchase approximately 5,293,145 and 7,371,471 shares of common stock were excluded from the net loss per share calculation for the three and nine months ended September 30, 2013 and 2012, respectively, as their effect would have been anti-dilutive.

3. FAIR VALUE MEASUREMENTS

The Company measures at fair value certain financial assets and liabilities in accordance with a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. There are three levels of inputs that may be used to measure fair-value:

•	Level 1 — quoted prices for identical instruments in active markets;

•	Level 2 — quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 — valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the date indicated:

	Fair Value Measurement as of September 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Restricted investments, current	$7,250	$7,250	$—	$—
Restricted investments, noncurrent	557	557	—	—

Total assets	$7,807	$7,807	$—	$—

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Restricted investments	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

	Fair Value Measurement as of September 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants*	$35,994	$—	$—	$35,994

Total liabilities	$35,994	$—	$—	$35,994

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants*	$65,193	$—	$—	$65,193

Total liabilities	$65,193	$—	$—	$65,193

*	See Note 5 for additional information related to the determination of fair value of warrants and a reconciliation of changes in fair value.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable are generally stated at invoiced amount and do not bear interest. Because the accounts receivable are primarily from the DoD and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The accounts receivable balance included $4.2 million and $3.2 million of DoD receivables that were unbilled at September 30, 2013 and December 31, 2012, respectively.

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

The outstanding warrants classified as liabilities are recorded at fair value on the condensed consolidated balance sheet and are adjusted to fair value at each financial reporting period, with changes in the fair value being recorded as “Loss on change in warrant valuation” in the condensed consolidated statement of operations and comprehensive income (loss). The fair value is determined using the Black-Scholes-Merton option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model. The following reflects the weighted-average assumptions for each of the periods indicated:

	September 30, 2013	December 31, 2012
Risk-free interest rate	0.1%	0.2%-0.3%
Expected dividend yield	0%	0%
Expected lives	0.8-0.9 years	1.1-1.6 years
Expected volatility (1)	67.8%-72.7%%	139.2%-164.1%
Shares underlying warrants classified as liabilities	959,283	3,127,618
Market value of stock at beginning of year	$25.80	$4.50
Market value of stock at end of period	$47.23	$25.80

(1)	For the three and nine months ended September 30, 2013, expected volatility was estimated using a blend of calculated volatility of the Company’s common stock over a historical period and implied volatility in exchange-traded options associated with the Company’s common stock. Prior to January 1, 2013, expected volatility was estimated using calculated volatility of the Company’s common stock over a historical period commensurate with the expected term of the option.

A reconciliation of the change in value of the Company’s warrants recorded as liabilities for the three and nine months ended September 30, 2013 is as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(in thousands)	(in thousands)
Balance at beginning of period	$79,116	$65,193
Increase in value of warrants	17,160	46,011

Reclassification to stockholders’ equity upon exercise of warrants	(60,282)	(75,210)

Balance at end of period	$35,994	$35,994

For the nine months ended September 30, 2013, 2,168,335 warrants were exercised at a weighted average exercise price of $7.91, generating proceeds of $17.1 million. For the nine months ended September 30, 2012, 80,014 warrants were exercised at a weighted average exercise price of $4.08, generating proceeds of $0.3 million.

The following table summarizes the outstanding warrants at September 30, 2013.

Issue Date	Exercise Price	Outstanding Warrants at September 30, 2013	Expiration Date	Weighted Average Remaining Contractual Life (Years)	Exercisable Warrants
1/30/2009	$6.96	232,103	7/30/2014	0.8	232,103
8/25/2009	$10.68	727,180	8/31/2014	0.9	727,180

		959,283			959,283

6. EQUITY FINANCINGS

In January 2013, the Company sold approximately 87,000 shares of common stock through its At-The-Market (ATM) offering that originally commenced in September 2012 (the 2012 ATM). The sales in January 2013 generated $2.1 million in net proceeds and fully exhausted the sales of common stock available under the 2012 ATM sales agreement.

On July 3, 2013, the Company entered into a second ATM offering (the 2013 ATM) allowing the Company to sell, at its option, up to an aggregate of $125 million of shares of common stock at market prices. Through September 30, 2013, the Company has sold approximately 3.4 million shares under the 2013 ATM generating $123.0 million in net proceeds and has completed the sales of common stock available under the arrangement.

7. CONTRACT REVENUE

The Company recognizes revenue from U.S. and European Union (E.U.) government research contracts during the period in which the related expenditures are incurred and presents revenue and related expenses gross in the condensed consolidated financial statements. In the periods presented, substantially all of the revenue generated by the Company was derived from government research contracts.

The following table sets forth the revenue for each of the Company’s contracts with the U.S. and E.U. governments and other revenue for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
July 2010 Contract (Ebola and Marburg IV)	$2,444	$7,511	$7,134	$29,844
August 2012 Contract (Intramuscular)	514	50	2,759	50
November 2012 EU-SKIP-NMD Agreement (DMD)	536	—	599	—
July 2013 Children’s National Medical Center	674	—	674	—
Other Agreements	—	13	427	99

Total	$4,168	$7,574	$11,593	$29,993

U.S. Government Contracts

As of September 30, 2013, the Company had completed all of its contracts with the DoD except for the Marburg portion of the July 2010 contract for the development of therapeutics against Ebola and Marburg viruses.

July 2010 Contract (Ebola and Marburg Intravenous administration)

On July 14, 2010, the Company was awarded a DoD contract managed by the Joint Project Manager Transformational Medical Technologies (JPM-TMT) Project Management Office, a component of the Joint Program Executive Office for Chemical and Biological Defense, for the advanced development of the Company’s hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against the Ebola and Marburg viruses, respectively. In February 2012, the Company announced that it received permission from the U.S. Food and Drug Administration (FDA) to proceed with a single oligomer from AVI-6003, AVI-7288, as the lead product candidate against Marburg virus infection.

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

After completion of the first segment, and each successive segment, the DoD has the option to proceed to the next segment. If the DoD exercises its options for segments II, III and IV, the Company’s contract activities would include all clinical and licensure activities necessary to obtain FDA regulatory approval for the therapeutic candidate against the Marburg virus. The funding for segments II, III and IV of the Marburg virus portion of the contract is estimated to be approximately $84.4 million.

August 2012 Contract (Intramuscular administration)

On August 29, 2012, the Company was awarded a contract from the DoD, which is also managed by the JPM-TMT. The contract was awarded for approximately $3.9 million to evaluate the feasibility of an intramuscular (IM) route of administration using AVI-7288, the Company’s candidate for treatment of Marburg virus. The period of performance of this contract concluded in the third quarter of 2013.

Other Agreements

For the nine month period ended September 30, 2013, Other Agreements includes $0.4 million in additional revenue from a former US government contract of the Company related to H1N1 influenza.

European Union SKIP-NMD Agreement

In November 2012, the Company entered into an agreement for a collaborative research project partially funded by the EC Health Innovation. The agreement provides for reimbursement of costs of approximately $2.5 million for research in certain development and study related activities for a DMD therapeutic and is expected to last approximately three years.

During the nine months ended September 30, 2013, the Company received $1.3 million in advance payments and recognized $0.6 million of these payments as revenue. Deferred revenue related to the agreement as of September 30, 2013 was $0.7 million. The remaining balance of deferred revenue relates to the Company’s sponsored research agreement with Charley’s Fund from prior years.

Children’s National Medical Center (CNMC) Agreement

In July 2013, the Company entered into an agreement totaling $1.3 million to provide drug product to CNMC to conduct research related to the Company’s DMD program. During the three and nine months ended September 30, 2013, the Company has recognized $0.7 million as revenue under the agreement.

8. STOCK COMPENSATION

The Company’s equity incentive plans allow for the granting of a variety of stock awards. To date, the Company has granted stock options, restricted stock awards, RSUs and SARs. During the nine months ended September 30, 2013 there were no grants, exercises or cancelations of SARs.

Stock-based compensation costs are based on the fair value calculated utilizing the Black-Scholes-Merton option pricing model on the date of grant. The fair value of stock awards, with consideration given to estimated forfeitures, is recognized as compensation expense on a straight-line basis over the vesting period of the grants.

In June 2013, the Company’s stockholders approved an additional 3.6 million shares of common stock available for grants under the Amended and Restated 2011 Equity Incentive Plan (the 2011 Plan) and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP) with 250,000 shares of common stock available to be issued. As of September 30, 2013, 2,950,714 shares of common stock remain available for future grants under the 2011 Plan and 250,000 shares are available to be issued under the ESPP.

Stock Options

In general, stock options granted prior to December 31, 2010 vest over a three year period, with one-third of the underlying shares vesting on each anniversary of grant, and have a ten year term. Beginning in January 2011, stock options granted generally vest over a four year period, with one-fourth of the underlying shares vesting after one year and the remaining underlying shares vesting pro-ratably on a monthly basis thereafter, such that the underlying shares will be fully vested after four years.

In June 2013, the Company granted 459,500 stock options with performance-based vesting criteria. The performance criteria are based upon the achievement of certain clinical and regulatory milestones. As of September 30, 2013, the achievement of these performance criteria is not probable and accordingly the Company has not recognized any expense related to these options.

A summary of the Company’s stock option activity with respect to the nine months ended September 30, 2013 follows:

Stock Options	Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,522,522	$11.76
Granted	2,063,396	34.86
Exercised	(196,012)	8.51
Canceled	(239,072)	11.51

Outstanding at September 30, 2013	4,150,834	$23.37	8.71	$99,056,000

Vested at September 30, 2013 and expected to vest	3,395,249	$21.29	8.53	$88,063,000
Exercisable at September 30, 2013	891,157	$11.60	6.95	$31,748,000

The weighted-average fair value per share of stock-based awards granted to employees during the three months ended September 30, 2013 and 2012 was $26.92 and $7.09, respectively, and during the nine months ended September 30, 2013 and 2012 was $23.25 and $6.52, respectively. During the nine months ended September 30, 2013 and 2012, the total intrinsic value of stock options exercised was $5.1 million and $1.0 million, respectively. During the nine months ended September 30, 2013 and 2012, the total grant date fair value of stock options that vested was $3.0 million and $3.2 million, respectively.

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

	Three and Nine months ended September 30,
	2013	2012
Risk-free interest rate	0.7% - 1.4%	0.6% - 1.1%
Expected dividend yield	0%	0%
Expected lives	4.9-5.0 years	5.1-5.3 years
Expected volatility	80.0% - 88.9.%	79.7% - 94.8%

(1)	For the three and nine months ended September 30, 2013, expected volatility was estimated using a blend of calculated volatility of the Company’s common stock over a historical period and implied volatility in exchange-traded options associated with the Company’s common stock. Prior to January 1, 2013, expected volatility was estimated using calculated volatility of the Company’s common stock over a historical period commensurate with the expected term of the option.

Restricted Stock Awards (RSA)

In June 2013, the Company granted 6,000 shares of RSAs to members of its board of directors. These shares vest on the first anniversary of the grant and have a grant date fair value of $34.92 per share. The weighted-average grant-date fair value of RSAs is based on the market price of the Company’s common stock on the date of grant. The following table sets forth RSA activity for the period shown:

	Nine months ended September 30, 2013
	Shares	Weighted Average Grant Date Fair Value per Share
Restricted Stock Awards, beginning of period	4,998	$10.08
Granted	6,000	34.92
Vested	(4,998)	10.08

Restricted Stock Awards, end of period	6,000	34.92

Restricted Stock Units (RSU)

In April 2012, the Company granted 32,377 shares of RSUs to employees in lieu of cash for a portion of the 2012 bonus. In addition, in August 2012, 7,500 RSUs were granted to an officer of the Company. The remaining RSUs at September 30, 2013 will vest by April 2014. The following table sets forth RSU activity for the period shown:

	Nine months ended September 30,
	2013
	Shares	Weighted Average Grant Date Fair Value per Share
Restricted Stock Units, beginning of period	38,260	$6.32
Granted	—	—
Vested	(24,858)	6.81
Canceled	(374)	5.40

Restricted Stock Units, end of period	13,028	$5.40

Employee Stock Purchase Plan (ESPP)

Under the Company’s ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant plan period. The initial 26-month award period will end on August 31, 2015. Each subsequent offering period will begin on March 1 or September 1.

For the three and nine months ended September 30, 2013, the fair value of stock purchase rights ranges from $16.12 to $24.65 per share on 59,563 shares estimated to be purchased during the initial award period. The fair value was estimated using the Black-Scholes-Merton option-pricing model. The Company used a weighted-average stock-price volatility ranging from 84% to 98%, expected option life assumption from 0.7 to 2.2 years and a risk-free interest rate from 0.1% to 0.4%. The Company recorded $0.3 million of stock-based compensation expense for the three and nine months ended September 30, 2013 related to the ESPP.

Stock-based Compensation Expense

A summary of the stock-based compensation expense, including stock options, RSAs, RSUs, SARs, and ESPP rights recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended		Nine months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)		(in thousands)
Research and development	$1,155	$271	$2,409	$783
General and administrative	2,332	421	5,067	1,057

Total	$3,487	$692	$7,476	$1,840

As of September 30, 2013, there was $49.6 million of unrecognized compensation cost related to non-vested share-based compensation arrangements outstanding including stock options, RSAs, RSUs, SARs and ESPP rights. These costs are expected to be recognized over a weighted-average period of 3.2 years.

9. INCOME TAXES

At December 31, 2012, the Company had net deferred tax assets of approximately $114.1 million. The net deferred tax assets are primarily composed of U.S. federal and state tax net operating loss (NOL) carryforwards, U.S. federal and state research and development credit carryforwards and share-based compensation expense. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the Internal Revenue Code rules could limit the future use of its NOL and research and development credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s stock.

10. RESTRUCTURING

In November 2012, the Company notified 21 employees based in Bothell, Washington that they would be terminated as part of the relocation of the Company’s corporate headquarters to Cambridge, Massachusetts. The employees were given various incentives to remain through a transition period which is expected to be completed in 2013. For the nine months ended September 30, 2013, the Company recorded restructuring charges of $0.4 million to research and development expense and $0.3 million to general and administrative expense. All transition costs are expected to be paid in 2013.

Changes in the liability and the balance related to the restructuring plan are as follows:

Nine months ending September 30, 2013
(in thousands)
Balance at December 31, 2012	$185
Restructuring charges	726
Payments	(821)

Balance at September 30, 2013	$90

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

In July 2013, the FASB issued new guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a NOL carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The new guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since the guidance relates only to the presentation of unrecognized tax benefits, the Company does not expect its adoption in January 2014 will have a material effect on its financial position, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding the development and clinical benefits of our product candidates;

•	the results of our research and development efforts and the efficacy of our PMO-based chemistries and other RNA-based technology;

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	the efficacy, potency and utility of our product candidates in the treatment of rare and infectious diseases, and their potential to treat a broad number of human diseases;

•	our expectations regarding the results of preclinical and clinical testing of our product candidates;

•	our expectations regarding the timing for initiating a confirmatory clinical study and for filing a new drug application for eteplirsen;

•	our expectations regarding the timing, completion and receipt of results from our ongoing development programs;

•	the timing of and requirements the Company must comply with to receive any required approvals from the U.S. Food and Drug Administration (FDA) or other regulatory approvals for our products;

•	the effect of regulation by the FDA and other agencies on the Company and development of our product candidates;

•	our expectations regarding the markets for our products;

•	acceptance of our products, if introduced, in the marketplace;

•	the impact of competitive products, product development, commercialization and technological difficulties;

•	our expectations regarding partnering opportunities and other strategic transactions;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our plans to file additional patent applications to enhance and protect our existing intellectual property portfolio;

•	our ability to invalidate some or all of the claims covered by patents issued to competitors;

•	our estimates regarding our future revenues, research and development expenses, other expenses, payments to third parties and changes in staffing levels;

•	our estimates regarding how long our currently available cash and cash equivalents will be sufficient to finance our operations and statements about our future capital needs;

•	our ability to increase the scale of our manufacturing to provide our product to patients in larger scale clinical trials or in potential commercial quantities;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our expectations about funding from government and other sources; and

•	other factors set forth below under the heading “Risk Factors”.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying Duchenne muscular dystrophy (DMD) drug candidates, including our lead product candidate, eteplirsen. We are also focused on developing therapeutics for the treatment of infectious diseases, including our lead infectious disease program aimed at the development of a drug candidate for the Marburg hemorrhagic fever virus. By building our infectious disease programs which are primarily funded and supported by the U.S. Department of Defense (DoD), and leveraging our highly-differentiated, proprietary technology platforms, we are seeking to further develop our research and development competencies and identify additional product candidates.

Our highly-differentiated RNA-based technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD. Eteplirsen is our lead therapeutic candidate for DMD. If we are successful in our development efforts, eteplirsen will address a severe unmet medical need. Last year, we completed a U.S.-based Phase IIb clinical trial for eteplirsen that was initiated in August 2011. Following completion of this study in early 2012, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial. We are working with the FDA to initiate a confirmatory clinical study and submit an NDA filing for eteplirsen although the timing for these is unclear at this time.

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

Since our inception in 1980, we have incurred losses of $534.4 million, substantially all of which resulted from expenditures related to research and development, general and administrative charges and losses on changes in warrant valuation partially offset by revenue generated from research contracts with and grants primarily from the DoD. As of September 30, 2013, we have completed all of our contracts with the DoD except for the July 2010 contract for the development of therapeutics against the Marburg virus. The period of performance for our August 2012 contract with the DoD concluded in the third quarter of 2013. In November 2012 we also entered into an agreement with the EC Health Innovation for development and study related activities for a DMD therapeutic for which minimal revenues have been earned to date. We have not generated any material revenue from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if we do achieve revenue from product sales, we are likely to continue to incur operating losses in the near term.

As of September 30, 2013, we had $281.4 million of cash, cash equivalents and invested cash, comprised of $273.6 million of cash and cash equivalents and $7.8 million of restricted investments, which we believe, taking into consideration our current stock price and outstanding warrants, is sufficient to fund our current operational plan for the next twelve months. Should our funding from the DoD cease or be delayed, we would likely curtail certain infectious disease research and development efforts unless additional funding was obtained. We are also likely to pursue additional cash resources through public or private financings, seeking additional government contracts, and by establishing collaborations or licensing our technology to other companies.

We were originally incorporated in the State of Oregon on July 22, 1980 and on June 6, 2013, we reincorporated in Delaware. Our principal executive offices are located at 215 First Street, Suite 7, Cambridge, MA 02142 and our telephone number is (857) 242-3700. Our common stock trades on The NASDAQ Global Market under the symbol “SRPT.”

Government Contracts

We recognize revenue from government research contracts during the period in which the related expenditures are incurred and present these revenues and related expenses gross in the condensed consolidated financial statements. In the periods presented, substantially all of the revenues generated by us were derived from research contracts with the DoD. As of September 30, 2013, we had completed all of our contracts with the DoD except for the Marburg portion of the July 2010 agreement for the development of therapeutics against Ebola and Marburg viruses.

The following table sets forth the revenue from each of our contracts with the U.S. and E.U. governments and other revenue for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
July 2010 Contract (Ebola and Marburg IV)	$2,444	$7,511	$7,134	$29,844
August 2012 Contract (Intramuscular)	514	50	2,759	50
November 2012 SKIP-NMD Agreement (DMD)	536	—	599	—
July 2013 Children’s National Medical Center	674	—	674	—
Other Agreements	—	13	427	99

Total	$4,168	$7,574	$11,593	$29,993

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

August 2012 Contract (Intramuscular administration)

On August 29, 2012, we were awarded a contract from the DoD, which is also being managed by the JPM-TMT. The contract was awarded for approximately $3.9 million to evaluate the feasibility of an intramuscular route of administration using AVI-7288, our candidate for treatment of Marburg virus. The period of performance for this contract concluded in the third quarter of 2013.

European Union SKIP-NMD Agreement (DMD)

In November 2012, we entered into an agreement for a collaborative research project partially funded by the EC Health Innovation. The agreement provides for approximately $2.5 million for research in certain development and study related activities for a DMD therapeutic and is expected to last approximately three years.

During the nine months ended September 30, 2013, we received $1.3 million in advance payments and recognized $0.6 million of these payments as revenue. Deferred revenue related to the agreement as of September 30, 2013 was $0.7 million. The remaining balance of deferred revenue relates to our sponsored research agreement with Charley’s Fund.

July 2013 Children’s National Medical Center (CNMC) Agreement

In July 2013, we entered into an agreement totaling $1.3 million to provide drug product to CNMC to conduct research related to the Company’s DMD program. During the three and nine months ended September 30, 2013, the Company has recognized $0.7 million as revenue under the agreement.

Other Agreements

For the nine month period ended September 30, 2013, Other Agreements includes $0.4 million in additional revenue from our former U.S. government contract related to H1N1 influenza.

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

We defer recognition of non-refundable upfront fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. As of September 30, 2013, we had deferred revenue of $4.0 million, which represents up-front fees which we will recognize as revenue as we satisfy the outstanding performance obligations.

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

General and Administrative. General and administrative expense consists principally of salaries, benefits, stock-based compensation expense, and related costs for personnel in our executive, finance, legal, information technology, business development, investor relations and human resource functions. Other general and administrative expenses include an allocation of our facility costs and professional fees for legal, consulting and accounting services.

Interest Income and Other, Net. Interest income and other, net, primarily consists of interest on our cash and cash equivalents, interest expense, and rental income. Our cash equivalents consist of money market investments. Interest expense includes interest on our mortgage loan related to the Corvallis property, the substantial portion of which we leased in November 2011. Rental income is from subleasing excess space in some of our facilities.

Loss on Change in Warrant Liability. Warrants issued in connection with our January and August 2009 financings are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities; we are not required to expend any cash to settle these liabilities. The fair market value of these warrants was recorded on the balance sheet at issuance and the warrants are marked to market each financial reporting period, with changes in the fair value recorded as a gain or loss in our statement of operations and comprehensive income (loss). The fair value of the warrants is determined using the Black-Scholes-Merton option-pricing model, which requires the use of significant judgment and estimates related to the inputs used in the model and can result in significant swings in the fair market valuation primarily due to changes in our stock price. For more information, see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations for the Three and Nine months Ended September 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations and comprehensive income (loss) data for each of the periods indicated:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2013	2012		2013	2012
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Revenue	$4,168	$7,574	(45)%	$11,593	$29,993	(61)%
Operating expenses:
Research and development	21,087	10,914	93%	47,833	39,568	21%
General and administrative	8,014	3,565	125%	21,195	9,761	117%

Operating loss	(24,933)	(6,905)	261%	(57,435)	(19,336)	197%
Other income (loss):
Interest income and other, net	63	67	(6)%	281	270	4%
Loss on change in warrant liability	(17,160)	(42,716)	(60)%	(46,011)	(40,154)	15%

Net loss	$(42,030)	$(49,554)	(15)%	$(103,165)	$(59,220)	74%

Basic net loss per share	$(1.24)	$(2.17)		$(3.17)	$(2.61)
Diluted net loss per share	$(1.24)	$(2.17)		$(3.17)	$(2.61)

Revenue

Revenue for the three months ended September 30, 2013 decreased by $3.4 million, or 45%, compared to the three months ended September 30, 2012. The decrease was primarily caused by a $2.8 million decrease in revenue from the Ebola portion of the DoD contract due to the August 2012 stop-work order and the subsequent termination for convenience in October 2012. Additionally, there was a decrease of $2.3 million in revenue associated with the Marburg portion of the DoD contract. The decrease was partially offset by a $1.7 million increase in revenue earned on the IM Marburg government research contract, the EU-SKIP grant agreement and the CNMC agreement.

Revenue for the nine months ended September 30, 2013 decreased by $18.4 million, or 61%, compared to the nine months ended September 30, 2012. The decrease was primarily due to a $12.4 million decrease in revenue from the Ebola portion of the DoD contract as a result of the August 2012 stop-work order and the subsequent termination for convenience in October 2012. Additionally, there was a decrease of $10.3 million in revenue associated with the Marburg portion of the DoD contract. The decrease was partially offset by a $4.3 million increase in revenue earned on the IM Marburg government research contract, the EU-SKIP grant agreement, the CNMC agreement and other revenue related to prior and completed government contracts.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 increased by $10.2 million, or 93%, compared to the three months ended September 30, 2012. The increase was primarily due to a $6.0 million increase in our DMD program costs due to the timing of manufacturing and clinical activities, an increase of $5.8 million in costs of proprietary research, and an increase of $1.7 million in personnel related costs which includes $0.9 million in increased stock-based compensation expense. The increase was partially offset by a $2.1 million decrease in costs under the Ebola portion of the DoD contract due to the August 2012 stop-work order and the subsequent termination for convenience in October 2012, and a decrease of $1.7 million in costs under the Marburg portion of the DoD contract.

Research and development expenses for the nine months ended September 30, 2013 increased by $8.3 million, or 21%, compared to the nine months ended September 30, 2012. The increase was primarily due to a $12.2 million increase in costs of proprietary research which includes $1.0 million in license fees related to an agreement for exclusive rights on certain intellectual property, a $6.6 million increase in our DMD program costs, a $1.9 million increase in costs incurred on the IM government research contract, and an increase of $3.9 million in personnel related costs which includes $1.6 million in increased stock-based compensation expense. The increase in costs was offset by an $8.6 million decrease in costs under the Ebola portion of the DoD contract as a result of the August 2012 stop-work order and the subsequent termination for convenience in October 2012 and a decrease of $8.0 million in costs on the Marburg portion of the DoD contract.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 increased by $4.4 million, or 125%, compared to the three months ended September 30, 2012. The increase in general and administrative expenses is primarily due to a $2.8 million increase in personnel costs including $1.9 million in stock-based compensation from additional headcount, $0.6 million of additional cost associated with facilities and $1.0 million of additional professional services and other costs.

General and administrative expenses for the nine months ended September 30, 2013 increased by $11.4 million, or 117%, compared to the nine months ended September 30, 2012. The increase in general and administrative expenses is primarily due to a $7.8 million increase in personnel costs including $4.0 million in stock-based compensation from additional headcount, $0.8 million of additional cost associated with facilities, $1.5 million of additional professional services and $1.4 million of other costs.

Interest Income and Other, Net

Interest income and other, net, for the three and nine months ended September 30, 2013 remained consistent compared to the three and nine months ended September 30, 2012.

Loss on Change in Warrant Liability

The change in fair value of our warrant liability for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 was primarily attributable to the change in our stock price. See Note 5 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Net Loss

Net loss for the three months ended September 30, 2013 was $42.0 million, compared to net loss of $49.6 million for the three months ended September 30, 2012, a decrease of $7.6 million. The decrease in net loss was primarily due to increased operating losses and offset by the decrease in loss in the change in our warrant liability.

Net loss for the nine months ended September 30, 2013 was $103.2 million, compared to net loss of $59.2 million for the nine months ended September 30, 2012. The increased net loss was primarily due to an increase in operating loss of $38.1 million and a $5.9 million increase in non-operating expense due to the increase in the fair market value of our outstanding warrants. The fair market value of our outstanding warrants is a non-cash expense which is highly impacted by the change in the value of our stock.

Liquidity and Capital Resources

Our principal sources of liquidity are revenue from government research contracts and grants, and equity transactions. As of September 30, 2013, we had $281.4 million of cash, cash equivalents and invested cash, comprised of $273.6 million of cash and cash equivalents and $7.8 million of restricted investments, compared to $187.7 million of cash and cash equivalents at December 31, 2012. The increase during the nine month period ended September 30, 2013 is due primarily to cash provided by sale of approximately 3.4 million shares of our common stock under our ATM financing agreements which generated $125.1 million in net proceeds. In addition, we issued approximately 2.4 million shares of our common stock from the exercise of warrants and options generating $18.9 million in cash. The increase was offset by funds used to operate our business and for investing activities. We believe our available cash, cash equivalents and invested cash is sufficient to fund our current operational plan for the next twelve months.

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

Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and we expect to seek additional financing primarily from, but not limited to, the sale and issuance of equity, debt securities or the licensing or sale of our technology. We cannot assure you that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require it, it would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Historical Trends

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(46,873)	$(22,536)
Investing activities	(10,850)	(722)
Financing activities	143,706	21,341

Increase (Decrease) in cash and cash equivalents	$85,983	$(1,917)

Operating Activities. The increase in the amount of cash used in operating activities of $24.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to an increase in operating loss of $38.1 million driven by lower government contract revenue and higher research and development costs and higher general and administrative costs. In addition to the increase in operating loss, there was a favorable change in operating assets and liabilities of $7.9 million, as well as a $5.6 million increase in stock-based compensation costs, which is a non-cash adjustment to net loss.

Investing Activities. The increase in the amount of cash used in investing activities of $10.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to the purchase of $7.3 million of investments in February 2013 to secure two letters of credit issued in connection with certain manufacturing contracts, and due to the purchase of a $0.6 million investment to secure a letter of credit for a security deposit relating to our Cambridge lease. Also there was an increase in cash used to fund patent costs of $0.7 million and an increase in capital expenditures of $1.7 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Financing Activities. The increase in the amount of cash from financing activities of $122.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the sale of approximately 3.4 million shares of common stock under the 2013 ATM sales agreement which generated $123.0 million in net proceeds, in addition to the sale of approximately 87,000 shares of common stock under the 2012 ATM sales agreement in January 2013 which generated $2.1 million in net proceeds and fully exhausted the sales of our stock available under the 2012 ATM sales agreement. We also received $17.1 million in net proceeds from warrant exercises and $1.7 million from stock option exercises during the nine months ended September 30, 2013 for which we issued approximately 2.4 million shares of additional common stock. During the nine months ended September 30, 2012 we received $21.4 million in net proceeds from sale of common shares and the exercise of warrants and options.

Contractual Obligations

In our continuing operations, we have entered into long-term contractual arrangements for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents non-cancelable contractual obligations arising from these arrangements as of September 30, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt	$1,690	$91	$198	$219	$1,182
Operating leases	29,260	3,791	7,773	8,029	9,667
Purchase obligations (1)	169,648	42,753	87,680	35,650	3,565

Total	$200,598	$46,635	$95,651	$43,898	$14,414

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to us and that specify all significant terms. Purchase obligations relate primarily to our DMD development program.

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

Recent Accounting Pronouncements

See Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item  1 of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At September 30, 2013, we had $281.4 million of cash, cash equivalents and invested cash, comprised of $273.6 million of cash and cash equivalents and $7.8 million of restricted investments, compared to $187.7 million of cash and cash equivalents at December 31, 2012. We do not enter into investments for trading or speculative purposes; our cash equivalents are invested in money market accounts. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to the short term nature of our cash and cash equivalents. A 0.1% decline in interest rates, occurring January 1, 2013 and sustained throughout the period ended September 30, 2013, would have been inconsequential.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including (1) our chief executive officer and (2) our chief financial officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this report, we are not a party to any material legal proceedings with respect to us, our subsidiaries, or any of our material properties. In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints, including matters involving employment, intellectual property, effects from the use of drugs utilizing our technology, or others. Although there are significant inherent uncertainties in connection with these legal matters, management believes the resolution of current matters will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, eteplirsen in DMD, AVI-7288 in Marburg and AVI-7100 in influenza are in active clinical development. AVI 7537 in Ebola is no longer in clinical development as a result of the October 2012 notice we received from the DoD, terminating the program for the development of AVI-7537 for the convenience of the government due to funding constraints. The rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next several years will be devoted to development activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD, our infectious disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. With current resources, we may be restricted or delayed in our ability to develop these and other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including eteplirsen, depends on first receiving required regulatory approvals. It is possible that our product candidates, including eteplirsen, may never receive regulatory approval, including any accelerated approval by the FDA under Subpart H — Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, or any other designations that will expedite the review or approval process for various reasons including: any failure to meet the applicable regulatory requirements to obtain regulatory approval for any of our product candidates including any failure to demonstrate the safety and effectiveness for any of our product candidates, lack of funding, changes in the regulatory landscape, new scientific developments, including the results for clinical trials of competitor drugs, and the FDA’s interpretation and analysis of such developments in connection with our product candidates, manufacturing or other reasons. If we are unable to obtain regulatory approval for any of our current product candidates, it could delay or eliminate any potential product commercialization and product revenue for our Company.

Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Assuming that any of our product candidates receives the required regulatory approvals, commercial success will depend on a number of factors, including:

•	establishment and demonstration of clinical efficacy and safety and acceptance of the same by the medical community;

•	cost-effectiveness of the product;

•	the availability of adequate reimbursement by third parties, including governmental payers such as the Medicare and Medicaid programs, managed care organizations, and private health insurers;

•	the product’s potential advantage over alternative treatment methods;

•	whether the product can be produced in commercial quantities and at acceptable costs;

•	marketing and distribution support for the product; and

•	any exclusivities applicable to the product.

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

To date we have been granted orphan status under the Orphan Drug Act by the FDA for: two of our product candidates in DMD (including eteplirsen), AVI-6002 and AVI-7537 for the treatment of Ebola virus and AVI-6003 and AVI-7288 for the treatment of Marburg virus. Generally, product candidates granted orphan status are provided with seven years of marketing exclusivity by the FDA upon New Drug Application (NDA) approval, meaning the FDA will generally not approve applications for product candidates that contain the same active ingredient and are labeled for the same orphan indication. Even if we are the first to obtain marketing exclusivity through an approval of an orphan product in the United States, there are limited circumstances under which a later product from a competitor may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug

To date we have been granted orphan drug medicinal product designations in the European Union for our lead drug candidate, eteplirsen, and AVI-5038 for the treatment of DMD. Product candidates granted orphan status in Europe can be provided with up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in Europe. Pediatric product candidates may be eligible for an additional two years of marketing exclusivity. Although we may have drug candidates that have or may obtain orphan drug exclusivity in Europe, the orphan designation and associated exclusivity period may be modified for several reasons, including the designation criteria have significantly changed since market authorization of the orphan product, (e.g. product profitability exceeds the criteria for orphan drug designation), there are production or supply problems with the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

We are not guaranteed to receive or maintain orphan status for our current or future product candidates and if our product candidates that have been granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the E.U., our business and results of operations could be materially adversely affected. While orphan drug status for any of our products would provide market exclusivity in the U.S. and Europe, for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug designation. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the E.U. for a product candidate that has the same active ingredient or is a similar medicinal product, respectively, for the same indication as any of our drug candidates for which we plan to file for orphan status. If that were to happen, our orphan drug applications for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the E.U. Further, application of the orphan drug regulations in the United States and Europe is uncertain and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates.

If we are unable to obtain or maintain required regulatory approvals, we will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by state authorities and the FDA in the United States and other regulatory authorities in other countries, with regulations differing from country to country. Marketing of our product candidates in the United States or foreign countries is not permitted until we obtain the required approvals from the FDA or other applicable foreign regulatory authorities. Obtaining marketing approval is generally a lengthy, expensive and uncertain process in the U.S. and other countries and approval is not assured for any of our product candidates.

Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and the determination of when or whether regulatory approval, of any type, will be granted for any product candidate we develop. In this regard, even if we believe data collected from clinical trials of our product candidates are promising and our chemistry, manufacturing and controls (CMC) and related manufacturing processes are satisfactory, the FDA or foreign authorities may disagree with our interpretations and determine such data is not sufficient to accept our application or support approval. Furthermore, the FDA or other foreign regulatory agencies may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval or confirmatory studies for a product candidate. Similarly, the FDA or other foreign regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

In addition, changes in (i) regulatory requirements, (ii) FDA interpretations of scientific developments in diseases targeted by us or our competitors or data and information we submit to the FDA about our product candidates and (iii) FDA guidance and requirements for approval may occur and we may need to amend clinical trial protocols or our approval strategies, including the timing of expected Company filings with the FDA, to reflect or address these changes. These changes or amendments may require us to resubmit our clinical trial protocols to institutional review boards (IRBs) or the FDA for review, which may impact the costs, timing or successful completion of a clinical trial. A therapeutic commercial product utilizing our RNA-based technologies and the manufacturing techniques necessary to produce them at commercial scale have never been approved or validated by any regulatory authority and the FDA may require the Company to make or develop changes in its protocols that will take time, sometimes not estimable, to develop. Changes in the approval process for our product candidates, including those described above, may require additional studies or require the Company to address additional issues or requests that were not originally planned, budgeted for or expected by the Company. Other factors may also impact our ability to obtain or impact the timing of approval for our product candidates, affect the receptiveness of regulators to our compounds, protocols or otherwise impact the regulatory process for our drug candidates including regulatory or other setbacks faced by third parties developing similar compounds or developing drug candidates targeting the same, similar or related diseases as those targeted by our drug candidates. For example, in our most recent meeting with the FDA, based on recent developments in natural history studies and other data from clinical trials for investigational drugs developed by other companies, the FDA indicated it has considerable doubt about the use of dystrophin as a biomarker and questioned the efficacy support provided by the 6MWT in our ongoing open label study. Our exon-skipping therapy uses antisense oligonucleotides and, to date, only one antisense oligonucleotide has been approved by the FDA for systemic use and no product using antisense oligonucleotides for systemic use has been approved for sale in the European Union. We cannot be certain that our technology will meet applicable safety and efficacy standards or that we will be able to comply with all the requirements of regulatory authorities. Due to these factors, among others, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential commercialization or product revenue for any of our product candidates.

We continue to work with the FDA in our pursuit to obtain FDA approval of eteplirsen. The Company believes that the new issues and concerns raised by the FDA at its last meeting with the Company may result in delays in commencing the Company’s confirmatory clinical study as well as its filing of an NDA for eteplirsen. The Company does not currently have enough information at this time to determine the length of such delays. Furthermore, there can be no assurance that any submission or application will be accepted by the FDA (e.g., refusal to file) or that any expedited or regular development, review or approval will be granted on a timely basis, or at all. The FDA or other foreign authorities could also request additional information or meetings with us or require us to conduct further studies or CMC-related work (e.g., a complete response letter) prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for eteplirsen or any of our other product candidates would result in a longer time period for commercialization of such product candidate, could potentially increase the cost of development of such product candidate, could have a material adverse effect on our financial condition and could harm our competitive position in the marketplace.

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

For example, in 2012, we completed Study 201, a U.S.-based Phase IIb 12 person clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. Following completion of this study, we initiated Study 202, an ongoing open label extension study with the same participants from Study 201. These trials were initiated, in part, to further demonstrate efficacy and safety, including the production of dystrophin, and explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. While Studies 201 and 202 met their primary endpoints at weeks 24 and 48 respectively, and results reported for weeks 62, 74, 84 and 96 supported stabilization of disease progression, we cannot assure you that data from the ongoing open label extension study will be sufficient for regulatory approval or will continue to be positive through the remaining study period. If these extension data are not sufficient to demonstrate safety and efficacy to regulators, do not continue to demonstrate safety and efficacy through the remainder of Study 202, or are insufficient to identify a consistently effective dose, we expect we will need to engage in discussions with regulatory authorities about the design and subsequent execution of any further studies that may be required. Regulatory authorities might require more extensive information or preclinical or clinical trials than anticipated. Such clinical trials might include additional open label “extension studies” for all participants, who have previously received eteplirsen, as well as other participants (e.g., non-ambulatory participants), additional placebo-controlled “pivotal” study or studies, or additional trials before conducting a pivotal trial or trials of the product candidate. Any additional requirements for regulatory approval would increase our costs and delay submissions, studies and commercialization of eteplirsen. Even if we conform to any guidance regulatory authorities provide, it does not guarantee receipt of marketing approval, even if we believe our preclinical and clinical trials are successful.

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

We do not currently have the internal ability to manufacture our product candidates in the quantities that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our product candidates and the components of our drug substances. We also need to rely on manufacturers for the production of our product candidates to support our research and development programs. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling and labeling of vials and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce product candidates and their components, fill vials, and store sufficient quantities of our product candidates for research and development programs, clinical trials and potential commercial supply. For each of our eteplirsen, Marburg and other development programs, based on limited capacity for our specialized manufacturing needs we have had to enter into limited or, at times, non-exclusive sole-source agreements with multinational manufacturing firms for the production of the active pharmaceutical ingredients (APIs) for eteplirsen, Marburg and other therapeutics. There are a limited number of companies that can produce APIs in the quantities and with the quality and purity that we require. Establishing a relationship with alternative suppliers can be a lengthy process and might cause delays in our development efforts. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business.

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

We do not yet have all of the agreements necessary for the supply of APIs and raw materials for the production of any of our product candidates in quantities sufficient for the potential commercial demand and we may not be able to establish or maintain sufficient commercial manufacturing arrangements on commercially reasonable terms. Securing commercial quantities of our product candidates and their components from contract manufacturers will require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the development or operation of those facilities due to events such as order delays for equipment or materials, equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates or materials.

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

We rely on U.S. government contracts to support certain research and development programs and for substantially all of our revenue. If the U.S. government fails to fund such programs on a timely basis or at all, or such contracts are terminated, the results of our operations could be materially and adversely affected.

We rely on U.S. government contracts and awards to fund and support certain development programs, including the Marburg program which accounts for substantially all of our current revenue. The funding of U.S. government programs is subject to Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years, as is the case with our DoD contract for the development of our Marburg product candidate. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contracts may be terminated or adjusted by the government, which could have a negative impact on our future revenue under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such a period, or until the regular appropriation bills are passed, delays can occur in government procurement due to lack of funding and such delays can affect our operations during the period of delay. Currently the DoD is operating under such a continuing resolution for U.S. government fiscal year 2013. Additionally, on March 1, 2013, a sequestration went into effect which implements across-the-board cuts to government agencies, totaling $1.2 trillion over 10 years. These cuts are to be split 50-50 between domestic and defense discretionary spending. The DoD had to make $47 billion in cuts before September 30, 2013. These and other potential budget cuts by the government as well as the effects of government shutdowns could have widespread ramifications including on the DoD’s procurement and research and development programs. Sequestration may result in a reduction of funds available for new procurements, but also existing contracts may also be reduced in scope, terminated, or partially terminated. The 2004 Project BioShield Act which created the Special Reserve Fund for use by the Department of Health and Human Services (DHHS) to purchase countermeasures over 10 years mitigates the uncertainty of the annual appropriations process and sequestration, but the $5.6 billion advanced appropriation is rapidly depleting and will expire at the end of U.S. government fiscal year 2013. Thus, the viability of the DHHS and its agencies as a continuing partner and potential customer hinges in part on Congress taking action to replenish the Special Reserve Fund.

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

Even if we successfully complete development of our Marburg and influenza product candidates, the major, if not only, potential purchaser is the U.S. government. The lack of a commercial market makes us reliant upon the U.S. government to determine and communicate the market for biodefense countermeasures and government purchasing is subject to evolving threat assessments and shifting political priorities, which exacerbate market uncertainties. Within the DoD, the war fighter has evolving requirements specifically related to route of administration and time to treat. Until future studies are completed, it is unclear whether our product candidates will successfully meet these requirements. If they do not, the DoD may choose to terminate the contract. With respect to the civilian sector, Marburg and influenza viruses are among the top chemical, biological, radiological and nuclear threats to national security, yet the DHHS has not defined the civilian requirements, making the broader demand for our product candidates uncertain.

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

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010, which were published in The Lancet in July 2011. We have also completed a U.S.-based Phase IIb placebo controlled trial in eteplirsen and announced results in April 2012. Following completion of this study, we initiated an open label extension study with the same participants from the original Phase IIb placebo controlled trial and announced 48-week results on October 3, 2012, 62-week results on December 7, 2012, 74-week results on April 5, 2013, 84-week results on June 19, 2013 and 96-week results on September 26, 2013. We expect to commence additional trials of eteplirsen and other product candidates in the future based on feedback from the FDA . Each of our clinical trials requires the investment of substantial planning, expense and time, and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes including new positions, issues and requests made by the FDA based on scientific developments and data from other drugs being developed by other companies for the treatment of diseases similar to or related to those targeted by our product candidates. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.

We depend on medical institutions and clinical research organizations (CROs), to conduct our clinical trials in compliance with Good Clinical Practice (GCP) and to the extent they fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we have in the past conducted clinical trials in foreign countries and may do so again in the future, which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs, such as DMD and Marburg infection, there are currently no approved drugs to compare against and an agreement about how to measure efficacy has yet to be reached with the FDA and then demonstrated.

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. The FDA or other foreign governmental agencies or we ourselves could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including:

•	Scientific developments and data available for investigational drugs being developed by third parties for the treatment of the same, similar or related diseases to those targeted by our product candidates;

•	deficiencies in the trial design;

•	deficiencies in the conduct of the clinical trial including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	the product candidate may have unforeseen adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;

•	the methods and time required to determine whether the product candidate is effective may take longer than expected;

•	fatalities or other adverse events arising during a clinical trial that may not be related to clinical trial treatments;

•	the product candidate may appear to be no more effective than current therapies;

•	the quality or stability of the product candidate may fail to conform to acceptable standards;

•	our inability to produce or obtain sufficient quantities of the product candidate to complete the trials;

•	our inability to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	our inability to obtain IRB approval to conduct a clinical trial at a prospective site;

•	our inability to obtain regulatory approval to conduct a clinical trial;

•	lack of adequate funding to continue the clinical trial, including the occurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;

•	our inability to recruit and enroll individuals to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications; or

•	our inability to retain participants who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations by regulatory authorities that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to therapies even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in a delay of the program. Negative interpretation of our data by us or regulatory authorities or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by an independent data and safety monitoring board (DSMB) and a DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

We had an operating loss of $57.4 million for the nine months ended September 30, 2013 and incurred an operating loss of $29.7 million for the year ended December 31, 2012. As of September 30, 2013, our accumulated deficit was $534.4 million and substantially all of our revenues to date have been derived from research and development contracts with the DoD. We have not yet generated any material revenue from product sales and have incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure and acquired in-process research and development resulting from two acquisitions. We anticipate that our expenses will increase substantially if and as we:

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

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. To the extent we issue additional equity securities or convertible securities, our existing stockholders could experience substantial dilution in their economic and voting rights. For example, through September 30, 2013, we sold an aggregate of approximately 3.4 million shares of our common stock in connection with our July 2013 ATM equity offering program. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Further, we may also enter into relationships with pharmaceutical or biotechnology companies to perform research and development with respect to our technologies, research programs or to conduct clinical trials and to market our product candidates. Other than pre-clinical collaborations with academic/research institutions and government entities for the development of additional exon-skipping product candidates for the treatment of DMD and a product candidate for the treatment of influenza, we currently do not have a strategic relationship with a third party to perform research or development using our technologies or assist us in funding the continued development and commercialization of any of our programs or product candidates other than that with the U.S. government. Such relationships may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

We may engage in future acquisitions or collaborations with other entities that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses. Potential acquisitions or collaborations with other entities may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Any of these events could substantially harm our potential earnings, financial condition, and operations. Prosensa Holding B.V. (Prosensa), which is developing competitive pipeline products, has rights to patent claims that, absent a license, may preclude us from commercializing eteplirsen in several jurisdictions. Prosensa has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office, and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of our drug eteplirsen in the European Union would infringe on such patent. Both we and Prosensa are appealing the Opposition Division decision given that the decision could have a substantial effect on our businesses and leaves open the possibility that Prosensa or other parties that have rights to such patent could assert that our drug eteplirsen infringes on such patent. The timing and outcome of appeal cannot be predicted or determined as of the date of this report. We are also aware of certain patent claims that Prosensa has rights to, and others that it is pursuing, in other jurisdictions, including Japan and the United States, that may provide the basis for Prosensa or other parties that have rights to these claims to assert that commercialization of our drug eteplirsen in such other jurisdictions would infringe on such claims.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam

Pharmaceuticals, Isis Pharmaceuticals and Santaris Pharma A/S (Santaris) share a focus on RNA-based drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include Prosensa and GlaxoSmtihKline (GSK) and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs.

Although Prosensa/ GSK recently announced that the primary endpoint for their lead DMD drug candidate was not met, we may still face competitive risks arising from the Prosensa/ GSK exon skipping platform and product candidate pipeline, which may include limitations on our ability to gain market share in the DMD space or other diseases targeted by our exon skipping platform and product candidate pipeline.

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

The market prices for, and trading volumes of, securities of biotechnology companies, including our securities, have been historically volatile. For example, during 2012, our stock traded from a low of $3.30 per share to a high of $45.00 per share. As an additional example, we note that on July 24, 2013 our stock price decreased 19% on the same day that we made an announcement regarding eteplirsen and recent communications we had with the FDA. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	The timing of our filings with the regulatory authorities and regulatory decisions and developments including the probability of a decision by the FDA to review eteplirsen on an accelerated or normal pathway, if at all.

•	positive or negative results or regulatory interpretations of testing and clinical trials by ourselves, strategic partners, our competitors or other companies with investigational drugs targeting the same, similar or related diseases to those targeted by our product candidates;

•	delays in entering or failing to enter into strategic relationships with respect to development and/or commercialization of our product candidates or entry into strategic relationships on terms that are not deemed to be favorable to our company;

•	technological innovations or commercial product introductions by ourselves or competitors;

•	changes in government regulations or requirements by regulatory in the approval process;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public concern relating to the commercial value or safety of any of our products;

•	financing, through the issuance of equity or equity linked securities or incurrence of debt, or other corporate transactions;

•	comments by securities analysts;

•	litigation; or

•	general market conditions in our industry or in the economy as a whole.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be very pronounced such as in the case of the impact to our operating results as a result of our warrant offerings in January and August 2009 of which warrants for an aggregate of 1.0 million shares remain outstanding and exercisable as of September 30, 2013. Each of these warrants is classified as a derivative liability and accordingly, the fair value of the warrants is recorded on our condensed consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our condensed consolidated statement of operations and comprehensive income (loss). For example, for the nine months ended September 30, 2013, the impact of the change in fair value of these warrants resulted in a $46.0 million charge in our unaudited condensed consolidated statement of operations and comprehensive income (loss). The fair value of the warrants is determined using the Black-Scholes-Merton option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes-Merton model can result in adjustments to the fair value of the warrants reflected on our balance sheets and, therefore, our statement of operations. Due to the classification of such warrants and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. Additionally, our quarterly operating results may fluctuate due to the variable nature of our revenue and research and development expenses. Specifically, a change in the timing of activities performed in support of our U.S. government research contracts could either accelerate or defer anticipated revenue from period to period. Likewise, our research and development expenses may experience fluctuations as a result of the timing of activities performed in support of our U.S. government research contracts and the timing and magnitude of expenditures incurred in support of our DMD and other proprietary drug development programs. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards and warrants, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards, and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of September 30, 2013, there were 37.5 million shares of common stock outstanding, outstanding awards to purchase 4.3 million shares of common stock under various incentive stock plans and outstanding warrants to purchase up to 1.0 million shares of common stock. Additionally, as of September 30, 2013, there were 3.0 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan and 250,000 shares of common stock remain available for issuance under the Company’s 2013 Employee Stock Purchase Plan. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 7, 2013, the Company separately entered into the Company’s standard Senior Vice President Change in Control and Severance Agreement (the “Change in Control Agreement”) with Edward Kaye, the Company’s Senior Vice President, Chief Medical Officer.

The Change in Control Agreement provides that if the executive experiences certain terminations during the 12-month period following a change in control, and if the executive delivers to the Company a general release of claims that becomes effective and irrevocable within 60 days following such covered termination, then in addition to any accrued but unpaid salary, bonus, vacation and expense reimbursement payable in accordance with applicable law, the Company shall provide such executive with the following: (i) cash payment equal to 18 months of such executive’s base salary at the rate in effect immediately prior to such executive’s termination of employment payable in a cash lump sum, less applicable withholdings; (ii) cash payment equal to 100% of his annual target bonus assuming achievement of performance goals at 100% payable in a cash lump sum, less applicable withholdings; (iii) accelerated vesting on 100% of his outstanding and unvested equity awards; and (iv) if such executive elects to receive continued healthcare coverage pursuant to the provisions of COBRA, the Company shall directly pay, or reimburse such executive for, the premium for such executive and his covered dependents through the earlier of (a) the 18-month anniversary of the date of his termination of employment and (b) the date he and his covered dependents, if any, become eligible for healthcare coverage under another employer’s plan(s).

The foregoing description of the terms of the Change in Control Agreement does not purport to be a complete description and is qualified in its entirety by reference to the form of Senior Vice President Change in Control and Severance Agreement that is filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAREPTA THERAPEUTICS, INC.

Date: November 12, 2013	By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X