Form 10-Q
period 2014-06-30
Sarepta Therapeutics, Inc.
filed 2014-08-07
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	40,923,746
(Class)	(Outstanding as of July 31, 2014)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	As of June 30, 2014	As of December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$102,754	$256,965
Short-term investments	176,785	—
Accounts receivable	5,226	3,530
Restricted investments	4,000	7,250
Other current assets	15,906	3,061

Total Current Assets	304,671	270,806

Restricted investments	647	647
Property and equipment, net of accumulated depreciation and amortization of $17,945 and $17,328 as of June 30, 2014 and December 31, 2013, respectively	20,163	15,049
Patent costs, net of accumulated amortization of $1,853 and $1,622 as of June 30, 2014 and December 31, 2013, respectively	5,387	5,042
Other assets	6,441	25

Total Assets	$337,309	$291,569

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,309	$8,080
Accrued expenses	13,839	14,601
Current portion of long-term debt	96	92
Warrant liability	9,826	9,006
Deferred revenue	3,303	3,299
Other liabilities	1,031	888

Total Current Liabilities	29,404	35,966

Long-term debt	1,525	1,576
Deferred rent and other long-term liabilities	6,459	6,835

Total Liabilities	37,388	44,377

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; 40,799,692 and 37,751,920 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	905,335	790,424
Accumulated other comprehensive loss	(35)	—
Accumulated deficit	(605,383)	(543,236)

Total Stockholders’ Equity	299,921	247,192

Total Liabilities and Stockholders’ Equity	$337,309	$291,569

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue from research contracts and other grants	$2,583	$2,951	$8,671	$7,425
Operating expenses:
Research and development	20,641	12,984	41,547	26,746
General and administrative	12,213	7,054	22,516	13,181

Operating loss	(30,271)	(17,087)	(55,392)	(32,502)

Other income (loss):
Interest income (expense) and other, net	181	(19)	280	218
Loss on change in warrant valuation	(3,784)	(1,945)	(7,035)	(28,851)

Total other loss	(3,603)	(1,964)	(6,755)	(28,633)

Net loss	$(33,874)	$(19,051)	$(62,147)	$(61,135)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	24	—	(35)	—

Total other comprehensive income (loss)	24	—	(35)	—

Comprehensive loss	$(33,850)	$(19,051)	$(62,182)	$(61,135)

Net loss per share — basic and diluted	$(0.85)	$(0.60)	$(1.60)	$(1.92)

Weighted average number of common stock outstanding for computing basic and diluted net loss per share	39,862	31,984	38,847	31,899

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(62,147)	$(61,135)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,483	711
Amortization of premium on available-for-sale securities	1,127	—
Loss on abandonment of patents	52	334
Stock-based compensation	9,929	3,989
Loss on change in warrant valuation	7,035	28,851
Changes in operating assets and liabilities, net:
Net (increase) decrease in accounts receivable and other assets	(20,957)	549
Net decrease in accounts payable, accrued expenses and other liabilities	(4,291)	(294)

Net cash used in operating activities	(67,769)	(26,995)

Cash flows from investing activities:
Release and maturity of restricted investments	3,250	—
Purchase of restricted investments	—	(7,807)
Purchase of property and equipment	(9,841)	(435)
Patent costs	(628)	(931)
Purchase of available-for-sale securities	(226,616)	—
Maturity of available-for-sale securities	48,669	—

Net cash used in investing activities	(185,166)	(9,173)

Cash flows from financing activities:
Proceeds from exercise of options and warrants and the sale of common stock, net of offering costs	98,771	4,915
Repayments of long-term debt	(47)	(45)
Other financing activities, net	—	(178)

Net cash provided by financing activities	98,724	4,692

Decrease in cash and cash equivalents	(154,211)	(31,476)
Cash and cash equivalents:
Beginning of period	256,965	187,661

End of period	$102,754	$156,185

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40	$102
Supplemental schedule of non-cash investing activities and financing activities:
Issuance of common stock in satisfaction of warrants and other liabilities	$6,215	$14,928
Tenant improvements paid by landlord	$65	$—
Property and equipment included in accrued expenses	$422	$—
Receivable for warrants exercised	$—	$2,624

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS AND BASIS OF PRESENTATION

Business

Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries (“Sarepta” or the “Company”) is a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying its proprietary platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. The Company is focused on advancing the development of its Duchenne muscular dystrophy (“DMD”) drug candidates, including its lead product candidate, eteplirsen, for which the Company is currently conducting an ongoing open label extension study following completion of its initial Phase IIb clinical trials. The Company is also developing therapeutics for the treatment of infectious diseases.

The Company has not generated any material revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if the Company does achieve revenue from product sales, it is likely to continue to incur operating losses in the near term.

As of June 30, 2014, the Company had $284.2 million of cash, cash equivalents and investments, consisting of $102.8 million of cash and cash equivalents, $176.8 million of short-term investments and $4.6 million of restricted investments. The Company believes that its balance of cash, cash equivalents and investments is sufficient to fund its current operational plan for the next twelve months. The government contract under which the Marburg drug candidate was being developed expired in July 2014 and the Company is currently evaluating options to continue advancing its Marburg candidate and other infectious disease research and development efforts. The Company may pursue additional cash resources through public or private financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), reflect the accounts of Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Reclassification

The Company has revised the presentation as well as the caption of certain current liabilities within the unaudited condensed consolidated balance sheets to conform to the current period presentation. “Accrued liabilities” of $9.6 million as of December 31, 2013 is reclassified from “accounts payable” and grouped with “accrued employee compensation” of $5.0 million. “Accrued liabilities” and “accrued employee compensation” are presented as “accrued expenses” on the unaudited condensed consolidated balance sheets. This revision had no impact on total current liabilities or total liabilities.

2. RECENT ACCOUNTING PRONOUNCEMENTS

                In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12 which requires that companies that issue stock-based awards treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU No. 2014-12 is effective for fiscal years after December 15, 2015, with early adoption permitted. The Company has elected to adopt this ASU early but does not expect the adoption of this guidance to have a material effect on its consolidated financial statements as the performance targets of the Company’s stock-based awards with performance conditions must be achieved prior to the end of the requisite service period.

In June 2014, the FASB issued ASU No. 2014-10, which eliminates the concept of a development stage entity (“DSE”), in its entirety from U.S. GAAP. Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there have been no significant revenues generated from that business. Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Retrospective application is required for the elimination of incremental DSE disclosures. Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception. The Company has elected to adopt this ASU early and, therefore, has eliminated the incremental disclosures previously required of DSEs, starting with this Quarterly Report on Form 10-Q.

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. Under the new guidance, a company is required to recognize revenue when it transfers goods or renders services to customers at an amount that it expects to be entitled to in exchange for these goods or services. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, which amends guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. This guidance is effective prospectively for fiscal years beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

The Company’s accounts receivable primarily arise from government research contracts and other grants. They are generally stated at invoiced amount and do not bear interest. Because the accounts receivable are primarily from government agencies and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. As of June 30, 2014 and December 31, 2013, the accounts receivable balance included unbilled receivables of $3.9 million and $2.4 million, respectively. Approximately $2.5 million of the unbilled receivables as of June 30, 2014 are subject to government audit and will not be collected until the completion of the audit.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$277	$277	$—	$—
Commercial paper	20,650	—	20,650
Government and government agency bonds	92,178	—	92,178	—
Corporate bonds	71,207	—	71,207	—
Certificates of deposit	4,647	4,647	—	—

Total assets	$188,959	$4,924	$184,035	$—

	Fair Value Measurement as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$185,000	$185,000	$—	$—
Certificates of deposit	7,897	7,897	—	—

Total assets	$192,897	$192,897	$—	$—

	Fair Value Measurement as of June 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$9,826	$—	$—	$9,826

Total liabilities	$9,826	$—	$—	$9,826

	Fair Value Measurement as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Warrants	$9,006	$—	$—	$9,006

Total liabilities	$9,006	$—	$—	$9,006

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds and corporate bonds. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing market observable data.

The Company’s liabilities with fair value categorized as Level 3 within the fair value hierarchy consist of warrants issued in January and August 2009. The fair value of these liabilities is determined using the Black-Scholes-Merton option-pricing model, which requires the use of significant judgment and estimates for the inputs in the model. For additional information related to the determination of fair value of warrants and a reconciliation of changes in fair value, please read Note 6, Warrants of the unaudited condensed consolidated financial statements.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value based on market activity for other debt instruments with similar characteristics and comparable risk.

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$95,504	$—	$—	$95,504
Commercial paper	20,649	1	—	20,650
Government and government agency bonds	92,198	3	(23)	92,178
Corporate bonds	71,223	5	(21)	71,207

Total	$279,574	$9	$(44)	$279,539

As reported:
Cash and cash equivalents	102,754	—	—	102,754
Short-term investments	176,820	9	(44)	176,785

Total	$279,574	$9	$(44)	$279,539

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$256,965	$—	$—	$256,965

Total	$256,965	$—	$—	$256,965

As reported:
Cash and cash equivalents	$256,965	$—	$—	$256,965

Total	$256,965	$—	$—	$256,965

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

The outstanding warrants classified as liabilities are recorded on the unaudited condensed consolidated balance sheets and are adjusted to fair value at each financial reporting period, with changes in the fair value being recorded as “Loss on change in warrant valuation” in the unaudited condensed consolidated statements of operations and comprehensive loss. Fair value is determined using the Black-Scholes-Merton option-pricing model, which requires the use of significant judgment and estimates for the inputs used in the model.

The following table reflects the assumptions for each of the periods indicated:

	As of June 30, 2014	As of December 31, 2013
Risk-free interest rate (1)	Less than 0.1%	0.1%
Expected dividend yield (2)	0%	0%
Expected lives (3)	0.1 – 0.2 years	0.6 – 0.7 years
Expected volatility (4)	48.2 – 62.1%	95.5%
Shares underlying warrants classified as liabilities	501,494	791,508
Market value of stock at beginning of the period	$20.37	$25.80
Market value of stock at end of the period	$29.79	$20.37

(1)	The risk-free interest rate is estimated using an average of U.S. Treasury bill interest rates that correlate to the prevailing interest rates at the valuation date.
(2)	The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends prior to the expiration of the warrants.
(3)	The expected lives are based on the remaining contractual lives of the related warrants at the valuation date.
(4)	The expected volatility is estimated using implied volatility in exchange-traded options associated with the Company’s common stock.

The amounts estimated according to the Black-Scholes-Merton option-pricing model may not be indicative of the actual values realized upon the exercise of these warrants by the holders.

The following table summarizes the reconciliation of the change in value of the Company’s liability classified warrants for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of the period	$9,213	$91,077	$9,006	$65,193
Increase in value of warrants	3,784	1,945	7,035	28,851
Reclassification to stockholders’ equity upon exercise of warrants	(3,171)	(13,906)	(6,215)	(14,928)

Balance at end of the period	$9,826	$79,116	$9,826	$79,116

The following table summarizes the Company’s warrant activity for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding at beginning of the period	633,740	$9.92	3,093,676	$8.49	791,508	$10.50	3,127,618	$8.48
Exercised	(132,246)	8.87	(464,753)	8.94	(290,014)	9.80	(498,695)	8.89

Warrants outstanding at end of the period	501,494	$10.20	2,628,923	$8.41	501,494	$10.20	2,628,923	$8.41

Warrants exercisable at end of the period	501,494	$10.20	2,628,923	$8.41	501,494	$10.20	2,628,923	$8.41

The following table summarizes the Company’s warrants outstanding at June 30, 2014:

Issue Date	Exercise Price	Outstanding Warrants	Expiration Date
1/30/2009	$6.96	65,325	7/30/2014
8/25/2009	$10.68	436,169	8/31/2014

7. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Accrued contract manufacturing costs	$2,941	$1,414
Accrued facility-related costs	556	2,843
Accrued contract research costs	2,240	2,785
Accrued employee compensation costs	3,932	5,048
Accrued professional fees	3,440	1,235
Others	730	1,276

Total accrued expenses	$13,839	$14,601

8. EQUITY FINANCING

On April 29, 2014, the Company sold 2,650,000 shares of common stock at an offering price of $38.00 per share. The Company received aggregate net proceeds of approximately $94.5 million, after deducting the underwriting discounts and offering related transaction costs.

In January 2013, the Company sold approximately 87,000 shares of common stock through its At-The-Market offering that originally commenced in September 2012 (the “2012 ATM”). The sales in January 2013 generated $2.1 million in net proceeds and fully exhausted the sales of stock available under the 2012 ATM sales agreement.

9. GOVERNMENT CONTRACTS

The Company recognizes revenue from U.S. and European Union (E.U.) government research contracts and other grants during the period in which the related expenditures are incurred and presents revenue and related expenses gross in the unaudited condensed consolidated statements of operations and comprehensive loss. In the periods presented, substantially all of the revenue generated by the Company was derived from government research contracts.

The following table summarizes the revenue for each of the Company’s contracts with the U.S. and E.U. governments for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
July 2010 Contract (Ebola and Marburg IV)	$1,709	$2,076	$5,773	$4,690
August 2012 Contract (Intramuscular)	—	439	—	2,245
November 2012 SKIP-NMD Agreement (DMD)	24	9	1,389	63
July 2013 Children’s National Medical Center (DMD)	—	—	659	—
Carolinas Medical Center Agreement (DMD)	850	—	850	—
Other Agreements	—	427	—	427

Total	$2,583	$2,951	$8,671	$7,425

July 2010 Contract (Ebola and Marburg Intravenous administration)

In July 2010, the Company was awarded the Department of Defense (“DoD”) contract managed by its Joint Project Manager Medical Countermeasure Systems (“JPM-MCS”) program for the advanced development of its hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against Ebola and Marburg viruses, respectively. In February 2012, the Company announced that it received permission from the U.S. Food and Drug Administration (“FDA”) to proceed with a single oligomer from AVI-7288, one of the two components that make up AVI-6003, as the lead product candidate against Marburg virus infection. In August 2012, the Company received a stop-work order related to the Ebola virus portion of the contract and, in October 2012, the DoD terminated the Ebola portion of the contract for the convenience of the government due to government funding constraints.

The Marburg portion of the contract is structured into four segments and has an aggregate remaining period of performance spanning approximately four years if the DoD exercises its options for all segments. Activities under the first segment began in July 2010 and included preclinical studies and Phase I studies in healthy volunteers. In February 2014, the Company announced positive safety results from the Phase I multiple ascending dose study of AVI-7288. However, in July 2014, the contract expired.

For the three months ended June 30, 2014 and 2013, the Company recognized $1.7 million and $2.1 million, respectively, as revenue under this agreement. For the six months ended June 30, 2014 and 2013, the Company recognized $5.8 million and $4.7 million, respectively, as revenue under this agreement. Due to the expiration of the contract, only revenue for contract finalization, if any, is expected in the future.

August 2012 Agreement (Intramuscular)

In August 2012, the Company was awarded a contract from the JPM-MCS program. The contract was for approximately $3.9 million to evaluate the feasibility of an intramuscular route of administration using AVI-7288, the Company’s candidate for treatment of Marburg virus. The period of performance for this contract concluded in the third quarter of 2013. Accordingly, no revenue was recognized since the conclusion of the contract. For the three and six months ended June 30, 2013, the Company recognized $0.4 million and $2.2 million, respectively, as revenue under this agreement.

European Union SKIP-NMD Agreement (DMD)

In November 2012, the Company entered into an agreement for a collaborative research project partially funded by the E.U. Health Innovation. The agreement provides for approximately $2.5 million for research in certain development and study related activities for a DMD therapeutic. For each of the three months ended June 30, 2014 and 2013, the Company recognized less than $100 thousand as revenue under this agreement. For the six months ended June 30, 2014 and 2013, the Company recognized $1.4 million and less than $100 thousand, respectively, as revenue under this agreement. The majority of the revenue under this contract has been recognized as of June 30, 2014 and only revenue for contract finalization, if any, is expected in the future.

July 2013 Children’s National Medical Center (“CNMC”) Agreement (DMD)

In July 2013, the Company entered into an agreement totaling $1.3 million to provide drug products to CNMC to conduct research related to one of the Company’s DMD programs. No revenue was recognized under this agreement for the three months ended June 30, 2014 or the three and six months ended June 30, 2013. For the six months ended June 30, 2014, the Company recognized revenue of $0.7 million. Revenue under this agreement was fully recognized as of March 31, 2014.

Carolinas Medical Center (“CMC”) Agreement (DMD)

The Company entered into a collaboration agreement with CMC to co-develop one of the Company’s DMD programs. Under the agreement, CMC was obligated to reimburse certain preclinical costs incurred by the Company. All preclinical work was completed and the Company recognized revenue of $0.9 million for the three and six months ended June 30, 2014.

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

Stock Options

The Company has granted stock options with both service- and performance-based criteria. In general, stock options granted vest over four years and have a ten-year term. Through the filing of an Investigational New Drug (“IND”) application during the period, 20% of performance awards were triggered to be eligible to vest subject to the remaining service conditions of the awards. Accordingly, the Company has recognized approximately $0.6 million in stock-based compensation expense related to the options with performance-based criteria.

The following table summarizes the Company’s stock option activity for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Grants outstanding at beginning of the period	5,273,338	$24.27	2,694,678	$13.35	4,190,367	$23.46	2,522,522	$11.76
Granted	117,770	33.75	1,511,850	34.95	1,303,035	27.45	1,754,170	34.10
Exercised	(26,025)	14.64	(55,157)	7.63	(74,604)	11.87	(119,547)	8.35
Canceled or expired	(136,710)	23.11	(175,182)	9.43	(190,425)	25.13	(180,956)	9.60

Grants outstanding at end of the period	5,228,373	24.56	3,976,189	$21.82	5,228,373	24.56	3,976,189	$21.82

Grants exercisable at end of the period	1,642,252	17.75	714,247	$11.81	1,642,252	17.75	714,247	$11.81

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate (1)	1.5 – 1.7%	0.7 – 1.4%	1.5 – 1.7%	0.7 – 1.4%
Expected dividend yield (2)	0%	0%	0%	0%
Expected lives (3)	4.9 years	5.0 years	4.9 years	5.0 years
Expected volatility (4)	93.0%	80.0 – 84.1%	93.0 – 95.4%	80.0 – 84.1%

(1)	The risk-free interest rate is estimated using an average of Treasury bill interest rates over a historical period commensurate with the expected term of the option that correlates to the prevailing interest rates at the time of grant.
(2)	The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future.
(3)	The expected lives are estimated using expected and historical exercise behavior.
(4)	The expected volatility is estimated using a blend of calculated volatility of the Company’s common stock over a historical period and implied volatility in exchange-traded options of the Company’s common stock.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Grants outstanding at beginning of the period	12,000	$31.98	4,998	$10.08	6,000	$34.92	4,998	$10.08
Granted	—	—	6,000	34.92	6,000	29.03	6,000	34.92
Vested	(6,000)	34.92	—	—	(6,000)	$34.92	—	—

Grants outstanding at end of the period	6,000	$29.03	10,998	23.63	6,000	29.03	10,998	$23.63

Restricted Stock Units (“RSU”)

The Company granted RSUs to employees in 2012. The weighted-average grant date fair value of RSUs is based on the market price of the Company’s common stock on the date of grant. The fair value is amortized to stock-based compensation expense on a straight-line basis over the vesting period of the grants. The following table summarizes the Company’s RSU activity for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Grants outstanding at beginning of the period	6,507	$5.40	37,998	$6.33	6,507	$5.40	38,260	$6.32
Vested	(6,507)	5.40	(24,594)	6.83	(6,507)	5.40	(24,594)	6.83
Canceled or expired	—	—	(79)	7.16	—	—	(341)	5.40

Grants outstanding at end of the period	0	0	13,325	$5.40	0	0	13,325	$5.40

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

	For the Three and Six Months Ended June 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Grants outstanding at beginning of the period	170,000	$18.18	170,000	$18.18

Grants outstanding at end of the period	170,000	$18.18	170,000	$18.18

Grants exercisable at end of the period	71,666	$17.69	—	$18.18

Employee Stock Purchase Plan (“ESPP”)

Under the Company’s ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant plan period. The fair values of stock purchase rights are estimated using the Black-Scholes-Merton option-pricing model. The 24-month award period will end on February 29, 2016. For the purchase period ended February 28, 2014, 21,774 shares of the Company’s common stock were purchased for total proceeds of $0.5 million.

Stock-based Compensation Expense

For the three months ended June 30, 2014 and 2013, total stock-based compensation expense was $5.6 million and $2.3 million, respectively. For the six months ended June 30, 2014 and 2013, total stock-based compensation expense was $9.9 million and $4.0 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Research and development	$2,345	$724	$4,218	$1,254
General and administrative	3,242	1,594	5,711	2,735

Total	$5,587	$2,318	$9,929	$3,989

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	$5,042	$2,032	$8,953	$3,433
Restricted stock awards	72	27	136	39
Restricted stock units	5	111	1	228
Stock appreciation rights	146	148	293	289
Employee stock purchase plan	322	—	546	—

Total	$5,587	$2,318	$9,929	$3,989

11. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company recorded a net loss for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net loss	$(33,874)	$(19,051)	$(62,147)	$(61,135)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of common stock outstanding for computing basic net loss per share	39,862	31,984	38,847	31,899
Dilutive effect of outstanding warrants and stock awards after application of the treasury stock method*	—	—	—	—
Weighted-average number of common stock outstanding for computing diluted net loss per share	39,862	31,984	38,847	31,899
Net loss per share — basic and diluted	$(0.85)	$(0.60)	$(1.60)	$(1.92)

*	For the three and six months ended June 30, 2014 and 2013, warrants, stock options, restricted stock awards, restricted stock units and stock appreciation rights to purchase approximately 5,905,867 and 6,788,000 shares of common stock were excluded from the net loss per share calculation, respectively, as their effect would have been anti-dilutive.

12. INCOME TAXES

As of December 31, 2013, the Company had gross deferred tax assets of $133.6 million primarily from U.S. federal and state net operating loss (“NOL”) carryforwards, U.S. federal and state research and development credit carryforwards, stock-based compensation expense and intangibles. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the Internal Revenue Code rules could limit the future use of the Company’s NOL and research and development credit carryforwards to offset future taxable income based on ownership changes and the value of the Company’s common stock.

13. COMMITMENTS AND CONTINGENCIES

Lease Obligations

In June 2013, the Company entered into a lease agreement for its headquarters located in Cambridge, Massachusetts. The agreement calls for a security deposit in the form of a letter of credit totaling $0.6 million. The Company purchased a certificate of deposit (“CD”) to meet the requirement and it was recorded as a long-term restricted investment in the unaudited condensed consolidated balance sheets as of June 30, 2014. The initial term of the lease agreement is for seven years with an average annual base rent of approximately $2.4 million.

In November 2013, the Company entered into the first amendment of its lease agreement for its headquarters located in Cambridge, Massachusetts. The amendment modified the original lease to add an additional 15,077 square feet to its original space, increasing its total rental space for its headquarters to 61,453 square feet. The amendment calls for additional annual base rent of approximately $0.5 million, subject to a 2.5% annual increase. In January 2014, the Company entered into an agreement to sublease the 15,077 square feet of office space to an unrelated third party for an 18-month term with a total base rent of approximately $0.7 million.

In June 2014, the Company entered into an agreement to sublease from an unrelated third party 10,939 square feet of office space with a term of less than 7 years and an annual base rent of approximately $0.3 million.

The Company also leases laboratory and office space in Corvallis, Oregon. The annual base rent at the Corvallis, Oregon facility is approximately $0.9 million, excluding other occupancy costs, and is subject to an annual increase of 3%.

For the three months ended June 30, 2014 and 2013, rent expense and occupancy costs under all leases totaled $0.9 million and $0.7 million, respectively. For the six months ended June 30, 2014 and 2013, rent expense and occupancy costs under all leases totaled $2.0 million and $1.3 million, respectively. The aggregate non-cancelable future minimum payments under leases were as follows:

As of June 30, 2014 (in thousands)
2014 (6 months)	$1,860
2015	4,026
2016	4,169
2017	4,271
2018	4,374
Thereafter	9,566

Total minimum lease payments	$28,266

Royalty Obligations

The Company has license agreements for which it is obligated to pay minimum royalties if the Company does not terminate the relevant agreement. The notice period to terminate these agreements is six months or less. For each of the three and six months ended June 30, 2014 and 2013, royalty payments under these agreements were less than $100 thousand.

The Company is also obligated to pay royalties upon the net sales of DMD products. The royalty rates are in the low to mid- single-digit percentages for both inside and outside the United States. For example, under the agreement with Charley’s Fund, Inc. signed in October 2007, the Company is obligated to pay a mid-single-digit percentage royalty on the net sales of any product developed pursuant to the agreement with Charley’s Fund up to a maximum of $3.4 million. In May 2003, the Company entered into a collaboration and license agreement with Ercole Biotechnology, Inc. and Isis Pharmaceuticals, Inc. (“Isis-Ercole”). The range of percentage of royalty payments under this agreement, should such payments ever be made, is from a fraction of a percent to mid-single-digit percentages.

Milestone Obligations

The Company has license agreements for which it is obligated to pay development and commercial milestones as a product candidate proceeds from the filing of an IND application through approval for commercial sale. There were no significant milestone payments under these agreements for the three or six months ended June 30, 2014 and 2013, respectively.

Under the collaboration and license agreement with Isis-Ercole, the Company may be obligated to make up to $23.4 million in milestone payments. As of June 30, 2014, the Company has not made any payments under this agreement and is not under any current obligation to make any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied. Subject to the satisfaction of certain milestones triggering the obligation to make any such payments, Isis may be obligated to make milestone payments to the Company of up to $21.1 million in the aggregate for each product developed under a licensed patent under this agreement. As of June 30, 2014, Isis has not made and is not under any current obligation to make any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied.

In April 2013, the Company and the University of Western Australia (“UWA”) entered into an agreement under which an existing exclusive license agreement between the Company and UWA was amended and restated. Under the terms of this agreement, UWA granted the Company an exclusive license to certain UWA intellectual property rights in exchange for up to $7.1 million in up-front, development and commercial milestone payments. For the three and six months ended June 30, 2014 and 2013, the Company recognized $0 and $1.0 million, respectively, relating to certain up-front payments required under the agreement as research and development expense in the unaudited condensed consolidated statement of operations and comprehensive loss.

In March 2014, the Company entered into a patent assignment agreement with a group of scientists (collectively, “Assignors”). Under the terms of the agreement, the Assignors transferred to the Company all rights, title and interest in certain patent rights as well as technical information related to the patents. The Company may be obligated to make up to $2.7 million in development and commercial milestone payments. For the three and six months ended June 30, 2014, the Company recorded $0 and $0.3 million, respectively, relating to an up-front payment as research and development expense in the unaudited condensed consolidated statement of operations and comprehensive loss.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. Plaintiffs’ consolidated amended complaint, filed on July 21, 2014, seeks to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleges that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta intends to file a motion to dismiss the consolidated amended complaint on or before August 18, 2014. Given the relatively early stages of the proceedings in the above mentioned purported claims, at this time, no assessment can be made as to the likely outcome of these claims or whether the outcomes would have a material impact on the Company.

Purchase Commitments

The Company has entered into long-term contractual arrangements from time to time for the provision of goods and services. The following table presents non-cancelable contractual obligations arising from these arrangements:

As of June 30, 2014 (in thousands)
2014 (6 months)	$38,215
2015	42,778
2016	40,188
2017	23,940
2018	5,704

Total purchase commitments	$150,825

In February 2013, the Company issued two letters of credit totaling $7.3 million to a contract manufacturer in connection with certain manufacturing agreements. The obligations secured by the letters of credit are fulfilled upon payment for certain minimum volume commitments and construction milestones. To meet the requirement of the letters of credit, the Company purchased $7.3 million in CDs. One CD in the amount of $3.3 million was released and matured during the second quarter of 2014 and the other in the amount of $4.0 million with a July 2014 maturity date was recorded as a restricted investment in the unaudited condensed consolidated balance sheets as of June 30, 2014. If the minimum volume commitments have not occurred when the CD matures, the letter of credit will be extended.

14. SUBSEQUENT EVENT

On May 22, 2014, the Company entered into a Purchase and Sales Agreement with Eisai, Inc. to acquire certain real and personal property located in Andover, Massachusetts. The aggregate purchase price, including certain fees and taxes is approximately $15.0 million, of which approximately $10.0 million was paid at closing and the remaining $5.0 million will be paid in two installments by July 15, 2015 and January 15, 2016. On July 15, 2014, the closing of the purchase of the real and personal property was completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding the timing of research, development and preclinical and clinical trial results relating to safety and clinical benefits of our product candidates including eteplirsen, and our phosphorodiamidate-linked morpholino oligomer (“PMO”) chemistries, other RNA-based technology-based chemistries and other RNA-based technology;

•	our expectations regarding our ability to become a leading developer and marketer of RNA-based therapeutics;

•	the potential efficacy, potency and utility of our product candidates in the treatment of rare and infectious diseases, and their potential to treat a broad number of human diseases;

•	our expectations regarding timing and expected results of our product development plans, including our ability to timely run various clinical studies in support of a submission and filing of a new drug application (“NDA”) for eteplirsen with the approval of the U.S. Food and Drug Administration (“FDA”);

•	our expectations regarding the timing, completion and receipt of results from our ongoing development programs for our pipeline of product candidates;

•	the timing of and requirements we must comply with to receive any required approvals from the FDA or other regulatory approvals for our product candidates outside of the United States;

•	the impact of regulations as well as regulatory decisions by the FDA and other regulatory agencies on us, the development of our product candidates and our financial and contractual obligations;

•	our expectations regarding the markets for our product candidates;

•	acceptance of our product candidates, if introduced, in the marketplace;

•	the possible impact of competitive products, product development, manufacturing, commercialization and technological difficulties;

•	our expectations regarding partnering opportunities and other strategic transactions;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our plans and ability to file additional patent applications to enhance and protect our new and existing technologies and programs;

•	our ability to invalidate some or all of the claims of patents issued to competitors and pending patent applications if issued to competitors, and the potential impact of those claims on the potential commercialization of our product candidates;

•	our ability to successfully challenge the patent positions of our competitors and successfully defend our patent positions in the actions that the United States Patent and Trademark Office (the “USPTO”) may take with respect to our patent claims or those of third parties, including with respect to interferences that have been declared between our patents and patent applications held by Prosensa Holding N.V. (Prosensa) relating to eteplirsen and SRP-4053 and our expectations regarding the impact of these interferences on our business plans, including our current commercialization plans for eteplirsen;

•	our estimates regarding how long our currently available cash, cash equivalents and investments will be sufficient to finance our operations and statements about our future capital needs;

•	our ability to timely engage the number of manufacturers with sufficient capability to scale up manufacturing of materials, including subunits, active pharmaceutical ingredients (“API’s”) and drug product, within the time frames needed to provide our product candidates to patients in larger scale clinical trials or in potential commercial quantities for eteplirsen and other product candidates and meet regulatory and company quality control requirements;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	the impact of litigation on us including actions brought by stockholders;

•	our ability to retain key employees needed to execute our business plans and strategies and our expectations regarding our ability to manage the impact of the loss of key employees;

•	our expectations relating to government contracts and receiving funding from government and other sources for the development of product candidates; and

•	other factors set forth below under the heading “Risk Factors”.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of unique RNA-based therapeutics for the treatment of rare and infectious diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-based mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying Duchenne muscular dystrophy (“DMD”) drug candidates, including our lead product candidate, eteplirsen. We are also developing therapeutics for the treatment of infectious diseases, including our infectious disease program aimed at the development of a drug candidate for the Marburg hemorrhagic fever virus.

        Our highly-differentiated RNA-based technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD. Eteplirsen is our lead therapeutic candidate for DMD. If we are successful in our development efforts, eteplirsen will address a severe but unmet medical need. In 2012, we completed a U.S.-based Phase IIb clinical trial for eteplirsen that was initiated in August 2011. Following completion of this study in early 2012, we initiated an open label extension study with the same participants from the original Phase IIb placebo-controlled trial. On April 21, 2014, we announced our plans to file an NDA for eteplirsen for the treatment of DMD by the end of 2014. Additionally, we are working with the FDA to start several additional clinical studies with eteplirsen in exon 51 amenable genotypes and a placebo-controlled study with one or more of our follow-on DMD exon-skipping drug candidates by the end of 2014. We are also leveraging the capabilities of our RNA-based technology platforms to develop therapeutics for the treatment of infectious diseases. However, the government contract under which the Marburg drug candidate was being developed expired in July 2014 and we are currently evaluating options to continue advancing our Marburg candidate and other infectious disease research and development efforts.

The basis for our novel RNA-based therapeutics is our PMO chemistries. Unlike other RNA-based therapeutics, which are often used to down-regulate gene expression, our technologies can be used to selectively up-regulate or down-regulate the production of a target protein, or direct the expression of novel proteins involved in human diseases and disorders. Further, we believe the charge-neutral nature of our PMO-based molecules may have the potential to reduce off-target effects, such as immune stimulatory effects often seen in alternative RNA-based technologies. We believe that our highly-differentiated, novel, proprietary and innovative RNA-based technology platforms, based on charge-neutral morpholino oligomers, may represent a significant improvement over traditional RNA-based technologies.

We have not generated any material revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if we do achieve revenue from product sales, we are likely to continue to incur operating losses in the near term.

As of June 30, 2014, we had $284.2 million of cash, cash equivalents and investments, consisting of $102.8 million of cash and cash equivalents, $176.8 million of short-term investments and $4.6 million of restricted investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for the next twelve months. Without funding from the U.S. government, we would likely curtail certain infectious disease research and development efforts. We may pursue additional cash resources through public or private financings, seek additional government contracts and establish collaborations or license our technology to other companies.

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

Government Contracts

We recognize revenue from government research contracts and other grants during the period in which the related expenditures are incurred and present the revenue and related expenses gross in the unaudited condensed consolidated financial statements. In the periods presented, substantially all of the revenue generated was derived from government contracts.

The following table summarizes the revenue from each of our contracts with the U.S. and European Union (“E.U.”) governments for the each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
July 2010 Contract (Ebola and Marburg IV)	$1,709	$2,076	$5,773	$4,690
August 2012 Contract (Intramuscular)	—	439	—	2,245
November 2012 SKIP-NMD Agreement (DMD)	24	9	1,389	63
July 2013 Children’s National Medical Center (DMD)	—	—	659	—
Carolinas Medical Center Agreement (DMD)	850	—	850	—
Other Agreements	—	427	—	427

Total	$2,583	$2,951	$8,671	$7,425

July 2010 Contract (Ebola and Marburg Intravenous administration)

In July 2010, we were awarded the Department of Defense (“DoD”) contract managed by its Joint Project Manager Medical Countermeasure Systems (“JPM-MCS”) program for the advanced development of our hemorrhagic fever virus therapeutic candidates, AVI-6002 and AVI-6003, against Ebola and Marburg viruses, respectively. In February 2012, we announced that we received permission from the FDA to proceed with a single oligomer from AVI-7288, one of the two components that make up AVI-6003, as the lead product candidate against Marburg virus infection. In August 2012, we received a stop-work order related to the Ebola virus portion of the contract and, in October 2012, the DoD terminated the Ebola portion of the contract for the convenience of the government due to government funding constraints.

The Marburg portion of the contract is structured into four segments and has an aggregate remaining period of performance spanning approximately four years if the DoD exercises its options for all segments. Activities under the first segment began in July 2010 and included preclinical studies and Phase I studies in healthy volunteers. In February 2014, we announced positive safety results from the Phase I multiple ascending dose study of AVI-7288. However, in July 2014, the contract expired.

For the three months ended June 30, 2014 and 2013, we recognized $1.7 million and $2.1 million, respectively, as revenue under this agreement. For the six months ended June 30, 2014 and 2013, we recognized $5.8 million and $4.7 million, respectively, as revenue under this agreement. Due to the expiration of this contract, only revenue for contract finalization, if any, is expected in the future.

August 2012 Agreement (Intramuscular)

In August 2012, we were awarded a contract from the JPM-MCS program. The contract was for approximately $3.9 million to evaluate the feasibility of an intramuscular route of administration using AVI-7288, our candidate for treatment of Marburg virus. The period of performance for this contract concluded in the third quarter of 2013. Accordingly, no revenue was recognized since the conclusion of the contract. For the three and six months ended June 30, 2013, we recognized $0.4 million and $2.2 million, respectively, as revenue under this agreement.

European Union SKIP-NMD Agreement (DMD)

In November 2012, we entered into an agreement for a collaborative research project partially funded by the E.U. Health Innovation. The agreement provides for approximately $2.5 million for research in certain development and study related activities for a DMD therapeutic. For each of the three months ended June 30, 2014 and 2013, we recognized less than $100 thousand as revenue under this agreement. For the six months ended June 30, 2014 and 2013, we recognized $1.4 million and less than $100 thousand, respectively, as revenue under this agreement. The majority of the revenue under this contract has been recognized as of June 30, 2014 and only revenue for contract finalization, if any, is expected in the future.

July 2013 Children’s National Medical Center (“CNMC”) Agreement (DMD)

In July 2013, we entered into an agreement totaling $1.3 million to provide drug products to CNMC to conduct research related to one of our DMD programs. No revenue was recognized under this agreement for the three months ended June 30, 2014 or the three and six months ended June 30, 2013. For the six months ended June 30, 2014, we recognized revenue of $0.7 million. Revenue under this agreement was fully recognized as of March 31, 2014.

Carolinas Medical Center (“CMC”) Agreement (DMD)

We entered into a collaboration agreement with CMC to co-develop one of our DMD programs. Under the agreement, CMC was obligated to reimburse certain preclinical costs incurred by us. All preclinical work was completed and we recognized revenue of $0.9 million for the three and six months ended June 30, 2014.

Key Financial Metrics

Revenue

Government Contract Revenue. Substantially all of our revenue has historically been generated from government research contracts and other grants. We recognize revenue from government research contracts and other grants during the period in which the related expenses are incurred and present such revenue and related expenses gross in the unaudited condensed consolidated financial statements.

We defer recognition of non-refundable up-front fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, such up-front fees are deferred and recognized over the period of continuing involvement. As of June 30, 2014, we had deferred revenue of $3.3 million, which represents up-front fees which we will recognize as revenue as we satisfy the outstanding performance obligations.

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

Future research and development expenses may also increase as our internal projects, such as eteplirsen for DMD, enter later stage clinical development. Preparations for enrolling patients in a confirmatory trial for eteplirsen are under way and the rest of our product candidates are currently in various stages of development. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be ineffective during clinical trials, may take longer to complete clinical trials than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense and rental income. Our cash equivalents and investments consist of commercial paper, government and government agency bonds, corporate bonds, money market investments and certificates of deposit. Interest expense includes interest paid on our mortgage loan related to the Corvallis property, the substantial portion of which we leased to an unrelated third party in November 2011. Rental income is from subleasing excess space in some of our facilities.

Loss on Change in Warrant Valuation. Warrants issued in connection with our January and August 2009 financings are classified as liabilities as opposed to equity due to their settlement terms. These warrants are non-cash liabilities and we are not required to expend any cash to settle these liabilities. The fair value of these warrants was recorded on our unaudited condensed consolidated balance sheets at the date of issuance and the warrants are marked to market at each financial reporting period, with changes in the fair value recorded as “Loss on change in warrant valuation” in our unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants is determined using the Black-Scholes-Merton option-pricing model, which requires the use of significant judgment and estimates related to the inputs used in the model and can result in significant swings in the fair value primarily due to changes in our stock price. For more information, please read Note 6, Warrants of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended June 30, 2014.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2014 and 2013

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,		%	For the Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
	(in thousands, except per share amounts)
Revenue	$2,583	$2,951	(12)%	$8,671	$7,425	17%
Operating expenses:
Research and development	20,641	12,984	59%	41,547	26,746	55%
General and administrative	12,213	7,054	73%	22,516	13,181	71%

Operating loss	(30,271)	(17,087)	77%	(55,392)	(32,502)	70%

Other income (loss):
Interest income (expense) and other, net	181	(19)	(1,053)%	280	218	28%
Loss on change in warrant liability	(3,784)	(1,945)	95%	(7,035)	(28,851)	(76)%

Net loss	$(33,874)	$(19,051)	78%	$(62,147)	$(61,135)	2%

Net loss per share — basic and diluted	$(0.85)	$(0.60)	42%	$(1.60)	$(1.92)	(17)%

Revenue

Revenue for the three months ended June 30, 2014 decreased by $0.4 million, or 12%, compared with the three months ended June 30, 2013. The decrease was primarily driven by a decrease of $0.4 million from the August 2012 agreement which was completed in the third quarter of 2013, $0.4 million from the July 2010 agreement and $0.4 million from a former U.S. government contract related to H1N1 influenza offset by $0.9 million reimbursement from CMC on preclinical costs incurred by us for one of our DMD programs.

Revenue for the six months ended June 30, 2014 increased by $1.2 million, or 17%, compared with the six months ended June 30, 2013. The increase was primarily driven by $1.3 million of clinical activities of the SKIP-NMD agreement, $1.1 million from preclinical and clinical activities of the Marburg portion of the July 2010 agreement, $0.9 million reimbursement from CMC on preclinical costs incurred by us for one of our DMD programs and $0.7 million from the CNMC agreement which started in July 2013. The increase was partially offset by a decrease of $2.2 million from the August 2012 agreement which was completed in the third quarter of 2013 and a decrease of $0.4 million from a former U.S. government contract related to H1N1 influenza.

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

Research and development expenses for the three months ended June 30, 2014 increased by $7.7 million, or 59%, compared with the three months ended June 30, 2013. The increase was primarily driven by preparation for the launch of eteplirsen, should marketing approval ever be obtained, and advancement of our early- and late-stage research and development pipeline. The increase primarily consists of $3.7 million in headcount-related expenses, $2.9 million in our external spend in DMD programs, $0.7 million external regulatory and manufacturing professional fees and $0.4 million in sponsored research studies. Additionally, there was an increase of $0.3 million in rent and depreciation expenses. The increase was partially offset by an up-front payment of $1.0 million made to University of Western Australia (“UWA”) during the second quarter of 2013 and a slight decrease of $0.2 million in our infectious disease programs.

Research and development expenses for the six months ended June 30, 2014 increased by $14.8 million, or 55%, compared with the six months ended June 30, 2013. The increase was primarily driven by preparation of the launch of eteplirsen, should marketing approval ever be obtained, and advancement of our early- and late-stage research and development pipeline. The increase primarily consists of $6.2 million in headcount-related expenses, $5.4 million in our external spend in DMD programs, $1.1 million external regulatory and manufacturing professional fees, $0.6 million in sponsored research studies and $0.3 million of expense recognized in connection with an up-front payment on a patent assignment agreement. Additionally, there was an increase of $1.4 million in rent and depreciation expenses due to construction of our new headquarters in Cambridge, Massachusetts. The increase was partially offset by an up-front payment of $1.0 million made to UWA during the second quarter of 2013 and a decrease of $0.9 million in our infectious disease programs.

The following table summarizes our research and development expenses for the periods indicated:

	For the Three Months Ended June 30,		%	For the Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
	(in thousands)
DMD	$8,998	$6,087	48%	$17,859	$12,426	44%
Infectious diseases	733	930	(21)%	2,744	3,664	(25)%
Internal research and development costs	10,910	5,967	83%	20,944	10,656	97%

Total research and development expenses	$20,641	$12,984	59%	$41,547	$26,746	55%

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 increased by $5.2 million, or 73%, compared with the three months ended June 30, 2013. The increase was primarily driven by an increase of $2.1 million in legal fees, $1.7 million in headcount-related expenses, $0.6 million in depreciation expenses and $0.6 million in professional services.

General and administrative expenses for the six months ended June 30, 2014 increased by $9.3 million, or 71%, compared with the six months ended June 30, 2013. The increase was primarily driven by an increase of $4.3 million in headcount-related expenses, $2.7 million in legal fees, $0.9 million in professional services and $0.6 million in depreciation expenses.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net, for the three months ended June 30, 2014 increased by $0.2 million compared with the three months ended June 30, 2013. The increase was primarily due to the increase from interest income driven by the increase in our cash, cash equivalents and short-term investments balance.

Interest income (expense) and other, net, for the six months ended June 30, 2014 increased by $0.1 million compared with the six months ended June 30, 2013. The increase was primarily due to increase in interest income driven by the increase in our cash, cash equivalents and short-term investments balance offset by a realized gain during the six months ended June 30, 2013.

Loss on Change in Warrant Valuation

The loss on change in warrant valuation for the three months ended June 30, 2014 increased by $1.8 million compared with the three months ended June 30, 2013 primarily due to the fluctuation in our stock price offset by the decrease in the number of our outstanding warrants.

The loss on change in warrant valuation for the six months ended June 30, 2014 decreased by $21.8 million compared with the six months ended June 30, 2013 primarily due to the fluctuation in our stock price as well as decrease in the number of our outstanding warrants.

For more information, please read Note 6, Warrants of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended June 30, 2014.

Net Loss

Net loss for the three months ended June 30, 2014 increased by $14.8 million compared with the three months ended June 30, 2013. The increase was primarily due to growth in both research and development and general and administrative expenses and an increase in loss in change in warrant valuation.

Net loss for the six months ended June 30, 2014 increased by $1.0 million compared with the six months ended June 30, 2013. The increase was primarily due to growth in both research and development and general and administrative expenses partially offset by a decrease in loss in change in warrant valuation.

Liquidity and Capital Resources

As of June 30, 2014, cash, cash equivalents and short-term investments were $279.5 million, compared with $257.0 million at December 31, 2013. The increase during the six months ended June 30, 2014 was due primarily to the public offering of 2,650,000 shares which generated net proceeds of $94.5 million and $4.3 million from warrant and option exercises offset by cash used in operating activities of $67.8 million and purchase of property and equipment of $9.8 million. Based on the factors described below, we believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for the next twelve months.

Our principal sources of liquidity are the sale of equity securities and revenue from our government contracts and other grants. Our principal uses of cash are research and development expenses, general and administrative expenses, capital expenditure and other working capital requirements.

Our primary source of revenue has historically been from development of product candidates pursuant to government contracts and other grants. U.S. government funding is subject to the government’s appropriations process and the government has the right to terminate such contracts for convenience. Our remaining contract with DoD expired in July 2014. If we do not enter into any additional contracts with or receive funding from the U.S. government, we will likely curtail certain of our infectious disease research and development efforts. Currently, we do not generate any revenue from the commercial sale of our product candidates.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	the timing and costs, in addition to the $10.0 million paid in July 2014 related to the purchase of the real and personal property, of building out our manufacturing capabilities;

•	the timing of advanced payments related to our future inventory commitments;

•	the timing and costs associated with our clinical trials and preclinical studies;

•	the timing and costs associated with commercialization of eteplirsen should marketing approval ever be granted; and

•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

Cash Flows

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(67,769)	$(26,995)
Investing activities	(185,166)	(9,173)
Financing activities	98,724	4,692

Decrease in cash and cash equivalents	$(154,211)	$(31,476)

Operating Activities:

The increase in the amount of cash used in operating activities of $40.8 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to an increase of $22.9 million in operating loss driven by an increase in research and development and general and administrative expenses. Additionally, there was an unfavorable change of $25.5 million in operating assets and liabilities due to the timing of certain activities.

Investing Activities:

The increase in the amount of cash used in investing activities of $176.0 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to purchase of available-for-sale securities of $226.6 million and purchase of property and equipment of $9.8 million offset by maturity of available-for-sale securities of $48.7 million and restricted investment of $3.3 million.

Financing Activities:

The increase in the amount of cash provided by financing activities of $94.0 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to the public offering of 2,650,000 shares which generated net proceeds of $94.5 million.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements for our facilities, the provision of goods and services and acquisition of technology access rights, among others. The following table presents non-cancelable contractual obligations arising from these arrangements as of June 30, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt	$2,165	$171	$343	$343	$1,308
Operating leases	28,266	3,851	8,339	8,750	7,326
Purchase obligations (1)	150,825	62,456	73,259	15,110	—

Total	$181,256	$66,478	$81,941	$24,203	$8,634

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to us and that specify all significant terms. Purchase obligations relate primarily to our DMD development program.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, government and government agency bonds and high-grade corporate bonds with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2014, we had $284.2 million of cash, cash equivalents and investments, comprised of $102.8 million of cash and cash equivalents, $176.8 million of short-term investments and $4.6 million of restricted investments. Our cash equivalents and short-term investments consist of commercial paper, government and government agency bonds, corporate bonds and money market investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2014, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $100 thousand to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, Form 10-Q for the quarterly period ended June 30, 2014, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As of December 31, 2013, a material weakness in our internal controls over financial reporting was identified as follows: The Company did not design and implement controls to adequately review and consider the recognition and measurement of new significant research and development contracts. During the six months ended June 30, 2014, we designed and implemented controls to adequately review and consider the recognition and measurement of new significant research and development contracts. Such contracts are timely reviewed by our accounting personnel with the requisite accounting knowledge, skills and experience deemed necessary to perform such a review.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. Plaintiffs’ consolidated amended complaint, filed on July 21, 2014, seeks to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleges that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta intends to file a motion to dismiss the consolidated amended complaint on or before August 18, 2014. Given the relatively early stages of the proceedings in the above mentioned purported claims, at this time, no assessment can be made as to the likely outcome of these claims or whether the outcomes would have a material impact on the Company.

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

With the exception of eteplirsen for which preparations for enrolling patients in a confirmatory clinical trial are under way, our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, eteplirsen in DMD and AVI-7100 in influenza are in active clinical development. Preparations are under way to commence a Phase I/IIa clinical trial for our Exon 53 product candidate in the E.U. We have filed and now have an open IND for our Exon 45 product candidate and plan to begin a clinical study early next year. AVI-7288 in Marburg was under development through a contract with DoD that expired in July 2014 and we are currently exploring and evaluating options to continue advancing AVI-7288’s development. AVI -7537 in Ebola is no longer in clinical development as a result of the October 2012 notice we received from the DoD, terminating the program for the development of AVI-7537 for the convenience of the government due to funding constraints. The rest of our product candidates are in preclinical development. We expect that much of our effort and many of our expenditures over the next several years will be devoted to development activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD, our infectious disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. With current resources, we may be restricted or delayed in our ability to develop these and other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including eteplirsen, depends on first receiving required regulatory approvals. It is possible that our product candidates, including eteplirsen, may never receive regulatory approval or designations that would expedite the review or approval process, for various reasons including: any failure to meet the applicable requirements to obtain regulatory approval for any of our product candidates, any failure to conduct studies with FDA approved designs, failure to file an NDA prior to or in the time-frame suggested by the FDA or planned by the Company, failure to demonstrate the safety and effectiveness for any of our product candidates, lack of funding, changes in the regulatory landscape, new scientific developments, results for clinical trials of competitor drugs, the FDA’s interpretation and analysis of such developments and data in connection with our product candidates, manufacturing deficiencies or other reasons. If we are unable to obtain regulatory approval for any of our current product candidates or such approvals are delayed, it could delay or eliminate any potential product commercialization and product revenue for our Company.

Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Assuming that any of our product candidates receives the required regulatory approvals, commercial success will depend on a number of factors, including but not limited to the following:

•	establishment and demonstration of clinical efficacy and safety and acceptance of the same by the medical community;

•	cost-effectiveness of the product;

•	the availability of adequate reimbursement by third parties, including governmental payers such as the Medicare and Medicaid programs, managed care organizations, and private health insurers;

•	the product’s potential advantage over alternative treatment methods;

•	whether the product can be produced or manufactured in commercial quantities and at acceptable costs;

•	marketing and distribution support for the product;

•	any exclusivities or patent rights applicable to the product; and

•	our ability to achieve and sustain profitability which may not occur if we are unable to develop and commercialize any of our product candidates, development is delayed or sales revenue from any product candidate that receives marketing approval is insufficient.

We have been granted orphan drug status for certain of our product candidates, but there can be no guarantee that we will be able to prevent third parties from developing and commercializing products that are competitive to these product candidates.

To date we have been granted orphan status under the Orphan Drug Act by the FDA for two of our product candidates in DMD (including eteplirsen), AVI-6002 and AVI-7537 for the treatment of Ebola virus and AVI-6003 and AVI-7288 for the treatment of Marburg virus. Generally, product candidates granted orphan status are provided with seven years of marketing exclusivity by the FDA upon NDA approval, meaning the FDA will generally not approve applications for product candidates that contain the same active ingredient and are labeled for the same orphan indication. Even if we are the first to obtain marketing exclusivity through an approval of an orphan product in the United States, there are limited circumstances under which a later product from a competitor may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

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

We are not guaranteed to receive or maintain orphan status for our current or future product candidates and if our product candidates that have been granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the United States or the European Union, our business and results of operations could be materially adversely affected. While orphan drug status for any of our products, if granted or maintained, would provide market exclusivity in the United States and the European Union, for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug designation. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the United States or the European Union for a product candidate that has the same active ingredient or is a similar medicinal product, respectively, for the same indication as any of our drug candidates for which we plan to file for orphan status. If that were to happen, our orphan drug applications for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the United States or the European Union. Further, application of the orphan drug regulations in the United States and Europe is uncertain and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates.

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

Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and the determination of when or whether regulatory approval, of any type, will be granted for any product candidate we develop. In this regard, even if we believe data collected from clinical trials of our product candidates are promising and our Chemistry, Manufacturing and Controls and related manufacturing processes are satisfactory, the FDA or foreign authorities may disagree with our interpretations and determine such data is not sufficient to accept our application or support approval, including approval under accelerated pathways. Furthermore, the FDA or other foreign regulatory agencies may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval or confirmatory studies for a product candidate. Similarly, the FDA or other foreign regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

        In addition, changes in (i) regulatory requirements, (ii) FDA interpretations of scientific developments in diseases targeted by us or our competitors or data and information we or third parties submit to the FDA about product candidates and (iii) FDA guidance and requirements for approval may occur and we may need to amend clinical trial protocols or our approval strategies, including the timing of our expected filings with the FDA, to reflect or address these changes. These changes or amendments may require us to resubmit our clinical trial protocols to institutional review boards (“IRBs”) or the FDA for review, which may impact the costs, timing or successful completion of a clinical trial, NDA submission, filing and regulatory approval for a product candidate. A therapeutic commercial product utilizing our RNA-based technologies and the manufacturing techniques necessary to produce them at commercial scale have never been approved or validated by any regulatory authority and the FDA may require us to make or develop changes in protocols that will take time and resources, sometimes not estimable, to develop. In addition, the FDA may not approve of the trial designs, protocols and regulatory filings or the timing of the same that we use for our product candidates, including for the confirmatory clinical study and NDA filing for eteplirsen, and the FDA may decline to approve our products on this basis. Changes in the approval process for our product candidates, including those described above, may require additional studies or require the Company to address additional issues or requests that were not originally planned, budgeted for or expected by the Company. Other factors may also impact our ability to obtain or impact the timing of approval for our product candidates, affect the receptiveness of regulators to our compounds, protocols or otherwise impact the regulatory process for our drug candidates including regulatory or other setbacks faced by third parties developing similar compounds or developing drug candidates targeting the same, similar or related diseases as those targeted by our drug candidates. For example, in meetings with the FDA, the FDA indicated it had considerable doubt about the use of dystrophin as a biomarker and questioned the efficacy support provided by the six-minute walk test in our ongoing open label study. Our exon-skipping therapy uses antisense oligonucleotides and, to date, only one antisense oligonucleotide has been approved by the FDA for systemic use and no product using antisense oligonucleotides for systemic use has been approved for sale in the European Union. We cannot be certain that our technology will meet applicable safety and efficacy standards or that we will be able to comply with all the requirements, including those relating to trial design or protocols for studies for our product candidates, of regulatory authorities. Due to these factors, among others, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential commercialization or product revenue for any of our product candidates.

We continue to work with the FDA in our pursuit to obtain FDA approval of eteplirsen. On April 21, 2014, based on recent FDA feedback, we announced our plans to submit an NDA for eteplirsen for the treatment of DMD by the end of the 2014. Additionally, we are working with the FDA to start several additional clinical studies with eteplirsen in exon 51 amenable genotypes and a placebo-controlled study with one or more of our follow-on DMD exon-skipping drug candidates by the end of 2014. If our INDs for one or more of our follow-on product candidates are not filed and result in open or active INDs in a timely manner, the clinical trials for such product candidates would be delayed and could result in delays of the approval of eteplirsen if the Company and/ or the FDA is relying on such studies for regulatory approval of eteplirsen. Although we believe we are in a position to accomplish our plans within the timeframes indicated, there may be delays in executing them for various reasons including the fact that we are a small company with limited resources. Furthermore, there can be no assurance that any NDA submission or application will be accepted and filed by the FDA ( e.g., refusal to file) or that any expedited or regular review or approval will be granted on a timely basis, or at all. As part of its guidance to the Company, the FDA identified additional safety and efficacy data that could be supportive of an NDA filing decision. If the Company is unable to obtain such additional data, the data is negative, or it is inconsistent with prior data it may impact the Company’s decision to submit an NDA and/or result in an FDA decision not to file any such submission. The FDA or other foreign authorities could also request additional information or meetings with us or require us to conduct further studies or work related to Chemistry, Manufacturing and Controls (e.g., a complete response letter) prior to considering our application or granting approval of any type. A failure to obtain accelerated or expedited, review or approval for eteplirsen or any of our other product candidates would result in a longer time period for commercialization of such product candidate, could potentially increase the cost of development of such product candidate, could have a material adverse effect on our financial condition and could harm our competitive position in the marketplace.

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

For example, in 2012, we completed Study 201, a U.S.-based Phase IIb 12-person clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. Following completion of this study, we initiated Study 202, an ongoing open label extension study with the same participants from Study 201. These trials were initiated, in part, to further demonstrate efficacy and safety, including the production of dystrophin, and explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. While Studies 201 and 202 met their primary endpoints at weeks 24 and 48, respectively, and results reported for weeks 62, 74, 84, 96 and 120 supported stabilization of disease progression, we cannot assure you that data from the ongoing open label extension study will continue to be positive or consistent through the study periods. For example, on July 10, 2014, we announced the results for week 144 in Study 202 which showed a decline in walking ability at a rate slower than would be expected based on available DMD natural history; however, the decline on the six-minute walk test from baseline, although in prior study results was below 5%, was measured at approximately 8.5%. Furthermore, success in preclinical and early clinical trials, such as Study 202, do not ensure that the subsequent confirmatory trials we plan to initiate this year will be successful nor does it predict final results. If the data from the confirmatory studies for eteplirsen do not demonstrate the safety and efficacy data required by regulatory authorities for an NDA filing or approval, we may need to continue working with regulatory authorities on the design and subsequent execution of any further studies we plan to conduct or that may be required for the approval of eteplirsen or our other DMD product candidates. Additional requirements for regulatory approval could increase our costs and delay submissions, studies and commercialization of eteplirsen and continued development of our other DMD product candidates. We may not be able to, or it may be difficult for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including related to clinical trial design and the timing of NDA filings, and even if we conform to any guidance regulatory authorities provide, it does not guarantee receipt of marketing approval, even if we believe our preclinical, clinical and confirmatory trials are successful.

We currently rely on certain third-party manufacturers and other third parties for production of our product candidates and our dependence on these manufacturers or inability to engage sufficient manufacturers to meet large scale clinical trial or commercial needs within sufficient timelines may impair the advancement of our research and development programs and the development of our product candidates.

Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain high quality standards, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in patient injury or death or product recalls. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. If our contract manufacturers or other third parties fail to deliver our product candidates for our research and development programs, clinical use or potential commercial supply on a timely basis, with sufficient quality, and at commercially reasonable prices, or we fail to find additional manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials, research and development programs, commercial supply or otherwise discontinue development and production of our product candidates.

We do not currently have the internal ability to manufacture our product candidates in the quantities that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our product candidates and the components of our drug substances. We also need to rely on manufacturers for the production of our product candidates to support our research and development programs. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling and labeling of vials and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce product candidates and their components, fill vials, and store sufficient quantities of our product candidates for research and development programs, clinical trials and potential commercial supply. For each of eteplirsen and our other development programs, based on limited capacity for our specialized manufacturing needs, we have had to enter into limited or, at times, non-exclusive sole-source agreements with multinational manufacturing firms for the production of APIs. There are a limited number of companies that can produce APIs in the quantities and with the quality and purity that we require. Establishing a relationship with additional suppliers can be a lengthy process and, when combined with production timelines, might cause delays in our development efforts. If we are required to seek additional or alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business.

In addition, we currently depend on certain third-party vendors, which in some cases may be sole sources, for the supply of materials, including subunits, used to produce our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with sufficient quantities of quality materials or we are unable to contract on acceptable terms for materials with additional suppliers, if any, our ability to have our product candidates manufactured in sufficient quantities for preclinical testing, clinical trials, and potential commercial use would be adversely affected.

We do not yet have all of the agreements necessary for the supply of APIs and materials, including subunits, for the production of any of our product candidates, including eteplirsen, in quantities sufficient for their potential commercial demand or for large scale clinical trials and we may not be able to establish or maintain sufficient commercial manufacturing arrangements on commercially reasonable terms. Given the delay between the time we enter into agreements with manufacturers and the time they are able to produce materials, APIs and drug products, a failure to engage manufacturers within the time frames needed to be able to supply our manufacturing needs in the future could negatively impact our business plans by among other things, delaying the start of clinical trials or commercialization of our product candidates. Securing commercial quantities of our product candidates and their components from contract manufacturers will require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the development or operation of those facilities due to events such as order delays for equipment or materials, equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates or materials.

Our contract manufacturers are required to produce our product candidates under current Good Manufacturing Practice (“cGMP”) conditions in order to meet acceptable standards for our clinical trials. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule we require for clinical trials or for potential commercial use may be affected. In addition, contract manufacturers may not perform their agreements with us or may discontinue their business before the time required by us to successfully produce and market our product candidates. We and our contract manufacturers are subject to periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, make us postpone or cancel clinical trials, prevent or delay regulatory approvals by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our products, cause us to lose revenue, or cause our products to be recalled or withdrawn.

We may not be able to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, or within sufficient timelines which would delay or prevent us from developing or commercializing our product candidates if we obtain the required regulatory approvals.

To date, our product candidates have been manufactured in small quantities for preclinical studies and early stage clinical trials. As we prepare for later stage clinical trials for our product candidates, including eteplirsen, and potential commercialization, we are working to increase the scale of production of our drug product in 2014. During 2014, we will also continue to increase API production capacity to provide the drug product needed for the additional trials we plan to conduct for eteplirsen, the placebo controlled study planned for one of our follow-on exons and any subsequent commercialization, on an accelerated or other pathway. In order to conduct larger or late-stage scale clinical trials for a product candidate and supply sufficient quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our product candidates or scale up material, API and drug product production, whether in collaboration with third-party manufacturers with sufficient capacity to meet our clinical and commercial needs, if available, or on our own, in a manner that is timely, safe, compliant with cGMP conditions or other applicable legal or regulatory standards, or cost-effective or at all. If a contract manufacturer makes improvements in the manufacturing process for our product candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which are subject to FDA review and approval. In addition, quality issues may arise during those scale-up activities or as we add new contract manufacturers because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or APIs. If we are unable to successfully scale-up manufacturing of any of our product candidates in sufficient quality and quantity, with a sufficient number of contract manufacturers, and in a timely manner, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed or there may be a shortage in supply, which could significantly harm our business.

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

We have historically relied on U.S. government contracts to support certain research and development programs and for substantially all of our revenue in recent years. Termination or expiration of government contracts or failure to receive government funds on a timely basis or at all, could materially and adversely affect the results of operations of our rare and infectious disease program.

We have historically relied on U.S. government contracts and awards to fund and support certain development programs, including the Marburg program which accounted for substantially all of our current revenue in recent years. The DoD contract providing funds for the Marburg program expired in July 2014, although we still have certain wind-down activities related to the expiration of this contract. We are currently exploring and evaluating options to continue advancing AVI-7288’s development, which could include funding through other U.S. government programs. Funding of U.S. government programs is subject to Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, any future U.S. government contracts we enter into may be terminated or adjusted by the U.S. government, which could have a negative impact on our future revenue under such contract or subcontract. Potential budget cuts by the U.S. government as well as the effects of U.S. government shutdowns could have widespread ramifications including on any future U.S. government procurement and research and development contracts. Sequestration may result in a reduction of funds available for new procurements. As a result of government budgetary cuts, appropriations and sequestration, the viability of the government and its agencies as a partner for the Marburg or other programs and as a potential customer is uncertain.

In addition, U.S. government contracts generally also permit the U.S. government to terminate or renegotiate the contract, in whole or in part, without prior notice, at the U.S. government’s convenience or for default based on performance. When working with the U.S. government, we may receive communications from the U.S. government regarding our performance, including requests for us to provide additional information and/or take certain steps to remedy noted deficiencies. While we work closely with our contacts at the U.S. government when working under U.S. government contracts and believe we can adequately address issues raised through such communications, there is no guarantee that we will be able to adequately respond to all requests or remedy all deficiencies cited. If a U.S. government contract is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. In addition, after termination or expiration of a U.S. government contract, the intellectual property developed under such contract is normally shared between the U.S. government and the contracting entity. Therefore, the U.S. government may have the right to develop all or some parts of a product candidate developed under a contract with a third party after such contract is terminated or expires.

If a U.S. government contract is terminated for default, we would generally be entitled to payments for our work that has been completed to that point. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts. Furthermore, if we fail to satisfy certain performance or deliverable requirements or to adhere to development timelines, revenues associated with the satisfaction of such requirements or timelines may be delayed or may not be realized.

With the expiration of the U.S. government contract funding the development of AVI-7288, we do not currently have revenues from U.S. government contracts. If we enter into any U.S. government contracts in the future, the termination of such U.S. government contracts, whether due to lack of funding, for convenience, for our failure to perform, or otherwise, or the occurrence of delays or product failures in connection with one or more of these contracts, could negatively impact the results of operations of our rare and infectious disease program. Furthermore, we can give no assurance that we will be able to procure new U.S. government contracts to offset the revenue lost as a result of a terminated or expired U.S. government contract.

Even if we successfully complete development of our Ebola, Marburg or influenza product candidates either under a contract with the U.S. government or otherwise, there is a limited commercial market for such product candidates. The lack of a commercial market makes us reliant upon government organizations to purchase such product candidates and to determine and communicate the market for biodefense countermeasures. With respect to the U.S. government specifically, purchasing is subject to evolving threat assessments and shifting political priorities, which exacerbate market uncertainties. For example, in the event of an outbreak of an infectious disease for which we previously contracted with a government entity for the development of a product candidate, even after expiration or termination of such contract, the U.S. government may approach us with a request to provide it with drug product, substance or subunits manufactured under such contract, which generally would belong to the contracting government entity unless they had previously transferred ownership to the company. Although generally the contracting government entity owns drug product, substance or subunits produced by us under a government contract and controls the decision to release these for use, the release of such drug product could be delayed due to (i) delays in coordinating decisions and approvals from the various government agencies involved or (ii) limitations in resources needed to compose usable drug product. In addition, even if drug product, substance, or subunits are released for use by the contracting government entity for purposes of responding to an infectious disease outbreak (i) there may not be sufficient drug product, substance or subunits available to treat all infected patients (ii) the FDA may not allow for emergency use of the drug and (iii) the drug product produced may not be effective in treating the infectious diseases as expected as we have no efficacy data in human subjects to date on our infectious diseases product candidates, including for both our Ebola and Marburg product candidates. Efforts to provide drug product to the government during an outbreak of an infectious disease could also delay or negatively impact our activities in other Company programs. Within the DoD, the war fighter has evolving requirements including but not limited to those related to route of exposure, time to treat, and manufacturing demands. The FDA’s requirements under the Animal Rule are also evolving which may result in additional studies being needed to characterize appropriate animal models. While Ebola, Marburg and influenza viruses are among the top public health threats, it is unclear whether funding will continue to be available to address evolving U.S. government and FDA requirements, and until future studies are completed, it is unclear whether our product candidates will successfully meet these requirements. Additionally, manufacturing demands may be such as to require enhancements to our manufacturing infrastructure, which the government may not be able to fund. This expected dependence on U.S. government purchases presents additional challenges, since the U.S. government is incentivized to negotiate prices for countermeasures to just above their marginal cost of production, which would severely limit our profit potential. If companies resist low prices, the U.S. government can, in extreme cases, threaten compulsory licensing or purchase patent-breaching generics.

Generally, U.S. government contracts may be terminated, and under such contracts, we may be liable for penalties under a variety of procurement rules and regulations and changes in government regulations or practices could adversely affect our profitability, cash balances or growth prospects.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to penalties and the termination of any U.S. contracts we may procure. Some significant regulations that affect us when performing under U.S. government contracts include:

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

Contracts with the government are generally subject to periodic review and investigation. If such a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts if any.

In addition, U.S. government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed. We have recorded contract revenues for the periods presented in this report based upon costs we expect to realize upon final audit; however, we do not know the outcome of any future audits and adjustments and, if future audit adjustments exceed our estimates, our results of operations could be adversely affected. Additionally, we may be required to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third party contractors in order to satisfy contractual obligations under U.S. government contracts we may procure. Any such agreement also has to be compliant with the terms of such government grants or contracts. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of any grants, may result in violations of any government contracts we procure.

Clinical trials for our product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain.

We have completed a Phase Ib/II clinical trial for eteplirsen in the UK and announced results in October 2010, which were published in The Lancet in July 2011. We have also completed a U.S.-based Phase IIb placebo-controlled trial in eteplirsen and announced results in April 2012. Following completion of this study, we initiated an open label extension study with the same participants from the original Phase IIb placebo-controlled trial and announced 48-week results on October 3, 2012, 62-week results on December 7, 2012, 74-week results on April 5, 2013, 84-week results on June 19, 2013, 96-week results on September 26, 2013, 120-week results on January 15, 2014 and 144-week results on July 10, 2014. We expect to commence additional confirmatory trials of eteplirsen and a placebo controlled study on one of our follow-on exon product candidates in 2014 based on feedback from the FDA. Each of our clinical trials requires the investment of substantial planning, expense and time, and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes including new positions, issues and requests made by the FDA based on scientific developments, data from our clinical trials and data from other drugs being developed by other companies for the treatment of diseases similar to or related to those targeted by our product candidates. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.

We depend on medical institutions and clinical research organizations (“CROs”), to conduct our clinical trials in compliance with Good Clinical Practice (“GCP”) and to the extent they fail to enroll participants for our clinical trials, fail to conduct studies to GCP standards or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we have in the past conducted clinical trials in foreign countries and are currently planning a clinical trial in the E.U. for our Exon 53 product candidate, which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, for some programs, such as DMD and Marburg infection, there are currently no approved drugs to compare against.

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

The timing and conduct of animal studies may be further constrained given that filoviruses are classified for use only in BSL-4 laboratories. There are limited laboratories and staff world-wide that can work with these live viruses and companies will be competing for the limited availability of this critical infrastructure to test their countermeasures. Furthermore, we anticipate limits in conforming to Good Laboratory Practice requirements given the requirement for BSL-4 containment.

We have incurred operating losses since our inception and we may not achieve or sustain profitability.

We incurred an operating loss of $30.3 million for the three months ended June 30, 2014. Our accumulated deficit was $605.4 million as of June 30, 2014. Substantially all of our revenues to date have been derived from research and development contracts with the DoD, the last one of which expired in July 2014. We have not yet generated any material revenue from product sales and have incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure and acquired in-process research and development resulting from two acquisitions. We anticipate that our expenses will increase substantially if and as we:

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

Further, we may also enter into relationships with pharmaceutical or biotechnology companies to perform research and development with respect to our technologies, research programs or to conduct clinical trials and to market our product candidates. Other than preclinical collaborations with academic/research institutions and government entities for the development of additional exon-skipping product candidates for the treatment of DMD and a product candidate for the treatment of influenza, we currently do not have a strategic relationship with a third party to perform research or development using our technologies or assist us in funding the continued development and commercialization of any of our programs or product candidates. Such relationships may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

If we fail to retain our key personnel or are unable to attract and retain additional qualified personnel, our future growth, ability to perform any U.S. government contracts we may enter into in the future and our ability to compete would suffer.

We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have scientific personnel with significant and unique expertise in RNA-based therapeutics and related technologies and personnel with experience overseeing compliance with and execution of U.S. government contracts. The loss of the services of any one of the principal members of our managerial, scientific or government contract compliance staff may prevent us from achieving our business objectives.

The competition for qualified personnel in the biotechnology field and for qualified personnel with government contracting experience is intense, and our future success depends upon our ability to attract, retain and motivate such personnel. In order to develop and commercialize our products successfully, we will be required to retain key managerial, scientific and government contract compliance staff. In certain instances, we may also need to expand or replace our workforce and our management ranks. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. If we are unable to attract, assimilate or retain such key personnel, our ability to advance our proprietary programs and perform any U.S. government contracts we enter into would be adversely affected.

If we are unable to effectively manage our growth, execute our business strategy and implement compliance controls and systems, the trading price of our common stock could decline. Although we did not have a material error in our financial statements, we have identified a material weakness in our internal control over financial reporting as of December 31, 2013. Any ongoing failure to establish and maintain effective internal control over financial reporting could adversely affect investor confidence in our reported financial information.

We anticipate continued growth in our business operations due, in part, to advancing our product candidates. This future growth could create a strain on our organizational, administrative and operational infrastructure. Our ability to manage our growth properly and maintain compliance with all applicable rules and regulations will require us to continue to improve our operational, legal, financial and management controls, as well as our reporting systems and procedures. We may not be able to build the management and human resources and infrastructure necessary to support the growth of our business. The time and resources required to implement systems and infrastructure that may be needed to support our growth is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations.

For example, although there was no material error in our financial statements, in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, our management identified a material weakness in our internal control over financial reporting. A detailed description of this material weakness is provided in “Item 9A, Controls and Procedures” of our annual report on Form 10-K filed earlier this year. During the six months ended June 30, 2014, we designed and implemented controls to adequately review and consider the recognition and measurement of new significant research and development contracts. Our controls were designed to ensure that such contracts are timely reviewed by our accounting personnel with the requisite accounting knowledge, skills, and experience deemed necessary to perform such a review. However, we cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional material weaknesses or material misstatements in our financial statements and cause us to fail to meet our reporting obligations or prevent fraud, which could cause the trading price of our common stock to decline.

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

We currently hold various issued patents and exclusive rights to issued patents and own and have licenses to various patent applications, in each case in the United States as well as rights under European patents and patent applications. We anticipate filing additional patent applications both in the United States and in other countries. The patent process, however, is subject to numerous risks and uncertainties, and we can provide no assurance that we will be successful in obtaining and defending patents or in avoiding infringement of the rights of others. The risks we face on the intellectual property front include the following:

•	we may not be able to obtain and maintain patent protection for our product candidates that has the ability to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented, or otherwise might not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. For example, in July 2014, the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (the “USPTO”) declared patent interferences between certain patents held by Sarepta and patent applications held by Prosensa related to Exon 51 and Exon 53 skipping therapies designed to treat Duchenne muscular dystrophy (DMD). In particular, the PTAB declared Interference No. 106,008 that identifies Sarepta’s U.S. Patent Nos. 7,807,816 and 7,960,541, both covering eteplirsen, as interfering with Prosensa’s U.S. Application No. 13/550,210. The PTAB also declared Interference No. 106,007 that identifies Sarepta’s U.S. Patent No. 8,455,636, covering SRP-4053, as interfering with Prosensa’s U.S. Application No. 11/233,495. These interferences do not currently change our plans to file an NDA for eteplirsen by end of 2014, continue with our clinical development plans for eteplirsen and SRP-4053 or our ability to launch eteplirsen commercially if it is approved by the FDA under an accelerated approval pathway and patents held or licensed to Sarepta and included in these interference proceedings are presumed valid by statute for the duration of these proceedings and any appeals. However, if final resolution of the interferences and related appeals, if any, are not in our favor, then these patents and any other patents or applications also found to be interfering may be invalidated, and as a result, we may not have any patent-based exclusivity available for our product candidates, which may have a negative impact on our business plan. Failure to resolve the interferences or related appeals in our favor could also result in the grant of patent claims to Prosensa that could provide a basis to assert that commercialization of eteplirsen and SRP-4053 in the U.S. infringe on such claims. These interferences may require significant financial resources that we may have planned to spend on other company objectives, resulting in delays or other negative impacts on such other objectives. In addition, Prosensa may continue to evaluate other opportunities to challenge our intellectual property rights or seek to broaden their patent positions in an attempt to cover our product candidates in the United States and in other jurisdictions;

•	as a matter of public policy, there might be significant pressure on governmental bodies to limit the scope of patent protection or impose compulsory licenses for disease treatments that prove successful; and

•	jurisdictions other than the U.S. might have less restrictive patent laws than the U.S., giving foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

Any of these events could substantially harm our potential earnings, financial condition, and operations. Prosensa, which is developing competitive pipeline products, has rights to patent claims that, absent a license, may preclude us from commercializing eteplirsen in several jurisdictions. Prosensa has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office (“EPO”), and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of eteplirsen in Europe would infringe on such patent. Both we and Prosensa have appealed the Opposition Division decision, submitted briefs in support of our respective positions and have also submitted responses to each other’s briefs. Prosensa recently filed arguments with the EPO in response to Sarepta’s previously filed briefs. The Opposition Division decision if maintained at the appeals level could have a substantial effect on our business and leaves open the possibility that Prosensa or other parties that have rights to such patent could assert that our drug eteplirsen infringes on such patent. The timing and outcome of appeal cannot be predicted or determined as of the date of this report. We are also aware of existing patent claims Prosensa is pursuing in the United States, including those involved in the interferences declared by the USPTO in July 2014 and discussed in these risk factors, and others that it has or is pursuing, in other jurisdictions, including Japan, that where granted may provide the basis for Prosensa or other parties to assert that commercialization of eteplirsen would infringe on such claims.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Santaris Pharma A/S and Nippon Shinyaku Co. Ltd. share a focus on RNA-based drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include Prosensa and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs.

Although Prosensa/GlaxoSmithKline plc announced in 2013 that the primary endpoint for their lead DMD drug candidate was not met, we may still face competitive risks arising from the Prosensa exon skipping platform and product candidate pipeline, which may include limitations on our ability to gain market share in the DMD space or other diseases targeted by our exon skipping platform and product candidate pipeline.

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

In the ordinary course of business we may, and in some cases have, become involved in lawsuits and other disputes such as securities claims, intellectual property challenges, including interferences declared by the USPTO, and employee matters. It is possible that we may not prevail in claims made against us in such disputes even after expending significant amounts of money and Company resources in defending our positions in such lawsuits and disputes. The outcome of such lawsuits and disputes is inherently uncertain and may have a negative impact on our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our stock price is volatile and may fluctuate due to factors beyond our control.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. For example, during the second quarter of 2014, our stock traded from a low of $20.89 per share on April 15, 2014 to a high of $40.00 per share on April 21, 2014. Additionally, on November 12, 2013 our stock price decreased 64% on the same day that we made an announcement regarding an unexpected FDA communication that the FDA considered an NDA application for eteplirsen premature despite earlier communications indicating it was open to an NDA application. Furthermore, on April 21, 2014 our stock price increased 39% on the same date that we announced that, based on FDA feedback, we planned to file an NDA for the approval of eteplirsen by the end of 2014. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

•	the timing of our filings with regulatory authorities and regulatory decisions and developments including the probability of a decision by the FDA to review eteplirsen on an expedited or normal pathway, if at all;

•	positive or negative results or regulatory interpretations of testing and clinical trials by ourselves, strategic partners, our competitors or other companies with investigational drugs targeting the same, similar or related diseases to those targeted by our product candidates;

•	delays in beginning and completing preclinical and clinical studies for potential product candidates;

•	delays in entering or failing to enter into strategic relationships with respect to development and/or commercialization of our product candidates or entry into strategic relationships on terms that are not deemed to be favorable to our company;

•	technological innovations or commercial product introductions by ourselves or competitors;

•	changes in government regulations or requirements by regulatory authorities in the approval process;

•	developments concerning proprietary rights, including patents and litigation matters such as developments in the interferences declared by the USPTO;

•	public concern relating to the commercial value or safety of any of our products;

•	financing, through the issuance of equity or equity linked securities or incurrence of debt, or other corporate transactions;

•	comments by securities analysts;

•	developments in litigation such as the stockholder lawsuits against us; or

•	general market conditions in our industry or in the economy as a whole.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be very pronounced such as in the case of the impact to our net loss as a result of our warrant offerings in January and August 2009 of which warrants for an aggregate of 0.5 million shares remain outstanding and exercisable as of June 30, 2014. Each of these warrants is classified as a derivative liability and accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations and comprehensive loss. For example, for the three months ended June 30, 2014, the impact of the change in fair value of these warrants resulted in a $3.8 million loss in our unaudited condensed consolidated statement of operations and comprehensive loss. The fair value of the warrants is determined using the Black-Scholes-Merton option-pricing model. Fluctuations in the assumptions and factors used in the Black-Scholes-Merton option-pricing model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations and comprehensive loss. Due to the classification of such warrants and other factors, results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. Additionally, our operating results may fluctuate due to the variable nature of our revenue and research and development expenses. Likewise, our research and development expenses may experience fluctuations as a result of the timing of activities performed in support of our U.S. government research contracts and the timing and magnitude of expenditures incurred in support of our DMD and other proprietary drug development programs. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards and warrants, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards, and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of June 30, 2014, there were 40.8 million shares of common stock outstanding, outstanding awards to purchase 5.4 million shares of common stock under various incentive stock plans, and outstanding warrants to purchase up to 0.5 million shares of common stock. Additionally, as of June 30, 2014, there were 2.0 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, 0.2 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and 0.6 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

SAREPTA THERAPEUTICS, INC.

Date: August 7, 2014	By:	/s/ CHRISTOPHER GARABEDIAN
Christopher Garabedian
President and Chief Executive Officer

Date: August 7, 2014	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1	Purchase and Sale Agreement dated May 22, 2014 between Sarepta Therapeutics, Inc. and Eisai Inc.					X

31.1	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s President and Chief Executive Officer, Christopher Garabedian, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filings of Sarepta Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.