Form 10-Q
period 2015-03-31
Sarepta Therapeutics, Inc.
filed 2015-05-07
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	41,466,092
(Class)	(Outstanding as of April 30, 2015)

SAREPTA THERAPEUTICS, INC.

FORM  10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts)

	As of March 31, 2015	As of December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$74,436	$73,551
Short-term investments	91,787	136,793
Accounts receivable	2,416	2,416
Other current assets	24,410	35,036

Total Current Assets	193,049	247,796

Restricted cash and investments	783	782
Property and equipment, net of accumulated depreciation and amortization of $21,037 and $19,896 as of March 31, 2015 and December 31, 2014, respectively	37,759	38,501
Patent costs, net of accumulated amortization of $2,216 and $2,081 as of March 31, 2015 and December 31, 2014, respectively	5,842	5,891
Other assets	5,275	2,063

Total Assets	$242,708	$295,033

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,318	$12,408
Accrued expenses	15,039	17,366
Current portion of long-term debt	99	98
Current portion of notes payable	4,831	2,492
Deferred revenue	3,363	3,318
Other liabilities	1,256	1,185

Total Current Liabilities	33,906	36,867

Long-term debt	1,450	1,476
Notes payable	—	2,262
Deferred rent	6,593	6,775

Total Liabilities	41,949	47,380

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized; 41,354,142 and 41,311,512 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	941,356	926,769
Accumulated other comprehensive loss	(17)	(95)
Accumulated deficit	(740,584)	(679,025)

Total Stockholders’ Equity	200,759	247,653

Total Liabilities and Stockholders’ Equity	$242,708	$295,033

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenue from research contracts and other grants	$—	$6,088

Operating expenses:
Research and development	39,165	20,906
General and administrative	22,697	10,303

Total operating expenses	61,862	31,209

Operating loss	(61,862)	(25,121)

Other income (loss):
Interest income and other, net	303	99
Loss on change in warrant valuation	—	(3,251)

Total other income (loss)	303	(3,152)

Net loss	$(61,559)	$(28,273)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	78	(59)

Total other comprehensive gain (loss)	78	(59)

Comprehensive loss	$(61,481)	$(28,332)

Net loss per share:
Net loss per share — basic and diluted	$(1.49)	$(0.75)
Weighted average number of common shares outstanding for computing basic and diluted net loss per share	41,324	37,821

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(61,559)	$(28,273)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,280	523
Amortization of premium on available-for-sale securities and other non-cash interest expense	315	519
Loss on abandonment of patents and disposal of property and equipment	131	6
Stock-based compensation	14,156	4,342
Increase in warrant valuation	—	3,251
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	—	(4,319)
Net decrease (increase) in other assets	7,413	(6,018)
Net (decrease) increase in accounts payable, accrued expenses, deferred revenue and other liabilities	(5,084)	1,704

Net cash used in operating activities	(43,348)	(28,265)

Cash flows from investing activities:
Purchase of property and equipment	(532)	(5,326)
Patent costs	(391)	(294)
Purchase of available-for-sale securities	—	(176,669)
Sale of available-for-sale securities	44,750	—

Net cash provided by (used in) investing activities	43,827	(182,289)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	431	2,713
Repayments of long-term debt	(25)	(23)

Net cash provided by financing activities	406	2,690

Increase (decrease) in cash and cash equivalents	885	(207,864)
Cash and cash equivalents:
Beginning of period	73,551	256,965

End of period	$74,436	$49,101

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$18	$20
Supplemental Schedule of Noncash Investing Activities and Financing Activities:
Issuance of common stock in satisfaction of warrants and other liabilities	$—	$3,044
Capitalized interest	$99	$—
Tenant improvements paid by landlord	$—	$593
Property and equipment included in accrued expenses	$45	$3,533
Patent costs included in accrued expenses	$100	$200

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS AND BASIS OF PRESENTATION

Business

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries “Sarepta” or the “Company”) is a biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare, infectious and other diseases. Applying its proprietary, highly-differentiated and innovative platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. The Company is primarily focused on rapidly advancing the development of its potentially disease-modifying Duchenne muscular dystrophy (“DMD”) drug candidates, including its lead DMD product candidate, eteplirsen, designed to skip exon 51. The Company is also developing therapeutics using its technology for the treatment of drug resistant bacteria and infectious, rare and other human diseases.

The Company has not generated any revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if it does achieve revenue from product sales, the Company is likely to continue to incur operating losses in the near term.

As of March 31, 2015, the Company had approximately $167.0 million of cash, cash equivalents and investments, consisting of $74.4 million of cash and cash equivalents, $91.8 million of short-term investments and $0.8 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments is sufficient to fund its current operational plan for the next twelve months, though it may pursue additional cash resources through public or private financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), reflect the accounts of Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries. All inter-company transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based awards, research and development expenses, revenue recognition and income tax.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15 which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or available to be issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans to mitigate those relevant conditions or events, the entity is required to disclose (1) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and (3) management’s plans that alleviate substantial doubt about the entity’s ability to continue as a going concern. However, if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in a footnote indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, with early adoption permitted. The Company has not adopted this guidance as of March 31, 2015, and based on the Company’s financial condition as of March 31, 2015, the Company does not expect the adoption of this guidance to have any impact on the current period financial statements.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$363	$363	$—	$—
Commercial paper	37,398	—	37,398	—
Government and government agency bonds	77,229	—	77,229	—
Corporate bonds	30,059	—	30,059	—
Certificates of deposit	648	648	—	—

Total assets	$145,697	$1,011	$144,686	$—

	Fair Value Measurement as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$47,740	$47,740	$—	$—
Commercial paper	2,997	—	2,997	—
Government and government agency bonds	75,250	—	75,250	—
Corporate bonds	58,546	—	58,546	—
Certificates of deposit	647	647	—	—

Total assets	$185,180	$48,387	$136,793	$—

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The average maturity of the Company’s available-for-sale securities as of March 31, 2015 and December 31, 2014 was less than 12 months.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$21,537	$—	$—	$21,537
Commercial paper	37,399	—	(1)	37,398
Government and government agency bonds	77,232	—	(3)	77,229
Corporate bonds	30,072	—	(13)	30,059

Total	$166,240	$—	$(17)	$166,223

As reported:
Cash and cash equivalents	74,436	—	—	74,436
Short-term investments	91,804	—	(17)	91,787

Total	$166,240	$—	$(17)	$166,223

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$73,551	$—	$—	$73,551
Commercial paper	2,997	—	—	2,997
Government and government agency bonds	75,289	—	(39)	75,250
Corporate bonds	58,602	—	(56)	58,546

Total	$210,439	$—	$(95)	$210,344

As reported:
Cash and cash equivalents	73,551	—	—	73,551
Short-term investments	136,888	—	(95)	136,793

Total	$210,439	$—	$(95)	$210,344

5. OTHER CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Manufacturing-related deposits	$20,658	$30,668
Prepaid expenses	3,309	2,797
Other current assets	443	1,571

Total	$24,410	$35,036

6. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Accrued contract manufacturing costs	$4,006	$3,271
Accrued contract research costs	4,553	3,782
Accrued employee compensation costs	3,022	6,170
Accrued professional fees	2,541	3,403
Accrued facility-related costs	224	300
Other accrued expenses	693	440

Total	$15,039	$17,366

7. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2015		2014
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options*	1,607,544	$10.35	1,185,265	$19.41
Restricted stock awards	6,000	$13.90	6,000	$29.03

*	Stock options granted for both periods presented in the table have only service-based criteria and vest over four years.

Stock-based Compensation Expense

For the three months ended March 31, 2015 and 2014, total stock-based compensation expense was $14.2 million and $4.3 million, respectively. Included in this amount for the three months ended March 31, 2015 is $8.7 million of stock-based compensation expense incurred in connection with the resignation of the Company’s former Chief Executive Officer (“CEO”). The following table summarizes share-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Research and development	$2,446	$1,873
General and administrative	11,710	2,469

Total	$14,156	$4,342

The following table summarizes share-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock options	$13,551	$3,911
Restricted stock awards	42	64
Restricted stock units	—	(4)
Stock appreciation rights	147	147
Employee stock purchase plan	416	224

Total	$14,156	$4,342

8. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company is in a loss position for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and, therefore, they are excluded from the diluted net loss per share calculation.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Net loss	$(61,559)	$(28,273)

Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic earnings per share	41,324	37,821
Dilutive effect of outstanding warrants and stock options after application of the treasury stock method*	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted earnings per share	41,324	37,821

Net loss per share — basic and diluted	$(1.49)	$(0.75)

*	For the three months ended March 31, 2015, stock options, restricted stock awards and stock appreciation rights to purchase 6,938,993 shares of common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

For the three months ended March 31, 2014, warrants, stock options, restricted stock awards, restricted stock units and stock appreciation rights to purchase 6,096,000 shares of common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The following table presents non-cancelable contractual obligations arising from arrangements that the Company has entered into from time to time for the provision of goods and services:

As of March 31, 2015 (in thousands)
2015 (9 months)	$40,833
2016	40,188
2017	23,940
2018	14,260
2019	5,703

Total	$124,924

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta filed a motion to dismiss the consolidated amended complaint on August 18, 2014, and argument on the motion was held on March 12, 2015. On March 31, 2015, the Court dismissed plaintiffs’ amended complaint. Plaintiffs in the Corban suit have filed an amended complaint and the Company plans to file a response by the deadline provided by the court in May 2015.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 by William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318), asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, Christopher Garabedian and Sandesh Mahatme. Plaintiffs’ amended complaint, filed on March 20, 2015, alleges that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an new drug application for eteplirsen and the likelihood of the Food and Drug Administration accepting a new drug application based on that data. Plaintiff seeks compensatory damages and fees. The Company received service of the complaint on January 5, 2015. Sarepta filed a motion to dismiss the complaint on May 4, 2015, pursuant to the scheduling order entered on February 20, 2015.

In addition, two derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Cause No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of a new drug application for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 26, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of a new drug application for eteplirsen and the likelihood of the Food and Drug Administration accepting a new drug application based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et. al vs. Goolsbee et. al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former Chief Executive Officer (“CEO”), Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a class action declaration for the suit declaring approval of the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. Given the relatively early stage of the proceedings in the Kader suit, at this time, no assessment can be made as to the likely outcome of the claims or whether the outcome would have a material impact on the Company. We have reached an agreement in principle with the parties in the McDonald suit and do not believe that disposition of the McDonald suit should have a material financial impact on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding the timing of research, development, preclinical and clinical trial results and analyses relating to the safety profile and potential clinical benefits of our product candidates, including eteplirsen, our phosphorodiamidate morpholino oligomer (“PMO”) chemistries, our other PMO-based chemistries and our other RNA-targeted technology;

•	our expectations regarding additional data and analysis collected by us on eteplirsen, the Food and Drug Administration’s (“FDA”) interpretation of this additional information and the impact of such data or interpretation on our new drug application (“NDA”) submission and filing plans and timelines;

•	our estimates regarding how long our currently available cash, cash equivalents and investments will be sufficient to finance our operations and business plans and statements about our future capital needs;

•	our ability to raise additional funds to support our business plans;

•	our expectations regarding our ability to become a leading developer and marketer of PMO-based and RNA-targeted therapeutics and commercial viability of our product candidates, chemistries and technologies;

•	the potential safety, efficacy, potency and utility of our product candidates, chemistries and technologies in the treatment of Duchenne muscular dystrophy (“DMD”) and in rare, infectious and other diseases;

•	our expectations regarding the timing, completion and receipt of results from our ongoing development programs for our pipeline of product candidates including their potential consistency with prior results;

•	our ability to effectively manage the clinical trial process for our product candidates on a timely basis, such as our confirmatory studies for eteplirsen;

•	our expectations regarding our ability to engage a number of manufacturers with sufficient capability and capacity to meet our manufacturing needs, including with respect to the manufacture of subunits, drug substance (“API’s”) and drug product, within the time frames and quantities needed to provide our product candidates, including eteplirsen, to patients in larger scale clinical trials or in potential commercial quantities, and meet regulatory and Company quality control requirements;

•	the impact of regulations as well as regulatory decisions by the FDA and other regulatory agencies on our business, including with respect to our planned eteplirsen NDA submission and any issuance of an Emergency Use Authorization (“EUA”) for our product candidate intended to treat Ebola Virus Marburg virus, as well as the development of our product candidates and our financial and contractual obligations;

•	our expectations regarding the potential markets for our product candidates;

•	the potential acceptance of our product candidates, if introduced, in the marketplace;

•	the possible impact of competing products on our product candidates and our ability to compete against such products;

•	the impact of potential difficulties in product development, manufacturing, or the commercialization of our product candidates, including difficulties in establishing the commercial infrastructure necessary for the commercialization of eteplirsen;

•	our expectations regarding partnering opportunities and other strategic transactions;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our plans and ability to file and progress to issue additional patent applications to enhance and protect our new and existing technologies and programs;

•	our ability to invalidate some or all of the claims of patents issued to competitors and pending patent applications if issued to competitors, and the potential impact of those claims on the potential commercialization of our product candidates;

•	our ability to successfully challenge the patent positions of our competitors and successfully defend our patent positions in the actions that the United States Patent and Trademark Office (“USPTO”) may take or has taken with respect to our patent claims or those of third parties, including with respect to interferences that have been declared between our patents and patent applications held by Prosensa Holding N.V. (“Prosensa”), which is now owned by BioMarin Pharmaceuticals, Inc., relating to eteplirsen and SRP-4053 and our expectations regarding the impact of these interferences on our business plans, including our current commercialization plans for eteplirsen and SRP-4053;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to enter into contracts, including collaborations or licensing agreements, with respect to our technology and product candidates, with third parties, including government entities;

•	our estimates regarding future revenues, research and development expenses, other expenses, capital requirements and payments to third parties;

•	the impact of litigation on us, including actions brought by stockholders;

•	our ability to attract and retain key employees needed to execute our business plans and strategies and our expectations regarding our ability to manage the impact of any loss of key employees;

•	our ability to comply with applicable environmental laws and regulations;

•	our expectations relating to potential funding from government and other sources for the development of some of our product candidates;

•	our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements;

•	our succession plan, including the search for a permanent full-time Chief Executive Officer (“CEO”) and the effect that the changes in management could have on the Company, its business plans and its regulatory and clinical discussions and relationships; and

•	other factors set forth below under the heading “Risk Factors”.

All forward-looking statements are based on information available to us on the date of this Quarterly Report on Form 10-Q and we will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on forward-looking statements. Our actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Applicable risks and uncertainties include, among others, the fact that: we may be delayed or may not be able to make an NDA submission for eteplirsen or the FDA may not file the NDA or approve eteplirsen as a DMD therapeutic; we may be delayed or may not be able to comply with the FDA’s requests for additional information in connection with our planned eteplirsen NDA submission; the additional information and data we collect for the eteplirsen NDA submission may not be consistent with prior data or results or may not support an eteplirsen NDA submission, filing or approval; we may be delayed in and may not be able to successfully conduct or obtain positive results in our current and planned clinical trials for eteplirsen and other product candidates in our pipeline; we may not have sufficient funds to execute on our business plans and strategy; we may not be able to obtain regulatory approvals for our product candidates in a timely manner nor achieve commercial viability; we may not be able to incorporate our PMO and other technology into therapeutic commercial products; we may not be able to successfully navigate the uncertainties related to regulatory processes; we may not be able to demonstrate acceptable levels of safety, efficacy and quality in our product candidates through our preclinical and clinical trials; compliance with environmental laws could have a negative impact on our business if we are not able to effectively manage our real estate, manufacturing and other company operations that may deal with hazardous materials; we rely on third parties to provide service, including the manufacturing of our product candidates, in connection with our preclinical and clinical development programs and commercialization plan; the pharmaceutical industry is subject to greater government scrutiny and regulation, and we may not be able to respond to changing laws and regulations affecting our industry, including any reforms to the regulatory approval process administered by the FDA or changing enforcement practices related thereto; we may not be able to obtain and maintain patent protection for our product candidates, preserve our trade secrets or prevent third parties from infringing on our proprietary rights; we may not be able to capitalize on our executive team’s relationships and expertise to meet our expected timelines for NDA submission, clinical development plans and bringing our product candidates to market; we may not be able to hire and retain key personnel or attract qualified personnel, including a permanent full-time CEO, and our ability to attract and retain key employees, which will in part be impacted by the vote of shareholders at our 2015 annual meeting of shareholders on our proposal to increase the share reserve, which is currently low, under our Amended and Restated 2011 Equity Incentive Plan; we may not be able to establish and maintain arrangements with third parties who are able to meet manufacturing needs for large-scale clinical trials or potential commercial needs within sufficient timelines or at acceptable costs; competitive products and pricing may have a negative impact on our business; there are uncertainties associated with our future capital needs; we may not be able to raise additional funds, which will in part be dependent on obtaining shareholder approval at our 2015 annual meeting of shareholders to increase our authorized shares of common and preferred stock; we may not be able to attract sufficient capital or to enter into strategic relationships; the outcome of investigations and litigation and associated damages and expenses is uncertain; and those risks and uncertainties discussed in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our RNA-targeted technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD in the U.S. If we are successful in our development efforts, eteplirsen will address a severe but unmet medical need. We are in the process of conducting or initiating several studies for product candidates designed to skip exons 45, 51 and 53 in the U.S. and in Europe. These include an ongoing open label extension study following completion of our initial Phase IIb clinical trials, several clinical trials in exon 51 amenable genotypes, including a confirmatory study in ambulatory patients, studies on participants with early stage and advanced stage DMD and a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53. Additionally, we have begun a Phase I/IIa clinical trial for an exon 53 skipping product candidate in the European Union (“E.U.”) with the SKIP-NMD Consortium. We continue to work towards and plan to file a NDA for eteplirsen for the treatment of DMD by mid-year 2015, although we will continue to evaluate our NDA submission plans based on discussions with the FDA and as additional data become available. We have also leveraged the capabilities of our RNA-targeted technology platforms to develop therapeutics for the treatment of infectious diseases such as influenza, Marburg and Ebola under prior contracts with the Department of Defense (“DoD”), however, further development of these product candidates would be conditioned, in part, on obtaining additional funding or collaborations. Our discovery and research programs include collaborations with various third parties and focus on developing therapeutics in rare, genetic, anti-infective, neuromuscular and central nervous system diseases among other diseases. We are exploring the application of our proprietary PMO platform technology and toll-like receptor (“TLR”) technology in various diseases including drug resistant bacteria, DMD, Becker muscular dystrophy (“Becker”), progeria, adult onset pompe disease, lupus and graft-versus-host disease.

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

The basis of our novel RNA-targeted therapeutics is the PMO. Our next generation PMO-based chemistries include PMO-X®, PMOplus® and PPMO. PMOs are highly resistant to degradation by enzymes, potentially enabling robust and sustained biological activity. In contrast to other RNA-targeted therapeutics, which are usually designed to down-regulate protein expression, our technologies are designed to selectively up-regulate or down-regulate protein expression, and more importantly, create novel proteins. PMOs have demonstrated inhibition of messenger RNA (“mRNA”) translation and alteration of pre-mRNA splicing. The chemistry of PMO-based molecules has the potential to reduce off-target effects, such as the immune stimulation often observed with ribose-based RNA technologies. We believe that our highly-differentiated, novel, proprietary and innovative RNA-targeted PMO-based platforms may represent a significant improvement over other RNA-targeted technologies. In addition, PMOs are highly adaptable molecules: with minor structural modifications, they can potentially be rapidly designed to target specific tissues, genetic sequences, or pathogens, and therefore, we believe they could potentially be applied to treat a broad spectrum of diseases.

We have not generated any revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if we do achieve revenue from product sales, we are likely to continue to incur operating losses in the near term.

As of March 31, 2015, we had approximately $167.0 million of cash, cash equivalents and investments, consisting of $74.4 million of cash and cash equivalents, $91.8 million of short-term investments and $0.8 million of restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for the next twelve months. We may pursue additional cash resources through public or private financings, and establish collaborations with or license our technology to other companies.

On March 31, 2015, we announced the appointment of Edward Kaye, MD, the Company’s Senior Vice President, Chief Medical Officer (“CMO”) as Interim CEO. He replaced Christopher Garabedian, who resigned as President and CEO and as a member of our board of directors, effective March 31, 2015. Dr. Kaye is currently acting in a dual capacity as CEO and CMO while the board of directors conducts a search for a permanent full-time CEO.

The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with our industry and the complex regulatory environment in which we operate. There can be no assurance that we will ever achieve significant revenue or profitable operations.

Key Financial Metrics

Revenue

Government Research Contract and Grant Revenue. In the periods presented in this report, substantially all of our revenue was derived from research and development contracts with and grants from the U.S. government. As of December 31, 2014, we had completed all development activities under our contracts with the U.S. government. We recognize revenue from U.S. government research contracts and grants during the period in which the related expenses are incurred and present such revenue and related expenses on a gross basis in the unaudited condensed consolidated financial statements. Our government contracts are subject to government audits, which may result in catch-up adjustments.

We defer recognition of non-refundable up-front fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, such up-front fees are deferred and recognized over the period of continuing involvement. As of March 31, 2015, we had deferred revenue of $3.4 million, which primarily represents up-front fees which we will recognize as revenue upon settlement of certain obligation contingencies.

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

Future research and development expenses may increase as our internal projects, such as eteplirsen for DMD, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for eteplirsen, including a confirmatory trial in the U.S. We are conducting a Phase I/IIa clinical trial for an exon 53 skipping product candidate in the E.U. and plan to include this product candidate in a confirmatory clinical trial we plan to start this year with our exon 45 skipping product candidate. The remainder of our research and development programs are in various stages of research and pre-clinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be ineffective during clinical trials, may take longer to complete clinical trials than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

Interest Income and Other, Net. Interest income and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense and rental income and loss. Our cash equivalents and investments consist of commercial paper, government and government agency debt securities, money market investments and certificates of deposit. Interest expense includes interest paid on our promissory note related to the Andover, Massachusetts facility and our mortgage loan related to our Corvallis, Oregon property, a substantial portion of which we leased to a third party in November 2011. Rental income and loss is from leasing excess space in some of our facilities.

Loss on Change in Warrant Valuation. Warrants issued in connection with our January and August 2009 financings were classified as liabilities as opposed to equity due to their settlement terms. These warrants were non-cash liabilities and we were not required to expend any cash to settle these liabilities. The fair value of these warrants was recorded on our unaudited condensed consolidated balance sheets at the date of issuance and the warrants were marked to market at each financial reporting period, with changes in the fair value recorded as “Loss on change in warrant valuation” in our unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model, which required the use of significant judgment and estimates related to the inputs used in the model. All warrants issued in January and August 2009 were exercised or expired during 2014.

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

The policies that we believe are the most critical to aid the understanding of our financial results include:

•	revenue recognition;

•	research and development expense;

•	stock-based compensation; and

•	income tax.

There have been no material changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
	2015	2014	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue	$—	$6,088	$(6,088)	(100)%
Operating expenses:
Research and development	39,165	20,906	18,259	87%
General and administrative	22,697	10,303	12,394	120%

Operating loss	(61,862)	(25,121)	(36,741)	146%

Other income (loss):
Interest income and other, net	303	99	204	206%
Loss on change in warrant valuation	—	(3,251)	3,251	(100)%

Net loss	$(61,559)	$(28,273)	$(33,286)	118%

Net loss per share — basic and diluted	$(1.49)	$(0.75)	$(0.74)	99%

Revenue

As of December 31, 2014, we had completed all development activities of our contracts with the U.S. government. Therefore, no revenue was recognized for the three months ended March 31, 2015. For the three months ended March 31, 2014, we recognized $6.1 million under our U.S. government contracts. The majority of the revenue under our U.S. government contracts has been recognized as of March 31, 2015 and only revenue for contract finalization, if any, is expected in the future.

Research and Development Expenses

Our research and development expenses represent a substantial percentage of our total operating expenses, which primarily consist of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, clinical trials and manufacturing activities. We do not maintain or evaluate and, therefore, do not allocate, internal research and development costs on a project-by-project basis. As a result, a significant portion of our research and development expenses, including salaries, stock-based compensation and allocation of our facility costs, are not tracked by project, as the costs may benefit multiple projects. The following table summarizes research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2015	2014	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$21,642	$5,898	$15,744	267%
Exon 45	2,884	287	2,597	905%
Exon 53	927	2,485	(1,558)	(63)%
Other projects	592	2,202	(1,610)	(73)%
Internal research and development expenses	13,120	10,034	3,086	31%

Total	$39,165	$20,906	$18,259	87%

Research and development expenses for the three months ended March 31, 2015 increased by $18.3 million, or 87%, compared with the three months ended March 31, 2014. The increase was primarily due to the timing of manufacturing activities, including raw material purchases, and increased enrollment in our ongoing clinical trials. The following table summarizes research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2015	2014	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$23,854	$8,570	$15,284	178%
Compensation and other personnel expenses	5,995	4,682	1,313	28%
Non-cash stock-based compensation expenses	2,446	1,873	573	31%
Facility-related expenses	2,379	1,360	1,019	75%
Preclinical expenses	1,346	890	456	51%
Professional services	1,108	1,349	(241)	(18)%
Other	2,037	2,182	(145)	(7)%

Total	$39,165	$20,906	$18,259	87%

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 increased by $12.4 million, or 120%, compared with the three months ended March 31, 2014. The increase was primarily driven by an increase in stock compensation related to the estimated severance expense due to the resignation of our former CEO and an increase in professional fees due to increased legal fees. The following table summarizes general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2015	2014	Change	Change
	(in thousands)		$	%
Estimated severance expenses	$9,287	$—	$9,287	NA
Professional services	3,869	2,492	1,377	55%
Compensation and other personnel expenses	3,698	3,004	694	23%
Non-cash stock-based compensation expenses	3,047	2,469	578	23%
Other	2,796	2,338	458	20%

Total	$22,697	$10,303	$12,394	120%

Interest Income and Other, Net

Interest income and other, net, for the three months ended March 31, 2015 increased by $0.2 million compared with the three months ended March 31, 2014. The increase was primarily driven by rent income from lease of unused office space.

Loss on Change in Warrant Valuation

All warrants issued in January and August 2009 were exercised or expired during 2014 and we no longer have outstanding warrants. Therefore, we did not have any change in warrant valuation for the three months ended March 31, 2015. For the three months ended March 31, 2014, we had an approximately $3.3 million loss on change in warrant valuation.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2015	As of December 31, 2014	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$74,436	$73,551	$885	1%
Short-term investments	91,787	136,793	(45,006)	(33)%
Restricted cash and investments	783	782	1	0%

Total cash, cash equivalents and investments	$167,006	$211,126	$(44,120)	(21)%

Borrowings:
Long-term debt	$1,549	$1,574	$(25)	(2)%
Notes payable	4,831	4,754	77	2%

Total borrowings	$6,380	$6,328	$52	1%

Working capital:
Current assets	$193,049	$247,796	$(54,747)	(22)%
Current liabilities	33,906	36,867	(2,961)	(8)%

Total working capital	$159,143	$210,929	$(51,786)	(25)%

Our principal source of liquidity for the periods presented is primarily the sale of equity securities. Our principal uses of cash are research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

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

Cash Flows

	For the Three Months Ended March 31,
	2015	2014	Change	Change
	(in thousands)		$	%
Cash provided by (used in):
Operating activities	$(43,348)	$(28,265)	$(15,083)	53%
Investing activities	43,827	(182,289)	226,116	(124)%
Financing activities	406	2,690	(2,284)	(85)%

Increase (decrease) in cash and cash equivalents	$885	$(207,864)	$208,749	(100)%

Operating Activities. The increase in the amount of cash used in operating activities of $15.1 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 was primarily due to an increase of $33.3 million in net loss driven by an increase in research and development and general and administrative expenses offset by an favorable change of $11.0 million in operating assets and liabilities due to the timing of certain activities and an increase in non-cash adjustments of $7.2 million.

Investing Activities. Cash provided by investing activities was $43.8 million for the three months ended March 31, 2015. Cash used in investing activities was $182.3 million for the three months ended March 31, 2014. The change was primarily due to decreases of $176.7 million from purchase of available-for-sale securities and $4.8 million from purchase of property and equipment, and an increase of $44.8 million from sale of available-for-sale securities.

Financing Activities. The decrease in the amount cash from financing activities of $2.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a decrease of $2.3 million in net proceeds from warrant and stock option exercises.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents non-cancelable contractual obligations arising from these arrangements as of March 31, 2015:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt (1)	$2,037	$171	$343	$343	$1,180
Notes payable (1)	5,019	5,019	—	—	—
Operating leases	28,137	4,507	9,400	9,873	4,357
Purchase obligations (2)	124,924	50,879	57,646	16,399	—

Total	$160,117	$60,576	$67,389	$26,615	$5,537

(1)	Interest is included.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding or subject to cancellation fees. Purchase obligations relate primarily to our DMD development programs.

Milestone Obligations

We are obligated to make up to $36.0 million of future development and commercial milestone payments associated with some of our collaboration and license agreements, should milestones be achieved.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2015, we had $167.0 million of cash, cash equivalents and investments, comprised of $74.4 million of cash and cash equivalents, $91.8 million of short-term investments and $0.8 million of restricted cash and investments. Our cash equivalents and short-term investments consist of commercial paper, government and government agency debt securities, corporate bonds and money market investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2015, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, Form 10-Q for the quarterly period ended March 31, 2015, under the supervision and with the participation of our management, including our interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our interim CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2015, our disclosure controls and procedures were effective.

During the three months ended March 31, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta filed a motion to dismiss the consolidated amended complaint on August 18, 2014, and argument on the motion was held on March 12, 2015. On March 31, 2015, the Court dismissed plaintiffs’ amended complaint. Plaintiffs in the Corban suit have filed an amended complaint and the Company plans to file a response by the deadline provided by the court in May 2015.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 by William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318), asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, Christopher Garabedian and Sandesh Mahatme. Plaintiffs’ amended complaint, filed on March 20, 2015, alleges that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an new drug application for eteplirsen and the likelihood of the Food and Drug Administration accepting a new drug application based on that data. Plaintiff seeks compensatory damages and fees. The Company received service of the complaint on January 5, 2015. Sarepta filed a motion to dismiss the complaint on May 4, 2015, pursuant to the scheduling order entered on February 20, 2015.

In addition, two derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Cause No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of a new drug application for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 26, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of a new drug application for eteplirsen and the likelihood of the Food and Drug Administration accepting a new drug application based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et. al vs. Goolsbee et. al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former Chief Executive Officer (“CEO”), Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a class action declaration for the suit declaring approval of the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. Given the relatively early stage of the proceedings in the Kader suit, at this time, no assessment can be made as to the likely outcome of the claims or whether the outcome would have a material impact on the Company. We have reached an agreement in principle with the parties in the McDonald suit and do not believe that disposition of the McDonald suit should have a material financial impact on the Company.

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

With the exception of eteplirsen, which is being studied in several studies, including a confirmatory clinical trial, and the exon 53 skipping product candidate for which we are conducting a phase I/IIa clinical trial in the E.U. with the Skip-NMD consortium, our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to develop into commercially viable products and obtain regulatory approval, if at all. Currently, eteplirsen in DMD, the exon 53 skipping product candidate we are developing with the SKIP-NMD consortium, and AVI-7100 in influenza are in active clinical development. We have an open IND for our exon 45 skipping product candidate and plan to begin a clinical trial for exon 45 and 53 skipping product candidates this year. AVI-7537 in Ebola and AVI-7288 in Marburg were being developed through a program with the DoD and further development is conditioned in part on obtaining additional funding, collaborations or emergency use. Our other product candidates are in preclinical development or inactive. We expect that much of our effort and many of our expenditures over the next several years will be devoted to clinical development and regulatory activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD, our infectious disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. We may be delayed, restricted, or unable to further develop our active and other product candidates or successfully obtain approvals needed to market them.

Our RNA-targeted antisense technology has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development.

Our RNA-targeted platforms, utilizing proprietary PMO-based technology, have not been incorporated into a therapeutic commercial product and are still at a relatively early stage of development. This technology is used in all of our product candidates, including eteplirsen. Although we have conducted clinical studies with eteplirsen and an exon 53 skipping product candidate and preclinical studies with our other product candidates that use our PMO-based antisense technology, additional studies may be needed to determine the safety and efficacy of our PMO-based antisense technology. In addition, nonclinical models used to evaluate the activity and toxicity of product candidate compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease. As such, there may be substantially different results observed in clinical trials from those observed in preclinical studies. Any failures or setbacks in developing or utilizing our PMO-based technology, including adverse effects in humans, could have a detrimental impact on our product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

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

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by applicable local, regional and national regulatory authorities and regulations may differ from jurisdiction to jurisdiction. In the United States, approvals and oversight from federal (e.g. FDA), state and other regulatory authorities are required for these activities. Sale and marketing of our product candidates in the United States or other countries is not permitted until we obtain the required approvals from the applicable regulatory authorities. Our ability to obtain the government or regulatory approvals required to commercialize any of our product candidates, including eteplirsen, on an accelerated approval (e.g. under the Food and Drug Administration Safety and Innovation Act (“FDASIA”) or any other basis, in any jurisdiction, including in the United States, cannot be assured, may be significantly delayed or may never be achieved for various reasons including the following:

•	Our preclinical, clinical, Chemistry, Manufacturing and Controls (“CMC”) and other data and analyses from past, current and future studies for any of our product candidates may not be sufficient to meet regulatory requirements for submissions, filings or approvals. The FDA could disagree with our beliefs, interpretations and conclusions regarding data prior to or as part of an NDA submission, including any of the additional information and data we are currently collecting for eteplirsen, or other product candidates, and may delay, reject or refuse to file our planned NDA submission until we meet their additional requirements, if ever. Even if we meet such requirements and our NDA is accepted for review or filed, the FDA could still deny approval of eteplirsen, or other product candidates, based on their review of the data or other factors.

•	The regulatory approval process for product candidates targeting orphan diseases, such as DMD, that use new technologies and processes, such as antisense oligonucleotide therapies, and novel endpoints, such as dystrophin measures, and natural history data, is uncertain due to the broad discretion of regulatory authorities, lack of precedent, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. For example, it is unclear how the FDA will interpret and implement FDASIA provisions, in particular, in considering what the appropriate regulatory approval pathway is for eteplirsen. We cannot be sure that any of our drug candidates will qualify for any of these expedited development, review and approval programs, or that, if a drug does qualify, that the product candidates will be approved, will be accepted as part of any such program or that the review time will be shorter than a standard review. As a result of uncertainty in the approval process, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned INDs and NDAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional patient muscle biopsies and dystrophin analysis), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, even if initially accepted, regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could result in a decision by the Company to not proceed with development of a product candidate including a decision to not submit an NDA for a product based on feedback from regulators. Furthermore, we are currently in the process of collecting additional eteplirsen data and analysis, some in direct response to FDA requests. For example, the FDA has expressed concerns with dystrophin as a surrogate endpoint and has requested an independent assessment of dystrophin positive fibers measured in our eteplirsen Phase IIb study. The FDA has also requested matched natural history to better evaluate the ongoing clinical results of our eteplirsen 201/202 study. We plan to discuss these additional data we collect with the FDA and include them in our planned NDA submission, which we will continue to evaluate based on the feedback we receive from the FDA. Any material inconsistencies between our existing data and analysis and the new and additional data we are collecting, including the independent assessment of dystrophin positive fibers, safety data, matched natural history and data from a fourth biopsy, could delay or otherwise negatively impact our planned eteplirsen NDA submission. Additionally, the FDA may determine, after evaluating the totality of our data and analysis package, that such package does not support an NDA submission, filing or approval.

•	We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates. Responding to requests from regulators and meeting requirements for submissions, filings and approvals may require substantial personnel, financial or other resources, which, as a small pre-commercial biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third-party vendors and associates may be complicated by our own limitations and those of the parties we work with. For example, changes to CMC processes for the production of eteplirsen may require coordination with our third-party manufacturers, which may or may not be limited in their abilities to execute such regulatory requests. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including related to clinical trial design and the timing of NDA filings.

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

Our contract manufacturers are required to produce our materials, APIs and drug products under Current Good Manufacturing Practice regulations (“cGMP”). We and our contract manufacturers are subject to periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. In addition, changes in cGMP standards could negatively impact the ability of our contract manufacturers to complete the manufacturing process of our product candidates in a compliant manner on the schedule we require for clinical trials or for potential commercial use. The failure to achieve and maintain high quality standards, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in patient injury or death or product recalls. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates, or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, make us postpone or cancel clinical trials, prevent or delay regulatory approvals by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our products, cause us to lose revenue, result in the termination of the development of a product candidate, or have our product candidates recalled or withdrawn from use.

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

We have historically relied on U.S. government contracts and awards to fund and support certain development programs, including our Ebola and Marburg programs. The July 2010 DoD contract providing funds for our Marburg program expired in July 2014, and the Ebola portion of the contract was previously terminated by the DoD in 2012 for convenience of the DoD. We are currently involved in contract wind-down activities and may be subject to additional government audits prior to collecting final cost reimbursements and fees owed by the government. If we are not able to complete such audits and other government requirements successfully, the government may withhold some or all of the currently outstanding amounts owed to us. We may explore and evaluate options to continue advancing the development of our Ebola and Marburg product candidates, which may or may not include funding through U.S. government programs. As a result of government budgetary cuts, appropriations and sequestration, among other reasons, the viability of the government and its agencies as a partner for further development of our Ebola and Marburg programs, or other programs, is uncertain. The options for us to further develop product candidates that were previously developed under contracts with the U.S. government with third parties may be limited or difficult in certain respects given that, after termination or expiration of a U.S. government contract, the government has broad license rights in intellectual property developed under such contract. Therefore, the U.S. government may have the right to develop all or some parts of product candidates we have developed under a U.S. government contract after such contract has terminated or expired.

We may not be able to successfully conduct clinical trials due to various process-related factors which could negatively impact our business plans.

The successful start and completion of any of our clinical trials within time frames consistent with our business plans is dependent on various factors, which include, but are not limited to, our ability to:

•	recruit and retain employees, consultants or contractors with the required level of expertise;

•	recruit and retain sufficient patients needed to conduct a clinical trial:

•	Participant enrollment and retention is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, activities of patient advocacy groups, the eligibility criteria for the trial, the existence of competing clinical trials, the availability of alternative or new treatments, side effects from the therapy, lack of efficacy, personal issues and ease of participation;

•	timely and effectively contract with (under reasonable terms), manage and work with investigators, institutions, hospitals and the contract research organizations (“CROs”) involved in the clinical trial:

•	Negotiating contracts and other related documents with clinical trial parties and Institutional Review Boards (“IRBs”), such as informed consents, CRO agreements and site agreements, can be subject to extensive negotiations that could cause significant delays in the clinical trial process. In addition, terms may vary significantly among different trial sites and CROs and may subject the Company to various risks;

•	ensure adherence to trial designs and protocols agreed upon and approved by regulatory authorities and applicable legal and regulatory guidelines;

•	manage or resolve unforeseen adverse side effects during a clinical trial;

•	conduct the clinical trials in a cost effective manner, including managing foreign currency risk in clinical trials conducted in foreign jurisdictions and cost increases due to unforeseen or unexpected complications such as enrollment delays, or needing to outsource certain Company functions during the clinical trial; and

•	execute clinical trial designs and protocols approved by regulatory authorities without deficiencies.

If we are not able to manage the clinical trial process successfully, our business plans could be delayed or be rendered unfeasible for us to execute within our planned or required time frames, or at all.

We have incurred operating losses since our inception and we may not achieve or sustain profitability.

We incurred an operating loss of $61.9 million for three months ended March 31, 2015. Our accumulated deficit was $740.6 million as of March 31, 2015. Substantially all of our revenue to date has been derived from research and development contracts with the DoD, the last of which expired in July 2014. We have not yet generated any material revenue from product sales and have generally incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and as we:

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

We would expect to seek additional financing from the sale and issuance of equity or equity-linked or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. Our ability to raise additional funds through equity offerings is currently limited and will depend, in part, on our shareholders approving at our 2015 annual meeting of shareholders our proposal to increase our authorized shares of common and preferred stock given that, as of March 31, 2015, we only had 3.4% of our authorized common stock available for issuance. In addition, if we are unable to submit or obtain a filing of the NDA for eteplirsen this year, raising additional funds may be difficult or challenging. If we are unable to obtain additional financing when and if we require it or on commercially reasonable terms, this would have a material adverse effect on our business and results of operations.

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

Further, we may also enter into relationships with pharmaceutical or biotechnology companies to perform research and development with respect to our technologies, research programs, conduct clinical trials or market our product candidates. Other than preclinical collaborations with academic or research institutions and government entities for the development of additional exon-skipping product candidates for the treatment of DMD and clinical collaboration for a product candidate for the treatment of influenza, we currently do not have a strategic relationship with a third party to perform research or development using our technologies or assist us in funding the continued development and commercialization of any of our programs or product candidates. If we were to have such a strategic relationship, such third party may require us to issue equity to such third party, relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us.

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

Our CEO and President resigned on March 31, 2015 and we have appointed an interim CEO. No assurance can be made about the impact that this change in management will have on the Company and its business plans (including our regulatory and clinical plans and relationships) nor as to when we will hire a permanent CEO. The existing management team is actively managing the business in accordance with a business strategy approved by the board of directors.

The competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate such personnel. Our available reserves under our Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) is currently low. If shareholders do not vote to approve our proposal to increase the share reserve under the 2011 Plan at our 2015 annual meeting of shareholders, our ability to provide equity incentives will be limited and this would be expected to negatively impact our ability to attract, retain and motivate qualified personnel. In order to develop and commercialize our products successfully, we will be required to retain key management and scientific employees. In certain instances, we may also need to expand or replace our workforce and our management ranks. In addition, we rely on certain consultants and advisors, including scientific and clinical advisors, to assist us in the formulation and advancement of our research and development programs. Our consultants and advisors may be employed by other entities or have commitments under consulting or advisory contracts with third parties that limit their availability to us, or both. If we are unable to attract, assimilate or retain such key personnel, our ability to advance our programs would be adversely affected.

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

Any of these events could substantially harm our potential earnings, financial condition and operations. Prosensa, which is developing competitive pipeline products, has rights to patent claims that, absent a license, may preclude us from commercializing eteplirsen in several jurisdictions. Prosensa has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office (“EPO”), and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of eteplirsen in Europe would infringe on such patent. Both we and Prosensa have appealed the Opposition Division decision, submitted briefs in support of our respective positions and have also submitted responses to each other’s briefs. Prosensa filed arguments with the EPO in response to Sarepta’s previously filed briefs. The Opposition Division decision, if maintained at the appeals level, could have a substantial effect on our business and leaves open the possibility that Prosensa or other parties that have rights to such patent could assert that our drug candidate, eteplirsen, infringes on such patent. The timing and outcome of appeal cannot be predicted or determined as of the date of this report. If as part of any appeal in the European Union we are unsuccessful in invalidating Prosensa’s claims that were maintained by the Opposition Division or if claims previously invalidated by the Opposition Division are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates for our pan-exon strategy could be materially impaired.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S) and Nippon Shinyaku Co. Ltd. share a focus on RNA-targeted drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include BioMarin Pharmaceuticals (which acquired Prosensa), Nippon Shinyaku and Daiichi Sankyo; and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs.

Although Prosensa/GlaxoSmithKline plc announced in 2013 that the primary endpoint for their lead DMD drug candidate was not met, we may still face competitive risks arising from the Prosensa exon skipping platform and product candidate pipeline, which may include limitations on our ability to gain market share in the DMD space or other diseases targeted by our exon skipping platform and product candidate pipeline. For example, BioMarin Pharmaceuticals recently completed its rolling NDA submission for Drisapersen, an exon 51 skipping product candidate that directly competes with eteplirsen, our lead product candidate.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has been historically volatile. Historically, our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last fifteen months, in a single day, our stock has increased as much as 40% in a single day or decreased as much as 32% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

•	the timing of our submissions to regulatory authorities and regulatory decisions and developments including any potential decision by the FDA to review eteplirsen on an expedited or normal pathway, if at all;

•	positive or negative results from or regulatory interpretations of testing and clinical trials by ourselves, strategic partners, our competitors or other companies with investigational drugs targeting the same, similar or related diseases to those targeted by our product candidates;

•	delays in beginning and completing preclinical and clinical studies for potential product candidates;

•	delays in entering or failing to enter into strategic relationships with respect to development and/or commercialization of our product candidates or entry into strategic relationships on terms that are not deemed to be favorable to our Company;

•	technological innovations or commercial product introductions by ourselves or competitors;

•	changes in applicable government regulations or regulatory requirements in the approval process;

•	developments concerning proprietary rights, including patents and patent litigation matters, such as developments in the interferences declared by the USPTO;

•	public concern relating to the commercial value, efficacy or safety of any of our products;

•	our ability to obtain funds, through the issuance of equity or equity linked securities or incurrence of debt, or other corporate transactions;

•	comments by securities analysts;

•	developments in litigation such as the stockholder lawsuits against us;

•	changes in senior management such as the recent resignation of our former CEO and appointment of an interim CEO; or

•	general market conditions in our industry or in the economy as a whole.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our operating results may fluctuate due to the variable nature of our revenue and research and development expenses. Likewise, our research and development expenses may experience fluctuations as a result of the timing and magnitude of expenditures incurred in support of our DMD and other proprietary drug development programs. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of March 31, 2015, there were 41.4 million shares of common stock outstanding and outstanding awards to purchase 6.9 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2015, there were 0.2 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, 0.2 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and 0.6 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders could have a material negative effect on the market price of our common stock.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 7, 2015	By:	/s/ EDWARD KAYE, MD
Edward Kaye, MD
Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer (Principal Executive Officer)

Date: May 7, 2015	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1†	Employment Agreement between the Company and Edward Kaye, Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer, entered into on April 20, 2015.					X

31.1	Certification of the Company’s Interim Chief Executive Officer, Edward Kaye, MD, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s Interim Chief Executive Officer, Edward Kaye, MD, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filings of Sarepta Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.