Form 10-Q
period 2015-06-30
Sarepta Therapeutics, Inc.
filed 2015-08-06
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	41,513,881
(Class)	(Outstanding as of July 31, 2015)

SAREPTA THERAPEUTICS, INC.

FORM  10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts)

	As of June 30, 2015	As of December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$69,538	$73,551
Short-term investments	87,349	136,793
Accounts receivable	2,416	2,416
Other current assets	23,091	35,036

Total Current Assets	182,394	247,796

Restricted cash and investments	783	782
Property and equipment, net of accumulated depreciation of $22,193 and $19,896 as of June 30, 2015 and December 31, 2014, respectively	37,196	38,501
Patent costs, net of accumulated amortization of $2,353 and $2,081 as of June 30, 2015 and December 31, 2014, respectively	6,024	5,891
Other assets	5,313	2,063

Total Assets	$231,710	$295,033

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,095	$12,408
Accrued expenses	15,184	17,366
Current portion of long-term debt	100	98
Current portion of notes payable	4,908	2,492
Deferred revenue	3,303	3,318
Other current liabilities	1,372	1,185

Total Current Liabilities	38,962	36,867

Long-term debt	20,652	1,476
Notes payable	—	2,262
Deferred rent and other	6,720	6,775

Total Liabilities	66,334	47,380

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 99,000,000 shares authorized; 41,515,793 and 41,311,512 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	947,826	926,769
Unrealized loss	(19)	(95)
Accumulated deficit	(782,435)	(679,025)

Total Stockholders’ Equity	165,376	247,653

Total Liabilities and Stockholders’ Equity	$231,710	$295,033

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue from research contracts and other grants	$—	$2,583	$—	$8,671
Operating expenses:
Research and development	29,180	20,641	68,345	41,547
General and administrative	12,927	12,213	35,624	22,516

Total operating expenses	42,107	32,854	103,969	64,063

Operating loss	(42,107)	(30,271)	(103,969)	(55,392)

Other income (loss):
Interest income and other, net	256	181	559	280
Loss on change in warrant valuation	—	(3,784)	—	(7,035)

Total other income (loss)	256	(3,603)	559	(6,755)

Net loss	$(41,851)	$(33,874)	$(103,410)	$(62,147)

Other comprehensive income (loss):
Unrealized (loss) gain on short-term securities - available-for-sale	(2)	24	76	(35)

Total other comprehensive (loss) income	(2)	24	76	(35)

Comprehensive loss	$(41,853)	$(33,850)	$(103,334)	$(62,182)

Loss per share — basic and diluted	$(1.01)	$(0.85)	$(2.50)	$(1.60)

Weighted average number of shares of common stock outstanding for computing basic and diluted net loss per share	41,357	39,862	41,341	38,847

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(103,410)	$(62,147)
Adjustments to reconcile net income to cash flows in operating activities:
Depreciation and amortization	2,571	1,483
Amortization of premium on available-for-sale securities and noncash interest	613	1,127
Loss on abandonment of patents	132	52
Stock-based compensation	20,086	9,929
Increase in warrant valuation	—	7,035
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	—	(1,696)
Net decrease (increase) in other assets	8,695	(19,261)
Net increase in accounts payable, accrued expenses, deferred revenue and other liabilities	(566)	(4,291)

Net cash used in operations	(71,879)	(67,769)

Cash flows from investing activities:
Release and maturity of restricted investments	—	3,250
Purchase of property and equipment	(1,169)	(9,841)
Patent costs	(640)	(628)
Purchase of available-for-sale securities	(49,631)	(226,616)
Maturity of available-for-sale securities	98,650	48,669

Net cash from (used in) investing activities	47,210	(185,166)

Cash flows from financing activities:
Proceeds from borrowings, net of debt issuance costs	19,734	—
Repayments of long-term debt	(49)	(47)
Proceeds from exercise of options and warrants and the sale of common stock, net of offering costs	971	98,771

Net cash from financing activities	20,656	98,724

Decrease in cash and cash equivalents	(4,013)	(154,211)

Cash and cash equivalents:
Beginning of period	73,551	256,965

End of period	$69,538	$102,754

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$37	$40
Supplemental schedule of non-cash investing activities and financing activities:
Issuance of common stock in satisfaction of warrants and other liabilities	$—	$6,215
Tenant improvement paid by Landlord	$—	$65
Property and equipment included in accrued expenses	$—	$422
Accrual for the debt issuance costs related to the senior secured term loan	$540	$—
Patent costs included in accrued expenses	$170	$200
Capitalized interest	$99	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS AND BASIS OF PRESENTATION

Business

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries “Sarepta” or the “Company”) is a biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare, infectious and other diseases. Applying its proprietary, highly-differentiated and innovative platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. The Company is primarily focused on rapidly advancing the development of its potentially disease-modifying Duchenne muscular dystrophy (“DMD”) drug candidates, including its lead DMD product candidate, eteplirsen, designed to skip exon 51. The Company is also developing therapeutics using its technology for the treatment of infectious diseases, such as drug resistant bacteria, rare and other human diseases.

The Company has not generated any revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if it does achieve revenue from product sales, the Company is likely to continue to incur operating losses in the near term.

As of June 30, 2015, the Company had approximately $157.7 million of cash, cash equivalents and investments, consisting of $69.5 million of cash and cash equivalents, $87.3 million of short-term investments and $0.8 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments is sufficient to fund its current operational plan for the next twelve months, though it may pursue additional cash resources through public or private financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which simplifies presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has elected to adopt this ASU early and the adoption of this guidance did not have a material effect on its consolidated financial statements. For additional information, please read Note 7, Long-term Debt of the unaudited condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or available to be issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans to mitigate those relevant conditions or events, the entity is required to disclose (1) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and (3) management’s plans that alleviate substantial doubt about the entity’s ability to continue as a going concern. However, if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in a footnote indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, with early adoption permitted. The Company has not adopted this guidance as of June 30, 2015, and based on the Company’s financial condition as of June 30, 2015, the Company does not expect the adoption of this guidance to have any impact on the current period financial statements.

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. Under the new guidance, a company is required to recognize revenue when it transfers goods or renders services to customers at an amount that it expects to be entitled to in exchange for these goods or services. This guidance is effective for the fiscal years beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB decided to delay the effective date of this standard by one year, with early adoption only permitted in fiscal year 2017. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The Company has certain financial assets that are recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$5,400	$5,400	$—	$—
Commercial paper	13,369	—	13,369	—
Government and government agency bonds	47,952	—	47,952	—
Corporate bonds	28,403	—	28,403	—
Certificates of deposit	648	648	—	—

Total assets	$95,772	$6,048	$89,724	$—

	Fair Value Measurement as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$47,740	$47,740	$—	$—
Commercial paper	2,997	—	2,997	—
Government and government agency bonds	75,250	—	75,250	—
Corporate bonds	58,546	—	58,546	—
Certificates of deposit	647	647	—	—

Total assets	$185,180	$48,387	$136,793	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2015.

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

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2015 and December 31, 2014 was less than 3 and 4 months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$67,163	$—	$—	$67,163
Commercial paper	13,372	—	(3)	13,369
Government and government agency bonds	47,954	—	(2)	47,952
Corporate bonds	28,417	—	(14)	28,403

Total assets	$156,906	$—	$(19)	$156,887

As reported:
Cash and cash equivalents	$69,538	$—	$—	$69,538
Short-term investments	87,368	—	(19)	87,349

Total assets	$156,906	$—	$(19)	$156,887

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$73,551	$—	$—	73,551
Commercial paper	2,997	—	—	2,997
Government and government agency bonds	75,289	—	(39)	75,250
Corporate bonds	58,602	—	(56)	58,546

Total assets	$210,439	$—	$(95)	210,344

As reported:
Cash and cash equivalents	$73,551	$—	$—	73,551
Short-term investments	136,888	—	(95)	136,793

Total assets	$210,439	$—	$(95)	210,344

5. OTHER CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Manufacturing-related deposits	$19,550	$30,668
Prepaid expenses	3,086	2,797
Other	455	1,571

Total other current assets	$23,091	$35,036

6. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Accrued employee compensation costs	$4,955	$6,170
Accrued clinical and preclinical costs	4,845	3,471
Accrued professional fees	1,924	3,403
Accrued contract manufacturing costs	1,876	3,271
Accrued research costs	579	311
Accrued facility-related costs	270	300
Other	735	440

Total accrued expenses	$15,184	$17,366

7. LONG-TERM DEBT

On June 26, 2015, the Company entered into a credit and security agreement (the “Credit Agreement”) with MidCap Financial (“Lender”) that provides a senior secured term loan of $20.0 million. The principal amount may be increased by an additional $20.0 million, for an aggregate amount not to exceed $40.0 million, upon the acceptance by the Food and Drug Administration (“FDA”) of the new drug application (“NDA”) for eteplirsen. All obligations under the Credit Agreement are secured by substantially all of the Company’s assets, excluding, without limitation, the Company’s intellectual property, certain equity interests relating to foreign subsidiaries and all assets owned by foreign subsidiaries, among others.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to 7.75%, with only interest payments due through June 30, 2016. In addition to paying interest on outstanding principal under the Credit Agreement, the Company will pay an origination fee equal to 0.50% of the amount of the term loan when advanced under the Credit Agreement, as well as a final payment fee equal to 2.00% of the amount borrowed under the Credit Agreement when the term loan is fully repaid. Commencing on July 1, 2016 and continuing for the remaining twenty-four months of the facility, the Company will be required to make monthly principal payments of approximately $0.8 million, or monthly payments of approximately $1.7 million if the facility is increased by the additional $20.0 million referenced above.

The Company may voluntarily prepay outstanding loans under the Credit Agreement at any time, provided that the Company may not prepay an amount that is less than the total of all of the credit extensions and other related obligations under the Credit Agreement then outstanding. In the event of a voluntary prepayment, the Company is obligated to pay a prepayment fee equal to 2.95% of the outstanding principal of such advance if the prepayment is made within twelve months after the closing date, or 2.00% of the outstanding principal of such advance if the prepayment is made on or after the date that is twelve months after the closing date.

The Credit Agreement contains affirmative covenants that include government compliance, reporting requirements, maintaining property, making tax payments, maintaining insurance and cooperating during litigation. Additionally, the Company is required to maintain a minimum cash balance as collateral within its operating bank account with cash and cash equivalents of no less than the greater of the outstanding principal amount or $15.0 million. Negative covenants include restrictions on asset dispositions, acquisitions, indebtedness, liens, dividends and share purchases, amendments to material contracts and other restrictions.

The Credit Agreement includes customary events of default, including cross defaults, change of control and material adverse change. Additionally, the Company’s failure to be compliant with the affirmative or negative covenants or make payments when they become due will result in an event of default.

In connection with the senior secured term loan, the Company recorded $20.0 million as long-term debt in the unaudited condensed consolidated balance sheets as of June 30, 2015. In addition, the Company incurred approximately $0.8 million in debt issuance costs that were recorded as a direct deduction to the carrying value of the term loan in the unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the loan. For the three and six months ended June 30, 2015, the Company recognized less than $0.1 million of interest expense related to the term loan.

The following table summarizes the components of the long-term debt recorded for the period indicated:

As of June 30, 2015 (in thousands)
Principal amount	$20,000
Unamortized debt issuance expense	(773)

Net carrying value of senior secured term loan	19,227
Other long-term debt	1,525

Total long-term debt	$20,752

8. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options*	367,167	$15.69	117,770	$23.68	1,974,711	$11.34	1,303,035	$19.80
Restricted stock awards	110,783	$13.54	—	$—	116,783	$13.56	6,000	$29.03

*	Majority of the stock options granted during the periods presented in the table have only service-based criteria and vest over four years.

Stock-based Compensation Expense

For the three months ended June 30, 2015 and 2014, total stock-based compensation expense was $5.9 million and $5.6 million, respectively. For the six months ended June 30, 2015 and 2014, total stock-based compensation expense was $20.1 million and $9.9 million, respectively. Included in the amount for the six months ended June 30, 2015 is $8.6 million of stock-based compensation expense incurred in connection with the resignation of the Company’s former Chief Executive Officer (“CEO”). The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$2,562	$2,345	$5,008	$4,218
General and administrative	3,368	3,242	15,078	5,711

Total stock-based compensation expense	$5,930	$5,587	$20,086	$9,929

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	$5,099	$5,042	$18,650	$8,953
Restricted stock awards	132	72	174	136
Restricted stock units	—	5	—	1
Stock appreciation rights	115	146	262	293
Employee stock purchase plan	584	322	1,000	546

Total stock-based compensation expense	$5,930	$5,587	$20,086	$9,929

9. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company generated a net loss for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and, therefore, they are excluded from the diluted net loss per share calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net loss	$(41,851)	$(33,874)	$(103,410)	$(62,147)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss per share	41,357	39,862	41,341	38,847
Dilutive effect of outstanding warrants, stock awards and stock options after application of the treasury stock method*	—	—	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	41,357	39,862	41,341	38,847
Net loss per share — basic and diluted	$(1.01)	$(0.85)	$(2.50)	$(1.60)

*	For the three and six months ended June 30, 2015, stock options, restricted stock awards and stock appreciation rights to purchase approximately 7.0 million shares of common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2014, warrants, stock options, restricted stock awards, restricted stock units and stock appreciation rights to purchase approximately 5.9 million shares of common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The following table presents non-cancelable contractual obligations arising from arrangements that the Company has entered into from time to time for the provision of goods and services:

As of June 30, 2015 (in thousands)
2015 (6 months)	$27,236
2016	41,312
2017	23,940
2018	14,260
2019	5,705

Total purchase commitments	$112,453

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta filed a motion to dismiss the consolidated amended complaint on August 18, 2014, and argument on the motion was held on March 12, 2015. On March 31, 2015, the Court dismissed plaintiffs’ amended complaint. Plaintiffs in the Corban suit have filed a motion for leave seeking to file a further amended complaint, which the Company has opposed. A hearing on plaintiffs’ motion for leave is scheduled for August 12, 2015.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 by William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318), asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, Christopher Garabedian and Sandesh Mahatme. Plaintiffs’ amended complaint, filed on March 20, 2015, alleges that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek compensatory damages and fees. The Company received service of the complaint on January 5, 2015. Sarepta filed a motion to dismiss the complaint on May 4, 2015, pursuant to the scheduling order entered on February 20, 2015, which plaintiffs have opposed. Oral argument on the motion to dismiss has not been scheduled.

In addition, two derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Cause No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 26, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of the NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et. al vs. Goolsbee et. al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former CEO, Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian’s not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of allegedly excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a declaration that the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting was ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. We have reached an agreement in principle with the parties in the McDonald suit and do not believe that disposition of the McDonald suit should have a material financial impact on the Company.

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

•	our expectations regarding the timing of research, development, preclinical and clinical trial results and analyses relating to the safety profile and potential clinical benefits of our product candidates, including eteplirsen, our phosphorodiamidate morpholino oligomer (“PMO”) chemistries, our other PMO-based chemistries and our other RNA-targeted technologies;

•	our expectations regarding additional data and analysis collected by us on eteplirsen;

•	our expectations regarding the Food and Drug Administration’s (“FDA”) interpretation of our data and information on our product candidates, PMO and PMO-based chemistries and RNA-targeted technologies and the impact of the FDA’s interpretations on our FDA submissions (including our investigational new drug applications and new drug applications (“NDAs”)), filing decisions by the FDA, advisory committee recommendations, and FDA product approval decisions and related timelines;

•	our estimates regarding how long our currently available cash, cash equivalents and investments will be sufficient to finance our operations and business plans and statements about our future capital needs;

•	our current and planned investment and activities in preparation for a potential commercial launch of eteplirsen, including negotiating and entering into commercial and supply contracts, scaling up manufacturing and hiring for pre-launch and commercial positions and the impact of winding down or terminating these commitments if the FDA does not file or approve our eteplirsen NDA;

•	our ability to raise additional funds to support our business plans and the impact of our credit and security agreement with MidCap on our financial condition and future operations;

•	our expectations regarding our ability to become a leading developer and marketer of PMO-based and RNA-targeted therapeutics and commercial viability of our product candidates, chemistries and technologies;

•	the potential safety, efficacy, potency and utility of our product candidates, chemistries and technologies in the treatment of Duchenne muscular dystrophy (“DMD”) and in rare, infectious and other diseases;

•	our expectations regarding the timing, completion and receipt of results from our ongoing development programs for our pipeline of product candidates including their potential consistency with prior results;

•	our ability to effectively manage the clinical trial process for our product candidates on a timely basis, including our ability to conduct a placebo-controlled confirmatory study for eteplirsen in the U.S. using an exon 53 skipping product candidate that depends on our ability to satisfactorily and timely respond to recent FDA requests with respect to preclinical data on the exon 53 skipping product candidate;

•	our expectations regarding our ability to engage a number of manufacturers with sufficient capability and capacity to meet our manufacturing needs, including with respect to the manufacture of subunits, drug substance (“API’s”) and drug product, within the time frames and quantities needed to provide our product candidates, including eteplirsen, to patients in larger scale clinical trials or in potential commercial quantities, and meet regulatory and Company quality control requirements;

•	the impact of regulations as well as regulatory decisions by the FDA and other regulatory agencies on our business, including with respect to our eteplirsen NDA submission and any issuance of an Emergency Use Authorization (“EUA”) for our product candidates intended to treat Ebola virus and Marburg virus, as well as the development of our product candidates and our financial and contractual obligations;

•	our expectations regarding the potential markets for our product candidates;

•	the potential acceptance of our product candidates, if introduced, in the marketplace;

•	the possible impact of competing products on our product candidates and our ability to compete against such products;

•	the impact of potential difficulties in product development, manufacturing, or the commercialization of our product candidates, including difficulties in establishing the commercial infrastructure necessary for the commercialization of eteplirsen;

•	our expectations regarding partnering opportunities and other strategic transactions;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our plans and ability to file and progress to issue additional patent applications to enhance and protect our new and existing technologies and programs;

•	our ability to invalidate some or all of the claims of patents issued to competitors and pending patent applications if issued to competitors, and the potential impact of those claims on the potential commercialization of our product candidates;

•	our ability to successfully challenge the patent positions of our competitors and successfully defend our patent positions in the actions that the United States Patent and Trademark Office (“USPTO”) may take or has taken with respect to our patent claims or those of third parties, including with respect to interferences that have been declared between our patents and patent applications held by Prosensa Holding N.V. (“Prosensa”), which is now owned by BioMarin Pharmaceuticals, Inc., relating to eteplirsen and SRP-4053 and our expectations regarding the impact of these interferences on our business plans, including our current commercialization plans for eteplirsen and SRP-4053;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to enter into contracts, including collaborations or licensing agreements, with respect to our technology and product candidates, with third parties, including government entities;

•	our estimates regarding future revenues, research and development expenses, other expenses, capital requirements and payments to third parties;

•	the impact of litigation on us, including actions brought by stockholders;

•	our ability to attract and retain key employees needed to execute our business plans and strategies and our expectations regarding our ability to manage the impact of any loss of key employees;

•	our ability to comply with applicable environmental laws and regulations;

•	our expectations relating to potential funding from government and other sources for the development of some of our product candidates;

•	our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements;

•	our succession plan, including the search for a permanent full-time Chief Executive Officer (“CEO”) and the effect that the changes in management could have on the Company, its business plans and its regulatory and clinical discussions and relationships; and

•	other factors set forth below under the heading “Risk Factors”.

All forward-looking statements are based on information available to us on the date of this Quarterly Report on Form 10-Q and we will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on forward-looking statements. Our actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Applicable risks and uncertainties include, among others, the fact that: the FDA may not file our NDA submission for eteplirsen or approve eteplirsen as a DMD therapeutic; we may be delayed or may not be able to comply with the FDA’s requests for additional information in connection with our eteplirsen NDA submission; the additional information and data we collect for eteplirsen may not be consistent with prior data or results or may not support our eteplirsen NDA submission, a filing of the NDA, a positive advisory committee vote, if any, or approval of eteplirsen; we may be delayed in and may not be able to successfully conduct or obtain positive results in our current and planned clinical trials for eteplirsen and other product candidates in our pipeline; we may not have sufficient funds to execute on our business plans and strategy; we may not be able to obtain regulatory approvals for our product candidates in a timely manner nor achieve commercial viability; we may not be able to incorporate our PMO and other technology into therapeutic commercial products; we may not be able to successfully navigate the uncertainties related to regulatory processes; we may not be able to demonstrate acceptable levels of safety, efficacy and quality in our product candidates through our preclinical and clinical trials; compliance with environmental laws could have a negative impact on our business if we are not able to effectively manage our real estate, manufacturing and other company operations that may deal with hazardous materials; we rely on third parties to provide service, including the manufacturing of our product candidates, in connection with our preclinical and clinical development programs and commercialization plan and we may not be able to secure the service or quality of service we need from third parties; the pharmaceutical industry is subject to greater government scrutiny and regulation, and we may not be able to respond to changing laws and regulations affecting our industry, including any reforms to the regulatory approval process administered by the FDA or changing enforcement practices related thereto; we may not be able to obtain and maintain patent protection for our product candidates, preserve our trade secrets or prevent third parties from infringing on our proprietary rights; we may not be able to capitalize on our executive team’s relationships and expertise to meet our expected timelines for regulatory submissions, clinical development plans and bringing our product candidates to market; we may not be able to hire and retain key personnel or attract qualified personnel, including a permanent full-time CEO; we may not be able to establish and maintain arrangements with third parties who are able to meet manufacturing needs for large-scale clinical trials or potential commercial needs within sufficient timelines or at acceptable costs; competitive products and pricing may have a negative impact on our business; there are uncertainties associated with our future capital needs; we may not be able to raise additional funds to execute or business plan; we may not be able to attract sufficient capital or to enter into strategic relationships; the outcome of investigations and litigation and associated damages and expenses is uncertain; and those risks and uncertainties discussed in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our RNA-targeted technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD in the U.S. We filed an NDA for eteplirsen for the treatment of DMD at the end of June 2015. If we are successful in our development efforts, eteplirsen will address a severe but unmet medical need. We are in the process of conducting or initiating several studies for product candidates designed to skip exons 45, 51 and 53 in the U.S. and the European Union (“E.U.”). These include an ongoing open label extension study following completion of our initial Phase IIb clinical trials, several clinical trials in exon 51 amenable genotypes, including a confirmatory study in ambulatory patients, studies on participants with early stage and advanced stage DMD, a dose-ranging study for our product candidate designed to skip exon 45 and a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53. Human dosing with the exon 53 skipping product candidate cannot begin in the U.S. in our placebo-controlled confirmatory study until we satisfactorily respond to recent FDA requests for additional safety information and analyses on preclinical study data. In particular, the FDA’s requests include clarification on the potential cause(s) of certain adverse events in rats at the highest dose used in preclinical studies with the exon 53 skipping product candidate and analyses on the potential applicability and addressability in humans. Although we are working to respond quickly to these FDA requests, it is not determinable at this time what delays, if any, this will have on the timeline or trial design for our placebo-controlled confirmatory study. We have successfully completed Part 1, a dose escalation phase in humans, of a Phase I/IIa clinical trial for this exon 53 skipping product candidate in the E.U. with the SKIP-NMD Consortium. As announced by the SKIP-NMD consortium in July 2015, after no significant problems were identified in humans during the dose escalation portion of the study with this exon 53 skipping product candidate, the E.U. data safety monitoring board gave its approval to proceed with Part 2 of the SKIP-NMD study, which includes treated and untreated arms. We have also leveraged the capabilities of our RNA-targeted technology platforms to develop therapeutics for the treatment of infectious diseases such as influenza, Marburg and Ebola under prior contracts with the Department of Defense (“DoD”), however, further development of these product candidates would be conditioned, in part, on obtaining additional funding or collaborations. Our discovery and research programs include collaborations with various third parties and focus on developing therapeutics in rare, genetic, anti-infective, neuromuscular and central nervous system diseases among other diseases. We are exploring the application of our proprietary PMO platform technology and toll-like receptor technology in various diseases including drug resistant bacteria, DMD, Becker muscular dystrophy, progeria, adult onset Pompe disease, lupus and graft-versus-host disease.

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

As of June 30, 2015, we had approximately $157.7 million of cash, cash equivalents and investments, consisting of $69.5 million of cash and cash equivalents, $87.3 million of short-term investments and $0.8 million of restricted cash and investments. We believe that the balance of our cash, cash equivalents and investments is sufficient to fund our current operational plan for the next twelve months. We may pursue additional cash resources through public or private financings, establish credit or debt facilities or collaborations with, or license our technology to, other companies. For example, on June 29, 2015, we announced that we had entered into a credit and security agreement that provides a senior secured term loan of $20.0 million (which may be increased by an additional $20.0 million, for an aggregate amount not to exceed $40.0 million, upon the acceptance by the FDA of our NDA for eteplirsen).

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

Key Financial Metrics

Revenue

Government Research Contract and Grant Revenue. In the periods presented in this report, substantially all of our revenue was derived from our former research and development contracts with and grants from the U.S. government. As of December 31, 2014, we had completed all development activities under our contracts with the U.S. government. We recognize revenue from U.S. government research contracts and grants during the period in which the related expenses are incurred and present such revenue and related expenses on a gross basis in the unaudited condensed consolidated financial statements. Our government contracts are subject to government audits, which may result in catch-up adjustments.

We defer recognition of non-refundable up-front fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, such up-front fees are deferred and recognized over the period of continuing involvement. As of June 30, 2015, we had deferred revenue of $3.3 million, which represents up-front fees which we will recognize as revenue upon settlement of certain obligations.

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

Future research and development expenses may increase as our internal projects, such as those for our DMD product candidates, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for eteplirsen, including a confirmatory trial in the U.S. We have completed Phase I and plan to conduct Phase II of a Phase I/IIa clinical trial for an exon 53 skipping product candidate in the E.U. and are initiating a dose-ranging study for our exon 45 skipping product candidate in the U.S. We also plan to include our exon 45 and the exon 53 skipping product candidates in our planned placebo-controlled confirmatory clinical trial in the U.S. and the E.U. The remainder of our research and development programs are in various stages of research and pre-clinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be unsafe or ineffective during clinical trials, may have clinical trials that take longer to complete than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

Interest Income and Other, Net. Interest income and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense and rental income and loss. Our cash equivalents and investments consist of commercial paper, government and government agency debt securities, money market investments and certificates of deposit. Interest expense includes interest accrued on our promissory note related to the Andover, Massachusetts facility, our senior secured term loan and our mortgage loan related to our Corvallis, Oregon property, a substantial portion of which has been leased to a third party since November 2011. Rental income and loss is from leasing excess space in some of our facilities.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
	2015	2014	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$—	$2,583	$(2,583)	-100%
Operating expenses:
Research and development	29,180	20,641	8,539	41%
General and administrative	12,927	12,213	714	6%

Total operating expenses	42,107	32,854	9,253	28%

Operating loss	(42,107)	(30,271)	(11,836)	39%

Other income (loss):
Interest income and other, net	256	181	75	41%
Loss on change in warrant valuation	—	(3,784)	3,784	-100%

Net loss	$(41,851)	$(33,874)	$(7,977)	24%

Loss per share — basic and diluted	$(1.01)	$(0.85)	$(0.16)	19%

	For the Six Months Ended June 30,
	2015	2014	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$—	$8,671	$(8,671)	-100%
Operating expenses:
Research and development	68,345	41,547	26,798	65%
General and administrative	35,624	22,516	13,108	58%

Total operating expenses	103,969	64,063	39,906	62%

Operating loss	(103,969)	(55,392)	(48,577)	88%

Other income (loss):
Interest income and other, net	559	280	279	100%
Loss on change in warrant valuation	—	(7,035)	7,035	-100%

Net loss	$(103,410)	$(62,147)	$(41,263)	66%

Loss per share — basic and diluted	$(2.50)	$(1.60)	$(0.90)	56%

Revenue

As of December 31, 2014, we had completed all development activities of our contracts with the U.S. government. Therefore, no revenue was recognized for the three or six months ended June 30, 2015. For the three and six months ended June 30, 2014, we recognized $2.6 million and $8.7 million, respectively, under our U.S. government contracts. The majority of the revenue under our U.S. government contracts has been recognized as of June 30, 2015 and only revenue for contract finalization, if any, is expected in the future.

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

	For the Three Months Ended June 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$11,858	$6,462	$5,396	84%
Exon 53	1,243	371	872	235%
Exon 45	1,065	785	280	36%
Other projects	453	1,862	(1,409)	-76%
Internal research and development expenses	14,561	11,161	3,400	30%

Total research and development expenses	$29,180	$20,641	$8,539	41%

	For the Six Months Ended June 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$33,500	$12,360	$21,140	171%
Exon 45	3,949	1,072	2,877	268%
Exon 53	2,170	2,856	(686)	-24%
Other projects	1,045	4,064	(3,019)	-74%
Internal research and development expenses	27,681	21,195	6,486	31%

Total research and development expenses	$68,345	$41,547	$26,798	65%

The following table summarizes research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$12,822	$6,676	$6,146	92%
Compensation and other personnel expenses	6,142	5,049	1,093	22%
Stock-based compensation	2,562	2,345	217	9%
Professional services	2,713	2,559	154	6%
Facility-related expenses	2,529	1,777	752	42%
Preclinical expenses	1,162	1,205	(43)	-4%
Research and other	1,250	1,030	220	21%

Total research and development expenses	$29,180	$20,641	$8,539	41%

	For the Six Months Ended June 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$36,676	$15,246	$21,430	141%
Compensation and other personnel expenses	12,137	9,731	2,406	25%
Stock-based compensation	5,008	4,218	790	19%
Facility-related expenses	4,908	3,137	1,771	56%
Professional services	3,821	3,908	(87)	-2%
Preclinical expenses	2,508	2,095	413	20%
Research and other	3,287	3,212	75	2%

Total research and development expenses	$68,345	$41,547	$26,798	65%

Research and development expenses for the three months ended June 30, 2015 increased by $8.5 million, or 41%, compared with the three months ended June 30, 2014. The increase was primarily due to increases of $6.1 million in clinical and manufacturing expenses, driven by increased enrollment in our ongoing clinical trials and timing of manufacturing activities, including raw material purchases, $1.3 million in compensation expenses, primarily driven by increases in headcount and $0.8 million in facility-related expenses, primarily driven by corporate growth.

Research and development expenses for the six months ended June 30, 2015 increased by $26.8 million, or 65%, compared with the six months ended June 30, 2014. The increase was primarily due to increases of $21.4 million in clinical and manufacturing expenses driven by increased enrollment in our ongoing clinical trials and timing of manufacturing activities, including raw material purchases, $3.2 million in compensation expenses primarily driven by increases in headcount, and $1.8 million in facility-related expenses, primarily driven by corporate growth.

General and Administrative Expenses

The following table summarizes general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Professional services	4,385	4,284	101	2%
Stock-based compensation	3,473	3,242	231	7%
Compensation and other personnel expenses	3,431	3,051	380	12%
Other	1,638	1,636	2	0%

Total general and administrative expenses	$12,927	$12,213	$714	6%

	For the Six Months Ended June 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Former CEO severance expense	$9,182	$—	$9,182	NA
Professional services	8,254	6,776	1,478	22%
Compensation and other personnel expenses	7,129	6,055	1,074	18%
Stock-based compensation	6,520	5,711	809	14%
Other	4,539	3,974	565	14%

Total general and administrative expenses	$35,624	$22,516	$13,108	58%

General and administrative expenses for the three months ended June 30, 2015 increased by $0.7 million, or 6%, compared with the three months ended June 30, 2014. This was primarily due to increases in headcount.

General and administrative expenses for the six months ended June 30, 2015 increased by $13.1 million, or 58%, compared with the six months ended June 30, 2014. The increase was primarily due to a $9.2 million severance expense, including stock-based compensation, as a result of the resignation of our former CEO, and increases of $1.9 million in compensation expenses, primarily driven by increases in headcount, and $1.5 million in professional services due to increased legal fees.

Interest Income and Other, Net

Interest income and other, net, for the three months ended June 30, 2015 increased by $0.1 million compared with the three months ended June 30, 2014. The increase was primarily driven by rental income from the leasing of unused office space.

Interest income and other, net, for the six months ended June 30, 2015 increased by $0.3 million compared with the six months ended June 30, 2014. The increase was primarily driven by rental income from the leasing of unused office space.

Loss on Change in Warrant Valuation

All warrants issued in January and August 2009 were exercised or expired during 2014 and we no longer have outstanding warrants. Therefore, we did not have any change in warrant valuation for the three or six months ended June 30, 2015. For the three and six months ended June 30, 2014, we had an approximately $3.8 million and $7.0 million loss on change in warrant valuation, respectively.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2015	As of December 31, 2014	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$69,538	$73,551	$(4,013)	-5%
Short-term investments	87,349	136,793	(49,444)	-36%
Restricted cash and investments	783	782	1	0%

Total cash, cash equivalents and investments	$157,670	$211,126	$(53,456)	-25%

Borrowings:
Long-term debt	$20,752	$1,574	$19,178	1218%
Notes payable	4,908	4,754	154	3%

Total borrowings	$25,660	$6,328	$19,332	305%

Working capital
Current assets	$182,394	$247,796	$(65,402)	-26%
Current liabilities	38,962	36,867	2,095	6%

Total working capital	$143,432	$210,929	$(67,497)	-32%

For the period ended June 30, 2015, our principal sources of liquidity were from both equity and debt financing. For the period ended June 30, 2014, our principal source of liquidity was primarily equity financing. Our principal uses of cash are research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

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

Cash Flows

	For the Six Months Ended June 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(71,879)	$(67,769)	$(4,110)	6%
Investing activities	47,210	(185,166)	232,376	-125%
Financing activities	20,656	98,724	(78,068)	-79%

Decrease in cash and cash equivalents	$(4,013)	$(154,211)	$150,198	-97%

Operating Activities. The increase in the amount of cash used in operating activities of $4.1 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 was primarily due to an increase of $41.3 million in net loss driven by increases in research and development and general and administrative expenses offset by a favorable change of $33.4 million in operating assets and liabilities due to the timing of certain activities and an increase in non-cash adjustments of $3.8 million.

Investing Activities. Cash provided by investing activities was $47.2 million for the six months ended June 30, 2015. Cash used in investing activities was $185.2 million for the six months ended June 30, 2014. The change was primarily due to an increase of $50.0 million from maturity of available-for-sale securities and decreases of $177.0 million from the purchase of available-for-sale securities, as well as $8.7 million from the purchase of property and equipment, partially offset by maturity of restricted investment of $3.3 million for the six months ended June 30, 2014.

Financing Activities. The decrease in the amount cash from financing activities of $78.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a decrease of $97.8 million in net proceeds from the issuance of common stock and warrant and stock option exercises, partially offset by an increase of $19.7 million in net proceeds from the senior secured term loan. For additional information, please read Note 7, Long-term Debt of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended June 30, 2015.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements for our facilities and the provision of goods and services. The following table presents non-cancelable contractual obligations arising from these arrangements as of June 30, 2015:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$25,096	$1,635	$21,981	$343	$1,137
Notes payable (1)	5,019	5,019	—	—	—
Lease obligations	27,018	4,542	9,458	9,933	3,085
Purchase obligations (2)	112,453	48,199	51,420	12,834	—

Total contractual obligations and contingencies	$169,586	$59,395	$82,859	$23,110	$4,222

(1)	Interest is included.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding or subject to cancellation fees. Purchase obligations relate primarily to our DMD development programs.

Milestone Obligations

We are obligated to make up to $36.0 million of future development and commercial milestone payments associated with some of our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2015, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2015, we had $157.7 million of cash, cash equivalents and investments, comprised of $69.5 million of cash and cash equivalents, $87.3 million of short-term investments and $0.8 million of restricted cash and investments. Our cash equivalents and short-term investments consist of commercial paper, government and government agency debt securities, corporate bonds and money market investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2015, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, Form 10-Q for the quarterly period ended June 30, 2015, under the supervision and with the participation of our management, including our interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our interim CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta filed a motion to dismiss the consolidated amended complaint on August 18, 2014, and argument on the motion was held on March 12, 2015. On March 31, 2015, the Court dismissed plaintiffs’ amended complaint. Plaintiffs in the Corban suit have filed a motion for leave seeking to file a further amended complaint, which the Company has opposed. A hearing on plaintiffs’ motion for leave is scheduled for August 12, 2015.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 by William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318), asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, Christopher Garabedian and Sandesh Mahatme. Plaintiffs’ amended complaint, filed on March 20, 2015, alleges that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of a new drug application (“NDA”) for eteplirsen and the likelihood of the Food and Drug Administration (“FDA”) accepting the NDA based on that data. Plaintiffs seek compensatory damages and fees. The Company received service of the complaint on January 5, 2015. Sarepta filed a motion to dismiss the complaint on May 4, 2015, pursuant to the scheduling order entered on February 20, 2015, which plaintiffs have opposed. Oral argument on the motion to dismiss has not been scheduled.

In addition, two derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Cause No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 26, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of the NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et. al vs. Goolsbee et. al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former CEO, Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian’s not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of allegedly excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a declaration that the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting was ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. We have reached an agreement in principle with the parties in the McDonald suit and do not believe that disposition of the McDonald suit should have a material financial impact on the Company.

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

With the exception of eteplirsen, which is being studied in several studies, including a confirmatory clinical trial, and the exon 53 skipping product candidate for which we have completed a phase I trial and plan to conduct a phase II clinical trial in the E.U. with the Skip-NMD consortium, our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to develop into commercially viable products and obtain regulatory approval, if at all. Currently, eteplirsen in DMD, the exon 53 skipping product candidate we are developing with the SKIP-NMD consortium, and AVI-7100 in influenza are in active clinical development. We have an open IND for our exon 45 skipping product candidate for which we plan to begin a dose-ranging study later this year and plan to begin a clinical trial in the U.S. and the E.U. for exon 45 and 53 skipping product candidates. AVI-7537 in Ebola and AVI-7288 in Marburg were being developed through a program with the DoD and further development is conditioned in part on obtaining additional funding, collaborations or emergency use. Our other product candidates are in preclinical development or inactive. We expect that much of our effort and many of our expenditures over the next several years will be devoted to clinical development and regulatory activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD, our infectious disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. We may be delayed, restricted, or unable to further develop our active and other product candidates or successfully obtain approvals needed to market them.

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

We also have been granted orphan medicinal product designations in the E.U. for two of our product candidates in DMD (including eteplirsen). Product candidates granted orphan status in Europe can be provided with up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in Europe. Although we may have drug candidates that may obtain orphan drug exclusivity in Europe, the orphan status and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

We are not guaranteed to receive or maintain orphan status for our current or future product candidates, and if our product candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the United States or the European Union, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States and the European Union for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. In addition, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the United States or the European Union for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the United States or the European Union, as applicable. Moreover, we cannot guarantee that another company will not receive advanced approval to market a product candidate that is granted orphan drug status in the United States or the European Union for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file a new drug application or marketing authorization application. If that were to happen, any pending new drug application or marketing authorization application for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the United States or the European Union, as applicable. Further, application of the orphan drug regulations in the United States and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates.

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

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by applicable local, regional and national regulatory authorities and regulations may differ from jurisdiction to jurisdiction. In the United States, approvals and oversight from federal (e.g. FDA), state and other regulatory authorities are required for these activities. Sale and marketing of our product candidates in the United States or other countries is not permitted until we obtain the required approvals from the applicable regulatory authorities. Our ability to obtain the government or regulatory approvals required to commercialize any of our product candidates, including eteplirsen, on an accelerated approval (e.g. under the Food and Drug Administration Safety and Innovation Act (“FDASIA”) or any other basis, in any jurisdiction, including in the United States, cannot be assured, may be significantly delayed or may never be achieved for various reasons including the following:

•	Our preclinical, clinical, Chemistry, Manufacturing and Controls (“CMC”) and other data and analyses from past, current and future studies for any of our product candidates may not be sufficient to meet regulatory requirements for submissions, advisory committee panels, filings or approvals. The FDA or an advisory committee could disagree with our beliefs, interpretations and conclusions regarding data we submit in connection with an NDA submission, including any of the additional information and data we collect for the eteplirsen NDA, or other product candidates, and may delay, reject or refuse to file our NDA submission until we meet their additional requirements, if ever. Even if we meet such requirements and our NDA is accepted for review or filed, the FDA could still deny approval of our product candidates, including eteplirsen, based on their review of the data or other factors.

•	The regulatory approval process for product candidates targeting orphan diseases, such as DMD, that use new technologies and processes, such as antisense oligonucleotide therapies, and novel endpoints, such as dystrophin measures, and natural history data, is uncertain due to the broad discretion of regulatory authorities, lack of precedent, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. For example, it is unclear how the FDA will interpret and implement FDASIA provisions, in particular, in considering what the appropriate regulatory approval pathway is for eteplirsen. We cannot be sure that any of our drug candidates will qualify for any of these expedited development, review and approval programs, or that, if a drug does qualify, that the product candidates will be approved, will be accepted as part of any such program or that the review time will be shorter than a standard review. As a result of uncertainty in the approval process, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned INDs and NDAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional patient muscle biopsies and dystrophin analysis), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, even if initially accepted, regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could result in a decision by the Company to not proceed with development of a product candidate including a decision to not submit an NDA for a product based on feedback from regulators. Furthermore, we have or are currently in the process of collecting additional eteplirsen data and analysis, some in direct response to FDA requests. For example, the FDA has previously expressed concerns with dystrophin as a surrogate endpoint and has requested an independent assessment of dystrophin positive fibers measured in our eteplirsen Phase IIb study. The FDA has also requested matched natural history to better evaluate the ongoing clinical results of our eteplirsen 201/202 study. Any material inconsistencies between our existing data and analysis and the new and additional data we have or are collecting, including the independent assessment of dystrophin positive fibers, safety data, matched natural history and data from a fourth biopsy, could negatively impact our eteplirsen NDA submission. Additionally, the FDA may determine, after evaluating the totality of our data and analysis package or receiving the vote of an advisory committee, if one is convened, that such package does not support an NDA filing or approval.

•	We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates. For example, we recently received FDA requests relating to safety data at the highest dose in preclinical studies with an exon 53 skipping product candidate. Any failure on our part to respond to these requests in a timely and satisfactory manner could significantly delay or negatively impact our placebo-controlled confirmatory study timelines and/or the development plans we have for the exon 53 skipping product candidate. Responding to requests from regulators and meeting requirements for clinical studies, submissions, filings, advisory committees and approvals may require substantial personnel, financial or other resources, which, as a small pre-commercial biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third-party vendors and associates may be complicated by our own limitations and those of the parties we work with. For example, changes to CMC processes for the production of eteplirsen may require coordination with our third-party manufacturers, which may or may not be limited in their abilities to execute such regulatory requests. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including related to clinical trial design and the timing of regulatory decisions with respect to our NDA submissions.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical and clinical studies that the product candidate is safe and effective in humans. Ongoing and future preclinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. Furthermore, success in preclinical and early clinical trials does not ensure that the subsequent trials we plan to conduct will be successful, nor does it predict final results of a confirmatory trial. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld. For example, in 2012, we completed Study 201, a U.S.-based Phase IIb 12-person clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. Following completion of this study, we initiated Study 202, an ongoing open label extension study with the same participants from Study 201. These trials were initiated, in part, to further demonstrate efficacy and safety, including the production of dystrophin, and explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. While Studies 201 and 202 met their primary endpoints of dystrophin production based on the measurements taken at weeks 24 and 48, respectively, and six-minute walk test results reported for weeks 62, 74, 84, 96 and 120 supported stabilization of disease progression, we cannot provide assurances that data from the ongoing open label extension study will continue to be positive or consistent through the study periods. For example, on July 10, 2014, we announced the results for week 144 in Study 202, which showed a decline in walking ability at a rate slower than would be expected based on available DMD natural history; however, the decline on the six-minute walk test from baseline, although in prior study results was below 5%, was measured at approximately 8.5%. Additionally, on January 12, 2015, we announced results for week 168 in Study 202, which showed continued ambulation across all patients evaluable on the test, however all patients showed a decline in distance walked on this measure since the week 144 time point. If the data from the confirmatory studies for eteplirsen do not produce the safety and efficacy data required by regulatory authorities for an NDA submission, filing, positive advisory committee vote or approval, we may need to continue working with the FDA on the design and subsequent execution of any further studies or analysis we plan to conduct or that may be required to obtain and maintain approval of eteplirsen or our other DMD product candidates. For example, in October 2014, we received meeting minutes from a Type B pre-NDA meeting that took place in September 2014 in which the FDA provided updated guidance regarding the information to be provided as part of, or at the time of, our NDA submission for eteplirsen. The guidance stated that the FDA was requiring additional data as part of the NDA submission, including the results from an independent assessment of dystrophin images and the 168 week clinical data from Study 202. Additionally, the guidance requested more specific data, such as a minimum duration of safety in new patients exposed to eteplirsen, patient-level natural history data to be obtained by us from independent academic institutions and MRI data from a recent study conducted by an independent group. The FDA also indicated that further discussion would be needed to determine what would constitute a complete NDA submission. Additionally, if the results of the additional data we collect and provide in response to the FDA’s request may not be consistent with prior results or may not support our NDA filing, a positive advisory committee vote, if any, or the approval of our eteplirsen NDA submission.

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

If these third parties were to cease providing quality manufacturing and related services to us, and we are not able to engage appropriate replacements in a timely manner, our ability to have our product candidates manufactured in sufficient quality and quantity required for planned preclinical testing, clinical trials and potential commercial use would be adversely affected.

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

The third parties we use in the manufacturing process for our product candidates may fail to comply with cGMP standards.

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

We incurred an operating loss of $42.1 million for three months ended June 30, 2015. Our accumulated deficit was $782.4 million as of June 30, 2015. Substantially all of our revenue to date has been derived from research and development contracts with the DoD, the last of which expired in July 2014. We have not yet generated any material revenue from product sales and have generally incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and as we:

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

If the FDA does not file or approve our eteplirsen NDA, our business may be negatively impacted and we may suffer financial losses in connection with winding down and terminating contracts, manufacturing commitments and employees hired in connection with our current and planned activities in preparation for a potential commercial launch.

Given the potential commercialization timelines, we have commenced certain pre-launch and commercialization investments and activities including negotiating and entering into supply and other commercial agreements, scaling up manufacturing and hiring certain positions needed for pre-launch and commercial activities and operations. If the FDA delays or does not file or provide approval for our eteplirsen NDA, or we need to delay or discontinue our development and commercialization plans for eterplirsen for other reasons, our business may be negatively impacted and we may incur financial losses in connection with winding down our or terminating the investments, contracts and commitments we enter into for the purpose of positioning ourselves for a commercial launch of eteplirsen.

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

We would expect to seek additional financing from the sale and issuance of equity or equity-linked or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. In addition, if the FDA does not file the NDA for eteplirsen we submitted earlier this year, raising additional funds may be difficult or challenging. If we are unable to obtain additional financing when and if we require it or on commercially reasonable terms, this would have a material adverse effect on our business and results of operations.

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. To the extent we issue additional equity securities or convertible securities, our existing stockholders could experience substantial dilution in their economic and voting rights. For example, on April 29, 2014, we sold 2,650,000 shares of our common stock in an underwritten public offering at a price to the public of $38.00 per share. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our indebtedness resulting from our credit and security agreement with MidCap Financial could adversely affect our financial condition or restrict our future operations.

On June 26, 2015, the Company entered into a credit and security agreement with MidCap Financial that provides a senior secured term loan of $20.0 million, which may be increased by an additional $20.0 million upon the acceptance by the FDA of the new drug application for eteplirsen. This indebtedness could have important consequences, including:

•	requiring the Company to maintain pledged cash in favor of MidCap Financial equal to not less than the lesser of the outstanding term loans or (a) $15.0 million prior to the increase in the term loan by an additional $20.0 million and (b) $30.0 million thereafter;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•	placing us at a competitive disadvantage compared to our competitors who have less debt or competitors with comparable debt at more favorable interest rates;

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes; and

•	resulting in an acceleration of the maturity of such term loans upon the occurrence of a material adverse change or another default under the credit and security agreement.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service our indebtedness would increase.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such “ownership change.” Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we estimated than would have otherwise been required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S) and Nippon Shinyaku Co. Ltd. share a focus on RNA-targeted drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include BioMarin Pharmaceuticals (which acquired Prosensa), Nippon Shinyaku, Daiichi Sankyo and Shire plc; and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs.

We may face competitive risks arising from the Prosensa exon skipping platform and product candidate pipeline, which may include limitations on our ability to gain market share in the DMD space or other diseases targeted by our exon skipping platform and product candidate pipeline. For example, BioMarin Pharmaceuticals completed its rolling NDA submission for and announced the FDA’s filing decision of the NDA submission for drisapersen, an exon 51 skipping product candidate that directly competes with eteplirsen, our lead product candidate.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has been historically volatile. Historically, our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, in a single day, our stock has increased as much as 60% in a single day or decreased as much as 32% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

•	the timing of our submissions to regulatory authorities and regulatory decisions and developments including any potential decision by the FDA to review eteplirsen on an expedited or normal pathway, if at all;

•	positive or negative results from or regulatory interpretations of testing and clinical trials by ourselves, strategic partners, our competitors or other companies with investigational drugs targeting the same, similar or related diseases to those targeted by our product candidates;

•	delays in beginning and completing preclinical and clinical studies for potential product candidates;

•	delays in entering or failing to enter into strategic relationships with respect to development and/or commercialization of our product candidates or entry into strategic relationships on terms that are not deemed to be favorable to our Company;

•	technological innovations or commercial product introductions by ourselves or competitors;

•	changes in applicable government regulations or regulatory requirements in the approval process;

•	developments concerning proprietary rights, including patents and patent litigation matters, such as developments in the interferences declared by the USPTO;

•	public concern relating to the commercial value, efficacy or safety of any of our products;

•	our ability to obtain funds, through the issuance of equity or equity linked securities or incurrence of debt, or other corporate transactions;

•	comments by securities analysts;

•	developments in litigation such as the stockholder lawsuits against us;

•	changes in senior management such as the resignation of our former CEO earlier this year and appointment of an interim CEO; or

•	general market conditions in our industry or in the economy as a whole.

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

As of June 30, 2015, there were 41.5 million shares of common stock outstanding and outstanding awards to purchase 7.0 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2015, there were 2.0 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, 0.2 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and 0.4 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 6, 2015	By:	/s/ EDWARD KAYE, MD
Edward Kaye, MD
Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	10.1	6/30/15

3.3	Amended and Restated Bylaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	9/25/14

10.1	Credit and Security Agreement between the Company and MidCap Financial dated June 26, 2015					X

10.2	Pledge Agreement between the Company and MidCap Financial dated June 26, 2015					X

10.3†	Separation and Consulting Agreement and General Release between the Company and Christopher Garabedian entered into on June 30, 2015					X

10.4	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/16/11

10.5	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

31.1	Certification of the Company’s Interim Chief Executive Officer, Edward Kaye, MD, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s Interim Chief Executive Officer, Edward Kaye, MD, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filings of Sarepta Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.