Form 10-Q
period 2015-09-30
Sarepta Therapeutics, Inc.
filed 2015-11-05
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	45,271,301
(Class)	(Outstanding as of October 30, 2015)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts)

	As of September 30, 2015	As of December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$55,819	$73,551
Short-term investments	44,090	136,793
Accounts receivable	2,733	2,416
Other current assets	19,466	35,036
Total Current Assets	122,108	247,796
Restricted cash and investments	11,478	782
Property and equipment, net of accumulated depreciation of $23,368 and $19,896 as of September 30, 2015 and December 31, 2014, respectively	37,379	38,501
Patent costs, net of accumulated amortization of $2,486 and $2,081 as of September 30, 2015 and December 31, 2014, respectively	6,116	5,891
Other assets	7,670	2,063
Total Assets	$184,751	$295,033

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,431	$12,408
Accrued expenses	19,761	17,366
Current portion of long-term debt	3,435	98
Current portion of notes payable	2,454	2,492
Deferred revenue	3,303	3,318
Other current liabilities	1,283	1,185
Total Current Liabilities	37,667	36,867
Long-term debt	17,397	1,476
Notes payable	—	2,262
Deferred rent and other	6,451	6,775
Total Liabilities	61,515	47,380
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 99,000,000 shares authorized; 41,963,151 and 41,311,512 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	957,607	926,769
Accumulated other comprehensive loss	(1)	(95)
Accumulated deficit	(834,374)	(679,025)
Total Stockholders’ Equity	123,236	247,653
Total Liabilities and Stockholders’ Equity	$184,751	$295,033

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue from research contracts and other grants	$—	$1,059	$—	$9,730
Operating expenses:
Research and development	36,673	21,852	105,018	63,399
General and administrative	15,090	12,882	50,714	35,398
Total operating expenses	51,763	34,734	155,732	98,797
Operating loss	(51,763)	(33,675)	(155,732)	(89,067)

Other income (loss):
Interest (expense) income and other, net	(176)	193	383	473
Gain (loss) on change in warrant valuation	—	4,256	—	(2,779)
Total other (loss) income	(176)	4,449	383	(2,306)

Net loss	$(51,939)	$(29,226)	$(155,349)	$(91,373)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term securities - available-for-sale	18	(21)	94	(55)
Total other comprehensive income (loss)	18	(21)	94	(55)

Comprehensive loss	$(51,921)	$(29,247)	$(155,255)	$(91,428)
Net loss per share — basic and diluted	$(1.25)	$(0.71)	$(3.75)	$(2.31)

Weighted average number of shares of common stock outstanding for computing basic and diluted net loss per share	41,565	41,066	41,416	39,595

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(155,349)	$(91,373)
Adjustments to reconcile net income to cash flows in operating activities:
Depreciation and amortization	3,883	2,532
Amortization of premium on available-for-sale securities and non-cash interest	805	1,848
Loss on abandonment of patents	180	52
Stock-based compensation	25,769	14,578
Increase in warrant valuation	—	2,779
Changes in operating assets and liabilities, net:
Net (increase) decrease in accounts receivable	(317)	168
Net decrease (increase) in other assets	9,963	(29,168)
Net decrease in accounts payable, accrued expenses, deferred revenue and other liabilities	(3,127)	(4,506)
Net cash used in operations	(118,193)	(103,090)

Cash flows from investing activities:
Release and maturity of restricted investments	—	3,250
Purchase of restricted investments	(10,695)	—
Purchase of property and equipment	(2,316)	(22,305)
Patent costs	(982)	(1,062)
Purchase of available-for-sale securities	(49,632)	(272,189)
Maturity of available-for-sale securities	141,854	86,599
Net cash from (used in) investing activities	78,229	(205,707)

Cash flows from financing activities:
Proceeds from borrowings, net of debt issuance costs	19,601	—
Repayments of long-term debt and notes payable	(2,573)	(70)
Proceeds from exercise of options and warrants and the sale of common stock, net of offering costs	5,204	104,201
Net cash from financing activities	22,232	104,131

Decrease in cash and cash equivalents	(17,732)	(204,666)

Cash and cash equivalents:
Beginning of period	73,551	256,965
End of period	$55,819	$52,299

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$359	$60
Supplemental schedule of non-cash investing activities and financing activities:
Accrued debt issuance costs related to the senior secured term loan	$400	$—
Property and equipment included in accrued expenses	$211	$1,165
Patent costs included in accrued expenses	$105	$187
Accrued legal and other fees for the October 9, 2015 common stock offering (See Note 11, Subsequent Event)	$135	$—
Capitalized interest	$99	$36
Issuance of common stock in satisfaction of warrants	$—	$11,785
Tenant improvement paid by Landlord	$—	$154
Issuance of note payable in relation to the purchase of certain real and personal property located in Andover, Massachusetts	$—	$4,613

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS AND BASIS OF PRESENTATION

Business

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries “Sarepta” or the “Company”) is a biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare, infectious and other diseases. Applying its proprietary, highly-differentiated and innovative platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. The Company is primarily focused on rapidly advancing the development of its potentially disease-modifying Duchenne muscular dystrophy (“DMD”) drug candidates, including its lead DMD product candidate, eteplirsen, designed to skip exon 51. On August 25, 2015, the Company announced the filing by the Food and Drug Administration (“FDA”) of its new drug application (“NDA”) for eteplirsen for the treatment of DMD amenable to exon 51 skipping. Eteplirsen is under priority review with a Prescription Drug User Fee Act (“PDUFA”) action date of February 26, 2016. The Company is also developing therapeutics using its technology for the treatment of drug resistant bacteria and infectious, rare and other human diseases.

The Company has not generated any revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if it does achieve revenue from product sales, the Company is likely to continue to incur operating losses in the near term.

On October 9, 2015, the Company completed a public offering whereby the Company sold 3,250,000 shares of common stock at a price of $39.00 per share.  In addition, the Company granted the underwriters a 30-day option to purchase an additional 487,500 shares of common stock at a price of $39.00 per share. There can be no assurance that the underwriters will exercise the option. The Company received aggregate net proceeds from the offering of approximately $120.0 million, after deducting the underwriting discounts and offering-related transaction costs.

As of September 30, 2015, the Company had approximately $111.4 million of cash, cash equivalents and investments, consisting of $55.8 million of cash and cash equivalents, $44.1 million of short-term investments and $11.5 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of September 30, 2015, together with the net proceeds of approximately $120.0 million received from the Company’s common stock offering completed on October 9, 2015, is sufficient to fund its current operational plan for the next twelve months, though it may pursue additional cash resources through public or private financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based awards, research and development expenses, revenue recognition and income taxes.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has elected to adopt this ASU early and the adoption of this guidance did not have a material effect on its consolidated financial statements. For additional information, please read Note 7, Long-term Debt of the unaudited condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued and to provide related disclosures. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, with early adoption permitted. The Company has not adopted this guidance as of September 30, 2015, and based on the Company's financial condition as of the date these financial statements were issued or available for issuance, the Company does not expect the adoption of this guidance to have any impact on the current period financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. Under the new guidance, a company is required to recognize revenue when it transfers goods or renders services to customers at an amount that it expects to be entitled to in exchange for these goods or services. This guidance is effective for the fiscal years beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which states that the mandatory effective date of this new revenue standard will be delayed by one year, with early adoption only permitted in fiscal year 2017. Two adoption methods are permitted: (i) retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$140	$140	$—	$—
Commercial paper	11,099	—	11,099	—
Government and government agency bonds	28,249	—	28,249	—
Corporate bonds	15,841	—	15,841	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$66,672	$11,483	$55,189	$—

	Fair Value Measurement as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$47,740	$47,740	$—	$—
Commercial paper	2,997	—	2,997	—
Government and government agency bonds	75,250	—	75,250	—
Corporate bonds	58,546	—	58,546	—
Certificates of deposit	647	647	—	—
Total assets	$185,180	$48,387	$136,793	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2015.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds and corporate bonds. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing observable market data.

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

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2015 and December 31, 2014 was less than 1 and 4 months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$44,720	$—	$—	$44,720
Commercial paper	11,099	—	—	11,099
Government and government agency bonds	28,248	1	—	28,249
Corporate bonds	15,843	—	(2)	15,841
Total assets	$99,910	$1	$(2)	$99,909
As reported:
Cash and cash equivalents	$55,819	$—	$—	$55,819
Short-term investments	44,091	1	(2)	44,090
Total assets	$99,910	$1	$(2)	$99,909

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$73,551	$—	$—	$73,551
Commercial paper	2,997	—	—	2,997
Government and government agency bonds	75,289	—	(39)	75,250
Corporate bonds	58,602	—	(56)	58,546
Total assets	$210,439	$—	$(95)	$210,344
As reported:
Cash and cash equivalents	$73,551	$—	$—	$73,551
Short-term investments	136,888	—	(95)	136,793
Total assets	$210,439	$—	$(95)	$210,344

5. OTHER CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Manufacturing-related deposits	$14,450	$30,668
Prepaid expenses	4,382	2,797
Other	634	1,571
Total other current assets	$19,466	$35,036

6. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Accrued employee compensation costs	$6,262	$6,170
Accrued clinical and preclinical costs	5,972	3,471
Accrued professional fees	3,349	3,403
Accrued contract manufacturing costs	2,145	3,271
Accrued research costs	565	311
Accrued facility-related costs	168	300
Other	1,300	440
Total accrued expenses	$19,761	$17,366

7. LONG-TERM DEBT

On June 26, 2015, the Company entered into a credit and security agreement (the “Credit Agreement”) with MidCap Financial that provides a senior secured term loan of $20.0 million. The principal amount may be increased by an additional $20.0 million, for an aggregate amount not to exceed $40.0 million. All obligations under the Credit Agreement are secured by substantially all of the Company’s assets, excluding, without limitation, the Company’s intellectual property, certain equity interests relating to foreign subsidiaries and all assets owned by foreign subsidiaries, among others.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to 7.75%, with only interest payments due through June 30, 2016. In addition to paying interest on the outstanding principal under the Credit Agreement, the Company will pay an origination fee equal to 0.50% of the amount of the term loan when advanced under the Credit Agreement, as well as a final payment fee equal to 2.00% of the amount borrowed under the Credit Agreement when the term loan is fully repaid. Commencing on

July 1, 2016 and continuing for the remaining twenty-four months of the facility, the Company will be required to make monthly principal payments of approximately $0.8 million, or $1.7 million if the facility is increased by the additional $20.0 million referenced above.

The Company may voluntarily prepay outstanding loans under the Credit Agreement at any time, provided that the amount is not less than the total of all of the credit extensions and other related obligations under the Credit Agreement then outstanding. In the event of a voluntary prepayment, the Company is obligated to pay a prepayment fee equal to 2.95% of the outstanding principal of such advance if the prepayment is made within twelve months after the closing date, or 2.00% of the outstanding principal of such advance if the prepayment is made on or after the date that is twelve months after the closing date.

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

The Credit Agreement includes customary events of default, including cross defaults, a change of control and a material adverse change. Additionally, the Company's failure to be compliant with the affirmative or negative covenants or make payments when they become due will result in an event of default.

In connection with the senior secured term loan, the Company recorded $20.0 million as long-term debt in the unaudited condensed consolidated balance sheets as of September 30, 2015. In addition, the Company incurred approximately $0.8 million in debt issuance costs that were recorded as a direct deduction to the carrying value of the term loan in the unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the loan. For the three and nine months ended September 30, 2015, the Company recognized $0.4 million and $0.5 million of interest expense related to the term loan, respectively.

The following table summarizes the components of the long-term debt recorded for the period indicated:

As of September 30, 2015 (in thousands)
Principal amount	$20,000
Unamortized debt issuance costs	(668)
Net carrying value of senior secured term loan	19,332
Other long-term debt	1,500
Total long-term debt	$20,832

8. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options*	702,067	$24.05	237,050	$16.19	2,676,778	$14.67	1,540,085	$19.24
Restricted stock awards**	65,000	$33.81	—	$—	181,783	$20.80	6,000	$29.03

*	A majority of the stock options granted during the periods presented in the table have only service-based criteria and vest over four years.
**

In September 2015, the Company granted certain employees restricted stock awards (“RSAs”) with performance conditions. If certain performance milestones are achieved within the required time frame, the number of RSAs with performance conditions may be increased from 65,000 to 97,500 shares. As a result, the Company may recognize up to $3.3 million of stock-based compensation related to these grants when performance is deemed probable.

Stock-based Compensation Expense

For the three months ended September 30, 2015 and 2014, total stock-based compensation expense was $5.7 million and $4.6 million, respectively. For the nine months ended September 30, 2015 and 2014, total stock-based compensation expense was $25.8 million and $14.6 million, respectively. Included in the amount for the nine months ended September 30, 2015 is $8.6 million of stock-based compensation expense incurred in connection with the resignation of the Company’s former Chief Executive Officer (“CEO”). The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$2,631	$1,668	$7,639	$5,886
General and administrative	3,052	2,981	18,130	8,692
Total stock-based compensation expense	$5,683	$4,649	$25,769	$14,578

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	$4,801	$4,217	$23,451	$13,170
Restricted stock awards	136	33	310	169
Restricted stock units	—	—	—	1
Stock appreciation rights	115	147	377	440
Employee stock purchase plan	631	252	1,631	798
Total stock-based compensation expense	$5,683	$4,649	$25,769	$14,578

9. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company generated a net loss for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net loss	$(51,939)	$(29,226)	$(155,349)	$(91,373)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss per share	41,565	41,066	41,416	39,595
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	41,565	41,066	41,416	39,595
Net loss per share — basic and diluted	$(1.25)	$(0.71)	$(3.75)	$(2.31)

*

For the three and nine months ended September 30, 2015 and 2014, stock options, RSAs and stock appreciation rights to purchase approximately 7.3 million and 5.3 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The following table presents non-cancelable contractual obligations arising from arrangements that the Company has entered into from time to time for the provision of goods and services:

As of September 30, 2015 (in thousands)
2015 (3 months)	$6,060
2016	57,047
2017	29,664
2018	28,521
2019	11,408
Total purchase commitments	$132,700

In connection with an amendment to a supply agreement, in September 2015, the Company issued an irrevocable standby letter of credit totaling $10.7 million to a contract manufacturing vendor. The obligation secured by the letter of credit will be fulfilled upon full payment of all deposits and purchase payments by the end of 2016. To meet the requirement of the letter of credit, the Company purchased $10.7 million in a certificate of deposit with a September 2016 maturity date. If the commitments have not occurred as of December 31, 2016, the letter of credit will be extended. The Company has recorded this $10.7 million as restricted investments in the unaudited condensed consolidated balance sheet as of September 30, 2015.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta filed a motion to dismiss the consolidated amended complaint on August 18, 2014, and argument on the motion was held on March 12, 2015. On March 31, 2015, the Court dismissed plaintiffs’ amended complaint.  On April 30, 2015, plaintiffs in the Corban suit filed a motion for leave seeking to file a further amended complaint, which the Company opposed.  Following a hearing on August 12, 2015, the Court denied this motion, and on September 22, 2015, the Court dismissed the case. The plaintiffs filed a Notice of Appeal in the Court of Appeals for the First Circuit. No dates have been set for briefing or oral argument.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 by William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318), asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, Christopher Garabedian and Sandesh Mahatme. Plaintiffs’ amended complaint, filed on March 20, 2015, alleges that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek compensatory damages and fees. The Company received service of the complaint on January 5, 2015. Sarepta filed a motion to dismiss the complaint on May 11, 2015, pursuant to the scheduling order entered on February 20, 2015, which plaintiffs have opposed.  Oral argument on the motion to dismiss has not been scheduled.

In addition, two derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Cause No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 24, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of the NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts.

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

11. SUBSEQUENT EVENT

Subsequent events have been evaluated through the date these consolidated financial statements were filed. On October 9, 2015, the Company sold 3,250,000 shares of common stock at a price of $39.00 per share. In addition, the Company granted the underwriters a 30-day option to purchase an additional 487,500 shares of common stock at a price of $39.00 per share. There can be no assurance that the underwriters will exercise the option. The Company received aggregate net proceeds of approximately $120.0 million, after deducting the underwriting discounts and offering-related transaction costs.

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
•

our expectations regarding the Food and Drug Administration’s (“FDA”) interpretation of our data and information on our product candidates, PMO and PMO-based chemistries and RNA-targeted technologies and the impact of the FDA’s interpretations on our FDA submissions (including our investigational new drug applications (“INDs”) and new drug applications (“NDAs”)), filing decisions by the FDA, potential advisory committee meeting dates and advisory committee recommendations, and FDA product approval decisions and related timelines;

•

our estimates regarding how long our currently available cash, cash equivalents and investments will be sufficient to finance our operations and business plans and statements about our future capital needs;

•

our current and planned investment in and activities in preparation for a potential commercial launch of eteplirsen, including negotiating and entering into commercial and supply contracts, scaling up manufacturing and hiring for pre-launch and commercial positions and the impact of winding down or terminating these commitments if the FDA does not approve our eteplirsen NDA;

•	our ability to raise additional funds to support our business plans and the impact of our credit and security agreement with MidCap Financial on our financial condition and future operations;
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

•

our ability to effectively manage the clinical trial process for our product candidates on a timely basis, including our ability to conduct a placebo-controlled confirmatory study for eteplirsen in the U.S. using an exon 53 skipping product candidate that depends on our ability to satisfactorily and timely respond to FDA requests with respect to preclinical data on the exon 53 skipping product candidate;

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

•

our expectations regarding our manufacturing and scale-up techniques and our ability to synthesize and purify our product candidates to adequately support clinical development and potential commercialization;

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

•	our ability to operate our business without infringing the intellectual property rights of others;
•	our ability to enter into contracts, including collaborations or licensing agreements, with respect to our technology and product candidates, with third parties, including government entities;
•	our estimates regarding future revenues, research and development expenses, other expenses, capital requirements and payments to third parties;
•	the timing and outcomes of ongoing interference proceedings and related appeals;
•	the impact of litigation on us, including actions brought by stockholders;
•	our ability to attract and retain key employees needed to execute our business plans and strategies and our expectations regarding our ability to manage the impact of any loss of key employees;
•	our ability to comply with applicable environmental laws and regulations;
•	our expectations relating to potential funding from government and other sources for the development of some of our product candidates;
•	the impact of the potential achievement of performance conditions and milestones relating to our restricted stock awards;
•	our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements; and
•

our succession plan, including the search for a permanent full-time CEO and the effect that the changes in management could have on the Company, its business plans and its regulatory and clinical discussions and relationships.

All forward-looking statements are based on information available to us on the date of this Quarterly Report on Form 10-Q and we will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on forward-looking statements. Our actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Applicable risks and uncertainties include, among others, the fact that: the FDA may not approve eteplirsen as a DMD therapeutic; we may be delayed or may not be able to comply with the FDA’s requests for additional information in connection with our eteplirsen NDA; the additional information and data we collect for eteplirsen may not be consistent with prior data or results or may not support  a positive advisory committee vote or recommendation relating to our eteplirsen NDA, if any, or approval of eteplirsen by the FDA; the result of the upcoming advisory committee meeting for drisapersen or other competitor developments may be viewed as negative for Sarepta by research analysts, investors or others who follow us; we may be delayed in and may not be able to successfully conduct or obtain positive results in our current and planned clinical trials for eteplirsen and other product candidates in our pipeline; we may not have sufficient funds to execute on our business plans and strategy; we may not be able to obtain regulatory approvals for our product candidates in a timely manner nor achieve commercial viability; we may not be able to incorporate our PMO and other technology into therapeutic commercial products; we may not be able to successfully navigate the uncertainties related to regulatory processes; we may not be able to demonstrate acceptable levels of safety, efficacy and quality in our product candidates through our preclinical and clinical trials; compliance with environmental laws could have a negative impact on our business if we are not able to effectively manage our real estate, manufacturing and other company operations that may deal with hazardous materials; we rely on third parties to provide service, including the manufacturing of our product candidates, in connection with our preclinical and clinical development programs and commercialization plan and we may not be able to secure the service or quality of service we need from third parties; the pharmaceutical industry is subject to greater government scrutiny and regulation, and we may not be able to respond to changing laws and regulations affecting our industry, including any reforms to the regulatory approval process administered by the FDA or changing enforcement practices related thereto; we may not be able to obtain and maintain patent protection for our product candidates, preserve our trade secrets or prevent third parties from infringing on our proprietary rights; we may not be able to capitalize on our executive team’s relationships and expertise to meet our expected timelines for regulatory submissions, clinical development plans and bringing our product candidates to market; we may not be able to hire and retain key personnel or attract qualified personnel, including a permanent full-time CEO; we may not be able to establish and maintain arrangements with third parties who are able to meet manufacturing needs for large-scale clinical trials or potential commercial needs within sufficient timelines or at acceptable costs; competitive products and pricing may have a negative impact on our business; there are uncertainties associated with our future capital needs; we may not be able to raise additional funds to execute or business plan; we may not be able to attract sufficient capital or to enter into strategic relationships; the outcome of investigations and litigation and associated damages and expenses is uncertain; and those risks and uncertainties discussed in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare, infectious and other diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying DMD drug candidates, including our lead DMD product candidate, eteplirsen, designed to skip exon 51. On August 25, 2015, we announced the FDA’s filing of our NDA for eteplirsen for the treatment of DMD amenable to exon 51 skipping. Eteplirsen is under priority review with a PDUFA action date of February 26, 2016. We are also developing therapeutics using our technology for the treatment of drug resistant bacteria and infectious, rare and other human diseases.

Our RNA-targeted technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD in the U.S.; the FDA, however, has accepted NDAs for eteplirsen, our lead product candidate for DMD, and for drisapersen, which is being developed by BioMarin Pharmaceuticals, Inc., each for patients amenable to exon 51 skipping. Approximately 13 percent of people with DMD are estimated to have the mutation amenable to exon 51 skipping. If we are successful in our development efforts, eteplirsen will address a severe and currently unmet medical need. We are in the process of conducting or initiating several studies for product candidates designed to skip exons 45, 51 and 53 in the U.S. and the European Union (the “E.U.”). These comprise (i) studies to further evaluate eteplirsen that include an open label extension of our Phase IIb eteplirsen study, a confirmatory trial in ambulatory patients, a study on participants with advanced stage DMD and a study with participants with early stage DMD, (ii) a dose-ranging study for our product candidate designed to skip exon 45, (iii) a 2-part randomized, double blind, placebo-controlled, dose titration safety, tolerability and pharmacokinetics study (Part I) followed by an open label efficacy and safety study (Part II) with a product candidate designed to skip exon 53 and (iv) a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53. Our discovery and research programs include collaborations with various third parties and focus on developing therapeutics in rare, genetic, anti-infective, neuromuscular and central nervous system diseases among other diseases. We are exploring the application of our proprietary PMO platform technology in various diseases including drug resistant bacteria, DMD, Becker muscular dystrophy, progeria, adult onset Pompe disease and lupus.

The basis of our novel RNA-targeted therapeutics is the PMO chemistries. Our next generation PMO-based chemistries include PMO-X®, PMOplus® and PPMO. PMOs are highly resistant to degradation by enzymes, potentially enabling robust and sustained biological activity. In contrast to other RNA-targeted therapeutics, which are usually designed to down-regulate protein expression, our technologies are designed to selectively up-regulate or down-regulate protein expression, and more importantly, create novel proteins. PMOs have demonstrated inhibition of messenger RNA (“mRNA”) translation and alteration of pre-mRNA splicing. The chemistry of PMO-based molecules has the potential to reduce off-target effects, such as the immune stimulation often observed with ribose-based RNA technologies. We believe that our highly-differentiated, novel, proprietary and innovative RNA-targeted PMO-based platforms may represent a significant improvement over other RNA-targeted technologies. In addition, PMOs are highly adaptable molecules: with minor structural modifications, they can potentially be rapidly designed to target specific tissues, genetic sequences, or pathogens, and therefore, we believe they could potentially be applied to treat a broad spectrum of diseases.

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

On October 9, 2015, we completed a public offering whereby we sold 3,250,000 shares of common stock at a price of $39.00 per share. In addition, we have granted the underwriters a 30-day option to purchase an additional 487,500 shares of common stock at a price of $39.00 per share. There can be no assurance that the underwriters will exercise the option. We received aggregate net proceeds from the offering of approximately $120.0 million, after deducting the underwriting discounts and offering-related transaction costs.

As of September 30, 2015, we had approximately $111.4 million of cash, cash equivalents and investments, consisting of $55.8 million of cash and cash equivalents, $44.1 million of short-term investments and $11.5 million of restricted cash and investments. We believe that the balance of our cash, cash equivalents and investments as of September 30, 2015, together with the net proceeds of approximately $120.0 million received from our common stock offering completed on October 9, 2015, is sufficient to fund our current operational plan for the next twelve months. We may pursue additional cash resources through public or private financings, establish credit or debt facilities or collaborate with, or license our technology to, other companies.

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

Key Financial Metrics

Revenue

Revenue from Research Contracts and Other Grants. In the periods presented in this report, substantially all of our revenue was derived from our former research and development contracts with and grants from the U.S. government. As of December 31, 2014, we had completed all development activities under our contracts with the U.S. government. We recognize revenue from U.S. government research contracts and grants during the period in which the related expenses are incurred and present such revenue and related expenses on a gross basis in the unaudited condensed consolidated financial statements. Our government contracts are subject to government audits, which may result in catch-up adjustments.

If a technology, right, product or service is separate and independent of our performance under other elements of an arrangement, we defer recognition of non-refundable up-front fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, such up-front fees are deferred and recognized over the period of continuing involvement. As of September 30, 2015, we had deferred revenue of $3.3 million, which represents up-front fees which we may recognize as revenue upon settlement of certain obligations.

Expenses

Research and Development. Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, clinical trials and manufacturing activities.

Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other external services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical programs include salaries, stock-based compensation and allocation of our facility costs.

Future research and development expenses may increase as our internal projects, such as those for our DMD product candidates, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for eteplirsen, including a confirmatory trial in the U.S. We completed Part I and have started conducting Part II of a Phase I/IIa clinical trial for an exon 53 skipping product candidate in the E.U. and have initiated a dose-ranging study for our exon 45 skipping product candidate in the U.S. We also plan to include our exon 45 and exon 53 skipping product candidates in our planned placebo-controlled confirmatory clinical trial in the U.S. and the E.U. The remainder of our research and development programs are in various stages of research and pre-clinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be unsafe or ineffective during clinical trials, may have clinical trials that take longer to complete than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

Interest (Expense) Income and Other, Net. Interest (expense) income and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense and rental income and loss. Our cash equivalents and investments consist of commercial paper, government and government agency debt securities, money market investments and certificates of deposit. Interest expense includes interest accrued on our promissory note related to the Andover, Massachusetts facility, our senior secured term loan and our mortgage loan related to our Corvallis, Oregon property, a substantial portion of which has been leased to a third party since November 2011. Rental income and loss is from leasing excess space in some of our facilities.

Gain (Loss) on Change in Warrant Valuation. Warrants issued in connection with our January and August 2009 financings were classified as liabilities as opposed to equity due to their settlement terms. These warrants were non-cash liabilities and we were not required to expend any cash to settle these liabilities. The fair value of these warrants was recorded on our unaudited condensed consolidated balance sheets at the date of issuance. The warrants were marked to market at each financial reporting period, with changes in the fair value recorded as “Gain (loss) on change in warrant valuation” in our unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model, which required the use of significant judgment and estimates related to the inputs used in the model. All warrants issued in January and August 2009 were exercised or expired during 2014.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time when we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates.

The policies that we believe are the most critical to aid the understanding of our financial results include:

•	revenue recognition;
•	research and development expense;
•	stock-based compensation; and
•	income taxes.

There have been no material changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
	2015	2014	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$—	$1,059	$(1,059)	(100)%
Operating expenses:
Research and development	36,673	21,852	14,821	68%
General and administrative	15,090	12,882	2,208	17%
Total operating expenses	51,763	34,734	17,029	49%
Operating loss	(51,763)	(33,675)	(18,088)	54%
Other income (loss):
Interest (expense) income and other, net	(176)	193	(369)	(191)%
Gain on change in warrant valuation	—	4,256	(4,256)	(100)%
Net loss	$(51,939)	$(29,226)	$(22,713)	78%

Net loss per share — basic and diluted	$(1.25)	$(0.71)	$(0.54)	76%

	For the Nine Months Ended September 30,
	2015	2014	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$—	$9,730	$(9,730)	(100)%
Operating expenses:
Research and development	105,018	63,399	41,619	66%
General and administrative	50,714	35,398	15,316	43%
Total operating expenses	155,732	98,797	56,935	58%
Operating loss	(155,732)	(89,067)	(66,665)	75%
Other income (loss):
Interest income and other, net	383	473	(90)	(19)%
Loss on change in warrant valuation	—	(2,779)	2,779	(100)%
Net loss	$(155,349)	$(91,373)	$(63,976)	70%

Net loss per share — basic and diluted	$(3.75)	$(2.31)	$(1.44)	62%

Revenue

As of December 31, 2014, we had completed all development activities related to our contracts with the U.S. government. Therefore, no revenue was recognized for the three or nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, we recognized $1.1 million and $9.7 million, respectively, under our U.S. government contracts. The majority of the revenue under our U.S. government contracts has been recognized as of September 30, 2015 and only revenue for contract finalization, if any, is expected in the future.

Research and Development Expenses

Our research and development expenses represent a substantial percentage of our total operating expenses, which primarily consist of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, clinical trials and manufacturing activities. We do not maintain or evaluate and, therefore, do not allocate, internal research and development costs on a project-by-project basis. As a result, a significant portion of our research and development expenses, including salaries, stock-based compensation and allocation of our facility costs, are not tracked by project, as the costs may benefit multiple projects. The following tables summarize research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$18,853	$6,221	$12,632	203%
Exon 45	1,181	475	706	149%
Exon 53	1,276	3,114	(1,838)	(59)%
Other projects	173	(333)	506	(152)%
Internal research and development expenses	15,190	12,375	2,815	23%
Total research and development expenses	$36,673	$21,852	$14,821	68%

	For the Nine Months Ended September 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$52,353	$18,581	$33,772	182%
Exon 45	5,130	1,547	3,583	232%
Exon 53	3,446	5,970	(2,524)	(42)%
Other projects	1,218	3,731	(2,513)	(67)%
Internal research and development expenses	42,871	33,570	9,301	28%
Total research and development expenses	$105,018	$63,399	$41,619	66%

The following tables summarize research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$20,801	$9,133	$11,668	128%
Compensation and other personnel expenses	6,351	5,004	1,347	27%
Stock-based compensation	2,631	1,668	963	58%
Facility-related expenses	2,395	2,126	269	13%
Professional services	2,067	1,877	190	10%
Preclinical expenses	731	101	630	624%
Research and other	1,697	1,943	(246)	(13)%
Total research and development expenses	$36,673	$21,852	$14,821	68%

	For the Nine Months Ended September 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$57,477	$24,379	$33,098	136%
Compensation and other personnel expenses	18,488	14,735	3,753	25%
Stock-based compensation	7,639	5,886	1,753	30%
Facility-related expenses	7,303	5,263	2,040	39%
Professional services	5,888	5,785	103	2%
Preclinical expenses	3,239	2,196	1,043	47%
Research and other	4,984	5,155	(171)	(3)%
Total research and development expenses	$105,018	$63,399	$41,619	66%

Research and development expenses for the three months ended September 30, 2015 increased by $14.8 million, or 68%, compared with the three months ended September 30, 2014. The increase was primarily due to increases of $11.7 million in clinical and manufacturing expenses, driven by increased enrollment in our ongoing clinical trials and timing of manufacturing activities (including raw material purchases) as well as expense incurred in connection with an amendment to a supply agreement, $1.3 million in compensation expenses primarily driven by increases in headcount and $1.0 million in stock-based compensation.

Research and development expenses for the nine months ended September 30, 2015 increased by $41.6 million, or 66%, compared with the nine months ended September 30, 2014. The increase was primarily due to increases of $33.1 million in clinical and manufacturing expenses driven by increased enrollment in our ongoing clinical trials and timing of manufacturing activities (including raw material purchases) as well as expense incurred in connection with an amendment to a supply agreement, $3.8 million in compensation expenses primarily driven by increases in headcount, $2.0 million in facility-related expenses primarily driven by corporate growth, $1.8 million in stock-based compensation and $1.0 million in preclinical expenses.

General and Administrative Expenses

The following tables summarize general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Professional services	$6,223	$4,109	$2,114	51%
Compensation and other personnel expenses	4,160	3,364	796	24%
Stock-based compensation	2,897	2,873	24	1%
Other	1,810	2,536	(726)	(29)%
Total general and administrative expenses	$15,090	$12,882	$2,208	17%

	For the Nine Months Ended September 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Former CEO severance expense	$9,182	$—	$9,182	NA
Professional services	14,477	10,885	3,592	33%
Compensation and other personnel expenses	11,289	9,419	1,870	20%
Stock-based compensation	9,417	8,584	833	10%
Other	6,349	6,510	(161)	(2)%
Total general and administrative expenses	$50,714	$35,398	$15,316	43%

General and administrative expenses for the three months ended September 30, 2015 increased by $2.2 million, or 17%, compared with the three months ended September 30, 2014. This was primarily due to professional services provided for preparation for the potential product launch for eteplirsen if market approval is obtained.

General and administrative expenses for the nine months ended September 30, 2015 increased by $15.3 million, or 43%, compared with the nine months ended September 30, 2014. The increase was primarily due to $9.2 million in severance expense, including stock-based compensation, as a result of the resignation of our former CEO, and increases of $3.6 million in professional services due to increased legal fees and preparation for the potential product launch for eteplirsen if market approval is obtained, $1.9 million in compensation expenses primarily driven by increases in headcount and $0.8 million in stock-based compensation.

Interest (Expense) Income and Other, Net

For the three months ended September 30, 2015, interest expense and other, net was $0.2 million. For the three months ended September 30, 2014, interest income and other, net was $0.2 million. The unfavorable change was primarily driven by interest expense incurred in connection with the $20.0 million senior secured term loan. For additional information, please read Note 7, Long-term Debt of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended September 30, 2015.

Interest income and other, net, for the nine months ended September 30, 2015 decreased by $0.1 million compared with the nine months ended September 30, 2014. The decrease was primarily driven by rental income from the leasing of unused office space partially offset by interest expense incurred in connection with the $20.0 million senior secured term loan.

Gain (Loss) on Change in Warrant Valuation

All warrants issued in January and August 2009 were exercised or expired during 2014 and we no longer have outstanding warrants. Therefore, we did not have any change in warrant valuation for the three or nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, we had an approximately $4.3 million gain and $2.8 million loss on change in warrant valuation, respectively.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2015	As of December 31, 2014	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$55,819	$73,551	$(17,732)	(24)%
Short-term investments	44,090	136,793	(92,703)	(68)%
Restricted cash and investments	11,478	782	10,696	1368%
Total cash, cash equivalents and investments	$111,387	$211,126	$(99,739)	(47)%

Borrowings:
Long-term debt	$20,832	$1,574	$19,258	1224%
Notes payable	2,454	4,754	(2,300)	(48)%
Total borrowings	$23,286	$6,328	$16,958	268%

Working capital
Current assets	$122,108	$247,796	$(125,688)	(51)%
Current liabilities	37,667	36,867	800	2%
Total working capital	$84,441	$210,929	$(126,488)	(60)%

For the period ended September 30, 2015, our principal sources of liquidity were from both equity and debt financings. For the period ended September 30, 2014, our principal source of liquidity was primarily equity financing. Our principal uses of cash are research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

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

Cash Flows

	For the Nine Months Ended
	September 30,
	2015	2014	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(118,193)	$(103,090)	$(15,103)	15%
Investing activities	78,229	(205,707)	283,936	(138)%
Financing activities	22,232	104,131	(81,899)	(79)%
Decrease in cash and cash equivalents	$(17,732)	$(204,666)	$186,934	(91)%

Operating Activities. The increase in cash used in operating activities of $15.1 million for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 was primarily due to an increase of $64.0 million in net loss driven by increases in research and development and general and administrative expenses partially offset by a favorable change of $40.0 million in operating assets and liabilities due to the timing of certain activities and an increase in non-cash adjustments of $8.8 million.

Investing Activities. Cash provided by investing activities was $78.2 million for the nine months ended September 30, 2015. Cash used in investing activities was $205.7 million for the nine months ended September 30, 2014. The change was primarily due to an increase of $55.3 million from the maturity of available-for-sale securities and decreases of $222.6 million from the purchase of available-for-sale securities and $20.0 million from the purchase of property and equipment partially offset by the purchase of restricted investments of $10.7 million and the maturity of restricted investments of $3.3 million for the nine months ended September 30, 2014.

Financing Activities. The decrease in cash provided by financing activities of $81.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a decrease of $99.0 million in net proceeds from the issuance of common stock and warrant and stock option exercises and an increase of $2.5 million in repayments of long-term debt partially offset by an increase of $19.6 million in net proceeds from the senior secured term loan. For additional information, please read Note 7, Long-term Debt of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended September 30, 2015.

Contractual Obligations and Contingencies

In our continuing operations, we have entered into long-term contractual arrangements for our facilities and the provision of goods and services. The following table presents non-cancelable contractual obligations arising from these arrangements as of September 30, 2015:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$24,768	$4,230	$19,101	$343	$1,094
Notes payable (1)	2,504	2,504	—	—	—
Lease obligations	25,901	4,577	9,516	9,994	1,814
Purchase obligations (2)	132,700	53,669	61,919	17,112	—
Total contractual obligations and contingencies	$185,873	$64,980	$90,536	$27,449	$2,908

(1)	Interest is included.
(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding or subject to cancellation fees. Purchase obligations relate primarily to our DMD development programs.

Milestone Obligations

We are obligated to make up to $36.0 million of future development, upfront royalty and commercial milestone payments associated with some of our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2015, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2015, we had approximately $111.4 million of cash, cash equivalents and investments, comprised of $55.8 million of cash and cash equivalents, $44.1 million of short-term investments and $11.5 million of restricted cash and investments. Our cash equivalents and short-term investments consist of commercial paper, government and government agency debt securities, corporate bonds and money market investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2015, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, Form 10-Q for the quarterly period ended September 30, 2015, under the supervision and with the participation of our management, including our interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our interim CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta filed a motion to dismiss the consolidated amended complaint on August 18, 2014, and argument on the motion was held on March 12, 2015. On March 31, 2015, the Court dismissed plaintiffs’ amended complaint.  On April 30, 2015, plaintiffs in the Corban suit filed a motion for leave seeking to file a further amended complaint, which the Company opposed.  Following a hearing on August 12, 2015, the Court denied this motion, and on September 22, 2015, the Court dismissed the case. The plaintiffs filed a Notice of Appeal in the Court of Appeals for the First Circuit. No dates have been set for briefing or oral argument.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 by William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318), asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, Christopher Garabedian and Sandesh Mahatme. Plaintiffs’ amended complaint, filed on March 20, 2015, alleges that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of a new drug application (“NDA”) for eteplirsen and the likelihood of the Food and Drug Administration (“FDA”) accepting the NDA based on that data. Plaintiffs seek compensatory damages and fees. The Company received service of the complaint on January 5, 2015. Sarepta filed a motion to dismiss the complaint on May 11, 2015, pursuant to the scheduling order entered on February 20, 2015, which plaintiffs have opposed.  Oral argument on the motion to dismiss has not been scheduled.

In addition, two derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Cause No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 24, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of the NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts.

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

Risks Related to Our Business

Most of our product candidates are at an early stage of development and may never receive regulatory approval.

With the exception of eteplirsen, which is subject to a pending NDA review and is still being evaluated in several studies, including a confirmatory clinical trial, and the exon 53 skipping product candidate for which we have completed Part I and have started Part II of a Phase I/IIa clinical trial in the E.U. with the Skip-NMD consortium, our product candidates are in relatively early stages of development. We are also working on initiating a clinical trial in the U.S. and the E.U. for exon 45 and 53 skipping product candidates. These product candidates will require significant further development, financial resources and personnel to develop into commercially viable products and obtain regulatory approval, if at all. Currently, eteplirsen, our exon 45 skipping product candidate, the exon 53 skipping product candidate we are developing with the SKIP-NMD consortium, each for DMD, and AVI-7100 in influenza are in active clinical development. AVI-7537 in Ebola and AVI-7288 in Marburg were being developed through a program with the U.S. Department of Defense (the “DoD”) and further development is conditioned in part on obtaining additional funding, collaborations or emergency use. Our other product candidates are in preclinical development or inactive. We expect that much of our effort and many of our expenditures over the next several years will be devoted to clinical development and regulatory activities associated with eteplirsen and other exon skipping candidates as part of our larger pan-exon strategy in DMD, our infectious disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. We may be delayed, restricted, or unable to further develop our active and other product candidates or successfully obtain approvals needed to market them.

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

We have been granted orphan designations in the U.S. and in the E.U. for certain of our product candidates, however, there can be no guarantee that we will maintain orphan status for these product candidates nor that we will receive orphan drug approval and hence prevent third parties from developing and commercializing products that are competitive to these product candidates in the absence of other barriers to entry.

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

We also have been granted orphan medicinal product designations in the E.U. for two of our product candidates in DMD (including eteplirsen). Product candidates granted orphan status in Europe can be provided with up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in Europe during that time period. Although we may have product candidates that may obtain orphan drug exclusivity in Europe, the orphan status and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

We are not guaranteed to receive or maintain orphan status for our current or future product candidates, and if our product candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the United States or the E.U., our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States and the E.U. for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. In addition, we cannot guarantee that another company will not receive approval to market a product candidate that is granted orphan drug status in the United States or the E.U. for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our product candidates for which we plan to file an NDA or marketing authorization application (“MAA”). If that were to happen, any pending NDA or marketing authorization application for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the United States or the E.U., as applicable. Further, application of the orphan drug regulations in the United States and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates.

Even if we receive regulatory approvals for any of our product candidates, it is possible that they may not become commercially viable products.

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

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by applicable local, regional and national regulatory authorities and regulations may differ from jurisdiction to jurisdiction. In the United States, approvals and oversight from federal (e.g., FDA), state and other regulatory authorities are required for these activities. Sale and marketing of our product candidates in the United States or other countries is not permitted until we obtain the required approvals from the applicable regulatory authorities. Our ability to obtain the government or regulatory approvals required to commercialize any of our product candidates, including eteplirsen, on an accelerated approval (e.g., under the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”)) or any other basis, in any jurisdiction, including in the United States, cannot be assured, may be significantly delayed or may never be achieved for various reasons including the following:

•

Our preclinical, clinical, Chemistry, Manufacturing and Controls (“CMC”) and other data and analyses from past, current and future studies for any of our product candidates may not be sufficient to meet regulatory requirements for submissions, advisory committee panels, filings or approvals. The FDA could disagree with our beliefs, interpretations and conclusions regarding data we submit in connection with an NDA submission, including any of the additional information and data we collect for the eteplirsen NDA, or other product candidates, and may delay, reject or refuse to file our NDA submission until we meet their additional requirements, if ever. In addition, an advisory committee could determine our data are insufficient to provide a positive recommendation for approval to the FDA. Even if we meet such requirements and an advisory committee votes to recommend approval of eteplirsen, the FDA could still deny approval of our product candidates, including eteplirsen, based on their review of the data or other factors.

•

The regulatory approval process for product candidates targeting orphan diseases, such as DMD, that use new technologies and processes, such as antisense oligonucleotide therapies, and novel endpoints, such as dystrophin measures, and natural history data, is uncertain due to, among other factors, the broad discretion of regulatory authorities, lack of precedent, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. We cannot be sure that any of our product candidates, including eteplirsen, will qualify for accelerated approval under FDASIA or any other expedited development, review and approval programs, or that, if a drug does qualify, that the product candidates will be approved, will be accepted as part of any such program or that the review time will be shorter than a standard review. As a result of uncertainty in the approval process, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned INDs and NDAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional patient muscle biopsies and dystrophin analysis), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, even if initially accepted, an advisory committee or regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could negatively impact the review of our NDA submission result in a decision by the Company to not proceed with development of a product candidate including a decision to not submit an NDA for a product based on feedback from regulators. Furthermore, we have collected additional eteplirsen data and analysis, some in direct response to FDA requests. For example, the FDA has previously expressed concerns with dystrophin as a surrogate endpoint and requested an independent assessment of dystrophin positive fibers measured in our eteplirsen Phase IIb study, which we provided. The FDA has also requested matched natural history to better evaluate the ongoing clinical results of our eteplirsen 201/202 study, which we have also provided. Any material inconsistencies between our existing data and analysis and the new and additional data we provide to the FDA, including the independent assessment of dystrophin positive fibers, safety data, matched natural history and data from a fourth biopsy that we have provided, could negatively impact the review of our eteplirsen NDA submission. While our studies demonstrate statistical significance, the FDA may not consider our six-minute walk test (“6MWT”) results or, to the extent the FDA considers dystrophin a relevant biomarker, the dystrophin production observed in our studies as confirming a clinical benefit. Additionally, the FDA may determine, after evaluating the totality of our data and analysis package or receiving the vote of an advisory committee that such package does not support an NDA approval.

•

We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates. For example, we received FDA requests relating to safety data at the highest dose in preclinical studies with an exon 53 skipping product candidate. Any failure on our part to respond to these requests in a timely and satisfactory manner could significantly delay or negatively impact our placebo-controlled confirmatory study timelines and/or the development plans we have for the exon 53 skipping product candidate. Responding to requests from regulators and meeting requirements for clinical studies, submissions, filings, advisory committees and approvals may require substantial personnel, financial or other resources, which, as a small pre-commercial biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third-party vendors and associates may be complicated by our own limitations and those of the parties we work with. For example, changes to CMC processes for the production of eteplirsen may require coordination with our third-party manufacturers, which may or may not be limited in their abilities to execute such regulatory requests. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including related to clinical trial design and the timing of regulatory decisions with respect to our NDA submissions.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical and clinical studies that the product candidate is safe and effective in humans. Ongoing and future preclinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. Furthermore, success in preclinical and early clinical trials does not ensure that the subsequent trials we plan to conduct will be successful, nor does it predict final results of a confirmatory trial. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld. For example, in 2012, we completed Study 201, a U.S.-based Phase IIb 12-person clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. Following completion of this study, we initiated Study 202, an ongoing open label extension study with the same participants from Study 201. These trials were initiated, in part, to further demonstrate efficacy and safety, including the production of dystrophin, and explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. While Studies 201 and 202 met their primary endpoints of dystrophin production based on the measurements taken at weeks 24 and 48, respectively, and six-minute walk test results reported for weeks 62, 74, 84, 96 and 120 supported stabilization of disease progression, we cannot provide assurances that data from the ongoing open label extension study will continue to be positive or consistent through the study periods or that the interpretation by regulators, such as the FDA, of the data we collect for our product candidates, including for eteplirsen, will be consistent with our interpretations. For example, on July 10, 2014, we announced that the 6MWT results for week 144 in Study 202 showed a change in decline from 5%, which was observed prior to 144 weeks, to approximately 8.5%. Additionally, on January 12, 2015, we announced results for week 168 in Study 202, which showed continued ambulation across all patients evaluable on the test, however all patients showed a decline in distance walked on this measure since the week 144 time point. Further, on October 1, 2015 we announced additional clinical efficacy and safety data that demonstrated that (i) eteplirsen provided a statistically significant advantage of 151 meters in the ability of study participants to walk at three years versus an external DMD control, (ii) eteplirsen-treated patients (n=8) experienced a slower rate of decline through week 192 than external DMD controls and (iii) the eteplirsen safety profile remained consistent with prior results. If the data from the confirmatory studies for eteplirsen do not produce the safety and efficacy data required by regulatory authorities for a positive advisory committee vote or NDA approval by the FDA, we may need to continue working with the FDA on the design and subsequent execution of any further studies or analysis we plan to conduct or that may be required to obtain and maintain approval of eteplirsen or our other DMD product candidates. For example, in October 2014, we received meeting minutes from a Type B pre-NDA meeting that took place in September 2014 in which the FDA provided updated guidance regarding the information to be provided as part of, or at the time of, our NDA submission for eteplirsen. The guidance stated that the FDA was requiring additional data as part of the NDA submission, including the results from an independent assessment of dystrophin images and the 168 week clinical data from Study 202. Additionally, the guidance requested more specific data, such as a minimum duration of safety in new patients exposed to eteplirsen, patient-level natural history data to be obtained by us from independent academic institutions and MRI data from a recent study conducted by an independent group. Although, we believe we have now provided the FDA with the additional data and information requested, it may not be consistent with prior results or may not support our eteplirsen NDA generally, a positive advisory committee vote or the approval of our eteplirsen NDA submission.

We currently rely on third parties in the manufacturing process to produce our product candidates and our dependence on these parties, including any inability on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet actual clinical or commercial product demand may impair the advancement of our research and development programs and potential commercialization of our product candidates.

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

Sarepta, through its third party manufacturers, has produced or is in the process of producing clinical and commercial supply, including for eteplirsen, based on its current understanding of market demands and planned clinical studies. In light of the limited number of third parties with the expertise to produce our product candidates, the lead time needed to manufacture them, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient commercial manufacturing arrangements on the commercially reasonable terms necessary to provide adequate supply of our product candidates to meet demands that exceed our clinical or commercial assumptions. Further, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process for our product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which could impact our ability to execute our business plans on expected or required timelines in connection with the regulatory approval process and potential commercialization. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties which could have a material adverse effect on our business prior to and after commercialization of any of our product candidates.

The third parties we use in the manufacturing process for our product candidates may fail to comply with cGMP regulations.

Our contract manufacturers are required to produce our materials, APIs and drug products under current Good Manufacturing Practice regulations (“cGMP”). We and our contract manufacturers are subject to periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign requirements. We do not have control over a third-party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of our product candidates in a compliant manner on the schedule we require for clinical trials or for potential commercial use. The failure to achieve and maintain high quality compliance, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in patient injury or death or product recalls. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates, or any failure of our contractors to maintain compliance with the applicable regulations and requirements could increase our costs, make us postpone or cancel clinical trials, prevent or delay regulatory approvals by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our products, cause us to lose revenue, result in the termination of the development of a product candidate, or have our product candidates recalled or withdrawn from use.

We may not be able to successfully scale up manufacturing of our product candidates in sufficient quality and quantity or within sufficient timelines, or be able to secure ownership of intellectual property rights developed in this process, which could delay or prevent us from developing or commercializing our product candidates.

As we prepare for larger and later stage clinical trials for our product candidates and the potential commercialization of eteplirsen, we are working to increase future manufacturing capacity and scale up production of some of the components of our drug products. During the remainder of 2015 and 2016, our focus remains on (i) achieving large-scale manufacturing capacity for eteplirsen throughout the manufacturing supply chain and (ii) continuing to increase material and API production capacity to provide the anticipated amounts of drug product needed for our planned studies for our product candidates. We may not be able to successfully increase manufacturing capacity or scale up the production of materials, APIs and drug products, whether in collaboration with third-party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements or is cost-effective, or in a time frame required to meet our timelines for clinical trials, potential commercialization and other business plans, or at all. cGMP and other quality issues may arise during our efforts to increase manufacturing capacity and scale up production with our current or any new contract manufacturers. These issues may arise in connection with the underlying materials, the inherent properties of a product candidate itself or the product candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the APIs or finished drug product. In addition, in order to release product and demonstrate stability of product candidates for use in late stage clinical trials (and any subsequent drug products for commercial use), our analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate, or maintain validation of, our analytical methods or demonstrate adequate purity, stability or comparability of the product candidates in a timely or cost-effective manner, or at all. If we are unable to successfully validate our analytical methods or to demonstrate adequate purity, stability or comparability, the development of our product candidates and regulatory approval or commercial launch for any resulting drug products may be delayed, which could significantly harm our business.

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

The successful start and completion of any of our clinical trials within time frames consistent with our business plans is dependent on various factors, which include, but are not limited to, our ability to:

•	recruit and retain employees, consultants or contractors with the required level of expertise;
•	recruit and retain sufficient patients needed to conduct a clinical trial;
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

•

timely and effectively contract with (under reasonable terms), manage and work with investigators, institutions, hospitals and the contract research organizations (“CROs”) involved in the clinical trial;

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

We incurred an operating loss of $51.8 million for three months ended September 30, 2015. Our accumulated deficit was $834.4 million as of September 30, 2015. Substantially all of our revenue to date has been derived from research and development contracts with the DoD, the last of which expired in July 2014. We have not yet generated any material revenue from product sales and have generally incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and as we:

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

If the FDA does not approve our eteplirsen NDA, our business may be negatively impacted and we may suffer financial losses in connection with winding down and terminating contracts, manufacturing commitments and employees hired in connection with our current and planned activities in preparation for a potential commercial launch.

Given the potential commercialization timelines, we have commenced certain pre-launch and commercialization investments and activities including negotiating and entering into supply and other commercial agreements, scaling up manufacturing and hiring certain positions needed for pre-launch and commercial activities and operations. If the FDA delays or does not provide approval for our eteplirsen NDA, or we need to delay or discontinue our development and commercialization plans for eteplirsen for other reasons, our business may be negatively impacted and we may incur financial losses in connection with winding down or terminating our investments, contracts and commitments we enter into for the purpose of positioning ourselves for a commercial launch of eteplirsen.

We will need additional funds to conduct our planned research, development and manufacturing efforts. If we fail to attract significant capital or fail to enter into strategic relationships, we may be unable to continue to develop our product candidates.

We will likely require additional capital from time to time in the future in order to continue the development of product candidates in our pipeline and to expand our product portfolio. The actual amount of funds that we may need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our preclinical and clinical testing, costs and timing relating to securing regulatory approvals and obtaining patent rights, regulatory changes, competitive and technological developments in the market and future commercialization expenses related to any product sales, marketing, manufacturing and distribution. An unforeseen change in these factors, or others, might increase our need for additional capital.

We would expect to seek additional financing from the sale and issuance of equity or equity-linked or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. In addition, if the FDA delays or ultimately denies approval of our eteplirsen NDA, raising additional funds may be difficult or challenging. If we are unable to obtain additional financing when and if we require it or on commercially reasonable terms, this would have a material adverse effect on our business and results of operations.

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. To the extent we issue additional equity securities or convertible securities, our existing stockholders could experience substantial dilution in their economic and voting rights. For example, on October 9, 2015, we sold 3,250,000 shares of our common stock in an underwritten public offering at a price to the public of $39.00 per share. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Further, we may also enter into relationships with pharmaceutical or biotechnology companies to perform research and development with respect to our technologies, research programs, conduct clinical trials or market our product candidates. Other than preclinical collaborations with academic or research institutions and government entities for the development of additional exon skipping product candidates for the treatment of DMD and clinical collaboration for a product candidate for the treatment of influenza, we currently do not have a strategic relationship with a third party to perform research or development using our technologies or assist us in funding the continued development and commercialization of any of our programs or product candidates. If we were to have such a strategic relationship, such third party may require us to issue equity to such third party, relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us.

Our indebtedness resulting from our credit and security agreement with MidCap Financial could adversely affect our financial condition or restrict our future operations.

On June 26, 2015, the Company entered into a credit and security agreement with MidCap Financial that provides a senior secured term loan of $20.0 million, which may be increased by an additional $20.0 million upon the acceptance by the FDA of the NDA for eteplirsen. This indebtedness could have important consequences, including:

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

We may not be able to obtain and maintain patent protection for our product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise might not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. For example, in July 2014, the Patent Trial and Appeal Board (the “PTAB”) of the USPTO declared patent interferences between certain patents held by Sarepta (under license from the University of Western Australia, “UWA”) and patent applications held by Prosensa (under license from Academisch Ziekenhuis Leiden, “AZL”) related to exon 51 and exon 53 skipping therapies designed to treat DMD. In particular, the PTAB declared Interference No. 106,008, which identifies Sarepta’s/UWA’s U.S. Patent Nos. 7,807,816 and 7,960,541, both covering eteplirsen, as interfering with Prosensa’s/AZL’s U.S. Application No. 13/550,210. The PTAB also declared Interference No. 106,007, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,455,636, covering SRP-4053, as interfering with Prosensa’s/AZL’s U.S. Application No. 11/233,495. In September 2014, the PTAB declared a third patent interference relating to certain methods concerning the exon 51 skipping therapies that are the subject of Interference No. 106,008. In particular, the PTAB declared Interference No. 106,013, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,486,907, which covers certain methods of using eteplirsen, as interfering with Prosensa’s/AZL’s U.S. Application No. 14/198,992. In addition, in a September 2014 Order in Interference No. 106,007, the PTAB authorized us to file a motion with the PTAB, which we filed in November 2014, requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of Interference No. 106,007, including SRP-4053, and between Sarepta’s/UWA’s U.S. Patent No. 8,455,636 and Prosensa’s/AZL’s U.S. Application No. 14/248,279. On September 29, 2015, we received notice that the PTAB had issued a decision in Interference No. 106,013 that resulted in a judgment against Sarepta and an order for the cancellation of Sarepta’s/UWA’s U.S. Patent No. 8,486,907 that covers certain methods of using eteplirsen thereby leaving open the possibility of Prosensa’s/AZL’s competing U.S. Application No. 14/198,992 to issue and, if so, potentially provide a basis for Prosensa to allege that our product candidate, eteplirsen, infringes a patent granting from this application. We filed a Request for Rehearing that requests the PTAB to continue this interference and we intend to appeal this decision to an appropriate appeals court that would include the U.S. Court of Appeals for the Federal Circuit should the PTAB denies our request. We cannot make any assurances about the outcome of the two remaining proceedings (Interference No. 106,007 and Interference No. 106,008) or appeals of any of these three interferences. Any additional adverse rulings, which, in the case of Interference No. 106,007 and Interference No. 106,008 could come at any time and, if negative, could result in a decline in our stock price. If final resolution of the interferences and related appeals are not in our favor, the Sarepta/UWA patents and any other Sarepta patents or applications also found to be interfering may be invalidated, and as a result, we may not have any patent-based exclusivity available for our product candidates, which may have a material negative impact on our business plans. In addition, if final resolution of the interferences or related appeals are not in our favor, the USPTO may issue the Prosensa/AZL patent applications resulting in the grant of one or more patents that may provide a basis for Prosensa to allege that our product candidates, eteplirsen and/or SRP-4053, infringe such patents. In addition, these interferences, appeals and any subsequent litigation may require significant financial resources that we may have planned to spend on other Company objectives, resulting in delays or other negative impacts on such other objectives. In addition, Prosensa may continue to evaluate other opportunities to challenge our intellectual property rights or seek to broaden their patent positions in an attempt to cover our product candidates in the United States and in other jurisdictions. We are also aware of certain pending and granted claims that have been issued to Prosensa in Japan, Europe and certain other countries that may provide the basis for Prosensa or other parties to assert that eteplirsen infringes on such claims. Because we have not yet initiated an invalidation proceeding in these countries, the outcome and timing of any such proceeding cannot be predicted or determined as of the date of this report.

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

Any of these events could substantially harm our potential earnings, financial condition and operations. Prosensa, which is developing competitive pipeline products, has rights to patent claims that, absent a license, may preclude us from commercializing eteplirsen in several jurisdictions. Prosensa has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office (“EPO”), and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of eteplirsen in Europe would infringe on such patent. Both we and Prosensa have appealed the Opposition Division decision, submitted briefs in support of our respective positions and have also submitted responses to each other’s briefs. Prosensa filed arguments with the EPO in response to Sarepta’s previously filed briefs. The Opposition Division decision, if maintained at the appeals level, could have a substantial effect on our business and leaves open the possibility that Prosensa or other parties that have rights to such patent could assert that our product candidate, eteplirsen, infringes on such patent. The timing and outcome of the appeal cannot be predicted or determined as of the date of this report. If as part of any appeal in the European Union we are unsuccessful in invalidating Prosensa’s claims that were maintained by the Opposition Division or if claims previously invalidated by the Opposition Division are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates for our pan-exon strategy could be materially impaired.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S) and Nippon Shinyaku Co. Ltd. share a focus on RNA-targeted drug discovery and development. Competitors with respect to our exon skipping DMD program, or eteplirsen, include BioMarin Pharmaceuticals, Inc. (“BioMarin”) (which acquired Prosensa), Nippon Shinyaku, Daiichi Sankyo and Shire plc; and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs.

We may face competitive risks arising from the Prosensa exon skipping platform and product candidate pipeline, which may include limitations on our ability to gain market share in the DMD space or other diseases targeted by our exon skipping platform and product candidate pipeline. For example, on October 15, 2015, BioMarin announced that the FDA is holding an advisory committee to review BioMarin’s NDA submission for drisapersen on November 24, 2015 and reiterated their PDUFA date of December 27, 2015, both of which are set to occur prior to the PDUFA date for eteplirsen. Drisapersen is an exon 51 skipping product candidate that directly competes with eteplirsen, our lead product candidate.

It is possible that our competitors will succeed in developing technologies that limit the market size for our product candidates, impact the regulatory approval process for our product candidates, are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors, including BioMarin, may, among other things:

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has been historically volatile. Historically, our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, our stock has increased as much as 60% in a single day or decreased as much as 32% in a single day. We expect that our stock could have a material swing in its trading price in connection with the upcoming advisory committee meeting for drisapersen, other competitor developments, and any advisory committee meeting for eteplirsen, including a decline in trading price if research analysts, investors or others who follow us view the results of any developments related to these events as negative for Sarepta. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

•	discussions at, the outcome of and other matters related to the advisory committee meetings for drisapersen or eteplirsen;
•	the timing of our submissions to regulatory authorities and regulatory decisions and developments including any decision by the FDA regarding our NDA for eteplirsen or the NDA for drisapersen;
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

•	technological innovations, product development or commercial product introductions by ourselves or competitors;
•	changes in applicable government regulations or regulatory requirements in the approval process;
•

developments concerning proprietary rights, including patents and patent litigation matters, such as developments in the interferences declared by the USPTO, including in the near term any outcomes of ongoing interference proceedings and over the longer term the outcomes from any related appeals;

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

As of September 30, 2015, there were 41,963,151 shares of common stock outstanding and outstanding awards to purchase 7.3 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2015, there were 1.6 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, 0.1 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and 0.1 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 5, 2015	By:	/s/ EDWARD KAYE, MD
Edward Kaye, MD
Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer (Principal Executive Officer)

Date: November 5, 2015	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	10.1	6/30/15

3.3	Amended and Restated Bylaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	9/25/14

10.1	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/16/11

10.2	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

31.1	Certification of the Company’s Interim Chief Executive Officer, Edward Kaye, MD, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s Interim Chief Executive Officer, Edward Kaye, MD, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
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