Form 10-K
period 2015-12-31
Sarepta Therapeutics, Inc.
filed 2016-02-25
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $1,263,325,580.

The number of outstanding shares of the registrant’s common stock as of the close of business on February 19, 2016 was 45,666,357.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K, portions of its definitive Proxy Statement for its 2016 annual meeting to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Sarepta Therapeutics, Inc.

FORM 10-K INDEX

-i-

Forward-Looking Information

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements or incorporate by reference forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•

our expectations regarding the timing of research, development, preclinical and clinical trial results, data and analyses relating to the safety profile and potential clinical benefits of our product candidates, including eteplirsen, our phosphorodiamidate morpholino oligomer (“PMO”) chemistries, our other PMO-based chemistries and our other RNA-targeted technologies;

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

•

our current and planned investment in and activities in preparation for a potential commercial launch of eteplirsen, including continuing to negotiate and enter into commercial and supply contracts, scaling up manufacturing and hiring commercial positions and the impact of winding down or terminating these commitments if the FDA does not approve our eteplirsen NDA;

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

•

our ability to effectively manage the clinical trial process for our product candidates on a timely basis, including our ability to conduct a placebo-controlled confirmatory study for eteplirsen in the U.S. using an exon 53-skipping product candidate;

•

our expectations regarding our ability to engage a number of manufacturers with sufficient capability and capacity to meet our manufacturing needs, including with respect to the manufacture of subunits, drug substance (“APIs”) and drug product, within the time frames and quantities needed to provide our product candidates, including eteplirsen, to patients in larger scale clinical trials or in potential commercial quantities, and meet regulatory and Company quality control requirements;

•

the impact of regulations as well as regulatory decisions by the FDA and other regulatory agencies on our business, including with respect to our eteplirsen NDA submission as well as the development of our product candidates and our financial and contractual obligations;

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

•

our ability to successfully challenge the patent positions of our competitors and successfully defend our patent positions in the actions that the United States Patent and Trademark Office (“USPTO”) may take or has taken with respect to our patent claims or those of third parties, including with respect to interferences that have been declared between our patents and patent applications held by BioMarin Pharmaceuticals, Inc., relating to eteplirsen and SRP-4053 and our expectations regarding the impact of these interferences on our business plans, including our current commercialization plans for eteplirsen and SRP-4053;

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

All forward-looking statements are based on information available to us on the date of this Annual Report on Form 10-K and we will not update any of the forward-looking statements after the date of this Annual Report on Form 10-K, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission.(“SEC”). We caution readers not to place undue reliance on forward-looking statements. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Applicable risks and uncertainties include, among others, the fact that: the FDA may further delay our PDUF date or may not approve eteplirsen as a DMD therapeutic; we may be delayed or may not be able to comply with the FDA’s requests for additional information in connection with our eteplirsen NDA; the additional information and data we collect for eteplirsen may not be consistent with prior data or results or may not support a positive advisory committee vote or recommendation relating to our eteplirsen NDA, if any, or approval of eteplirsen by the FDA; we may be delayed in and may not be able to successfully conduct or obtain positive results in our current and planned clinical trials for eteplirsen and other product candidates in our pipeline; we may not have sufficient funds to execute on our business plans and strategy; we may not be able to obtain regulatory approvals for our product candidates in a timely manner nor achieve commercial viability; we may not be able to incorporate our PMO and other technology into therapeutic commercial products; we may not be able to successfully navigate the uncertainties related to regulatory processes; we may not be able to demonstrate acceptable levels of safety, efficacy and quality in our product candidates through our preclinical and clinical trials; compliance with environmental laws could have a negative impact on our business if we are not able to effectively manage our real estate, manufacturing and other Company operations that may deal with hazardous materials; we rely on third parties to provide service, including the manufacturing of our product candidates, in connection with our preclinical and clinical development programs and commercialization plan and we may not be able to secure the service or quality of service we need from third parties; the pharmaceutical industry is subject to greater government scrutiny and regulation, and we may not be able to respond to changing laws and regulations affecting our industry, including any reforms to the regulatory approval process administered by the FDA or changing enforcement practices related thereto; we may not be able to obtain and maintain patent protection for our product candidates, preserve our trade secrets or prevent third parties from infringing on our proprietary rights; we may not be able to capitalize on our executive team’s relationships and expertise to meet our expected timelines for regulatory submissions, clinical development plans and bringing our product candidates to market; we may not be able to hire and retain key personnel or attract qualified personnel, including a permanent full-time CEO; we may not be able to establish and maintain arrangements with third parties who are able to meet manufacturing needs for large-scale clinical trials or potential commercial needs within sufficient timelines or at acceptable costs; competitive products and pricing may have a negative impact on our business; there are uncertainties associated with our future capital needs; we may not be able to raise additional funds to execute our business plans; we may not be able to attract sufficient capital or to enter into strategic relationships; the outcome of our patent interferences, investigations and litigation and associated damages and expenses is uncertain; and those risks and uncertainties discussed in Part I, Item 1 “Business” and Item 1A “Risk Factors” of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare, infectious and other diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying DMD drug candidates, including our lead DMD product candidate, eteplirsen, designed to skip exon 51. On August 25, 2015, we announced the FDA filing of our NDA for eteplirsen for the treatment of DMD amenable to exon 51 skipping. The FDA postponed the Advisory Committee meeting for the review of the eteplirsen NDA previously scheduled for January 22, 2016 due to severe weather. On February 8, 2016, we announced that the FDA notified us that the Prescription Drug User Fee Act (“PDUFA”) action date for eteplirsen has been extended to May 26, 2016 due to our submission of four-year clinical effectiveness data on January 8, 2016 to the FDA, which the FDA designated as a major amendments to the eteplirsen NDA. We are also developing therapeutics using our technology for the treatment of drug resistant bacteria and infectious, rare and other human diseases.

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
•

leveraging our RNA-targeted technology platforms to identify product candidates in additional therapeutic areas and explore various strategic opportunities, including potential partnering, licensing or collaboration arrangements with industry partners.

Development Programs

DMD. Our lead program, with a pipeline of ten product candidates, focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD in the U.S. If we are successful in our development efforts, eteplirsen, our lead DMD product candidate, and our follow-on exon-skipping DMD candidates would address an unmet medical need. We are in the process of conducting several studies with eteplirsen and our follow-on DMD candidates including:

Eteplirsen

•

Study 4658-US-202 (“Study 202”) – an ongoing U.S. open label extension of our initial Phase IIb clinical trial which was completed in 2012,  with over four and a half years of data collected as of February 2016 (inclusive of the primary study);

•

Study 4658-301/PROMOVI (“Study 301”) – a confirmatory U.S. study, started in 2014, with a treated arm evaluating the safety and efficacy of eteplirsen in ambulatory DMD patients amenable to exon-51-skipping and an untreated concurrent control arm with patients that are not amenable to exon-51-skipping;

•	Study 4658-204 (“Study 204”) – a U.S. study, started in 2014, evaluating the safety and tolerability of eteplirsen in patients with advanced stage DMD; and
•	Study 4658-203 (“Study 203”) – a U.S. study, started in 2015, evaluating the safety and tolerability of eteplirsen in patients with early stage DMD.

          Follow-on Exons

•

Study 4053-101 (“SKIP-NMD”) – a European Union (“E.U.”) study we are conducting in collaboration with a consortium of scientific, clinical and industrial partners in the E.U. Part I of the study, started in 2014, is a dose titration, placebo-controlled study, evaluating the safety, tolerability and pharmacokinetics of SRP-4053. Part II of the study, started in 2015, evaluates the safety and efficacy of SRP-4053 in patients with DMD amenable to exon 53 skipping;

•

Study 4045-101 – a randomized, double‑blind, placebo‑controlled, dose‑titration study in the U.S., started in 2015, evaluating the safety, tolerability and pharmacokinetics of SRP‑4045 in advanced‑stage patients with DMD amenable to exon 45 skipping, followed by an open‑label safety and efficacy evaluation.

In addition, we are currently working towards starting a second confirmatory study to support eteplirsen approval in 2016, which will evaluate the safety and efficacy of our product candidates designed to skip exons 45 and 53. We have satisfactorily responded to the FDA’s inquiries on preclinical data for this study relating our exon-53 product candidate.

Infectious Diseases.

Anti-virals. The antisense technology platform has been applied to the development of potential therapeutics for Ebola and Marburg hemorrhagic fever and pandemic H1N1 influenza viral infections. Though our original discovery and development contracts from the Department of Defense (“DoD”) are no longer active, we remain active partners with the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) for continued development of our influenza product candidate. Following encouraging preclinical results, in February 2012, we announced Phase I results for the Ebola, Marburg and influenza product candidates which appeared to be well tolerated and showed no drug-associated safety findings in the human study subjects. All three product candidates use our PMOplus® technology. We are open to partnership possibilities and other avenues to support further development of these Ebola, Marburg and influenza product candidates; however, if we do not succeed in these efforts, we will likely curtail their further development.

Discovery and Research Programs

Our discovery and research programs include collaborations with various parties and focus on developing therapeutics in rare, genetic, anti-bacterial, neuromuscular and central nervous system diseases. We are exploring the application of our proprietary PMO platform technology in various diseases.

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

We have not generated any revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if we do achieve revenue from product sales, we are likely to continue to incur operating losses in the near term. For more information about our revenues and operating losses, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2015, we had approximately $204.0 million of cash, cash equivalents and investments, consisting of $80.3 million of cash and cash equivalents, $112.2 million of short-term investments and $11.5 million of restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months. In addition to pursuing additional cash resources through public or private financings, we may also seek to enter into contracts, including collaborations or licensing agreements with respect to our technology, with third parties, including government entities.

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

We have adopted a Code of Business Conduct and Ethics and written charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  Each of the foregoing is available on our website at www.sarepta.com under “For Investors—Corporate Governance.”  In accordance with SEC rules, we intend to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to the above code, or any waiver of any provision thereof with respect to any of the executive officers, on our website within four business days following such amendment or waiver.  In addition, we may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “For Investors” section.

Lead Development Program: Pipeline of Exon-Skipping PMO Product Candidates for Duchenne Muscular Dystrophy

DMD Background

DMD is one of the most common fatal genetic disorders affecting children (primarily boys) around the world. DMD is a devastating and incurable muscle-wasting disease associated with specific mutations in the gene that codes for dystrophin, a protein that plays a key structural role in muscle fiber function. The absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. Females are rarely affected by the disorder. In the absence of dystrophin protein, affected individuals generally experience:

•	muscle damage characterized by inflammation, fibrosis and loss of myofibers beginning at an early age;
•	muscle weakness and progressive loss of muscle function beginning in the first few years of life;
•	decline of ambulation and respiratory function after the age of seven;
•	total loss of ambulation in the pre-teenage or early teenage years;
•	progressive loss of upper extremity function during mid- to late-teens; and
•	respiratory and/or cardiac failure in their 20s to which they typically succumb.

There is currently no approved disease modifying treatment or cure for DMD in the U.S. The yearly cost of care for individuals with DMD is high and increases with disease progression. Although DMD is a rare disease, we believe it represents a substantial product opportunity due to the severity and inexorable progression of the symptoms.

Exon-Skipping Pipeline

The table below summarizes our DMD studies including the confirmatory trials we initiated in 2015 and our planned clinical trials:

Exon Target Treatment	Study	Duration (weeks)	U.S./E.U.	Number of Patients	Status	DMD Population
Exon 51	AVI-4658-33	Single Dose	EU	7	Completed	10-17 yrs, non-amb(b)
Exon 51	AVI-4658-28	12	EU	19	Completed	5-15 yrs, amb
Exon 51	4658-US-201	28	US	12	Completed	7-13 yrs, amb
Exon 51	4658-US-202 (a)	268	US	12	Dosing/Enrollment closed (Data through 236 weeks)	7-13 yrs, amb
Exon 51	4658-301	96	US	160	Dosing	7-16 yrs, amb
Exon 51	4658-204	96	US	24	Dosing/Enrollment closed	7-21 yrs, non-amb
Exon 51	4658-203	96	US	40	Dosing	4-6 yrs, amb
Exon 51	4658-102	48	EU/US	12	Planned	6 mos - 4 yrs
Exon 45	4045-101	120	US	12	Dosing/Enrollment closed	7-21 yrs, non-amb
Exon 53	4053-101	144	EU	48	Dosing	6-15 yrs, amb
Exon 45/53	4045-301	48	EU/US	99	Planned	7-16 yrs, amb
(a)	Weeks presented are inclusive of 28 completed weeks in study 4658-us-201.
(b)	Amb denotes ambulatory

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

For approximately four years, we have been collecting data on the safety and efficacy of eteplirsen through a Phase llb open label extension study, Study 202. In this study, biopsies were taken from patients at 48 weeks and, using different physicochemical methods on the tissue samples collected, we measured increases in novel dystrophin production. In July 2014, we announced that at 144 weeks (i) patients evaluable (n=10) on the 6-minute walk test (“6MWT”) showed a decline in walking ability at a rate slower than would be expected based on available DMD natural history data and (ii) a continued stabilization of respiratory muscle function was observed, as assessed by pulmonary function tests. In January 2015, we announced that at 168 weeks (i) continued ambulation across all patients evaluable on the 6MWT was observed, however, all patients showed a decline in distance walked on this measure since the week 144 time point, (ii) stability of respiratory muscle function was observed, as assessed by pulmonary function tests and (iii) good tolerability and no clinically significant treatment-related adverse events or serious adverse events were reported. In October 2015, we announced additional clinical efficacy and safety data that demonstrated that (i) eteplirsen provided a statistically significant advantage of 151 meters in the ability of study participants to walk at three years versus an external DMD control, (ii) eteplirsen-treated patients (n=12) experienced a slower rate of decline through week 192 than external DMD controls and (iii) the eteplirsen safety profile remained consistent with prior results. After approximately four years of treatment with eteplirsen, results of the 6MWT at 216 weeks showed continued ambulation of the 10 evaluable patients. In January 2016, we announced more than four years of data for 11 of the 13 external control patients that demonstrated 10 of the 11 patients lost ambulation, a statistically significant difference. Please read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary and Timeline of Eteplirsen Data Disclosure included elsewhere in this Annual Report on Form 10-K for more information.

On August 25, 2015, we announced the FDA’s filing of our NDA for eteplirsen for the treatment of DMD amenable to exon 51 skipping. Eteplirsen is under priority review with a current PDUFA action date of May 26, 2016. Please read Overview and Government Regulation for additional information.

Additional DMD Product Candidates. In addition to our lead product candidate, eteplirsen, we are pursuing development of additional exon-skipping drugs, to support our broad-based development program for the treatment of DMD. Our additional nine product candidates target skipping of exons 8, 35, 43, 44, 45, 50, 52, 53 and 55 and are at various stages of development.

Exon 53. To support certain clinical proof of concept studies and investigational new drug (“IND”) -enabling activities for an exon 53-skipping therapeutic, we announced in November 2012 that we are collaborating in the SKIP-NMD Consortium with University College London’s scientist, Professor Francesco Muntoni, M.D., the Dubowitz Neuromuscular Centre, the Institute of Child Health and other scientists from the E.U. and the U.S. In connection with this collaboration, the Consortium received an E.U. Health Innovation-1 2012 collaborative research grant (grant agreement No. 305370) to support development of an exon 53-skipping therapeutic, based on our PMO chemistry. Targeting exon 53 with this technology will potentially address one of the most prevalent sets of mutations in DMD that are amenable to exon-skipping (eg. deletions of exons such as 42-52, 45-52, 47-52, 48-52, 49-52, 50-52, 52 or 54-58). We completed Part I and are currently conducting Part II of a Phase I/IIa clinical trial for an exon 53-skipping product candidate in the E.U.

Exon 45. In collaboration with Children’s National Medical Center (“CNMC”) in Washington, D.C. and the Carolinas Medical Center (“CMC”) in Charlotte, N.C., we have developed an exon 45-skipping product candidate. This collaboration is funded primarily through two grants, one from DoD’s Congressionally Directed Medical Research Program to CNMC and the other from the National Institute of Neurological Disorders and Stroke to the CMC. This funding is intended to pursue the most promising treatments for DMD. The collaboration has supported a series of Good Laboratory Practice (“GLP”) toxicology studies for an exon 45-skipping drug candidate based on our PMO chemistry. We have initiated and completed enrollment of a dose-ranging study for our exon 45-skipping product candidate in the U.S. (Study 4045-101).

Additionally, we are also planning to initiate a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53 (Study 4045-301).

Exons 8, 35, 43, 44, 50, 52 and 55. Selection of lead sequences for product candidates designed to skip each of these exons are underway. Although we were previously collaborating with the NIH for the development of an exon 50 product candidate, we mutually agreed to terminate our Collaborative Research and Development Agreement in February 2013 and we are now developing an exon 50 skipping candidate utilizing our own research and development capabilities.

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

Development Programs: Infectious Diseases

Our infectious diseases therapeutic programs continue to evolve, and remain based on our translation inhibition through steric hindrance technology. The applications to date have included our proprietary PMOplus® chemistry for post-exposure and therapeutic medical countermeasures to hemorrhagic fever virus infections (including Ebola and Marburg viruses), and for pandemic and seasonal influenza A infection. The contracts funding the hemorrhagic fever virus programs have ended, and while we are no longer actively developing those products, we may consider a collaborative relationship in the future.  We have an active partnership with the NIAID, an institute within the NIH, for ongoing clinical development of our influenza therapeutic candidate.

As previously reported, the Phase I human safety, tolerability and pharmacokinetics single ascending dose trials of the drug candidates for Ebola, Marburg and pandemic influenza A, and the multiple ascending dose trial of the Marburg drug candidate have been completed.  The Phase I single ascending and multiple ascending dose clinical trial of the pandemic influenza drug candidate has now also been completed, and data are being analyzed.

These programs were vital to informing us in all aspects of the clinical applications, chemistry and materials development of the proprietary PMOs.  The funding received to support the research and development of these antiviral candidates from the U.S. government represented substantially all of our revenues during those funding periods.  As of December 31, 2014, we had completed all development activities of our contracts with the U.S. government. In 2015, key animal efficacy and human safety and pharmacokinetic data were published in the New England Journal of Medicine, Antimicrobial Agents and Chemotherapy, mBio, Antiviral Research and by the American Society of Microbiology Journals, as well as presented at a number of national and international scientific and industry conferences.

Discovery and Research Programs

Rare Diseases. We are researching the application of our proprietary peptide-conjugated PMO (“PPMO”) technology to regulate progerin protein in progeria patients and in other diseases.

Anti-Bacterials. The rapid emergence of broad antibiotic resistance has underscored the urgent need for new paradigms in antimicrobial development. Our anti-bacterial program is focused on drug-resistant bacteria identified by the Centers for Disease Control and Prevention (“CDC”) as urgent or serious threats to the U.S. healthcare system. Early research findings demonstrate that targeted PPMOs can successfully inhibit translation of essential structural genes such as acyl carrier protein (“acpP”), resistance proteins such as the NDM-1 metallo-b-lactamase, or those responsible for biofilm formation, which is critical for Burkholderia cepacia complex to evade host immune responses or systemic antibiotics such as cysteine protease cepI., which is responsible for biofilm expression. Additionally, though acpP alone can be bactericidal at clinically achievable concentration, data demonstrates that co-administration of the PPMOs targeting NDM-1 can restore antibiotic activity of drugs like meropenem or imipenem to clinically achievable levels in high-level multidrug resistant Acinetobacter, E. coli, Klebsiella, and Burkholderia spp in both bench top and mouse models. Finally, we have also seen that PPMOs targeting structural genes such as acpP or quorum sensing genes such as cepI (responsible for biofilm expression) can penetrate and disrupt established biofilm; furthermore, the PPMOs targeting acpP can successfully kill the established bacterial colonies in Burkholderia cepacia models. We believe the results of this early research could have broad commercial applicability. We are exploring IND enabling studies now, and are open to partnership opportunities in the development of our anti-bacterial program.

Proprietary Platform Technology

PMO. The original PMO structure and variations of this structure that are so-called PMO-based are central to our proprietary chemistry platform. PMO and PMO-based therapeutics have been safely dosed in over 400 patients. PMO and PMO-based compounds are synthetic compounds that bind to complementary sequences of RNA by standard Watson-Crick nucleobase pairing. When targeted to mRNA, PMO and PMO-based compounds downregulate protein translation by steric blockade. The two key structural differences between PMO/PMO-based compounds and naturally occurring RNA are that the PMO nucleobases are bound to synthetic morpholino rings instead of ribose rings, and the morpholino rings are linked by phosphorodiamidate groups instead of phosphodiester groups. Replacement of the negatively charged phosphodiester in RNA with the uncharged phosphorodiamidate group in PMO eliminates linkage ionization at physiological pH. Because of these modifications, PMO and PMO-based compounds are resistant to degradation by plasma and intracellular enzymes. Unlike the RNA-targeted technologies of siRNAs and DNA gapmers, PMO and PMO-based compounds operate by steric blockade rather than by cellular enzymatic degradation to achieve their biological effects. PMOs thus use a fundamentally different mechanism from these other RNA-targeted technologies.

PMO technologies can be used to selectively up-regulate or down-regulate the production of a target protein through pre-mRNA splice alteration. This mechanism can be used to correct disease-causing genetic errors by inducing the targeted expression of novel proteins. Thus PMO and PMO-based compounds can be designed to create more, less, or none of certain proteins, or produce analogues of endogenous proteins.

The safety of therapeutic agents is paramount. We believe that our PMO and PMO-based compounds significantly reduce potential for off-target effects specifically because of their demonstrated inactivity with key molecular mechanisms that are known to be toxicologically active when stimulated. Additionally, consistent with our research and development to date, we believe that PMO and PMO-based compounds do not exhibit coagulation and immune stimulatory effects, do not stimulate toll-like receptors (“TLRs”) or receptors of the RIG-I-like receptor family, and do not sequester metal ions away from the catalytic centers of polymerases.

In addition to our original PMO technology, we have also developed three new PMO-based chemistry platforms. We believe that the novel characteristics intrinsic to these new platforms will allow for the development of drug candidates with excellent safety and efficacy.

PPMO. The first of these novel chemistries is based on cell-penetrating PPMOs. Cellular uptake, potency, efficacy, and specificity of tissue targeting may be significantly enhanced.

PMOplus®. The second of these chemistries, PMOplus®, features the selective introduction positive charges to the phosphorodiamidate backbone. We believe that PMOplus® has potentially broad therapeutic applications, especially for anti-viral therapeutics.

PMO-X®. The third of these chemistries, PMO-X®, incorporates novel and proprietary chemical modifications to the PMO internucleoside linkages. We believe PMO-X® may provide enhanced in vivo potency and efficacy, as well as greater flexibility in the modulation of selective tissue targeting and cellular delivery.

We believe that our PMO and PMO-based technology platforms can be used to develop novel pharmaceutical products to treat a broad range of diseases and address key unmet medical needs. We intend to leverage our PMO and PMO-based technology platforms, organizational capabilities, and resources to become a leading developer and marketer of a diversified portfolio of PMO and PMO-based therapeutics, especially for the treatment of rare and infectious diseases.

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

Under the Amended and Restated UWA License Agreement, we are required to meet certain performance diligence obligations related to development and commercialization of products developed under the license. We believe we are currently in compliance with these obligations. In 2013, we made an initial up-front payment to UWA of $1.1 million upon execution of the Amended and Restated UWA License Agreement. We may be required to make additional payments to UWA of up to $6.0 million in aggregate based on successful achievement of certain development and regulatory milestones relating to eteplirsen and up to five additional product candidates and may also be required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the Amended and Restated UWA License Agreement. As of December 31, 2015, we were not under any current obligation to make royalty payments to UWA until achievement of the first commercial sale.

Additionally, the agreement offers us the option of purchasing royalties upfront. Under this option, we may be required to make to UWA an up-front payment of $30.0 million as well as $20.0 million in aggregate contingency payments upon the successful achievement of certain commercial milestones.

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

Currently, the latest date on which an issued patent covered by our agreement with UWA expires is November 2030 (not accounting for any patent term extension, supplemental protection certificate or pediatric extensions that may be available), however, patents granting from pending patent applications could result in a later expiration date.

Strategic Alliances

Charley’s Fund Agreement

In October 2007, Charley’s Fund, Inc. (“Charley’s Fund”), a nonprofit organization that funds drug development and discovery initiatives specific to DMD, awarded us a research grant of approximately $2.5 million and, in May 2009, the grant authorization was increased to a total of $5.0 million. Pursuant to the related sponsored research agreement, the grant was provided to support the development of product candidates related to exon 50 skipping using our proprietary exon-skipping technologies. As of December 31, 2015, Charley’s Fund had made payments of approximately $3.4 million to us. Revenue associated with this research and development arrangement is recognized based on the proportional performance method. To date, we have recognized approximately $0.1 million as revenue. We have deferred $3.3 million of previous receipts which are anticipated to be recognized as revenue upon resolution of outstanding performance obligations.

Under the terms of the sponsored research agreement, as amended, if we and any of our strategic partners elect to discontinue the development and commercialization of any product containing any molecular candidate arising or derived from the research sponsored by Charley’s Fund for reasons other than safety or efficacy, we must grant to Charley’s Fund an exclusive, royalty-bearing, fully-paid, worldwide license, with right of sublicense, to any such product. Depending on whether and when Charley’s Fund obtains a license to any such product, percentage royalty payments on net sales required to be made by Charley’s Fund to us under the terms of the sponsored research agreement, as amended, would be in the mid-single-digits. Under the terms of the sponsored research agreement, as amended, if we are able to successfully commercialize any molecular candidate arising or derived from the research sponsored by Charley’s Fund either through sales of products or through licensing or partnership arrangements with a third party that include rights for such third party to sell, distribute, promote or market such products or the underlying intellectual property, we are obligated to repay the research funds paid to us by Charley’s Fund, up to an amount equal to the total amount of funds provided by Charley’s Fund to us. In connection with this repayment obligation, we agreed that we would pay a mid-single-digit percentage royalty on net sales of products containing any molecular candidate arising or derived from the research sponsored by Charley’s Fund and a mid-teens amount of any up-front cash and/or milestone payments received from a licensing or partnership arrangement with a third party with respect to such products (in each case, up to an amount equal to the total amount of funds provided by Charley’s Fund to us). This agreement will be terminated by its own terms at the completion of the research being sponsored by Charley’s Fund. Our technology upon which the agreement is based is covered by certain patents, the last of which expires following the termination of the agreement.

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

For our DMD program, we are working with our existing manufacturers to increase our active pharmaceutical ingredient (“API”) production capacity from mid-scale to large-scale. During 2016, we will also evaluate whether to increase our API production capacity to a commercial scale. This decision will depend in significant part on our discussions with the FDA in 2016 as well as our expectations regarding clinical trial needs and the potential feasibility and timing of the commercialization of eteplirsen.

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

Sales and Marketing Strategy

We have not obtained regulatory approval for any of our product candidates. Due to the rare nature of DMD and the lack of disease-modifying treatments, patients suffering from DMD, together with their physicians, often have a high degree of organization and are well informed, which may simplify the identification of a target population for eteplirsen, our lead product candidate, if it is approved. We believe that, if approved for commercial sale, it will be possible to commercialize eteplirsen with a relatively small specialty sales force that calls on the physicians, foundations and other patient-advocacy groups focused on DMD. Our current expectation is to commercialize eteplirsen ourselves in the U.S. and we continue to take steps to establish the necessary commercial infrastructure we believe is needed for a potential marketing approval of eteplirsen. We will continue to evaluate whether to market our DMD product candidates outside of the U.S. ourselves or enter into arrangements with other pharmaceutical or biotechnology companies for the marketing and sale of our products outside the U.S. either globally or on a country-by-country basis.

Patents and Proprietary Rights

Our success depends in part upon our ability to protect our core technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as regulatory exclusivity and contractual protections.

Our patents and patent applications are directed to our product candidates as well as to our PMO and PMO-based technology platforms. We seek patent protection for certain of our product candidates and proprietary technologies by filing patent applications in the U.S. and other countries. As of February 9, 2016, we owned or controlled approximately 380 U.S. and corresponding foreign patents and 349 U.S. and corresponding foreign patent applications. We intend to protect our proprietary technology with additional filings as appropriate.

Our product candidates and our technology are primarily protected by composition of matter and use patents and patent applications. Currently, our clinical product candidates include eteplirsen for DMD. We have exclusively licensed patents from the UWA that provide primary patent protection for eteplirsen as follows:

Patent Number	Country/Region	Patent Type	Expiration Date*
U.S. 7,807,816**	United States	Composition of Matter	February 23, 2026
U.S. 7,960,541**	United States	Composition of Matter	June 28, 2025
U.S. 8,486,907***	United States	Methods of Use	June 28, 2025
U.S. 9,018,368	United States	Composition of Matter	June 28, 2025
EP 1 766 010 B1	Europe	Composition of Matter & Methods of Use	June 28, 2025

* Stated expiration dates do not account for any patent term extension, supplemental protection certificate or pediatric extensions that may be available.

** Involved in U.S. Patent Interference No. 106,008.

***Involved in U.S. Patent Interference No. 106,013.  Judgment dated September 29, 2015 ordered cancellation of U.S. 8,486,907.  Decision dated December 29, 2015 denied our Request for Rehearing and is open to appeal.

In addition to the foregoing patents that protect eteplirsen, we either solely own or exclusively license from UWA patents and patent applications in the U.S. and in major foreign markets that provide additional protection for eteplirsen as well as our DMD follow-on exon-skipping candidates (e.g., SRP-4045 and SRP-4053), which cover the composition of matter, preparation and/or uses of these drug candidates. These patents, and patent applications, if granted, expire between 2025 and 2034, such expiration dates not accounting for any patent term extension, supplemental protection certificate or pediatric extensions that may be available.

We separately own patents and patent applications in the U.S. and in major foreign markets that cover our proprietary PMO and PMO-based technologies (e.g., PPMO, PMOplus®, PMO-X®). These patents, and patent applications, if granted, expire between 2024 and 2032, such expiration dates not accounting for any patent term extension, supplemental protection certificate or pediatric extensions that may be available. We are the owner of multiple federal trademark registrations in the United States including, but not limited to, Sarepta®, Sarepta Therapeutics®, PMOplus®, PMO-X® and the Sarepta Therapeutics logo. In addition, we have multiple pending trademark applications in the United States.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our product candidates, and successfully defending these patents against third-party challenges. Our ability to protect our product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. In addition, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. For example, we are aware of certain claims that our competitor BioMarin has rights to in the United States that, if granted, may provide the basis for BioMarin or other parties that have rights to these claims to assert that our drug candidates, eteplirsen and/or SRP-4053, infringe on such claims. In 2014, the Patent Trial and Appeal Board (“PTAB”) of the USPTO declared various patent interferences between certain patents held by Sarepta under a license from the UWA and patent applications held by BioMarin under license from Academisch Ziekenhuis Leiden (“AZL”) related to exon 51 and exon 53 skipping therapies designed to treat DMD. Patents held or licensed to Sarepta and included in these interference proceedings are presumed valid by statute for the duration of these proceedings and any appeals. These interferences have not changed our plans to submit an NDA for eteplirsen, continue with our clinical development plans for eteplirsen and SRP-4053 or our ability to launch eteplirsen commercially if it is approved by the FDA under an accelerated approval pathway, however, if final resolution of these interferences and related appeals, if any, are not in our favor, our current business, development and commercialization plans for eteplirsen and SRP-4053 may be negatively impacted. For details on and risks related to the interferences that PTAB has declared involving our patents, please read Risk Factors—Risks Relating to Our Business—Our success, competitive position and future revenue, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our product candidates, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing on the proprietary rights of third parties.

The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain. For example, BioMarin has rights to European Patent No. EP 1619249. We opposed this patent in the Opposition Division of the European Patent Office (“Opposition Division”), and in November 2011, we announced that, although we succeeded in invalidating some of the patent’s claims, the Opposition Division maintained in amended form certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46. We and BioMarin both appealed this decision in June 2013; however, pending final resolution of this matter, the patent at issue may provide the basis for BioMarin or other parties that have rights to such patent in the relevant European country to assert that our drug candidate, eteplirsen, infringes on such patent upon launching eteplirsen in such relevant European country. The outcome of the appeal cannot be predicted or determined as of the date of this report. If as part of any appeal before the European Patent Office we are unsuccessful in invalidating BioMarin’s claims that were maintained by the Opposition Division or if claims previously invalidated by the Opposition Division are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates, such as SRP-4045 and SRP-4053 could be materially impaired.  Moreover, our ability to commercialize eteplirsen in a European country where BioMarin has a patent related to EP 1619249 while the appeal process remains ongoing before the European Patent Office Board of Appeals could be materially impaired. In addition, we are aware of various divisional applications relating to EP 1619249 that are being pursued by BioMarin, which are pending and in some cases are proceeding to grant.  Should any patents grant from these applications, our ability to commercialize eteplirsen or our other therapeutic candidates, such as SRP-4045 and SRP-4053, could be materially impaired.

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

The steps required before a drug may be approved for marketing in the U.S. generally include the following:

•	preclinical laboratory tests and animal toxicity testing;
•	submission of an IND application for conducting human clinical testing to the FDA, which must become effective before human clinical trials commence;
•

adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug product for each indication, including placebo-controlled studies or comparison of treated group from clinical trials to data from natural history data or studies;

•	satisfactory completion of an FDA inspection of the commercial manufacturing facilities at which the drug substance and drug product are made to assess compliance with cGMP;
•

satisfactory FDA audit of the clinical trial site(s) that generated the pivotal safety and efficacy data included in the NDA and also potentially the nonclinical manufacturing site(s) in the form of pre-approval inspections; and

•	FDA review and approval of the NDA.

Preclinical studies may include laboratory evaluations of the product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the pharmacokinetics, metabolism, bio-distribution, elimination and toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical studies, manufacturing information, analytical data and a proposed first in human clinical trial protocol are submitted to the FDA as part of the IND, which must become effective before clinical trials may be initiated. The IND will become effective approximately 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the supportive data, or the design, particularly regarding potential safety issues of conducting the clinical trial as described in the protocol. In this situation, the trials are placed on clinical hold and the IND sponsor must resolve any outstanding FDA concerns before clinical trials can proceed.

Clinical trials involve the administration of the product candidate to healthy volunteers or patient participants under the supervision of a qualified principal investigator. Clinical trials are conducted under protocols detailing the objectives of the study, the administration of the investigational product, study procedures, parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as a submission to the IND. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practice (“GCP”) requirements and federal and state laws and regulations protecting study subjects. Further, each clinical trial must be reviewed and approved by the Institutional Review Board (“IRB”) at or servicing each institution in which the clinical trial will be conducted. The IRB will consider, among other things, rationale for conducting the trial, clinical trial design, participant informed consent, ethical factors, the safety and rights of human subjects and the possible liability of the institution. The FDA can temporarily or permanently halt a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The IRB may also require the clinical trial at a particular site be halted, either temporarily or permanently, for failure to comply with GCP or the IRB’s requirements, or may impose other conditions.

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
•

Phase III. If an investigational drug is found to be potentially effective and to have an acceptable safety profile in early phase studies, larger Phase III clinical trials are conducted to confirm clinical efficacy, dosage and safety in the intended patient population, which may involve geographically dispersed clinical trial sites. Generally, two adequate and well-controlled Phase III clinical trials which establish the safety and efficacy of the drug for a specific indication are required for approval of an NDA. Phase III studies usually include several hundred to several thousand patients for larger, non-orphan drug indications/diseases. However, for orphan drug indications due to their lower prevalence, clinical trials for rare or orphan diseases generally have fewer patients. For these orphan diseases, a company may also try to demonstrate efficacy and safety by comparing treated patients in clinical trials to untreated populations in placebo-controlled clinical trials or to data from natural history studies.

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

A company seeking marketing approval for a new drug in the U.S. must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product candidate and proposed labeling, in the form of an NDA, including payment of a user fee unless the submission is for an Orphan Indication. The FDA assesses all NDAs submitted for completeness before it accepts them for filing and review. FDA may request additional information before accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the current NDA review goals mandated under the PDUFA, the FDA has ten months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter. If the FDA finds deficiencies in the NDA, it may issue a complete response letter, which defines the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Resubmissions by the NDA sponsor in response to a complete response letter trigger new review periods of varying length (typically two to six months) based on the content of the resubmission. If the FDA’s evaluation of the NDA and the commercial manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA. The FDA may also refer an application to an advisory committee, typically comprised of a panel of expert clinicians and researchers, for review, evaluation and a recommendation as to whether the application should be approved for the proposed indication. The FDA is not bound by, but typically follows, the recommendations of the advisory committee.

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

The Food and Drug Administration Safety and Innovation Act (“FDASIA”) enacted and signed into law in 2012 amended the criteria for the fast track and accelerated approval pathways and, as a result, the pathways now share many common eligibility criteria. FDASIA provides both the sponsor companies and the FDA with greater flexibility and expedited regulatory mechanisms. The statute clarifies that a fast track product may be approved pursuant to an accelerated approval (Subpart – H) or under the traditional approval process. In addition, FDASIA codified the accelerated approval pathway as separate and apart from the fast track pathway, meaning that for drugs to be eligible for accelerated approval, they do not need to be designated under the fast track pathway. FDASIA reinforces the FDA’s authority to grant accelerated approval of a drug that treats a serious condition and generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit (i.e., an intermediate clinical endpoint). Approvals of this kind typically include requirements for appropriate post-approval Phase IV clinical trials to confirm clinical benefit. FDASIA retains this requirement and further requires those studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical benefit.

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

We had multiple meetings with the FDA during 2013 and 2014 to discuss the most appropriate regulatory pathway for early registration/approval of eteplirsen based on the Phase IIb data. In addition, we also had discussions with the FDA to finalize the confirmatory study designs for a potential accelerated approval for eteplirsen. Based on the data requirements and accelerated approval pathways defined by FDA, the eteplirsen NDA was prepared and submitted in June 2015. The eteplirsen NDA was filed by the FDA and granted priority review status in August 2015.  Currently, review of the eteplirsen NDA is ongoing. The FDA postponed a meeting of the Peripheral and Central Nervous System Drugs Advisory Committee to discuss the NDA for eteplirsen previously scheduled for January 22, 2016 and notified us of the a new PDUFA date of May 26, 2016.

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

Many other countries and jurisdictions have similar drug development and regulatory review processes. We have conducted clinical trials in the United Kingdom and intend to submit for marketing approval in countries other than the U.S. Therefore, we will have to comply with the legal and regulatory requirements in the countries where we conduct trials and submit for marketing approval. We will continue to evaluate, with input from the FDA and other regulatory authorities, which expedited programs are appropriate to incorporate in our regulatory approach for eteplirsen and our other DMD product candidates.

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

Distinct from orphan drug exclusivity, the FDA may provide six months of pediatric exclusivity to a sponsor of an NDA, if the sponsor conducted a pediatric study or studies of such product. This process is applied to products developed for adult use and is initiated by the FDA as a written request for pediatric studies that applies to a sponsor’s product. If the sponsor conducts qualifying studies and the studies are accepted by the FDA, then an additional six months of pediatric exclusivity will be added to previously granted exclusivity, such as orphan drug exclusivity and new chemical entity exclusivity. Competitors may receive approval of different drugs or biologics for the indications for which a prior approved orphan drug has exclusivity. We have been granted orphan drug designation for eteplirsen, AVI-7288, AVI-7537 and AVI-5038 in the U.S.

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

DMD Program Competition. Currently, no disease-modifying product has been granted full approval for the treatment of DMD and no product is commercially available outside the European Economic Area (“EEA”). Companies including, but not limited to, BioMarin Pharmaceuticals, Inc. (“BioMarin”) and PTC Therapeutics, Inc., (“PTC”), have product candidates in development for the treatment of DMD. Nippon Shinyaku has reported early clinical development data for an exon 53 skipping candidate, and it is unknown if further clinical development of this or other exon-skipping compounds is planned.

PTC has a small molecule candidate, ataluren, which targets nonsense mutations in development. The European Commission granted conditional marketing authorization for ataluren for the treatment of a subset of DMD patients in August 2014. In January 2016, PTC announced the completion of its rolling submission of an NDA for ataluren to the FDA and submission of its Phase III Ataluren Confirmatory Trial (“ACT”) DMD clinical trial result to the EMA. Ataluren uses a distinct scientific approach that addresses a different genotype of DMD patients compared to eteplirsen. Therefore, we do not believe ataluren is appropriate for the treatment of DMD patients that are amenable to exon-skipping therapy. Additionally companies such as Santhera, Summit, Pfizer and Tivorsan have unique product candidates in different stages of development or approval in DMD which we believe could be seen as complementary to exon skipping and not a direct replacement of our clinical candidates at this time.

BioMarin has an exon 51-skipping product candidate, drisapersen. An NDA for drisapersen was filed by the FDA and a marketing authorization application was submitted to the EMA in June 2015. In January 2016, the FDA issued a complete response letter and declined the approval for drisapersen for the treatment of DMD. Drisapersen was previously owned by Prosensa. The Prosensa program commenced treatment in December 2010 in a Phase III clinical study in ambulant individuals with DMD who have a dystrophin gene mutation amenable to treatment by skipping exon 51. This randomized, placebo-controlled study was fully enrolled, with approximately 180 participants who were being dosed for 48 weeks. The primary efficacy endpoint for Prosensa’s study was a measure of muscle function using the 6MWT. In September 2013, GSK and Prosensa announced that the Phase III clinical study of drisapersen did not meet the primary endpoint of a statistical significant improvement in the 6MWT compared to placebo. In September 2010, the Prosensa / GSK program commenced a Phase II double-blind, placebo-controlled study. This study is designed to assess the efficacy of two different dosing regimens of GSK2402968 administered over 24 weeks in DMD patients, and then to continue observing the patients over a second 24-week interval for a total study time frame of 48 weeks. This study completed enrollment with 54 DMD patients in October 2011 and has since concluded. Another study using GSK2402968 in non-ambulatory DMD patients has been initiated using a 6 mg/kg dose and is anticipated to enroll 20 patients. Like BioMarin, other companies continue to pursue approval of products for the treatment of DMD and their products may or may not prove to be safer and/or more efficacious than, or obtain marketing approval before, eteplirsen.

Additionally, several companies have recently entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRISPR, AAV, etc.) or small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including but not limited to Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Summit plc, Akashi, Catabasis and Oxford University.

Hemorrhagic Fever Virus Program Competition. No specific treatment has been proven effective, and no approved vaccine currently exists for treatment or prophylaxis of either Ebola virus or Marburg virus. These agents must be tested extensively in animals and meet strict government regulations. Investigational compounds can only be tested for efficacy in humans during outbreak situations such as the recent Ebola outbreak in West Africa that began in early 2014. The exigency and scale of the 2014 Ebola virus outbreak in West Africa has accelerated the development of both treatments and vaccines for Ebola. Several vaccine candidates have reached the clinical development stage and are actively being tested for population safety and potentially efficacious immunoprotective effect as a prophylactic agent. These include vaccine candidates sponsored by the biotechnology industry and also candidates in development by U.S. government agencies (e.g., the NIAID and the DoD). The U.S. government is also supporting early stage research on therapeutics against hemorrhagic fever viruses, including broad-spectrum therapeutics. Among the most advanced therapeutic candidates that might have utility in combating Ebola virus, are candidates being developed by the Tekmira Pharmaceutical Corp., Toyama Chemical Co. LTD, BioCryst Pharmaceuticals Inc., and Mapp Biopharmaceutical Inc. with the support of the U.S. government. Additionally, investigation of the use of convalescent plasma containing Ebola virus antibodies as a treatment modality, as well as for the potentially efficacious repurposing of drugs not intended to treat Ebola virus, remain an ongoing pursuit by the biopharmaceutical industry and several national government agencies.

Influenza Program Competition. Currently, there are three therapeutic products for influenza that have received market approval from the FDA and are recommended for use in the U.S. These are: (1) oseltamivir (Tamiflu), a Roche Holding and Gilead product; (2) zanamivir (Relenza), a GSK product; and (3) peramivir (Rapivab), a BioCryst Pharmaceuticals Inc. product. In addition to these products, Biota Pharmaceuticals and Daiichi Sankyo’s laninamivir was launched in 2010 in Japan. Currently, funding from the United States Department of Health and Human Services (“DHHS”) Biomedical Advanced Research and Development Authority is helping support clinical trials of, Romark Laboratories’ nitazoxanide. In addition, other companies have influenza therapeutic compounds against viral and host targets in various stages of development, including Vertex Pharmaceutical and Janssen Pharmaceutical’s VX-787, Biota Pharmaceutical’s laninamivir, Autoimmune Technologies flufirvitide-3, Ansun BioPharma’s fludase, and Toyama Chemical’s favipiravir which is in a Phase II clinical trial in the United States, under a DoD contract with MediVector, Inc., and has completed a Phase III trial in Japan. Several additional companies, including Crucell Inc., Celltrion Inc., Visterra Inc. and Genentech Inc. are also currently developing monoclonal antibodies for use against various influenza strains to confer passive or active immunotherapeutic response. DHHS is currently seeking additional antiviral therapeutics for the treatment of influenza infections.

In addition to therapeutic products, other companies are focusing development efforts on universal influenza vaccines, including BiondVax Pharmaceuticals Ltd. and Immune Targeting Systems which are in Phase II and Dynavax in Phase I clinical trials. Successful development of a universal influenza vaccine could lead to a reduction in the number of influenza cases and, therefore, the market size.

Platform Technology Competition. We believe that other biotechnology and pharmaceutical companies share a focus on RNA-targeted drug discovery and development. Competitors with respect to our RNA-targeted technologies include, but are not limited to, Alnylam, Tekmira Pharmaceuticals Corp., Ionis, BioMarin, Sanofi, Synthena AG and Santaris Pharma A/S.

Employees

As of December 31, 2015, we had 270 employees, 114 of whom hold advanced degrees. Of these employees, 161 are engaged directly in research and development activities and 109 are in general and administration including 33 in the sales force. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

Our most advanced product candidate is eteplirsen for which the FDA is reviewing a new drug application (“NDA”) with a Prescription Drug User Fee Act (“PDUFA”) action date of May 26, 2016. Eteplirsen is still being evaluated in several clinical studies, including a confirmatory clinical trial. The exon 53-skipping product candidate, which we are working on with the SKIP-NMD consortium, is currently in the clinic and we have completed Part I and have started Part II of a Phase I/IIa clinical trial in the E.U. We are also in the process of conducting a placebo-controlled dose titration study for our exon 45-skipping product candidate. Additionally, we are working towards initiating a clinical trial in the U.S. and the E.U. for exon 45- and 53-skipping product candidates and have satisfactorily responded to the FDA’s inquiries on pre-clinical data for this study relating to our exon-53 product candidate.  The remainder of our product candidates are in early stages of development. These product candidates will require significant further development, financial resources and personnel to develop into commercially viable products and obtain regulatory approval, if at all. Currently, eteplirsen, our exon 45-skipping product candidate, the exon 53-skipping product candidate we are developing with the SKIP-NMD consortium, each for DMD, and AVI-7100 in influenza are in active clinical development. AVI-7537 in Ebola and AVI-7288 in Marburg were being developed through a program with the U.S. Department of Defense (the “DoD”) and further development is conditioned in part on obtaining additional funding, collaborations or emergency use. Our other product candidates, including our anti-bacterials, are in preclinical development or inactive. We expect that much of our effort and many of our expenditures over the next several years will be devoted to clinical development and regulatory activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD, our infectious disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. We may be delayed, restricted, or unable to further develop our active and other product candidates or successfully obtain approvals needed to market them.

Our RNA-targeted antisense technology has not been incorporated into a therapeutic commercial product and is still at an early stage of development.

Our RNA-targeted platforms, utilizing proprietary PMO-based technology, have not been incorporated into a therapeutic commercial product and are still at an early stage of development. This technology is used in all of our product candidates, including eteplirsen. Although we have conducted and are in the process of conducting clinical studies with eteplirsen, an exon 45-skipping product candidate and an exon 53-skipping product candidate and preclinical studies with our other product candidates that use our PMO-based antisense technology, additional studies may be needed to determine the safety and efficacy of our PMO-based antisense technology. In addition, nonclinical models used to evaluate the activity and toxicity of product candidate compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease. As such, there may be substantially different results observed in clinical trials from those observed in preclinical studies. Any failures or setbacks in developing or utilizing our PMO-based technology, including adverse effects in humans, could have a detrimental impact on our product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial condition.

We have been granted orphan drug designations in the U.S. and in the E.U. for certain of our product candidates, however, there can be no guarantee that we will maintain orphan status for these product candidates nor that we will receive orphan drug approval and hence prevent third parties from developing and commercializing products that are competitive to these product candidates in the absence of other barriers to entry.

To date we have been granted orphan drug designation under the Orphan Drug Act by the FDA for two of our product candidates in DMD (including eteplirsen), AVI-7537 for the treatment of Ebola virus and AVI-7288 for the treatment of the Marburg virus. Upon approval from the FDA of an NDA, products granted orphan drug status are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA generally will not approve applications for other product candidates for the same orphan indication that contain the same active ingredient. Even if we are the first to obtain approval of an orphan product and are granted exclusivity in the United States, there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

We also have been granted orphan medicinal product designations in the E.U. for two of our product candidates in DMD (including eteplirsen). Product candidates granted orphan status in Europe can be provided with up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in Europe during that time period. Although we may have product candidates that may obtain orphan drug exclusivity in Europe, the orphan status and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

We are not guaranteed to receive or maintain orphan status for our current or future product candidates, and if our product candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the United States or the E.U., our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States and the E.U. for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. In addition, we cannot guarantee that another company will not receive approval to market a product candidate that is granted orphan drug status in the United States or the E.U. for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our product candidates for which we plan to file an NDA or marketing authorization application (“MAA”). If that were to happen, any pending NDA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the United States or the E.U., as applicable. Further, application of the orphan drug regulations in the United States and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ product candidates.

Even if we receive regulatory approvals for any of our product candidates, it is possible that they may not become commercially viable products.

Even if a product candidate receives regulatory approval, the product may not gain market acceptance among physicians, patients, healthcare or third-party payers or the medical community which could limit commercialization of the product. Assuming that any of our product candidates receives the required regulatory approvals, commercial success will depend on a number of factors, including but not limited to the following:

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

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by applicable local, regional and national regulatory authorities and regulations may differ from jurisdiction to jurisdiction. In the United States, approvals and oversight from federal (e.g., FDA), state and other regulatory authorities are required for these activities. Sale and marketing of our product candidates in the United States or other countries is not permitted until we obtain the required approvals from the applicable regulatory authorities. Our ability to obtain the government or regulatory approvals required to commercialize any of our product candidates, including eteplirsen, on an accelerated approval (e.g., under the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”)) or any other basis, in any jurisdiction, including in the United States, cannot be assured, may be significantly delayed or may never be achieved for various reasons including the following:

•

Our preclinical, clinical, Chemistry, Manufacturing and Controls (“CMC”) and other data and analyses from past, current and future studies for any of our product candidates may not be sufficient to meet regulatory requirements for submissions, advisory committee panels, filings or approvals. The FDA could disagree with our beliefs, interpretations and conclusions regarding data we submit in connection with an NDA submission, including the eteplirsen NDA, or other product candidates, and may delay, reject or refuse to file or approve any NDA submission we make or provide a complete response letter until we meet their additional requirements, if ever. In addition, an advisory committee could determine our data are insufficient to provide a positive recommendation for approval of any NDA we submit to the FDA. Even if we meet FDA requirements and an advisory committee votes to recommend approval of an NDA submission, the FDA could still deny approval of our product candidates based on their review of the data or other factors. Each of these risks all apply to our eteplirsen NDA which is the only NDA we have submitted to the FDA for review to date.

•

The regulatory approval process for product candidates targeting orphan diseases, such as DMD, that use new technologies and processes, such as antisense oligonucleotide therapies, and novel endpoints, such as natural history data and dystrophin measures, is uncertain due to, among other factors, evolving interpretations of a new therapeutic class, the broad discretion of regulatory authorities, lack of precedent, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. We cannot be sure that any of our product candidates, including eteplirsen, will qualify for accelerated approval under FDASIA or any other expedited development, review and approval programs, or that, if a drug does qualify, that the product candidates will be approved, will be accepted as part of any such program or that the review time will be shorter than a standard review. As a result of uncertainty in the approval process, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned INDs and NDAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional patient muscle biopsies and dystrophin analyses), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, an advisory committee or regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could negatively impact the review of our NDA or result in a decision by the Company not to proceed with development of a product candidate or an NDA submission for a product candidate based on feedback from regulators. For example, in reviewing the dystrophin data and analysis that we submitted for eteplirsen, the FDA previously expressed concerns with dystrophin as a surrogate endpoint and requested an independent assessment of dystrophin positive fibers measured in our eteplirsen Phase IIb study, which we provided. The FDA has also requested natural history data to better evaluate the ongoing clinical results of our eteplirsen 201/202 study, which we have also provided. Any material inconsistencies between our existing data and analysis and any new analyses and additional data we provide to the FDA, including the independent assessment of dystrophin positive fibers, safety data, natural history and data from a fourth biopsy that we have provided, could negatively impact the review of our eteplirsen NDA submission. While our studies demonstrate statistical significance, the FDA may not consider our six-minute walk test (“6MWT”) results, including our comparison of our 6MWT results to matched external natural history data, or, to the extent the FDA considers dystrophin a relevant biomarker, the dystrophin production observed in our studies, as demonstration of, or reasonably likely to predict a clinical benefit. Additionally, the FDA may determine, after evaluating the totality of our data and analysis package for a product candidate, or receiving the vote of an advisory committee, that such package does not support an NDA approval.

•

We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates. Any failure on our part to respond to these requests in a timely and satisfactory manner could significantly delay or negatively impact our placebo-controlled confirmatory study timelines and/or the development plans we have for the exon 53- and exon 45-skipping product candidates. Responding to requests from regulators and meeting requirements for clinical studies, submissions, filings, advisory committees and approvals may require substantial personnel, financial or other resources, which, as a small pre-commercial biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third-party vendors and associates may be complicated by our own limitations and those of the parties we work with. For example, changes to CMC processes for the production of eteplirsen may require coordination with our third-party manufacturers, which may or may not be limited in their abilities to execute such regulatory requests. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including related to clinical trial design and the timing of regulatory decisions with respect to any NDA submissions.

Due to the above factors, among others, our product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain regulatory approval, which would delay or eliminate any potential commercialization or product revenue for us. Even if we are able to comply with all regulatory requests and requirements, the delays resulting from satisfying such requests and requirements, the cost of compliance, or the effect of regulatory decisions (e.g., limiting labeling and indications requested by us for a product candidate) may no longer make commercialization of a product candidate desirable for us from a business perspective, which could lead us to decide not to commercialize a product candidate.

Even after approval and commercialization of a product candidate, we would remain subject to ongoing regulatory compliance and oversight to maintain our approval. Conducting our confirmatory studies could take years to complete, yield negative results or the FDA could determine that they do not provide the safety and efficacy requirements to maintain regulatory approval. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties or we may not be permitted to continue marketing our products, which could have a material adverse effect on our financial condition and harm our competitive position in the market place.

Our preclinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical and clinical studies that the product candidate is safe and effective in humans. Ongoing and future preclinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. Furthermore, success in preclinical and early clinical trials does not ensure that the subsequent trials we plan to conduct will be successful, nor does it predict final results of a confirmatory trial. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld. For example, in 2012, we completed Study 201, a U.S.-based Phase IIb 12-person clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. Following completion of this study, we initiated Study 202, an ongoing open label extension study with the same participants from Study 201. These trials were initiated, in part, to further demonstrate efficacy and safety, including the production of dystrophin, and explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. While Studies 201 and 202 demonstrated dystrophin production based on the measurements taken at weeks 24 and 48, respectively, and 6MWT results reported for weeks 62, 74, 84, 96 and 120 supported stabilization of disease progression, we cannot provide assurances that data from the ongoing open label extension study will continue to be positive or consistent through the study periods or that the interpretation by regulators, such as the FDA, of the data we collect for our product candidates, including for eteplirsen, will be consistent with our interpretations. For example, on July 10, 2014, we announced that the 6MWT results for week 144 in Study 202 showed a change in decline from 5%, which was observed prior to 144 weeks, to approximately 8.5%. Additionally, on January 12, 2015, we announced results for week 168 in Study 202, which showed continued ambulation across all patients evaluable on the test, however patients showed a decline in distance walked on this measure since the week 144 time point. Further, on October 1, 2015 we announced additional clinical efficacy and safety data that demonstrated that (i) eteplirsen provided a statistically significant advantage of 151 meters in the ability of study participants to walk at three years versus an untreated external DMD control, (ii) eteplirsen-treated patients (n=12) experienced a slower rate of decline through week 192 versus untreated external DMD controls and (iii) the eteplirsen safety profile remained consistent with prior results. In January 2016, the FDA made public our eteplirsen Briefing Document Addendum (the “January 2016 Addendum”), which disclosed that at four years, 10 out of 12 patients on eteplirsen remained ambulatory while 10 out of 13 untreated patients in the external control had lost ambulation (one patient in the external control was still ambulatory at year four, while two patients in the external control were missing data at four years), a statistically significant difference. In addition, the January 2016 Addendum disclosed a statistically significant advantage of 162 meters in the ability of study participants to walk (as measured by the 6MWT) at four years.

If we do not obtain the required approvals to initiate the confirmatory trial for eteplirsen using our exon 45- and 53-skipping product candidates, the data from the confirmatory studies for eteplirsen do not produce the safety and efficacy data required by the FDA for obtaining or maintaining marketing approval, or the FDA does not accept the results of our eteplirsen confirmatory studies as supporting evidence of efficacy, we may need to continue working with the FDA on the design and subsequent execution of any further studies or analysis we plan to conduct or that may be required to obtain and maintain approval of eteplirsen or our other DMD product candidates. Any significant delays or negative developments in the confirmatory studies for eteplirsen could delay or otherwise negatively impact our development plans for our follow-on DMD product candidates. For example, in October 2014, we received meeting minutes from a Type B pre-NDA meeting that took place in September 2014 in which the FDA provided updated guidance regarding the information to be provided as part of, or at the time of, our NDA submission for eteplirsen. The guidance stated that the FDA was requiring additional data as part of the NDA submission, including the results from an independent assessment of dystrophin images, the 168 week clinical data from Study 202, and additional safety data from new patients exposed to eteplirsen, specifying the minimum number of patients and minimum duration of exposure. Additionally, the guidance also required patient-level natural history data to be obtained by us from independent academic institutions and requested MRI data from a recent study conducted by an independent group. Although we continue to work to provide the FDA with the additional data and information requested, it may not support or result in a positive recommendation of an advisory committee or the approval of our eteplirsen NDA submission.

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

We currently do not have the internal ability to undertake the manufacturing process for our product candidates in the quantities needed to conduct our research and development programs, supply clinical trials or meet commercial demand. Therefore, we rely on and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), drug substance (“API”) and drug product, as well as to perform additional steps in the manufacturing process, such as the filling and labeling of vials and storage of our product candidates. There are a limited number of third parties with facilities and capabilities suited for the manufacturing process of our product candidates which creates a heightened risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. Any interruption of the development or operation of those facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates or materials.

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

As we prepare for larger and later stage clinical trials for our product candidates and the potential commercialization of eteplirsen, we are working to increase future manufacturing capacity and scale up production of some of the components of our drug products. In 2016, our focus remains on (i) achieving larger-scale manufacturing capacity for eteplirsen throughout the manufacturing supply chain and (ii) continuing to increase material and API production capacity to provide the anticipated amounts of drug product needed for our planned studies for our product candidates. We may not be able to successfully increase manufacturing capacity or scale up the production of materials, APIs and drug products, whether in collaboration with third-party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements or is cost-effective, or in a time frame required to meet our timelines for clinical trials, potential commercialization and other business plans, or at all. cGMP and other quality issues may arise during our efforts to increase manufacturing capacity and scale up production with our current or any new contract manufacturers. These issues may arise in connection with the underlying materials, the inherent properties of a product candidate itself or the product candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the APIs or finished drug product. In addition, in order to release product and demonstrate stability of product candidates for use in late stage clinical trials (and any subsequent drug products for commercial use), our analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate, or maintain validation of, our analytical methods or demonstrate adequate purity, stability or comparability of the product candidates in a timely or cost-effective manner, or at all. If we are unable to successfully validate our analytical methods or to demonstrate adequate purity, stability or comparability, the development of our product candidates and regulatory approval or commercial launch for any resulting drug products may be delayed, which could significantly harm our business.

During work with our third-party manufacturers to increase manufacturing capacity and scale up production, it is possible that they could make improvements in the manufacturing and scale-up processes for our product candidates. We may not own or be able to secure ownership of such improvements or may have to share the intellectual property rights to those improvements. Additionally, it is possible that we will need additional processes, technologies and validation studies, which could be costly and which we may not be able to develop or acquire from third parties. Any failure to secure the intellectual rights required for the manufacturing process needed for large-scale clinical trials or commercialization of our product candidates could cause significant delays in our business plans or prevent commercialization of our product candidates.

We are winding down our expired U.S. government contract, and further development of our Ebola and Marburg product candidates may be limited by our ability to obtain additional funding for these programs and by the intellectual property and other rights retained by the U.S. government.

We have historically relied on U.S. government contracts and awards to fund and support certain development programs, including our Ebola and Marburg programs. The July 2010 DoD contract providing funds for our Marburg program expired in July 2014, and the Ebola portion of the contract was previously terminated by the DoD in 2012 for convenience of the DoD. We are currently involved in contract wind-down activities and may be subject to additional government audits prior to collecting final cost reimbursements and fees owed by the government. If we are not able to complete such audits or other government requirements successfully, then the government may withhold some or all of the currently outstanding amounts owed to us. We may explore and evaluate options to continue advancing the development of our Ebola and Marburg product candidates, which may or may not include funding through U.S. government programs. As a result of government budgetary cuts, appropriations and sequestration, among other reasons, the viability of the government and its agencies as a partner for further development of our Ebola and Marburg programs, or other programs, is uncertain. The options for us to further develop product candidates that were previously developed under contracts with the U.S. government with third parties may be limited or difficult in certain respects given that, after termination or expiration of a U.S. government contract, the government has broad license rights in intellectual property developed under such contract. Therefore, the U.S. government may have the right to develop all or some parts of product candidates we have developed under a U.S. government contract after such contract has terminated or expired.

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
o

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

•

negotiate contracts and other related documents with clinical trial parties and IRBs, such as informed consents, CRO agreements and site agreements, which can be subject to extensive negotiations that could cause significant delays in the clinical trial process. In addition, terms may vary significantly among different trial sites and CROs and may subject the Company to various risks;

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

We incurred an operating loss of $220.2 million for the year ended December 31, 2015. Our accumulated deficit was $899.1 million as of December 31, 2015. Substantially all of our revenue to date has been derived from research and development contracts with the DoD, the last of which expired in July 2014. We have not yet generated any revenue from product sales and have generally incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and as we:

•	continue our research, preclinical and clinical development of our product candidates;
•	respond to and satisfy requests and requirements from regulatory authorities in connection with development and potential approval of our product candidates;
•	initiate additional clinical trials for our product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	acquire or in-license other product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	increase manufacturing capabilities including capital expenditures related to our real estate facilities and entering into manufacturing agreements;
•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Our ability to achieve and maintain profitability depends on various factors including our ability to raise additional capital, partner with third parties for one or more of our programs, complete development of our product candidates, obtain regulatory approvals and market our approved products, if any. It is uncertain when, if ever, we will become profitable and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

If the FDA does not approve our eteplirsen NDA by the currently planned PDUFA date, or at all, our business may be negatively impacted and we may suffer financial losses in connection with winding down and terminating contracts, manufacturing commitments and employees hired in connection with our current and planned activities in preparation for a potential commercial launch.

Given the potential commercialization timelines, we have commenced certain pre-launch and commercialization investments and activities including, but not limited to, negotiating and entering into supply and other commercial agreements, scaling up manufacturing and hiring certain positions needed for pre-launch and commercial activities and operations. If the FDA delays or does not provide approval for our eteplirsen NDA by the currently planned PDUFA date of May 26, 2016, or at all, or we need to delay or discontinue our development and commercialization plans for eteplirsen for other reasons, our business and the development of our follow-on DMD product candidates may be negatively impacted and we may incur financial losses in connection with delaying, winding down or terminating the investments, contracts and commitments we enter into for the purpose of positioning ourselves for a commercial launch of eteplirsen.

We will need additional funds to conduct our planned research, development and manufacturing efforts. If we fail to attract significant capital on acceptable terms or fail to enter into strategic relationships, we may be unable to continue to develop our product candidates.

We will likely require additional capital from time to time in the future in order to continue the development of product candidates in our pipeline and to expand our product portfolio. The actual amount of funds that we may need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our preclinical and clinical testing, costs and timing relating to securing regulatory approvals and obtaining patent rights, regulatory changes, competitive and technological developments in the market and any commercialization expenses related to any product sales, marketing, manufacturing and distribution. An unforeseen change in these factors, or others, might increase our need for additional capital.

We would expect to seek additional financing from the sale and issuance of equity or equity-linked or debt securities, and we cannot predict that financing will be available when and as we need financing or that, if available, the financing terms will be commercially reasonable. In addition, if the FDA delays or ultimately denies approval of our eteplirsen NDA, raising additional funds may be difficult. If we are unable to obtain additional financing when and if we require it or on commercially reasonable terms, this would have a material adverse effect on our business and results of operations.

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

Our former CEO and President resigned on March 31, 2015 and we have appointed an interim CEO. No assurance can be made about the impact that this change in management will have on the Company and its business plans (including our regulatory and clinical plans and relationships) nor as to when we will hire a permanent CEO. The existing management team is actively managing the business in accordance with a business strategy approved by the board of directors.

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

We currently hold various issued patents and exclusive rights to issued patents and own and have licenses to various patent applications, in each case in the United States as well as other countries. We anticipate filing additional patent applications both in the United States and in other countries. The patent process, however, is subject to numerous risks and uncertainties, and we can provide no assurance that we will be successful in obtaining and defending patents or in avoiding infringement of the rights of others. Even when our patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our collaborators. Even if our patents and patent applications do provide our product candidates and platform technology with a basis for exclusivity, we and our collaborators may not be able to develop or commercialize such product candidates or platform technology due to patent positions held by one or more third parties.

We may not be able to obtain and maintain patent protection for our product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. For example, in July 2014, the Patent Trial and Appeal Board (the “PTAB”) of the USPTO declared patent interferences between certain patents held by Sarepta (under license from the University of Western Australia, “UWA”) and patent applications held by BioMarin (under license from Academisch Ziekenhuis Leiden, “AZL”) related to exon 51 and exon 53 skipping therapies designed to treat DMD. In particular, the PTAB declared Interference No. 106,008, which identifies Sarepta’s/UWA’s U.S. Patent Nos. 7,807,816 and 7,960,541, both covering eteplirsen, as interfering with BioMarin’s/AZL’s U.S. Application No. 13/550,210. The PTAB also declared Interference No. 106,007, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,455,636, covering SRP-4053, as interfering with  BioMarin’s/AZL’s U.S. Application No. 11/233,495. In September 2014, the PTAB declared a third patent interference relating to certain methods concerning the exon 51 skipping therapies that are the subject of Interference No. 106,008. In particular, the PTAB declared Interference No. 106,013, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,486,907, which covers certain methods of using eteplirsen, as interfering with  BioMarin’s/AZL’s U.S. Application No. 14/198,992. In addition, in a September 2014 Order in Interference No. 106,007, the PTAB authorized us to file a motion with the PTAB, which we filed in November 2014, requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of Interference No. 106,007, including SRP-4053, and between Sarepta’s/UWA’s U.S. Patent No. 8,455,636 and BioMarin’s/AZL’s U.S. Application No. 14/248,279. On September 29, 2015, we received notice that the PTAB had issued a decision in Interference No. 106,013 that resulted in a judgment against Sarepta and an order for  the cancellation of Sarepta’s/UWA’s U.S. Patent No. 8,486,907 that covers certain methods of using eteplirsen thereby leaving open the possibility of  BioMarin’s/AZL’s competing U.S. Application No. 14/198,992 to issue and, if so, potentially provide a basis for BioMarin to allege that our product candidate, eteplirsen, infringes a patent granting from this application. We filed a Request for Rehearing that requests the PTAB to continue this interference, and the PTAB denied our Request on December 29, 2015. We intend to appeal this decision to an appropriate appeals court. We cannot make any assurances about the outcome of the two remaining proceedings (Interference No. 106,007 and Interference No. 106,008) or appeals of any of these three interferences. Any additional adverse rulings, which, in the case of Interference No. 106,007 and Interference No. 106,008 could come at any time and, if negative, could adversely affect our business and result in a decline in our stock price. If final resolution of the interferences and related appeals are not in our favor, then the Sarepta/UWA patents involved in these interferences and any other Sarepta/UWA patents or applications also found to be interfering may be invalidated, and as a result, we may not have any patent-based exclusivity available for our product candidates, which may have a material negative impact on our business plans. In addition, if final resolution of the interferences or related appeals are not in our favor, the USPTO may issue the BioMarin/AZL patent applications resulting in the grant of one or more patents that may provide a basis for BioMarin to allege that our product candidates, eteplirsen and/or SRP-4053, infringe such patents. In addition, these interferences, appeals and any subsequent litigation may require significant financial resources that we may have planned to spend on other Company objectives, resulting in delays or other negative impacts on such other objectives. In addition, BioMarin may continue to evaluate other opportunities to challenge our intellectual property rights or seek to broaden their patent positions in an attempt to cover our product candidates in the United States and in other jurisdictions. We are also aware of certain pending and granted claims that are held by BioMarin in Japan, Europe and certain other countries that may provide the basis for BioMarin or other parties to assert that eteplirsen infringes on such claims. Because we have not yet initiated an invalidation proceeding in these countries, the outcome and timing of any such proceeding cannot be predicted or determined as of the date of this report.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, and may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.  For instance, a third party may petition the PTAB seeking to challenge the validity of some or all of the claims in any of our patents through an Inter Partes Review (“IPR”) or other post-grant proceeding.  Should the PTAB institute an IPR (or other) proceeding and decide that some or all of the claims in the challenged patent are invalid, such a decision, if upheld on appeal, could have a material adverse effect on our business and financial condition.

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

Any of these events could substantially harm our potential earnings, financial condition and operations. BioMarin, which is developing competitive pipeline products, has rights to patent claims that, absent a license, may preclude us from commercializing eteplirsen in several jurisdictions. BioMarin has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office (“EPO”), and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of eteplirsen in a European country where BioMarin has a patent corresponding to EP 1619249 would infringe on such patent. Both we and BioMarin have appealed the Opposition Division decision, submitted briefs in support of our respective positions and have also submitted responses to each other’s briefs. BioMarin filed arguments with the EPO in response to Sarepta’s previously filed briefs. The Opposition Division decision, if maintained at the appeals level, could have a substantial negative effect on our business and leaves open the possibility that BioMarin or other parties that have rights to such patent could assert that our product candidate, eteplirsen, infringes on such patent in a relevant European country. The timing and outcome of the appeal cannot be predicted or determined as of the date of this report. If as part of any appeal before the European Patent Office we are unsuccessful in invalidating BioMarin’s claims that were maintained by the Opposition Division or if claims previously invalidated by the Opposition Division are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates could be materially impaired. Moreover, our ability to commercialize eteplirsen in a European country where BioMarin has a patent related to EP 1619249 while the appeal process remains ongoing before the European Patent Office Board of Appeals could be materially impaired. In addition, we are aware of various divisional applications relating to EP 1619249 that are being pursued by BioMarin, which are pending and in some cases are proceeding to grant.  Should any patents grant from these applications, our ability to commercialize eteplirsen or our other therapeutic candidates, such as SRP-4045 and SRP-4053, could be materially impaired.

We are also aware of existing patent claims BioMarin is pursuing in the United States, including those involved in the interferences declared by the USPTO in July 2014 and September 2014 and discussed in these risk factors, and others that it has or is pursuing in other countries, that where granted may provide the basis for BioMarin or other parties to assert that commercialization of eteplirsen and certain other of our product candidates would infringe on such claims.

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

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S) and Nippon Shinyaku Co. Ltd. share a focus on RNA-targeted drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include BioMarin (which acquired Prosensa), Nippon Shinyaku, Daiichi Sankyo and Shire plc; and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs. Additionally, several companies have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Pfizer, Inc., Bristol-Myers Squibb, Biogen Idec, Inc., Ionis Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Sanofi, Eli Lilly, Alnylam, Moderna Therapeutics, Inc., Summit plc, Akashi, Catabasis, and Oxford University. Although BioMarin received a complete response letter for KyndrisaTM (drisapersen) for the treatment of DMD amenable to exon 51 skipping on January 14, 2016, BioMarin continues to be a competitor for us on the development of DMD exon-skipping product candidates. BioMarin announced that its ongoing Kyndrisa extension studies will continue, as will the ongoing clinical trials for other exon-skipping oligonucleotides, BMN 044, BMN 045 and BMN 053, while BioMarin is exploring next steps for this application. If BioMarin is successful in obtaining regulatory approval for any of its exon-skipping product candidates, it may limit our ability to gain or keep market share in the DMD space or other diseases targeted by our exon-skipping platform and product candidate pipeline.

It is possible that our competitors will succeed in developing technologies that limit the market size for our product candidates, impact the regulatory approval process for our product candidates that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors, including BioMarin, may, among other things:

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, our stock has increased as much as 60% in a single day or decreased as much as 55% in a single day. We expect that our stock could have a material swing in its trading price in connection with competitor developments, any advisory committee meeting/recommendation or FDA decision relating to our eteplirsen NDA, including a decline in trading price if research analysts, investors or others who follow us view the results of any developments related to these events as negative for Sarepta. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

•	discussions at, the outcome of and other matters related to the advisory committee meeting for eteplirsen;
•	the timing of our submissions to regulatory authorities and regulatory decisions and developments including any decision by the FDA regarding our NDA for eteplirsen;
•

positive or negative clinical trial results or regulatory interpretations of data collected in clinical trials conducted by us, our strategic partners, our competitors or other companies with investigational drugs targeting the same, similar or related diseases to those targeted by our product candidates;

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

•	public concern relating to the commercial value, efficacy or safety of any of our products;
•	our ability to obtain funds, through the issuance of equity or equity linked securities or incurrence of debt, or other corporate transactions;
•	comments by securities analysts;
•	developments in litigation such as the stockholder lawsuits against us;
•	changes in senior management such as the resignation of our former CEO and appointment of an interim CEO in 2015; or
•	general market conditions in our industry or in the economy as a whole.

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

As of December 31, 2015, there were approximately 45.6 million shares of common stock outstanding and outstanding awards to purchase 6.8 million shares of common stock under various incentive stock plans. Additionally, as of December 31, 2015, there were 1.8 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, 0.1 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and 1.0 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

*

In November 2011, the tenant, Perpetua Power Source Technologies, Inc. (“Perpetua”), agreed to lease approximately 25,000 square feet of the building until March 2017. Perpetua has the option to extend the lease for an additional year if notice is provided no less than 12 months prior to the expiration date. Perpetua also has a right of first refusal relating to the lease of the remaining space at the building and was granted an option to purchase the building during the term of the lease, provided there is no uncured default by Perpetua at the time of exercise. If the purchase option is exercised, the price for the building was $2.0 million until February 2015 and $2.1 million from March 2015 until February 2016, and will be $2.2 million from March 2016 through the remainder of the initial lease term. If Perpetua exercises its extension option, the purchase price will be $2.3 million during the term of the extension.

**	Currently, this facility is not ready for use.

Item 3. Legal Proceedings.

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta filed a motion to dismiss the consolidated amended complaint on August 18, 2014, and argument on the motion was held on March 12, 2015. On March 31, 2015, the Court dismissed plaintiffs’ amended complaint.  On April 30, 2015, plaintiffs in the Corban suit filed a motion for leave seeking to file a further amended complaint, which the Company opposed.  Following a hearing on August 12, 2015, the Court denied this motion, and on September 22, 2015, the Court dismissed the case. The plaintiffs filed a Notice of Appeal in the Court of Appeals for the First Circuit on September 29, 2015.  On January 27, 2016, the plaintiffs filed a motion to vacate the District Court’s order denying leave to amend and dismissing the case.  Defendants filed their opposition with the District Court on February 11, 2016, and oral argument on the plaintiffs’ motion was held on February 25, 2016.  The plaintiffs’ appellate brief is due to the First Circuit on March 22, 2016.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 by William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318), asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, Christopher Garabedian and Sandesh Mahatme. Plaintiffs’ amended complaint, filed on March 20, 2015, alleges that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of a new drug application (“NDA”) for eteplirsen and the likelihood of the Food and Drug Administration (“FDA”) accepting the NDA based on that data. Plaintiffs seek compensatory damages and fees. The Company received service of the complaint on January 5, 2015. Sarepta filed a motion to dismiss the complaint on May 11, 2015, pursuant to the scheduling order entered on February 20, 2015, which plaintiffs have opposed.  Oral argument on the motion has been scheduled for March 2, 2016.

In addition, two derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Case No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 24, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of the NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on The NASDAQ Global Select Market under the symbol “SRPT.” Prior to January 2, 2014, our Common Stock was quoted on The NASDAQ Global Market. The following table sets forth the high and low intraday sales prices as reported by The NASDAQ Global Select Market for each quarterly period in the two most recent years:

	High	Low
Year Ended December 31, 2015
First Quarter	$15.74	$11.33
Second Quarter	$33.16	$12.01
Third Quarter	$41.47	$28.19
Fourth Quarter	$41.97	$23.09
Year Ended December 31, 2014
First Quarter	$31.28	$17.50
Second Quarter	$40.00	$20.89
Third Quarter	$31.35	$18.59
Fourth Quarter	$24.95	$12.58

Holders

As of February 19, 2016, we had 240 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in 2015, 2014 or 2013. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index. This graph assumes an investment of $100 on December 31, 2010 in each of our common stock, the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the U.S. Securities and Exchange Commission and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6. Selected Financial Data.

The following selected financial data are derived from our consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Operations data:
Revenue	$1,253	$9,757	$14,219	$37,329	$46,990
Research and development	146,394	94,231	72,909	52,402	66,862
General and administrative	75,043	49,315	31,594	14,630	16,055
Operating loss	(220,184)	(133,789)	(90,284)	(29,703)	(35,927)
Interest income and other, net	154	779	326	354	587
(Loss) gain on change in warrant valuation	—	(2,779)	(22,027)	(91,938)	33,022
Net loss	$(220,030)	$(135,789)	$(111,985)	$(121,287)	$(2,318)
Net loss per share—basic and diluted	$(5.20)	$(3.39)	$(3.31)	$(5.14)	$(0.11)
Balance sheet data:
Cash and cash equivalents	$80,304	$73,551	$256,965	$187,661	$39,904
Working capital	162,249	210,929	234,840	115,022	24,583
Total assets	273,782	295,033	291,569	204,993	54,368
Stockholders’ equity	190,347	247,653	247,192	123,679	31,017

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

Our RNA-targeted technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD in the U.S. Eteplirsen is our lead therapeutic candidate for DMD. If we are successful in our development efforts, eteplirsen will address an unmet medical need. We are in the process of conducting or starting several studies for product candidates designed to skip exons 45, 51 and 53 in the U.S. and in Europe. These are comprised of (i) studies to further evaluate eteplirsen that include an open label extension of our Phase IIb study, a confirmatory trial in ambulatory patients, a study on participants with advanced stage DMD and a study with participants with early stage DMD, (ii) a dose-ranging study for our product candidate designed to skip exon 45, (iii) a two-part randomized, double-blind, placebo-controlled, dose titration safety, tolerability and pharmacokinetics study (Part I) followed by an open label efficacy and safety study (Part II) with a product candidate designed to skip exon 53 and (iv) a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53 for which we have satisfactorily addressed FDA inquiries on preclinical data relating to the exon 53-skipping product candidate. On August 25, 2015, we announced the filing by the Food and Drug Administration (“FDA”) of our new drug application (“NDA”) for eteplirsen and it is under priority review with a current Prescription Drug User Fee Act (“PDUFA”) action date of May 26, 2016.

We have also leveraged the capabilities of our RNA-targeted technology platforms to develop therapeutic candidates for the treatment of infectious diseases such as influenza, Marburg and Ebola under prior contracts with the Department of Defense (“DoD”), however, further development of these product candidates would be conditioned, in part, on obtaining additional funding, collaborations or emergency use. Our discovery and research programs include collaborations with various third parties and focus on developing therapeutics in rare, genetic, anti-bacterial, neuromuscular and central nervous system diseases amongst other diseases. We are exploring the application of our proprietary phosphorodiamidate morpholino oligomer (“PMO”) platform technology in various diseases.

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

The basis of our novel RNA-targeted therapeutics is the PMO. Our next generation PMO-based chemistries include PMO-X®, PMOplus® and PPMO. PMO and PMO-based compounds are highly resistant to degradation by enzymes, potentially enabling robust and sustained biological activity. In contrast to other RNA-targeted therapeutics, which are usually designed to down-regulate protein expression, our technologies are designed to selectively up-regulate or down-regulate protein expression, and more importantly, create novel proteins. PMO and PMO-based compounds have demonstrated inhibition of messenger RNA (“mRNA”) translation and alteration of pre-mRNA splicing. PMO and PMO-based compounds have the potential to reduce off-target effects, such as the immune stimulation often observed with ribose-based RNA technologies. We believe that our highly differentiated, novel, proprietary and innovative RNA-targeted PMO-based platforms may represent a significant improvement over other RNA-targeted technologies. In addition, PMO and PMO-based compounds are highly adaptable molecules: with minor structural modifications, they can potentially be rapidly designed to target specific tissues, genetic sequences, or pathogens, and therefore, we believe they could potentially be applied to treat a broad spectrum of diseases.

We have not generated any revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if we do achieve revenue from product sales, we are likely to continue to incur operating losses in the near term.

As of December 31, 2015, we had approximately $204.0 million of cash, cash equivalents and investments, consisting of $80.3 million of cash and cash equivalents, $112.2 million of short-term investments and $11.5 million of restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months. As of December 31, 2014, we had completed all development activities under the agreements with the DoD. We are currently exploring possibilities for funding, collaboration and other avenues to support further development of these Ebola, Marburg and influenza product candidates. Without funding from the U.S. government, we would likely curtail certain infectious disease research and development efforts, though we may pursue additional cash resources through public or private financings, seek additional government contracts and establish collaborations with or license our technology to other companies.

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

Based on the AVI Study 28 results, we initiated a Phase IIb trial for eteplirsen in August 2011, AVI 4658-US-201 (“Study 201”), at Nationwide Children’s Hospital in Columbus, Ohio and we announced the results from this study in April 2012. This was a randomized, double-blind, placebo-controlled study to assess the efficacy, safety, tolerability and pharmacokinetics of eteplirsen administered intravenously in two different doses over 24 weeks for the treatment of ambulant boys with DMD. Exploratory clinical measures of ambulation, muscle function and strength were also captured and evaluated during the course of the trial. Study 201 included 12 participants and muscle biopsies of all participants were performed prior to initiation of treatment. The 12 participants with a genotypically-confirmed appropriate genetic mutation were randomized into one of three treatment groups with four participants in each group. The first treatment group received a weekly intravenous administration of eteplirsen at a dose of 50.0 mg/kg. The second treatment group received a weekly intravenous administration of eteplirsen at a dose of 30.0 mg/kg. The third and final treatment group received a weekly administration of placebo. Participants receiving the 50.0 mg/kg dose received a second biopsy at 12 weeks after initiation of treatment, and participants receiving the 30.0 mg/kg dose received a second biopsy at 24 weeks after initiation of treatment. The results from Study 201 determined that treatment with eteplirsen met the primary efficacy endpoint in the study. Eteplirsen administered once weekly at 30mg/kg over 24 weeks resulted in a statistically significant (p < 0.002) increase in the measurement taken of novel dystrophin (22.5% dystrophin-positive fibers as a percentage of normal) compared to no increase in the placebo group. In the study, a shorter duration of eteplirsen treatment, 12 weeks, did not show a significant increase in the measurement taken of novel dystrophin (0.79% dystrophin-positive fibers as a percentage of normal; p-value NS), despite administration of the drug at a higher dose (50mg/kg once weekly). No significant improvements in clinical outcomes in the treated groups were observed compared to placebo.

All participants in Study 201 were enrolled in an open-label extension study 4658-US-202 (“Study 202”), following the completion of Study 201 and all participants, including those from the placebo group in Study 201, are receiving either 30.0 mg/kg or 50.0 mg/kg for the duration of Study 202. The purpose of Study 202 is to evaluate the ongoing safety, efficacy and tolerability of eteplirsen. The primary efficacy endpoint was the change from baseline at week 48 in the percentage of dystrophin-positive fibers in muscle biopsy tissue as measured by immunohistochemistry. The primary clinical outcome measure was the change from baseline to week 48 on the six-minute walk test (“6MWT”). Study 202 is now in a long-term extension phase in which patients were followed for safety and clinical outcomes approximately every 12 weeks through week 108 (which includes the original 28 weeks of Study 201).

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

In October 2012, we announced 48-week results from Study 202 which indicated that treatment with eteplirsen met the predefined primary efficacy endpoint, increased in the measurement taken of novel dystrophin, and achieved a significant clinical benefit on the predefined primary clinical outcome measure, the 6MWT, over the placebo/delayed treatment cohort. Eteplirsen administered once weekly at either 30 mg/kg or 50 mg/kg for 48 weeks (n=8) resulted in a statistically significant increase (p<0.001) in the measurement taken of dystrophin-positive fibers to 47.0% of normal. The placebo/delayed treatment cohort, which had received 24 weeks of eteplirsen at either 30 mg/kg or 50 mg/kg following 24 weeks of placebo (n=4), also showed a statistically significant increase in the measurement taken of dystrophin-positive fibers to 38.3% of normal (p<0.009).

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

In December 2012, we announced updated data from Study 202 which showed that patients treated with eteplirsen and evaluable on ambulatory measures in a modified intent-to-treat population (“mITT population”) for 62 weeks maintained a statistically significant clinical benefit on the primary clinical outcome measure, the 6MWT, compared to patients who received placebo for 24 weeks followed by 38 weeks of eteplirsen treatment. In the mITT population, which includes evaluable patients from both the 30mg/kg and 50mg/kg dose cohorts, patients treated with eteplirsen for 62 weeks demonstrated a statistically significant benefit (p < 0.007) of 62 meters over the placebo/delayed-treatment cohort using a mixed-model repeated measure statistical test. The mITT population utilized for the 62 week analysis consisted of 10 of the enrolled 12 patients (four eteplirsen-treated patients receiving 50 mg/kg weekly, 2 eteplirsen-treated patients receiving 30 mg/kg weekly, and 4 placebo/delayed-treatment patients), and excluded two patients who showed signs of rapid disease progression and lost ambulation by week 24. The eteplirsen treatment cohort (n=6) continued to show disease stabilization with less than a 5% decline in walking distance on the 6MWT from baseline. The placebo/delayed-treatment cohort (n=4) also demonstrated stability in walking distance from week 36 through week 62 with a less than 10 meter change over this timeframe, the period in which dystrophin was likely produced, with confirmation of significant dystrophin levels at week 48 through analysis of muscle biopsies in these patients.

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

In September 2013, we announced that after 96 weeks, patients in the 30 mg/kg and 50 mg/kg eteplirsen cohorts in the mITT population (n=6) experienced less than 17.5 meters, or 5% decline from baseline in walking ability. A statistically significant treatment benefit of 70.8 meters (p <0.001) was observed for the mITT population compared with the placebo/delayed-treatment cohort (n=4). The placebo/delayed-treatment cohort also demonstrated stabilization in walking ability from Week 36 through 96, the period from which meaningful levels of dystrophin were likely produced, with a decline of 18.5 meters over this timeframe. These analyses were based on the maximum 6MWT score when the test was performed on two consecutive days. As previously reported, a boy in the placebo/delayed-treatment cohort was not able to perform the 6MWT at the Week 84 clinic visit due to a broken ankle assessed by the investigator as a treatment-unrelated adverse event. Although this boy received rehabilitation and was able to perform the 6MWT, his walking ability at the time of the test had not returned to the level observed prior to the injury, and this lower 6MWT distance contributed to the overall decline in the placebo/delayed-treatment cohort. The decline in walking distance observed in this cohort from Week 36 improves from a decline of 18.5 meters to a decline of 4.7 meters when this patient’s 96-week test score is excluded from the analysis. Through 96 weeks, eteplirsen was well tolerated and there were no reported clinically significant treatment-related adverse events, no treatment-related serious adverse events, hospitalizations or discontinuations. Across patients in the eteplirsen and placebo/delayed-treatment cohorts, there is evidence of continued stabilization on clinical laboratory tests, echocardiograms, pulmonary function tests and measures of muscle strength through 84 weeks of participating in Study 202.

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

In October 2015, we announced additional clinical efficacy and safety data that demonstrated that (i) eteplirsen provided a statistically significant advantage of 151 meters in the ability of study participants to walk (as measured by the 6MWT) at three years, compared with external controls, (ii) the fourth biopsy data confirmed the mechanism of action of eteplirsen, demonstrating exon skipping in all patients and dystrophin production in nearly all patients and (iii) at three years, the safety data remained consistent with prior results. In January 2016, the FDA made public our eteplirsen Briefing Document Addendum (the “January 2016 Addendum”) which disclosed that at four years, 10 out of 12 patients on eteplirsen remained ambulatory while 10 out of 13 untreated patients in the external control had lost ambulation (one patient in the external control was still ambulatory at year 4, while 2 patients in the external control were missing data at 4 years), a statistically significant difference. In addition, the January 2016 Addendum disclosed a statistically significant advantage of 162 meters in the ability of study participants to walk (as measured by the 6MWT) at four years.

Key Financial Metrics

Revenue

Government Research Contract and Grant Revenue. In the periods presented in this report, substantially all of our revenues were derived from research and development contracts with and grants from the U.S. government. We recognize revenue from U.S. government research contracts and grants during the period in which the related expenses are incurred and present such revenues and related expenses on a gross basis in the consolidated financial statements. Our government contracts are subject to government audits, which may result in catch-up adjustments. As of December 31, 2014, we had completed all development activities of our contracts with the U.S. government. The majority of the revenue under our U.S. government contracts was recognized as of December 31, 2015 and only revenue for contract finalization, if any, is expected in the future.

If a technology, right, product or service is separate and independent of our performance under other elements of an arrangement, we defer recognition of non-refundable up-front fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, such up-front fees are deferred and recognized over the period of continuing involvement. As of December 31, 2015, we had deferred revenue of $3.3 million, which represents up-front fees we may recognize as revenue upon settlement of certain obligations.

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

Future research and development expenses may increase as our internal projects, such as those for our DMD product candidates, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for eteplirsen, including a confirmatory trial in the U.S. We completed Part I and have started conducting Part II of a Phase I/IIa clinical trial for an exon 53-skipping product candidate in the E.U. We have also initiated a dose-ranging study for our exon 45-skipping product candidate in the U.S. We are also planning to initiate a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53 in the U.S. and E.U. The remainder of our research and development programs are in various stages of research and pre-clinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be unsafe or ineffective during clinical trials, may have clinical trials that take longer to complete than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

General and Administrative. General and administrative expenses consist of salaries, benefits, stock-based compensation and related costs for personnel in our executive, finance, legal, information technology, business development, human resources, commercial and other general and administrative functions. Other general and administrative expenses include an allocation of our facility costs and professional fees for legal, consulting and accounting services.

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

Loss on Change in Warrant Valuation. Warrants issued in connection with our January and August 2009 financings were classified as liabilities as opposed to equity due to their settlement terms. These warrants were non-cash liabilities and we were not required to expend any cash to settle these liabilities. The fair value of these warrants was recorded on our consolidated balance sheets at the date of issuance. The warrants were marked to market at each financial reporting period, with changes in the fair value recorded as “Gain (loss) on change in warrant valuation” in our consolidated statements of operations and comprehensive loss. The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model, which required the use of significant judgment and estimates related to the inputs used in the model. All warrants issued in January and August 2009 were exercised or expired during 2014.

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

We defer and capitalize non-refundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to executory contractual arrangements and recognized as an expense as the related goods are delivered or the related services are performed. If we do not expect the goods to be delivered or services to be rendered, the advance payment capitalized will be charged as an expense.

When third-party service providers’ billing terms do not coincide with our period-end, we are required to make estimates of our obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of our drug candidates, incurred in a given accounting period and record accruals at the end of the period. We base our estimates on our knowledge of the research and development programs, services performed for the period and past history, where applicable.

Stock Compensation Expense

We use the fair value method to determine stock-based compensation expense. To determine the fair value of stock-based awards on the date of grant, we use the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the use of subjective and complex assumptions which include the award’s expected term and the price volatility of the underlying stock. We recognize the fair value of the portion of the awards expected to vest as expense over the requisite vesting periods on a straight-line basis for the entire award. Stock awards granted to employees vest over a four-year period and have a ten-year term. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The assumptions used in calculating the fair value of stock-based compensation expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Please read Note 11, Stock-Based Compensation to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of stock-based compensation.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. A valuation allowance is recorded to reduce the net deferred tax asset to zero because it is more likely than not that the net deferred tax asset will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained upon an examination. Please read Note 13, Income Taxes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of income tax.

Results of Operations for the years ended December 31, 2015, 2014 and 2013

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$1,253	$9,757	$(8,504)	(87)%
Operating expenses:
Research and development	146,394	94,231	52,163	55%
General and administrative	75,043	49,315	25,728	52%
Total operating expenses	221,437	143,546	77,891	54%
Operating loss	(220,184)	(133,789)	(86,395)	65%
Other income (loss):
Interest income and other, net	154	779	(625)	(80)%
Loss on change in warrant valuation	—	(2,779)	2,779	(100)%
Net loss	$(220,030)	$(135,789)	$(84,241)	62%

Net loss per share — basic and diluted	$(5.20)	$(3.39)	$(1.81)	53%

	For the Year Ended December 31
	2014	2013	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$9,757	$14,219	$(4,462)	(31)%
Operating expenses:
Research and development	94,231	72,909	21,322	29%
General and administrative	49,315	31,594	17,721	56%
Total operating expenses	143,546	104,503	39,043	37%
Operating loss	(133,789)	(90,284)	(43,505)	48%
Other income (loss):
Interest income and other, net	779	326	453	139%
Loss on change in warrant valuation	(2,779)	(22,027)	19,248	(87)%
Net loss	$(135,789)	$(111,985)	$(23,804)	21%

Net loss per share — basic and diluted	$(3.39)	$(3.31)	$(0.08)	2%

Revenue

Revenue for 2015 decreased by $8.5 million, or 87%, compared to 2014. For the year ended December 31, 2015, we recognized $1.3 million from contract finalization of the Ebola portion of the July 2010 DoD contract for the advanced development of our hemorrhagic virus therapeutic candidates against the Ebola and Marburg viruses (the “July 2010 Agreement”), which is expected to be collected from the U.S. government in 2016. For the year ended December 31, 2014, we recognized $9.8 million under various U.S. government contracts. The majority of the revenue under our U.S. government contracts was recognized as of December 31, 2015 and only revenue for contract finalization, if any, is expected in the future.

Revenue for 2014 decreased by $4.5 million, or 31%, compared to 2013. The decrease was due to a decrease of $2.8 million in the August 2012 DoD contract to evaluate the feasibility of an intramuscular route of administration using our candidate for treatment of the Marburg virus, which was concluded in the third quarter of 2013, $2.2 million in revenue associated with the Marburg portion of the July 2010 Agreement, which expired in July 2014, and $0.4 million in the June 2010 DoD contract to advance the development of AVI-7100 as a medical countermeasure against the pandemic H1N1 influenza virus. These decreases were partially offset by an increase of $0.9 million in our collaboration agreement with Carolinas Medical Center and $0.2 million in our agreement for a collaborative research project partially funded by the E.U. Health Innovation.

Research and Development Expenses

Our research and development programs span various disease targets. The lengthy process of securing FDA approvals for new drugs requires substantial resources. Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$72,147	$29,395	$42,752	145%
Exon 45	6,649	4,343	2,306	53%
Exon 53	5,583	8,013	(2,430)	(30)%
Other projects	2,178	4,196	(2,018)	(48)%
Internal research and development expenses	59,837	48,284	11,553	24%
Total research and development expenses	$146,394	$94,231	$52,163	55%

	For the Year Ended December 31
	2014	2013	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$29,395	$36,461	$(7,066)	(19)%
Exon 45	4,343	32	4,311	13,472%
Exon 53	8,013	2,631	5,382	205%
Other projects	4,196	8,191	(3,995)	(49)%
Internal research and development expenses	48,284	25,594	22,690	89%
Total research and development expenses	$94,231	$72,909	$21,322	29%

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$80,977	$39,505	$41,472	105%
Compensation and other personnel expenses	25,746	20,234	5,512	27%
Stock-based compensation	10,403	8,269	2,134	26%
Facility-related expenses	9,919	7,792	2,127	27%
Professional services	8,329	7,689	640	8%
Preclinical expenses	3,948	2,758	1,190	43%
Research and other	7,072	7,984	(912)	(11)%
Total research and development expenses	$146,394	$94,231	$52,163	55%

	For the Year Ended December 31
	2014	2013	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$39,505	$36,876	$2,629	7%
Compensation and other personnel expenses	20,234	13,653	6,581	48%
Stock-based compensation	8,269	3,888	4,381	113%
Facility-related expenses	7,792	4,859	2,933	60%
Professional services	7,689	2,425	5,264	217%
Preclinical expenses	2,758	4,752	(1,994)	(42)%
Research and other	7,984	6,456	1,528	24%
Total research and development expenses	$94,231	$72,909	$21,322	29%

Research and development expenses for 2015 increased by $52.2 million, or 55%, compared to 2014. The increase was primarily due to increases of $41.5 million in clinical and manufacturing expenses, driven by increased enrollment in our ongoing clinical trials and timing of manufacturing activities (including raw material purchases) as well as expense incurred in connection with an amendment to a supply agreement, $5.5 million in compensation and other personnel expenses primarily driven by increases in headcount, $2.1 million in stock-based compensation and $2.1 million from facility-related expenses primarily driven by corporate growth.

Research and development expenses for 2014 increased by $21.3 million, or 29%, compared to 2013. The increase was primarily driven by increases of $6.6 million in compensation and other personnel expenses, $5.3 million in professional services, $4.4 million in stock-based compensation expense, $2.9 million in facility-related expenses and $2.6 million in clinical and manufacturing expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by category for each of the periods indicated:

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands)		$	%
Professional services	$25,884	$16,363	$9,521	58%
Compensation and other personnel expenses	17,513	12,454	5,059	41%
Stock-based compensation	12,329	11,921	408	3%
Former CEO severance expense	9,182	—	9,182	NA
Facility-related expenses	2,838	2,616	222	8%
Other	7,297	5,961	1,336	22%
Total general and administrative expenses	$75,043	$49,315	$25,728	52%

	For the Year Ended December 31
	2014	2013	Change	Change
	(in thousands)		$	%
Professional services	$16,363	$7,934	$8,429	106%
Compensation and other personnel expenses	12,454	10,933	1,521	14%
Stock-based compensation	11,921	7,190	4,731	66%
Facility-related expenses	2,616	854	1,762	206%
Other	5,961	4,683	1,278	27%
Total general and administrative expenses	$49,315	$31,594	$17,721	56%

General and administrative expenses for 2015 increased by $25.7 million, or 52%, compared to 2014. The increase was primarily due to $9.5 million in professional services driven by increased legal fees and preparation for the potential product launch for eteplirsen if market approval is obtained, $9.2 million in severance expense, including stock-based compensation, as a result of the resignation of our former CEO, and $5.1 million in compensation and other personnel expenses primarily driven by increases in headcount.

General and administrative expenses for 2014 increased by $17.7 million, or 56%, compared to 2013. The increase in general and administrative expenses is primarily due to increases of $8.4 million in professional services, $4.7 million in stock-based compensation expenses, facility-related expenses of $1.8 million and $1.5 million in compensation and other personnel expenses, primarily driven by increases in headcount.

Interest Income and Other, Net

Interest income and other, net for 2015 decreased by $0.6 million compared to 2014. The decrease was primarily driven by an increase in interest expense incurred in connection with the $20.0 million senior secured term loan.

Interest income and other, net for 2014 increased by $0.5 million compared to 2013. The increase was primarily driven by interest income from short-term investments.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of December 31, 2015	As of December 31, 2014	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$80,304	$73,551	$6,753	9%
Short-term investments	112,187	136,793	(24,606)	(18)%
Restricted cash and investments	11,478	782	10,696	1368%
Total cash, cash equivalents and investments	$203,969	$211,126	$(7,157)	(3)%

Borrowings:
Long-term debt	$20,905	$1,574	$19,331	1228%
Notes payable	2,493	4,754	(2,261)	(48)%
Total borrowings	$23,398	$6,328	$17,070	270%

Working capital
Current assets	$224,543	$247,796	$(23,253)	(9)%
Current liabilities	62,294	36,867	25,427	69%
Total working capital	$162,249	$210,929	$(48,680)	(23)%

For the year ended December 31, 2015, our principal sources of liquidity were from equity and debt financings. For the year ended December 31, 2014, our principal source of liquidity was from an equity financing. Our principal uses of cash are research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

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

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(149,465)	$(128,539)	$(20,926)	16%
Investing activities	8,410	(159,030)	167,440	(105)%
Financing activities	147,808	104,155	43,653	42%
Increase (decrease) in cash and cash equivalents	$6,753	$(183,414)	$190,167	(104)%

	For the Year Ended December 31
	2014	2013	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(128,539)	$(64,695)	$(63,844)	99%
Investing activities	(159,030)	(11,672)	(147,358)	1,262%
Financing activities	104,155	145,671	(41,516)	(28)%
(Decrease) increase in cash and cash equivalents	$(183,414)	$69,304	$(252,718)	(365)%

Operating Activities.

Cash used in operating activities for 2015 increased by $20.9 million compared to 2014. The increase was primarily due to an increase of $84.2 million in net loss driven by increases in research and development and general and administrative expenses partially offset by a favorable change of $54.1 million in operating assets and liabilities due to the timing of certain activities and an increase in non-cash adjustments of $9.2 million.

Cash used in operating activities for 2014 increased by $63.8 million compared to 2013. The increase was primarily due to an increase of $23.8 million in net loss driven by lower revenues from contracts with the U.S. government and increases in research and development and general and administrative expenses, an unfavorable change of $34.4 million in operating assets and liabilities due to the timing of certain activities and a decrease in non-cash adjustments of $5.6 million.

Investing Activities.

Cash provided by investing activities was $8.4 million for 2015 while cash used in investing activities was $159.0 million for 2014. The change was primarily due to an increase of $51.0 million from the maturity of available-for-sale securities and decreases of $112.4 million from the purchase of available-for-sale securities and $22.0 million from the purchase of property and equipment partially offset by the purchase of restricted investments of $10.7 million. Additionally, for the year ended December 31, 2014, $7.3 million of restricted investments matured.

Cash used in investing activities for 2014 increased by $147.4 million compared to 2013. The increase was primarily due to the purchase of available-for-sale securities of $274.4 million and an increase of $23.1 million in the purchase of property and equipment partially due to the acquisition of the Andover, Massachusetts facility. The increase was partially offset by the maturity of available-for-sale securities of $134.9 million and restricted investments of $7.3 million that were purchased in 2013.

Financing Activities.

Cash provided by financing activities in 2015 increased by $43.7 million compared to 2014. In October 2015, we sold approximately 3.3 million shares of common stock at an offering price of $39.00 per share. After deducting the underwriting discounts and offering related transaction costs, we received aggregate net proceeds of approximately $119.9 million, $25.4 million higher than prior year equity financings. Additionally, we received net proceeds of $19.6 million from the senior secured term loan and an incremental $9.0 million from option exercises. The increases were partially offset by a $2.5 million repayment of the promissory note related to our Andover, Massachusetts facility and a decrease of $7.8 million from warrant exercises that occurred in 2014.

Cash provided by financing activities in 2014 decreased by $41.5 million compared to 2013. In April 2014, we sold approximately 2.7 million shares of common stock at an offering price of $38.00 per share. After deducting the underwriting discounts and offering related transaction costs, we received aggregate net proceeds of approximately $94.5 million, $30.6 million lower than prior year equity financings. Additionally, there were decreases of $10.8 million from warrant exercises and $1.7 million from option exercises. These were partially offset by $1.0 million from the employee stock purchase program.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2015:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Senior Secured Term Loan (1)	$22,426	$6,494	$15,932	$—	$—
Long-term Mortgage Loans (1)	1,908	171	343	343	1,051
Notes payable (1)	2,504	2,504	—	—	—
Lease obligations	24,804	4,616	9,584	10,064	540
Purchase obligations (2)	130,035	60,442	58,185	11,408	—
Total contractual obligations and contingencies	$181,677	$74,227	$84,044	$21,815	$1,591

(1)	Interest is included.
(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Purchase obligations relate primarily to our DMD development program.

Milestone Obligations

We are obligated to make up to $95.2 million of future development, upfront royalty and commercial milestone payments associated with some of our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2015, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Recent Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of December 31, 2015, we had $204.0 million of cash, cash equivalents and investments, comprised of $80.3 million of cash and cash equivalents, $112.2 million short-term investments and $11.5 million of restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. For each of the years ended December 31, 2015 and 2014, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act for the quarter ended December 31, 2015 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sarepta Therapeutics, Inc.:

We have audited Sarepta Therapeutics, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sarepta Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sarepta Therapeutics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Cambridge, Massachusetts

February 25, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15

3.3	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14

4.1	Form of Specimen Certificate for Common Stock.	10-Q	001-14895	4.1	8/8/13

4.2	Form of Common Stock Purchase Warrant, issued on January 30, 2009.	8-K	001-14895	4.4	1/30/09

4.3	Form of Common Stock Purchase Warrant, issued on August 25, 2009.	8-K	001-14895	4.1	8/24/09

10.1†	Employment Agreement with Patrick Iversen, Ph.D., dated July 14, 1997.	10KSB	000-22613	10.12	3/30/98

10.2†	Amendment to Employment Agreement with Patrick Iversen, Ph.D., dated December 28, 2008.	10-K	001-14895	10.5	3/15/11

10.3†	Amendment No. 2 to Employment Agreement with Patrick Iversen, Ph.D., dated January 18, 2010.	10-K	001-14895	10.6	3/15/11

10.4†	Amended and Restated Executive Employment Agreement dated April 19, 2013 by and between Sarepta Therapeutics, Inc. and Christopher Garabedian.	10-Q	001-14895	10.2	5/9/13

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

10.5†	Executive Employment Agreement dated January 10, 2011 by and between AVI BioPharma, Inc. and Effie Toshav.	10-Q	001-14895	10.1	5/10/11

10.6†	Executive Employment Agreement dated March 29, 2011 by and between AVI BioPharma, Inc. and Peter S. Linsley, Ph.D.	10-Q	001-14895	10.4	5/10/11

10.7†	Executive Employment Agreement dated June 13, 2011 by and between AVI BioPharma, Inc. and Edward Kaye, M.D.	10-Q	001-14895	10.4	8/8/11

10.8†	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Effie Toshav dated January 10, 2011.	10-Q	001-14895	10.2	5/10/11

10.9†	Stand Alone Stock Option Grant between the Registrant and Peter Linsley dated May 16, 2011.	S-8	333-175031	4.8	6/20/11

10.10†	Stand Alone Stock Option Grant between the Registrant and Edward Kaye dated June 20, 2011.	S-8	333-175031	4.9	6/20/11

10.11†	AVI BioPharma, Inc. 2002 Equity Incentive Plan.	Schedule 14A	001-14895	Appendix A	4/11/02

10.12†	Amended and Restated Sarepta Therapeutics, Inc. 2011 Equity Incentive Plan.	8-K	001-14895	10.1	6/16/11

10.13†	Form of Stock Option Award Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-Q	001-14895	10.5	8/8/13

10.14†	Form of Notice of Grant of Restricted Stock under the Amended and Restated 2011 Equity Incentive Plan.	10-Q	001-14895	10.4	8/8/13

10.15†	AVI BioPharma, Inc. Non-Employee Director Compensation Policy.	8-K	001-14895	10.85	10/1/10

10.16†	Form of Indemnification Agreement.	8-K	001-14895	10.86	10/8/10

10.17†	Form of Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan.	8-K	001-14895	10.1	4/25/12

10.18†	Form of Stock Appreciate Right Award Agreement under the 2011 Equity Incentive Plan.	10-Q	001-14895	10.2	11/7/12

10.19†	Form of Senior Vice President Change in Control and Severance Agreement.	10-K	001-14895	10.19	3/15/13

10.20†	Form of Vice President Change in Control and Severance Agreement.	10-K	001-14895	10.20	3/15/13

10.21†	2013 Employee Stock Purchase Plan.	8-K12B	001-14895	10.2	6/6/13

10.22†	Executive Employment Agreement with Jayant Aphale, Ph.D.	10-Q	001-14895	10.1	8/8/13

10.23†	Retention and Severance Benefits Letter Agreement dated May 9, 2013 by and between the Company and Michael A. Jacobsen.	10-Q	001-14895	10.3	5/9/13

10.24†	Offer Letter dated October 23, 2013 by and between Sarepta Therapeutics, Inc. and Sandesh Mahatme.	10-K	001-14895	10.24	3/3/14

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

10.25†	Offer Letter dated October 23, 2012 by and between Sarepta Therapeutics, Inc. and David Tyronne Howton.	10-K	001-14895	10.25	3/3/14

10.26†	Executive Inducement Stock Option Agreement between Arthur Krieg and Sarepta Therapeutics, Inc.	10-K	001-14895	10.26	3/3/14

10.27†	Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-14895	10.27	3/3/14

10.28	Form of Stock Option Award Agreement under 2014 Employment Commencement Incentive Plan	10-K	001-14895	10.28	3/3/14

10.29*	Collaboration and License Agreement between Isis Pharmaceuticals and Ercole Biotech, Inc. dated May 16, 2003.	10-K	001-14895	10.78	3/16/10

10.30*	Amended and Restated Exclusive License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc. Sarepta International CV dated April 10, 2013.	10-Q	001-14895	10.1	5/9/13

10.31	Agreement between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency dated May 5, 2009.	10-Q	001-14895	10.72	8/10/09

10.32	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no. HDTRA1-07-C-0010), effective May 29, 2009.	10-Q	001-14895	10.74	8/10/09

10.33	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no. HDTRA 1-07-C0010), effective September 30, 2009.	10-Q	001-14895	10.77	11/9/09

10.34*	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no HDTRA 1-09-C-0046), effective March 25, 2010.	10-Q	001-14895	10.81	5/10/10

10.35*	Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. dated June 4, 2010.	10-Q	001-14895	10.84	8/9/10

10.36*	Modification No. PZ0001 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective March 3, 2011.	10-Q	001-14895	10.3	5/10/11

10.37*	Modification No. P00005 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective April 13, 2011.	10-Q	001-14895	10.1	8/8/11

10.38*	Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. dated July 14, 2010.	10-Q	001-14895	10.86	11/9/10

10.39*	Contract Number W911QY-12-C-0117 between U.S. Department of Defense’s Joint Project Manager Transformational Medical Technologies and Sarepta Therapeutics, Inc. dated August 23, 2012.	10-Q	001-14895	10.1	11/7/12

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
10.40*	Modification No. P00005 to Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. effective August 15, 2011.	10-Q/A	001-14895	10.3	2/15/12

10.41*	Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc., effective October 12, 2007.	10-K	001-14895	10.58	3/17/08

10.42*	First Amendment to Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc. dated June 2, 2009.	10-Q	001-14895	10.75	8/10/09

10.43	Commercial Lease between Research Way Investments, Landlord, and Antivirals, Inc., Tenant, effective June 15, 1992.	SB-2	333-20513	10.9	1/28/97

10.44	Lease Extension and Modification Agreement dated September 1, 1996, by and between Research Way Investments and Antivirals, Inc.	10-K	001-14895	10.53	3/15/11

10.45	Second Lease Extension and Modification Agreement dated January 24, 2006 by and between Research Way Investments and AVI BioPharma, Inc.	10-Q	001-14895	10.55	8/9/06

10.46	Real Property Purchase Agreement by and between WKL Investments Airport, LLC and AVI BioPharma, Inc., dated March 1, 2007, as amended.	10-Q	001-14895	10.61	8/9/07

10.47	Lease Agreement between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc., dated November 23, 2011.	10-K	001-14895	10.42	3/13/12

10.48	First Amendment to Lease Agreement dated December 22, 2011 between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc.	10-K	001-14895	10.43	3/13/12

10.49	Second Amendment to Lease Agreement dated January 20, 2012 between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc.	10-K	001-14895	10.44	3/13/12

10.50	Lease dated July 27, 2009 by and between BMR-3450 Monte Villa Parkway, LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.76	11/9/09

10.51	First Amendment to Lease dated August 30, 2011 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.4	11/8/11

10.52	Second Amendment to Lease dated January 31, 2012 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.	10-K	001-14895	10.47	3/13/12

10.53	Third Amendment to Lease dated May 31, 2012 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.2	8/7/12

10.54	Lease dated October 20, 2010, by and between S/I North Creek VII LLC and AVI BioPharma, Inc.	10-K	001-14895	10.57	3/15/11

10.55	Lease Agreement dated June 25, 2013 by and between Sarepta Therapeutics, Inc. and ARE-MA Region No. 38, LLC.	8-K	001-14895	10.1	7/1/13

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
10.56	Purchase and Sale Agreement dated May 22, 2014 between Sarepta Therapeutics, Inc. and Eisai Inc.	10-Q	001-14895	10.1	8/7/14

10.57	Offer Letter dated January 6, 2014 by and between Sarepta Therapeutics, Inc. and Arthur Krieg, M.D.	10-Q	001-14895	10.1	5/8/14

10.58†	Employment Agreement dated April 20, 2015 between Sarepta Therapeutics, Inc. and Edward Kaye	10-Q	001-14895	10.1	5/7/15
10.59	Credit and Security Agreement between Sarepta Therapeutics, Inc. and MidCap Financial dated June 26, 2015	10-Q	001-14895	10.1	8/6/15
10.60	Pledge Agreement between Sarepta Therapeutics, Inc. and MidCap Financial dated June 26, 2015	10-Q	001-14895	10.2	8/6/15
10.61†	Separation and Consulting Agreement and General Release between Sarepta Therapeutics, Inc. and Christopher Garabedian entered into on June 30, 2015	10-Q	001-14895	10.3	8/6/15
10.62†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification of the Company’s Interim Chief Executive Officer and Chief Medical Officer, Edward Kaye, MD, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Interim Chief Executive Officer and Chief Medical Officer, Edward Kaye, MD, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	Confidential treatment has been granted for portions of this exhibit.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2016	SAREPTA THERAPEUTICS, INC.

	By:	/s/ Edward Kaye, MD
Edward Kaye, MD
Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward Kaye, MD and Sandesh Mahatme, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016:

Signature	Title

/s/ Edward Kaye, MD	Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer (Principal Executive Officer)
Edward Kaye, MD

/s/ Sandesh Mahatme	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Sandesh Mahatme

/s/ M. Kathleen Behrens	Chairwoman of the Board
M. Kathleen Behrens, Ph.D.

/s/ Richard Barry	Director
Richard Barry

/s/ Jean-Paul Kress, MD	Director
Jean-Paul Kress, MD

/s/ William Goolsbee	Director
William Goolsbee

/s/ Claude Nicaise, MD	Director
Claude Nicaise, MD
/s/ Gil Price	Director
Gil Price, M.D.

/s/ Hans Wigzell	Director
Hans Wigzell, M.D., Ph.D.

SAREPTA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sarepta Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sarepta Therapeutics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sarepta Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Cambridge, Massachusetts

February 25, 2016

Sarepta Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31, 2015	As of December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$80,304	$73,551
Short-term investments	112,187	136,793
Accounts receivable	3,977	2,416
Restricted investment	10,695	—
Other current assets	17,380	35,036
Total Current Assets	224,543	247,796
Restricted cash and investments	783	782
Property and equipment, net of accumulated depreciation of $24,594 and $19,896 as of December 31, 2015 and 2014, respectively	37,344	38,501
Patent costs, net of accumulated amortization of $2,620 and $2,081 as of December 31, 2015 and 2014, respectively	6,642	5,891
Other assets	4,470	2,063
Total Assets	$273,782	$295,033

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,234	$12,408
Accrued expenses	29,053	17,366
Current portion of long-term debt	5,936	98
Current portion of notes payable	2,493	2,492
Deferred revenue	3,303	3,318
Other current liabilities	1,275	1,185
Total Current Liabilities	62,294	36,867
Long-term debt	14,969	1,476
Notes payable	—	2,262
Deferred rent and other	6,172	6,775
Total Liabilities	83,435	47,380
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 99,000,000 shares authorized; 45,629,529 and 41,311,512 issued and outstanding at December 31, 2015 and 2014, respectively	5	4
Additional paid-in capital	1,089,508	926,769
Accumulated other comprehensive loss	(111)	(95)
Accumulated deficit	(899,055)	(679,025)
Total Stockholders’ Equity	190,347	247,653
Total Liabilities and Stockholders’ Equity	$273,782	$295,033

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Revenue from research contracts and other grants	$1,253	$9,757	$14,219
Operating expenses:
Research and development	146,394	94,231	72,909
General and administrative	75,043	49,315	31,594
Total operating expenses	221,437	143,546	104,503
Operating loss	(220,184)	(133,789)	(90,284)

Other income (loss):
Interest income and other, net	154	779	326
Loss on change in warrant valuation	—	(2,779)	(22,027)
Total other income (loss)	154	(2,000)	(21,701)

Net loss	$(220,030)	$(135,789)	$(111,985)

Other comprehensive loss:
Unrealized loss on short-term securities - available-for-sale	(16)	(95)	—
Total other comprehensive loss	(16)	(95)	—

Comprehensive loss	$(220,046)	$(135,884)	$(111,985)
Net loss per share — basic and diluted	$(5.20)	$(3.39)	$(3.31)

Weighted average number of shares of common stock outstanding for computing basic and diluted net loss per share	42,290	40,026	33,850

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2012	31,704	$3	$554,927	$—	$(431,251)	$123,679
Exercise of options for common stock	241	—	2,725	—	—	2,725
Exercise of warrants for common stock	2,336	—	96,768	—	—	96,768
Vest of restricted stock units	31	—	—	—	—	—
Shares withheld for taxes	(7)	—	(226)	—	—	(226)
Grant of restricted stock awards	6	—	—	—	—	—
Issuance of common stock for cash, net of offering costs	3,441	1	125,103	—	—	125,104
Stock-based compensation	—	—	11,127	—	—	11,127
Net loss	—	—	—	—	(111,985)	(111,985)
BALANCE AT DECEMBER 31, 2013	37,752	4	790,424	—	(543,236)	247,192
Exercise of options for common stock	86	—	980	—	—	980
Exercise of warrants for common stock	766	—	19,536	—	—	19,536
Vest of restricted stock units	7	—	—	—	—	—
Shares withheld for taxes	(1)	—	(34)	—	—	(34)
Grant of restricted stock awards	6	—	—	—	—	—
Issuance of common stock for cash, net of offering costs	2,650	—	94,503	—	—	94,503
Issuance of common stock under employee stock purchase plan	46	—	1,015	—	—	1,015
Stock-based compensation	—	—	20,345	—	—	20,345
Unrealized loss from available-for-sale securities	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(135,789)	(135,789)
BALANCE AT DECEMBER 31, 2014	41,312	4	926,769	(95)	(679,025)	247,653
Exercise of options for common stock	817	—	10,010	—	—	10,010
Grant of restricted stock awards	181	—	—	—	—	—
Shares withheld for taxes	(6)	—	(182)	—	—	(182)
Issuance of common stock for cash, net of offering costs	3,250	1	119,915	—	—	119,916
Issuance of common stock under employee stock purchase plan	76	—	879	—	—	879
Stock-based compensation	—	—	32,117	—	—	32,117
Unrealized loss from available-for-sale securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(220,030)	(220,030)
BALANCE AT DECEMBER 31, 2015	45,630	$5	$1,089,508	$(111)	$(899,055)	$190,347

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(220,030)	$(135,789)	$(111,985)
Adjustments to reconcile net income to cash flows in operating activities:
Depreciation and amortization	5,247	3,690	1,277
Amortization of premium on available-for-sale securities	652	2,432	—
Non-cash interest	367	12	—
Loss on abandonment of patents	197	128	590
Stock-based compensation	32,117	20,345	11,127
Increase in warrant valuation	—	2,779	22,027
Changes in operating assets and liabilities, net:
Net (increase) decrease in accounts receivable	(1,561)	1,114	1,183
Net decrease (increase) in other assets	15,249	(34,013)	1,618
Net increase in accounts payable, accrued expenses, deferred revenue and other liabilities	18,297	10,763	9,468
Net cash used in operations	(149,465)	(128,539)	(64,695)

Cash flows from investing activities:
Release and maturity of restricted investments	—	7,250	—
Purchase of restricted investments	(10,695)	—	(7,897)
Purchase of property and equipment	(3,401)	(25,444)	(2,370)
Patent costs	(1,432)	(1,381)	(1,405)
Purchase of available-for-sale securities	(162,001)	(274,368)	—
Maturity of available-for-sale securities	185,939	134,913	—
Net cash from (used in) investing activities	8,410	(159,030)	(11,672)

Cash flows from financing activities:
Proceeds from borrowings, net of debt issuance costs	19,601	—	—
Repayments of long-term debt and notes payable	(2,598)	(94)	(89)
Proceeds from exercise of options and warrants and the sale of common stock, net of offering costs	130,805	104,249	145,986
Other financing activities, net	—	—	(226)
Net cash from financing activities	147,808	104,155	145,671

Increase (decrease) in cash and cash equivalents	6,753	(183,414)	69,304

Cash and cash equivalents:
Beginning of period	73,551	256,965	187,661
End of period	80,304	73,551	256,965

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$769	$77	$144
Supplemental schedule of non-cash investing activities and financing activities:
Accrued debt issuance costs related to the senior secured term loan	$400	$—	$—
Property and equipment included in accrued expenses	$318	$277	$3,964
Patent costs included in accrued expenses	$335	$270	$195
Capitalized interest	$99	$137	$—
Issuance of common stock in satisfaction of warrants	$—	$11,785	$78,214
Tenant improvement paid by Landlord	$—	$153	$6,214
Issuance of note payable in relation to the purchase of certain real and personal property located in Andover, Massachusetts	$—	$4,613	$—

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries “Sarepta” or the “Company”) is a biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare, infectious and other diseases. Applying its proprietary, highly-differentiated and innovative platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. The Company is primarily focused on rapidly advancing the development of its potentially disease-modifying Duchenne muscular dystrophy (“DMD”) drug candidates, including its lead DMD product candidate, eteplirsen, designed to skip exon 51. On August 25, 2015, the Company announced the filing by the Food and Drug Administration (“FDA”) of its new drug application (“NDA”) for eteplirsen for the treatment of DMD amenable to exon 51 skipping. Eteplirsen is under priority review with a current Prescription Drug User Fee Act (“PDUFA”) action date of May 26, 2016. The Company is also developing therapeutics using its technology for the treatment of drug resistant bacteria and infectious, rare and other human diseases.

The Company has not generated any revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if it does achieve revenue from product sales, the Company is likely to continue to incur operating losses in the near term.

As of December 31, 2015, the Company had approximately $204.0 million of cash, cash equivalents and investments, consisting of $80.3 million of cash and cash equivalents, $112.2 million of short-term investments and $11.5 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of December 31, 2015 is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based awards, research and development expenses, income tax and revenue recognition.

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

Cash and Cash Equivalents

Only investments that are highly liquid and readily convertible to cash and have original maturities of three months or less are considered cash equivalents. As of December 31, 2015, cash equivalents were comprised of money market funds and commercial paper.

Available-For-Sale Debt Securities

Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive loss in stockholder’s equity. Realized gains and losses are reported in interest income and other, net, on a specific identification basis.

Accounts Receivable

The Company’s accounts receivable primarily arise from government research contracts and other grants. They are generally stated at invoiced amount and do not bear interest. Because the accounts receivable are primarily from government agencies and historically no amounts have been written off, an allowance for doubtful accounts receivable is not considered necessary. The balance for unbilled receivables for the years ended December 31, 2015 and 2014 was $4.0 million and $2.4 million, respectively, all of which is subject to government audit and will not be collected until the completion of the audit. The increase in unbilled receivables is related to contract finalization of the Ebola portion of the July 2010 Department of Defense contract.

Property and Equipment

Property and equipment are initially recorded at cost, including the acquisition cost and all costs necessarily incurred to bring the asset to the location and working condition necessary for its intended use. The cost of normal, recurring or periodic repairs and maintenance activities related to property and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits. Interest costs incurred during the construction period of major capital projects are capitalized until the asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset.

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

Patent Costs

Patent costs consist primarily of external legal costs, filing fees incurred to file patent applications and renewal fees on proprietary technology developed or licensed by the Company. Patent costs associated with applying for a patent, being issued a patent and annual renewal fees are capitalized. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Patent costs are amortized on a straight-line basis over the shorter of the estimated economic lives or the initial term of the patents, generally 20 years. Patent amortization expense was $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also expensed the remaining net book value of previously capitalized patents that were later abandoned of $0.2 million, $0.1 million and $0.5 million for the year ended December 31, 2015, 2014 and 2013, respectively, which were included in research and development expenses on the consolidated statements of operations and comprehensive loss.

The following table summarizes the estimated future amortization for patent costs for the next five years:

As of December 31, 2015 (in thousands)
2016	$565
2017	553
2018	546
2019	540
2020	510
Total	$2,714

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

Revenue Recognition

All of the Company’s revenue is generated from government research contracts and other grants. The Company’s contracts with the U.S. government are cost plus contracts providing for reimbursed costs which include overhead and general and administrative costs and a target fee. The Company recognizes revenue from government research contracts during the period in which the related expenses are incurred and presents such revenues and related expenses on a gross basis in the consolidated financial statements. The Company’s government contracts are subject to government audits, which may result in catch-up adjustments. As of December 31, 2014, the Company had completed all development activities under its contracts with the U.S. government. The majority of the revenue under government contracts was recognized as of December 31, 2015 and only revenue for contract finalization, if any, is expected in the future.

If a technology, right, product or service is separate and independent of our performance under other elements of an arrangement, the Company defers recognition of non-refundable up-front fees if it has continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee. In addition, if the Company has continuing involvement through research and development services that are required because of its know-how or because the services can only be performed by the Company, such up-front fees are deferred and recognized over the period of continuing involvement. As of December 31, 2015, the Company had deferred revenue of $3.3 million, which represents up-front fees which it may recognize as revenue upon settlement of certain obligations.

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

Direct research and development expenses associated with the Company’s programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other external services, such as data management and statistical analysis support and materials and supplies used in support of clinical programs. Indirect costs of the Company’s clinical programs include salaries, stock-based compensation and an allocation of its facility costs.

When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third party service contract, where applicable.

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

For the year ended December 31, 2015, 2014 and 2013, the Company recognized rent expense and occupancy costs of $5.2 million, $4.4 million and $3.4 million, respectively.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has elected to adopt this ASU early and the adoption of this guidance did not have a material effect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued and to provide related disclosures. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, with early adoption permitted. The Company had not adopted this guidance as of December 31, 2015, and based on the Company's financial condition as of the date these financial statements were issued or available for issuance, the Company does not expect the adoption of this guidance to have any impact on the current period financial statements.

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

Under the Amended and Restated UWA License Agreement, the Company is required to meet certain performance diligence obligations related to development and commercialization of products developed under the license. The Company believes that it is currently in compliance with these obligations. In 2013, the Company made an initial up-front payment to UWA of $1.1 million upon execution of the Amended and Restated UWA License Agreement. The Company may be required to make additional payments to UWA of up to $6.0 million in aggregate based on successful achievement of certain regulatory and commercial milestones relating to eteplirsen and up to five additional product candidates and may also be required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the Amended and Restated UWA License Agreement. As of December 31, 2015, the Company was not under any obligation to make royalty payments to UWA until achievement of the first commercial sale of a product candidate that falls under the scope of the Amended and Restated UWA License Agreement.

Under the Amended and Restated UWA License Agreement, the Company also has the option to purchase future royalties upfront. Under this option, the Company may be required to make to the UWA an up-front payment of $30.0 million as well as $20.0 million in aggregate contingency payment upon successful achievement of certain commercial milestones. As of December 31, 2015, the Company had not made its decision whether to exercise this option and, therefore, is not under any current obligation to make any milestone payments discussed above.

Charley’s Fund Agreement

In October 2007, Charley’s Fund, Inc. (“Charley’s Fund”), a nonprofit organization that funds drug development and discovery initiatives specific to DMD, awarded the Company a research grant of approximately $2.5 million and, in May 2009, the grant authorization was increased to a total of $5.0 million. Pursuant to the related sponsored research agreement, the grant was provided to support the development of product candidates related to exon 50 skipping which utilize the Company’s proprietary technologies. The grant requires the Company to make a mid-single-digit percentage royalty on net sales of any such products that are successfully commercialized up to the total amount received under the grant.

As of December 31, 2015, Charley’s Fund has made payments of approximately $3.4 million to the Company. Revenue associated with this research and development arrangement is recognized based on the proportional performance method. To date, the

Company has recognized less than $0.1 million as revenue and did not recognize any revenue for the years ended December 31, 2015, 2014 or 2013. The Company does not expect to receive any incremental funding under the grant and has deferred $3.3 million of previous receipts which are anticipated to be recognized as revenue upon settlement of certain obligations.

4. FAIR VALUE MEASUREMENTS

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$32,850	$32,850	$—	$—
Commercial paper	48,899	—	48,899	—
Government and government agency bonds	50,918	—	50,918	—
Corporate bonds	17,370	—	17,370	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$161,380	$44,193	$117,187	$—

	Fair Value Measurement as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$47,740	$47,740	$—	$—
Commercial paper	2,997	—	2,997	—
Government and government agency bonds	75,250	—	75,250	—
Corporate bonds	58,546	—	58,546	—
Certificates of deposit	647	647	—	—
Total assets	$185,180	$48,387	$136,793	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2015

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds and corporate bonds. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing market observable data.

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

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2015 and 2014 was approximately four months. The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$75,304	$—	$—	$75,304
Commercial paper	48,936	—	(37)	48,899
Government and government agency bonds	50,966	—	(48)	50,918
Corporate bonds	17,396	—	(26)	17,370
Total assets	$192,602	$—	$(111)	$192,491
As reported:
Cash and cash equivalents	$80,304			$80,304
Short-term investments	112,298		(111)	112,187
Total assets	$192,602	$—	$(111)	$192,491
	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$73,551	$—	$—	$73,551
Commercial paper	2,997	—	—	2,997
Government and government agency bonds	75,289	—	(39)	75,250
Corporate bonds	58,602	—	(56)	58,546
Total assets	$210,439	$—	$(95)	$210,344
As reported:
Cash and cash equivalents	$73,551	$—	$—	$73,551
Short-term investments	136,888	—	(95)	136,793
Total assets	$210,439	$—	$(95)	$210,344

6. OTHER CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of December 31, 2015	As of December 31, 2014
	(in thousands)
Manufacturing-related deposits	$13,070	$30,668
Prepaid expenses	3,109	2,797
Other	1,201	1,571
Total other current assets	$17,380	$35,036

7. PROPERTY AND EQUIPMENT

Property and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes components of property and equipment, net for each of the periods indicated:

	As of December 31,
	2015	2014
	(in thousands)
Land	$4,158	$4,158
Building	12,718	12,617
Software and computer equipment	6,149	4,415
Lab equipment	12,873	11,772
Office equipment	2,762	2,713
Leasehold improvements	21,723	21,640
Construction in progress	1,555	1,082
Property and equipment, gross	61,938	58,397
Less: accumulated depreciation	(24,594)	(19,896)
Property and equipment, net	$37,344	$38,501

For the years ended December 31, 2015, 2014 and 2013, depreciation expense totaled $4.7 million, $3.2 million and $0.8 million, respectively.

8. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of December 31, 2015	As of December 31, 2014
	(in thousands)
Accrued clinical and preclinical costs	$9,587	$3,471
Accrued employee compensation costs	8,189	6,170
Accrued contract manufacturing costs	4,830	3,271
Accrued professional fees	4,258	3,403
Accrued research costs	629	311
Accrued facility-related costs	127	300
Other	1,433	440
Total accrued expenses	$29,053	$17,366

9. INDEBTEDNESS

Senior Secured Term Loan

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

In connection with the senior secured term loan, the Company recorded $20.0 million as long-term debt in the consolidated balance sheets as of December 31, 2015. In addition, the Company incurred approximately $0.8 million in debt issuance costs that were recorded as a direct deduction to the carrying value of the term loan in the consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the loan. The following table summarizes the components of the long-term debt recorded for the period indicated:

As of December 31, 2015 (in thousands)

Principal amount	$20,000
Unamortized debt issuance costs	(570)
Net carrying value of senior secured term loan	19,430

Long-term Mortgage Loans

The Company has two loans outstanding which bear interest at 4.75%, mature in February 2027 and are collateralized by the facility the Company owns in Corvallis, Oregon. At December 31, 2015, these loans had unpaid principal balances of $1.0 million and $0.6 million, for a total indebtedness of $1.6 million.

As of December 31, 2015, the Company recorded approximately $5.9 million as current portion of long-term debt and approximately $15.0 million as long-term debt on the consolidated balance sheets related to the senior secured term loan and the long-term mortgage loans.

      Notes payable

In connection with the acquisition of the Andover, Massachusetts facility in May 2014, the Company issued a promissory note with a principal amount of $5.0 million. The interest on the outstanding balance of the promissory note is calculated at the lowest short-term applicable federal rate per annum. The first $2.5 million installment along with the accrued interest was paid on July 15, 2015 and the second $2.5 million installment along with the accrued interest was paid in January 2016. As of December 31, 2015, the Company recorded approximately $2.5 million as current portion of notes payable on the consolidated balance sheets.

For the three years ended December 31, 2015, 2014 and 2013 , the Company incurred interest expenses of approximately $1.4 million, $0.2 million and $0.1 million, respectively, related to the senior secured term loan, the two mortgage loans and the promissory note.

The following table summarizes the total payments under the Company’s debt arrangements:

	Senior Secured Term Loan (1)	Long-term Mortgage Loans (1)	Notes Payable (1)	Total
	(in thousands)
2016	$6,494	$171	$2,504	$9,169
2017	10,818	171	—	10,989
2018	5,114	172	—	5,286
2019	—	171	—	171
2020	—	172	—	172
Thereafter	—	1,051	—	1,051
Total Payments	$22,426	$1,908	$2,504	$26,838

(1)	Interest is included

10. EQUITY FINANCING

In January 2013, the Company sold approximately 87,000 shares of common stock through an At-the-Market (“ATM”) offering which was initiated in 2012 (“2012 ATM offering”). The sales in January 2013 generated $2.1 million in net proceeds and fully exhausted the sales of stock available under the 2012 ATM sales agreement.

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

In October 2015, the Company sold approximately 3.3 million shares of common stock at an offering price of $39.00 per share. The Company received aggregate net proceeds of approximately $119.9 million, after deducting the underwriting discounts and offering related transaction costs.

11. STOCK-BASED COMPENSATION

In June 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan, which authorized 13.0 million shares of common stock to be issued, allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. In June 2015, shareholders authorized the issuance of additional 1.7 million shares of common stock under the 2011 Plan. As of December 31, 2015, 1.8 million shares of common stock remain available for future grant under the 2011 Plan.

In June 2013, the Company’s stockholders approved the 2013 ESPP with approximately 0.3 million shares of common stock available to be issued. As of December 31, 2015, 0.1 million shares of common stock remain available for future grant under the 2013 ESPP.

In September 2014, the Company initiated the 2014 Employment Commencement Incentive Plan (“2014 Plan”) with approximately 0.6 million shares of common stock available to be issued. In October 2015, the 2014 Plan was increased by 1.0 million shares of common stock available to be issued. As of December 31, 2015, 1.0 million shares of common stock remain available for future grant under the 2014 Plan.

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

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

For the Year Ended December 31,
	2015	2014	2013
Risk-free interest rate (1)	1.1 – 1.7%	1.4 – 1.7%	0.7 – 1.7%
Expected dividend yield (2)	—	—	—
Expected lives (3)	4.7 – 5.0 years	4.7 – 4.9 years	4.8 – 5.0 years
Expected volatility (4)	94.3 – 111.1%	93.0 – 103.0%	80.0 – 90.7%

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

The following tables summarize the Company’s stock option activity for each of the periods indicated:

	For the Year Ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Grants outstanding at beginning of the period	5,216,203	$24.45	4,190,367	$23.46	2,522,522	$11.76
Granted	2,830,078	20.28	1,694,560	25.67	2,283,719	34.18
Exercised	(816,696)	12.26	(86,007)	11.40	(241,056)	11.31
Canceled or expired	(713,609)	26.78	(582,717)	22.79	(371,818)	16.83
Grants outstanding at end of the period	6,515,976	$23.91	5,216,203	$24.45	4,190,367	$23.46

Grants exercisable at end of the period	2,617,167	$23.85	2,019,514	$18.69	1,051,329	$11.91
Grants vested and expected to vest at end of the period	5,908,213	$23.94	4,462,100	$23.27	3,467,069	$21.50

The weighted-average fair value per share of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $14.98, $18.59 and $22.86, respectively.

		Weighted
	Aggregate	Average
	Intrinsic	Remaining
	Value	Contractual
	(in thousands)	Life (Years)
Options outstanding at December 31, 2015	$96,102	7.16
Options exercisable at December 31, 2015	$38,916	5.60
Options vested and expected to vest at December 31, 2015	$87,029	7.16

The following table summarizes the Company’s stock options vested and exercised for each of the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Aggregate grant date fair value of stock options vested	$27,858	$17,672	$4,872
Aggregate intrinsic value of stock options exercised	$18,138	$1,497	$5,444

Stock Options with Service- and Performance-based Conditions

In June 2013, the Company granted to executives approximately 0.4 million stock options with service- and performance-based conditions. Vesting is achieved based upon various regulatory filings including NDA for eteplirsen and investigational new drug (“IND”) submissions for other drug candidates and continuing service over a four-year period. Through the submission of two IND applications during 2014, 30% of performance awards were triggered to be eligible to vest subject to the remaining service conditions of the awards. No other milestones were achieved during 2015. For the years ended December 31, 2015 and 2014, the Company has recognized approximately $0.5 million and $1.2 million in stock-based compensation expense related to the options with performance-based criteria, respectively.

As of December 31, 2015, the total stock-based compensation expense related to non-vested awards with only service-vesting conditions not yet recognized is approximately $45.5 million and those with service- and performance-based conditions approximates $4.0 million.

Restricted Stock Awards

The Company grants RSAs to members of its board of directors and certain employees. The following table summarizes the Company’s RSA activity for each of the periods indicated:

	For the Year Ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Grants outstanding at beginning of the period	6,000	$34.92	6,000	$34.92	4,998	$10.08
Granted	181,783	20.80	—	—	6,000	34.92
Exercised	(24,463)	20.21	—	—	(4,998)	10.08
Canceled or expired	(2,000)	13.90	—	—	—	—
Grants outstanding at end of the period	161,320	$21.50	6,000	$34.92	6,000	$34.92

In September 2015, the Company granted certain employees 65,000 RSAs with performance conditions. However, based on the current conditions, the Company does not expect these awards to vest.

Stock Appreciation Rights

The Company issues SARs to employees on the same terms as options granted to employees. The grant date fair value of the SARs is determined using the same valuation assumptions as for stock options described above. Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the SARs.

In August 2012, 70,000 SARs were granted to the Company’s former President and CEO and have an exercise price of $10.08 per share. In November 2012, 100,000 SARs were granted to the Company’s Senior Vice-President and CFO and have an exercise price of $23.85 per share. The SARs are classified as equity as the agreements require settlement in shares of stock.

The following table summarizes the Company’s SAR activity for each of the periods indicated:

	For the Year Ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Grants outstanding at beginning of the period	170,000	$18.18	170,000	$18.18	170,000	$18.18
Grants outstanding at end of the period	170,000	$18.18	170,000	$18.18	170,000	$18.18
Grants exercisable at end of the period	141,249	$17.59	92,916	$17.80	50,416	$17.48
Grants vested and expected to vest at end of the period	167,813	$18.29	170,000	$18.18	170,000	$18.18

		Weighted
	Aggregate	Average
	Intrinsic	Remaining
	Value	Contractual
	(in thousands)	Life (Years)
SARs outstanding at December 31, 2015	$3,468	4.41
SARs exercisable at December 31, 2015	$2,964	4.16
SARs vested and expected to vest at December 31, 2015	$3,406	4.45

2013 Employee Stock Purchase Plan

Under the Company’s ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The 24-month award period will end on August 31, 2017. The following table summarizes the Company’s ESPP activity and expense for each of the periods indicated:

	For the Year Ended December 31,
	2015	2014
Number of shares purchased	75,539	46,290
Proceeds received (in millions)	0.9	1.0

Stock-based Compensation Expense

For the years ended December 31, 2015, 2014 and 2013, total stock-based compensation expense was $32.1 million, $20.3 million and $11.1 million, respectively. Included in the amount for the year ended December 31, 2015 is $8.6 million of stock-based compensation expense incurred in connection with the resignation of the Company’s former CEO. The following table summarizes stock-based compensation expense by function included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Research and development	$10,403	$8,269	$3,888
General and administrative	21,714	12,076	7,239
Total stock-based compensation	$32,117	$20,345	$11,127

The following table summarizes stock-based compensation expense by grant type included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock options	$29,014	$18,388	$9,632
Restricted stock awards	446	204	149
Restricted stock units	—	1	269
Stock appreciation rights	492	587	593
Employee stock purchase plan	2,165	1,165	484
Total stock-based compensation	$32,117	$20,345	$11,127

12. 401 (K) PLAN

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

Expense related to the Plan totaled $0.9 million, $0.6 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

13. INCOME TAXES

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $388.2 million and $313.1 million, respectively, available to reduce future taxable income, which expire between 2016 and 2035. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, the Company has $26.1 million and $7.2 million of federal and state research and development credits, respectively, available to offset future taxable income. These federal and state research and development credits begin to expire between 2018 and 2035 and between 2016 and 2030, respectively. Approximately $23.8 million of the Company’s carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company’s carryforwards, as tax affected, will be accounted for as a direct increase to contributed capital rather than as a reduction of the year’s provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from timing differences related to depreciation, amortization, treatment of research and development costs, limitations on the length of time that net operating losses may be carried forward, and differences in the recognition of stock-based compensation.

The Company had gross deferred tax assets of $219.8 million and $165.8 million at December 31, 2015 and 2014, respectively, primarily from U.S. federal and state net operating loss carryforwards, U.S. federal and state research and development tax credit carryforwards, stock-based compensation expense and intangibles. A valuation allowance was recorded to reduce the net deferred tax assets to zero because it is more likely than not that the deferred tax assets will not be realized.

An analysis of the deferred tax assets is as follows:

	As of December 31,
	2015	2014
	(in thousands)
Net operating loss carryforwards	$138,786	$115,699
Difference in depreciation and amortization	2,694	2,800
Research and development tax credits	31,397	29,127
Stock-based compensation	20,774	13,637
Deferred rent	2,771	2,864
Deferred revenue	1,324	1,213
Capitalized inventory	19,018	—
Other	3,060	413
Gross deferred tax assets	219,824	165,753
Valuation allowance	(219,824)	(165,753)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for deferred tax assets was an increase of $54.1 million and $32.2 million for the years ended December 31, 2015 and 2014, respectively, mainly due to the increase in the net operating loss carryforwards, stock-based compensation and research and development tax credits.

The reconciliation between the Company’s effective tax rate and the income tax rate is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Federal income tax rate	34.0%	34.0%	34.0%
Research and development tax credits	0.3	2.4	1.4
Valuation allowance	(19.1)	(21.6)	(12.4)
Permanent Differences	(1.7)	(2.4)	(8.8)
Foreign rate differential	(13.5)	(12.4)	(14.2)
Effective tax rate	—%	—%	—%

Permanent differences affecting the Company’s effective tax rate include loss on changes in warrant valuation and losses in a foreign jurisdiction. All warrants issued in January and August 2009 were exercised or expired during 2014. As a result, the Company did not incur loss on changes in warrant valuation for the year ended December 31, 2015. On December 31, 2012, the Company licensed certain intellectual property of Sarepta Therapeutics, Inc. to its wholly owned subsidiary, Sarepta International C.V. The parties also entered into a contract research agreement under which Sarepta Therapeutics, Inc. performs research services for Sarepta International C.V. For the years ended December 31, 2015 and 2014, Sarepta International C.V. incurred costs of $87.4 million and $48.5 million, respectively, in connection with the research and development activities.

The reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of the period	$—	$—	$—
Increase related to current year tax positions	613	—	—
Increase related to prior year tax positions	3,093	—	—
Balance at end of the period	$3,706	$—	$—

The balance of total unrecognized tax benefits at December 31, 2015, if recognized, would not affect the effective tax rate on income from continuing operations, due to a full valuation allowance against the Company’s deferred tax assets. The Company does not expect that the amount of unrecognized tax benefits to change materially in the next twelve months. The Company, including its domestic subsidiaries, files consolidated U.S. federal and state income tax returns. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at December 31, 2015 or December 31, 2014 and has not recognized interest and/or penalties in the statement of operations for years ended December 31, 2015, 2014 or 2013.

14. NET LOSS PER SHARE

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

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Net loss	(220,030)	$(135,789)	$(111,985)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss per share	42,290	40,026	33,850
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	42,290	40,026	33,850
Net loss per share — basic and diluted	$(5.20)	$(3.39)	$(3.31)

*

For the year ended December 31, 2015 and 2014, stock options, RSAs and SARs to purchase approximately 6.8 million and 5.4 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

For the year ended 2013, stock options, RSAs, RSUs, SARs and warrants to purchase approximately 5.2 million shares of common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

15. COMMITMENTS AND CONTINGENCIES

Lease Obligations

In June 2013, the Company entered into a lease agreement (“Cambridge lease”) for its headquarters located in Cambridge, Massachusetts. As of December 31, 2015, the Company had entered into five amendments to the Cambridge lease, increasing its total rental space for its headquarters to 77,390 square feet. The Cambridge lease and its amendments will expire in January 2021. The agreement calls for a security deposit in the form of a letter of credit totaling $0.6 million. The Company purchased a certificate of deposit (“CD”) to meet the requirement and it was recorded as a long-term restricted investment in the consolidated balance sheets as of December 31, 2015.

In June 2014, the Company entered into an agreement to sublease from an unrelated third party 10,939 square feet of office space. The sublease will expire in February 2021.

In January 2014, the Company entered into an agreement to sublease 15,077 square feet of office space to an unrelated third party. The sublease expired in July 2015. In August 2015, the Company entered into an agreement to sublease this space to another unrelated third party. The sublease will expire in September 2017.

In February 2015, the Company entered into an agreement to sublease 7,461 square feet of office space to an unrelated third party. The sublease will expire in February 2016.

The Company also leases laboratory and office space in Corvallis, Oregon which will expire in December 2020.

The following table summarizes the aggregate non-cancelable future minimum payments under the Company’s leases:

As of December 31, 2015 (in thousands)
2016	$4,616
2017	4,733
2018	4,851
2019	4,971
2020	5,093
Thereafter	540
Total minimum lease payments	$24,804

Royalty Obligations

The Company is also obligated to pay royalties upon the net sales of its products. The royalty rates are in the low to mid-single-digit percentages for both inside and outside the United States. For example, under the Amended and Restated License Agreement with UWA signed in April 2013, the Company is obligated to pay a low-single-digit percentage of royalty on the net sales of products covered by issued patents, which include eteplirsen.

Milestone Obligations

The Company has license agreements for which it is obligated to pay development and commercial milestones as a product candidate proceeds from the submission of an IND application through approval for commercial sale. For the year ended December 31, 2015, the Company recognized approximately $0.2 million relating to certain milestone payments under these agreements. There were no significant milestone payments under these agreements for the years ended December 31, 2014 or 2013.

In April 2013, the Company and UWA entered into an agreement under which an existing exclusive license agreement between the Company and UWA was amended and restated. Under the terms of this agreement, UWA granted the Company an exclusive license to certain UWA intellectual property rights in exchange for up to $7.1 million in up-front, development and commercial milestone payments. Under the Amended and Restated UWA License Agreement, the Company also has the option to purchase future royalties upfront. Under this option, the Company may be required to make to the UWA an up-front payment of $30.0 million as well as $20.0 million in aggregate contingency payment upon successful achievement of certain commercial milestones. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $0.2 million, $0.0 million and $1.0 million, respectively, relating to certain up-front and development milestone payments required under the agreement as research and development expense in the consolidated statements of operations and comprehensive loss.

Additionally, the Company has entered into various collaboration and license agreements with third party entities. Under these agreements, the Company may be required to make payments up to $39.2 million in the aggregate related to certain development, regulatory and commercial milestones. For the year ended December 31, 2015, the Company has not made and is not under any current obligation to make any such milestone payments, as the conditions triggering any such milestone payment obligations have not been satisfied.

      Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and seeks damages in an unspecified amount. Pursuant to the court’s June 23, 2014 order, Sarepta filed a motion to dismiss the consolidated amended complaint on August 18, 2014, and argument on the motion was held on March 12, 2015. On March 31, 2015, the Court dismissed plaintiffs’ amended complaint.  On April 30, 2015, plaintiffs in the Corban suit filed a motion for leave seeking to file a further amended complaint, which the Company opposed.  Following a hearing on August 12, 2015, the Court denied this motion, and on September 22, 2015, the Court dismissed the case. The plaintiffs filed a Notice of Appeal in the Court of Appeals for the First Circuit on September 29, 2015. On January 27, 2016, the plaintiffs filed a motion to vacate the District Court’s order denying leave to amend and dismissing the case. The Company filed its opposition with the District Court on February 11, 2016, and oral argument on the plaintiffs’ motion is scheduled for February 25, 2016.  The plaintiffs’ appellate brief is due to the First Circuit on March 22, 2016. An estimate of the possible loss or range of loss cannot be made at this time.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 by William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318), asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, Christopher Garabedian and Sandesh Mahatme. Plaintiffs’ amended complaint, filed on March 20, 2015, alleges that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek compensatory damages and fees. The Company received service of the complaint on January 5, 2015. Sarepta filed a motion to dismiss the complaint on May 11, 2015, pursuant to the scheduling order entered on February 20, 2015, which plaintiffs have opposed.  Oral argument on the motion has been scheduled for March 2, 2016. An estimate of the possible loss or range of loss cannot be made at this time.

In addition, two derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Cause No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 24, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of the NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts. An estimate of the possible loss or range of loss cannot be made at this time.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et. al vs. Goolsbee et. al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former CEO, Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian’s not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of allegedly excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a declaration that the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting was ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. The Company has reached an agreement in principle with the parties in the McDonald suit and do not believe that disposition of the McDonald suit should have a material financial impact on the Company. An estimate of the possible loss or range of loss cannot be made at this time.

Purchase Commitments

The Company has entered into long-term contractual arrangements from time to time for the provision of goods and services.

The following table presents non-cancelable contractual obligations arising from these arrangements:

As of December 31, 2015 (in thousands)
2016	$60,442
2017	29,664
2018	28,521
2019	11,408
Total purchase commitments	$130,035

In connection with an amendment to a supply agreement, in September 2015, the Company issued an irrevocable standby letter of credit totaling $10.7 million to a contract manufacturing vendor. The obligation secured by the letter of credit will be fulfilled upon full payment of all deposits and purchase payments by the end of 2016. To meet the requirement of the letter of credit, the Company purchased $10.7 million in a certificate of deposit with a September 2016 maturity date. If the commitments have not occurred as of December 31, 2016, the letter of credit will be extended. The Company has recorded this $10.7 million as a restricted investment on the consolidated balance sheet as of December 31, 2015.

16. FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2015 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenue from research contracts and other grants	$1,253	$—	$—	$—
Operating expenses:
Research and development	41,376	36,673	29,180	39,165
General and administrative	24,329	15,090	12,927	22,697
Total operating expenses	65,705	51,763	42,107	61,862
Operating loss	(64,452)	(51,763)	(42,107)	(61,862)
Other income (loss):
Interest income and other, net	(229)	(176)	256	303
Total other income (loss)	(229)	(176)	256	303
Net loss	$(64,681)	$(51,939)	$(41,851)	$(61,559)

Net loss per share—basic and diluted	$(1.44)	$(1.25)	$(1.01)	$(1.49)
Shares used in per share calculations—basic and diluted	44,882	41,565	41,357	41,324

	2014 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenue from research contracts and other grants	$27	$1,059	$2,583	$6,088
Operating expenses:
Research and development	30,832	21,852	20,641	20,906
General and administrative	13,917	12,882	12,213	10,303
Total operating expenses	44,749	34,734	32,854	31,209
Operating loss	(44,722)	(33,675)	(30,271)	(25,121)
Other income (loss):
Interest income and other, net	306	193	181	99
Gain (loss) on change in warrant valuation	—	4,256	(3,784)	(3,251)
Total other income (loss)	306	4,449	(3,603)	(3,152)
Net loss	$(44,416)	$(29,226)	$(33,874)	$(28,273)

Net loss per share—basic and diluted	$(1.08)	$(0.71)	$(0.85)	$(0.75)
Shares used in per share calculations—basic and diluted	41,304	41,066	39,862	37,821