Form 10-K/A
period 2015-12-31
Sarepta Therapeutics, Inc.
filed 2016-04-29
CIK 873303

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

The number of outstanding shares of the registrant’s common stock as of the close of business on March 31, 2016 was 45,767,497.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on February 25, 2016 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III that was not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2015.  In addition, in connection with the filing of this Amendment and pursuant Rule 12(b)-15 under the  Securities Exchange Act of 1934, as amended (the “Exchange Act”),, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As used in this Amendment, unless the context requires otherwise, all references to “Sarepta,” “we,” “our,” “our company,” and “us” refer collectively to Sarepta Therapeutics, Inc. and its subsidiaries.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to the directors, director nominees and executive officers of our Company as of the date of this Amendment:

Name	Age	Position(s)(5)
Executive Officers
Edward M. Kaye, M.D.	67	Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer
Sandesh Mahatme	51	Senior Vice President, Chief Financial Officer
David Tyronne Howton, Jr.	44	Senior Vice President, General Counsel and Corporate Secretary
Jayant Aphale, Ph.D.	55	Senior Vice President, Technical Operations
Non-Employee Directors
William Goolsbee(1)(4)	62	Group I Director
Gil Price, M.D.(1)(2)	60	Group I Director
Hans Wigzell, M.D., Ph.D.(3)(4)	77	Group I Director
Richard J. Barry(2)(3)	57	Group II Director
M. Kathleen Behrens, Ph.D.(2)(3)	63	Group II Director, Chairwoman of the Board of Directors
Jean-Paul Kress, M.D. (2)(3)	50	Group II Director
Claude Nicaise, M.D. (1)(4)	63	Group II Director

(1)	Member of the compensation committee. Mr. Goolsbee is the current chair of the compensation committee.
(2)	Member of the audit committee. Dr. Behrens is the current chair of the audit committee.
(3)	Member of the nominating and corporate governance committee. Mr. Barry is the current chair of the nominating and corporate governance committee.
(4)	Research and development committee. Dr. Wigzell is the current chair of the research and development committee.
(5)	The term of Group I Directors expires as of the date of the 2016 Annual Meeting, and the term of Group II Directors expires as of the date of the 2017 Annual Meeting.

Edward M. Kaye, M.D., has served as our Interim Chief Executive Officer since March 31, 2015 and as our Senior Vice President, Chief Medical Officer since June 2011. Dr. Kaye was Group Vice President of Clinical Development at Genzyme Corporation, a biotechnology company, from April 2007 to June 2011, where he supervised the clinical research in the lysosomal storage disease programs and in the genetic neurological disorders. From 2001 to 2007, Dr. Kaye held various roles at Genzyme Corporation, including Vice President of Medical Affairs for Lysosomal Storage Diseases, Vice President of Clinical Research and Interim Head of PGH Global Medical Affairs. Dr. Kaye holds a Bachelor of Science (B.S.) in Biology from Loyola University and holds a Doctor of Medicine (M.D.) from Loyola University Stritch School of Medicine. He received his Pediatric training at Loyola University Hospital, Child Neurology training at Boston City Hospital, Boston University, and completed his training as a Neurochemical Research Fellow (Geriatric Fellow) at Bedford VA Hospital, Boston University. Dr. Kaye was head of the section of Neurometabolism, Pediatric Neurology at The Floating Hospital for Children (Tufts University) and research fellow in gene therapy at Massachusetts General Hospital until 1996 when he moved to Philadelphia to become Chief of Pediatric Neurology and Director of the Barnett Mitochondrial Laboratory at St. Christopher’s Hospital for Children. In 1998, Dr. Kaye accepted the appointment as Chief of Biochemical Genetics at Children’s Hospital of Philadelphia and Associate Professor of Neurology and Pediatrics at the Perelman School of Medicine at the University of Pennsylvania until moving to Genzyme Corporation at the end of 2001. Dr. Kaye continues to serve as a Neurological Consultant at Children’s Hospital of Boston, and is on the editorial boards of a number of journals including the Journal of Child Neurology. Dr. Kaye also previously served on the board of Annals of Neurology, and is currently on the Medical/Scientific Advisory Boards of the United Leukodystrophy Foundation, Spinal Muscular Atrophy Foundation, CureCMD, CureDuchenne, and the Prize4Life.

Sandesh Mahatme has served as our Senior Vice President, Chief Financial Officer since November 2012. From January 2006 to November 2012, Mr. Mahatme worked at Celgene Corporation, a biopharmaceutical company, where he served in various roles, including Senior Vice President of Corporate Development, Senior Vice President of Finance, Corporate Treasurer and Head of Tax. While at Celgene, Mr. Mahatme built the treasury and tax functions before establishing the Corporate Development Department, which focuses on strategic, targeted initiatives including commercial development in emerging markets, acquisitions and licensing and global manufacturing expansion. Prior to working at Celgene, Mr. Mahatme worked for Pfizer Inc., a pharmaceutical company, for eight and a half years in senior roles in Business Development and Corporate Tax. Mr. Mahatme started his career at Ernst & Young LLP where he advised multinational corporations on a broad range of transactions. Mr. Mahatme holds a Master of Laws (LL.M.) and a Juris Doctor (J.D.) from NYU School of Law and an LL.M. from Cornell Law School and is a member of the New York State Bar Association.  Mr. Mahatme is also a board member of Flexion Therapeutics, Inc. and Aeglea Biotherapeutics.

David Tyronne Howton, Jr. has served as our Senior Vice President, General Counsel and Corporate Secretary since November 2012. From September 2011 to June 2012, Mr. Howton served as the Senior Vice President, Chief Legal Officer and as a member of the executive team at Vertex Pharmaceuticals Incorporated, a publicly traded biotechnology company. In this capacity he participated in the general management of the company and oversaw all aspects of the Vertex global legal and compliance departments. Mr. Howton served as Senior Vice President Legal from July 2012 to November 2012 at Vertex. Prior to his appointment as Chief Legal Officer at Vertex, Mr. Howton served as the Chief Compliance Officer from September 2009 to August 2011 and, in this capacity, he was responsible for designing and implementing the Vertex corporate compliance program as well as chairing the company’s Corporate Compliance Committee. From 2003 to September 2009, Mr. Howton worked at Genentech, Inc., a biotechnology company, where he served in a number of legal roles before becoming the company’s Chief Healthcare Officer in 2006. Prior to joining Genentech in 2003, Mr. Howton was a member of the Sidley Austin LLP corporate healthcare practice where he advised clients on corporate transactions involving life science companies and provided regulatory counsel. Mr. Howton holds a Bachelor of Arts (B.A.) from Yale University and a J.D. from Northwestern University School of Law.

Jayant Aphale, Ph.D., has served as our Senior Vice President, Technical Operations since December 2011. From January 2011 to December 2011, Dr. Aphale served as the President of Apex CMC Advisors, LLC, a biotechnology consulting company. From January 2010 to November 2010, Dr. Aphale served as a Vice President at GlaxoSmithKline plc, a publicly traded pharmaceutical company, in Belgium leading new product introductions, cGMP scale-up of clinical material manufacturing, U.S. government interactions and global technology transfer of marketed vaccines. From June 2008 to January 2010, Dr. Aphale was the Vice President of Manufacturing and Process Sciences at Enobia Pharma Corp., a biopharmaceutical company, where he structured their CMO network and led technology transfer and scale-up of their lead product in the rare disease space. From 2006 to May 2008, Dr. Aphale served as Vice President, Manufacturing Operations and Project Management at Acambis plc, a biotechnology company, where, besides managing cGMP manufacturing across multiple sites, he established and implemented business processes in project and portfolio management and in transitioning clinical manufacturing to commercial scale. Dr. Aphale holds a Doctor of Philosophy (Ph.D.) in Microbiology from Ohio State University and a Masters of Business Administration (M.B.A.) in Finance and Strategy from the University of North Carolina. He is a certified project manager (PMP) and holds the U.S. Regulatory Affairs Certification (RAC).

William Goolsbee has served as a member of our Board since October 2007. He was Chairman of our Board from June 2010 through July 2014. He also serves as a member of and chairperson of our compensation committee and as a member of our research and development committee. Mr. Goolsbee was founder, Chairman and Chief Executive Officer of Horizon Medical Inc. from 1987 until its acquisition by a unit of UBS Private Equity in 2002. Mr. Goolsbee was a founding director of ImmunoTherapy Corporation in 1993, and became Chairman of the board of directors in 1995, a position he held until overseeing the successful acquisition of ImmunoTherapy by us in 1998. His experience prior to 1987 includes a series of increasingly responsible executive positions with CooperVision Inc. and Cooper Laboratories Inc. Mr. Goolsbee holds a B.A. from the University of California at Santa Barbara. Mr. Goolsbee served as Chairman of privately held BMG Pharma LLC, a pharmaceutical company, from 2006 through 2011 and served as Chairman and Chief Executive Officer of BMG Hematology LLC, a product development and licensing company, through March 1, 2016. Our nominating and corporate governance committee believes that Mr. Goolsbee’s 30-year career in the medical device and biopharmaceutical industries qualifies him for service as a member of our Board.

Gil Price, M.D., has served as a member of our Board since October 2007. He also serves as a member of our audit committee and compensation committee. Dr. Price is a clinical physician trained in internal medicine with a long-standing interest in drug development, adverse drug reactions, drug utilization and regulation. Since 2008, he has been the Chief Executive Officer and Chief Medical Officer of Drug Safety Solutions, a provider of solutions for clinical and drug safety operations. From 1997 to 2002, Dr. Price was the director of clinical development for oncology at MedImmune, Inc., the biologics subsidiary of AstraZeneca. Prior to joining MedImmune, Dr. Price worked in the contract research organization sector. Dr. Price began his pharmaceutical career at GlaxoSmithKline Inc., where he worked for nearly nine years on both the commercial and research sides of that company. Dr. Price is a member of the American Medical Association, the Academy of Pharmaceutical Physicians and a past member of the American Society for Microbiology. Dr. Price received a B.A. from the University of Rio Grande and an M.D. from the University of Santiago.

Our nominating and corporate governance committee believes that Dr. Price’s experience in the clinical, research and commercial sectors in the fields of medicine and pharmaceuticals qualifies him for service as a member of our Board.

Hans Wigzell, M.D., Ph.D., has served as a member of our Board since June 2010. He also serves as a member of our nominating and corporate governance committee and a member of and chairperson of our research and development committee. In the past five years, Dr. Wigzell has served as a director of Probi AB and currently serves as a director of RaySearch Laboratories AB, Swedish Orphan Biovitrum AB, and Valneva SE (a successor to Intercell AG). Since 2006, Dr. Wigzell has served as Chairman of Karolinska Development AB, a company listed on the NASDAQ OMX Stockholm market that selects, develops and seeks ways to commercialize promising new Nordic lifescience innovations. Previously, he was the President of the Karolinska Institute, a medical university, from 1995 to 2003, and was General Director of the National Bacteriological Laboratory in Stockholm from 1987 to 1993. Dr. Wigzell is Chairman of the board of the Stockholm School of Entrepreneurship. He is an elected member of several national academies, including the Swedish Royal Engineering Academy, Sweden; the Royal Academy of Science, Sweden; the Danish Academy of Arts and Letters; the American Academy of Arts and Sciences; the Finnish Science Society; and the European Molecular Biology Organization. In addition to serving as President of the Karolinska Institute, his academic career includes being chairman of the Nobel Prize Committee, and the Karolinska Institute and Distinguished External Advisory Professor of Ehime University, Japan. Additionally, Dr. Wigzell was appointed chairman of the Nobel Assembly in 2000. Dr. Wigzell holds an M.D. and Ph.D. from the Karolinska Institute in Stockholm and he has received honorary doctorate degrees at University “Tor Vergata” in Rome, Italy, Turku University in Finland and The Feinstein Institute in New York. Our nominating and corporate governance committee believes that Dr. Wigzell’s experience serving in leadership roles in various scientific and biotechnology institutions and companies in countries around the world qualifies him to serve as a member of our Board.

Richard J. Barry, has served as a member of our Board since June 2015. He also serves as a member of our audit committee and as a member and chairperson of our nominating and corporate governance committee. Mr. Barry is a long time stockholder of the Company.  He has served as a director for Elcelyx Therapeutics, a pharmaceutical company, since February 2013 and is a Managing Member of GSM Fund, LLC, a fund established for the sole purpose of investing in Elcelyx. Mr. Barry has also been a Partner and Advisory Board member of the San Diego Padres since 2009 and an Advisory Board member for the Schreyer Honors College at Pennsylvania State University since 2014. He previously served as a director of Cluster Wireless, a San Diego-based software company, and Blacklight Power, an energy research company. Mr. Barry has extensive experience in the investment management business. He was a founding member of Eastbourne Capital Management LLC, a large equity hedge fund investing in a variety of industries, including health care, and served as a Managing General Partner and Portfolio Manager from 1999 to its close in 2010. Prior to Eastbourne, Mr. Barry was a Portfolio Manager and Managing Director of Robertson Stephens Investment Management. Mr. Barry also spent over 13 years in various roles in institutional equity and investment management firms, including Lazard Freres, Legg Mason and Merrill Lynch. Mr. Barry holds a B.A. from Pennsylvania State University. Our nominating and corporate governance committee believes that Mr. Barry’s significant experience in the financial sector and extensive knowledge of the pharmaceutical industry qualifies him for service as a member of our Board.

M. Kathleen Behrens, Ph.D., has served as a member of our Board since December 2009 and as Chairwoman of the Board since April 2015. She also serves as member of our nominating and corporate governance committee and as a member of and Chairwoman of our audit committee. Dr. Behrens served as a member of the President’s Council of Advisors on Science and Technology (PCAST) from 2001 to early 2009 and as Chairwoman of PCAST’s Subcommittee on Personalized Medicine. She has served as a public- market biotechnology securities analyst as well as a venture capitalist focusing on healthcare, technology and related investments. Dr. Behrens was instrumental in the founding of several biotechnology companies including Protein Design Labs, Inc. and COR Therapeutics, Inc. She worked for Robertson Stephens & Co. from 1983 through 1996, serving as a g General Partner and Managing Director. Dr. Behrens continued in her capacity as a General Partner for selected venture funds for RS Investments, an investment management and research firm, from 1996 through December 2009, after management led a buyout of that firm from Bank of America. While Dr. Behrens worked at RS Investments, from 1996 to 2002, she served as a Managing Director at the firm and, from 2003 to December 2009, she served as a consultant to the firm. From 1997 to 2005, she was a director of the Board on Science, Technology and Economic Policy for the National Research Council, and from 1993 to 2000 she was a Director, President, and Chairwoman of the National Venture Capital Association. Since December 2009, Dr. Behrens has worked as an independent life sciences consultant and investor. Dr. Behrens was a director of Amylin Pharmaceuticals, Inc. from June 2009 until Amylin’s sale in August 2012 to Bristol-Myers Squibb Company. Dr. Behrens also served as the President and Chief Executive Officer of KEW Group Inc., a private oncology services company, based in Cambridge, Massachusetts from January 2012 to July 2014. Dr. Behrens holds a B.S. in Biology and a Ph.D. in Microbiology from the University of California, Davis. Our nominating and corporate governance committee believes that Dr. Behrens’ significant experience in the financial services and biotechnology sectors, as well as in healthcare policy, qualifies her for service as a member of our Board.

Jean-Paul Kress, M.D., has served as a member of our Board since September 2015.  He also serves as a member of the nominating and corporate governance committee and the audit committee. He is the head of North America for Sanofi Genzyme Specialty Care Business Unit (Multiple Sclerosis, Oncology & Immunology). Prior to this appointment, Dr. Kress served as the

President and CEO of Sanofi Pasteur MSD, a European vaccine company. During his tenure with Sanofi Pasteur MSD, a joint venture between Sanofi Pasteur and Merck & Co. (known as MSD outside the United States and Canada), Dr. Kress was responsible for reshaping the organization to better meet the challenges of the rapidly changing vaccine industry, launching a number of new products, mobilizing the organization to focus on the most critical priorities, and working to provide a firm foundation for sustainable growth. A strong advocate for the socio-economic value of vaccination, Dr. Kress was actively involved in the development of health policy across the European Union with a focus on disease prevention. Prior to his work at Sanofi Pasteur MSD, Dr. Kress was Vice President and General Manager in France for Gilead, a major U.S.-based biopharmaceutical company specializing in therapeutics for life-threatening diseases such as HIV. Dr. Kress holds an M.D.from Faculté Necker-Enfants Malades, and is an alumnus of the prestigious Ecole Normale Supérieure, both of which are located in Paris, France. He also sits on the board of directors of CNE (the ENS Alumni association). Our nominating and corporate governance committee believes that Dr. Kress’s extensive commercial and organizational expertise, as well as his global experience and insights, qualifies him for service as a member of our Board.

Claude Nicaise, M.D., has served as a member of our Board since June 2015. He also serves as a member of our compensation committee and research and development committee. Dr. Nicaise is the owner of Clinical Regulatory Services, a company providing advice on clinical and regulatory matters to biotechnology companies. From 2008 to 2014, Dr. Nicaise was a Senior Vice President of Strategic Development and Global Regulatory Affairs at Alexion Pharmaceuticals. From 1983 to 2008, Dr. Nicaise served in various positions of increasing responsibility at Bristol-Myers Squibb, including the following senior management positions: Vice-President of Global Development, Vice-President Worldwide Regulatory Science and Strategy, and leadership positions in Oncology, Infectious Disease and NeuroScience Development. Dr. Nicaise holds an M.D. from the Universite libre de Bruxelles in Belgium. Our nominating and corporate governance committee believes that Dr. Nicaise’s significant experience in the pharmaceuticals sector, including in clinical and regulatory affairs, qualifies him for service as a member of our Board.

Family Relationships

There are no familial relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and Section 16 officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the SEC and NASDAQ. Such directors, officers, and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.

Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2015, our directors, Section 16 officers, and 10% stockholders complied with all Section 16(a) filing requirements applicable to them with the following exceptions: two late Form 4 filings on July 31, 2015 and January 25, 2016 disclosing additional vesting of the equity award granted to Dr. Kaye under his April 1, 2015 employment agreement and a late Form 3 and Form 4 filing on September 29, 2015 for Dr. Kress in connection with his appointment to the Board.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”). The Code of Conduct applies to all directors and employees, including all officers, managers and supervisors, and is intended to ensure full, fair, accurate, timely and understandable disclosures in our public documents and reports, compliance with applicable laws, prompt internal reporting of violations of these standards and accountability for adherence to standards. We have contracted with Ethicspoint to provide a method for employees and others to report violations of the Code of Conduct anonymously. A copy of the Code of Conduct is posted on our website at www.sarepta.com under “Investor Relations - Corporate Governance.” We also prohibit hedging and pledging transactions involving Company securities by our directors and Section 16 officers and have documented specific guidelines relating to these activities in our Procedures and Guidelines Governing Insider Trading and Tipping.

Audit Committee

The audit committee reviews with our independent registered public accounting firm the scope, results, and costs of the annual audit and our accounting policies and financial reporting. Our audit committee (i) has direct responsibility for the appointment, compensation, retention, and oversight of our independent registered public accounting firm, (ii) discusses with our auditors their independence from management, (iii) reviews the scope of the independent annual audit, (iv) establishes procedures for handling complaints regarding our accounting practices, (v) oversees the annual and quarterly financial reporting process, (vi) has authority to engage any independent advisors it deems necessary to carry out its duties, and (vii) has appropriate funding to engage any necessary outside advisors. A full description of the responsibilities and duties of the audit committee is contained in the audit committee charter. The current members of the audit committee are M. Kathleen Behrens, Ph.D. (Chairperson), Gil Price, M.D., Richard J. Barry and Jean-Paul Kress. The Board has determined that Dr. Behrens is an “audit committee financial expert” as that term is defined in Item 407(d) (5) of Regulation S-K promulgated by the SEC. The audit committee report will be included in the definitive proxy statement for our 2016 Annual Meeting to be filed later this year. The audit committee charter requires the audit committee to review and assess the charter’s adequacy annually.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Discussion and Analysis (CD&A) that follows is organized in four parts:

I.	2015 Compensation Program Overview and Factors That Influenced 2015 Named Executive Officer Compensation
II.	2015 Named Executive Officer Compensation
III.	Compensation Agreements for Named Executive Officers
IV.	2015 Board of Directors Compensation

Throughout this CD&A, individuals who served as our principal executive officers and principal financial officer during 2015, as well as the other individuals included in the Summary Compensation Table included herein, are referred to as the “named executive officers.” Our named executive officers for 2015 included the following individuals:

•	Edward M. Kaye, M.D., our Interim Chief Executive Officer (CEO) and, Senior Vice President, Chief Medical Officer
•	Sandesh Mahatme, our Senior Vice President, Chief Financial Officer
•	David Tyronne Howton, Jr., our Senior Vice President, General Counsel and Corporate Secretary
•	Jayant Aphale, Ph.D., our Senior Vice President, Technical Operations
•	Christopher Garabedian, our former Director, President and Chief Executive Officer

I. 2015 Compensation Program Overview and Factors That Influenced 2015 Named Executive Officer Compensation

CEO Succession

In 2015, Christopher Garabedian served as our President, Chief Executive Officer and as a member of our Board from January through March 31, when he resigned these positions.

Prior to departing, in February 2015, Mr. Garabedian, worked with the compensation committee to set 2015 compensation for our named executive officers including providing input into the 2015 corporate goals that were approved by the compensation committee. The 2015 compensation approved by the compensation committee for Mr. Garabedian prior to his resignation included a 2015 base salary of $603,000 and his 2015 bonus opportunity was targeted at 60% of base salary. These changes in compensation became effective on March 1, 2015, however, because Mr. Garabedian resigned on March 31, 2015. Amounts paid to Mr. Garabedian after his resignation in 2015 were made pursuant to the terms of the separation agreement that Mr. Garabedian entered into with the Company on March 31, 2015 which took into account Mr. Garabedian’s rights under his January 1, 2013 amended and restated employment agreement.

Mr. Garabedian’s separation agreement with the Company provided for certain benefits in exchange for a general release of claims against the Company and certain restrictive covenants, including non-disparagement and non-interference covenants.  Additionally, pursuant to the separation agreement, the Company retained Mr. Garabedian’s services as a consultant until June 1, 2016, unless the separation agreement is terminated earlier by either party.  Consistent with the terms of Mr. Garabedian’s 2013 amended and restated employment agreement, the separation agreement provides for:

•	12 months of base salary continuation;
•	no annual bonus compensation with respect to 2015;
•

accelerated vesting of 50% of each outstanding unvested equity award granted to Mr. Garabedian (excluding the performance-based grant dated June 4, 2013), with the remaining 50% of such unvested equity awards continuing to vest in accordance with their respective terms through June 1, 2016, after which all such unvested equity awards granted to Mr. Garabedian are forfeited;

•

with respect to the performance-based grant dated June 4, 2013 (the “Performance Award”), (i) on the resignation date, accelerated vesting of an additional 15,609 shares of our common stock of the earned Performance Award and (ii) all remaining shares of the Performance Award, to the extent not already vested, shall be immediately forfeited as of the resignation date;

•

rescission of 24,167 shares of our common stock under the non-qualified stock option granted to him on August 23, 2012 without further consideration (which cancellation shall be based first on the shares of our common stock to vest after the resignation date and the remainder from shares of our common stock deemed vested on or prior to the resignation date); and

•	until December 1, 2016, the ability to exercise vested stock options which either are vested as of the resignation date or become vested as set forth above.

Payments made to Mr. Garabedian in 2015 are described in the compensation tables included herein. In the remainder of this disclosure, we refer to Mr. Garabedian as our former CEO.

As noted, below, in connection with Mr. Garabedian’s resignation, Dr. Kaye, in addition to his ongoing role as our Chief Medical Officer, was appointed Interim CEO in April 2015. The terms of the employment agreement we entered into with Dr. Kaye in April 2015 in connection with his appointment as Interim CEO are summarized below. See “Employment Agreements with Named Executive Officers— Edward M. Kaye, M.D. — Interim Chief Executive Offıcer and, Senior Vice President, Chief Medical Offıcer.”  In the remainder of this disclosure we refer to Dr. Kaye as our Interim CEO.

The Compensation Committee

Our executive and Board compensation programs are administered by our compensation committee. The compensation committee is responsible for reviewing, assessing and approving all elements of compensation for our named executive officers. In addition, the compensation committee is directly responsible for establishing annual Company-wide performance goals. The compensation committee’s responsibilities related to executive compensation include, among other things: (i) evaluating the performance of our CEO and other named executive officers in light of the approved corporate goals’ (ii) setting the compensation of the CEO and other named executive officers based upon the evaluation of their performance’ and (iii) making recommendations to the Board with respect to new cash-based incentive compensation plans and equity-based compensation plans. The compensation committee is also responsible for assessing appropriate compensation programs for our b (Board), and for preparing an annual self-evaluation report of the compensation committee.

As of the date of this Amendment, the compensation committee is composed of three directors: William Goolsbee (Chairman), Claude Nicaise, M.D., and Gil Price, M.D.  Each member of the compensation committee is an “outside director” for purposes of Section 162(m) of the Code, a “non-employee director” for purposes of Exchange Act Rule 16b-3, and satisfies NASDAQ’s independence requirements. Other current and former directors who served as members of the compensation committee in 2015 include John Hodgman (who resigned his Board and committee positions effective on the date of the 2015 Annual Meeting), and M. Kathleen Behrens, Ph.D.

Overview of Sarepta’s Named Executive Officer Compensation Program

Objectives and Design

The objectives of our named executive officer compensation policies and programs are to attract and retain well-qualified senior executive management, to motivate their performance toward clearly defined goals and to align their long-term interests with those of our stockholders. In addition, our compensation committee believes that maintaining and improving the quality and skills of our management, and appropriately incentivizing their performance, are critical factors affecting our stockholders’ realization of long-term value. We intend for total compensation and each of its components, including base salary, incentive cash compensation, equity compensation and benefits to be competitive in the biopharmaceutical marketplace for suitable talent and in accordance with our short- and long-term goals. Remaining competitive is essential to attracting and retaining executive level employees during this critical stage where the Company must be poised to transition from a developmental Company to a potentially commercial Company. This transition not only requires an experienced executive team but also one that is able, willing, and properly incentivized to meet the higher demands required of them at our Company versus the effort that may be required of them at equivalent executive positions in more established and mature companies. The overall market for experienced management is highly competitive in the life sciences and biopharmaceutical industries and we face substantial competition in recruiting and retaining top professionals from companies ranging from large and established biopharmaceutical companies to entrepreneurial early stage companies. We expect competition for appropriate technical, commercial and management skills to remain strong for the foreseeable future.

To ensure competiveness of our compensation program without yielding to excessive compensation practices, our compensation committee works closely with an independent compensation consultant throughout the year. Peer group benchmarking data is one of the key factors considered by the compensation committee in setting named executive officer compensation levels and making other compensation decisions. While starting base salaries and our benefit programs are fixed, merit salary increases, actual cash incentive awards and annual equity grants are based on performance against strategic and operational goals.

Challenging Factors and Commitment to Pay for Performance

Our compensation committee has designed a named executive officer compensation program that takes into account and reflects the pre-commercial and development stage of the Company. Our stock price is very volatile and, in the past several years, stock price movement has been largely driven by regulatory developments with respect to our most advanced product candidate, eteplirsen, which is currently under review by the Food & Drug Administration (FDA) for marketing approval in the United States and has a Prescription Drug User Fee Act (PDUFA) action date of May 26, 2016. In recognition of stockholder focus on regulatory milestones, in 2015, as in recent years, the compensation committee set corporate goals and performance measures designed to recognize the Company’s regulatory progress, the preparations necessary for the potential commercialization of eteplirsen, and the advancement of other potential product candidates in its research and development pipeline.

Due to the unpredictability of the regulatory drug approval process, the timing and outcome of which are uncertain but binary to the success of the Company and its stockholder, and the need to make compensation decisions at a fixed point during the year, named executive officer compensation decisions may fall between important regulatory events that drive the movement of our stock price and therefore short and long-term stockholder value.  As a result, when making compensation decisions for our named executive officers, the compensation committee must take into consideration performance over the prior year for purposes of cash compensation as well as potential developments during the remainder of the year in connection with equity compensation. For instance, in February 2015, the compensation committee set annual named executive officer compensation levels within a few months of receiving feedback from the FDA that resulted in a delayed New Drug Application (NDA) submission for eteplirsen, which was followed by a 55% decline in our stock price on January 15, 2016, but only a few months before the NDA was successfully submitted by the Company in August of 2015 and ultimately filed by the FDA for review, which was followed by a 60% increase in our stock price on May 20, 2015.  The large swings in stock price and the resulting position of the Company when regulatory milestones are delayed or achieved can also result in the Company’s relative peer group changing multiple times during the year. Often, the peer group that is used for compensation decisions at a fixed point is no longer representative of the Company’s actual competitors a few months later.  This may lead to misalignment in our opinions and those of our stockholder regarding our compensation practices, if or to the extent that the stockholders analyzing our compensation program do not use the peer group used by the compensation committee at the time of making compensation decisions or if stockholders fail to take into account short term swings in stock value. The compensation committee carefully works with its independent compensation consultants to make sure it is using an updated accurate peer group when making compensation decisions.

In order to balance the challenges, uncertainty and potential impact of regulatory events, the compensation committee has granted our named executive officers a mix of performance-based and time-based equity awards with vesting across multiple years, both of which require named executive officer performance that drives our stock price up for them to be able to maximize the value of these awards. The annual time-based equity awards provide more certainty in our compensation structure given that factors that may not be entirely within our named executive officers’ control could terminate any possibility of performance-based awards from vesting in any given year, even if their high levels of performance builds long-term value for the Company For example, in 2013 the compensation committee approved performance-based awards that contemplated possible approval for eteplirsen in 2014, 2015 or 2016 with decreasing number of shares of our common stock that could become eligible for vesting year after year. In large part due to unexpected regulatory delays for our eteplirsen NDA, no additional portions of the 2013 performance-based grant became eligible for vesting in 2015. In September 2015, after the eteplirsen NDA was under review by the FDA, the compensation committee had more certainty around a potential eteplirsen approval timeline, and granted our named executive officers performance-based restricted stock awards, taking into account peer compensation data to set levels, with performance targets tied to obtaining FDA approval for eteplirsen in early 2016. Due to an unanticipated severe weather storm which required postponement of the planned January 26, 2016 FDA Advisory Committee meeting, and in consideration of an addendum the Company submitted to the FDA to address their concerns and comments on the eteplirsen NDA, the planned advisory committee meeting and PDUFA action dates for eteplirsen were extended by the FDA by three months thereby terminating any possibility of the September 2015 performance-based awards vesting.

Despite the challenges our compensation committee faces as described above, we believe that the components and pay mix of our 2015 named executive program strike the right balance to manage the Company’s compensation challenges while paying for performance that increases stockholder value. The majority of the total compensation paid to our named executive officers in 2015 was in the form of variable, or “at risk” compensation. For 2015, 88% of the target cash and equity-based compensation granted to Dr. Kaye, our Interim CEO, was comprised of at-risk or variable pay. Incentive cash bonus awards were a smaller component of the overall 2015 compensation provided to our named executive officers as we emphasize equity awards to better align the interests of our named executive officers with those of our stockholders. Key results for each of our 2015 corporate goals are summarized below. [See – Performance-Based Bonuses below. The 2015 pay mix for our Interim CEO, Dr. Kaye, and for our other named executive officers is shown in the following chart.

Working Through Challenging Factors with Stockholder Feedback

Through incorporation of stockholder feedback and applying our compensation philosophy and practices, we believe that our 2015 named executive compensation program takes into account the views of our stockholders. We recognize that the significant uncertainty of regulatory decisions and the timing of those decisions relative to compensation decisions have in past years resulted in misalignment between stockholder return and compensation practices and have reached out to our stockholders to discuss our executive compensation program. In particular, management discussed our compensation practices with stockholders, including stockholder that voted against the Company’s say-on-pay proposals, during the proxy process in 2014 and 2015 and, in the first quarter of this year, members of the Board also approached stockholders comprising approximately 32% of outstanding shares of our common stock to discuss our compensation practices.  While many of these stockholders were comfortable with our compensation practices in light of the uncertain nature and timing of the regulatory process, others provided feedback on areas of focus moving forward.

Based on stockholder feedback, the Company has made a series of changes to its compensation practices and policies over the past several years. We believe that these changes should address many of the concerns that resulted in approval of our executive compensation programs for 2014 and 2015 by only approximately 70% and 74%, respectively, of stockholders entitled to vote at our last two annual meetings. These changes are listed below.

•

Notably, the Company has reduced CEO compensation in each of the last three years to better accommodate the volatility in stockholder return resulting from an uncertain regulatory process, and for 2015 modified its peer group to closely align with the Company’s current value and size.

•

Further, unlike in 2014 when the Company only granted time-based awards due to the outstanding 2013 performance awards, in 2015, the compensation committee granted performance-based awards to more closely align the interests of our named executive officers with near term stockholder returns resulting from binary regulatory decisions.  Similar performance-based grants were also granted in 2016, in each case reflecting significant value drivers for stockholders such as regulatory achievements, preparedness for a potential commercial launch, and diversifying the Company’s pipeline.  While the use of performance-based awards aligns compensation with near term stockholder returns, stockholders have also recognized that the uncertain nature of the regulatory process requires the Company to balance the achievement or expected achievement of near term value drivers, such as key milestones in the regulatory process, with longer term incentives that must be flexible enough to accommodate either future unknown regulatory developments or more traditional post-commercial goals aligned with company financial performance and execution.   It is for this reason, and as a retention mechanism, that the Company continues to use time-based options as part of its compensation program for named executive officers.

•

In addition, the Company has sought to establish goals that balance achievements that confer value to stockholders over the course of the year (e.g., the achievement of regulatory milestones) with other efforts that are designed to provide the basis for longer term positive return to stockholders (e.g., enhancing the pipeline and building necessary corporate infrastructure).

•

Lastly, the Company has put in place other components it believes reflect responsible pay practices such as a clawback policy, stock ownership requirements for directors and officers and a prohibition against certain tax gross ups for company named executive officers.  The tables below provide a high level summary of our 2015 compensation program as well as our compensation policies and practices.

2015 NEO Compensation Program Components		2015 NEO Compensation Highlights
Fixed	Base Salary	3-4% merit increases provided to all named executive officers
	CEO Restricted Stock Award	One time grant provided to Dr. Kaye under his April 2015 employment agreement.
Variable/ Performance-Based	Bonus

    Paid to in cash (75%) and Restricted Stock Awards (RSAs) with 6 month vesting period (25%) based on achievement of the 2015 corporate goals and functional objectives set by the compensation committee for 2015. CEO bonus was based entirely on achievement on 2015 corporate goals.

	Annual Equity Grant	Granted in February 2015 in the form of time-based options with four year vesting periods.
Performance-based Awards

September 2015 RSAs granted with 2 year vesting period triggered if commercialization of eteplirsen was achieved in first quarter of 2016. Because eteplirsen did not receive marketing approval by the required dates, these awards will never vest and have been cancelled.

No additional percentages of the 2013 performance-based equity awards were triggered for vesting in 2015 because the Company did not achieve the required performance milestones for 2015.

Snapshot of Current Key Executive Compensation Practices and Policies
	Yes	No
Performance-based equity grants	✓
Stock Ownership Guidelines	✓
Annual Stockholder Say on Pay vote	✓
Annual Compensation Risk Assessment	✓
Robust Claw back Policy	✓
Independent Compensation Consultant	✓
Company and Board Communications with Stockholders regarding Company compensation practices	✓

Change in control accelerated vesting rights for our named

executive officers are subject to a double trigger (a change in control must occur and the executive must be terminated without cause or resign for good reason).

✓
Prohibition on Hedging or Pledging of Company Stock	✓
Prohibition on Tax Gross Ups for Relocation and Temporary Housing Expenses	✓
Employment Contract for CEO position only	✓
Practice of Not Paying Excess Perquisites	✓

II.2015 Named Executive Officer Compensation

Detailed Analysis of 2015 Executive Compensation Program

Competitive Market Review for 2015

In setting the 2015 base salaries, cash bonus opportunities and equity grants for our named executive officers, our compensation committee relied on the following peer group prepared by Compensia, and approved by the compensation committee in January 2015:

• Acceleron Pharma, Inc.	• Infinity Pharmaceuticals, Inc.

• Aegerion Pharmaceuticals, Inc.	• Lexicon Pharmaceuticals, Inc.

• AMAG Pharmaceuticals, Inc.	• MannKind Corporation

• Arena Pharmaceuticals, Inc.	• Neurocrine Biosciences, Inc.

• ARIAD Pharmaceuticals, Inc.	• Raptor Pharmaceutical Corp.

• Celldex Therapeutics, Inc.	• Regulus Therapeutics Inc.

• Dyax Corp.	• Rigel Pharmaceuticals, Inc.

• Dynavax Technologies	• Synageva BioPharma Corp.

• Exelixis	• Synta Pharmaceuticals Corp.

• ImmunoGen, Inc.

Based on the approved January 2015 peer group, Compensia prepared a formal executive compensation assessment that included publicly-available proxy information and certain non-public information for third party executive compensation for the compensation committee’s consideration. In analyzing and setting our executive compensation program for 2015, the compensation committee compared certain aspects of our named executive officer compensation, including base salary, target bonus, long-term equity incentives and total direct compensation, to the compensation levels provided by our peer group as part of this assessment. Based on the results of the peer group compensation assessment, we determined that compensation levels for our named executive officers in 2015 generally reflected market competitive ranges. The compensation committee reviewed and took into consideration peer group data and benchmarking information to determine Dr. Kaye’s compensation package as Interim CEO in March of 2015.

Given among other factors, the regulatory milestones successfully completed by the Company in 2015 and the impact on the Company’s stock price, in November 2015, the compensation committee adjusted its peer group to consist of the following companies:

• ACADIA Pharmaceuticals	• ImmunoGen

• Alnylam Pharmaceuticals	• Ironwood Pharmaceuticals

• AMAG Pharmaceuticals	• Lexicon Pharmaceuticals

• Amicus Therapeutics	• MannKind

• Arena Pharmaceuticals	• Merrimack Pharmaceuticals

• Ariad Pharmaceuticals	• Momenta Pharmaceuticals

• Celldex Therapeutics	• Neurocrine Biosciences

• Clovis Oncology	• PTC Therapeutics

• Dyax	• Repligen

• Exelixis	• Tesaro

• Halozyme Therapeutics

Base Salaries

The base salaries of our named executive officers are reviewed as part of an annual compensation review cycle. We also assess salaries at the time of hire, promotion or other change in responsibilities. In establishing and adjusting executive salaries, the compensation committee considers information regarding base salaries paid by companies of comparable size in the biopharmaceutical industry, other data from its compensation consultant, the individual performance, position and tenure of the executive officer and internal comparability considerations. The compensation committee determined that these base salaries were appropriate in light of our compensation philosophy and the competitive pressures for attracting and retaining talent.

The base salary levels for 2015 and 2014 for our named executive officers are summarized in the table below. The 2015 salary figures in the table represent the base salaries of our named executive officers, Salary increases were approved by our compensation committee (i) in February 2015,became effective on March 1, 2015 and (ii) in April 2015 in connection with Dr. Kaye’s employment agreement which became effective April 1, 2015.

Name	Title	Salary 2015	Salary 2014	$ Change	% Change
Edward M. Kaye, M.D.	Interim Chief Executive Officer and, Senior Vice President, Chief Medical Officer	$525,000	$399,017	$125,983	31.6%
Sandesh Mahatme	Senior Vice President, Chief Financial Officer	$459,252	$443,722	$15,530	3.5%
David Tyronne Howton, Jr.	Senior Vice President, General Counsel and Corporate Secretary	$407,176	$393,407	$13,769	3.5%
Jayant Aphale, Ph.D.	Senior Vice President, Technical Operations	$346,854	$335,936	$10,918	3.3%
Christopher Garabedian	Former President and Chief Executive Officer	$624,312	$603,200	$21,112	3.5%

In February 2016, the compensation committee determined that it was in the best interests of the Company and its stockholders to defer decisions on 2016 merit increases in base salary and promotions/adjustments for our named executive officers pending the FDA’s decision on the eteplirsen NDA.

The advisory committee meeting for the eteplirsen NDA was held on April 25, 2016 and on the same day we announced the voting results. The FDA is not bound by the advisory committee's recommendation but takes its advice into consideration when reviewing New Drug and Biologic License Applications in general. The PDUFA action date for completion of FDA review of eteplirsen is May 26, 2016.

The advisory committee voted 6-7 against the finding of substantial evidence from adequate and well-controlled studies that show that eteplirsen induces production of dystrophin to a level that is reasonably likely to predict clinical benefit (FDA Question #2). The advisory committee voted 3-77, with three abstentions, against finding substantial evidence based on the clinical results of the single historically controlled study (Study 201/202) that eteplirsen is effective for treatment of DMD (FDA Question #7). In three additional voting questions, the panel voted 5- 7, with one abstention, against whether decisions to administer the 6-minute walk test (vs. conclusions that the patient could no longer walk) were sufficiently objective and free of bias and subjective decision-making by patients, their caregivers, and/or health care professionals to allow for a valid comparison between patients in Study 201/202 and an external control group (FDA Question #4). The panel voted on the impact of the North Star Ambulatory Assessment, with one panel member voting that it strengthened the persuasiveness of the findings in Study 201/202, with five voting that it weakened the persuasiveness, and seven voting that it had no effect (FDA Question #5). The panel also voted on the impact of the other tests of physical performance (e.g., rise time, 10-meter run/walk) on the persuasiveness of the findings in Study 201/202, with the result of one panel member voting that they strengthened the persuasiveness, two voting that they weakened the persuasiveness and ten voting that they had no effect (FDA Question # 6).

Performance-Based Bonuses

In 2015, the compensation committee, with input from our former CEO, our Interim CEO and the Board, established overall corporate goals and functional objectives against which the performance of our named executive officers would be measured for purposes of determining their 2015 bonus payments. In establishing the 2015 corporate goals and functional objectives, the compensation committee took into account the Company’s positioning and determined that the corporate goals and functional objectives for 2015 should contribute towards the achievement of the next milestones the Company should reach to build value to stockholders including commercializing eteplirsen, and diversifying its pipeline outside of DMD. Although our corporate goals and functional objectives are intended to be achievable with significant effort, we do not expect that every goal will be actually attained in any given year. The 2015 cash bonus for Dr. Kaye as Interim CEO was targeted at 60% of base salary, with a maximum payout of 150% of base salary. For the rest of our named executive officers, 2015 bonuses were targeted at 40% of their respective base salaries, with a maximum payout of 150% of total target bonus.

The compensation committee received reports from and discussed with management the work that was done by the Company towards each corporate goal to determine levels of achievements. The same process was followed to determine achievement of each named executive officers’ functional objectives.  In recognition of the complexity and substantial efforts required of the Company to promptly respond to FDA requests relating to the eteplirsen NDA, including through the submission of two addendums to the eteplirsen NDA to address these requests, the compensation committee determined that the corporate goals listed as 1(d) and 1(f) below were achieved at 110% and 1(e) at 105%. Total achievement of the corporate goals was determined to be at 96.6% of target and therefore, Dr. Kaye and our compensation committee recommended to the Board an aggregate bonus payout at 90% for all employees, including our named executive officers.

The table below sets forth our 2015 five primary corporate performance goals weighting of each goal, and achievement levels determined by the compensation committee.

2015 Corporate Goals	Target Bonus Weighting	Achieved Performance as a % of Goal	Resulting Score
1.Advance eteplirsen & DMD product candidates towards potential approval	50%	98%	49.1%
a. Complete enrollment for Eteplirsen studies 301, 204 and 203	10%	88%	8.8%
b. Complete enrollment for SRP-4053 in EU	5%	100%	5%
c. Initiate enrollment and dosing in confirmatory study in US with SRP-4045 and SRP-4053	5%	50%	2.5%
d. Collect and compile all data requested by FDA in connection with an NDA submission	5%	110%	5.5%
e. Complete 4th biopsy and complete dystrophin related analysis utilizing methodologies appropriate to support an NDA submission.	5%	105%	5.25%
f. Submit NDA (if FDA supports)	20%	110%	22%
2.Grow pipeline outside of DMD	15%	83%	12.5%
a. Identify two new drug candidates for preclinical development (either through internal discovery or external sources)	5%	50%	2.5%
b. Establish three new collaborations outside of exon-skipping DMD candidates	5%	100%	5%
c. Select at least one new proprietary chemistry to enable preclinical testing of new drug candidates	5%	100%	5%

3.Enhance supply chain to support expanded clinical and potential commercial needs	10%	100%	10%
4. Achieve Company-wide commercial launch readiness by January 1, 2016	20%	100%	20%
5.Maintain financial and corporate integrity	5%	100%	5%
a. Successfully manage cash and budget in accordance with Company achievement	5%	100%	5%
TOTAL	100%		96.6%

All of our named executive officers achieved 100% of their functional objectives. The 2015 functional objectives for Dr. Aphale related to ensuring adequate drug supply for clinical and potential commercial demands as well as management of technology transfers, scale-up, risk, vendor and manufacturer onboarding and commercial readiness and internal team development. The 2015 functional objectives for Mr. Howton related to establishing necessary legal structure, systems, and contracts needed across all departments of the Company for a commercial launch, including developing a compliance program and related employee training as well as managing litigation for the Company. Mr. Mahatme’s 2015 functional objectives related to ensuring cash balance and maintaining financial integrity of the Company to support the short- and long-term corporate vision, evolving and managing the long range financial plan, securing IT network infrastructure and building and supporting systems required for a commercial launch.  Mr. Mahatme also successfully led the effort to close a $40 million debt facility and a $127 million public offering of our common stock in 2015 which were key to fund the Company’s activities. Given that Dr. Kaye served as Interim CEO for the majority of 2015, his 2015 bonus was 100% dependent on the achievement of corporate goals. Dr. Kaye also led the efforts to have Sarepta’s eteplirsen NDA submission filed by the FDA, Sarepta’s responses to FDA requests, and advancement of our clinical and research programs all which were key to the achievement of the corporate goals. For named executive officers, other thank our Interim CEO, 75% of their bonuses were dependent on the achievement of 2015 corporate goals and 25% were dependent on achievement of their functional objects. 2015 bonus payout amounts were paid to our named executive officers in 2016 as follows: 75% in cash and 25% in restricted stock awards, valued at fair market value on the date of grant and vesting on the six-month anniversary of the date of grant.

The following table shows, for each of our named executive officers, the aggregate dollar value of the bonuses awarded for 2015 and 2014 corporate and individual performance achievements:

Name	Title	Bonus 2015 (1)	Bonus 2014 (2)	$ Change	% Change
Edward M. Kaye, M.D.	Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer	$249,704	$131,676	$118,028	89.6%
Sandesh Mahatme	Senior Vice President, Chief Financial Officer	$165,331	$150,865	$14,466	9.6%
David Tyronne Howton, Jr.	Senior Vice President, General Counsel and Corporate Secretary	$146,583	$133,758	$12,825	9.6%
Jayant Aphale, Ph.D.	Senior Vice President, Technical Operations	$124,867	$110,859	$14,008	12.6%
Christopher Garabedian (3)	Former President and Chief Executive Officer	—	$289,536	NA	NA

(1)

The 2015 bonus figure reflects a total annual bonus earned with respect to 2015 performance and paid in February 2016 as follows: 75% in cash and 25% in restricted stock vesting on the six-month anniversary of the date of grant, subject to continued employment. The following table summarizes the 2015 bonus payments to our named executive officers:

	2015 Bonus Paid in Cash	2015 Bonus Paid in Restricted Stock Awards
Edward M. Kaye, M.D.	$187,278	$62,426
Sandesh Mahatme	$123,998	$41,333
David Tyronne Howton, Jr.	$109,937	$36,646
Jayant Aphale, Ph.D.	$93,650	$31,217
(2)	The 2014 bonus figure reflects a cash bonus received in March 2015.
(3)	In accordance with the terms of his separation agreement, Mr. Garabedian did not receive a bonus with respect to 2015.

Equity Incentive Plan Compensation

2015 Time-based stock options

In February 2015, the compensation committee granted our named executive officers time-based stock options under our Amended and Restated 2011 Equity Incentive Plan (“Restated Plan”), with a four-year vesting schedule. These options, disclosed below, will vest as follows: 25% of the shares of our common stock underlying such options vested on February 29, 2016 and 1⁄48th of the total shares of our common stock underlying such options will vest on each monthly anniversary thereafter, such that the option will be fully vested on February 28, 2019, subject to the named executive officer continuing to provide services through each such vesting date. The time-based equity compensation granted to our named executive officers under our Restated Plan in 2015 was as follows:

Name	Title	Time-based stock options granted in 2015(1)
Edward M. Kaye, M.D.	Interim Chief Executive Officer and, Senior Vice President, Chief Medical Officer	163,000
Sandesh Mahatme	Senior Vice President, Chief Financial Officer	126,000
David Tyronne Howton, Jr.	Senior Vice President, General Counsel and Corporate Secretary	86,000
Jayant Aphale, Ph.D.	Senior Vice President, Technical Operations	83,000
Christopher Garabedian	Former President and Chief Executive Officer	373,000

(1)	The exercise price for the time-based stock options granted in 2015 for our named executive officers is $13.90.

In determining the shares of our common stock awarded to each named executive officer pursuant to equity awards, the compensation committee generally took into account each named executive officer’s responsibilities, relative position in the Company, past grants, the total number of vested and unvested equity incentives held by each named executive officer, and approximate grants in terms of value and percent of outstanding equity granted to individuals in similar positions in our peer group companies and other companies of comparable size in the biopharmaceutical industry. In addition, the compensation committee considered the individual performance and contribution of each named executive officer, its own subjective assessment of market conditions, its ability to retain the individual named executive officer, and the goal of increasing the value of the Company. The compensation committee further considered the size of the grants in the context of the total annual equity budget for the Company and the Company’s strong performance at the time of the grant.

Dr. Kaye’s equity compensation in 2015 was designed to increase his equity ownership to further align his interests with those of our stockholders and have the equity portion of his compensation be more in line with that of the Chief Executive Officers in the Company’s peer group.

Performance-based Restricted Stock Awards

In connection with Dr. Kaye’s appointment as Interim CEO, under his April 2015 employment agreement, the compensation committee granted Dr. Kaye a special grant of 110,783 shares of restricted stock, which vests in twelve substantially equal quarterly installments on each three-month anniversary of the grant date.

Additionally, in September 2015, all named executive officers received restricted stock awards that would vest within a two year period (i) at target level if eteplirsen were to be approved for marketing in the United States by the FDA on or before the February PDUFA date with a broad label free of a black box warning and if its first commercial product was shipped in the United States in 2016 or (ii) at maximum level if eteplirsen were to be approved  on or before January 27, 2016 with a broad label free of a black box warning and if its first commercial product was shipped in the United States in 2016. Because eteplirsen did not receive marketing approval by the required dates, these awards have been cancelled and will never vest.

2013 Performance-Based Option Awards

As noted in our 2014 annual meeting proxy statement, on June 4, 2013, the compensation committee granted our named executive officers performance-based options. Different percentages of these 2013 performance-based options become eligible for time-based vesting as the performance milestones for these options are achieved by the Company within the stated specified periods. If a milestone is achieved, then the number of options associated with meeting that milestone within the specified time-frame, becomes eligible for time-based vesting over a four-year period running from the date of the grant, with 25% of the options deemed to have vested on June 4, 2014 and 1⁄48th of the total performance-based options granted vesting on a monthly basis over the remaining months until the options tied to that achieved milestone are fully vested, assuming the named executive officer’s continued service to the Company during each vesting period. Vesting may be additive based on the achievement of both FDA approval of eteplirsen and the new investigational new drugs, (“INDs”) filing milestones, but no more than 100% of the shares subject to the 2013 performance–based options will be eligible to vest at any time. The performance milestones and associated eligibility for time-based vesting of these 2013 performance-based options are as follows:

1.	FDA Approval of eteplirsen:
a.	If achieved during 2014: 100% of performance-based stock options granted will become eligible for time-based vesting
b.	If achieved during 2015: 75% of performance-based stock options granted will become eligible for time-based vesting
c.	If achieved during 2016: 50% of performance-based stock options granted will become eligible for time-based vesting
2.	IND Filings:
a.	If three new INDs are filed:
•	during 2014: 40% of performance-based stock options granted will become eligible for time-based vesting
•	during 2015: 20% of performance-based stock options granted will become eligible for time-based vesting
b.	If two new INDs are filed:
•	during 2014: 30% of performance-based stock options granted will become eligible for time-based vesting
•	during 2015: 15% of performance-based stock options granted will become eligible for time-based vesting
c.	If one new IND is filed:
•	during 2014: 20% of performance-based stock options granted will become eligible for time-based vesting
•	during 2015: 10% of performance-based stock options granted will become eligible for time-based vesting

The Company filed two INDs in 2014 for product candidates targeting exons 45 and 53, thereby meeting a milestone that made 30% of the performance-based options granted in 2013 to our named executive officers eligible for time-based vesting. The 2013 performance-based options that became eligible for time-based vesting in 2014 will vest over a four-year period commencing with the grant date of June 2013 and will become fully vested in June 2017. No additional milestones required under the terms of the 2013 performance awards were reached in 2015 and therefore no additional portions of the 2013-performance awards became eligible for vesting in 2015.

2016 Equity Compensation

In recognition of some of the stockholder of our common stock feedback received by management and our Board to increase the performance-based component of our named executive officer compensation program, in February 2016, the compensation committee granted our named executive officers annual stock option awards under our Restated Plan that consist of one-half time-vested stock options, and one-half performance-based stock options. The time-based stock options granted to our named executive officers in 2016 will vest as follows: 25% of the shares of our common stock underlying such options vested on February 28, 2017 and 1⁄48th of the total shares of our common stock underlying such options will vest on each monthly anniversary thereafter, such that the option will be fully vested on February 29, 2020, subject to the named executive officer continuing to provide services through each such vesting date.

Different percentages of these 2016 performance-based options become eligible for time-based vesting as the performance milestones for these options are achieved by the Company within the stated specified periods.  Half of the options begin vesting in the event the FDA provides marketing approval for eteplirsen as of the applicable PDUFA date and the other half of the options begin vesting in the event we file a Marketing Authorization Application with the European Medicines Agency (EMEA) prior to December 31, 2016. Vesting of the options allocated to the achievement of each goal is as follows: (i) 50% of the options allocated to the achieved goal vests immediately upon achievement of the performance condition (25% of the total Performance-Based Options granted) and (ii) the remaining 50% of the options allocated to the achieved goal (25% of the total Performance-Based Options granted) vests over four years with 25% of these remaining options vesting on the first year anniversary of the grant date and 1/48th of these remaining options vesting monthly thereafter.

The time-based and performance-based stock options to our named executive officers under our Restated Plan in 2016 was as follows:

Name	Title	Performance-based stock options granted in 2016 (1)	Time-based stock options granted in 2016 (1)
Edward M. Kaye, M.D.	Interim Chief Executive Officer and, Senior Vice President, Chief Medical Officer	100,000	100,000
Sandesh Mahatme	Senior Vice President, Chief Financial Officer	37,500	37,500
David Tyronne Howton, Jr.	Senior Vice President, General Counsel and Corporate Secretary	30,000	30,000
Jayant Aphale, Ph.D.	Senior Vice President, Technical Operations	15,000	15,000

(1) The exercise price for these stock options granted in 2016 for our named executive officers is $13.71.

Section 401(k) Plan

Our Section 401(k) plan (the “401(k) Plan”) is a defined contribution profit sharing plan with a 401(k) option. The plan year is January 1 to December 31, and the 401(k) Plan was adopted on November 1, 1992. For 2015, our named executive officers received a 401(k) contribution match of dollar-for-dollar on the first 4% of eligible compensation of their 401(k) Plan contribution, subject to the maximum amount permitted by law.

Additional Benefits

We provide a limited number of additional benefits to our named executive officers to permit them to be accessible to the business as required and to ensure increased effectiveness, delivery and performance by residing in closer proximity to the Company’s headquarters in Cambridge, Massachusetts. As such, we agreed to provide reimbursement of reasonable relocation and temporary housing expenses, including monthly rent and parking expenses, incurred in connection with relocating to the Cambridge, Massachusetts area for each of Messrs. Mahatme, and Dr. Aphale, as well as a tax gross-up for relocation assistance. In 2015, under amendments to his relocation offer letter terms approved by the compensation committee in 2014, Mr. Mahatme was paid $30,684, plus tax gross-up, toward relocation and temporary housing expenses in Massachusetts. In 2015, Dr. Aphale was paid $29,269, plus tax gross-up, toward relocation and temporary housing expenses in Massachusetts. For additional details regarding each of these named executive officers’ relocation amounts paid in 2015, please refer to the Summary Compensation Table.

Notwithstanding their employment arrangements or past practice, in January 2016, the compensation committee approved a policy under which the Company will not provide further tax gross-ups for relocation and temporary housing expenses to our named executive officers going forward.

We also provide our named executive officers with additional coverage under our group basic life insurance and AD&D plans, in the amount of 2.5 times basic annual salary, up to a maximum of $1.2 million. In addition, provide Mr. Mahatme with reimbursement for an individually-purchased life insurance policy for an additional $500,000 in coverage. Under our group long term disability policy, all regular-status full- and part-time employees, including our named executive officers, are provided with disability in the case of long term disability, up to a maximum of $15,000 per month and subject to specific plan and provider requirements. Since employees earning annual base salaries of over $300,000 fall short of the monthly maximum provided under group long-term disability policy, the Company establishes individual supplemental long term disability policies for these employees, and pays for the associated costs. All of our named executive officers are, therefore, eligible for and set up for such individual supplemental long term disability policies and are provided with coverage in $5,000 increments up to the maximum monthly coverage as defined in our group long-term disability policy.

Severance/Termination Protection

General terms of employment, including compensation and benefits payable upon termination of employment are set forth in offer letters, change in control agreements, or otherwise agreed-upon arrangements between the named executive officer, the Company and the compensation committee. The compensation committee sets such compensation and benefits in order to be competitive in the hiring and retention of employees, including named executive officers. Additionally we entered into an employment agreement with Dr. Kaye in 2015 in connection with his appointment as Interim CEO. We previously had an employment agreement with Dr. Aphale which has expired. See – “III. Compensation Agreements for Named Executive Officers.” All arrangements with the named executive officers and the potential payments that each of the named executive officers would have received in the event of termination of such executive’s employment, are described in “Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers” and “Potential Payments Upon Termination or a Change in Control” included under “III. Compensation Agreements for Named Executive Officers”.

Other Factors that Impact or Influence Sarepta’s Named Executive Officer Compensation Program

New Policies Adopted in 2016

In response to some of the feedback that management and the Board have received in the past two years from stockholders we have adopted stock ownership guidelines a clawback policy the terms of which are summarized below.

Stock Ownership Guidelines

In April 2016, in order to encourage equity ownership by its executive officers and non-employee directors, we adopted stock ownership guidelines for non-employee directors and executive officers.  The purpose of the stock ownership guidelines is to enhance the linkage between the interests of the stockholders of the Company and the executive officers and non-employee directors of the Company through a minimum level of stock ownership while mitigating the potential of excessive risk-taking. The stock ownership guidelines generally require each executive officer and non-employee director of the Company to reach a minimum level of target ownership of common stock of the Company within a specified period from becoming subject to the stock ownership guidelines, and to maintain such level for so long as the stock ownership guidelines apply.

Generally, each non-employee director and executive officer has five years to attain their respective stock ownership target.  Non-employee directors are generally required to own stock in an amount equal to three times their annual cash retainer.  Executive officers are generally required to own stock in an amount equal to one times their base salary, with the exception of the Chief Executive Officer, who is required to own stock in an amount equal to three times his base salary.

Compensation Clawback Policy

In April 2016, we adopted a compensation clawback policy, which provides for the recoupment of certain compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws.  The policy applies to the Company’s current and former executive officers, as well as other covered individuals, as determined by the Board.  Compensation that is granted, earned or vested based wholly on the attainment of a financial goal (not an operational goal or subject to time-based vesting) is subject to recoupment.  In the event the Company is required to prepare an accounting restatement of its previously-issued financial statements due to material noncompliance with any financial reporting requirement under the securities laws (i.e., to correct one or more material errors) and such restatement is a result of misconduct, the Company will recoup the excess incentive compensation that was based on the erroneous data from each individual subject to the clawback policy.  If the Company is required to prepare an accounting restatement, the Company will recoup from each covered individual all excess incentive compensation received by such covered individual during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement.

Total Stockholder Returns

Our one-year Total Stockholder Returns (TSR) of 166.6%, is significantly higher than that of the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and our three-year TSR of 49.5%, through December 31, 2015, support our pay-for-performance compensation strategy in 2015 and our focus on drivers for compensation that build short and long-term value.

The market prices for securities of small to mid-cap biotechnology companies, including our stock, have been historically volatile. For example, during 2015, our stock traded from a low of $11.33 per share to a high of $41.97 per share. The stock market has also experienced extreme price and volume fluctuations that have often been unrelated, or disproportionate to, the operating performance of individual companies. Since many biotechnology companies require continued financings to advance their research and clinical programs, the stock price sometimes experiences volatility in anticipation of dilutive financing events despite the advancement of research and clinical programs. Although our compensation committee takes into consideration the short and long term performance of our stock, due to volatility factors such as those discussed above, and factors outside of the control of the Company, our compensation committee takes into account other factors that support both short and long-term creation of value for the Company and its stockholders discussed below.

Compensation Philosophy

The following executive compensation principles form the basis of the Company’s compensation philosophy and guided the compensation committee during 2015 in fulfilling its roles and responsibilities:

•	compensation levels and opportunities should be sufficiently competitive to facilitate recruitment and retention of experienced executives in our highly competitive talent market;
•

compensation should reinforce our business strategy by integrating and communicating key metrics and operational performance objectives and by emphasizing at risk short- and long-term incentives in the total compensation mix;

•

compensation programs should align executives’ long-term financial interests with those of the stockholders by providing equity-based incentives without incentivizing the executives to take inappropriate risks in order to enhance their individual compensation;

•	executives with comparable levels of responsibility should be compensated comparably; and
•	compensation should be transparent and easily understandable to both our executives and our stockholders.

Compensation Program Design

The compensation committee believes that maintaining and improving the quality and skills of our management and appropriately incentivizing their performance are critical factors affecting our stockholders’ realization of long-term value. We intend for the total compensation and each of its components, including base salary, incentive cash compensation, equity compensation and benefits to remain competitive in the biopharmaceutical marketplace for suitable talent and in accordance with our short- and long-term goals.

While fixed compensation, such as base salary and benefits, are primarily designed to be competitive in the biopharmaceutical marketplace for employees, incentive compensation is designed to be primarily merit-based and to reward strategic and operational achievements. Historically, actual incentive compensation for the named executive officers other than the Chief Executive Officer has been a function of the achievement of defined and agreed upon corporate goals and functional objectives. With respect to our Chief Executive Officer, 100% of the goals are tied to corporate objectives to reflect the fact that our Chief Executive Officer makes strategic decisions that influence us as a whole and thus, it is more appropriate to reward performance against corporate objectives.

The at-risk component of the compensation package for each named executive officer, which includes a target bonus and long-term equity incentives, is typically determined (in whole or in part) on the basis of achievement of pre-established corporate goals and functional objectives. In determining the 2015 equity awards of our named executive officers, the compensation committee took into account (i) the short and long-term value to stockholder being built by the Company as indicated by its TSRs, (ii) the competitive annual market values for each individual executive, (iii) the achievement of corporate goals and functional objectives, (iv) the amount of vested and unvested equity awards held by a named executive officer at the time of grant and (v) market factors that require the Company to remain competitive in its compensation package in order to attract and retain qualified individuals.

Role of Chief Executive Officer

Historically, our Chief Executive Officer plays a pivotal role in determining executive compensation, other than with respect to his own compensation. No less than annually, our Chief Executive Officer assesses the performance of the named executive officers other than himself. Following such assessments, our Chief Executive Officer recommends to the compensation committee a base salary, performance-based bonus and a grant of stock options for each named executive officer other than himself. The compensation committee considers the information provided by the Chief Executive Officer, together with other information available to the compensation committee, and determines the compensation for each named executive officer.

Role of Compensation Consultant

The compensation committee engaged its own independent third-party compensation consultants, Compensia, which provided services in the first half of 2015 and Radford, which provided services in the second half of 2015, to assist the compensation committee with its 2015 compensation review, analysis and actions. Compensia and Radford’s services generally included:

•	identifying an updated market framework (including a peer group of companies) for formal compensation benchmarking purposes;
•	gathering data on our executive officer cash and equity compensation relative to competitive market practices; and
•	developing a market-based framework for potential changes to our compensation program for the compensation committee’s review and input.

After review and consultation with Compensia and Radford, our compensation committee determined that Compensia and Radford are independent, and that there is no conflict of interest resulting from retaining Compensia and Radford during fiscal year 2015. In reaching these conclusions, our compensation committee considered the factors set forth in the SEC rules and the NASDAQ listing standards.

Additional information regarding the services provided by Compensia and Radford is discussed below in greater detail. Other than services provided to our compensation committee, Compensia and Radford did not perform any other work for us in 2015.

Setting Executive Compensation and Determining the Overall Mix of Compensation

The compensation committee believes that the total compensation package provided to our named executive officers, which combines both short and long-term incentives including equity components that are mostly at risk, (i) is competitive without being excessive, (ii) is at an appropriate level to assure the retention and motivation of highly skilled and experienced leadership, (iii) is attractive to any additional talent that might be needed in a rapidly changing competitive landscape, (iv) avoids creating incentives for inappropriate risk-taking by the named executive officers that might be in their own self-interests, but might not necessarily be in the best short- and long-term interests of our stockholders, and (v) provides the appropriate incentives to our executives to create long-term organizational and stockholder value by incorporating and aligning the value of performance equity awards made to our executive officers tied to achievements made that contribute to strategic Company objectives focused on regulatory and clinical developments.

As a general proposition, in setting compensation for the named executive officers, including the Chief Executive Officer, the compensation committee considers a number of factors, including analyses of compensation of our peers and other companies in the biopharmaceutical industry, analyses of reports from compensation consultants, the satisfaction of (or failure to satisfy) previously-developed performance measurements for the named executive officers and the Company, and the value and size of the total vested and unvested equity grants owned by the named executive officers.

The compensation committee does not have a pre-established policy for allocating total compensation between cash and non-cash compensation, between long-term and currently paid-out compensation, or between fixed and variable compensation. Rather, based on competitive market assessments and benchmarks, reports of compensation consultants, as well as the compensation committee’s review of existing outstanding equity incentives on an individual named executive officer basis, the compensation committee determines the appropriate level and mix of total compensation, keeping in mind our compensation philosophy.

As noted above, however, we faced unique challenges in 2015 and to-date in 2016 with respect to our executive compensation program in light of our Chief Executive Officer transition and given that 2015 was an extraordinarily demanding year for our named executive officers as a result of the regulatory and other challenges the Company faced in 2015 in the process of trying to commercialize its first product in the United States.

Tax and Accounting Implications of the Executive Compensation Program

We generally will be entitled to a tax deduction in connection with compensation paid to our named executive officers at the time the named executive officer recognizes such compensation. Special rules limit the deductibility of compensation paid to our Chief Executive Officer and other “covered employees” as determined under Section 162(m) of the Code. In addition, the long-term incentive compensation awarded to the named executive officers is based on a fixed value at grant, and therefore, is not subject to variable accounting treatment under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. We view preserving tax deductibility as an important objective, but not the sole objective, in establishing executive compensation. Although we generally consider the impact of Code Section 162(m) deductibility limitations, in specific instances we have, and in the future may, authorize compensation arrangements that are not fully tax deductible but which promote other important objectives.

Compensation Committee Interlocks and Insider Participation

During 2015, prior to our 2015 Annual Meeting, M. Kathleen Behrens, Ph.D. (Chairwoman), John Hodgman, William Goolsbee and Gil Price, M.D. served on our compensation committee and after our 2015 Annual Meeting Mr. Goolsbee, Dr. Price and Dr. Nicaise have served on our compensation committee. During 2015, no member of our compensation committee was an officer or employee or formerly an officer of the Company, and no member had any relationship that would require disclosure under Item 404 of Regulation S-K of the Exchange Act. None of our executive officers has served on the Board or the compensation committee (or other Board committee performing equivalent functions) of any other entity, one of whose executive officers served on our Board or on our compensation committee.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for 2015, 2014 and 2013, as applicable.

Name and Principal Position	Year	Salary	Sign-on Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)		All Other Compensation (4)	Total
Edward M. Kaye, M.D.	2015	$494,585	—	$1,939,532	$1,694,678	$249,704	(6)	$18,197	$4,396,690
Interim Chief Executive Officer and, Senior Vice President,	2014	$399,017	—	—	$1,155,231	$131,676		$17,797	$1,703,721
Chief Medical Officer	2013	$377,650	—	—	$2,086,290	$167,213		$17,797	$2,648,950

Sandesh Mahatme	2015	$456,664	—	$371,910	$1,309,997	$165,331	(6)	$61,190	$2,365,085
Senior Vice President,	2014	$443,722	—	—	$1,522,805	$150,865		$65,637	$2,183,029
Chief Financial Officer	2013	$427,167	$30,000	—	$3,129,435	$213,945		$78,523	$3,879,070

David Tyronne Howton, Jr.	2015	$404,881	—	$338,100	$894,125	$146,583	(6)	$12,718	$1,796,401
Senior Vice President, General Counsel and	2014	$393,407	—	—	$1,155,231	$133,758		$12,518	$1,694,914
Corporate Secretary	2013	$376,913	—	—	$2,086,290	$165,178		$12,518	$2,640,899

Jayant Aphale, Ph.D.	2015	$345,034	—	—	$862,934	$124,867	(6)	$64,438	$1,397,268
Senior Vice President,	2014	$335,936	—	—	$735,147	$131,676		$72,527	$1,275,286
Technical Operations	2013	$320,463	—	—	$2,086,290	$141,728		$49,723	$2,598,204

Christopher Garabedian	2015	$152,559	—	—	$3,878,006	—		$479,841	$4,510,407
Former President and	2014	$603,200	—	—	$3,990,798	$289,536		$119,492	$5,003,026
Chief Executive Officer(5)	2013	$580,000	—	—	$8,576,970	$362,500		$182,022	$9,701,492

(1)

Amounts shown represent sign-on bonuses paid in connection with such named executive officers’ commencement of employment with us. With respect to Mr. Mahatme’s sign-on bonus, pursuant to the terms of his offer letter, $130,000 of his sign-on bonus was paid within 30 days of his November 5, 2012 start date, and the second portion was paid on the first regularly scheduled payroll date on or after March 15, 2013.

(2)

The amounts included in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of awards during each year calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 11 to the consolidated financial statements set forth in our Annual Report on Form 10-K for 2015, filed with the SEC on February 25, 2016. See the table below captioned “Grants of Plan Based Awards in “2015” for additional information on equity awards granted in 2015.

(3)

Non-Equity Incentive Plan Compensation includes awards earned under our annual incentive bonus plan. See the table below captioned “Grants of Plan Based Awards in “2015” and the “Compensation Discussion and Analysis” above for additional information.

(4)	The amounts disclosed under the column entitled “All Other Compensation” include the following for 2015:

Name	Separation Pay	Relocation and Temporary Living Expenses	Tax Gross-ups of Relocation and Temporary Living Expenses	Matching Contributions to 401(k) Account	Premiums	Total
Edward M. Kaye, M.D.	—	—	—	$10,600	$7,597	$18,197
Sandesh Mahatme	—	$24,649	$22,301	$10,600	$3,640	$61,190
David Tyronne Howton, Jr.	—	—	—	$10,600	$2,118	$12,718
Jayant Aphale, Ph.D.	—	$27,178	$24,589	$10,600	$2,071	$64,438
Christopher Garabedian	$468,234	—	—	$10,525	$1,082	$479,841

As noted above, although amounts with respect to 2015 are disclosed in the “Tax Gross-ups of Relocation and Temporary Living Expenses” column, effective in January 2016, the compensation committee approved a policy under which the Company will provide no further such tax gross-ups going forward. Amounts in the “Premiums” column were payments made by the Company under its supplemental long term disability plan for the named executive officers. See the discussion above under the section captioned “Employment Agreements with Named Executive Officers” for a discussion of our employment arrangements with our named executive officers.

(5)

Mr. Garabedian resigned as Director, President and Chief Executive Officer on March 31, 2015. The option numbers in the summary compensation table include the 24,167 options granted to Mr. Garabedian in 2012 that were rescinded pursuant to his March 31, 2015 Separation Agreement.

(6)     The 2015 bonus figure reflects a total annual bonus earned with respect to 2015 performance and paid in February 2016 as follows: 75% in cash and 25% in restricted stock vesting on the six-month anniversary of the date of grant, subject to continued employment.

Grants of Plan Based Awards in 2015

Name	Award	Grant Date	Target (1)	Maximum (1)	Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards (4)	Grant Date Fair Value of Stock and Option Awards (2)
Edward M. Kaye, M.D.	Stock Options	2/27/2015			163,000	$13.90	$1,694,678
Interim Chief Executive Officer and,	Stock Awards	4/20/2015			110,783	$13.54	$1,500,002
Senior Vice President,	Stock Awards	9/4/2015			13,000	$33.81	$439,530
Chief Medical Officer	Annual Incentive		$277,449	$416,174

Sandesh Mahatme	Stock Options	2/27/2015			126,000	$13.90	$1,309,997
Senior Vice President,	Stock Awards	9/4/2015			11,000	$33.81	$371,910
Chief Financial Officer	Annual Incentive		$183,701	$275,551

David Tyronne Howton, Jr.	Stock Options	2/27/2015			86,000	$13.90	$894,125
Senior Vice President,	Stock Awards	9/4/2015			10,000	$33.81	$338,100
General Counsel and Corporate Secretary	Annual Incentive		$162,871	$244,306

Jayant Aphale, Ph.D.	Stock Options	2/27/2015			83,000	$13.90	$862,934
Senior Vice President, Technical Operations	Annual Incentive		$138,742	$208,112

Christopher Garabedian	Stock Options	2/27/2015			373,000	$13.90	$3,878,006
Former President and Chief Executive Officer(5)	Annual Incentive		—	—

(1)

Amounts represent the annual incentive bonus target and maximum payment amounts for each named executive officer. The actual amounts paid to each of the named executive officers for 2015 are set forth in the Summary Compensation Table above.

(2)

These amounts represent the grant date fair value of option awards granted in 2015 determined in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during 2015. For a more detailed description of the assumptions used for purposes of determining grant date fair value see Note 11 to the consolidated financial statements set forth in our Annual Report on Form 10-K for 2015, filed with the SEC on February 25, 2016.

(3)	This column contains the 2015 awards to each named executive officer approved by the compensation committee and granted in 2015.
(4)	This column denotes the exercise price for the 2015 grants.
(5)

Mr. Garabedian resigned as Director, President and Chief Executive Officer on March 31, 2015. The option numbers in the summary compensation table include the 24,167options granted to Mr. Garabedian in 2012 that have been rescinded pursuant to his March 31, 2015 Separation Agreement (See “Compensation Discussion and Analysis —Changes to Director and Executive Compensation”).

Outstanding Equity Awards at 2015 Year End

The following table provides information with respect to outstanding equity awards held by each of our named executive officers on December 31, 2015, based on the closing price of $38.58 per share of our common stock on December 31, 2015:

Name	Number of Securities Underlying Unexercised Options/Restricted Stock Exercisable	Number of Securities Underlying Unexercised Options/Restricted Stock Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/Restricted Stocks		Options Exercise Price	Option Expiration Date
Edward M. Kaye, M.D.,	141,667	—	(1)			$8.28	6/20/2021
Interim Chief Executive Officer,	10,406	946	(2)			$5.40	4/24/2022
Senior Vice President,	65,833	13,167	(3)			$10.08	8/23/2022
Chief Medical Officer	28,125	16,875	(4)			$34.92	6/4/2023
	25,208	29,792	(5)			$29.03	2/28/2024
	—	163,000	(6)			$13.90	2/27/2025
	8,438			36,562	(7)	$34.92	6/4/2023
	18,463	92,320	(8)			$13.54	4/20/2025
	—			13,000	(9)	$33.81	9/4/2025
Sandesh Mahatme,	115,625	34,375	(10)			$23.85	11/5/2022
Senior Vice President,	42,187	25,313	(4)			$34.92	6/4/2023
Chief Financial Officer	33,229	39,271	(5)			$29.03	2/28/2024
	—	126,000	(6)			$13.90	2/27/2025
	12,656			54,844	(7)	$34.92	6/4/2023
	—			11,000	(9)	$33.81	9/4/2025
	77,083	22,917	(11)			$23.85	11/5/2022
David Tyronne Howton, Jr.,	115,625	34,375	(10)			$23.85	11/5/2022
Senior Vice President,	28,125	16,875	(6)			$34.92	6/4/2023
General Counsel and	25,208	29,792	(7)			$29.03	2/28/2024
Corporate Secretary	—	86,000	(8)			$13.90	2/27/2025
	8,438			36,562	(7)	$34.92	6/4/2023
	—			10,000	(9)	$33.81	9/4/2025
Jayant Aphale, Ph.D.,	100,000	—	(12)			$4.62	12/22/2021
Senior Vice President,	22,187	4,438	(3)			$10.08	8/23/2022
Technical Operations	28,125	16,875	(4)			$34.92	6/4/2023
	16,041	18,959	(5)			$29.03	2/28/2024
	—	83,000	(6)			$13.90	2/27/2025
	8,438			36,562	(7)	$34.92	6/4/2023
Christopher Garabedian,	10,000	—	(13)			$7.80	12/1/2016
Former President and	316,666	—	(14)			$13.02	12/1/2016
Chief Executive Officer(18)	33,333	—	(15)			$7.44	12/1/2016
	39,132	1,702	(2)			$5.40	12/1/2016
	114,864	10,969	(3)			$10.08	12/1/2016
	150,312	34,688	(4)			$34.92	12/1/2016
	138,537	51,463	(5)			$29.03	12/1/2016
	186,500	186,500	(6)			$13.90	12/1/2016
	39,891	—		—	(7)	$34.92	12/1/2016
	13,611	—	(16)			$5.40	12/1/2016
	64,166	5,834	(17)			$10.08	12/1/2016

(1)

This stock option fully vested in accordance with its terms on June 20, 2015 and vested at a rate of 25% of the shares of our common stock underlying the option on June 20, 2012 and 1/48th of the shares of our common stock underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(2)

This stock option fully vested on April 24, 2016, and vests at a rate of 25% of the shares of our common stock underlying the option on April 24, 2013 and 1/48th of the shares underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(3)

This stock option fully vests on August 23, 2016, and vests at a rate of 25% of the shares underlying the option on August 23, 2013 and 1/48th of the shares of our common stock underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(4)

This stock option fully vests on June 4, 2017, and vests at a rate of 25% of the shares of our common stock underlying the option on June 4, 2014 and 1/48th of the shares of our common stock underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(5)

This stock option fully vests on February 28, 2018, and vests at a rate of 25% of the shares of our common stock underlying the option on February 28, 2015 and 1/48th of the shares of our common stock underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(6)

This stock option fully vests on February 27, 2019, and vests at a rate of 25% of the shares of our common stock underlying the option on February 27, 2016 and 1/48th of the shares of our common stock underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(7)

This performance-based option vests in accordance with the achievement of performance goals, as provided above under “Analysis of Executive Compensation Components – 2013 Performance-Based Option Awards.”  Vested amounts represent the portion of the 2013 performance-based options that became eligible for time-based vesting in 2014 based on filing of INDs in 2014, and will vest over a four-year period commencing with the grant date of June 4, 2013 and will become fully vested on June 4, 2017.

(8)	This award of restricted stock fully vests on April 20, 2018, and vests in twelve equal quarterly installments beginning on April 20, 2015.
(9)	This performance-based restricted stock has a two-year vesting schedule. The awards were scheduled to be vested as follows:

(i) at target level if eteplirsen were to be approved for marketing in the United States by the FDA on or before the February PDUFA date with a broad label free of a black box warning and ships its first commercial product in the United States in 2016 or

(ii) at maximum level if eteplirsen were to be approved on or before January 27, 2016 with a broad label free of a black box warning and ships its first commercial product in the United States in 2016.

Because eteplirsen did not receive marketing approval by the required dates, these awards will never vest and have been cancelled.

(10)

This stock option fully vests on November 5, 2016, and vests at a rate of 25% of the shares of our common stock underlying the option on November 5, 2013 and 1/48th of the shares of our common stock underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(11)

This SAR fully vests on November 5, 2016, and vests at a rate of 25% of the shares of our common stock underlying the SAR on November 5, 2013 and 1/48th of the shares of our common stock underlying the SAR on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(12)

This stock option fully vested in accordance with its terms on December 22, 2015, and vested at a rate of 25% of the shares of our common stock underlying the option on December 22, 2012 and 1/48th of the shares of our common stock underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(13)

This stock option fully vested in accordance with its terms on June 8, 2014 and vested at a rate of 25% of the shares of our common stock underlying the option on each of the first four anniversaries of June 8, 2010, subject to each such holder continuing to provide services through each such vesting date.

(14)

This stock option fully vested in accordance with its terms on January 3, 2015, and vested at a rate of 25% of the shares of our common stock underlying the option on January 3, 2012 and 1/48th of the shares of our common stock underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(15)

This stock option fully vested in accordance with its terms on August 31, 2015, and vested at a rate of 25% of the shares of our common stock underlying the option on August 31, 2012 and 1/48th of the shares of our common stock underlying the option on each monthly anniversary thereafter, subject to each such holder continuing to provide services through each such vesting date.

(16)	This restricted stock with two-year vesting fully vested on April 24, 2014.
(17)

This SAR originally is scheduled to be fully vested on August 23, 2016, and vests at a rate of 25% of the shares of our common stock underlying the  SAR on August 23, 2013 and 1/48th of the shares underlying the SAR on each monthly anniversary thereafter In accordance with Mr. Garabedian’s separation and consulting agreement signed in June 2015, 50% of the unvested award immediately became vested on March 31, 2015 and the remaining 50% will continue to vest in accordance with the respective terms of the outstanding award agreements until June 1, 2016. Any unvested award will expire on December 1, 2016.

(18)	Mr. Garabedian resigned as Director, President and Chief Executive Officer on March 31, 2015. In accordance with his separation and consulting agreement signed in June 2015,
(i) 50% of each outstanding unvested equity award (excluding the performance-based grant dated June 4, 2013) automatically become vested;
(ii) the remaining 50% of Mr. Garabedian’s unvested equity awards will continue to vest in accordance with the respective terms of the outstanding award agreements until June 1, 2016; and
(iii) all outstanding options will expire on December 1, 2016.

2015 Option Exercises and Stock Vested For Named Executive Officers

	Stock Awards			Stock Options
Name	Number of Securities Acquired on Vesting		Value Realized on Vesting	Number of Options Exercised		Value Realized on Exercising
Edward M. Kaye, M.D.,	18,463	(1)	$555,918	—		—
Interim Chief Executive Officer and, Senior Vice President, Chief Medical Officer
Christopher Garabedian,	—		—	656,967	(2)	$14,397,066
Former President and Chief Executive Officer

(1)  Represents the shares of our common stock acquired upon the vesting of restricted stock during 2015 pursuant to an award granted to Dr. Kaye on April 30, 2015.

(2)  Represents the shares of our common stock underlying options exercised by Mr. Garabedian during 2015.

2015 Pension Benefits

None of our named executive officers are entitled to pension benefits or other payments of benefits pursuant to any established plan following retirement.

2015 Nonqualified Deferred Compensation

None of our named executive officers are entitled to benefits under any nonqualified defined contribution or nonqualified deferred compensation plans.

Potential Payments upon Termination or a Change in Control

The table below reflects the amount of compensation payable to each of our named executive officers in the event of termination of such executive’s employment (within 12 months following a change in control or outside of such period), or in the event of a change in control without termination of such executive’s employment. The amount of compensation payable to each named executive officer: (i) upon termination without cause before or after 12 months following a change in control, (ii) upon termination without cause or resignation for good reason upon or within 12 months following a change in control, and (iii) in connection with a change of control, is shown below. The amounts shown assume that such termination or change in control, as applicable, was effective as of December 31, 2015, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the named executive officers upon the occurrence of the relevant triggering event. The table below reflects the agreements with our named executive officers in place as of December 31, 2015.  Actual severance payable to Mr. Garabedian, who resigned from his positions as Director, President and Chief Executive Officer of the Company effective March 31, 2015, are disclosed above under “— CEO Succession.”

Name	Benefit	Before a Change in Control or After 12 Months Following a Change in Control, Termination w/o Cause (2)	Upon or Within 12 Months Following a Change in Control, Termination w/o Cause or Resignation for Good Reason (3)	Change in Control (1)
Edward M. Kaye, M.D.,	Cash Severance	$525,000	$1,102,500	—
Interim Chief Executive Officer and,	Accelerated Vesting of Equity Awards	$4,486,414	$8,972,828	$8,972,828
Senior Vice President,	COBRA Continuation	$10,827	$32,482	—
Chief Medical Officer	Total	$5,022,241	$10,107,810	$8,972,828
Sandesh Mahatme,	Cash Severance	—	$872,579	—
Senior Vice President,	Accelerated Vesting of Equity Awards	—	$5,046,383	$5,046,383
Chief Financial Officer	COBRA Continuation	—	$32,482	—
	Total	—	$5,951,444	$5,046,383
David Tyronne Howton, Jr.,	Cash Severance	—	$773,635	—
Senior Vice President,	Accelerated Vesting of Equity Awards	—	$3,494,719	$3,494,719
General Counsel and	COBRA Continuation	—	$32,482
Corporate Secretary	Total	—	$4,300,836	$3,494,719
Jayant Aphale, Ph.D.	Cash Severance	—	$659,023	—
Senior Vice President,	Accelerated Vesting of Equity Awards	—	$2,551,563	$2,551,563
Technical Operations	COBRA Continuation	—	$32,482	—
	Total	—	$3,243,068	$2,551,563

(1)

Pursuant to the terms of each of the 2002 Plan and the Restated Plan, where a successor corporation does not assume or substitute outstanding awards, all awards granted shall immediately become exercisable or shall vest without any further action or passage of time. The stated dollar amounts in this column reflect the spread value of all unvested equity awards held by each named executive officer, assuming a stock price of $38.58 per share, the closing price of our common stock on the NASDAQ Global Market on December 31, 2015, the last trading day of our 2015 fiscal year.

(2)

Under the employment agreement in place for Dr. Kaye as of December 31, 2015, if during Dr. Kaye’s employment term and outside of a change in control period, Dr. Kaye’s employment with the Company is terminated by the Company other than by reason of Cause (as defined in the Severance Agreement), death or disability, he was entitled to:

(i) continued payment of his base salary for 12 months from the date of termination,

(ii) accelerated vesting on 50% of his outstanding and unvested equity awards, and

(iii) an extension of the post-termination exercise period on his outstanding options to 180 days following the date of termination.

(3)     Upon termination of the named executive officer’s employment by us without “Cause” or due to a “Constructive Termination” (each, as defined in our Senior Vice President Change in Control Severance Agreement) either upon or within 12 months following a change in control, the named executive officer is entitled to:

(i) an amount equal to 18 months of his base salary at the rate in effect immediately prior to such termination payable in a cash lump sum,

(ii) an amount equal to 100% of his annual target bonus assuming achievement of performance goals at 100% payable in a cash lump sum,

(iii) accelerated vesting on all of his outstanding and unvested equity awards, and

(iv) if the named executive officer elects to receive continued healthcare coverage pursuant to COBRA, payment or reimbursement for him and his eligible dependents for up to 18 months following the date of termination. The receipt of the benefits described herein is contingent upon the named executive officer signing a release of claims in a form we provide.

For further discussion of our obligations on a change in control, or termination of a named executive officer, see also the discussion above under “Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers.”

III.    Compensation Agreements for Named Executive Officers

Agreements with Named Executive Officers Regarding Compensation

Edward Kaye, M.D. — Interim Chief Executive Offıcer and, Senior Vice President, Chief Medical Offıcer

April 2015 Employment Agreement

On March 31, 2015, the Board appointed Dr. Kaye as our Interim CEO in addition to his role as our Senior Vice President, Chief Medical Officer. In connection with this appointment, we entered into an executive employment agreement with Dr. Kaye effective April 1, 2015 (the “Effective Date”), providing for Dr. Kaye’s at-will employment as our Senior Vice President, Chief Medical Officer and until the appointment of a successor full time Chief Executive Officer, as our Interim Chief Executive Officer. Dr. Kaye’s compensation package was extensively negotiated. In determining Dr. Kaye’s compensation, the Board took into account, among other things, his extensive experience in our industry, the salaries and potential bonuses commanded by principal executive officers at other companies in our industry, and input from an external executive compensation consulting firm.

The 2015 executive employment agreement has an initial term of one year commencing on the Effective Date (the “Initial Term.”) After the expiration of the Initial Term, the employment agreement automatically extends on a monthly basis unless either we or Dr. Kaye provide 30 days’ notice of an intent not to renew; provided that if during the term of the employment agreement, a successor Chief Executive Officer is appointed, the automatic monthly renewals will cease and the employment agreement will terminate on the one year anniversary date of the appointment date of a successor Chief Executive Officer. Termination of Dr. Kaye’s employment in connection with a non-renewal of the employment agreement by the Company will be treated as termination for other than “Cause” (as defined in his employment agreement) for purposes of determining Dr. Kaye’s severance rights.

Under the terms of his executive employment agreement, Dr. Kaye is entitled to receive a base annual salary of $525,000, subject to review and adjustment in accordance with our normal performance review practices. Dr. Kaye is also eligible to receive a target annual bonus of 60% of his base salary upon achievement of performance objectives determined by the Board. The maximum bonus Dr. Kaye is eligible to receive is 150% of his target annual bonus. In addition to his base salary and annual bonus opportunity, Dr. Kaye was granted a restricted stock award consisting of the number of shares of restricted stock resulting from dividing $1,500,000 by the closing trading price of the Company’s common stock on the grant date, which restricted stock award will vest in 12 substantially equal quarterly installments on each three-month anniversary of the Effective Date.

Pursuant to the terms of the employment agreement, Dr. Kaye is also entitled to reimbursement for reasonable travel, entertainment or other business expenses he incurs in connection with the performance of his duties. Dr. Kaye is also entitled to participate in current and future employee benefit plans that apply to other executive officers of the Company, including paid vacation.

The employment agreement specifies that if Dr. Kaye’s employment is terminated by the Company for reasons other than Cause, death or disability, then, subject to execution of a release of claims in the form provided by the Company, he will be entitled to continued payments of his base salary for 12 months from the date of termination, accelerated vesting of 50% of his unvested equity awards, and an extension of the post-termination exercise period on his outstanding options to 180 days following the date of termination (but not beyond the original expiration date).

Dr. Kaye is also entitled to the severance benefits as if terminated by the Company without Cause listed above in the event he resigns his employment with the Company within 60 days of being removed from his position as Senior Vice President, Chief Medical Officer without his prior written consent, provided Dr. Kaye provides the Company with 30 days prior written notice of his intent to resign following such removal and the Company fails to reinstate him into his position as Senior Vice President, Chief Medical Officer.

Dr. Kaye’s severance rights during the 12 month period of time commencing upon a change in control are governed by his existing change in control agreement with the Company. For a description of additional severance and change in control-related payments to Dr. Kaye under his employment agreement, see the section below captioned “Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers.”

If the severance and other benefits provided in the employment agreement or otherwise payable to Dr. Kaye are subject to excise tax under Section 280G of the Internal Revenue Code, then, Dr. Kaye’s severance benefits would be either delivered in full or delivered as to such lesser extent which would result in no portion of the severance benefits being subject to such excise tax, whichever result is superior for Dr. Kaye on an after-tax basis.

Dr. Kaye’s employment agreement also requires him not to compete, either directly or indirectly, with us while employed by us and until the later of the date of the termination of his employment with us and the date he no longer receives severance benefits from us. In addition, the employment agreement requires Dr. Kaye not to solicit our employees to leave their employment with us during, and for two years following, the term of his employment.

Sandesh Mahatme — Senior Vice President, Chief Financial Offıcer

On November 5, 2012, we hired Sandesh Mahatme as our Senior Vice President, Chief Financial Officer. In connection with his appointment, we and Mr. Mahatme entered into an offer letter dated October 29, 2012 providing for Mr. Mahatme’s at-will employment. Under the terms of his offer letter, Mr. Mahatme was entitled to an initial annual base salary of $425,000, which amount is subject to review and adjustment based upon our performance review practices. In addition to his base salary, Mr. Mahatme was entitled to a sign-on bonus of $160,000. Pursuant to the terms of Mr. Mahatme’s offer letter, $130,000 of his sign-on bonus was paid within thirty days following the date he commenced employment with the Company, and $30,000 of his sign-on bonus was paid on the first regularly scheduled payroll date on or after March 15, 2013. Mr. Mahatme is also eligible for a target annual bonus of up to 40% of his annual base salary based upon Mr. Mahatme’s achievement of company and individual performance objectives as determined by our Chief Executive Officer and the compensation committee. The maximum annual bonus Mr. Mahatme is eligible to receive is 60% of his annual base salary.

In addition to the compensation described above, under his offer letter, Mr. Mahatme was entitled to receive reimbursement of up to $50,000 for actual, documented, reasonable expenses incurred for relocating to the Cambridge, Massachusetts area, including the costs or expenses associated with: (i) selling his prior residence, (ii) shipment of his personal effects, and (iii) customary closing costs associated with purchasing a new residence incurred. We also agreed to reimburse Mr. Mahatme for actual corporate housing expenses in the Cambridge, Massachusetts area for up to twelve months following his start date. In 2014, the compensation committee extended the period during which Mr. Mahatme could use his relocation allowance to July 31, 2015.

Mr. Mahatme’s salary, bonus and other compensation is reviewed and updated by our compensation committee on an annual basis. For the details of his 2015 salary, bonus and other compensation see the disclosure provided above under “II. 2015 Named Executive Officer Compensation.”

David Tyronne Howton, Jr. — Senior Vice President, General Counsel and Corporate Secretary

David Tyronne Howton, Jr. was hired as our Senior Vice President, General Counsel on an at-will employment basis pursuant to an offer letter dated October 23, 2012. Under the terms of his offer letter, Mr. Howton was entitled to an initial annual base salary of $375,000 and eligible for a target annual bonus of 35% of his annual base salary based upon Mr. Howton’s achievement of company and individual performance objectives as determined by our Chief Executive Officer and the compensation committee. Mr. Howton is eligible to receive a maximum potential annual bonus of 150% of his target bonus. Under the terms of his offer letter, Mr. Howton is eligible to enter into, and did enter into, a Change in Control and Severance Agreement as described below providing for certain severance benefits in the event of termination of his employment in certain circumstances.

Mr. Howton’s salary, bonus and other compensation is reviewed and updated by our compensation committee on an annual basis. For the details of his 2015 salary, bonus and other compensation see the disclosure provided above under “II. 2015 Named Executive Officer Compensation.

Dr. Jayant Aphale – Senior Vice President, Technical Operations

Dr. Aphale was hired as our Senior Vice President, Technical Operations in 2011 and entered into an employment agreement with the Company that expired on December 12, 2013. Since the expiration of his employment agreement, Dr. Aphale is an at-will employee of the Company.

Dr. Aphale’s salary, bonus and other compensation is reviewed and updated by our compensation committee on an annual basis. For the details of his 2015 salary, bonus and other compensation see the disclosure provided above under “I. 2015 Named Executive Officer Compensation.”

Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers

We have entered into agreements with certain named executive officers relating to post-employment benefits and change in control arrangements.

Sandesh Mahatme — Senior Vice President, Chief Financial Offıcer, Edward M. Kaye, M.D. — Interim Chief Executive Offıcer and Senior Vice President, Chief Medical Offıcer; David Tyronne Howton, Jr —  Senior Vice President, General Counsel and Corporate Secretary; and Jayant Aphale, Ph.D. —Senior Vice President, Technical Operations

We are a party to our standard Senior Vice President Change in Control and Severance Agreement with each of Mr. Mahatme, Dr. Kaye, Mr. Howton and Dr. Aphale, (the “Severance Agreements”). Under the Severance Agreements, if the named executive officer experiences a “Constructive Termination” or termination by the Company other than for “Cause” (as each term is defined below) during the 12 months following a “Change in Control” (as defined in the Severance Agreements), and if the named executive officer delivers to the Company a general release of claims that becomes effective and irrevocable within 60 days following such covered termination, then in addition to any accrued but unpaid salary, bonus, vacation and expense reimbursement payable in accordance with applicable law, the Company shall provide the named executive officer with the following:

•

cash payment equal to 18 months of his base salary at the rate in effect immediately prior to executive’s termination of employment payable in a cash lump sum, less applicable withholdings, as soon as administratively practicable following the date the release is not subject to revocation and, in any event, within 60 days following the date of termination;

•

cash payment equal to 100% of his annual target bonus assuming achievement of performance goals at 100% payable in a cash lump sum, less applicable withholdings, as soon as administratively practicable following the date the release is not subject to revocation and, in any event, within 60 days following the date of termination;

•	accelerated vesting on 100% of his outstanding and unvested equity awards; and
•

if the executive elects to receive continued healthcare coverage pursuant to the provisions of COBRA, the Company shall directly pay, or reimburse him for, the premium for the executive and his covered dependents through the earlier of: (i) the eighteen month anniversary of the date of his termination of employment and (ii) the date he and his covered dependents, if any, become eligible for healthcare coverage under another employer’s plan(s). After the Company ceases to pay premiums pursuant to the preceding sentence, the executive may, if eligible, elect to continue healthcare coverage at his expense in accordance with the provisions of COBRA.

As defined in the Senior Vice President Change in Control and Severance Agreement, “Constructive Termination” means the executive’s resignation from employment with the Company within 90 days after the occurrence of one or more of the following conditions without his consent: (i) a material diminution in his authority, duties, or responsibilities; (ii) a material diminution in his base salary, other than a diminution ratably applied to other senior executives of the Company; (iii) a material change in the geographic location at which the executive must perform his services (which shall in no event include a relocation of his office which results in an increased commuting distance from his home to the office of less than thirty (30) miles); or (iv) any other action or inaction that constitutes a material breach of any written agreement or covenant between the executive and the Company by the Company; and which, in the case of any of the foregoing, continues uncured by the Company beyond thirty (30) days after the executive has provided the Company written notice that he believes in good faith that such condition giving rise to such claim of Constructive Termination has occurred. Any such notice shall be provided to the Company within thirty (30) days following the initial occurrence of the condition or event giving rise to Constructive Termination. As defined in the Severance Agreements, “Cause” means: (i) an act of dishonesty made by the executive in connection with his responsibilities as an employee; (ii) the executive’s conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude; (iii) the executive’s gross misconduct; (iv) the executive’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom the executive owes an obligation of nondisclosure as a result of the executive’s relationship with the Company; (v) the executive’s willful breach of any obligations under any written agreement or covenant with the Company; or (vi) the executive’s continued failure to perform his or her employment duties after the executive has received a written demand of performance from the Company that specifically sets forth the factual basis for the Company’s belief that the executive has not substantially performed his or her duties and has failed to cure such non-performance to the Company’s satisfaction within ten (10) business days after receiving such notice.

If the severance and other benefits provided in the Severance Agreements, or otherwise payable to an executive officer, would be subject to the golden parachute excise tax, then, such executive officer’s severance and/or other benefits will either be delivered in full, or delivered as to such lesser extent which would result in no portion of the severance and/or other benefits being subject to such excise tax, whichever result is better for the executive officer on an after-tax basis.

Edward Kaye, M.D. — Interim Chief Executive Offıcer and, Senior Vice President, Chief Medical Offıcer

Per the terms of Dr. Kaye’s employment agreement entered into in connection with his appointment as our Interim Chief Executive Officer, as described above, if Dr. Kaye’s employment is terminated by the Company for reasons other than Cause, death or disability, then, subject to execution of a release of claims in the form provided by the Company, he will be entitled to continued payments of his base salary for 12 months from the date of termination, accelerated vesting of 50% of his unvested equity awards, and an extension of the original expiration date.

Dr. Kaye is also entitled to the severance benefits as if terminated by the Company without Cause listed above in the event he resigns his employment with the Company within 60 days of being removed from his position as Senior Vice President, Chief Medical Officer without his prior written consent, provided Dr. Kaye provides the Company with 30 days prior written notice of his intent to resign following such removal and the Company fails to reinstate him into his position as Senior Vice President, Chief Medical Officer.

Dr. Kaye’s severance rights during the 12month period of time commencing upon a change in control are governed by his existing change in control agreement with the Company. For a description of additional severance and change in control related payments to Dr. Kaye under his employment agreement, see the section below captioned “Post-Employment Benefits and Change in Control Arrangements for the Company’s Named Executive Officers.”

If the severance and other benefits provided in the employment agreement or otherwise payable to Dr. Kaye are subject to excise tax under Section 280(G) of the Code, then Dr. Kaye’s severance benefits would be either delivered in full or delivered as to such lesser extent which would result in no portion of the severance benefits being subject to such excise tax, whichever result is superior for Dr. Kaye on an after-tax basis.

IV.	2015 Board of Directors Compensation

Compensation of Board

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that the members of the Board expend in fulfilling their duties to us as well as the skill-level we require of our directors. Members of the Board receive cash compensation in U.S. dollars. We also reimburse our directors for travel and other necessary business expenses incurred in the performance of their services for us.

In September 2010, our Board, upon the recommendation of the compensation committee, approved and adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”). Director compensation is reviewed annually by the compensation committee’s independent, third party consultant, which formerly, in early 2015, was Compensia and currently is Radford. Generally, in reviewing director compensation, our independent compensation consultants use the same peer group companies used for executive compensation comparisons. When it deems appropriate, the compensation committee adjusts director compensation.

Cash Compensation

Under the cash compensation component of the Director Compensation Policy as in effect since February 2014 and which remained unchanged during 2015, our non-employee directors receive cash compensation of $40,000 per year for their service on the Board. In addition, any non-employee director serving as chairperson, or interim chairperson, of the Board receives an additional $45,000 per year for such service as chairperson. The chairpersons of the audit, compensation and nominating and corporate governance committees each receive an additional fee of $16,000 per year for such service. Finally, members of the audit, compensation and nominating and corporate governance committees who are not serving as the chairpersons of such committees receive an additional fee of $8,000 per year for such services. All cash fees are paid on a quarterly basis at the beginning of the applicable quarter. The cash compensation paid to our non-employee directors for their services on our Board and its committees during 2015 was consistent with the above described Director Compensation Policy.

In 2016, our Board, upon the recommendation of the compensation committee after consideration of peer data presented by its independent compensation consultants, updated our Director Compensation Policy to:

•	decrease the compensation provided to a non-employee director serving as:
o	chairperson, or interim chairperson, to $36,000 per year
o	chairperson of the nominating and corporate governance committee or the research and development committee to $13,000 per year
o	member of the nominating and corporate governance committee or the research and development committee to $6,500 per year
•	increase the compensation provided to a non-employee director serving as:
o	chairperson of the audit committee to $20,000 per year
o	member of the audit committee to $10,000 per year

Stock-Based Compensation

Initial Option Grants. Pursuant to our Director Compensation Policy, historically, each individual who was first elected, or appointed, as a non-employee member of the Board was automatically granted an option to purchase 10,000 shares of our common stock. In June 2015, our Board approved a change to our Director Compensation Policy whereby each individual who is first elected, or appointed, as a non-employee member of the Board is automatically granted an option to purchase shares of our common stock with a grant date value of $245,400.  Our directors elected in the 2015 Annual Meeting, Mr. Barry and Dr. Nicaise, or appointed to the Board by the rest of the Board in 2015, Dr. Kress, received initial grants under the terms of the updated 2015 Director Compensation policy. The shares of our common stock underlying the award will vest over four years of continued service to the Board, with 25% of the total number of shares of our common stock underlying the option vesting each year on the earlier of (i) the anniversary date of the grant, and (ii) the date of the annual meeting of our stockholders in the year following the date of grant. The initial option grant amount could be changed based on ongoing market analysis and feedback from the compensation committee’s independent consultant, Radford, during the course of the year.

In February 2016, our Board approved a change to our Director Compensation Policy, whereby each individual who is first elected, or appointed, as a non-employee member of the Board is automatically granted an option to purchase 18,000 shares of our common stock of our common stock.  The shares underlying the initial option grants will vest over four years of continued service to the Board, with 25% of the total number of shares underlying the option vesting each year on the earlier of (i) the anniversary date of the grant, and (ii) the date of the Annual Meeting of our stockholders in the year following the date of grant.

Annual Option Grants. Pursuant to our Director Compensation Policy in effect since February 2014, each non-employee member of the Board who served on the Board for at least six months receives an automatic annual grant of an option, on the date of the first Board meeting held after the annual meeting of our stockholders, to purchase 15,000 shares of our common stock.

In February 2015, each of our non-employee directors at that time was eligible for and received this grant. The shares underlying these options vest at a rate of 25% annually over four years beginning on the date of the annual meeting of our stockholders in the year following the date of grant, provided that the non-employee director continues to serve as a director through such date.

In February 2016, our Board approved a change to our Director Compensation Policy that reduced the director annual option grant amount, whereby each non-employee member of the Board who served on the Board for at least six months receives an automatic annual grant of an option, on the date of the first Board meeting held after the annual meeting of our stockholders, to purchase 10,500  shares of our common stock, vesting monthly over a period of two years beginning on the date of the annual meeting of our stockholders in the year following the date of grant, provided that the non-employee director continues to serve as a director through such date.   The annual grant received by our non-employee directors in February 2016 was in the form of an option to purchase 10,500 shares of our common stock, vesting on a monthly basis, over two years, at a rate of 1/24th of the total option grant, commencing on the first monthly anniversary of the date of the 2016 annual meeting of our stockholders.

Annual Restricted Stock Grants.   Pursuant to our current Director Compensation Policy, each non-employee director serving on our Board for at least six months automatically receives 1,000 RSAs. Each of our non-employee directors at that time was eligible for, and received, a grant of 1,000 RSAs in February 2015 and in February 2016. All of the shares of our common stock underlying the restricted stock award will fully vest on the date of the annual meeting of our stockholders in the year following the date of grant, provided that the non-employee director continues to serve as a director through such date.

The following table sets forth compensation information for our current and former non-employee directors that served on our Board in 2015. The table excludes Mr. Garabedian, who, as an employee of the Company in 2015, did not receive any compensation from us in his role as director prior to his resignation in 2015. All compensation numbers are expressed in U.S. dollars.

Name	Fee Earned or Paid in Cash	Stock Awards (1)	Option Awards(1)	Total
Current Directors:
M. Kathleen Behrens, Ph.D.	$101,113	$13,900	$155,952	$270,965
Richard J. Barry	$37,099	—	$180,620	$217,719
William Goolsbee	$40,806	$13,900	$155,952	$210,658
Claude Nicaise, M.D.	$32,462	—	$180,620	$213,081
Gil Price, M.D.	$61,824	$13,900	$155,952	$231,676
Hans Wigzell, M.D., Ph.D.	$57,275	$13,900		$71,175
Jean-Paul Kress, M.D.	$10,217	—	$179,874	$190,091
Former Directors:
Anthony Chase	$28,000	$13,900	$155,952	$197,852
John Hodgman	$29,213	$13,900	$155,952	$199,065

(1)

The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of stock and option awards granted in 2015 calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 11 to the consolidated financial statements set forth in our Annual Report on Form 10-K for 2015, filed with the SEC on February 25, 2016. As of December 31, 2015, each of our current directors had the following number of options and shares of restricted stock outstanding, respectively: Dr. Behrens: 75,000 and 1,000; Mr. Barry: 9,746 and 0; Mr. Goolsbee: 77,166 and 1,000; Dr. Nicaise: 9,746 and 0; Dr. Price: 77,166 and 1,000; Dr. Wigzell: 83,334 and 1,000, and Dr. Kress 7,692 and 0.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

Compensation Committee Report

The information contained in this report will not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, nor will such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

In reliance on the reviews and discussions referred to above, and the review and discussion of the section captioned “Compensation Discussion and Analysis” with our management, the compensation committee has recommended to the Board, and the Board has approved, that the section captioned “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the year ended December 31, 2015 and the proxy statement for our 2016 Annual Meeting of stockholders.

COMPENSATION COMMITTEE

William Goolsbee (Chairman)

Gil Price, M.D.

Claude Nicaise, M.D.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNED BY SAREPTA THERAPEUTICS, INC. MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the ownership of our common stock as of April 22, 2016, with respect to: (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group. Mr. Garabedian resigned his positions as Director, President and Chief Executive Officer on March 31, 2015. Mr. Garabedian’s information is provided below for reference.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (# of Shares of our Common Stock) (2)	Percent of Class (2)
Officers and Directors
Richard Barry (3)	3,243,451	7.1%
M. Kathleen Behrens, Ph.D. (5)	163,416	*
William Goolsbee (6)	61,582	*
Jean-Paul Kress (9)	2,923	*
Claude Nicaise (7)	3,437	*
Gil Price, M.D. (4)	96,246	*
Hans Wigzell, M.D., Ph.D. (8)	65,250	*
Edward M. Kaye, M.D. (10)	507,483	1.1%
Sandesh Mahatme (11)	333,269	*
David Tyronne Howton (12)	271,251	*
Jayant Aphale (13)	254,588	*
All directors and executive officers as a group (11 persons) (14)	5,002,896	10.9%
5% Stockholder
BlackRock, Inc., 40 East 52nd Street, New York, NY 10022 (16)	2,891,861	6.3%
FMR LLC, 245 Summer Street, Boston, MA 02210 (17)	2,372,287	5.2%
Perceptive Advisors LLC, 499 Park Avenue, 25th Floor, New York, NY 10022 (18)	2,240,928	4.9%
Point72 Asset Management, L.P., 330 Madison Avenue, New York, NY 10173 (19)	2,755,900	6.0%
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355 (20)	2,840,129	6.2%
Christopher Garabedian (15)	473,954	1.0%
Shares of our Common Stock Issued and Outstanding 04/22/2016	45,771,906

*	Indicates beneficial ownership of one percent or less.
(1)

Except as otherwise indicated, the address of each stockholder identified is c/o Sarepta Therapeutics, Inc., 215 First Street, Suite 415, Cambridge, MA 02142. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)

Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or convertible, or exercisable or convertible within sixty (60) days as of April 22, 2016, and shares of common stock subject to RSAs that vest within sixty (60) days of April 22, 2016 are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Beneficial ownership as reported in the table above excludes shares of our common stock that may be issued upon the exercise of stock appreciation rights, or SARs that are exercisable within sixty (60) days of April 22, 2016. The number of shares of common stock that will be received upon exercise of such SARs is not currently determinable and therefore is not included in the table above because each SAR gives the holder the right to receive the excess of the market price of one share of stock at the exercise date over the exercise price, which is not determinable until the date of exercise. There were 45,771.906 shares of common stock issued and outstanding as of April 22, 2016.
(3)

Includes (i) 2,437 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 1,000 shares of RSAs subject to repurchase by the Company. Mr. Barry has voting power with respect to the shares subject to repurchase but does not have investment power with respect to such shares until such time as the Company’s repurchase option lapses. Mr. Barry has sole voting power and sole dispositive power over 3,240,014 shares.

(4)

Includes (i) 53,416 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 2,000 shares of RSAs subject to repurchase by the Company. Dr. Price has voting power with respect to the shares subject to repurchase but does not have investment power with respect to such shares until such time as the Company’s repurchase option lapses.

(5)

Includes (i) 51,250 shares subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 2,000 shares of RSAs subject to repurchase by the Company. Dr. Behrens has voting power with respect to the shares of our common stock subject to repurchase but does not have investment power with respect to such shares until such time as the Company’s repurchase option lapses.

(6)

Includes (i) 53,416 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 2,000 shares of RSAs subject to repurchase by the Company. Mr. Goolsbee has voting power with respect to the shares of our common stock subject to repurchase but does not have investment power with respect to such shares until such time as the Company’s repurchase option lapses.

(7)

Includes (i) 2,437 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 1,000 shares of RSAs subject to repurchase by the Company. Dr. Nicaise has voting power with respect to the shares of our common stock subject to repurchase but does not have investment power with respect to such shares until such time as the Company’s repurchase option lapses.

(8)

Includes (i) 59,584 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 2,000 shares of RSAs subject to repurchase by the Company. Dr. Wigzell has voting power with respect to the shares of our common stock subject to repurchase but does not have investment power with respect to such shares until such time as the Company’s repurchase option lapses.

(9)

Includes (i) 1,923 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 1,000 shares of RSAs subject to repurchase by the Company. Dr. Kress has voting power with respect to the shares of our common stock subject to repurchase but does not have investment power with respect to such shares until such time as the Company’s repurchase option lapses.

(10)	Includes (i) 401,455 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 78,560 shares of RSAs subject to repurchase by the Company.
(11)

Includes (i) 325,154 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016. Excludes 89,583 SARs at an exercise price of $23.85 exercisable within sixty (60) days of April 22, 2016 and (ii) 3,115 shares of RSAs subject to repurchase by the Company.

(12)	Includes (i) 267,185 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 2,762 shares of RSAs subject to repurchase by the Company.
(13)	Includes (i) 241,833 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016 and (ii) 2,352 shares of RSAs subject to repurchase by the Company.
(14)

Includes (i) 1,460,090 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016. Of the shares of common stock reported, 97,789 shares of RSAs are subject to repurchase by the Company; such directors and officers have voting power with respect to the shares of common stock subject to repurchase but do not have investment power with respect to such shares until the Company’s repurchase option lapses. Excludes 89,583 SARs exercisable within sixty (60) days of April 22, 2016.

(15)

Includes (i) 458,069 shares of our common stock subject to options exercisable within sixty (60) days of April 22, 2016. Excludes 67,812 SARs at an exercise price of $10.08 exercisable within sixty (60) days of April 22, 2016. These figures include the 24,167 options granted to Mr. Garabedian in 2012 that may be rescinded in connection with a derivative suit settlement due to an unintentional plan overage.

(16)

Based solely on information contained in the Schedule 13G filed with the SEC on January 22, 2016, reporting beneficial ownership of BlackRock, Inc. BlackRock, Inc. has sole voting power over 2,797,216 shares of our common stock and sole dispositive power over 2,891,861 shares of our common stock

(17)

Based solely on information contained in the jointly filed Schedule 13G filed with the SEC on February 12, 2016, reporting beneficial ownership of FMR LLC. FMR LLC has sole voting power over 3,890 shares of our common stock and sole dispositive power over 2,372,287 shares of our common stock.

(18)

Based solely on information contained on the jointly filed Schedule 13G filed with the SEC on February 16, 2016, reporting beneficial ownership of Perceptive Advisors LLC and Joseph Edelman. Perceptive Advisors LLC and Joseph Edelman have shared voting power and dispositive power over 2,240,928 shares of common stock. Mr. Edelman is the managing member of Perceptive Advisors LLC. Perceptive Advisors LLC and Joseph Edelman disclaim beneficial ownership over the shares of our common stock listed herein.

(19)

Based solely on information contained in the Schedule 13G filed with the SEC on February 16, 2016, reporting beneficial ownership of Point72 Asset Management, L.P, Point72 Capital Advisors, Inc., Cubist Systematic Strategies, LLC and Steven A. Cohen. Both Point72 Asset Management, L.P and Point72 Capital Advisors, Inc. have shared voting power and dispositive power over 2,755,900 shares of our common stock. Cubist Systematic Strategies, LLC has shared voting power and dispositive power over 4,894 shares of our common stock. Steven A. Cohen has shared voting power and dispositive power over 2,761,794 shares of our common stock. Pursuant to an investment management agreement, Point72 Asset Management maintains investment and voting power with respect to the securities held by certain investment funds it manages. Point72 Capital Advisors Inc. is the general partner of Point72 Asset Management. Pursuant to an investment management agreement, Cubist Systematic Strategies maintains investment and voting power with respect to the securities held by certain investment funds it manages. Mr. Cohen controls each of Point72 Capital Advisors Inc. and Cubist Systematic Strategies.

(20)

Based solely on information contained in the Schedule 13G filed with the SEC on February 10, 2016, reporting beneficial ownership of The Vanguard Group. The Vanguard Group has sole voting power over 96,539 shares of our common stock, sole dispositive power over 2,745,990 shares of our common stock and shared dispositive power over 94,139 shares.

Equity Compensation Plan Information

The table below summarizes information, as of December 31, 2015 with respect to shares of our common stock that may be issued under our equity plans:

	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,871,659	(1)	$23.65	1,879,725	(2)
Equity compensation plans not approved by security holders (3)	141,667		$8.28	—
Equity compensation plan not approved by security holders (4)	662,650		$28.07	977,350
Total	6,675,976		$23.76	2,857,075

(1)

Of the number of securities to be issued upon exercise, 5,724,235 shares of our common stock are subject to outstanding options under our Restated Plan, and 147,424 shares of our common stock are subject to outstanding options under the 2002 Plan as of December 31, 2015. Following the adoption of our 2011 Equity Incentive Plan in June 2011, which was amended and restated in June 2013, no further grants will be, or have been, made under the 2002 Plan, but awards previously granted pursuant to the 2002 Plan will continue to be governed by the terms of the 2002 Plan and the applicable award agreements.

(2)

Represents 1,751,554 shares of our common stock that were available for future issuance under the Restated Plan and 128,171 shares of our common stock reserved for issuance under the 2013 ESPP as of December 31, 2015.

(3)

In June 2011, as a material inducement for Edward M. Kaye, M.D., to commence employment with us, we granted Dr. Kaye an option to purchase 141,667 shares of our common stock for an exercise price per share of $8.28, as adjusted for our July 2012 one-for-six reverse stock split, outside of any stockholder approved equity incentive plan.

(4)

In February 2014, to facilitate inducement awards to new hires under NASDAQ listing Rule 5635(c) (4), the Company adopted the 2014 Employment Commencement Incentive Plan. On October 30, 2015, the compensation committee of the Board amended the Company’s 2014 Employment Commencement Incentive Plan (the “Plan”) to increase the number of shares of our common stock reserved for issuance pursuant to the Plan by 1,000,000 shares of common stock. In October 2015, the Board of Directors approved to increase the 2014 Employment Commencement Incentive Plan by another 1,000,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Determination Regarding Director Independence

The Board has determined that each of our current directors is an “independent director” as that term is defined in NASDAQ Marketplace Rule 5605(a) (2). The independent directors generally meet in executive session at least quarterly.

The Board has also determined that each current member of the audit committee, the compensation committee, and the nominating and corporate governance committee meets the independence standards applicable to those committees prescribed by the NASDAQ, the SEC, and the Internal Revenue Service.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows fees for professional audit services billed to us by KPMG LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2015 and 2014, and fees billed to us by KPMG LLP for other services provided during 2015 and 2014:

Fees	2015	2014
Audit fees	$655,500	$492,800
Audit-related fees	23,500	15,200
Tax fees	35,000	35,000
Total	$714,000	$543,000

Audit fees are fees for the audit of our 2015 and 2014 consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, and other services that are provided in connection with statutory and regulatory filings.

Audit-related fees are fees that principally relate to assurance and related services that are related to the issuance of comfort letters for equity offerings and the audit of our 401(k) Plan.

Tax fees are fees for state and local tax consultation services.

Policy on Audit Committee Pre-Approval of Fees

The audit committee must pre-approve all services to be performed for us by KPMG LLP. Pre-approval is granted usually at regularly scheduled meetings of the audit committee. If unanticipated items arise between regularly scheduled meetings of the audit committee, the audit committee has delegated authority to the chairwoman of the audit committee to pre-approve services, in which case the chairwoman communicates such pre-approval to the full audit committee at its next meeting. The audit committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During 2015 and 2014, all services billed by KPMG LLP were pre-approved by the audit committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. The exhibits listed in the Exhibit Index attached hereto and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016	SAREPTA THERAPEUTICS, INC.

	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Interim Chief Executive Officer and Senior Vice President, Chief Medical Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2016:

Signature	Title

/s/ Edward M. Kaye, M.D.	Interim Chief Executive Officer and Senior Vice President, Chief Medical Officer (Principal Executive Officer)
Edward M. Kaye, M.D.

/s/ Sandesh Mahatme	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Sandesh Mahatme

*	Chairwoman of the Board
M. Kathleen Behrens, Ph.D.

*	Director
Richard Barry

*	Director
Jean-Paul Kress, M.D.

*	Director
William Goolsbee

*	Director
Claude Nicaise, M.D.

*	Director
Gil Price, M.D.

*	Director
Hans Wigzell, M.D., Ph.D.

By: /s/ Edward M. Kaye, M.D.

Edward M. Kaye, M.D.

Attorney-in-Fact (pursuant to previously filed power of attorney)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.