Form 10-Q
period 2016-03-31
Sarepta Therapeutics, Inc.
filed 2016-05-05
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	45,774,907
(Class)	(Outstanding as of April 29, 2016)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares and per share amounts)

	As of March 31, 2016	As of December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$38,001	$80,304
Short-term investments	91,155	112,187
Accounts receivable	3,990	3,977
Restricted investment	10,695	10,695
Other current assets	16,885	17,380
Total current assets	160,726	224,543
Restricted cash and investments	783	783
Property and equipment, net of accumulated depreciation of $25,826 and $24,594 as of March 31, 2016 and December 31, 2015, respectively	36,982	37,344
Patent costs, net of accumulated amortization of $2,774 and $2,620 as of March 31, 2016 and December 31, 2015, respectively	6,728	6,642
Other non-current assets	8,145	4,470
Total assets	$213,364	$273,782

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,673	$20,234
Accrued expenses	24,277	29,053
Current portion of long-term debt	7,604	5,936
Current portion of notes payable	—	2,493
Deferred revenue	3,303	3,303
Other current liabilities	1,303	1,275
Total current liabilities	55,160	62,294
Long-term debt	13,373	14,969
Deferred rent and other	5,869	6,172
Total liabilities	74,402	83,435
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 99,000,000 shares authorized; 45,767,497 and 45,629,529 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	1,097,787	1,089,508
Accumulated other comprehensive loss	(5)	(111)
Accumulated deficit	(958,825)	(899,055)
Total stockholders’ equity	138,962	190,347
Total liabilities and stockholders’ equity	$213,364	$273,782

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenue from research contracts and other grants	$—	$—
Operating expenses:
Research and development	38,826	39,165
General and administrative	20,876	22,697
Total operating expenses	59,702	61,862
Operating loss	(59,702)	(61,862)

Other income (loss):
Interest (expense) income and other, net	(68)	303
Total other income (loss)	(68)	303

Net loss	$(59,770)	$(61,559)

Other comprehensive income:
Unrealized gain on short-term securities - available-for-sale	106	78
Total other comprehensive income	106	78

Comprehensive loss	$(59,664)	$(61,481)
Net loss per share — basic and diluted	$(1.31)	$(1.49)

Weighted average number of shares of common stock outstanding for computing basic and diluted net loss per share	45,697	41,324

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(59,770)	$(61,559)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	1,397	1,280
Amortization of premium on available-for-sale securities and non-cash interest	242	315
Loss on abandonment of patents	15	131
Stock-based compensation	6,835	14,156
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(13)	—
Net (increase) decrease in other assets	(3,180)	7,413
Net decrease in accounts payable, accrued expenses, deferred revenue and other liabilities	(6,214)	(5,084)
Net cash used in operating activities	(60,688)	(43,348)

Cash flows from investing activities:
Purchase of property and equipment	(1,168)	(532)
Patent costs	(410)	(391)
Maturity of available-for-sale securities	21,000	44,750
Net cash provided by investing activities	19,422	43,827

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(2,525)	(25)
Proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program	1,488	431
Net cash (used in) provided by financing activities	(1,037)	406

(Decrease) increase in cash and cash equivalents	(42,303)	885

Cash and cash equivalents:
Beginning of period	80,304	73,551
End of period	$38,001	$74,436

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$409	$18
Supplemental schedule of non-cash investing activities and financing activities:
Property and equipment included in accrued expenses	$19	$45
Patent costs included in accrued expenses	$192	$100
Shares withheld for taxes	$44	$—
Capitalized interest	$—	$99

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

On April 25, 2016, the U.S. Food and Drug Administration (“FDA”) Peripheral and Central Nervous System Advisory Committee (“PCNSC”) met to review the new drug application (“NDA”) for eteplirsen as a treatment for DMD amenable to exon 51 skipping. The PCNSC voted 6 to 7 against the finding of substantial evidence from adequate and well-controlled studies that show that eteplirsen induces production of dystrophin to a level that is reasonably likely to predict clinical benefit (FDA Question #2). The PCNSC voted 3 to 7, with three abstentions, against finding substantial evidence based on the clinical results of the single historically-controlled study that eteplirsen is effective for treatment of DMD (FDA Question #7).  In three additional voting questions, the panel voted 5 to 7, with one abstention, against whether decisions to administer the 6-minute walk test (vs. conclusions that the patient could no longer walk) were sufficiently objective and free of bias and subjective decision-making by patients, their caregivers, and/or health care professionals to allow for a valid comparison between patients in Study201/202 and an external control group (FDA Question #4). The panel voted on the impact of the North Star Ambulatory Assessment with one panel member voting that it strengthened the persuasiveness of the findings in Study 201/202, with five voting that it weakened the persuasiveness, and seven voting that it had no effect (FDA Question #5). The panel also voted on the impact of the other tests of physical performance (e.g., rise time, 10-meter run/walk) on the persuasiveness of the findings in Study 201/202, with the result of one panel member voting that they strengthened the persuasiveness, two voting that they weakened the persuasiveness, and ten voting that they had no effect (FDA Question # 6). The FDA is not bound by the PCNSC’s recommendation but takes its advice into consideration when reviewing New Drug and Biologic License Applications in general. The Prescription Drug User Fee Act action date for eteplirsen remains at May 26, 2016. The Company is also researching and developing therapeutics using its technology for the treatment of drug resistant bacteria and infectious, rare and other human diseases.

The Company has not generated any revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if it does achieve revenue from product sales, the Company is likely to continue to incur operating losses in the near term.

As of March 31, 2016, the Company had approximately $140.6 million of cash, cash equivalents and investments, consisting of $38.0 million of cash and cash equivalents, $91.2 million of short-term investments and $11.5 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of March 31, 2016 is sufficient to fund its current operational plan for the next twelve months, though it may pursue additional cash resources through public or private financings, seek additional government funding and establish collaborations with or license its technology to other companies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), reflect the accounts of Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries. All inter-company transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based awards, research and development expenses and income taxes.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, with early adoption permitted. As of March 31, 2016, the Company has not elected to adopt this guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes Topic 840, “Leases”. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As of March 31, 2016, the Company has not elected to adopt this guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued and to provide related disclosures. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, with early adoption permitted. As of March 31, 2016, the Company has not elected to adopt this guidance, and based on the Company's financial condition as of the date these financial statements were issued or available for issuance, the Company does not expect the adoption of this guidance to have any impact on the current period financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”. Under the new guidance, a company is required to recognize revenue when it transfers goods or renders services to customers at an amount that it expects to be entitled to in exchange for these goods or services. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative catch upon adoption transition method. This guidance is effective for the fiscal years beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which states that the mandatory effective date of this new revenue standard will be delayed by one year, with early adoption only permitted in fiscal year 2017. As of March 31, 2016, the Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$178	$178	$—	$—
Commercial paper	29,971	—	29,971	—
Government and government agency bonds	43,828	—	43,828	—
Corporate bonds	17,356	—	17,356	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$102,676	$11,521	$91,155	$—

	Fair Value Measurement as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$32,850	$32,850	$—	$—
Commercial paper	48,899	—	48,899	—
Government and government agency bonds	50,918	—	50,918	—
Corporate bonds	17,370	—	17,370	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$161,380	$44,193	$117,187	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2016.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds and corporate bonds. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing observable market data.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts for long-term debt approximate fair value based on market activity for other debt instruments with similar characteristics and comparable risk.

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2016 and December 31, 2015 was approximately 2 and 4 months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$38,001	$—	$—	$38,001
Commercial paper	29,972	—	(1)	29,971
Government and government agency bonds	43,826	3	(1)	43,828
Corporate bonds	17,362	—	(6)	17,356
Total assets	$129,161	$3	$(8)	$129,156
As reported:
Cash and cash equivalents	$38,001	$—	$—	$38,001
Short-term investments	91,160	3	(8)	91,155
Total assets	$129,161	$3	$(8)	$129,156

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$75,304	$—	$—	$75,304
Commercial paper	48,936	—	(37)	48,899
Government and government agency bonds	50,966	—	(48)	50,918
Corporate bonds	17,396	—	(26)	17,370
Total assets	$192,602	$—	$(111)	$192,491
As reported:
Cash and cash equivalents	$80,304	$—	$—	$80,304
Short-term investments	112,298	—	(111)	112,187
Total assets	$192,602	$—	$(111)	$192,491

5. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Manufacturing-related deposits	$12,934	$13,070
Prepaid expenses	2,880	3,109
Other	1,071	1,201
Total other current assets	$16,885	$17,380

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Prepaid clinical expenses	$4,228	$4,228
Manufacturing-related deposits	3,676	—
Other	241	242
Total other non-current assets	$8,145	$4,470

6. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Accrued clinical and preclinical costs	$10,170	$9,587
Accrued contract manufacturing costs	5,161	4,830
Accrued employee compensation costs	4,553	8,189
Accrued professional fees	2,957	4,258
Accrued research costs	663	629
Accrued facility-related costs	51	127
Other	722	1,433
Total accrued expenses	$24,277	$29,053

7. RESTRUCTURING

On March 8, 2016, the Company announced a long-term plan to consolidate all of the Company’s operations to Massachusetts and reduce workforce by approximately 19% as part of a strategic plan to increase operational efficiency. Over the course of the year, the Company plans to close its facility in Corvallis, Oregon, which primarily focused on early-stage research and research manufacturing. As part of the consolidation, research activities and some employees will transition to the Company’s facilities in Andover and Cambridge, Massachusetts. The consolidation efforts are planned to occur in four waves - May, October, November and December of 2016, with an estimated completion date of December 30, 2016. The Company estimates restructuring expenses of $1.7 million related to workforce reduction, which will be accrued as earned over the service period for each employee. The Company has not determined the financial impact from facility consolidation but is currently obligated to make $4.3 million of cash lease payments after the estimated completion date of the consolidation plan.

Costs associated with the workforce reduction primarily relate to employee severance and benefits. Facility consolidation costs are primarily associated with non-cancelable lease obligations. For the three months ended March 31, 2016, the Company incurred $0.5 million related to workforce reduction.

The following table summarizes the restructuring costs by function for the period indicated:

	For the Three Months Ended March 31, 2016 (in thousands)
	Cash	Non-cash (1)	Total
Research and Development	$357	$145	$502
General and Administration	31	—	31
Total restructuring costs	$388	$145	$533
(1)	The non-cash restructuring expense relates to acceleration of stock options.

The following table summarizes the restructuring reserve for the period indicated:

As of March 31, 2016 (in thousands)
Restructuring costs incurred during the period	$388
Amounts paid during the period	—
Restructuring reserve ending balance	$388

8. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2016		2015
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options*	1,205,776	$11.92	1,607,544	$10.35
Restricted stock awards**	25,775	$13.71	6,000	$13.90

*

Included in 2016 stock option grants are 287,500 options with performance conditions that are not currently probable of being achieved. If certain performance milestones are achieved within the required time frame, the Company may recognize up to $3.4 million of stock-based compensation related to these grants when performance is deemed probable. The remaining stock options granted during the periods presented in the table have only service-based criteria and vest over four years.

**

Included in 2016 restricted stock awards (“RSA”) are 18,755 shares granted to certain employees in lieu of a portion of their 2015 annual bonus payments. These RSA grants have six-month vesting schedules. The remaining RSAs will be fully vested by June 2017.

Stock-based Compensation Expense

For the three months ended March 31, 2016 and 2015, total stock-based compensation expense was $6.7 million and $14.2 million, respectively. Included in the amount for the three months ended March 31, 2015 is $8.7 million of stock-based compensation expense incurred in connection with the resignation of the Company’s former Chief Executive Officer (“CEO”). The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31
	2016	2015
	(in thousands)
Research and development	$2,449	$2,446
General and administrative	4,241	11,710
Total stock-based compensation expense	$6,690	$14,156

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31
	2016	2015
	(in thousands)
Stock options	$5,698	$13,551
Restricted stock awards	184	42
Stock appreciation rights	115	147
Employee stock purchase plan	693	416
Total stock-based compensation expense	$6,690	$14,156

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

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net loss	$(59,770)	$(61,559)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss per share	45,697	41,324
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	45,697	41,324
Net loss per share — basic and diluted	$(1.31)	$(1.49)

*

For the three months ended March 31, 2016 and 2015, stock options, RSAs and stock appreciation rights to purchase approximately 7.9 million and 6.9 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES

Litigation

 In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et al., No. 14-cv-10201) (“Corban”) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for DMD, and sought damages in an unspecified amount. On March 31, 2015, the Court granted Sarepta’s motion to dismiss the plaintiffs’ amended complaint.  On August 12, 2015, the Court denied the plaintiffs’ April 30, 2015 motion for leave seeking to file a further amended complaint, and on September 22, 2015, the Court dismissed the case. The plaintiffs filed a Notice of Appeal in the Court of Appeals for the First Circuit on September 29, 2015.  On January 27, 2016, the plaintiffs filed a motion to vacate the District Court’s order denying leave to amend and dismissing the case, during the pendency of which the plaintiffs’ appeal was stayed.  On April 21, 2016, the Court denied that motion.  A briefing schedule for the plaintiffs’ appeal will be set by the First Circuit. An estimate of the possible loss or range of loss cannot be made at this time.

Another purported class action complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 (Kader v. Sarepta et.al 1:14-cv-14318) (“Kader”), asserting that the Company and certain of its officers violated Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5. The plaintiffs’ amended complaint, filed on March 20, 2015, alleged that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. The plaintiffs sought compensatory damages and fees.  On April 5, 2016, the Court granted Sarepta’s motion to dismiss the amended complaint.  On April 8, 2016, the plaintiffs filed a motion for leave to further amend the complaint, which Sarepta opposed on April 22, 2016.  That motion remains pending. An estimate of the possible loss or range of loss cannot be made at this time.

In addition, three derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Case No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 24, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of the NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts. On March 29, 2016, the parties submitted a stipulation of dismissal, and the Court approved the dismissal with prejudice as to plaintiffs Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, with each side bearing its own fees, costs and expenses. A third derivative complaint was filed was filed in the U.S. District Court for the District of Massachusetts on March 16, 2016 (Dawn Cherry, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Behrens et. al., 1:16-cv-10531-ADB). The claims allege that the defendants authorized the Company to make materially false and misleading statements about the Company’s business prospects in connection with its development of eteplirsen from July 10, 2013 to the present. Plaintiffs seek unspecified damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. An estimate of the possible loss or range of loss cannot be made at this time.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et. al vs. Goolsbee et. al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former CEO, Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian’s not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of allegedly excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a declaration that the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting was ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. We have reached an agreement in principle with the parties in the McDonald suit and do not believe that disposition of the McDonald suit will have a material financial impact on the Company.

11. SUBSEQUENT EVENT

On April 29, 2016, the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (“USPTO”) entered a judgment on the motions to end Interference No. 106,007 between U.S. Patent No. 8,455,636 held by the Company (under license from the University of Western Australia) and U.S. Application No. 11/233,495 held by BioMarin Pharmaceutical, Inc. (“BioMarin”) (under license from Academisch Ziekenhuis Leiden) related to exon 53 skipping therapies, including SRP-4053, designed to treat DMD. The PTAB ordered: (i) the final refusal of all claims of BioMarin’s U.S. Application No. 11/233,495, with the exception of claim 77; and (ii) cancellation of all claims in the Company’s U.S. Patent No. 8,455,636, in each case based on its decision of various motions. Notably, the PTAB granted the Company’s motion, with exception to claim 77, asserting that BioMarin’s claims in U.S. Application No. 11/233,495 are unpatentable as not being supported by an adequate written description and are not enabled. The PTAB denied the Company’s motion filed in November 2014 requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of this Interference No. 106,007, including SRP-4053, and between the Company’s U.S. Patent No. 8,455,636 and BioMarin’s U.S. Application No. 14/248,279.  In addition, the PTAB granted BioMarin’s motions asserting that the Company’s claims in U.S. Patent No. 8,455,636 are unpatentable as being obvious in view of certain prior art or as claiming unpatentable subject matter.  The PTAB denied BioMarin’s motion to add two additional claims to its U.S. Application No. 11/233,495.  This judgment of the PTAB is subject to appeal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•

our expectations regarding the timing of research, development, preclinical and clinical trial results, data and analyses relating to the safety profile and potential clinical benefits of our product candidates, including eteplirsen, our phosphorodiamidate morpholino oligomer (“PMO”) chemistries, our other PMO-based chemistries and our other RNA-targeted technologies;

•

our expectations regarding the Food and Drug Administration’s (“FDA”) interpretation of our data and information on our product candidates, PMO and PMO-based chemistries and RNA-targeted technologies and the impact on our business of the FDA’s interpretations on our FDA submissions (including our investigational new drug applications (“INDs”) and new drug applications (“NDAs”)), filing decisions by the FDA, potential advisory committee meeting dates and advisory committee recommendations, and FDA product approval decisions and related timelines;

•	our ability to respond to FDA requests during the regulatory process for each of our product candidates, including eteplirsen;
•

the FDA’s pending decision on our eteplirsen NDA by the Prescription Drug User Fee Act (“PDUFA”) action date of May 26, 2016 and the impact on our business if eteplirsen does not receive marketing approval by the PDUFA action date, including the possibility that we will have to delay or terminate some of our pre-clinical and clinical studies and cut certain programs from our pipeline of product candidates;

•

our investment in and activities in preparation for a potential commercial launch of eteplirsen, including negotiating and entering into commercial and supply contracts, scaling up manufacturing and hiring commercial positions and the impact of winding down or terminating these commitments if the FDA does not approve our eteplirsen NDA;

•

our estimates regarding how long our currently available cash, cash equivalents and investments will be sufficient to finance our operations and business plans and statements about our future capital needs;

•

our ability to raise additional funds to support our business plans, potential limitations on our ability to raise additional funds if eteplirsen does not receive approval by the PDUFA action date, the possibility that MidCap Financial might take the position that not getting approval by the PDUFA action date is an event of default under our credit and security agreement, and the impact of our credit and security agreement with MidCap Financial on our financial condition and future operations;

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

•

our ability to effectively manage the clinical trial process for our product candidates on a timely basis, including our ability to conduct a placebo-controlled confirmatory study for eteplirsen in the U.S. using an exon 53-skipping product candidate and any potential delays or changes to this study or our other studies if the FDA does not provide marketing approval for eteplirsen by the PDUFA date;

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
•

the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs, and our ability to maintain patent protection for our technologies and programs;

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

•

our ability to successfully challenge the patent positions of our competitors and successfully defend our patent positions in the actions that the United States Patent and Trademark Office or any appeals court may take or has taken with respect to our patent claims or those of third parties, including with respect to interferences that have been declared between our patents and patent applications held by BioMarin Pharmaceuticals, Inc., relating to eteplirsen and SRP-4053 and our expectations regarding the impact of these interferences on our business plans, including our current commercialization plans for eteplirsen and SRP-4053;

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
•

our succession plan, including the search for a permanent Chief Executive Officer (“CEO”) and the effect that the changes in management could have on the Company, its business plans and its regulatory and clinical discussions and relationships.

All forward-looking statements are based on information available to us on the date of this Quarterly Report on Form 10-Q and we will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on forward-looking statements. Our actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Applicable risks and uncertainties include, among others, that: the FDA may further delay our PDUFA action date or may not approve eteplirsen as a DMD therapeutic; we may be delayed or may not be able to comply with the FDA’s requests for additional information in connection with our eteplirsen NDA; the additional information and data we collect for eteplirsen may not be consistent with prior data or results; we may be delayed in and may not be able to successfully conduct or obtain positive results in our current and planned clinical trials for eteplirsen and other product candidates in our pipeline; if the FDA does not provide marking approval for eteplirsen by the PDUFA action date, we will need to change our current business plans including by potentially delaying or terminating our commercialization contracts,  certain of our pre-clinical programs and clinical studies and reducing our pipeline and workforce;  we may not have sufficient funds to execute on our business plans and strategy; we may not be able to obtain regulatory approvals for our product candidates in a timely manner nor achieve commercial viability; we may not be able to incorporate our PMO and other technology into therapeutic commercial products; we may not be able to successfully navigate the uncertainties related to regulatory processes; we may not be able to demonstrate acceptable levels of safety, efficacy and quality in our product candidates through our preclinical and clinical trials; compliance with environmental laws could have a negative impact on our business if we are not able to effectively manage our real estate, manufacturing and other Company operations that may deal with hazardous materials; we rely on third parties to provide service, including the manufacturing of our product candidates, in connection with our preclinical and clinical development programs and commercialization plan and we may not be able to secure the service or quality of service we need from third parties; the pharmaceutical industry is subject to greater government scrutiny and regulation, and we may not be able to respond to changing laws and regulations affecting our industry, including any reforms to the regulatory approval process administered by the FDA or changing enforcement practices related thereto; we may not be able to obtain and maintain patent protection for our product candidates, preserve our trade secrets or prevent third parties from infringing on our proprietary rights; we may not be able to capitalize on our executive team’s relationships and expertise to meet our expected timelines for regulatory submissions, clinical development plans and bringing our product candidates to market; we may not be able to hire and retain key personnel or attract qualified personnel, including a permanent full-time CEO; we may not be able to establish and maintain arrangements with third parties who are able to meet manufacturing needs for large-scale clinical trials or potential commercial needs within sufficient timelines or at acceptable costs; competitive products and pricing may have a negative impact on our business; there are uncertainties associated with our future capital needs; we may not be able to raise additional funds to execute our business plans; we may not be able to attract sufficient capital or to enter into strategic relationships; the outcome of our patent interferences, investigations and litigation and associated damages and expenses is uncertain; and those risks and uncertainties discussed in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our RNA-targeted technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD in the U.S. Eteplirsen is our lead therapeutic candidate for DMD. If we are successful in our development efforts, eteplirsen will address an unmet medical need. We are in the process of conducting or starting several studies for product candidates designed to skip exons 51, 45 and 53 in the U.S. and in Europe. These are comprised of (i) studies to further evaluate eteplirsen that include an open label extension of our Phase IIb study, a confirmatory trial in ambulatory patients, a study on participants with advanced stage DMD and a study with participants with early stage DMD, (ii) a dose-ranging study for our product candidate designed to skip exon 45, (iii) a two-part randomized, double-blind, placebo-controlled, dose titration safety, tolerability and pharmacokinetics study (Part I) followed by an open label efficacy and safety study (Part II) with a product candidate designed to skip exon 53 and (iv) a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53 for which we have satisfactorily addressed FDA inquiries on preclinical data relating to the exon 53-skipping product candidate.

On April 25, 2016, the FDA Peripheral and Central Nervous System Advisory Committee (“PCNSC”) met to review the NDA for eteplirsen as a treatment for DMD amenable to exon 51 skipping. The PCNSC voted 6 to 7 against the finding of substantial evidence from adequate and well-controlled studies that show that eteplirsen induces production of dystrophin to a level that is reasonably likely to predict clinical benefit (FDA Question #2). The PCNSC voted 3 to 7, with three abstentions, against finding substantial evidence based on the clinical results of the single historically-controlled study that eteplirsen is effective for treatment of DMD (FDA Question #7).  In three additional voting questions, the panel voted 5 to 7, with one abstention, against whether decisions to administer the 6-minute walk test (vs. conclusions that the patient could no longer walk) were sufficiently objective and free of bias and subjective decision-making by patients, their caregivers, and/or health care professionals to allow for a valid comparison between patients in Study201/202 and an external control group (FDA Question #4). The panel voted on the impact of the North Star Ambulatory Assessment with one panel member voting that it strengthened the persuasiveness of the findings in Study 201/202, with five voting that it weakened the persuasiveness, and seven voting that it had no effect (FDA Question #5). The panel also voted on the impact of the other tests of physical performance (e.g., rise time, 10-meter run/walk) on the persuasiveness of the findings in Study 201/202, with the result of one panel member voting that they strengthened the persuasiveness, two voting that they weakened the persuasiveness, and ten voting that they had no effect (FDA Question # 6). The FDA is not bound by the PCNSC’s recommendation but takes its advice into consideration when reviewing New Drug and Biologic License Applications in general. The PDUFA action date for eteplirsen remains at May 26, 2016.

In addition to our DMD program, we have also leveraged the capabilities of our RNA-targeted technology platforms to develop therapeutic candidates for the treatment of infectious diseases such as influenza, Marburg and Ebola under prior contracts with the U.S. Department of Defense (“DoD”), however, further development of these product candidates would be conditioned, in part, on obtaining additional funding, collaborations or emergency use. Our discovery and research programs include collaborations with various third parties and focus on developing therapeutics in rare, genetic, anti-bacterial, neuromuscular and central nervous system diseases amongst other diseases. We are exploring the application of our PMO platform technology in various diseases.

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

We have not generated any revenue from product sales to date and there can be no assurance that revenue from product sales will be achieved. Even if we achieve revenue from product sales, we are likely to continue to incur operating losses in the near term.

As of March 31, 2016, we had approximately $140.6 million of cash, cash equivalents and investments, consisting of $38.0 million of cash and cash equivalents, $91.2 million of short-term investments and $11.5 million of restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months. As of December 31, 2014, we had completed all development activities under the agreements with the DoD. We are currently exploring possibilities for funding, collaboration and other avenues to support further development of these Ebola, Marburg and influenza product candidates. Without funding from the U.S. government, we would likely curtail certain infectious disease research and development efforts, though we may pursue additional cash resources through public or private financings, seek additional government funding and establish collaborations with or license our technology to other companies.

The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with government sponsored programs and the complex regulatory environment in which we operate. There can be no assurance that we will ever achieve commercialization, significant revenue or profitable operations.

Key Financial Metrics

Revenue

Revenue from Research Contracts and Other Grants. We recognize revenue from research contracts and other grants during the period in which the related expenses are incurred and present such revenue and related expenses on a gross basis in the unaudited condensed consolidated financial statements. Our government contracts are subject to government audits, which may result in catch-up adjustments.

If a technology, right, product or service is separate and independent of our performance under other elements of an arrangement, we defer recognition of non-refundable up-front fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, such up-front fees are deferred and recognized over the period of continuing involvement. As of March 31, 2016, we had deferred revenue of $3.3 million, which represents up-front fees which we may recognize as revenue upon settlement of certain obligations.

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

Future research and development expenses may increase as our internal projects, such as those for our DMD product candidates, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for eteplirsen, including a confirmatory trial in the U.S. We completed Part I and are conducting Part II of a Phase I/IIa clinical trial for an exon 53-skipping product candidate in the E.U. We have also initiated a dose-ranging study for our exon 45-skipping product candidate in the U.S. We are also planning to initiate a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53 in the U.S. and E.U. The remainder of our research and development programs are in various stages of research and preclinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be unsafe or ineffective during clinical trials, may have clinical trials that take longer to complete than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

General and Administrative. General and administrative expenses consist principally of salaries, benefits, stock-based compensation and related costs for personnel in our executive, finance, legal, information technology, business development, human resource, commercial and other general and administrative functions. Other general and administrative expenses include an allocation of our facility costs and professional fees for legal, consulting and accounting services.

Interest (Expense) Income and Other, Net. Interest (expense) income and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense and rental income. Our cash equivalents and investments consist of commercial paper, government and government agency debt securities, money market investments and certificates of deposit. Interest expense includes interest incurred on our senior secured term loan and our mortgage loans related to our Corvallis, Oregon property, a substantial portion of which has been leased to a third party since November 2011. Rental income is from leasing excess space in some of our facilities.

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

There have been no material changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2015.

Results of Operations for the Three and Nine Months Ended March 31, 2016 and 2015

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
	2016	2015	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$—	$—	$—	NA
Operating expenses:
Research and development	38,826	39,165	(339)	(1)%
General and administrative	20,876	22,697	(1,821)	(8)%
Total operating expenses	59,702	61,862	(2,160)	(3)%
Operating loss	(59,702)	(61,862)	2,160	(3)%
Other income (loss):
Interest (expense) income and other, net	(68)	303	(371)	(122)%
Net loss	$(59,770)	$(61,559)	$1,789	(3)%

Net loss per share — basic and diluted	$(1.31)	$(1.49)	$0.18	(12)%

Revenue

As of December 31, 2014, we had completed all development activities related to our contracts with the U.S. government. Therefore, no revenue was recognized for the three months ended March 31, 2016 or 2015. The majority of the revenue under our U.S. government contracts has been recognized as of March 31, 2016 and only revenue for contract finalization, if any, is expected in the future.

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

	For the Three Months Ended March 31,
	2016	2015	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$20,012	$21,642	$(1,630)	(8)%
Exon 45	1,432	2,884	(1,452)	(50)%
Exon 53	1,893	927	966	104%
Other projects	527	592	(65)	(11)%
Internal research and development expenses	14,962	13,120	1,842	14%
Total research and development expenses	$38,826	$39,165	$(339)	(1)%

The following tables summarize research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2016	2015	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$22,364	$23,854	$(1,490)	(6)%
Compensation and other personnel expenses	6,432	5,995	437	7%
Stock-based compensation	2,449	2,446	3	0%
Professional services	2,400	1,108	1,292	117%
Facility-related expenses	2,084	2,379	(295)	(12)%
Preclinical expenses	1,084	1,346	(262)	(19)%
Research and other	2,013	2,037	(24)	(1)%
Total research and development expenses	$38,826	$39,165	$(339)	(1)%

Research and development expenses for the three months ended March 31, 2016 decreased by $0.3 million, or 1%, compared with the three months ended March 31, 2015. The decrease was primarily due to a decrease of $1.5 million in clinical and manufacturing expenses, driven by a decrease in manufacturing activities due to timing of raw material purchases offset by increased enrollment in our ongoing clinical trials. The decrease was partially offset by an increase of $1.3 million in professional services primarily due to preparation for the potential regulatory approval of eteplirsen.

General and Administrative Expenses

The following tables summarize general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2016	2015	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$7,869	$3,698	$4,171	113%
Professional services	5,796	3,869	1,927	50%
Stock-based compensation	4,241	3,047	1,194	39%
Estimated severance expenses	—	9,287	(9,287)	(100)%
Other	2,970	2,796	174	6%
Total general and administrative expenses	$20,876	$22,697	$(1,821)	(8)%

General and administrative expenses for the three months ended March 31, 2016 decreased by $1.8 million, or 8%, compared with the three months ended March 31, 2015. This was primarily due to a decrease of $9.3 million in severance expenses related to the resignation of our former CEO on March 31, 2015 partially offset by increases of $4.2 million in compensation and other personnel expenses and $1.2 million in stock-based compensation primarily driven by an increase in headcount as well as $1.9 million in professional services primarily driven by preparation for the potential product launch for eteplirsen.

Interest (Expense) Income and Other, Net

For the three months ended March 31, 2016, interest expense and other, net was less than $0.1 million. For the three months ended March 31, 2015, interest income and other, net was $0.3 million. The unfavorable change was primarily driven by interest expense incurred in connection with the $20.0 million senior secured term loan.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2016	As of December 31, 2015	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$38,001	$80,304	$(42,303)	(53)%
Short-term investments	91,155	112,187	(21,032)	(19)%
Restricted cash and investments	11,478	11,478	—	(—)%
Total cash, cash equivalents and investments	$140,634	$203,969	$(63,335)	(31)%

Borrowings:
Long-term debt	$20,977	$20,905	$72	0%
Notes payable	—	2,493	(2,493)	(100)%
Total borrowings	$20,977	$23,398	$(2,421)	(10)%

Working capital
Current assets	$160,726	$224,543	$(63,817)	(28)%
Current liabilities	55,160	62,294	(7,134)	(11)%
Total working capital	$105,566	$162,249	$(56,683)	(35)%

Our principal sources of liquidity are from both equity and debt financings. Our principal uses of cash are research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

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

Cash Flows

	For the Three Months Ended
	March 31,
	2016	2015	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(60,688)	$(43,348)	$(17,340)	40%
Investing activities	19,422	43,827	(24,405)	(56)%
Financing activities	(1,037)	406	(1,443)	(355)%
(Decrease) increase in cash and cash equivalents	$(42,303)	$885	$(43,188)	(4,880)%

Operating Activities. The increase in cash used in operating activities of $17.3 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 was primarily due to unfavorable changes in operating assets and liabilities of $11.7 million and a decrease in non-cash adjustments of $7.4 million partially offset by a decrease of $1.8 million in net loss primarily driven by decreases in research and development and general and administrative expenses.

Investing Activities. The decrease in cash provided by investing activities was $24.4 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 was primarily driven by a decrease in maturity of available-for-sale securities of $23.8 million.

Financing Activities. The cash used in financing activities was $1.0 million for the three months ended March 31, 2016. The cash provided by financing activities was $0.4 million for the three months ended March 31, 2015. The unfavorable change of $1.4 million was primarily driven by a payment of $2.5 million for the promissory note related to the acquisition of our Andover, Massachusetts facility in May 2014 partially offset by an increase of $1.1 million in proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program.

Milestone Obligations

We are obligated to make up to $99.9 million of future development, upfront royalty and commercial milestone payments associated with some of our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2016, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2016, we had approximately $140.6 million of cash, cash equivalents and investments, comprised of $38.0 million of cash and cash equivalents, $91.2 million of short-term investments and $11.5 million of restricted cash and investments. Our cash equivalents and short-term investments consist of commercial paper, government and government agency debt securities, corporate bonds and money market investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2016, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2016, under the supervision and with the participation of our management, including our interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our interim CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2016, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et al., No. 14-cv-10201) (“Corban”) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its officers violated the federal securities laws in connection with disclosures related to eteplirsen, the Company’s lead therapeutic candidate for Duchenne muscular dystrophy, and sought damages in an unspecified amount. On March 31, 2015, the Court granted Sarepta’s motion to dismiss the plaintiffs’ amended complaint.  On August 12, 2015, the Court denied the plaintiffs’ April 30, 2015 motion for leave seeking to file a further amended complaint, and on September 22, 2015, the Court dismissed the case. The plaintiffs filed a Notice of Appeal in the Court of Appeals for the First Circuit on September 29, 2015.  On January 27, 2016, the plaintiffs filed a motion to vacate the District Court’s order denying leave to amend and dismissing the case, during the pendency of which the plaintiffs’ appeal was stayed.  On April 21, 2016, the Court denied that motion.  A briefing schedule for the plaintiffs’ appeal will be set by the First Circuit.

Another purported class action complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 (Kader v. Sarepta et.al 1:14-cv-14318) (“Kader”), asserting that the Company and certain of its officers violated Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5. The plaintiffs’ amended complaint, filed on March 20, 2015, alleged that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of a new drug application (“NDA”) for eteplirsen and the likelihood of the Food and Drug Administration (“FDA”) accepting the NDA based on that data. The plaintiffs sought compensatory damages and fees. On April 5, 2016, the Court granted Sarepta’s motion to dismiss the amended complaint.  On April 8, 2016, the plaintiffs filed a motion for leave to further amend the complaint, which Sarepta opposed on April 22, 2016.  That motion remains pending.

In addition, three derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed against the Company’s Board of Directors in the 215th Judicial District of Harris County, Texas (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Case No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On March 24, 2015, the parties agreed to abate the case pending the resolution of both suits pending in federal court in the District of Massachusetts, Corban and Kader. Additionally, on February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J.

Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of the NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 26, 2015, the parties agreed to stay the case pending the resolution of Kader, pending in federal court in the District of Massachusetts. On March 29, 2016, the parties submitted a stipulation of dismissal, and the Court approved the dismissal with prejudice as to Plaintiffs Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, with each side bearing its own fees, costs and expenses.  A third derivative complaint was filed was filed in the U.S. District Court for the District of Massachusetts on March 16, 2016 (Dawn Cherry, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Behrens et. al., 1:16-cv-10531-ADB).  The claims allege that the defendants authorized the Company to make materially false and misleading statements about the Company’s business prospects in connection with its development of eteplirsen from July 10, 2013 to the present. Plaintiffs seek unspecified damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et. al vs. Goolsbee et. al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former Chief Executive Officer, Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian’s not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of allegedly excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a declaration that the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting was ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. We have reached an agreement in principle with the parties in the McDonald suit and do not believe that disposition of the McDonald suit will have a material financial impact on the Company.

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

Risks Related to Our Business

If the U.S. Food and Drug Administration (“FDA”) makes a decision on eteplirsen that is consistent with the votes taken by the Peripheral and Central Nervous System Advisory Committee (“PCNSC”) on April 25, 2016 and does not approve our eteplirsen new drug application (“NDA”) by the currently planned Prescription Drug User Fee Act (“PDUFA”) action date, or at all, our business may be negatively impacted and we may suffer financial losses in connection with delaying or  terminating contracts, manufacturing commitments and employees hired in connection with our activities in preparation for a potential commercial launch as well as potentially delaying or terminating programs in our pipeline including pre-clinical and clinical studies.

On April 25, 2016, the PCNSC, among other votes, voted 6 - 7 against the finding of substantial evidence from adequate and well controlled studies that show that eteplirsen induces production of dystrophin to a level that is reasonably likely to predict clinical benefit (FDA Question #2). The advisory committee also voted 3 – 7, with three abstentions, against finding substantial evidence based on the clinical results of the single historically controlled study (Study 201/202) that eteplirsen is effective for treatment of DMD (FDA Question #7). While the FDA is not bound by the PCNSC’s determination, the FDA takes its advice into consideration when reviewing New Drug and Biologic License Applications.   Given the potential commercialization timelines, we commenced, and for the most part completed, certain pre-launch and commercialization investments and activities including, but not limited to, negotiating and entering into supply and other commercial agreements, scaling up manufacturing and hiring certain positions needed for pre-launch and commercial activities and operations. If the FDA delays or does not provide approval for our eteplirsen NDA by the currently planned PDUFA date of May 26, 2016, or at all, or we need to delay or discontinue our development and commercialization plans for eteplirsen for other reasons, our business and the development of our follow-on Duchenne muscular dystrophy (“DMD”) product candidates may be negatively impacted and we may incur financial losses in connection with delaying, winding down or terminating the investments, contracts and commitments we entered into for the purpose of positioning ourselves for a commercial launch of eteplirsen. Additionally, if the approval for eteplirsen is significantly delayed or not obtained, we will need to re-evaluate our pipeline and determine which of our programs will be delayed or terminated including with respect to our pre-clinical and clinical studies.

Most of our product candidates are at an early stage of development and may never receive regulatory approval.

          Our most advanced product candidate is eteplirsen for which the FDA is reviewing an NDA for which it held an advisory committee meeting on April 25, 2016 and which has a PDUFA action date of May 26, 2016. Eteplirsen is being evaluated in several clinical studies, including a confirmatory Phase III clinical trial. The exon 53-skipping product candidate, which we are working on with the SKIP-NMD consortium, is currently in the clinic in EU.  The Part I dose-titration portion of this Phase I/IIa study has been completed and Part II of the study is ongoing. We are also in the process of conducting a placebo-controlled dose titration study for our exon 45-skipping product candidate. Additionally, we are working towards initiating a clinical trial in the U.S. and the E.U. for exon 45- and 53-skipping product candidates and have satisfactorily responded to the FDA’s inquiries on pre-clinical data for this study relating to our exon-53 product candidate.  The remainder of our product candidates are in discovery or early stages of development. These product candidates will require significant further development, financial resources and personnel to develop into commercially viable products and obtain regulatory approval, if at all. Currently, eteplirsen, our exon 45-skipping product candidate, the exon 53-skipping product candidate we are developing with the SKIP-NMD consortium, each for DMD and radavirsen (formerly AVI-7100) for influenza are in active clinical development. Our other product candidates, including our anti-bacterials and AVI-7537 in Ebola/ and AVI-7288, are in discovery, preclinical development or inactive. Assuming eteplirsen is approved, we expect that much of our effort and many of our expenditures over the next several years will be devoted to clinical development and regulatory activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD, our infectious disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. We may be delayed, restricted, or unable to further develop our active and other product candidates or successfully obtain approvals needed to market them. In particular, if the FDA does not approve eteplirsen, we will need to re-evaluate our pipeline and which programs we are able to proceed with as well as which pre-clinical and clinical studies we may need to change, delay or terminate based on the FDA’s decision.

Our RNA-targeted antisense technology has not been incorporated into a therapeutic commercial product and is still at an early stage of development.

Our RNA-targeted platforms, utilizing proprietary phosphorodiamidate morpholino oligomer (“PMO”)-based technology, have not been incorporated into a therapeutic commercial product and are still at an early stage of development. This technology is used in all of our product candidates, including eteplirsen. Although we have conducted and are in the process of conducting clinical studies with eteplirsen, an exon 45-skipping product candidate and an exon 53-skipping product candidate and preclinical studies with our other product candidates that use our PMO-based antisense technology, additional studies may be needed to determine the safety and efficacy of our PMO-based antisense technology. In addition, nonclinical models used to evaluate the activity and toxicity of product candidate compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease. As such, there may be substantially different results observed in clinical trials from those observed in preclinical studies. Any failures or setbacks in developing or utilizing our PMO-based technology, including adverse effects in humans, could have a detrimental impact on our product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial condition.

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

To date, we have been granted orphan drug designation under the Orphan Drug Act by the FDA for two of our product candidates in DMD (including eteplirsen), AVI-7537 for the treatment of Ebola virus and AVI-7288 for the treatment of the Marburg virus. Upon approval from the FDA of an NDA, products granted orphan drug status are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA generally will not approve applications for other product candidates for the same orphan indication that contain the same active ingredient. Even if we are the first to obtain approval of an orphan product and are granted exclusivity in the United States, there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

We also have been granted orphan medicinal product designations in the E.U. for two of our product candidates in DMD (including eteplirsen). Product candidates granted orphan status in Europe can be provided with up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in Europe during that time period. Although we may have product candidates that may obtain orphan drug exclusivity in Europe, the orphan status and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

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

Even if we receive regulatory approvals for any of our product candidates, it is possible that their commercialization may be delayed or they may not become commercially viable products.

Even if a product candidate receives regulatory approval, the product may not gain market acceptance among physicians, patients, healthcare or third-party payers or the medical community, which could limit commercialization of the product. Assuming that any of our product candidates receives the required regulatory approvals, timing and success of commercialization will depend on a number of factors, including but not limited to the following:

•	the terms of the FDA’s package insert requirements and the time it would take the Company to produce the package insert and comply with any related FDA requirements;
•	demonstration and/or confirmation of clinical efficacy and safety and acceptance of the same by the medical community;
•	cost-effectiveness of the product;
•	the availability of adequate reimbursement by third parties, including government payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers;
•	the product’s potential advantage over alternative or competitive treatment methods;
•	whether the product can be manufactured in commercial quantities and at acceptable costs;
•	marketing and distribution support for the product;
•	any exclusivities or patent rights applicable to the product;
•	the market-size for the product which may be different than expected and may be limited or otherwise impacted by the FDA approved package insert for a product; and
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

•

The regulatory approval process for product candidates targeting orphan diseases, such as DMD, that use new technologies and processes, such as antisense oligonucleotide therapies, and novel endpoints, such as natural history data and dystrophin measures, is uncertain due to, among other factors, evolving interpretations of a new therapeutic class, the broad discretion of regulatory authorities, lack of precedent, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. We cannot be sure that any of our product candidates, including eteplirsen, will qualify for accelerated approval under FDASIA or any other expedited development, review and approval programs, or that, if a drug does qualify, that the product candidates will be approved, will be accepted as part of any such program or that the review time will be shorter than a standard review. As a result of uncertainty in the approval process, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned INDs and NDAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional patient muscle biopsies and dystrophin analyses), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, an advisory committee or regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could negatively impact the review of our NDA or result in a decision by the Company not to proceed with the development of a product candidate or an NDA submission for a product candidate based on feedback from regulators. For example, in reviewing the dystrophin data and analysis that we submitted for eteplirsen, the FDA previously expressed concerns with dystrophin as a surrogate endpoint and requested an independent assessment of dystrophin positive fibers measured in our eteplirsen Phase IIb study, which we provided. The FDA has also requested natural history data to better evaluate the ongoing clinical results of our eteplirsen 201/202 study, which we have also provided. Any material inconsistencies between our existing data and analysis and any new analysis and additional data we provide to the FDA, including the independent assessment of dystrophin positive fibers, safety data, natural history and data from a fourth biopsy that we have provided, could negatively impact the review of our eteplirsen NDA submission. While our studies demonstrate statistical significance, the FDA may not consider our six-minute walk test (“6MWT”) results, including our comparison of our 6MWT results to matched external natural history data, or, to the extent the FDA considers dystrophin a relevant biomarker, the dystrophin production observed in our studies, as demonstration of, or reasonably likely to predict a clinical benefit. Additionally, the FDA may determine, after evaluating the totality of our data and analysis package for a product candidate, or receiving the vote of an advisory committee, that such package does not support an NDA approval.

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

Due to the above factors, among others, our product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain regulatory approval, which would delay or eliminate any potential commercialization or product revenue for us and result in a material adverse effect on the Company that could involve changes, delays in or terminations of programs in our pipeline, delays or terminations of pre-clinical and clinical studies, termination of contracts related to the development of our product candidates and potential commercialization of eteplirsen which can include significant termination costs, workforce reductions and limited ability to raise additional funds to execute company plans.

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

Even after approval and commercialization of a product candidate, we would remain subject to ongoing regulatory compliance and oversight to maintain our approval. Conducting our confirmatory studies could take years to complete, could yield negative results or could result in an FDA determination that the studies do not provide the safety and efficacy requirements to maintain regulatory approval. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties or we may not be permitted to continue marketing our products, which could have a material adverse effect on our financial condition and harm our competitive position in the market place.

Our preclinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical and clinical studies that the product candidate is safe and effective in humans. Ongoing and future preclinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. Furthermore, success in preclinical and early clinical trials does not ensure that the subsequent trials we plan to conduct will be successful, nor does it predict final results of a confirmatory trial. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld. For example, in 2012, we completed Study 201, a U.S.-based Phase IIb 12-person clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. Following completion of this study, we initiated Study 202, an ongoing open label extension study with the same participants from Study 201. These trials were initiated, in part, to further demonstrate efficacy and safety, including the production of dystrophin, and explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. While Studies 201 and 202 demonstrated dystrophin production based on the measurements taken at weeks 24 and 48, respectively, and 6MWT results reported for weeks 62, 74, 84, 96 and 120 supported stabilization of disease progression, we cannot provide assurances that data from the ongoing open label extension study will continue to be positive or consistent through the study periods or that the interpretation by regulators, such as the FDA, of the data we collect for our product candidates, including for eteplirsen, will be consistent with our interpretations. For example, on July 10, 2014, we announced that the 6MWT results for week 144 in Study 202 showed a change in decline from 5%, which was observed prior to 144 weeks, to approximately 8.5%. Additionally, on January 12, 2015, we announced results for week 168 in Study 202, which showed continued ambulation across all patients evaluable on the test, however, patients showed a decline in distance walked on this measure since the week 144 time point. Further, on October 1, 2015 we announced additional clinical efficacy and safety data that demonstrated that (i) eteplirsen provided a statistically significant advantage of 151 meters in the ability of study participants to walk at three years versus an untreated external DMD control, (ii) eteplirsen-treated patients (n=12) experienced a slower rate of decline through week 192 versus untreated external DMD controls and (iii) the eteplirsen safety profile remained consistent with prior results. In January 2016, the FDA made public our eteplirsen Briefing Document Addendum (the “January 2016 Addendum”), which disclosed that at four years, 10 out of 12 patients on eteplirsen remained ambulatory while 10 out of 13 untreated patients in the external control had lost ambulation (one patient in the external control was still ambulatory at year four, while two patients in the external control were missing data at four years), a statistically significant difference. In addition, the January 2016 Addendum disclosed a statistically significant advantage of 162 meters in the ability of study participants to walk (as measured by the 6MWT) at four years.

If we do not obtain the required approvals to initiate the confirmatory trial for eteplirsen using our exon 45- and 53-skipping product candidates, the data from the confirmatory studies for eteplirsen do not produce the safety and efficacy data required by the FDA for obtaining or maintaining marketing approval, or the FDA does not accept the results of our eteplirsen confirmatory studies as supporting evidence of efficacy, we may need to continue working with the FDA on the design and subsequent execution of any further studies or analysis we plan to conduct or that may be required to obtain and maintain approval of eteplirsen or our other DMD product candidates. Any significant delays or negative developments in the confirmatory studies for eteplirsen could delay or otherwise negatively impact our development plans for our follow-on DMD product candidates, including potentially result in terminations of such programs. For example, in October 2014, we received meeting minutes from a Type B pre-NDA meeting that took place in September 2014 in which the FDA provided updated guidance regarding the information to be provided as part of, or at the time of, our NDA submission for eteplirsen. The guidance stated that the FDA was requiring additional data as part of the NDA submission, including the results from an independent assessment of dystrophin images, the 168 week clinical data from Study 202, and additional safety data from new patients exposed to eteplirsen, specifying the minimum number of patients and minimum duration of exposure. Additionally, the guidance also required patient-level natural history data to be obtained by us from independent academic institutions and requested MRI data from a recent study conducted by an independent group. Although we have provided data and information responsive to the FDA’s requests and continue to work to provide the FDA, our additional data and information may not support or result in the approval of our eteplirsen NDA submission.

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

As we prepare for larger and later stage clinical trials for our product candidates and the potential commercialization of eteplirsen, we are working to increase future manufacturing capacity and scale up production of some of the components of our drug products. During 2016, our focus remains on (i) achieving larger-scale manufacturing capacity for eteplirsen throughout the manufacturing supply chain and (ii) continuing to increase material and API production capacity to provide the anticipated amounts of drug product needed for our planned studies for our product candidates. We may not be able to successfully increase manufacturing capacity or scale up the production of materials, APIs and drug products, whether in collaboration with third-party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements or is cost-effective, or in a time frame required to meet our timelines for clinical trials, potential commercialization and other business plans, or at all. cGMP and other quality issues may arise during our efforts to increase manufacturing capacity and scale up production with our current or any new contract manufacturers. These issues may arise in connection with the underlying materials, the inherent properties of a product candidate itself or the product candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the APIs or finished drug product. In addition, in order to release product and demonstrate stability of product candidates for use in late stage clinical trials (and any subsequent drug products for commercial use), our analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate, or maintain validation of, our analytical methods or demonstrate adequate purity, stability or comparability of the product candidates in a timely or cost-effective manner, or at all. If we are unable to successfully validate our analytical methods or to demonstrate adequate purity, stability or comparability, the development of our product candidates and regulatory approval or commercial launch for any resulting drug products may be delayed, which could significantly harm our business.

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

We incurred an operating loss of $59.7 million for the three months ended March 31, 2016. Our accumulated deficit was $958.8 million as of March 31, 2016. Substantially all of our revenue to date has been derived from research and development contracts with the DoD, the last of which expired in July 2014. We have not yet generated any revenue from product sales and have generally incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and as we:

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

We will likely require additional capital from time to time in the future in order to continue the development of product candidates in our pipeline and to expand our product portfolio. The actual amount of funds that we may need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our preclinical and clinical testing, costs and timing relating to securing regulatory approvals and obtaining patent rights, regulatory changes, competitive and technological developments in the market, regulatory decisions, and any commercialization expenses related to any product sales, marketing, manufacturing and distribution. An unforeseen change in these factors, or others, might increase our need for additional capital.

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

Any of these factors could materially and adversely affect our business, financial condition and results of operations. While we do not believe that the failure of the FDA to approve eteplirsen by the PDUFA action date of May 26, 2016 would constitute a material adverse change as defined in the credit and security agreement, it is possible that MidCap Financial could take a different position that such a result constitutes a material adverse change. If MidCap were to prevail on this position and declare an event of default, MidCap Financial would have the right to increase the existing interest rate by an incremental three percent per annum and to accelerate the maturity of all principal and accrued interest under the credit and security agreement unless the event of default is waived by MidCap Financial. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service our indebtedness would increase.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. Such estimates and judgments include those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and accounting for and valuation of liability classified warrants. We base our estimates on historical experience, facts and circumstances known to us and on various other assumptions that we believe to be reasonable under the circumstances. We cannot provide assurances, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. If this is the case, we may be required to restate our consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline, which could in turn subject us to securities class action litigation.

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

Our former Chief Executive Officer (“CEO”) and President resigned on March 31, 2015 and we have appointed an interim CEO. No assurance can be made as to when we will hire a permanent CEO. The existing management team is actively managing the business in accordance with a business strategy approved by the board of directors.

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

We may not be able to obtain and maintain patent protection for our product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. For example, in July 2014, the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (“USPTO”) declared patent interferences between certain patents held by Sarepta (under license from the University of Western Australia, “UWA”) and patent applications held by BioMarin (under license from Academisch

Ziekenhuis Leiden, “AZL”) related to exon 51 and exon 53 skipping therapies designed to treat DMD. In particular, the PTAB declared Interference No. 106,008, which identifies Sarepta’s/UWA’s U.S. Patent Nos. 7,807,816 and 7,960,541, both covering eteplirsen, as interfering with BioMarin’s/AZL’s U.S. Application No. 13/550,210. The PTAB also declared Interference No. 106,007, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,455,636, covering SRP-4053, as interfering with  BioMarin’s/AZL’s U.S. Application No. 11/233,495. In September 2014, the PTAB declared a third patent interference relating to certain methods concerning the exon 51 skipping therapies that are the subject of Interference No. 106,008. In particular, the PTAB declared Interference No. 106,013, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,486,907, which covers certain methods of using eteplirsen, as interfering with  BioMarin’s/AZL’s U.S. Application No. 14/198,992. In addition, in a September 2014 Order in Interference No. 106,007, the PTAB authorized us to file a motion with the PTAB, which we filed in November 2014, requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of Interference No. 106,007, including SRP-4053, and between Sarepta’s/UWA’s U.S. Patent No. 8,455,636 and BioMarin’s/AZL’s U.S. Application No. 14/248,279. In Interference No. 106,013, we received notice on September 29, 2015 that the PTAB had issued a decision that resulted in a judgment against Sarepta and an order for the cancellation of Sarepta’s/UWA’s U.S. Patent No. 8,486,907 that covers certain methods of using eteplirsen thereby leaving open the possibility of  BioMarin’s/AZL’s competing U.S. Application No. 14/198,992 to issue and, if so, potentially provide a basis for BioMarin to allege that our product candidate, eteplirsen, infringes a patent granting from this application. We filed a Request for Rehearing that requests the PTAB to continue this interference, and the PTAB denied our Request on December 29, 2015. We appealed this decision to the U.S. Court of Appeals for the Federal Circuit on March 28, 2016, and this appeal was docketed as Case No. 16-1937. In Interference No. 106,007, the PTAB entered a judgment on the motions on April 29, 2016 to end this interference between U.S. Patent No. 8,455,636 held by Sarepta (under license from UWA) and U.S. Application No. 11/233,495 held by BioMarin (under license from AZL) related to exon 53 skipping therapies, including SRP-4053, designed to treat DMD.  The PTAB ordered: (i) the final refusal of all claims of BioMarin’s/AZL’s U.S. Application No. 11/233,495, with the exception of claim 77; and (ii) cancellation of all claims in Sarepta’s/UWA’s U.S. Patent No. 8,455,636, in each case based on its decision of various motions.  The PTAB denied our motion filed in November 2014 requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of this Interference No. 106,007, including SRP-4053, and between Sarepta’s U.S. Patent No. 8,455,636 and BioMarin’s U.S. Application No. 14/248,279, thereby leaving open the possibility of BioMarin’s/AZL’s competing U.S. Application No. 14/198,992 to issue and, if so, potentially provide a basis for BioMarin to allege that our product candidate, SRP-4053, infringes a patent granting from this application.  This judgment of the PTAB is subject to appeal.  We cannot make any assurances about the outcome of the remaining proceeding (Interference No. 106,007) or appeals of any of these three interferences. Any additional adverse rulings, which, in the case of Interference No. 106,008 concerning eteplirsen could come at any time and, if negative, could adversely affect our business and result in a decline in our stock price. If final resolution of the interferences and related appeals are not in our favor, then the Sarepta/UWA patents involved in these interferences, any other Sarepta/UWA patents or applications also found to be interfering, and any other Sarepta/UWA patents or applications may be invalidated or subject to invalidation, and as a result, we may not have any patent-based exclusivity available for our product candidates, which may have a material negative impact on our business plans. In addition, if final resolution of the interferences or related appeals are not in our favor, the USPTO may issue the BioMarin/AZL patent applications resulting in the grant of one or more patents that may provide a basis for BioMarin to allege that our product candidates, eteplirsen and/or SRP-4053, infringe such patents. In addition, these interferences, appeals and any subsequent litigation may require significant financial resources that we may have planned to spend on other Company objectives, resulting in delays or other negative impacts on such other objectives. In addition, BioMarin may continue to evaluate other opportunities to challenge our intellectual property rights or seek to broaden their patent positions in an attempt to cover our product candidates in the United States and in other jurisdictions. We are also aware of certain pending and granted claims that are held by BioMarin in Japan, Europe and certain other countries that may provide the basis for BioMarin or other parties to assert that eteplirsen infringes on such claims. Because we have not yet initiated an invalidation proceeding in these countries, the outcome and timing of any such proceeding cannot be predicted or determined as of the date of this report.

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

Any of these events could substantially harm our potential earnings, financial condition and operations. BioMarin, which is developing competitive pipeline products, has rights to patent claims that, absent a license, may preclude us from commercializing eteplirsen in several jurisdictions. BioMarin has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office (“EPO”), and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of eteplirsen in a European country where BioMarin has a patent corresponding to EP 1619249 would infringe on such patent. Both we and BioMarin have appealed the Opposition Division decision, submitted briefs in support of our respective positions and have also submitted responses to each other’s briefs. BioMarin filed arguments with the EPO in response to Sarepta’s previously filed briefs. The Opposition Division decision, if maintained at the appeals level, could have a substantial negative effect on our business and leaves open the possibility that BioMarin or other parties that have rights to such patent could assert that our product candidate, eteplirsen, infringes on such patent in a relevant European country. The timing and outcome of the appeal cannot be predicted or determined as of the date of this report. If as part of any appeal before the EPO we are unsuccessful in invalidating BioMarin’s claims that were maintained by the Opposition Division or if claims previously invalidated by the Opposition Division are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates could be materially impaired. Moreover, our ability to commercialize eteplirsen in a European country where BioMarin has a patent related to EP 1619249 while the appeal process remains ongoing before the EPO Board of Appeals could be materially impaired. In addition, we are aware of various divisional applications relating to EP 1619249 that are being pursued by BioMarin, which are pending and in some cases are granted.  Any of these granted patents can also materially impair our ability to commercialize eteplirsen or our other therapeutic candidates, such as SRP-4045 and SRP-4053.

We are also aware of existing patent claims BioMarin is pursuing in the United States, including those involved in the interferences declared by the USPTO in July 2014 and September 2014 and discussed in these risk factors, and others that it has or is pursuing in other countries, that where granted may provide the basis for BioMarin or other parties to assert that commercialization of eteplirsen and certain other of our product candidates would infringe on such claims. Some of these existing patent claims have granted and may provide a basis for BioMarin to allege that our product candidate, eteplirsen, infringes such granted claims.  These patent claims may materially impair our ability to commercialize eteplirsen.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, our stock has increased as much as 60% in a single day or decreased as much as 55% in a single day. We expect that our stock could have a material swing in its trading price in connection with the FDA’s upcoming decision relating to our eteplirsen NDA. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

As of March 31, 2016, there were approximately 45.8 million shares of common stock outstanding and outstanding awards to purchase 7.9 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2016, there were 0.6 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, less than 0.1 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and 1.0 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 5, 2016	By:	/s/ EDWARD KAYE, MD
Edward Kaye, MD
Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ SANDESH MAHATME
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