Form 10-Q
period 2016-06-30
Sarepta Therapeutics, Inc.
filed 2016-08-09
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	47,899,532
(Class)	(Outstanding as of August 3, 2016)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares and per share amounts)

	As of June 30, 2016	As of December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$111,819	$80,304
Short-term investments	11,396	112,187
Accounts receivable	3,982	3,977
Restricted investment	10,695	10,695
Other current assets	15,302	17,380
Total current assets	153,194	224,543
Restricted cash and investments	783	783
Property and equipment, net of accumulated depreciation of $27,148 and $24,594 as of June 30, 2016 and December 31, 2015, respectively	36,158	37,344
Patent costs, net of accumulated amortization of $2,903 and $2,620 as of June 30, 2016 and December 31, 2015, respectively	6,991	6,642
Other non-current assets	6,942	4,470
Total assets	$204,068	$273,782

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,133	$20,234
Accrued expenses	35,064	29,053
Current portion of long-term debt	10,106	5,936
Current portion of notes payable	—	2,493
Deferred revenue	3,303	3,303
Other current liabilities	1,324	1,275
Total current liabilities	66,930	62,294
Long-term debt	10,111	14,969
Deferred rent and other	5,567	6,172
Total liabilities	82,608	83,435
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 99,000,000 shares authorized; 47,870,205 and 45,629,529 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	1,142,580	1,089,508
Accumulated other comprehensive income (loss)	1	(111)
Accumulated deficit	(1,021,126)	(899,055)
Total stockholders’ equity	121,460	190,347
Total liabilities and stockholders’ equity	$204,068	$273,782

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue from research contracts and other grants	$—	$—	$—	$—
Operating expenses:
Research and development	44,348	29,180	83,174	68,345
General and administrative	17,752	12,927	38,628	35,624
Total operating expenses	62,100	42,107	121,802	103,969
Operating loss	(62,100)	(42,107)	(121,802)	(103,969)

Other income (loss):
Interest (expense) income and other, net	(201)	256	(269)	559
Total other (loss) income	(201)	256	(269)	559

Net loss	$(62,301)	$(41,851)	$(122,071)	$(103,410)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term securities - available-for-sale	6	(2)	112	76
Total other comprehensive income (loss)	6	(2)	112	76

Comprehensive loss	$(62,295)	$(41,853)	$(121,959)	$(103,334)
Net loss per share — basic and diluted	$(1.35)	$(1.01)	$(2.66)	$(2.50)

Weighted average number of shares of common stock outstanding for computing basic and diluted net loss per share	46,157	41,357	45,927	41,341

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(122,071)	$(103,410)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	2,873	2,571
Amortization of premium on available-for-sale securities, loss from sale of available-for-sale securities and non-cash interest	394	613
Loss on abandonment of patents	24	132
Stock-based compensation	13,665	20,086
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(5)	—
Net (increase) decrease in other assets	(394)	8,695
Net increase (decrease) in accounts payable, accrued expenses, deferred revenue and other liabilities	1,542	(566)
Net cash used in operating activities	(103,972)	(71,879)

Cash flows from investing activities:
Purchase of property and equipment	(1,587)	(1,169)
Patent costs	(768)	(640)
Purchase of available-for-sale securities	—	(49,631)
Sale and maturity of available-for-sale securities	100,712	98,650
Net cash provided by investing activities	98,357	47,210

Cash flows from financing activities:
Proceeds from borrowings, net of debt issuance costs	—	19,734
Repayments of long-term debt and notes payable	(2,551)	(49)
Proceeds from exercise of options, purchase of stock under the Employee Stock Purchase Program and sales of common stock	39,681	971
Net cash provided by financing activities	37,130	20,656

Increase (decrease) in cash and cash equivalents	31,515	(4,013)

Cash and cash equivalents:
Beginning of period	80,304	73,551
End of period	$111,819	$69,538

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$828	$37
Supplemental schedule of non-cash investing activities and financing activities:
Property and equipment included in accrued expenses	$99	$—
Accrual for senior secured term loan principal payment	$833	$—
Accrual for debt issuance costs related to the senior secured term loan	$400	$540
Patent costs included in accrued expenses	$259	$170
Accrual for offering costs related to the June 2016 equity offering	$170	$—
Shares withheld for taxes	$104	$—
Capitalized interest	$—	$99

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

On April 25, 2016, the U.S. Food and Drug Administration (“FDA”) Peripheral and Central Nervous System Advisory Committee (“PCNSC”) met to review the new drug application (“NDA”) for eteplirsen as a treatment for DMD in patients with mutations that are amenable to exon 51 skipping. The PCNSC voted 6 to 7 against the finding of substantial evidence from adequate and well-controlled studies that show that eteplirsen induces production of dystrophin to a level that is reasonably likely to predict clinical benefit (FDA Question #2). The PCNSC voted 3 to 7, with three abstentions, against finding substantial evidence based on the clinical results of the single historically-controlled study that eteplirsen is effective for treatment of DMD (FDA Question #7).  In three additional voting questions, the panel voted 5 to 7, with one abstention, against whether decisions to administer the 6-minute walk test (vs. conclusions that the patient could no longer walk) were sufficiently objective and free of bias and subjective decision-making by patients, their caregivers, and/or health care professionals to allow for a valid comparison between patients in Study201/202 and an external control group (FDA Question #4). The panel voted on the impact of the North Star Ambulatory Assessment with one panel member voting that it strengthened the persuasiveness of the findings in Study 201/202, with five voting that it weakened the persuasiveness, and seven voting that it had no effect (FDA Question #5). The panel also voted on the impact of the other tests of physical performance (e.g., rise time, 10-meter run/walk) on the persuasiveness of the findings in Study 201/202, with the result of one panel member voting that they strengthened the persuasiveness, two voting that they weakened the persuasiveness, and ten voting that they had no effect (FDA Question # 6). The FDA is not bound by the PCNSC’s recommendation but takes its advice into consideration when reviewing New Drug and Biologic License Applications in general. The Prescription Drug User Fee Act action (“PDUFA”) date for eteplirsen was May 26, 2016.

However, on May 25, 2016, the Company announced that the FDA notified it that the FDA is continuing its review and internal discussions related to the Company’s pending NDA for eteplirsen and will not be able to complete its work by the PDUFA goal date of May 26, 2016. The FDA has communicated that they will continue to work past the PDUFA goal date and strive to complete their work in as timely a manner as possible. On June 6, 2016, the Company announced that the FDA requested that the Company provide dystrophin data, as measured by western blot, from biopsies already obtained from the ongoing confirmatory study of eteplirsen, as part of its ongoing evaluation of the eteplirsen NDA.

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

As of June 30, 2016, the Company had approximately $134.7 million of cash, cash equivalents and investments, consisting of $111.8 million of cash and cash equivalents, $11.4 million of short-term investments and $11.5 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of June 30, 2016 is sufficient to fund its current operational plan for the next twelve months, though it may pursue additional cash resources through public or private financings, seek additional government funding and establish collaborations with or license its technology to other companies.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, with early adoption permitted. As of June 30, 2016, the Company has not elected to early adopt this guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes Topic 840, “Leases”. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As of June 30, 2016, the Company has not elected to early adopt this guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued and to provide related disclosures. ASU No. 2014-15 will be effective for the annual period ending after December 15, 2016, with early adoption permitted. As of June 30, 2016, the Company has not elected to early adopt this guidance, and based on the Company's financial condition as of the date these financial statements were issued or available for issuance, the Company does not expect the adoption of this guidance to have any impact on the current period financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”. Under the new guidance, a company is required to recognize revenue when it transfers goods or renders services to customers at an amount that it expects to be entitled to in exchange for these goods or services. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative catch upon adoption transition method. This guidance is effective for the fiscal years beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which states that the mandatory effective date of this new revenue standard will be delayed by one year, with early adoption only permitted in fiscal year 2017. During the second quarter of 2016, the FASB issued three amendments to the new revenue standard to address some application questions: ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09”, and ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. These three amendments will be effective upon adoption of Topic 606. As of June 30, 2016, the Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

3. SIGNIFICANT AGREEMENT

University of Western Australia

In April 2013, the Company and the University of Western Australia (“UWA”) entered into an agreement under which an existing exclusive license agreement between the Company and UWA was amended and restated (the “Amended and Restated UWA License Agreement”). The Amended and Restated UWA License Agreement grants the Company specific rights to the treatment of DMD by inducing the skipping of certain exons and eteplirsen falls under the scope of the license agreement. Under the Amended and Restated UWA License Agreement, the Company may be required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the Amended and Restated UWA License Agreement. However, the Company has the option to purchase future royalties up-front. Under this option, the Company may be required to make a one-time royalty payment of $30.0 million to UWA.

In June 2016, the Company and UWA entered into the first amendment to the Amended and Restated UWA License Agreement (the “First Amendment”). Under the First Amendment, the Company was obligated to make an up-front payment of $7.0 million to UWA upon execution of the amendment. Under the terms of the First Amendment, UWA has waived certain rights and amended the timing of certain payments under the Amended and Restated UWA License Agreement. The Company is still obligated to make $20.0 million payments to UWA upon successful achievement of certain commercial milestones.

For the three and six months ended June 30, 2016, the Company recorded $7.0 million relating to the up-front payment to UWA as research and development expense in the unaudited condensed consolidated statement of operations and comprehensive loss.

4. FAIR VALUE MEASUREMENTS

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$25,102	$25,102	$—	$—
Commercial paper	4,998	—	4,998	—
Government and government agency bonds	3,068	—	3,068	—
Corporate bonds	3,330	—	3,330	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$47,841	$36,445	$11,396	$—

	Fair Value Measurement as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$32,850	$32,850	$—	$—
Commercial paper	48,899	—	48,899	—
Government and government agency bonds	50,918	—	50,918	—
Corporate bonds	17,370	—	17,370	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$161,380	$44,193	$117,187	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2016.

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

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2016 and December 31, 2015 was approximately 9 and 4 months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$111,819	$—	$—	$111,819
Commercial paper	4,998	—	—	4,998
Government and government agency bonds	3,067	1	—	3,068
Corporate bonds	3,330	—	—	3,330
Total assets	$123,214	$1	$—	$123,215
As reported:
Cash and cash equivalents	$111,819	$—	$—	$111,819
Short-term investments	11,395	1	—	11,396
Total assets	$123,214	$1	$—	$123,215

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$75,304	$—	$—	$75,304
Commercial paper	48,936	—	(37)	48,899
Government and government agency bonds	50,966	—	(48)	50,918
Corporate bonds	17,396	—	(26)	17,370
Total assets	$192,602	$—	$(111)	$192,491
As reported:
Cash and cash equivalents	$80,304	$—	$—	$80,304
Short-term investments	112,298	—	(111)	112,187
Total assets	$192,602	$—	$(111)	$192,491

6. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Manufacturing-related deposits	$11,471	$13,070
Prepaid expenses	2,726	3,109
Other	1,105	1,201
Total other current assets	$15,302	$17,380

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Prepaid clinical expenses	$4,248	$4,228
Manufacturing-related deposits	2,451	—
Other	243	242
Total other non-current assets	$6,942	$4,470

7. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Accrued clinical and preclinical costs	$12,283	$9,587
Accrued up-front license payment to UWA (Note 3)	7,000	—
Accrued employee compensation costs	5,567	8,189
Accrued contract manufacturing costs	3,755	4,830
Accrued professional fees	2,600	4,258
Accrued research costs	1,310	629
Other	2,549	1,560
Total accrued expenses	$35,064	$29,053

8. EQUITY FINANCING

In June 2016, the Company sold approximately 2.1 million shares of common stock through an underwritten public offering at a price of $17.84 per share. The implied underwriting discount and commission was $1.60 per share. The Company received aggregate gross proceeds from the offering of approximately $37.5 million and related offering costs were approximately $0.2 million.

9. RESTRUCTURING

On March 8, 2016, the Company announced a long-term plan to consolidate all of the Company’s operations to Massachusetts and reduce its workforce by approximately 19% as part of a strategic plan to increase operational efficiency. Over the course of the year, the Company plans to close its facility in Corvallis, Oregon, which primarily focused on early-stage research and research manufacturing. As part of the consolidation, research activities and some employees will transition to the Company’s facilities in Andover and Cambridge, Massachusetts. The consolidation efforts are planned to occur in four waves - May, October, November and December of 2016, with an estimated completion date of December 30, 2016.

The restructuring costs consist of costs associated with its workforce reduction and facility consolidation. The workforce reduction costs primarily relate to employee severance and benefits. Facility consolidation costs are primarily associated with non-cancelable lease obligations as well as accelerated depreciation for certain assets whose expected useful lives are shortened due to the consolidation. The Company has not determined the financial impact related to the non-cancelable lease obligation for the Corvallis facility but is currently obligated to make $4.3 million of lease payments after the estimated completion date of the consolidation plan. The Company estimates restructuring expenses of $1.8 million related to accelerated depreciation and workforce reduction costs, the latter of which will be accrued as earned over the service period for each employee.

For the three and six months ended June 30, 2016, the Company recognized $0.6 million and $1.2 million of restructuring expenses, respectively,  $0.5 million and $1.1 million, respectively, of which related to workforce reduction.

The following table summarizes the restructuring costs by function for the periods indicated:

	For the Three Months Ended June 30, 2016			For the Six Months Ended June 30, 2016
	(in thousands)
	Cash	Non-cash (1)	Total	Cash	Non-cash (2)	Total
Research and development	$463	$48	$511	$820	$193	$1,013
General and administration	73	42	115	104	42	146
Total restructuring expenses	$536	$90	$626	$924	$235	$1,159

(1)	The non-cash restructuring expense relates to accelerated depreciation for certain assets.
(2)	The non-cash restructuring expense relates to acceleration of stock option vesting and accelerated depreciation for certain assets.

The following table summarizes the restructuring reserve for the periods indicated:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
	(in thousands)
Restructuring reserve beginning balance	$388	$—
Restructuring expenses incurred during the period	552	924
Adjustments to prior period estimates, net	(16)	—
Amounts paid during the period	(553)	(553)
Restructuring reserve ending balance	$371	$371

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016			2015
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	7,600	$15.61	367,167	$15.69	1,213,376	(1)	$11.94	1,974,711	$11.34
Restricted stock awards	—	$—	110,783	$13.54	25,775	(2)	$13.71	116,783	$13.56

(1)

Included in 2016 stock option grants are 287,500 options with performance conditions that are not probable of being achieved as of June 30, 2016. When and if deemed probable that certain performance milestones will be achieved within the required time frame, the Company will recognize up to $3.4 million of stock-based compensation related to these grants. The remaining stock options granted during the periods presented in the table have only service-based criteria and vest over four years.

(2)

Included in 2016 restricted stock awards (“RSA”) are 18,755 shares granted to certain employees in lieu of a portion of their 2015 annual bonus payments. These RSA grants have six-month vesting schedules. The remaining RSAs will be fully vested by June 2017.

Stock-based Compensation Expense

For the three months ended June 30, 2016 and 2015, total stock-based compensation expense was $6.8 million and $5.9 million, respectively. For the six months ended June 30, 2016 and 2015, total stock-based compensation was $13.5 million and $20.1 million, respectively. Included in the amount for the six months ended June 30, 2015 is $8.6 million of stock-based compensation expense incurred in connection with the resignation of the Company’s former Chief Executive Officer (“CEO”). The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$2,404	$2,562	$4,853	$5,008
General and administrative	4,426	3,368	8,667	15,078
Total stock-based compensation expense	$6,830	$5,930	$13,520	$20,086

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	$5,772	$5,099	$11,470	$18,650
Restricted stock awards	273	132	457	174
Stock appreciation rights	115	115	230	262
Employee stock purchase plan	670	584	1,363	1,000
Total stock-based compensation expense	$6,830	$5,930	$13,520	$20,086

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net loss	$(62,301)	$(41,851)	$(122,071)	$(103,410)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss per share	46,157	41,357	45,927	41,341
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	46,157	41,357	45,927	41,341
Net loss per share — basic and diluted	$(1.35)	$(1.01)	$(2.66)	$(2.50)

*

For the three and six months ended June 30, 2016 and 2015, stock options, RSAs and stock appreciation rights to purchase approximately 7.3 million and 7.0 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

12. COMMITMENTS AND CONTINGENCIES

Litigation

 In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. The Company records a liability in its consolidated financial statements for loss contingencies related to litigation when a loss is known or considered probable and the amount can be reasonably estimated.  If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued.  If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed.

For example, on January 27, 2014 and January 29, 2014, purported class action complaints were filed in the U.S. District Court for the District of Massachusetts against the Company and certain of its current or former officers. The complaints were consolidated into a single action (Corban v. Sarepta, et al., No. 14-cv-10201) (“Corban”) by order of the court on June 23, 2014, and plaintiffs were afforded 28 days to file a consolidated amended complaint. The plaintiffs’ consolidated amended complaint, filed on July 21, 2014, sought to bring claims on behalf of themselves and persons or entities that purchased or acquired securities of the Company between July 10, 2013 and November 11, 2013. The consolidated amended complaint alleged that Sarepta and certain of its current or former officers violated the federal securities laws in connection with disclosures related to eteplirsen and sought damages in an unspecified amount. On March 31, 2015, the Court granted Sarepta’s motion to dismiss the plaintiffs’ amended complaint.  On August 12, 2015, the Court denied the plaintiffs’ April 30, 2015 motion for leave seeking to file a further amended complaint, and on September 22, 2015, the Court dismissed the case. The plaintiffs filed a Notice of Appeal in the Court of Appeals for the First Circuit on September 29, 2015.  On January 27, 2016, the plaintiffs filed a motion to vacate the District Court’s order denying leave to amend and dismissing the case, during the pendency of which the plaintiffs’ appeal was stayed.  On April 21, 2016, the Court denied that motion.  A briefing schedule for the plaintiffs’ appeal will be set by the First Circuit. An estimate of the possible loss or range of loss cannot be made at this time.

Another purported class action complaint was filed on December 3, 2014 in the U.S. District Court for the District of Massachusetts (Kader v. Sarepta et.al 1:14-cv-14318) (“Kader”), asserting that the Company and certain of its current or former officers violated Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5. The plaintiffs’ amended complaint, filed on March 20, 2015, alleged that the defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. The plaintiffs sought compensatory damages and fees.  On April 5, 2016, the Court granted Sarepta’s motion to dismiss the amended complaint.  On April 8, 2016, the plaintiffs filed a motion for leave to further amend the complaint, which Sarepta opposed on April 22, 2016.  That motion remains pending. An estimate of the possible loss or range of loss cannot be made at this time.

In addition, three derivative suits were filed based upon the Company’s disclosures related to eteplirsen. On February 5, 2015, a derivative suit was filed in the 215th Judicial District of Harris County, Texas against the Company’s Board of Directors (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et. al, Case No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. The parties have agreed to stay the case pending resolution of the Corban and Kader cases. On February 24, 2015, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Goolsbee et. al., No. 10713). The claims allege that the defendants participated in making material misrepresentations or omissions during the period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of the NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs seek unspecified compensatory damages, punitive damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees. On March 29, 2016, the parties submitted a stipulation of dismissal, and the Court approved the dismissal with prejudice as to plaintiffs Ira Gaines, and the Ira J. Gaines Revocable Trust U/A, with each side bearing its own fees, costs and expenses.  A third derivative complaint was filed on March 16, 2016 in the U.S. District Court for the District of Massachusetts (Dawn Cherry, on behalf of nominal defendant Sarepta Therapeutics, Inc., vs. Behrens et. al., 1:16-cv-10531-ADB).  The claims allege that the defendants authorized the Company to make materially false and misleading statements about the Company’s business prospects in connection with its development of eteplirsen from July 10, 2013 to the present. Plaintiffs seek unspecified damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees.  The parties have agreed to stay the case pending resolution of the Corban and Kader cases. An estimate of the possible loss or range of loss cannot be made at this time.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et. al vs. Goolsbee et. al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former CEO, Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian’s not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of allegedly excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a declaration that the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting was ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. The parties have agreed to a Memorandum of Understanding concerning the settlement terms and do not believe that disposition of the McDonald suit will have a material financial impact on the Company. The parties are now engaged in the confirmatory discovery process that, when complete, will allow plaintiffs’ counsel to represent to the court that the terms of the settlement are fair. Defendants have provided documents to plaintiffs, who are now in the process of reviewing the materials.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

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

•

our ability to respond to FDA requests, to FDA’s satisfaction, during the regulatory process for each of our product candidates, including the additional dystrophin data the FDA has requested for eteplirsen;

•

the FDA’s pending decision on our eteplirsen NDA and the impact on our business if the FDA does not provide or further delays marketing approval for eteplirsen, including the possibility that we will have to delay or terminate some of our pre-clinical and clinical studies and cut certain programs from our pipeline of product candidates;

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

•

our ability to raise additional funds to support our business plans, potential limitations on our ability to raise additional funds if the FDA does not provide or further delays approval for eteplirsen, the possibility that MidCap Financial might take the position that not getting approval by a certain date is an event of default under our credit and security agreement, and the impact of our credit and security agreement with MidCap Financial on our financial condition and future operations;

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

•

our ability to effectively manage the clinical trial process for our product candidates on a timely basis, including our ability to conduct a placebo-controlled confirmatory study for eteplirsen in the U.S. and the E.U. using exon 45- and 53-skipping product candidates and any potential delays or changes to this study or our other studies if the FDA does not provide or further delays marketing approval for eteplirsen;

•	the possibility that our current or planned confirmatory studies may not produce sufficient data or be considered appropriate by the FDA to support eteplirsen’s approval;
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

We undertake no obligation to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q after the date of this report, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on forward-looking statements. Our actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Applicable risks and uncertainties include, among others, that: the FDA may further delay or may not approve eteplirsen as a DMD therapeutic; we may be delayed or may not be able to comply to FDA’s satisfaction with the FDA’s requests for additional information in connection with our eteplirsen NDA; the additional information and data we collect for eteplirsen may not be consistent with prior data or results; we may be delayed in and may not be able to successfully conduct or obtain positive results in our current and planned clinical trials for eteplirsen and other product candidates in our pipeline; if the FDA does not provide or further delays marking approval for eteplirsen, we will need to change our current business plans including by potentially delaying or terminating our commercialization contracts, certain of our pre-clinical programs and clinical studies and reducing our pipeline and workforce; we may not have sufficient funds to execute on our business plans and strategy; we may not be able to obtain regulatory approvals for our product candidates in a timely manner nor achieve commercial viability; we may not be able to incorporate our PMO and other technology into therapeutic commercial products; we may not be able to successfully navigate the uncertainties related to regulatory processes; we may not be able to demonstrate acceptable levels of safety, efficacy and quality in our product candidates through our preclinical and clinical trials; compliance with environmental laws could have a negative impact on our business if we are not able to effectively manage our real estate, manufacturing and other Company operations that may deal with hazardous materials; we rely on third parties to provide services, including the manufacturing of our product candidates, in connection with our preclinical and clinical development programs and commercialization plan and we may not be able to secure the service or quality of service we need from third parties; the pharmaceutical industry is subject to greater government scrutiny and regulation, and we may not be able to respond to changing laws and regulations affecting our industry, including any reforms to the regulatory approval process administered by the FDA or changing enforcement practices related thereto; we may not be able to obtain and maintain patent protection for our product candidates, preserve our trade secrets or prevent third parties from infringing on our proprietary rights; we may not be able to meet our expected timelines for regulatory submissions, clinical development plans and bringing our product candidates to market; we may not be able to hire and retain key personnel or attract qualified personnel, including a permanent full-time CEO; we may not be able to establish and maintain arrangements with third parties who are able to meet manufacturing needs for large-scale clinical trials or potential commercial needs within sufficient timelines or at acceptable costs; competitive products and pricing may have a negative impact on our business; there are uncertainties associated with our future capital needs; we may not be able to raise additional funds to execute our business plans; we may not be able to attract sufficient capital or to enter into strategic relationships; the outcome of our patent interferences, investigations and litigation and associated damages and expenses is uncertain; and those risks and uncertainties discussed in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our RNA-targeted technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. Currently, there are no approved disease-modifying therapies for DMD in the U.S. Eteplirsen is our lead therapeutic candidate for DMD. If we are successful in our development efforts, eteplirsen will address an unmet medical need. We are in the process of conducting or starting several studies for product candidates designed to skip exons 51, 45 and 53 in the U.S. and in the E.U. These are comprised of (i) studies to further evaluate eteplirsen that include an open label extension of our Phase IIb study, a confirmatory trial in ambulatory patients, a study on participants with advanced stage DMD and a study with participants with early stage DMD, (ii) a dose-ranging study followed by an open-label portion of the study for our product candidate designed to skip exon 45, (iii) a two-part randomized, double-blind, placebo-controlled, dose titration safety, tolerability and pharmacokinetics study (Part I) followed by an open label efficacy and safety study (Part II) with a product candidate designed to skip exon 53 and (iv) a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53.

On April 25, 2016, the FDA Peripheral and Central Nervous System Advisory Committee (“PCNSC”) met to review the NDA for eteplirsen as a treatment for DMD in patients with mutations that are amenable to exon 51 skipping. The PCNSC voted 6 to 7 against the finding of substantial evidence from adequate and well-controlled studies that show that eteplirsen induces production of dystrophin to a level that is reasonably likely to predict clinical benefit (FDA Question #2). The PCNSC voted 3 to 7, with three abstentions, against finding substantial evidence based on the clinical results of the single historically-controlled study that eteplirsen is effective for treatment of DMD (FDA Question #7).  In three additional voting questions, the panel voted 5 to 7, with one abstention, against whether decisions to administer the 6-minute walk test (vs. conclusions that the patient could no longer walk) were sufficiently objective and free of bias and subjective decision-making by patients, their caregivers, and/or health care professionals to allow for a valid comparison between patients in Study201/202 and an external control group (FDA Question #4). The panel voted on the impact of the North Star Ambulatory Assessment with one panel member voting that it strengthened the persuasiveness of the findings in Study 201/202, with five voting that it weakened the persuasiveness, and seven voting that it had no effect (FDA Question #5). The panel also voted on the impact of the other tests of physical performance (e.g., rise time, 10-meter run/walk) on the persuasiveness of the findings in Study 201/202, with the result of one panel member voting that they strengthened the persuasiveness, two voting that they weakened the persuasiveness, and ten voting that they had no effect (FDA Question # 6). The FDA is not bound by the PCNSC’s recommendation but takes its advice into consideration when reviewing New Drug and Biologic License Applications in general. The PDUFA action date for eteplirsen was May 26, 2016.

However, on May 25, 2016, we announced that that the FDA notified us that they are continuing their review and internal discussions related to our pending NDA for eteplirsen and will not be able to complete their work by the PDUFA goal date of May 26, 2016. The FDA has communicated that they will continue to work past the PDUFA goal date and strive to complete their work in as timely a manner as possible. On June 6, 2016, we announced that the FDA requested that we provide dystrophin data, as measured by western blot, from biopsies already obtained from the ongoing confirmatory study of eteplirsen, as part of its ongoing evaluation of the eteplirsen NDA.

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

As of June 30, 2016, we had approximately $134.7 million of cash, cash equivalents and investments, consisting of $111.8 million of cash and cash equivalents, $11.4 million of short-term investments and $11.5 million of restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months. As of December 31, 2014, we had completed all development activities under the agreements with the DoD. We are currently open to possibilities for funding, collaboration and other avenues to support further development of these Ebola, Marburg and influenza product candidates. Without funding from the U.S. government, we would likely curtail certain infectious disease research and development efforts, though we may pursue additional cash resources through public or private financings, seek additional government funding and establish collaborations with or license our technology to other companies.

The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with government sponsored programs and the complex regulatory environment in which we operate. We may never achieve commercialization, significant revenue or profitable operations.

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

If a technology, right, product or service is separate and independent of our performance under other elements of an arrangement, we defer recognition of non-refundable up-front fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, such up-front fees are deferred and recognized over the period of continuing involvement. As of June 30, 2016, we had deferred revenue of $3.3 million, which represents up-front fees which we may recognize as revenue upon settlement of certain obligations.

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

Future research and development expenses may increase as our internal projects, such as those for our DMD product candidates, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for eteplirsen, including a confirmatory trial in the U.S. We completed Part I and are conducting Part II of a Phase I/IIa clinical trial for an exon 53 skipping product candidate in the E.U. We have an on-going dose-ranging study for our exon 45 skipping product candidate in the U.S. Additionally, we have begun enrolling in the U.S. for and are also planning to initiate in the E.U. a placebo-controlled confirmatory study with product candidates designed to skip exons 45 and 53. The remainder of our research and development programs are in various stages of research and preclinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be unsafe or ineffective during clinical trials, may have clinical trials that take longer to complete than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

As a result of these uncertainties and the other risks inherent in the drug development process, we cannot determine the duration or completion costs of current or future clinical stages of any of our product candidates. Similarly, we cannot determine when, if, or to what extent we may generate revenue from the commercialization of any of our other product candidates. The time frame for development of any product candidate, associated development costs and the probability of regulatory and commercial success vary widely.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
	2016	2015	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$—	$—	$—	NA
Operating expenses:
Research and development	44,348	29,180	15,168	52%
General and administrative	17,752	12,927	4,825	37%
Total operating expenses	62,100	42,107	19,993	47%
Operating loss	(62,100)	(42,107)	(19,993)	47%
Other income (loss):
Interest (expense) income and other, net	(201)	256	(457)	(179)%
Net loss	$(62,301)	$(41,851)	$(20,450)	49%

Net loss per share — basic and diluted	$(1.35)	$(1.01)	$(0.34)	34%

	For the Six Months Ended June 30,
	2016	2015	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$—	$—	$—	NA
Operating expenses:
Research and development	83,174	68,345	14,829	22%
General and administrative	38,628	35,624	3,004	8%
Total operating expenses	121,802	103,969	17,833	17%
Operating loss	(121,802)	(103,969)	(17,833)	17%
Other income (loss):
Interest (expense) income and other, net	(269)	559	(828)	(148)%
Net loss	$(122,071)	$(103,410)	$(18,661)	18%

Net loss per share — basic and diluted	$(2.66)	$(2.50)	$(0.16)	6%

Revenue

As of December 31, 2014, we had completed all development activities related to our contracts with the U.S. government. Therefore, no revenue was recognized for the three and six months ended June 30, 2016 or 2015. The majority of the revenue under our U.S. government contracts has been recognized as of June 30, 2016 and only revenue for contract finalization, if any, is expected in the future.

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

	For the Three Months Ended June 30,
	2016	2015	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$26,359	$11,858	$14,501	122%
Exon 45	1,033	1,243	(210)	(17)%
Exon 53	3,147	1,065	2,082	195%
Other projects	538	453	85	19%
Internal research and development expenses	13,271	14,561	(1,290)	(9)%
Total research and development expenses	$44,348	$29,180	$15,168	52%

	For the Six Months Ended June 30,
	2016	2015	Change	Change
	(in thousands)		$	%
Eteplirsen (exon 51)	$46,371	$33,500	$12,871	38%
Exon 45	2,465	3,949	(1,484)	(38)%
Exon 53	5,040	2,170	2,870	132%
Other projects	1,065	1,045	20	2%
Internal research and development expenses	28,233	27,681	552	2%
Total research and development expenses	$83,174	$68,345	$14,829	22%

The following tables summarize research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2016	2015	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$22,544	$12,822	$9,722	76%
Up-front license payment to UWA	7,000	—	7,000	NA
Compensation and other personnel expenses	6,207	6,142	65	1%
Stock-based compensation	2,404	2,562	(158)	(6)%
Facility-related expenses	2,007	2,529	(522)	(21)%
Professional services	1,639	2,713	(1,074)	(40)%
Preclinical expenses	887	1,162	(275)	(24)%
Research and other	1,660	1,250	410	33%
Total research and development expenses	$44,348	$29,180	$15,168	52%

	For the Six Months Ended June 30,
	2016	2015	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$44,908	$36,676	$8,232	22%
Compensation and other personnel expenses	12,639	12,137	502	4%
Up-front license payment to UWA	7,000	—	7,000	NA
Stock-based compensation	4,853	5,008	(155)	(3)%
Facility-related expenses	4,091	4,908	(817)	(17)%
Professional services	4,039	3,821	218	6%
Preclinical expenses	1,971	2,508	(537)	(21)%
Research and other	3,673	3,287	386	12%
Total research and development expenses	$83,174	$68,345	$14,829	22%

Research and development expenses for the three months ended June 30, 2016 increased by $15.2 million, or 52%, compared with the three months ended June 30, 2015. The increase was primarily due to an increase of $9.7 million in clinical and manufacturing expenses, driven by increased manufacturing activities partially due to timing of raw material purchases and increased enrollment in our ongoing clinical trials and a $7.0 million up-front license payment due to the University of Western Australia (“UWA”).

Research and development expenses for the six months ended June 30, 2016 increased by $14.8 million, or 22%, compared with the six months ended June 30, 2015. The increase was primarily due to an increase of $8.2 million in clinical and manufacturing expenses, driven by increased manufacturing activities partially due to timing of raw material purchases and increased enrollment in our ongoing clinical trials and a $7.0 million up-front license payment due to UWA.

General and Administrative Expenses

The following tables summarize general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2016	2015	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$6,840	$3,431	$3,409	99%
Stock-based compensation	4,426	3,473	953	27%
Professional services	3,815	4,385	(570)	(13)%
Other	2,671	1,638	1,033	63%
Total general and administrative expenses	$17,752	$12,927	$4,825	37%

	For the Six Months Ended June 30,
	2016	2015	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$14,709	$7,129	$7,580	106%
Professional services	9,611	8,254	1,357	16%
Stock-based compensation	8,667	6,520	2,147	33%
Estimated severance expenses	—	9,182	(9,182)	(100)%
Other	5,641	4,539	1,102	24%
Total general and administrative expenses	$38,628	$35,624	$3,004	8%

General and administrative expenses for the three months ended June 30, 2016 increased by $4.8 million, or 37%, compared with the three months ended June 30, 2015. This was primarily due to increases of $3.4 million in compensation and other personnel expenses and $1.0 million in stock-based compensation primarily driven by an increase in headcount.

General and administrative expenses for the six months ended June 30, 2016 increased by $3.0 million, or 8%, compared with the six months ended June 30, 2015. This was primarily due to increases of $7.6 million in compensation and other personnel expenses and $2.1 million in stock-based compensation primarily driven by an increase in headcount, as well as $1.4 million in professional services primarily driven by preparation for the product launch should approval of eteplirsen be obtained. The increase was partially offset by a decrease in severance expense of $9.2 million as a result of the resignation of our former CEO in March 2015.

Interest (Expense) Income and Other, Net

For the three months ended June 30, 2016, interest expense and other, net was approximately $0.2 million. For the three months ended June 30, 2015, interest income and other, net was approximately $0.3 million. For the six months ended June 30, 2016, interest expense and other, net was approximately $0.3 million. For the six months ended June 30, 2015, interest income and other, net was approximately $0.6 million. For both periods, the unfavorable change was primarily driven by interest expense incurred in connection with the $20.0 million senior secured term loan.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2016	As of December 31, 2015	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$111,819	$80,304	$31,515	39%
Short-term investments	11,396	112,187	(100,791)	(90)%
Restricted cash and investments	11,478	11,478	—	(—)%
Total cash, cash equivalents and investments	$134,693	$203,969	$(69,276)	(34)%

Borrowings:
Long-term debt	$20,217	$20,905	$(688)	(3)%
Notes payable	—	2,493	(2,493)	(100)%
Total borrowings	$20,217	$23,398	$(3,181)	(14)%

Working capital
Current assets	$153,194	$224,543	$(71,349)	(32)%
Current liabilities	66,930	62,294	4,636	7%
Total working capital	$86,264	$162,249	$(75,985)	(47)%

Our principal sources of liquidity are from both equity and debt financings. Our principal uses of cash are research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	the timing and costs associated with commercialization of eteplirsen should marketing approval even be granted;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments;
•	the timing and costs associated with our clinical trials and preclinical studies; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and our business development efforts, and we expect to seek additional financing primarily from, but not limited to, the sale and issuance of equity, debt securities or the licensing or sale of our technology. We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Cash Flows

	For the Six Months Ended
	June 30,
	2016	2015	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(103,972)	$(71,879)	$(32,093)	45%
Investing activities	98,357	47,210	51,147	108%
Financing activities	37,130	20,656	16,474	80%
Increase (decrease) in cash and cash equivalents	$31,515	$(4,013)	$35,528	(885)%

Operating Activities. The increase in cash used in operating activities of $32.1 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 was primarily due to an increase of $18.7 million in net loss primarily driven by increases in research and development and general and administrative expenses, a decrease in non-cash adjustments of $6.4 million and unfavorable changes in operating assets and liabilities of $7.0 million.

Investing Activities. The cash provided by investing activities increased by $51.1 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. This was primarily driven by the purchase of available-for-sale securities of $50.0 million during the six months ended June 30, 2015 and there were no purchases of available-for-sale securities for the comparable period in 2016.

Financing Activities. The increase in cash provided by financing activities of $16.5 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 was primarily driven by $37.5 million in gross proceeds from the issuance of approximately 2.1 million shares of common stock at an offering price of $17.84 per share in June 2016 partially offset by $2.5 million payment for the promissory note related to the May 2014 acquisition of our Andover, Massachusetts facility and a decrease of $19.7 million in net proceeds from the $20.0 million senior secured term loan taken out in June 2015.

Milestone Obligations

We are obligated to make up to $92.7 million of future development, up-front royalty and commercial milestone payments associated with some of our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. For the three and six months ended June 30, 2016, we recorded $7.0 million relating to an up-front license payment to UWA in connection with an amendment to our license agreement as research and development expense in the unaudited condensed consolidated statement of operations and comprehensive loss. Because the achievement of all other milestones had not occurred as of June 30, 2016, such contingencies have not been recorded in our financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2016, we had approximately $134.7 million of cash, cash equivalents and investments, comprised of $111.8 million of cash and cash equivalents, $11.4 million of short-term investments and $11.5 million of restricted cash and investments. Our cash equivalents and short-term investments consist of commercial paper, government and government agency debt securities, corporate bonds and money market investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2016, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2016, under the supervision and with the participation of our management, including our interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our interim CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2016, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read to Note 12, Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in this report.

Item 1A. Risk Factors.

Factors That Could Affect Future Results

Set forth below and elsewhere in this report and in other documents we file with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2015, are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also affect our results of operations and financial condition.

Risks Related to Our Business

If the FDA makes a decision on eteplirsen that is consistent with the votes taken by the PCNSC on April 25, 2016 and does not approve our eteplirsen NDA, our business may be negatively impacted and we may suffer financial losses in connection with delaying or terminating contracts, manufacturing commitments and employees hired in connection with our activities in preparation for a potential commercial launch as well as potentially delaying or terminating programs in our pipeline including pre-clinical and clinical studies.

On April 25, 2016, the PCNSC, among other votes, voted 6—7 against the finding of substantial evidence from adequate and well controlled studies that show that eteplirsen induces production of dystrophin to a level that is reasonably likely to predict clinical benefit (FDA Question #2). The advisory committee also voted 3—7, with three abstentions, against finding substantial evidence based on the clinical results of the single historically controlled study (Study 201/202) that eteplirsen is effective for treatment of DMD (FDA Question #7). While the FDA is not bound by the PCNSC’s determination, the FDA takes its advice into consideration when reviewing New Drug and Biologic License Applications. Given the potential commercialization timelines, we commenced, and for the most part completed, certain pre-launch and commercialization investments and activities including, but not limited to, negotiating and entering into supply and other commercial agreements, scaling up manufacturing and hiring certain positions needed for pre-launch and commercial activities and operations. If the FDA further delays or does not provide approval for our eteplirsen NDA or we need to delay or discontinue our development and commercialization plans for eteplirsen for other reasons, our business and the development of our follow-on DMD product candidates may be negatively impacted and we may incur financial losses in connection with delaying, winding down or terminating the investments, contracts and commitments we entered into for the purpose of positioning ourselves for a commercial launch of eteplirsen. Additionally, if the approval for eteplirsen is significantly delayed or not obtained, we will need to re-evaluate our pipeline and determine which of our programs will be delayed or terminated including with respect to our pre-clinical and clinical studies.

Most of our product candidates are at an early stage of development and may never receive regulatory approval.

Our most advanced product candidate is eteplirsen for which the FDA is reviewing an NDA. Eteplirsen is being evaluated in several clinical studies, including a confirmatory Phase III clinical trial. The exon 53-skipping product candidate, which we are working on with the SKIP-NMD consortium, is currently in the clinic in EU. The Part I dose-titration portion of this Phase I/IIa study has been completed and Part II of the study is ongoing. We have also completed the dose titration portion and are conducting the open-label portion of a study for our exon 45-skipping product candidate. Additionally, we are enrolling patients in the U.S. and working towards initiating sites in the E.U. for a clinical trial using exon 45- and 53-skipping product candidates. The remainder of our product candidates are in discovery or early stages of development. These product candidates will require significant further development, financial resources and personnel to develop into commercially viable products and obtain regulatory approval, if at all. Currently, eteplirsen, our exon 45-skipping product candidate, the exon 53-skipping product candidate we are developing with the SKIP-NMD consortium, each for DMD and radavirsen (formerly AVI-7100) for influenza are in active clinical development. Our other product candidates, including our anti-bacterials and AVI-7537 in Ebola/ and AVI-7288, are in discovery, pre-clinical development or inactive. Assuming eteplirsen is approved, we expect that much of our effort and many of our expenditures over the next several years will be devoted to clinical development and regulatory activities associated with eteplirsen and other exon-skipping candidates as part of our larger pan-exon strategy in DMD, our infectious disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. We may be delayed, restricted, or unable to further develop our active and other product candidates or successfully obtain approvals needed to market them. In particular, if the FDA does not approve or further delay approval of eteplirsen, we will need to re-evaluate our pipeline and which programs we are able to proceed with as well as which pre-clinical and clinical studies we may need to change, delay or terminate based on the FDA’s decision.

Our RNA-targeted antisense technology has not been incorporated into a therapeutic commercial product and is still at an early stage of development.

Our RNA-targeted platforms, utilizing proprietary phosphorodiamidate morpholino oligomer (“PMO”)-based technology, have not been incorporated into a therapeutic commercial product and are still at an early stage of development. This technology is used in all of our product candidates, including eteplirsen. Although we have conducted and are in the process of conducting clinical studies with eteplirsen, an exon 45-skipping product candidate and an exon 53-skipping product candidate and pre-clinical studies with our other product candidates that use our PMO-based antisense technology, additional studies may be needed to determine the safety and efficacy of our PMO-based antisense technology. In addition, nonclinical models used to evaluate the activity and toxicity of product candidate compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease. As such, there may be substantially different results observed in clinical trials from those observed in pre-clinical studies. Any failures or setbacks in developing or utilizing our PMO-based technology, including adverse effects in humans, could have a detrimental impact on our product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial condition.

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

We also have been granted orphan medicinal product designations in the E.U. for two of our product candidates in DMD (including eteplirsen). Product candidates granted orphan status in Europe can be provided with up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in Europe during that time period. Although we may have product candidates that may obtain orphan drug exclusivity in Europe, the orphan status and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product ( e.g. , product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

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

Even if a product candidate receives regulatory approval, the product may not gain market acceptance among physicians, patients, healthcare or third-party payers or the medical community, which could limit commercialization of the product. Assuming that any of our product candidates receives the required regulatory approvals, timing and success of commercialization will depend on a number of factors, including but not limited to the following:

•	FDA mandated package insert revisions and the time it would take the Company to produce the package insert and comply with any related FDA requirements;

•	demonstration and/or confirmation of clinical efficacy and safety and acceptance of the same by the medical community;

•	cost-effectiveness of the product;

•	the availability of adequate reimbursement by third parties, including government payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers;

•	the product’s potential advantage over alternative or competitive treatment methods;

•	whether the product can be manufactured in commercial quantities and at acceptable costs;

•	marketing and distribution support for the product;

•	any exclusivities or patent rights applicable to the product;

•	the market-size for the product which may be different than expected and may be limited or otherwise impacted by the FDA approved package insert for a product; and

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

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by applicable local, regional and national regulatory authorities and regulations may differ from jurisdiction to jurisdiction. In the United States, approvals and oversight from federal (e.g., FDA), state and other regulatory authorities are required for these activities. Sale and marketing of our product candidates in the United States or other countries is not permitted until we obtain the required approvals from the applicable regulatory authorities. Our ability to obtain the government or regulatory approvals required to commercialize any of our product candidates, including eteplirsen, on an accelerated approval (e.g., under the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”)) or any other basis, in any jurisdiction, including in the United States, cannot be assured, may be significantly delayed or may never be achieved for various reasons including the following:

•

Our pre-clinical, clinical, Chemistry, Manufacturing and Controls (“CMC”) and other data and analyses from past, current and future studies for any of our product candidates may not be sufficient to meet regulatory requirements for submissions, advisory committee panels, filings or approvals. The FDA could disagree with our beliefs, interpretations and conclusions regarding data we submit in connection with an NDA submission, including the eteplirsen NDA, or other product candidates, and may delay, reject or refuse to file or approve any NDA submission we make or may provide a complete response letter until we meet their additional requirements, if ever. In addition, an advisory committee could determine our data are insufficient to provide a positive recommendation for approval of any NDA we submit to the FDA. Even if we meet FDA requirements and an advisory committee votes to recommend approval of an NDA submission, the FDA could still deny approval of our product candidates based on their review of the data or other factors. These risks apply to our eteplirsen NDA which is the only NDA we have submitted to the FDA for review to date. For example, on April 25, 2016, we announced the voting results from the advisory committee that met on that day to review our eteplirsen NDA. Additionally, on June 6, 2016, we announced the FDA’s request for additional dystrophin data. The FDA may find that any additional data or information that we provide does not support marketing approval for eteplirsen.

•

The regulatory approval process for product candidates targeting orphan diseases, such as DMD, that use new technologies and processes, such as antisense oligonucleotide therapies, and novel endpoints, such as natural history data and dystrophin measures, is uncertain due to, among other factors, evolving interpretations of a new therapeutic class, the broad discretion of regulatory authorities, lack of precedent, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. We cannot be sure that any of our product candidates, including eteplirsen, will qualify for accelerated approval under FDASIA or any other expedited development, review and approval programs, or that, if a drug does qualify, that the product candidates will be approved, will be accepted as part of any such program or that the review time will be shorter than a standard review. As a result of uncertainty in the approval process, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned INDs and NDAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional patient muscle biopsies and dystrophin analyses), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, an advisory committee or regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could negatively impact the review of our NDA or result in a decision by the Company not to proceed with the development of a product candidate or an NDA submission for a product candidate based on feedback from regulators. For example, during the advisory committee meeting held on April 25, 2016, the FDA expressed disagreement with certain of our data analysis, interpretations and conclusions relating to efficacy and safety of our eteplirsen NDA. Additionally, in reviewing the dystrophin data and analysis that we submitted for eteplirsen, the FDA previously expressed concerns with dystrophin as a surrogate endpoint and requested an independent assessment of dystrophin positive fibers measured in our eteplirsen Phase IIb study, which we provided. The FDA also requested natural history data to better evaluate the ongoing clinical results of our eteplirsen 201/202 study, which we also provided. Any material inconsistencies between our existing data and analysis and any new analysis and additional data we provide to the FDA, including the independent assessment of dystrophin positive fibers, safety data, natural history, biopsy data and the additional dystrophin data we announced on June 6, 2016 that has been requested by the FDA, could negatively impact the review and decision on approval of our eteplirsen NDA submission. While our studies demonstrate statistical significance, the FDA may not consider our six-minute walk test (“6MWT”) results, including our comparison of our 6MWT results to matched external natural history data, or, to the extent the FDA considers dystrophin a relevant biomarker, the dystrophin production observed in our studies or any new dystrophin data we provide, as demonstration of, or reasonably likely to predict a clinical benefit. Additionally, the FDA may determine, after evaluating the totality of our data and analysis package for a product candidate that such package does not support an NDA approval.

•

We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates. Any failure on our part to respond to these requirements in a timely and satisfactory manner could significantly delay or negatively impact our placebo-controlled confirmatory study timelines and/or the development plans we have for the exon 53- and exon 45-skipping or other product candidates. Responding to requests from regulators and meeting requirements for clinical studies, submissions, filings, advisory committees and approvals may require substantial personnel, financial or other resources, which, as a small pre-commercial biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third-party vendors and associates may be complicated by our own limitations and those of the parties we work with. For example, changes to manufacturing processes for the production of eteplirsen may require coordination with our third-party manufacturers, which may or may not be limited in their abilities to execute such regulatory requests. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including guidance related to clinical trial design and the timing of regulatory decisions with respect to any NDA submissions.

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

Even if we are able to comply with all regulatory requests and requirements, the delays resulting from satisfying such requests and requirements, the cost of compliance, or the effect of regulatory decisions (e.g., decisions limiting labeling and indications requested by us for a product candidate) may no longer make commercialization of a product candidate desirable for us from a business perspective, which could lead us to decide not to commercialize a product candidate.

Even after approval and commercialization of a product candidate, we would remain subject to ongoing regulatory compliance and oversight to maintain our approval. Conducting our confirmatory studies could take years to complete, could yield negative or uninterpretable results or could result in an FDA determination that the studies do not provide the safety and efficacy requirements to maintain regulatory approval. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties or we may not be permitted to continue marketing our products, which could have a material adverse effect on our financial condition and harm our competitive position in the market place.

Our pre-clinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical studies that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld. For example, in 2012, we completed Study 201, a U.S.-based Phase IIb 12-person clinical trial for eteplirsen at 30 mg/kg and 50 mg/kg. Following completion of this study, we initiated Study 202, an ongoing open label extension study with the same participants from Study 201. These trials were initiated, in part, to further demonstrate efficacy and safety, including the production of dystrophin, and explore and identify a more consistently effective dose that may be more appropriate for future clinical trials. While Studies 201 and 202 demonstrated dystrophin production based on the measurements taken at weeks 24 and 48, respectively, and 6MWT results reported for weeks 62, 74, 84, 96 and 120 supported stabilization of disease progression, we cannot provide assurances that data from the ongoing open label extension study will continue to be positive or consistent through the study periods or that the interpretation by regulators, such as the FDA, of the data we collect for our product candidates, including for eteplirsen, will be consistent with our interpretations. For example, on July 10, 2014, we announced that the 6MWT results for week 144 in Study 202 showed a change in decline from 5%, which was observed prior to 144 weeks, to approximately 8.5%. Additionally, on January 12, 2015, we announced results for week 168 in Study 202, which showed continued ambulation across all patients evaluable on the test, however, patients showed a decline in distance walked on this measure since the week 144 time point. Further, on October 1, 2015 we announced additional clinical efficacy and safety data that demonstrated that (i) eteplirsen provided a statistically significant advantage of 151 meters in the ability of study participants to walk at three years versus an untreated external DMD control, (ii) eteplirsen-treated patients (n=12) experienced a slower rate of decline through week 192 versus untreated external DMD controls and (iii) the eteplirsen safety profile remained consistent with prior results. In January 2016, the FDA made public our eteplirsen Briefing Document Addendum (the “January 2016 Addendum”), which disclosed that at four years, 10 out of 12 patients treated with eteplirsen remained ambulatory while 10 out of 13 untreated patients in the external control had lost ambulation (one patient in the external control was still ambulatory at year four, while two patients in the external control were missing data at four years), a statistically significant difference. In addition, the January 2016 Addendum disclosed a statistically significant advantage of 162 meters in the ability of eteplirsen treated study participants to walk (as measured by the 6MWT) at four years over untreated patients in the external control.

If we do not obtain the required approvals to initiate and complete the confirmatory trial for eteplirsen using our exon 45- and 53-skipping product candidates in the U.S. and the E.U., the data from the confirmatory studies for eteplirsen do not produce the safety and efficacy data required by the FDA for obtaining or maintaining marketing approval, or the FDA does not accept the results of our eteplirsen confirmatory studies as supporting evidence of efficacy, we may need to continue working with the FDA on the design and subsequent execution of any further studies or analysis we plan to conduct or that may be required to obtain and maintain approval of eteplirsen or our other DMD product candidates. Any significant delays or negative developments in the confirmatory studies for eteplirsen could delay or otherwise negatively impact our development plans for our follow-on DMD product candidates, including potentially resulting in terminations of such programs. For example, in October 2014, we received meeting minutes from a Type B pre-NDA meeting that took place in September 2014 in which the FDA provided updated guidance regarding the information to be provided as part of, or at the time of, our NDA submission for eteplirsen. The guidance stated that the FDA was requiring additional data as part of the NDA submission, including the results from an independent assessment of dystrophin images, the 168 week clinical data from Study 202, and additional safety data from new patients exposed to eteplirsen, specifying the minimum number of patients and minimum duration of exposure. Additionally, the guidance also required patient-level natural history data to be obtained by us from independent academic institutions and requested MRI data from a recent study conducted by an independent group. Although we have provided data and information responsive to the FDA’s requests and continue to work to provide the FDA, our additional data and information may not support or result in the approval of our eteplirsen NDA submission.

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

The successful start and completion of any of our clinical trials within time frames consistent with our business plans is dependent on regulatory authorities and various factors, which include, but are not limited to, our ability to:

•	recruit and retain employees, consultants or contractors with the required level of expertise;

•	recruit and retain sufficient patients needed to conduct a clinical trial;

•

enroll and retain participants, which is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, activities of patient advocacy groups, the eligibility criteria for the trial, the existence of competing clinical trials, the availability of alternative or new treatments, side effects from the therapy, lack of efficacy, personal issues and ease of participation;

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

We incurred an operating loss of $121.8 million for the six months ended June 30, 2016. Our accumulated deficit was $1.0 billion as of June 30, 2016. Substantially all of our revenue to date has been derived from research and development contracts with the DoD, the last of which expired in July 2014. We have not yet generated any revenue from product sales and have generally incurred expenses related to research and development of our technology and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and as we:

•	continue our research, pre-clinical and clinical development of our product candidates;

•	respond to and satisfy requests and requirements from regulatory authorities in connection with development and potential approval of our product candidates;

•	initiate additional clinical trials for our product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	acquire or in-license other product candidates;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	increase manufacturing capabilities including capital expenditures related to our real estate facilities and entering into manufacturing agreements;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Our ability to achieve and maintain profitability depends on various factors including our ability to raise and appropriately manage additional capital, partner with third parties for one or more of our programs, complete development of our product candidates, obtain regulatory approvals and market our approved products, if any. It is uncertain when, if ever, we will become profitable and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will need additional funds to conduct our planned research, development and manufacturing efforts. If we fail to attract and manage significant capital on acceptable terms or fail to enter into strategic relationships, we may be unable to continue to develop our product candidates.

We will likely require additional capital from time to time in the future in order to continue the development of product candidates in our pipeline and to expand our product portfolio. The actual amount of funds that we may need and the sufficiency of the capital we have or are able to raise will be determined by many factors, some of which are in our control and others that are beyond our control. The Company and the board of directors continue to assess optimization in the size and structure of the Company as well as in its strategic plans. For example, in March 2016, we announced a long-term plan to consolidate facilities within Massachusetts and closing our Corvallis, Oregon offices by end of year. Any failure on our part to strategically and successfully manage the funds we raise, with respect to factors within our control, could impact our ability to continue developing our product candidates. Some of the factors partially or entirely outside of our control that could impact our ability to raise funds as well as the sufficiency of funds the Company has to execute its business plans successfully include the success of our research and development efforts, the status of our pre-clinical and clinical testing, costs and timing relating to securing regulatory approvals and obtaining patent rights, regulatory changes, competitive and technological developments in the market, regulatory decisions, and any commercialization expenses related to any product sales, marketing, manufacturing and distribution. An unforeseen change in these factors, or others, might increase our need for additional capital.

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

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. To the extent we issue additional equity securities or convertible securities, our existing stockholders could experience substantial dilution in their economic and voting rights. For example, in June 2016, we sold approximately 2.1 million shares of common stock through an underwritten public offering at a price of $17.84 per share. The implied underwriting discount and commission was $1.60 per share. Additional financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Further, we may also enter into relationships with pharmaceutical or biotechnology companies to perform research and development with respect to our technologies, research programs, conduct clinical trials or market our product candidates. Other than pre-clinical collaborations with academic or research institutions and government entities for the development of additional exon-skipping product candidates for the treatment of DMD and clinical collaboration for a product candidate for the treatment of influenza, we currently do not have a strategic relationship with a third party to perform research or development using our technologies or assist us in funding the continued development and commercialization of any of our programs or product candidates. If we were to have such a strategic relationship, such third party may require us to issue equity to such third party, relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us.

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

Any of these factors could materially and adversely affect our business, financial condition and results of operations. While we do not believe that the failure of the FDA to approve eteplirsen in the near future would constitute a material adverse change as defined in the credit and security agreement, it is possible that MidCap Financial could take a different position that such a result constitutes a material adverse change. If MidCap were to prevail on this position and declare an event of default, MidCap Financial would have the right to increase the existing interest rate by an incremental three percent per annum and to accelerate the maturity of all principal and accrued interest under the credit and security agreement unless the event of default is waived by MidCap Financial. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service our indebtedness would increase.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such “ownership change.” Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we estimated or than would have otherwise been required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes.

We rely on third parties to provide services in connection with our pre-clinical and clinical development programs. The inadequate performance by or loss of any of these service providers could affect our product candidate development.

Several third parties provide services in connection with our pre-clinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical assessments, data monitoring and management, statistical analysis and other outsourced activities. If these service providers do not adequately perform the services for which we have contracted or cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with our product candidates, our development programs may be delayed.

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

We may not be able to obtain and maintain patent protection for our product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. For example, in July 2014, the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (“USPTO”) declared patent interferences between certain patents held by Sarepta (under license from the University of Western Australia, “UWA”) and patent applications held by BioMarin (under license from Academisch Ziekenhuis Leiden, “AZL”) related to exon 51 and exon 53 skipping therapies designed to treat DMD. In particular, the PTAB declared Interference No. 106,008, which identifies Sarepta’s/UWA’s U.S. Patent Nos. 7,807,816 and 7,960,541, both covering eteplirsen, as interfering with BioMarin’s/AZL’s U.S. Application No. 13/550,210. The PTAB also declared Interference No. 106,007, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,455,636, covering SRP-4053, as interfering with BioMarin’s/AZL’s U.S. Application No. 11/233,495. In September 2014, the PTAB declared a third patent interference relating to certain methods concerning the exon 51 skipping therapies that are the subject of Interference No. 106,008. In particular, the PTAB declared Interference No. 106,013, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,486,907, which covers certain methods of using eteplirsen, as interfering with BioMarin’s/AZL’s U.S. Application No. 14/198,992. In addition, in a September 2014 Order in Interference No. 106,007, the PTAB authorized us to file a motion with the PTAB, which we filed in November 2014, requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of Interference No. 106,007, including SRP-4053, and between Sarepta’s/UWA’s U.S. Patent No. 8,455,636 and BioMarin’s/AZL’s U.S. Application No. 14/248,279. In Interference No. 106,013, we received notice on September 29, 2015 that the PTAB had issued a decision that resulted in a judgment against Sarepta and an order for the cancellation of Sarepta’s/UWA’s U.S. Patent No. 8,486,907 that covers certain methods of using eteplirsen thereby leaving open the possibility of BioMarin’s/AZL’s competing U.S. Application No. 14/198,992 to issue and, if so, potentially provide a basis for BioMarin to allege that our product candidate, eteplirsen, infringes a patent granting from this application. We filed a Request for Rehearing that requests the PTAB to continue this interference, and the PTAB denied our Request on December 29, 2015. We appealed this decision to the U.S. Court of Appeals for the Federal Circuit on March 28, 2016, and this appeal was docketed as Case No. 16-1937. In Interference No. 106,007, the PTAB entered a judgment on the motions on April 29, 2016 to end this interference between U.S. Patent No. 8,455,636 held by Sarepta (under license from UWA) and U.S. Application No. 11/233,495 held by BioMarin (under license from AZL) related to exon 53 skipping therapies, including SRP-4053, designed to treat DMD. The PTAB ordered: (i) the final refusal of all claims of BioMarin’s/AZL’s U.S. Application No. 11/233,495, with the exception of claim 77; and (ii) cancellation of all claims in Sarepta’s/UWA’s U.S. Patent No. 8,455,636, in each case based on its decision of various motions. The PTAB denied our motion filed in November 2014 requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of this Interference No. 106,007, including SRP-4053, and between Sarepta’s U.S. Patent No. 8,455,636 and BioMarin’s U.S. Application No. 14/248,279, thereby leaving open the possibility of BioMarin’s/AZL’s competing U.S. Application No. 14/248,279 to issue and, if so, potentially provide a basis for BioMarin to allege that our product candidate, SRP-4053, infringes a patent granting from this application. BioMarin appealed the decision from Interference No. 106,007 to the U.S. Court of Appeals for the Federal Circuit on

June 28, 2016, and this appeal was docketed as Case No. 16-2262 and designated by the Court as a companion case to the exon 51 methods interference appeal (Case No. 16-1937). We cannot make any assurances about the outcome of the remaining proceeding (Interference No. 106,008) or appeals of any of these three interferences. Any additional adverse rulings, which, in the case of Interference No. 106,008 concerning eteplirsen could come at any time and, if negative, could adversely affect our business and result in a decline in our stock price. If final resolution of the interferences and related appeals are not in our favor, then the Sarepta/UWA patents involved in these interferences, any other Sarepta/UWA patents or applications also found to be interfering, and any other Sarepta/UWA patents or applications may be invalidated or subject to invalidation, and as a result, we may not have any patent-based exclusivity available for our product candidates, which may have a material negative impact on our business plans. In addition, if final resolution of the interferences or related appeals are not in our favor, the USPTO may issue the BioMarin/AZL patent applications resulting in the grant of one or more patents that may provide a basis for BioMarin to allege that our product candidates, eteplirsen and/or SRP-4053, infringe such patents. In addition, these interferences, appeals and any subsequent litigation may require significant financial resources that we may have planned to spend on other Company objectives, resulting in delays or other negative impacts on such other objectives. In addition, BioMarin may continue to evaluate other opportunities to challenge our intellectual property rights or seek to broaden their patent positions in an attempt to cover our product candidates in the United States and in other jurisdictions. We are also aware of certain pending and granted claims that are held by BioMarin in Japan, Europe and certain other countries that may provide the basis for BioMarin or other parties to assert that eteplirsen infringes on such claims. Because we have not yet initiated an invalidation proceeding in these countries, the outcome and timing of any such proceeding cannot be predicted or determined as of the date of this report.

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

The full impact of several recent U.S. Supreme Court decisions relating to patent law is not yet known. For example, on March 20, 2012, in  Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc ., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to patent certain biomarker-related method claims. Additionally, on June 13, 2013, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain and, as with the Leahy-Smith Act, these decisions could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Any of these events could substantially harm our potential earnings, financial condition and operations. BioMarin has rights to patent claims that, absent a license, may preclude us from commercializing eteplirsen in several jurisdictions. BioMarin has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office (“EPO”), and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of eteplirsen in a European country where BioMarin has a patent corresponding to EP 1619249 would infringe on such patent. Both we and BioMarin have appealed the Opposition Division decision, submitted briefs in support of our respective positions and have also submitted responses to each other’s briefs. BioMarin filed arguments with the EPO in response to Sarepta’s previously filed briefs. The Opposition Division decision, if maintained at the appeals level, could have a substantial negative effect on our business and leaves open the possibility that BioMarin or other parties that have rights to such patent could assert that our product candidate, eteplirsen, infringes on such patent in a relevant European country. The timing and outcome of the appeal cannot be predicted or determined as of the date of this report. If as part of any appeal before the EPO we are unsuccessful in invalidating BioMarin’s claims that were maintained by the Opposition Division or if claims previously invalidated by the Opposition Division are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates could be materially impaired. Moreover, our ability to commercialize eteplirsen in a European country where BioMarin has a patent related to EP 1619249 while the appeal process remains ongoing before the EPO Board of Appeals could be materially impaired. In addition, we are aware of various divisional applications relating to EP 1619249 that are being pursued by BioMarin, which are pending and in some cases are granted. Any of these granted patents can also materially impair our ability to commercialize eteplirsen or our other therapeutic candidates, such as SRP-4045 and SRP-4053.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S) and Nippon Shinyaku Co. Ltd. share a focus on RNA-targeted drug discovery and development. Competitors with respect to our exon-skipping DMD program, or eteplirsen, include BioMarin (which acquired Prosensa), Nippon Shinyaku, Daiichi Sankyo and Shire plc; and other companies such as PTC Therapeutics and Summit plc have also been working on DMD programs. Additionally, several companies have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Pfizer, Inc., Bristol-Myers Squibb, Biogen Idec, Inc., Ionis Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Sanofi, Eli Lilly, Alnylam, Moderna Therapeutics, Inc., Summit plc, Akashi, Catabasis, and Oxford University. Although BioMarin received a complete response letter for Kyndrisa ™  (drisapersen) for the treatment of DMD in patients with mutations that are amenable to exon 51 skipping on January 14, 2016, BioMarin continues to be a competitor for us on the development of DMD exon-skipping product candidates.

On May 31, 2016, BioMarin announced the withdrawal of its market Authorization Application for Kyndrisa™ (drisapersen) in Europe and its intent to discontinue clinical and regulatory development of Kyndrisa ™ and three other follow-on products, BMN 044, BMN 045 and BMN 053. If BioMarin or any of our competitors are successful in obtaining regulatory approval for any of their product candidates, it may limit our ability to gain or keep market share in the DMD space or other diseases targeted by our exon-skipping platform and product candidate pipeline.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, our stock has increased as much as 36% in a single day or decreased as much as 55% in a single day. We expect that our stock could have a material swing in its trading price in connection with the FDA’s upcoming decision relating to our eteplirsen NDA. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

•	delays in beginning and completing pre-clinical and clinical studies for potential product candidates;

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

Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us or effect a change in our board of directors and management. These provisions include:

•	when the board is comprised of six or more directors, classification of our board of directors into two classes, with one class elected each year;

•	directors may only be removed for cause by the affirmative vote of a majority of the voting power of all the then-outstanding shares of voting stock;

•	prohibition of cumulative voting of shares in the election of directors;

•	right of the board of directors to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, disqualification or removal of a director;

•	express authorization of the board of directors to make, alter or repeal our bylaws;

•	prohibition on stockholder action by written consent;

•	advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings;

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

As of June 30, 2016, there were approximately 47.9 million shares of common stock outstanding and outstanding awards to purchase 7.3 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2016, there were 2.4 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan,  0.4 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and 1.0 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our

Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 9, 2016	By:	/s/ EDWARD KAYE, MD
Edward Kaye, MD
Interim Chief Executive Officer, Senior Vice President, Chief Medical Officer (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

4.1	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	07/01/2016

4.2	Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan	8-K	001-14895	10.2	07/01/2016

10.1

First Amendment dated June 19, 2016 to the Amended and Restated Exclusive License Agreement by and among the University of Western Australia, Sarepta Therapeutics, Inc. Sarepta International CV dated April 10, 2013

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