Form 10-K
period 2016-12-31
Sarepta Therapeutics, Inc.
filed 2017-02-28
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $912,884,809.

The number of outstanding shares of the registrant’s common stock as of the close of business on February 21, 2017 was 54,813,260.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K, portions of its definitive Proxy Statement for its 2017 annual meeting to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Sarepta Therapeutics, Inc.

FORM 10-K INDEX

-i-

Forward-Looking Information

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements or incorporate by reference forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•

our ability to achieve a successful commercial launch of EXONDYS 51 in the U.S., including through executing our plans to hire additional personnel, increase awareness on the importance of genetic testing and knowing / understanding DMD mutations, and identify and address procedural barriers for patients to obtain therapy such as payor reimbursement challenges, maintaining the marketing, distribution and supply infrastructure we have built for EXONDYS 51 and our expectations regarding the timing, costs, and investments associated with these activities;

•

our ability to obtain full approval of eteplirsen (i) in the U.S., which is dependent on our ability to complete to the United States Food and Drug Administration’s (“FDA”) satisfaction our post-marketing requirements and commitments, (ii) in the EU, which is dependent on our ability to successfully navigate the EU drug approval process and (iii) in other parts of the world that we may target;

•

the potential acceptance of EXONDYS 51, and our product candidates if they receive regulatory approval, in the marketplace and the accuracy of our projections regarding the market size in each of the jurisdictions that we target;

•

our ability to further secure long term supply of EXONDYS 51 and our product candidates, including by securing supply of subunits, drug substance Active Pharmaceutical Ingredients (“APIs”) and drug product, to satisfy our planned commercial and clinical needs by, among other things, negotiating and entering into additional commercial and supply agreements, and further scaling up manufacturing using appropriate techniques to synthesize and purify our product candidates to meet regulatory, Company quality control and other applicable requirements;

•

our expectations regarding our ability to successfully conduct or accelerate research, development, pre-clinical, clinical and post-approval trials, and our expectations regarding the timing, design and results of such trials, including their potential consistency with prior results, as well as data and analyses relating to the safety profile and potential clinical benefits of EXONDYS 51 and our product candidates;

•

our success in advancing the development of our follow-on exon-skipping drug candidates targeting DMD and further exploring potential funding, collaborations and other opportunities to support such development;

•

the potential and advancement of our phosphorodiamidate morpholino oligomer (“PMO”) chemistries, our peptide-conjugated PMO (“PPMO”) chemistries, our other PMO-based chemistries, and our other technologies to treat Duchenne muscular dystrophy (“DMD”) and other diseases and therapeutic areas that we target;

•

our ability to successfully expand the global footprint of eteplirsen, including through obtaining an approval from the European Medicines Agency (“EMA”) in the EU and other jurisdictions where regulatory approval has not been obtained, establishing early access programs in other parts of the world, building the internal infrastructure for commercialization and ensuring commercial supply to support these plans, and our expectations regarding the EMA review process, including timing and the factors that will impact the EMA’s evaluation and decision;

•

the impact of regulations and regulatory decisions by the FDA and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;

•	the possible impact of any competing products on the commercial success of EXONDYS 51 and our product candidates and our ability to compete against such products;

•

the impact of potential difficulties in product development manufacturing, or the commercialization of EXONDYS 51 and our product candidates, including factors such as successfully establishing and maintaining the appropriate Company infrastructure necessary to support the Company’s research, development and commercialization efforts;

•

our expectations regarding our ability to become a leading developer and marketer of PMO-based and RNA-targeted therapeutics and commercial viability of EXONDYS 51, as well as our product candidates, chemistries and technologies;

•

our ability to enter into research, development or commercialization alliances with universities, hospitals, independent research centers, non-profit organizations, pharmaceutical and biotechnology companies and other entities for specific molecular targets or selected disease indications and our ability to selectively pursue opportunities to access certain intellectual property rights that complement our internal portfolio through license agreements or other arrangements;

•

our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future;

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

•

our ability to invalidate some or all of the claims of patents issued to competitors and pending patent applications if issued to competitors, and the potential impact of those claims on the potential commercialization and continued commercialization, where authorized, of EXONDYS 51 and the potential commercialization of our product candidates;

•

our ability to successfully challenge the patent positions of our competitors and successfully defend our patent positions in the actions that the United States Patent and Trademark Office (the “USPTO”) or any appeals court may take or has taken with respect to our patent claims or those of third parties, including any appeals in connection with the interference decisions regarding our patents and patent applications and those held by BioMarin Pharmaceutical, Inc., (“BioMarin”) relating to exon 51, including EXONDYS 51, and exon 53, including SRP-4053, and our expectations regarding the impact of any appeal decisions in connection with these interferences on our business plans, including our commercialization  for EXONDYS 51 and, if authorized, SRP-4053;

•

the impact of any consequences of the interference decisions and ongoing appeals including the final refusal of BioMarin claims in the exon 53 and exon 51 composition of matter interferences, the cancellation of our patent in the exon 51 method of use interference, and the narrow claim BioMarin was allowed to pursue as a result of the exon 53 interference decision;

•

the impact if the USPTO, other agencies or courts make a decision against us that could negatively impact the EXONDYS 51 commercialization such as a decision in the pending appeals of Interference Nos. 106,007, 106,008 and 106,013, any of which could result in an infringement claim against us if the BioMarin patent applications subject to the appeals are ultimately granted;

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

•

our ability to raise additional funds to support our business plans and strategies, including business development, and the impact of our credit and security agreement with MidCap Financial on our financial condition and future operations;

•	our expectations relating to potential funding from government and other sources for the development of some of our product candidates;

•	the timing and outcomes of ongoing interference proceedings and related appeals, and the impact of any litigation on us, including actions brought by stockholders;

•	our ability to attract and retain key employees needed to execute our business plans and strategies and our expectations regarding our ability to manage the impact of any loss of key employees;

•	our ability to comply with applicable environmental laws and regulations;

•	the impact of the potential achievement of performance conditions and milestones relating to our stock awards; and

•	our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements.

We undertake no obligation to update any of the forward-looking statements contained in this Annual Report on Form 10-K after the date of this report, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We caution readers not to place undue reliance on forward-looking statements. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, including the risks, uncertainties and assumptions identified under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

       DMD Focus

We are primarily focused on rapidly advancing the development of our potentially disease-modifying pipeline of exon-skipping drug candidates targeting DMD. DMD is a rare genetic disorder affecting children (primarily males) that characterized by progressive muscle deterioration and weakness. It is the most common type of muscular dystrophy. DMD is caused by an absence of dystrophin, a protein that helps keep muscle cells intact. The absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. Females are rarely affected by the disorder. In the absence of dystrophin protein, affected individuals generally experience the following symptoms, although disease severity and life expectancy vary:

•	muscle damage characterized by inflammation, fibrosis and loss of myofibers beginning at an early age;
•	muscle weakness and progressive loss of muscle function beginning in the first few years of life;
•	decline of ambulation and respiratory function after the age of seven;
•	total loss of ambulation in the pre-teenage or early teenage years;
•	progressive loss of upper extremity function during mid- to late-teens; and
•	respiratory and/or cardiac failure before the age of 30, to which they typically succumb.

EXONDYS 51 is the first disease-modifying therapy to receive accelerated approval for DMD in the U.S. The yearly cost of care for individuals with DMD is high and increases with disease progression. We believe that DMD represents a significant market opportunity.

       U.S. Commercialization

Our first commercial product in the U.S., EXONDYS 51® (eteplirsen) Injection (“EXONDYS 51”), was granted accelerated approval by the FDA on September 19, 2016. EXONDYS 51 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. The accelerated approval of EXONDYS 51 is based on the surrogate endpoint of an increase of dystrophin in skeletal muscle observed in some EXONDYS 51-treated patients. The FDA has concluded that the data we submitted demonstrated an increase in dystrophin production that is reasonably likely to predict clinical benefit in some patients with DMD who have a confirmed mutation of the dystrophin gene amenable to exon 51 skipping. A clinical benefit of EXONDYS 51, including improved motor function, has not been established. Continued approval for this indication is contingent upon completing various post-marketing requirements and commitments to confirm the clinical benefit of EXONDYS 51. Our FDA post marketing requirements and commitments include several studies for eteplirsen and SRP-4045 and SRP-4053, our product candidates designed to skip exons 45 and 53, respectively.

In addition to successfully completing our FDA post-marketing requirements and commitments, we are focused on executing our various strategic initiatives designed to drive commercial success of EXONDYS 51 in the U.S. We believe that the key priorities for a successful commercial launch include:

•

working with physicians to identify patients and to initiate the process of securing prescriptions by providing education on the importance of genetic testing and knowing / understanding DMD mutations;

•	maintaining an active dialogue and working with payors to provide broad reimbursement and coverage for EXONDYS 51;
•	identifying and appropriately addressing procedural barriers patients face in obtaining therapy to shorten timeframe to treatment; and
•	ensuring all DMD patients have genetic tests and are appropriately identified for exon amenability.

Our commercial initiatives are designed to support these priorities. We are pursuing broad coverage of EXONDYS 51. The payor environment can be very challenging in the orphan drug space. As of the date of this report, the majority of covered lives are pending policy decisions and are currently reviewed case-by-case or approved with restrictions. We continue to have discussions with payors who have denied coverage or have policy decisions limiting coverage of EXONDYS 51.

       Ex-U.S. Efforts

We are also pursuing regulatory approval of eteplirsen in jurisdictions outside of the U.S. On December 19, 2016, we announced that the EMA validated our previously submitted Marketing Authorization Application (“MAA”) for eteplirsen to treat DMD amenable to exon 51 skipping. We are seeking conditional approval of eteplirsen in the EU through the centralized procedure. The review of an MAA generally takes approximately 12-15 months. The review time can vary as it is dependent on the “clock stop” period which is generally between 3 to 6 months to provide responses to questions from the EMA throughout the review process. During the review, we plan to initiate key activities in support of the potential launch of eteplirsen in the EU, such as building out our commercial infrastructure and scaling-up manufacturing. We believe Europe presents a large opportunity for us since there are more DMD patients in Europe than in the U.S. As of the date of this report, EXONDYS 51 has not been approved for sale or marketing by any regulatory agency or authority outside of the U.S. We are also working towards establishing early access programs for eteplirsen in various ex-U.S. jurisdictions. For commercialization activities in jurisdictions outside of the U.S., we may choose to conduct these activities ourselves or may enter into arrangements with other pharmaceutical or biotechnology companies for the marketing and sale of our products either globally or on a country-by-country basis.

Our Next Generation Exon Skipping Technology

EXONDYS 51 is our first PMO-based technology to be granted accelerated approval by the FDA. The reminder of our product candidates currently in the clinic are also PMO-based. We are currently focused on rapidly advancing our next generation chemistry for DMD and other applications – a cell penetrating peptide conjugated PMO referred to as PPMO. In pre-clinical research, our proprietary class of PPMO compounds demonstrated enhanced efficacy as compared to PMO by improving delivery and dystrophin production in vivo, and showing a favorable tolerability in non-human primates. Based on these results, we believe our PPMO chemistry has the potential for a more durable response, which may support less frequent dosing and can potentially be tailored to target any organ. Our current plans are to open file an investigation new drug (“IND”) application in 2017 for PPMO toxicology studies and DMD exon 51.

       Pipeline: A Comprehensive Approach to DMD

In addition to EXONDYS 51, our DMD pipeline includes other product candidates, which are at various stages of development. The chart below summarizes the status of our more advanced programs as of the date of this report, including those with our strategic partners, reflecting our efforts to become the global leader in DMD RNA-targeted precision medicine while also developing a pipeline with a comprehensive treatment approach to DMD:

       Collaborations with Multiple Treatment Approaches to DMD

In addition to advancing our exon-skipping product candidates for DMD, we are working with several strategic partners under various agreements to research and develop multiple treatment approaches to DMD. Included in these strategic partners are (i) Summit (Oxford) Ltd. (“Summit”) with whom we are collaborating under an exclusive License and Collaboration Agreement that grants us rights to Summit’s utrophin modulator pipeline in Europe, Turkey and the Commonwealth of Independent States and an option to acquire rights in Latin America and (ii) Nationwide Children’s Hospital with whom we are collaborating on the advancement of their microdystrophin gene therapy program under a research and exclusive option agreement and their Galgt2 gene therapy program under an exclusive license agreement.

Objectives and Business Strategy

We believe that our proprietary RNA-targeted technologies platform can be used to develop novel pharmaceutical products to treat a broad range of diseases and address key currently-unmet medical needs. We intend to leverage our RNA-targeted technologies platform, organizational capabilities and resources to become a leading developer and marketer of RNA-targeted therapeutics, including the treatment of rare, neuromuscular and other diseases, with a diversified portfolio of product candidates. In pursuit of this objective, we intend to engage in the following activities:

•	executing on our strategic initiatives designed to achieve a successful commercialization of EXONDYS 51 in the U.S.;
•	expanding the global footprint of eteplirsen by pursuing regulatory approval or establishing early access programs in jurisdictions where regulatory approval has not yet been obtained;
•	advancing the development of our follow-on exon-skipping drug candidates targeting DMD and further exploring potential funding, collaborations and other opportunities to support such development;
•

advancing the research and development of our RNA-targeted technologies platform, including our next generation chemistry, PPMO, and identifying product candidates to target additional therapeutic areas at our company or through potential strategic opportunities including potentially entering into partnership, licensing and/or collaboration arrangements with industry partners;

•	continuing to expand our portfolio therapeutic approaches targeting DMD through strategic partnerships, collaborations and other potential opportunities; and
•

ensuring we have the appropriate capitalization to fund our business objectives and strategies, including by raising additional capital through licensing, collaborations and offerings of Company equity and / or debt.

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

We have not generated significant revenue from product sales to date. Even if we do achieve significant revenue from product sales, we are likely to continue to incur operating losses in the near term. For more information about our revenues and operating losses, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2016, we had approximately $329.3 million of cash, cash equivalents and investments, consisting of $122.4 million of cash and cash equivalents, $195.4 million of short-term investments and $11.5 million of restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months. In addition to pursuing additional cash resources through public or private financings, we may also seek to enter into contracts, including collaborations or licensing agreements with respect to our technologies, with third parties, including government entities.

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

Lead Development Program: Pipeline of Exon-Skipping PMO-Based Product Candidates for DMD

Proprietary Platform Technologies

PMO. The original PMO structure and variations of this structure that are so-called PMO-based (collectively “PMO-based”) are central to our proprietary chemistry platform. PMO-based therapeutics have been safely dosed in over 400 patients. PMO-based compounds are synthetic compounds that bind to complementary sequences of RNA by standard Watson-Crick nucleobase pairing. When targeted to messenger RNA (“mRNA”), PMO-based compounds down-regulate protein translation by steric blockade. The two key structural differences between PMO-based compounds and naturally occurring RNA are that the PMO nucleobases are bound to synthetic morpholino rings instead of ribose rings, and the morpholino rings are linked by phosphorodiamidate groups instead of phosphodiester groups. Replacement of the negatively charged phosphodiester in RNA with the uncharged phosphorodiamidate group in PMO eliminates linkage ionization at physiological pH. Due to these modifications, PMO-based compounds are resistant to degradation by plasma and intracellular enzymes. Unlike the RNA-targeted technologies of siRNAs and DNA gapmers, and PMO-based compounds operate by steric blockade rather than by cellular enzymatic degradation to achieve their biological effects. Thus, PMOs use a fundamentally different mechanism from these other RNA-targeted technologies.

PMO technologies can be used to selectively up-regulate or down-regulate the production of a target protein through pre-mRNA splice alteration. This mechanism can be used to correct disease-causing genetic errors by inducing the targeted expression of novel proteins. Thus, PMO-based compounds have the potential to be designed to create more, less, or none of certain proteins, or produce analogues of endogenous proteins.

The safety of therapeutic agents is paramount. We believe that our PMO-based compounds significantly reduce the potential for off-target effects specifically because of their demonstrated inactivity with key molecular mechanisms that are known to be toxicologically active when stimulated. Additionally, consistent with our research and development to date, we believe that PMO-based compounds do not exhibit coagulation and immune stimulatory effects, do not stimulate toll-like receptors (“TLRs”) or receptors of the RIG-I-like receptor family, and do not sequester metal ions away from the catalytic centers of polymerases.

In addition to our original PMO technology, we have also developed three new PMO-based chemistry platforms. We believe that the novel characteristics intrinsic to these new platforms will allow for the development of drug candidates with favorable safety and efficacy characteristics.

PPMO. The first of these novel chemistries is based on cell-penetrating PPMOs. This technology features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced cellular delivery into the cytosol and the nucleus. Based on our pre-clinical research, we believe our proprietary class of PPMO compounds demonstrates enhanced efficacy as compared to PMO and has the potential to provide improved delivery and dystrophin production in vivo, favorable tolerability in non-human primates, and a more durable response, which may support less frequent dosing and can potentially be tailored to target any organ. We plan on beginning IND-enabling Good Laboratory Practice (“GLP”) toxicology studies during early 2017 and we are targeting opening an IND before year-end in 2017 for DMD exon 51.

PMOplus®. The second of these chemistries, PMOplus®, features the selective introduction of positive charges to the PMO backbone. We believe that PMOplus® has potentially broad therapeutic applications, especially for anti-viral therapeutics.

PMO-X®. The third of these chemistries, PMO-X®, incorporates novel and proprietary chemical modifications to the PMO backbone linkages. We believe PMO-X® may provide enhanced in vivo potency and efficacy, as well as greater flexibility in the modulation of selective tissue targeting and cellular delivery.

We believe that our PMO-based technology platforms can be used to develop novel pharmaceutical products to treat a broad range of diseases and address key currently-unmet medical needs. We intend to leverage our PMO-based technology platforms, organizational capabilities, and resources to become a leading developer and marketer of a diversified portfolio of PMO-based therapeutics, especially for the treatment of rare, neuromuscular and other diseases.

Exon-Skipping Clinical Studies

The table below indicates the status of our clinical trials for our exon-skipping pipeline as of the date of this filing. This table is a summary description of our research and clinical efforts for each exon skip targeted by our product candidates in our DMD exon-skipping pipeline:

Exon Target Treatment	Study	Duration (weeks)	U.S./EU	Number of Patients	Status	DMD Population
Exon 51	AVI-4658-33	Single Dose	EU	7	Completed	10-17 yrs, non-amb(b)
Exon 51	AVI-4658-28	12	EU	19	Completed	5-15 yrs, amb
Exon 51	4658-us-201	28	US	12	Completed	7-13 yrs, amb
Exon 51	4658-us-202 (a)	268	US	12	Dosing/Enrollment closed (Data through 236 weeks)	7-13 yrs, amb
Exon 51	4658-301	96	US	160	Enrolling	7-16 yrs, amb
Exon 51	4658-204	96	US	24	Dosing/Enrollment closed	7-21 yrs, non-amb
Exon 51	4658-203	96	US	40	Enrolling	4-6 yrs, amb
Exon 51	4658-102	48	EU/US	12	Planned	6 mos - 4 yrs
Exon 45	4045-101	120	US	12	Dosing/Enrollment closed	7-21 yrs, non-amb
Exon 53	4053-101	60	EU	48	Enrollment closed	6-15 yrs, amb
Exon 45/53	4045-301	192	EU/US	99	Enrolling	7-13 yrs, amb
(a)	Weeks presented are inclusive of 28 completed weeks in study 4658-us-201.
(b)	Amb denotes ambulatory

EXONDYS 51. EXONDYS 51® (eteplirsen) Injection, our first commercial product, approved by the U.S. FDA on September 19, 2016, is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 targets the most frequent series of mutations that cause DMD. Approximately 13% of DMD patients are amenable to exon 51 skipping. In connection with fulfilling our FDA post-marketing requirements and commitments, we are in the process of planning several studies for eteplirsen and product candidates targeting skipping of exon 53 and/or exon 45. In addition, we are conducting an open label extension of our Phase 2b study for which patients can transition to commercial drug after certain criteria are met (Study 4658-us-202), an open label study on ambulatory patients with a concurrent untreated control arm (Study 4658-301/PROMOVI), a study evaluating the safety and tolerability of eteplirsen in participants with advanced stage DMD (Study 4658-204) and a study evaluating the safety and tolerability of eteplirsen in participants with early stage DMD (Study 4658-203), each of which will allow for patients to transition to commercial drug after meeting certain criteria. We are also planning two additional Phase 1 studies. In connection with our MAA for eteplirsen, which received EMA validation, and our efforts to obtain approval of eteplirsen in the EU, we are in the planning stages of an intravenous study on participants between the ages of six months and four years in connection with our Pediatric Investigation Plan (“PIP”) in the EU.

Exon 53. We are enrolling and dosing patients in ESSENCE (Study 4045-301), our phase 3 placebo controlled confirmatory trial in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 or 53 skipping using SRP-4045 and SRP-4053, respectively. SRP-4053, an exon 53-skipping product candidate that we selected for development through the SKIP-NMD consortium, is currently in the clinic in EU as part of a Phase 1/2 study. Part I has been completed and Part II, an open label portion of this study, is ongoing (Study 4053-101). The SKIP-NMD Consortium, which supported certain clinical proof of concept studies and IND-enabling activities for an exon 53-skipping therapeutic using our PMO technology, received an EU Health Innovation-1 2012 collaborative research grant (grant agreement No. 305370) to support the initial development of SRP-4053. SRP-4053 will potentially address one of the most prevalent sets of mutations in DMD that are amenable to exon-skipping.

Exon 45. We are enrolling and dosing patients amenable to exon 45 skipping in ESSENCE, our placebo controlled study for eteplirsen further described above. SRP-4045, an exon 45-skipping product candidate that we selected for development in collaboration with Children’s National Medical Center (“CNMC”) in Washington, D.C. and the Carolinas Medical Center (“CMC”) in Charlotte, N.C. This collaboration was funded primarily through two grants, one from Department of Defense’s (“DoD”) Congressionally Directed Medical Research Program to CNMC and the other from the National Institutes of Neurological Disorders and Stroke to the CMC. Pursuant to an ongoing Sarepta-sponsored Phase 1/2 clinical study studying SRP-4045 (Study 4045-101), we have completed a dose titration portion (Phase 1) and are currently conducting the open-label portion of the study (Phase 2). SRP-4045 will potentially address one of the most prevalent sets of mutations in DMD that are amenable to exon-skipping.

Our DMD pipeline includes additional product candidates, which are at various stages of development. Our DMD program is part of our larger pan-exon strategy for the development of drug candidates to address the most prevalent exon mutations in the DMD population. Because the majority of DMD patients have exon mutations that cluster together, a small number of exon-skipping therapies will potentially be disease-modifying for a relatively large percentage of DMD patients. Approximately 75-80% of the total DMD population is potentially treatable with exon-skipping therapeutics.

Discovery and Research Programs

Rare Diseases. We are researching the application of our proprietary PMO-based technologies in a number of rare diseases.

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

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art manufacturing and techniques that allow synthesis and purification of our product and product candidates to support clinical development as well as commercialization. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these techniques to support production of our product and certain of our product candidates and their components. We currently do not have any of our own internal manufacturing capabilities to produce our product and product candidates for commercial and/or clinical use.

For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (“CMO”) to produce custom raw materials, the APIs and finished goods for our product candidates. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology. Specially, for our commercial DMD program, we have commenced work with our existing manufacturers to increase product capacity from mid-scale to large-scale.

While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our product, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill all of these requirements, and are capable of continuing to expand capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks.

Manufacturers and suppliers of product candidates are subject to the FDA’s current Good Manufacturing Practices (“cGMP”) requirements, and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

EXONDYS 51 is distributed in the U.S. through a limited network of home infusion specialty pharmacy providers that deliver the medication to patients and a specialty distributor that distributes EXONDYS 51 to hospitals and hospital outpatient clinics.

Material Agreements

We believe that our RNA-targeted technologies could be broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To further exploit our core technologies, we have and may continue to enter into research, development or commercialization alliances with universities, hospitals, independent research centers, non-profit organizations, pharmaceutical and biotechnology companies and other entities for specific molecular targets or selected disease indications. We may also selectively pursue opportunities to access certain intellectual property rights that complement our internal portfolio through license agreements or other arrangements.

Summit (Oxford) Ltd.

On October 3, 2016, we entered into the exclusive Collaboration and License Agreement (the “Collaboration Agreement”) with Summit which grants us the exclusive right to commercialize products in Summit’s utrophin modulator pipeline in the E.U., Switzerland, Norway, Iceland, Turkey and the Commonwealth of Independent States (the “Licensed Territory”).

Under the terms of the Collaboration Agreement, we made an up-front payment of $40.0 million to Summit, with the potential for additional payments of up to $192.0 million based on achievement of certain development and regulatory milestones for ezutromid. For each of Summit’s future generation small molecule utrophin modulators, we may be required to make up to $290.0 million in development and regulatory milestone payments. Additionally, on a product-by-product basis, we may be required to make up to $330.0 million in sales milestone payments.

The Collaboration Agreement also grants us an option to expand the Licensed Territory. If we exercise this option, then we will be liable for a one-time $10.0 million option fee as well as up to $7.0 million in regulatory milestone payments. For each of Summit’s lead product candidate, ezutromid, for the treatment of DMD, and its second generation and future generation small molecule utrophin modulators (collectively, the “Licensed Product”), we may be liable for up to $82.5 million in sales milestone payments.

Additionally, we may be required to make tiered royalty payments ranging from a low to high teens percentage of net sales on a product-by-product basis in the Licensed Territory.

Under the Collaboration Agreement, Summit will be solely responsible for all research and development costs for the Licensed Products until December 31, 2017. Thereafter, Summit will be responsible for 55.0% of the budgeted research and development costs related to the Licensed Products in the Licensed Territory, and we will be responsible for 45.0% of such costs. Any costs in excess of 110.0% of the budgeted amount will be borne by the party that incurred such costs. Summit is also obligated to spend a specified minimum amount on the research and development of certain Licensed Products prior to the end of 2019.

Manufacture and Supply of Licensed Products

Under the Collaboration Agreement, Summit has agreed to use commercially reasonable efforts to supply to us active pharmaceutical ingredient, finished drug product and placebo for us to conduct research, development and commercialization activities for the Licensed Products. We will also have the right to establish back up and second source suppliers under certain circumstances.

Commercialization

Under the Collaboration Agreement, we will be solely responsible for all commercialization activities and associated costs relating to the Licensed Products in the Licensed Territory. We have agreed to use commercially reasonable efforts to commercialize the Licensed Products in specified countries within the Licensed Territory and, if the exclusive option to expand the Licensed Territory to include specified countries in South and Central America (the “Option Territory”) is exercised, to use commercially reasonable efforts to commercialize the Licensed Products in certain specified countries within the Option Territory.

       University of Western Australia

         In April 2013, we entered into an agreement with University of Western Australia (“UWA”) under which an existing exclusive license agreement between the two parties was amended and restated (the “Amended and Restated UWA License Agreement”). The Amended and Restated UWA License Agreement grants us specific rights to the treatment of DMD by inducing the skipping of certain exons. EXONDYS 51, SRP-4045 and SRP-4053 fall under the scope of the license agreement. Under the Amended and Restated UWA License Agreement, we may be required to make payments of up to $6.0 million in aggregate to UWA based on the successful achievement of certain development and regulatory milestones relating to EXONDYS 51 and up to five additional product candidates. As of the date of this report, a portion of the $6.0 million development and regulatory milestone payments has been made. We may also be obligated to make payments to UWA of up to $20.0 million upon the achievement of certain sales milestones. Additionally, we may be required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the Amended and Restated UWA License Agreement. However, we have the option to purchase future royalties up-front. Under this option, prior to the First Amendment (defined below), we could be required to make a one-time royalty payment of $30.0 million to UWA.

In June 2016, we entered into the first amendment to the Amended and Restated UWA License Agreement (the “First Amendment”) with UWA. Under the First Amendment, we were obligated to make an up-front payment of $7.0 million to UWA upon execution of the First Amendment. Under the terms of the First Amendment, UWA has waived rights to certain royalties and amended the timing of certain other royalty payments under the Amended and Restated UWA License Agreement, including lowering the one-time royalty payment that is due by us upon exercise of the option to purchase future royalties up-front. Upon exercise of the option to purchase future royalties up-front, we would still be obligated to make up to $20.0 million in payments to UWA upon achievement of certain sales milestones.

Currently, the latest date on which an issued patent covered by our agreement with UWA expires is November 2030 (not accounting for any patent term extension, supplemental protection certificate or pediatric extensions that may be available), however, patents granting from pending patent applications could result in a later expiration date.

Strategic Alliances

In connection with our multi-front battle against DMD, we entered into a number of partnering opportunities. We believe these collaborations, taken along with our own programs, represent the most comprehensive approach to treating DMD.

     Nationwide Children’s Hospital

In January 2016, we entered into an exclusive license agreement with Nationwide Children’s Hospital for their Galgt2 gene therapy program. This program explores the potential surrogate gene therapy approach to DMD. Under this approach, the gene therapy looks to induce genes that make proteins that can perform a similar function as dystrophin, with the goal of producing a muscle cell that can function normally even when dystrophin is absent. This approach has the potential to be used broadly in several muscular dystrophies, regardless of their mutation.

In addition, in December 2016, we entered into a research and option agreement with Nationwide Children’s Hospital on their microdystrophin gene therapy program. The initial trial, which is expected to go into Phase 1/2a trial in late 2017, will be conducted at Nationwide Children’s Hospital. Parent Project Muscular Dystrophy has committed $2.2 million to the trial, with support from additional Duchenne foundations and families. We have committed to the trial through a research agreement with Nationwide Children’s Hospital, and we have an exclusive option to exclusively license the program.

     Catabasis

In September 2016, we entered into a joint research collaboration with Catabasis Pharmaceuticals, Inc. (“Catabasis”) to explore a combination drug treatment approach for DMD. We will contribute our expertise to study an exon skipping treatment while Catabasis will contribute its oral NF-kB inhibition treatment for this combination study for DMD. The objective of the joint research is to study the safety and efficacy of combining these two treatment strategies using a mouse model of DMD, including evaluating the potential for additional or synergistic benefits.

Charley’s Fund Agreement

In October 2007, Charley’s Fund, Inc. (“Charley’s Fund”), a nonprofit organization that funds drug development and discovery initiatives specific to DMD, awarded us a research grant of approximately $2.5 million and, in May 2009, the grant authorization was increased to a total of $5.0 million. Pursuant to the related sponsored research agreement, the grant was provided to support the development of product candidates related to exon 50 skipping using our proprietary exon-skipping technologies. As of December 31, 2016, Charley’s Fund had made payments of approximately $3.4 million to us. Revenue associated with this research and development arrangement is recognized based on the proportional performance method. To date, we have recognized approximately $0.1 million as revenue. We have deferred $3.3 million of previous receipts, which are anticipated to be recognized as revenue upon resolution of outstanding performance obligations.

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

Our patents and patent applications are directed to our product candidates as well as to our PMO-based technologies platform. We seek patent protection for certain of our product candidates and proprietary technologies by filing patent applications in the U.S. and other countries as appropriate.

Our product candidates and our technologies are primarily protected by composition of matter and use patents and patent applications. Currently, our exon skipping clinical product candidates for DMD include EXONDYS 51 (eteplirsen), SRP-4045 and SRP-4053.

We own patents and have exclusively licensed patents from UWA that provide primary patent protection for eteplirsen, SRP-4045 and SRP-4053 as follows:

Eteplirsen

Patent Number	Country/Region**	Patent Type	Expiration Date*	Owner
U.S. 7,807,816****	United States	Composition of Matter	February 23, 2026	UWA
U.S. 7,960,541****	United States	Composition of Matter	June 28, 2025	UWA
U.S. 8,486,907*****	United States	Methods of Use	June 28, 2025	UWA
U.S. 9,018,368	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,416,361	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. 9,506,058	United States	Methods of Use	March 14, 2034	Sarepta
EP 1 766 010 B1	Europe	Composition of Matter & Methods of Use	June 28, 2025	UWA

SRP-4045

Patent Number	Country/Region**	Patent Type	Expiration Date*	Owner
U.S. 8,524,880	United States	Composition of Matter & Methods of Use	April 2, 2026	UWA
U.S. 9,447,415	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,228,187	United States	Composition of Matter	November 12, 2030	UWA

U.S. 9,416,361	United States	Composition of Matter	May 4, 2021	Sarepta

SRP-4053

Patent Number	Country/Region**	Patent Type	Expiration Date*	Owner
U.S. 8,455,636***	United States	Composition of Matter & Methods of Use	June 28, 2025	UWA
U.S. 9,024,007	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,416,361	United States	Composition of Matter	May 4, 2021	Sarepta
EP 2 206 781 B1******	Europe	Composition of Matter & Methods of Use	June 28, 2025	UWA

* Stated expiration dates do not account for any patent term extension, supplemental protection certificate or pediatric extensions that may be available.

**Granted patents in the United States and Europe (EP) are shown here.  Additional patent protection in the U.S., Europe (EP) or other countries or regions through pending or granted foreign counterparts may be available.

*** Involved in U.S. Patent Interference No. 106,007. Judgment dated April 29, 2016 ordered cancellation of (i) all claims, except claim 77, of U.S. Application No. 11/233,495 to BioMarin (AZL); and (ii) U.S. 8,455,636 to us (UWA).  Appeal by BioMarin (AZL) to the Court of Appeals for the Federal Circuit pending (Case No. 2016-2262).

**** Involved in U.S. Patent Interference No. 106,008. Judgement dated September 20, 2016 ordered cancellation of all claims of U.S. Application No. 13/550,210 to BioMarin (AZL).  Appeal by BioMarin (AZL) to the Court of Appeals for the Federal Circuit pending (Case No. 2017-1078).

*****Involved in U.S. Patent Interference No. 106,013.  Judgment dated September 29, 2015 ordered cancellation of U.S. 8,486,907 to us (UWA).  Decision dated December 29, 2015 denied our Request for Rehearing. Appeal by us (UWA) to the Court of Appeals for the Federal Circuit pending (Case Nos. 2016-1937, 2016-2086 (consolidated)).

******Involved in Opposition proceedings initiated on August 25, 2016.

In addition to the foregoing patents that protect eteplirsen, SRP-4045 and SRP-4053, we either solely own or exclusively license from UWA patents and patent applications in the U.S. and in major foreign markets that provide additional protection for eteplirsen as well as our DMD follow-on exon-skipping candidates (e.g., SRP-4045 and SRP-4053), which cover the composition of matter, preparation and/or uses of these drug candidates. These patents, and patent applications, if granted, expire between 2025 and 2036, such expiration dates not accounting for any patent term extension, supplemental protection certificate or pediatric extensions that may be available.

We separately own patents and patent applications in the U.S. and in major foreign markets that cover our proprietary PMO-based technologies (e.g., PPMO, PMOplus®, PMO-X®). These patents, and patent applications, if granted, expire between 2024 and 2036, such expiration dates not accounting for any patent term extension, supplemental protection certificate or pediatric extensions that may be available. We are the owner of multiple federal trademark registrations in the U.S. including, but not limited to, Sarepta®, Sarepta Therapeutics®, PMOplus®, PMO-X® the Sarepta Therapeutics logo, EXONDYS®, and EXONDYS 51®. In addition, we have multiple pending trademark applications in the U.S. and in major foreign markets.

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

We do not have patents or patent applications in every jurisdiction where there is a potential commercial market for our product candidates. For each of our programs, our decision to seek patent protection in specific foreign markets, in addition to the U.S., is based on many factors, including:

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. In addition, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. For example, we are aware of certain claims that our competitor BioMarin has rights to in the U.S that, if granted, may provide the basis for BioMarin or other parties that have rights to these claims to assert that our drug candidates, eteplirsen and/or SRP-4053, infringe on such claims. In 2014, the Patent Trial and Appeal Board (“PTAB”) of the USPTO declared various patent interferences between certain patents held by Sarepta under a license from the UWA and patent applications held by BioMarin under license from Academisch Ziekenhuis Leiden (“AZL”) related to exon 51 and exon 53 skipping therapies designed to treat DMD. Patents held or licensed to Sarepta and included in these interference proceedings are presumed valid by statute for the duration of these proceedings and any appeals. These interferences have not changed our plans to seek regulatory approval for eteplirsen in foreign markets and pursue post-marketing commitments in the U.S., continue with our clinical development plans for eteplirsen and SRP-4053 or continue to commercialize EXONDYS 51 in the U.S.; however, if final resolution of these interferences and related appeals are not in our favor, our current business, development and commercialization plans for eteplirsen and SRP-4053 may be negatively impacted. For details on and risks related to the interferences that the PTAB has declared involving our patents, please read Risk Factors—Risks Relating to Our Business—Our success, competitive position and future revenue, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our technologies, product, and product candidates, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing on the proprietary rights of third parties.

The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain. For example, BioMarin has rights to European Patent No. EP 1619249. We opposed this patent in the Opposition Division of the European Patent Office (“Opposition Division”), and in November 2011, we announced that, although we succeeded in invalidating some of the patent’s claims, the Opposition Division maintained in amended form certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46. We and BioMarin both appealed this decision in June 2013; however, pending final resolution of this matter, the patent at issue may provide the basis for BioMarin or other parties that have rights to such patent in the relevant European country to assert that our drug candidate, eteplirsen, infringes on such patent upon launching eteplirsen in such relevant European country. The outcome of the appeal cannot be predicted or determined as of the date of this report. If, as part of any appeal before the European Patent Office, we are unsuccessful in invalidating BioMarin’s claims that were maintained by the Opposition Division or if claims previously invalidated by the Opposition Division are restored on appeal, our ability to commercialize both eteplirsen and other therapeutic candidates, such as SRP-4045 and SRP-4053 could be materially impaired.  Moreover, our ability to commercialize eteplirsen could be materially impaired in a European country where BioMarin has a patent related to EP 1619249 while the appeal process remains ongoing before the European Patent Office Board of Appeals. In addition, we are aware of various divisional applications relating to EP 1619249 that are being pursued by BioMarin, which are pending, granted and, in some cases, are proceeding to grant.  One of these divisional applications that has been granted claims exon 45 skipping antisense oligonucleotides (EP 2594641) and another claims exon 53 skipping antisense oligonucleotides (EP 2602322).  We opposed EP 2594641 and EP 2602322 in the Opposition Division on September 29, 2016 and December 1, 2016, respectively.  Should we be unsuccessful in invalidating these patents, or any related patents that grant, our ability to commercialize eteplirsen or our other therapeutic candidates, such as SRP-4045 and SRP-4053, could be materially impaired.

In addition to government, court and regulatory patent decisions, changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents that we own or have licensed from/to third-parties. Further, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, there is no assurance that we were the first creator of inventions covered by our pending patent applications, or that we were the first to file patent applications for these inventions.

Government Regulation

The testing, manufacturing, labeling, advertising, promotion, distribution, exportation and marketing of our products are subject to extensive regulation by governmental authorities in the U.S. and in other countries. In the U.S., the FDA, under the Federal Food, Drug and Cosmetic Act and its implementing regulations, regulates pharmaceutical products. Failure to comply with applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), withdrawal of approval of approved products, warning letters, untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, civil penalties and/or criminal prosecution.

U.S. Drug Approval Process

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

The steps required before a drug may be approved for marketing in the U.S. generally include the following:

•	preclinical laboratory tests and animal toxicity testing;
•	submission of an NDA for conducting human clinical testing to the FDA, which must become effective before human clinical trials commence;
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

Preclinical studies may include laboratory evaluations of the product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the pharmacokinetics, metabolism, bio-distribution, elimination and toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical studies, manufacturing information, analytical data and a proposed first in human clinical trial protocol are submitted to the FDA as part of the IND, which must become effective before clinical trials may be initiated. The IND will become effective approximately 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the supportive data, or the design, particularly regarding potential safety issues with conducting the clinical trial as described in the protocol. In this situation, the trials are placed on clinical hold and the IND sponsor must resolve any outstanding FDA concerns before clinical trials can proceed.

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

Clinical trials typically are conducted in three sequential drug development phases (Phases 1, 2 and 3) prior to approval, and a portion of these phases may overlap. A fourth post-approval phase (Phase 4) may include additional clinical studies. A general description of clinical trials conducted in each phase of development is provided below. However, the number of study subjects involved in each phase of drug development for rare diseases can be significantly less than typically expected for more common diseases with larger patient populations:

•

Phase 1. Phase 1 clinical trials involve the initial introduction of the drug into human subjects. These studies are usually designed to determine the safety of single and multiple doses of the compound and determine any dose limiting toxicities or intolerance, as well as the metabolism and pharmacokinetics of the drug in humans. Phase 1 studies usually involve less than 100 subjects and are conducted in healthy adult volunteers unless the drug is toxic (e.g., cytotoxics) in which case they are tested in patients.
•

Phase 2. Phase 2 clinical trials are usually conducted in a limited patient population to evaluate the safety and efficacy of the drug for a specific indication to determine optimal dosage and to identify possible adverse effects and safety risks. Phase 2 studies usually involve patients with the disease under investigation and may vary in size from several dozen to several hundred.

•

Phase 3. If an investigational drug is found to be potentially effective and to have an acceptable safety profile in early phase studies, larger Phase 3 clinical trials are conducted to confirm clinical efficacy, dosage and safety in the intended patient population, which may involve geographically dispersed clinical trial sites. Generally, two adequate and well-controlled Phase 3 clinical trials which establish the safety and efficacy of the drug for a specific indication are required for approval of an NDA. Phase 3 studies usually include several hundred to several thousand patients for larger, non-orphan drug indications/diseases. However, for orphan drug indications due to their lower prevalence, clinical trials for rare or orphan diseases generally have fewer patients. For these orphan diseases, a company may also try to demonstrate efficacy and safety by comparing treated patients in clinical trials to untreated populations in placebo-controlled clinical trials or to data from natural history studies.

•

Phase 4. Phase 4 trials are clinical studies conducted after the FDA has approved a product for marketing. Typically there are two forms of Phase 4 trials: those that are conducted to fulfill mandatory conditions of product approval and those that are voluntarily conducted to gain additional experience from the treatment of patients in the intended therapeutic indication. The mandatory studies are used to confirm clinical benefit in the case of drugs approved under the accelerated approval regulations or to provide additional clinical safety or efficacy data for “full” approvals. Failure to promptly conduct and complete mandatory Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

A company seeking marketing approval for a new drug in the U.S. must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product candidate and proposed labeling, in the form of an NDA, including payment of a user fee unless the submission is for an Orphan Indication. The FDA assesses all submitted NDAs for completeness before it accepts them for filing. In some case, the FDA may request additional information before accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Applications receive either standard or priority review. Under the current goals mandated under the Prescription Drug User Fee Act (the “PDUFA”), the FDA has ten months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. Though the FDA is not bound by such recommendations, it considers them carefully when making decisions. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter. If the FDA finds deficiencies in the NDA, it may issue a complete response letter, which defines the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Resubmissions by the NDA sponsor in response to a complete response letter trigger new review periods of varying length (typically two to six months) based on the content of the resubmission. If the FDA’s evaluation of the NDA and the commercial manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA.

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

The Food and Drug Administration Safety and Innovation Act (“FDASIA”) enacted and signed into law in 2012 amended the criteria for the fast track and accelerated approval pathways and, as a result, the pathways now share many common eligibility criteria. FDASIA provides both the sponsor companies and the FDA with greater flexibility and expedited regulatory mechanisms. The statute clarifies that a fast track product may be approved pursuant to an accelerated approval (Subpart – H) or under the traditional approval process. In addition, FDASIA codified the accelerated approval pathway as separate and apart from the fast track pathway, meaning that for drugs to be eligible for accelerated approval, they do not need to be designated under the fast track pathway. FDASIA reinforces the FDA’s authority to grant accelerated approval of a drug that treats a serious condition and generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit (i.e., an intermediate clinical endpoint). Approvals of this kind typically include requirements for appropriate post-approval Phase 4 clinical trials to confirm clinical benefit. FDASIA retains this requirement and further requires those studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical benefit.

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

Orphan Drug Designation and Exclusivity in the U.S.

In the U.S., the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. An orphan drug designation must be requested before submitting an application for marketing approval. An orphan drug designation does not shorten the duration of the regulatory review and approval process. The approval of an orphan designation request does not alter the regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a product which has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is generally entitled to an orphan drug exclusivity period, which means the FDA may not grant approval to any other application to market the same chemical entity for the same indication for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of orphan exclusivity for the drug. Competitors may receive approval of different drugs or biologics for the indications for which a prior approved orphan drug has exclusivity. In the U.S., we have been granted an orphan drug designation for AVI-7288 for prophylaxis following documented or suspected exposure to Marburg virus, AVI-7537 for prophylaxis for patients following documented or suspected exposure to Ebola virus and AVI-5038 for the treatment of DMD in patients with a deletion, duplication or frame shift mutation correctable by skipping of exon 50 of the dystrophin gene to allow restoration of the reading frame (including mutations within exons 51, 51-53, or 51-55) in the U.S. The FDA granted orphan drug exclusivity to EXONDYS 51 through September 19, 2023, which is seven years from its approval date, September19, 2016, for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping.

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

Foreign Regulatory Requirements

We are pursuing regulatory approval of eteplirsen in jurisdictions outside of the U.S. On December 19, 2016, we announced that the EMA validated for centralized assessment our previously submitted MAA for eteplirsen to treat DMD amenable to exon 51 skipping. Thus, in addition to regulations in the U.S., our business will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products.  Irrespective of whether it is an FDA approved drug or an investigational drug, approvals by the comparable regulatory authorities of foreign countries are required before we can commence clinical trials or marketing of the product in those countries. For example, in the EU, the conduct of clinical trials is governed by the currently applicable Clinical Trials Directive 2001/20/EC concerning conduct of clinical trials in the EU and the Directive 2005/28/EC laying down the principles and guidelines on GCP, a system for the approval of clinical trials that has been implemented through national legislation in the member states in the EU. Under this system, a sponsor must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of countries. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The Clinical Trials Application (“CTA”) must include the supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in the applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014 to replace the current Clinical Trials Directive. The new Clinical Trials Regulation has come into force, but will come into application in all EU Member States in October 2018 without the need for any national implementing legislation. The new regulation provides an overhaul of the system to ensure greater consistency in the approval of clinical trials with the highest standards of patient safety in the EU. Specifically, the new legislation seeks to simplify and streamline approval. Under the new coordinated procedure for the approval, the sponsor of a clinical trial is required to submit a single application to a reporting EU Member State. The reporting Member State will consult and coordinate with all other Member States in which the clinical trial is planned to be conducted (concerned Member States). If the application is rejected, it can be amended and resubmitted through a central EU Portal. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in certain cases declare an “opt-out” from the approval. In such a case, the clinical trial cannot be conducted in those Member State(s). The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

In order to obtain marketing authorization for a medicinal product in the EU, applicants are required to submit an MAA to either the national Competent Authorities or the EMA for the Centralized authorization procedures, using the ICH Common Technical Document (“CTD”). Applicants are required to demonstrate the quality, safety and efficacy of the medicinal product in the application for marketing authorization. This includes the requirement to conduct human clinical trials to generate the necessary clinical data. Submission of data in compliance with an agreed PIP is essential for the validation or acceptance of an MAA for review. Medicinal products are authorized in the EU through one of several different procedures, either by the national competent authorities of the EU Member States (through the decentralized, mutual recognition, or national procedures), or through the centralized authorization procedure administered by the EMA. Regulation (EC) No 726/2004 of the European Parliament and of the Council lays down the centralized procedure for the authorization of medicinal products, for which there is a single application, a single evaluation and a single approval allowing direct access to the single market of the EU. Approval via the Centralized Procedure is a two-step process whereby the Committee for Medicinal Products for Human Use (“CHMP”) first adopts an “Opinion” recommending grant of a marketing authorization following a review of the submitted data to inform an assessment of benefit/risk. The adopted Opinion can be positive or negative.  A positive CHMP opinion is followed by European Commission (“EC”) binding decision to grant a marketing authorization. The marketing authorization is valid throughout the EU and is automatically recognized in three of the four European Free Trade Association states (Iceland, Liechtenstein and Norway). These countries collectively belong to the European Economic Area. The timeframe for the evaluation of a marketing authorization application leading to the CHMP opinion is 210 days (discounting procedural clock-stops) from receipt of a valid application for marketing authorization. This time period to complete the scientific review is generally longer than the 210 days as “clock stops” are required to respond to additional written or oral information requested by the EMA. Following a positive CHMP opinion, the EU Commission has 67 days to issue the EC Decision (i.e. the marketing authorization).

Article 3 of Regulation (EC) No 726/2004 defines the scope and eligibility of applications for evaluation under the centralized procedure through which medicinal products must ("mandatory scope") or may ("optional scope" or "Generic/Hybrid") be authorized by the Community. The centralized procedure is compulsory for certain medicinal products, including medicinal products derived from biotechnological processes, orphan medicinal products, advanced therapy medicinal products and products indicated for the treatment of certain diseases including treatment of neurodegenerative diseases. It is optional for new active substances and products that can demonstrate a significant therapeutic, scientific or technical innovation, where approval would be in the interest of public health. Our portfolio of innovative orphan products for neurodegenerative is subject to the mandatory centralized procedure.

Accelerated evaluation may be granted in exceptional cases, following a justified request from the applicant, when a medicinal product is of a major public health interest, particularly from the point of view of therapeutic innovation. CHMP determines what constitutes a major public interest on a case by case basis. Justifications must include the major benefits expected and present the arguments to support the claim that the medicinal product introduces new methods of therapy or improves on existing methods, thereby addressing, to a significant extent, the greater unmet needs for maintaining and improving public health. During an accelerated assessment, the opinion of the CHMP is given, in principle, within 150 days. The EU Commission Decision is then issued according to the timetable described above.

Innovative medicinal products authorized in the EU on the basis of a full stand-alone marketing authorization application consisting of pharmaceutical and preclinical testing results and clinical trial data (as opposed to an application for a generic marketing authorization that relies on the results of pre-clinical and clinical trials available in the marketing authorization dossier for another, previously approved, reference medicinal product) are treated as reference medicinal products and accordingly entitled to eight years’ data exclusivity. During this period, applicants for approval of generics of these innovative products cannot reference or rely upon data contained in the marketing authorization dossier submitted for the innovative medicinal product. Even if the generic product is approved, it cannot be placed on the market until the full 10-year period of market protection has elapsed from the initial authorization of the reference medicinal product. This period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder for the innovative product obtains an authorization for new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies or as the result of significant preclinical or clinical studies.

In the EU, orphan medicinal product designation is considered by the EMA for drugs intended to diagnose, prevent or treat a life-threatening or very serious condition with a prevalence of no more than 5 in 10,000 people in the EU. In addition, the sponsor is required to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition that has been authorized in the EU or if such method exists, the medicinal product is of significant benefit to those affected by the condition as compared to approved methods. Medicinal products developed for treating serious and chronic conditions would likely not be marketed without incentives due to low market return on the sponsor’s development investment. As such, they may also be eligible for an EU orphan drug designation.  Benefits of being granted orphan designation are significant, including up to ten years of market exclusivity. During this ten-year period, the EMA may not accept a new marketing application for a similar medicinal product for the same therapeutic indication as the approved orphan medicinal product. Pursuant to Regulation (EC) 1901/2006 on medicinal products for pediatric use, the 10-year orphan market exclusivity can be extended to a maximum period of 12 years on the satisfactory completion of all the key elements of the agreed PIP. We have been granted orphan drug designation for eteplirsen and AVI-5038 in the EU.

Similarly to the U.S., marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the national competent authorities of the EU Member States. This oversight applies both before and after the granting of manufacturing and marketing authorizations. It includes compliance with EU GMP and GDP rules in relation to such activities as distribution, importing and exporting of medicinal products, rules governing conduct of pharmacovigilance and requirements governing advertising, promotion and sale of medicinal products.

Failure to comply with the EU Member State laws implementing the EU Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU Member State laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the relevant EU Member State authorities. This may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, orders to suspend, vary, or withdraw the marketing authorization or requiring the manufacturer to issue public warnings, or to conduct a product recall.

The collection and use of personal health data and other personal information in the EU is governed by the provisions of the Data Protection Directive as implemented into national laws by the EU Member States. This Directive imposes a number of strict obligations and restrictions on the ability to collect, analyze and transfer patient data, including sensitive health data from clinical trials and adverse event reporting. There is, moreover, a growing trend towards imposition of an obligation of public disclosure of clinical trial data in the EU, which adds to the complexity of obligations relating to the processing of health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. The Data Protection Directive also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also prohibits the transfer of personal data to countries outside of the EU Member States that are not considered by the EU to provide an adequate level of data protection. These countries include the U.S. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU Guidance developed at both EU level and at national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.

In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to any personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

The approval process in other countries outside the U.S. and the EU varies from country to country, and the time may be longer or shorter than that required for the FDA approval. In addition, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement for market access vary greatly from country to country. In all cases, clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Expanded / Early Access

In certain countries, drug products approved in the U.S. or the EU can be accessed by patients before the drug has obtained marketing approval in such country. There are various forms of this access including, but not limited to, the actual purchase of product by the purchaser, which is often times the government for patients, on a named patient basis, providing the product either free of charge on a named patient basis, and providing the product on a compassionate use basis or can be charged at a price agreed by the National Agencies. Each country has its own laws and regulations that apply to these forms of access and the extent and nature of such laws and regulations vary by country.

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

Healthcare Fraud and Abuse Laws

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of fraud and abuse laws may be punishable by crime or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid). Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the laws and brining suits on behalf of the government under the federal False Claims Act (“FCA”). Violations of international fraud and abuse laws could result in similar penalties, including exclusion from participation in health programs outside the U.S. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of a particular drug that is payable by a federal health care program, including Medicare or Medicaid. The Healthcare Reform Act clarifies the intent requirements of the federal Anti-Kickback Statute, providing that a person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $50,000 per violation and three times the amount of the unlawful remuneration.

In addition, the Healthcare Reform Act revised the FCA to provide that a claim arising from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The majority of states also have anti-kickback, false claims, and similar fraud and abuse laws and although the specific provisions of these laws vary, their scope is generally broad, and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback statutes or similar laws.

Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations ranging from $10,781 to $21,563 for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the Department of Health and Human Services Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.

Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). The Healthcare Reform Act requires manufacturers to submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. Recent scrutiny of pharmaceutical pricing practices by certain companies may lead to changes in laws that currently allow substantial flexibility in pricing decisions by pharmaceutical manufacturers. Such changes could occur at the federal level or state level and may be adopted by statute, rule, or sub-regulatory policies. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our activities could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

Pharmaceutical Pricing and Reimbursement

Our first commercial product in the U.S., EXONDYS 51, was granted accelerated approval by the FDA on September 19, 2016. We have an ongoing dialogue with payors with the goal of obtaining broad coverage for EXONDYS 51. To date, payors’ policies on coverage for EXONDYS 51 have varied on their approach, including policies that allow broad coverage per the EXONDYS 51 prescribing information, policies that provide limited coverage, to policies that have denied coverage. The majority of payors are reviewing coverage on a case-by-case basis or approving with restrictions. Our revenue depends, in part, upon the price that payors, including government authorities or programs, private health insurers and other organizations, reimburse on behalf of patients and physicians for the cost of EXONDYS 51.

Third Party Reimbursement and Pricing in the U.S.

Commercial Insurance. Coverage and reimbursement of our EXONDYS 51 varies from commercial payor to commercial payor. Many commercial payors, such as managed care plans manage access to FDA approved products’ coverage partly to control costs to their plans, and may use drug formularies and medical policies to limit their exposure. Exclusion from policies can directly reduce product usage in the payor’s patient population and may negatively impact utilization in other payor plans, as well.

Medicaid. Our product EXONDYS 51 is eligible to be reimbursed by Medicaid. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, participating manufacturers are required to pay a rebate for each unit of product reimbursed under the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connections with favorable positioning on formularies.

Medicare. Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Our product EXONDYS 51 is eligible for reimbursement under Medicare Part B. Medicare Part B generally covers drugs that must be administered by physicians. Medicare Part B pays for such drugs under a payment methodology based on the average sales price (“ASP”) of the drugs. Reimbursement levels and reimbursement methodologies have come under scrutiny and may be subject to change. The Centers for Medicare & Medicaid Services (“CMS”) are

also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates for some manufacturers’ drugs.

Federal Purchasers. Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (“FSS”). FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the Public Health Service (“PHS”) 340B drug pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than the rate of inflation.

PHS 340B Drug Pricing Program. To maintain coverage of drugs under the Medicaid Drug Rebate Program and Medicare Part B, manufacturers are required to extend discounts to certain purchasers under the PHS 340B drug pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

ACA. The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Affordable Care Act which expanded health care coverage through Medicaid expansion and the implementation of the individual health insurance mandate and which included changes to the coverage and reimbursement of drug products under government health care programs. Modifications to or repeal of all or certain provisions of the Affordable Care Act are expected under the new Trump administration and Congress. We cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2025 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Third Party Reimbursement and Pricing outside the U.S.

In the EU and certain other territories, price controls and Health Technology Assessments for new, highly priced medicines are expected. Uncertainty exists about the pricing and reimbursement status of newly approved products in the EU. Criteria such as cost-effectiveness, cost per quality-adjusted life year, budget impact, or others, in addition to the clinical benefit, are often required to demonstrate added value or benefit of a drug and vary by country. Third party reimbursement limits may reduce the demand for our products. The pace of the application process in some countries could also delay commercial product launches. Gaining acceptance of our product pipeline and an economically viable reimbursement terms in the EU and other markets will require strong education and awareness efforts around DMD.

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product candidate developed by us would likely compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of rare, neuromuscular and other diseases. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on:

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

DMD Program Competition. Currently, other than EXONDYS 51, no disease-modifying product in the U.S. has been approved for the treatment of DMD and no such product is commercially available outside the European Economic Area (“EEA”). Other companies, however, have product candidates or other interests in development for the treatment of DMD.

PTC Therapeutics (“PTC”) has a small molecule candidate, ataluren, which targets nonsense mutations in development. The European Commission granted conditional marketing authorization for ataluren for the treatment of a subset of DMD patients in August 2014. In January 2016, PTC announced the completion of its rolling submission of an NDA for ataluren to the FDA and submission of its Phase 3 Ataluren Confirmatory Trial (“ACT”) DMD clinical trial result to the EMA. Ataluren uses a distinct scientific approach that addresses a different genotype of DMD patients compared to eteplirsen. Therefore, we do not believe ataluren is appropriate for the treatment of DMD patients that are amenable to exon-skipping therapy.

BioMarin has an exon 51-skipping product candidate, drisapersen. An NDA for drisapersen was filed by the FDA and an MAA was submitted to the EMA in June 2015. In January 2016, the FDA issued a complete response letter and declined the approval for drisapersen for the treatment of DMD. BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD.  BioMarin further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

Wave Life Sciences (“Wave”) announced the selection of its stereopure exon-skipping candidate, WVE-210201, to target deletions of Exon 51.  WVE-210201 is said to be entering the clinic in the second half of 2017.

Nippon Shinyaku has reported early clinical development data for its exon 53 skipping candidate, NS-065, and the first patient dosed in a Phase 2 study, which is enrolling in the U.S.  It has also reported a phase 1/2 study in Japan. NS-065 has been reported to have received an orphan drug designation in the U.S. and was granted Fast Track by FDA.

Daiichi Sankyo has reported early clinical development in Japan for its exon 45 skipping candidate, DS-5141b.

Solid Biosciences, LLC, Bamboo Therapeutics, Inc. and Genethon have reported that they are each in the pre-clinical stages of development of a gene therapy technology for DMD.

Other companies continue to pursue approval of products for the treatment of DMD and their products may or may not prove to be safer and/or more efficacious than the products and product candidates in our DMD pipeline.  Regarding any of these competitors, it is unknown if further clinical development of these or other exon-skipping compounds is planned.

Additionally, companies such as Santhera, Summit, Catabasis, Pfizer and Tivorsan have unique product candidates in different stages of development or approval in DMD which we believe could be seen as complementary to exon skipping and not a direct replacement of our clinical candidates at this time.

In addition, several companies and institutions have recently entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRISPR, AAV, etc.) or small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including but not limited to Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire, Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Summit, Akashi, Catabasis and Oxford University.

Platform Technology Competition. We believe that other biotechnology and pharmaceutical companies share a focus on RNA-targeted drug discovery and development. Competitors with respect to our RNA-targeted technologies include, but are not limited to, Alnylam, Tekmira Pharmaceuticals Corp., Ionis, BioMarin, Sanofi, Synthena AG, Santaris Pharma A/S (now Roche), Nippon Shinyaku, Daiichi Sankyo and Wave.

Employees

As of December 31, 2016, we had 197 employees, 89 of whom hold advanced degrees. Of these employees, 90 are engaged directly in research and development activities and 107 are in general and administration including 31 in the sales force. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

On September 19, 2016, the FDA granted accelerated approval for EXONDYS 51 as a therapeutic treatment for DMD in patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 is commercially available. The commercial success of EXONDYS 51 will depend on a number of factors, including, but not limited to:

•	the effectiveness of our sales, managed markets and marketing efforts;

•

the effectiveness of our commercialization activities, including negotiating and entering into any additional commercial and supply contracts, scaling up manufacturing and hiring any additional personnel;

•	FDA-mandated package insert requirements and the time it would take us to comply with any related FDA post-marketing requirements and commitments;

•	demonstration and/or confirmation of clinical efficacy and safety and acceptance of the same by the medical community;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;

•	whether EXONDYS 51 can consistently be manufactured in commercial quantities and at acceptable costs;

•	the cost-effectiveness of the product;
•	the adoption of EXONDYS 51 by physicians, which depends on whether physicians view it as a safe and effective treatment for patients with DMD;

•	adequate reimbursement by third parties, including government payors, managed care organizations and private health insurers;

•

our ability to comply with the FDA requirements, and achieve the required clinical endpoints in the studies included in the EXONDYS 51 approval letter including our ability to successfully conduct and achieve the endpoints in the two-year post-approval study required by the FDA to verify EXONDYS 51’s clinical benefit;

•	the need for, and success of, other confirmatory trials and post-marketing requirements;

•	the development or commercialization of competing products or therapies for the treatment of DMD, or its symptoms;

•	marketing and distribution support for EXONDYS 51;

•	our ability to increase awareness of the importance of genetic testing and knowing / understanding DMD mutations, and identifying and addressing procedural barriers to obtaining therapy;
•	our ability to remain compliant with laws and regulations that apply to us and our commercial activities;

•	the actual market-size for EXONDYS 51, which may be different than expected;

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

•	our ability to obtain regulatory approvals to commercialize EXONDYS 51 in markets outside of the U.S.; and
•	the awareness of patients with DMD of their mutation and whether the mutation is amenable to EXONDYS 51.

In addition, the process leading to a patient’s first infusion of EXONDYS 51 may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. As the launch of EXONDYS 51 progresses, we expect the variation among patients to decline, leading to a faster time to infusion. However, delays in the process prior to first infusion could negatively impact the sales of EXONDYS 51.

We may experience significant fluctuations in sales of EXONDYS 51 from period to period and, ultimately, we may never generate sufficient revenues from EXONDYS 51 to reach or maintain profitability or sustain our anticipated levels of operations.

EXONDYS 51 may cause undesirable side effects or have other properties that could limit its commercial potential.

If we or others identify previously unknown side effects, in particular if they are severe, or if known side effects are more frequent or severe than in the past, then:

•	sales of EXONDYS 51 may be modest;

•	regulatory approvals for EXONDYS 51 may be restricted or withdrawn;

•	we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals;

•	additional non-clinical or clinical studies, changes in labeling or changes to manufacturing processes, specifications and/or facilities may be required;
•	our reputation in the marketplace may suffer; and

•	government investigations or lawsuits, including class action suits, may be brought against us.

Any of the above occurrences would harm or prevent sales of EXONDYS 51, increase our expenses and impair our ability to successfully commercialize EXONDYS 51. Furthermore, once EXONDYS 51 is commercially available, it may be used in a wider population and in a less rigorously controlled environment than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third-party payors or patients may perceive or conclude that the use of EXONDYS 51 is associated with previously unknown serious adverse effects, undermining our commercialization efforts.

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

We currently do not have the internal ability to undertake the manufacturing process for EXONDYS 51 or our product candidates in the quantities needed to meet commercial demand for EXONDYS 51, or to conduct our research and development programs and conduct clinical trials for our product candidates. Therefore, we rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), drug substance (“API”) and drug product, as well as to perform additional steps in the manufacturing process, such as the filling and labeling of vials and storage of EXONDYS 51 and our product candidates. There are a limited number of third parties with facilities and capabilities suited for the manufacturing process of EXONDYS 51 and our product candidates, which creates a heightened risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. In addition, the process for adding new manufacturing capacity can be lengthy and could cause delays in our development efforts. Any interruption of the development or operation of those facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters such as earthquake or fire, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available EXONDYS 51, product candidates or materials.

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

Our contract manufacturers are required to produce our materials, APIs and drug products under cGMP. We and our contract manufacturers are subject to periodic inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. We do not have control over a third-party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of EXONDYS 51 and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. The failure to achieve and maintain compliance with cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in product recalls, patient injury or death. If our contract manufacturers fail to adhere to applicable cGMP and other applicable government regulations, or experience manufacturing problems, we will suffer significant consequences, including product seizures or recalls, postponement or cancellation of clinical trials, loss or delay of product approval, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, we may not be able to successfully commercialize EXONDYS 51.

We may not be able to successfully scale up manufacturing of EXONDYS 51 or our product candidates in sufficient quality and quantity or within sufficient timelines, or be able to secure ownership of intellectual property rights developed in this process, which could negatively impact our commercialization of EXONDYS 51 and or the development of our product candidates.

We are working to increase manufacturing capacity and scale up production of some of the components of our drug products. During the remainder of 2017, our focus remains on (i) achieving larger-scale manufacturing capacity for EXONDYS 51 throughout the manufacturing supply chain and (ii) continuing to increase material and API production capacity to provide the anticipated amounts of drug product needed for our planned studies for our product candidates. We may not be able to successfully increase manufacturing capacity or scale up the production of materials, APIs and drug products, whether in collaboration with third-party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements, in a cost-effective manner, in a time frame required to meet our timeline for commercialization, clinical trials and other business plans, or at all. Compliance with cGMP requirements and other quality issues may arise during our efforts to increase manufacturing capacity and scale up production with our current or any new contract manufacturers. These issues may arise in connection with the underlying materials, the inherent properties of EXONDYS 51 or a product candidate, EXONDYS 51 or a product candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the APIs or finished drug product. In addition, in order to release EXONDYS 51 for commercial use and demonstrate stability of product candidates for use in late stage clinical trials (and any subsequent drug products for commercial use), our manufacturing processes and analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate, or maintain validation of, our manufacturing processes and analytical methods or demonstrate adequate purity, stability or comparability of EXONDYS 51 or our product candidates in a timely or cost-effective manner, or at all. If we are unable to successfully validate our manufacturing processes and analytical methods or to demonstrate adequate purity, stability or comparability, the commercial availability of EXONDYS 51 and the continued development and/or regulatory approval of our product candidates may be delayed, which could significantly harm our business.

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

We expect that private insurers will consider the efficacy, cost-effectiveness and safety of EXONDYS 51 in determining whether to approve reimbursement for EXONDYS 51 and at what level. We continue to have discussions with payors, some of which may eventually deny coverage. We may not receive approval for reimbursement of EXONDYS 51 from private insurers on a satisfactory rate or basis, in which case our business would be materially adversely affected. In addition, obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive these approvals on a timely basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payors limit the indications for which EXONDYS 51 will be reimbursed.

Additionally, in the wake of government and public scrutiny of pharmaceutical pricing practices, there have been efforts at the federal and state levels to implement legislation or regulations to promote transparency in drug pricing or limit drug prices. Such initiatives are likely to continue the pressure on pharmaceutical pricing, may require us to modify our business practices with healthcare practitioners, and may also increase our regulatory burdens and operating costs.

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

We expect to experience pricing pressures in connection with the sale of EXONDYS 51 and our future products due to the a number of factors, including current and future healthcare reforms and initiatives by government health programs and private insurers (including managed care plans) to reduce healthcare costs.

Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent commercial success of EXONDYS 51 and our other product candidates.

The U.S. government and individual states are aggressively pursuing healthcare reform, as evidenced by the passing of the Affordable Care Act. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care  and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. Modifications to or repeal of all or certain provisions of the Affordable Care Act are expected as a result of the outcome of the recent presidential election and Republicans maintaining control of Congress, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.  We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures may include:

•	controls on government funded reimbursement for drugs;
•	caps or mandatory discounts under certain government sponsored programs;
•	controls on healthcare providers;
•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;
•	reform of drug importation laws;
•	expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and
•	prohibition on direct-to-consumer advertising or drug marketing practices.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could significantly decrease the available coverage and the price we might establish for EXONDYS 51 and our other potential products, which would have an adverse effect on our net revenues and operating results.

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

On September 19, 2016, the FDA granted accelerated approval for EXONDYS 51 as a therapeutic treatment for patients with DMD who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This indication is based on an increase in dystrophin in skeletal muscles observed in some patients treated with EXONDYS 51. EXONDYS 51 will be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety, efficacy and other post-market information.

Continued approval for this indication is contingent upon completing various post-marketing requirements and commitments, including the requirement to conduct a randomized, controlled clinical trial to verify the drug’s clinical benefit. These post-approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of EXONDYS 51; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and obtaining positive safety and efficacy data from our confirmatory studies for EXONDYS 51, would lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Drug product manufacturers are required to continuously monitor and report adverse events from clinical trials and commercial use of the product. If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may require labeling changes implementation of risk evaluation and mitigation strategy (REMS) program.  If we or a regulatory agency discover previously unknown problems with a product, such as problems with a facility where the API or drug product is manufactured or tested, a regulatory agency may impose restrictions on that product and/or the manufacturer, including removal of specific product lots from the market, withdrawal of the product from the market, or suspension of manufacturing. If we or the manufacturing facilities for EXONDYS 51 fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw or alter the conditions of our marketing approval;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	suspend any ongoing clinical trials;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	refuse to approve pending applications or supplements to applications submitted by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall; or
•	refuse to allow us to enter into supply contracts, including government contracts.

Even though EXONDYS 51 has been approved for marketing in the U.S., we may never receive approval to commercialize EXONDYS 51 outside of the U.S.

We are not permitted to market or sell EXONDYS 51 in the EU or in any other foreign countries on a commercial basis until we receive the requisite approval from such country’s regulatory authorities. In order to market any product in a foreign country, we must comply with numerous and varying regulatory requirements for approval in those countries regarding demonstration of evidence of the product’s safety and efficacy and governing, among other things, labeling, distribution, advertising, and promotion, as well as pricing and reimbursement of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ significantly from that required to obtain approval in the U.S. In particular, in many foreign countries, it is required that a product receives pricing and reimbursement approval before the product can be distributed commercially. This can result in substantial delays, and the price that is ultimately approved in some countries may be lower than the price for which we expect to offer EXONDYS 51.

Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the approval process in others. Failure to obtain marketing approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for eteplirsen and could adversely affect our business and financial condition. Any such complications may reduce our target market and delay or limit the full commercial potential of eteplirsen. Many foreign countries are undertaking cost-containment measures that could affect pricing or reimbursement of eteplirsen.

In November 2016, we submitted an MAA for eteplirsen to the EMA. The application was validated in December 2016 and is currently under review. We believe that we submitted a robust package of clinical, dystrophin and safety data to support the review of eteplirsen. We also believe that, in contrast to the FDA approval, the clinical data will be central in evaluating the application, while dystrophin will be supportive of the drug’s mechanism of action. However, obtaining approval of an MAA or any other filing for approval in a foreign country is an extensive, lengthy, expensive and uncertain process, and the regulatory authority may reject a filing or delay, limit or deny approval of eteplirsen for many reasons, including:

•

we may not be able to demonstrate to the satisfaction of foreign regulatory authorities that eteplirsen is safe and effective for the treatment of patients with DMD who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping;

•	the results of clinical trials may not meet the level of statistical or clinical significance required for approval by foreign regulatory authorities;

•

foreign regulatory authorities may disagree with the adequacy (number, design, size, controls, conduct or implementation) of our clinical trials prior to granting approval, and we may not be able to generate the required data on a timely basis, or at all;

•

regulatory authorities may not find the data from clinical trials sufficient to demonstrate that eteplirsen’s clinical benefits outweigh its safety risks; or such regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials and require that we conduct one or more additional trials;

•	regulatory authorities outside the U.S. may not accept data generated at our clinical trial sites;
•

regulatory authorities outside the U.S. may impose limitations or restrictions on the approved labeling of eteplirsen, thus limiting intended users or providing an additional hurdle for market acceptance of the product;

•	regulatory authorities outside the U.S. may identify deficiencies in the manufacturing processes, or may require us to change our manufacturing process or specifications;
•	we may not be able to validate our manufacturing process to the satisfaction of regulatory authorities outside the U.S. or demonstrate adequate cGMP compliance; or
•	regulatory authorities outside the U.S. may adopt new or revised approval policies and regulations.

If we are unable to execute effectively our sales and marketing activities outside the U.S., we may be unable to generate sufficient product revenue.

EXONDYS 51 is our first commercial product. As a result, we have only recently had to build our sales, marketing, managerial and other non-technical capabilities in the U.S. We plan to continue to build commercial infrastructure in the EU and in other key countries in order to be ready to launch eteplirsen with a relatively small specialty sales force if the product is ultimately approved in those jurisdictions. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to successfully fully develop this capability in a timely manner or at all. We anticipate developing a commercial infrastructure across multiple jurisdictions, if eteplirsen is approved in such jurisdictions. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize eteplirsen in such jurisdictions will be adversely affected. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force may not be successful in commercializing eteplirsen or any other product candidate that we develop. If we are unable to establish adequate manufacturing, sales, marketing, supply and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

•

the actual and perceived efficacy and safety profile of EXONDYS 51, particularly if unanticipated adverse events related to EXONDYS 51 treatment arise and create safety concerns among potential patients or prescribers; and

•	the efficacy and safety of competitive therapies.

The patient population suffering from DMD, and in particular those with mutations amenable to exon-51 skipping, is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected.

DMD is a fatal genetic neuromuscular disorder affecting an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon-51 skipping. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies or our analysis of them do not accurately reflect the number of patients with DMD, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. Since EXONDYS 51 targets a small patient population, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

We have been granted orphan drug designations in the U.S. and in the EU for some of our product candidates, however, there can be no guarantee that we will be able to maintain orphan status for these product candidates nor that we will receive orphan drug approval and prevent third parties from developing and commercializing products that are competitive to our product candidates.

To date, in addition to the orphan drug exclusivity described above for EXONDYS 51, we have been granted orphan drug designation by the FDA under the Orphan Drug Act for additional product candidates for the treatment of DMD and infectious diseases, including AVI-7537 for the treatment of Ebola virus and AVI-7288 for the treatment of the Marburg virus.

We also have been granted orphan medicinal product designations in the EU for two of our product candidates in DMD (including EXONDYS 51). Product candidates granted orphan status in Europe can be provided with up to ten years of marketing exclusivity, meaning that another application for marketing authorization of a later, similar medicinal product for the same therapeutic indication will generally not be approved in Europe during that time period. Although we may have product candidates that obtain orphan drug exclusivity in Europe, the orphan status and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product ( e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

As discussed above, we are not guaranteed to receive or maintain orphan status for our current or future product candidates, and if our product candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the EU, our business and operations could be adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the EU for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. In addition, we cannot guarantee that another company will not receive approval to market a product candidate that is granted orphan drug status in the U.S. or the EU for the same indication as any of our product candidates for which we plan to file an NDA or MAA. If that were to happen, any pending NDA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable.

If we are unable to maintain orphan drug exclusivity for EXONDYS 51 in the U.S., we may face increased competition.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the U.S. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition generally receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. This orphan drug exclusivity prevents the approval of another drug containing the same active ingredient used for the same orphan indication, except in circumstances where, based on the FDA’s determination, a subsequent drug is safer, more effective or makes a major contribution to patient care, or if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. EXONDYS 51 was granted orphan drug exclusivity for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping, which we expect will provide the drug with orphan drug marketing exclusivity in the U.S. until September 19, 2023, seven years from the date of its approval. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent drug for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of EXONDYS 51 are available to meet patient demand. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If a subsequent drug is approved for marketing for the same or similar indication, we may face increased competition, and our revenues from the sale of EXONDYS 51 will be adversely affected.

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

Other than EXONDYS 51, which the FDA approved for use in the U.S. in September 2016 and for which we filed an MAA in November 2016 with the EMA, our most advanced product candidates are exon 45 and 53 skipping products. We are in the process of conducting, starting or planning various EXONDYS 51 clinical studies including studies that are required to comply with regulatory NDA and/or MAA filing requirements as well as studies we need to conduct to comply with our post-marketing FDA requirements to verify and describe clinical benefit. The exon 53-skipping product candidate, which we are working on with the SKIP-NMD consortium, is currently in the clinic in EU. The Part I dose-titration portion of this Phase 1/2a study has been completed and Part II open label portion of the study is ongoing. We have also completed the dose titration portion and are conducting the open-label portion of a study for our exon 45-skipping product candidate. Additionally, we are enrolling patients in the U.S. and working towards initiating sites in the EU and Canada for a clinical trial using exon 45- and 53-skipping product candidates, which we refer to as the ESSENCE study. The remainder of our product candidates are in discovery or early stages of development. These product candidates will require significant further development, financial resources and personnel to develop into commercially viable products and obtain regulatory approval, if at all. Currently, our exon 45-skipping product candidate, the exon 53-skipping product candidate we are developing with the SKIP-NMD consortium, each for DMD, and radavirsen (formerly AVI-7100) for influenza are in active clinical development. Our other product candidates, including our anti-bacterials and AVI-7537 in Ebola and AVI-7288, are in discovery, pre-clinical development or inactive. Given the FDA approval of EXONDYS 51, we expect that much of our effort and many of our expenditures over the next several years will be devoted to clinical development and regulatory activities associated with EXONDYS 51 and other exon-skipping candidates as part of our larger follow-on exon strategy in DMD, our other disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. We may be delayed, restricted, or unable to further develop our active and other product candidates or successfully obtain approvals needed to market them. Although EXONDYS 51 was approved under accelerated approval by the FDA in the U.S., we may not be able to obtain an approval of EXONDYS 51 in the EU.

Our RNA-targeted antisense technologies have only been incorporated into one therapeutic commercial product and additional studies may not demonstrate safety or efficacy of our technologies in other product candidates.

Our RNA-targeted platform, utilizing proprietary PMO-based technology has only been incorporated into one therapeutic commercial product to date, EXONDYS 51, however, our confirmatory trials for EXONDYS 51 must verify and describe the clinical benefits in order for EXONDYS 51 to remain approved in the U.S. All of our product candidates to date use our PMO-based technology. Although we have conducted and are in the process of conducting clinical studies with EXONDYS 51, an exon 45-skipping product candidate and an exon 53-skipping product candidate and pre-clinical studies with our other product candidates that use our PMO-based antisense technology, additional studies may be needed to determine the safety and efficacy of our PMO-based antisense technology, including our novel PPMO technology. In addition, nonclinical models used to evaluate the activity and toxicity of product candidate compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease. As such, there may be substantially different results observed in clinical trials from those observed in pre-clinical studies. Any failures or setbacks in developing or utilizing our PMO-based technologies, including adverse effects in humans, could have a detrimental impact on our product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial condition.

Our pre-clinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, including those based on our PMO-based technologies, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical studies that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. For example, although the pre-clinical data for PPMO collected to date is promising, the additional data we collect, including in the clinic, may not be consistent with the pre-clinical data or show a safe benefit that warrants further development or pursuit of a regulatory approval for PPMO product candidates. Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including for those that are based on our PMO-based technologies, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. For example, we cannot provide assurances that data from our EXONDYS 51 ongoing studies will be positive and consistent through the study periods or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our product candidates will be consistent with our interpretations.

If there are significant delays in obtaining or we are unable to obtain or maintain required regulatory approvals, we will not be able to commercialize our product candidates in a timely manner or at all, which could impair our ability to generate sufficient revenue and have a successful business.

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by applicable local, regional and national regulatory authorities and regulations may differ from jurisdiction to jurisdiction. In the U.S., approvals and oversight from federal (e.g., FDA), state and other regulatory authorities are required for these activities. Sale and marketing of our product candidates in the U.S. or other countries is not permitted until we obtain the required approvals from the applicable regulatory authorities. Our ability to obtain the government or regulatory approvals required to commercialize any of our product candidates in any jurisdiction, including in the U.S. or the EU, cannot be assured, may be significantly delayed or may never be achieved for various reasons including the following:

•

Our non-clinical, clinical, Chemistry, Manufacturing and Controls (“CMC”) and other data and analyses from past, current and future studies for any of our product candidates may not be sufficient to meet regulatory requirements for marketing application approvals. The regulatory authorities could disagree with our interpretations and conclusions regarding data we provide in connection with NDA or MAA submissions for one of our product candidates, and may delay, reject or refuse to accept for review, or approve any NDA or MAA submission we make or identify additional requirements for product approval to be submitted upon completion, if ever. In addition, in the U.S., an FDA advisory committee could determine that our data are insufficient to provide a positive recommendation for approval of any NDA we submit to the FDA. Even if we meet FDA requirements and an advisory committee votes to recommend approval of an NDA submission, the FDA could still disagree with the advisory committee’s recommendation and deny approval of a product candidate based on their review.

•

The regulatory approval process for product candidates targeting orphan diseases, such as DMD, that use new technologies and processes, such as antisense oligonucleotide therapies, and alternative approaches or endpoints for the determination of efficacy is uncertain due to, among other factors, evolving interpretations of a new therapeutic class, the broad discretion of regulatory authorities, lack of precedent, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. We cannot be sure that any of our product candidates will qualify for accelerated approval or any other expedited development, review and approval programs, or that, if a drug does qualify, that the product candidates will be approved, will be accepted as part of any such program or that the review time will be shorter than a standard review. As a result of uncertainty in the approval process for products intended to treat serious rare diseases, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned  NDAs and MAAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional patient muscle biopsies and dystrophin analyses), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, in the U.S., an FDA advisory committee or regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could negatively impact the approval of our NDA or result in a decision by the Company not to proceed with an NDA submission for a product candidate based on feedback from regulators.

•

We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates. Any failure on our part to respond to these requirements in a timely and satisfactory manner could significantly delay or negatively impact confirmatory study timelines and/or the development plans we have for the exon 53- and exon 45-skipping or other product candidates. Responding to requests from regulators and meeting requirements for clinical studies, submissions and approvals may require substantial personnel, financial or other resources, which, as a small biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third-party vendors and associates may be complicated by our own limitations and those of the parties we work with. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including guidance related to clinical trial design with respect to any NDA or MAA submissions.

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

Even after approval and commercialization of a product candidate, we remain subject to ongoing regulatory compliance and oversight to maintain our approval. Conducting our confirmatory studies could take years to complete, could yield negative or uninterpretable results or could result in an FDA determination that the studies do not provide the safety and efficacy requirements to maintain regulatory approval. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties or we may not be permitted to continue marketing our products, which could have a material adverse effect on our financial condition and harm our competitive position in the market place.

If we fail to comply with healthcare and other regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

As a manufacturer of pharmaceuticals, certain federal and state healthcare laws and regulations will apply to or affect our business. The regulations include:

•

federal healthcare program anti-kickback laws, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;

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

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals to the federal government for re-disclosure to the public; and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and health care providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. For example, federal enforcement agencies recently have shown interest in pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services and relationships with specialty pharmacies. Some of these investigations have resulted in significant civil and criminal settlements.  Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.

In connection with the commercial launch of EXONDYS 51, we have initiated our compliance program and are in the process of expanding our experienced compliance team that will continue to work towards developing a program based on industry best practices that is designed to ensure that our commercialization of EXONDYS 51 complies with all applicable laws, regulations and industry standards. As this program has not yet been tested and the requirements in this area are constantly evolving, we cannot be certain that our program will eliminate all areas of potential exposure. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

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

We incurred an operating loss of $266.7 million for the twelve months ended December 31, 2016. Our accumulated deficit was $1.2 billion as of December 31, 2016. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. Substantially all of our revenue to date has been derived from research and development contracts with the DoD, the last of which expired in July 2014. We have not yet generated significant revenues from product sales and have generally incurred expenses related to research and development of our technologies and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and/or as we:

•	continue our launch and commercialization of EXONDYS 51 in the U.S.;

•	expand the global footprint of EXONDYS 51 outside of the U.S.;
•	establish our sales, marketing and distribution capabilities;

•	continue our research, pre-clinical and clinical development of our product candidates;

•	respond to and satisfy requests and requirements from regulatory authorities in connection with development and potential approval of our product candidates;

•	initiate additional clinical trials for our product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	acquire or in-license other product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	increase manufacturing capabilities including capital expenditures related to our real estate facilities and entering into manufacturing agreements;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We will likely require additional capital from time to time in the future in order to meet FDA post-marketing approval requirements and market and sell EXONDYS 51 as well as continue the development of product candidates in our pipeline, to expand our product portfolio and to continue or enhance our business development efforts. The actual amount of funds that we may need and the sufficiency of the capital we have or are able to raise will be determined by many factors, some of which are in our control and others that are beyond our control. The Company and our board of directors continue to assess optimization in the size and structure of the Company as well as in its strategic plans. For example, in March 2016, we announced a long-term plan to consolidate facilities within Massachusetts and closing our Corvallis, Oregon offices by end of year. Any failure on our part to strategically and successfully manage the funds we raise, with respect to factors within our control, could impact our ability to successfully commercialize EXONDYS 51 and continue developing our product candidates. Some of the factors partially or entirely outside of our control that could impact our ability to raise funds, as well as the sufficiency of funds the Company has to execute its business plans successfully, include the success of our research and development efforts, the status of our pre-clinical and clinical testing, costs and timing relating to securing regulatory approvals and obtaining patent rights, regulatory changes, competitive and technological developments in the market, regulatory decisions, and any commercialization expenses related to any product sales, marketing, manufacturing and distribution. An unforeseen change in these factors, or others, might increase our need for additional capital.

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

If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. To the extent we issue additional equity securities or convertible securities, our existing stockholders could experience substantial dilution in their economic and voting rights. Additional financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

Further, we may also enter into relationships with pharmaceutical or biotechnology companies to perform research and development with respect to our technologies, research programs, conduct clinical trials or market our product candidates. Other than pre-clinical collaborations with academic or research institutions and government entities for the development of additional exon-

skipping product candidates for the treatment of DMD and clinical collaboration for a product candidate for the treatment of influenza, we currently do not have a strategic relationship with a third party to perform research or development using our technologies or assist us in funding the continued development and commercialization of any of our programs or product candidates. If we were to have such a strategic relationship, such third party may require us to issue equity to such third party, relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us.

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

Our success, competitive position and future revenue, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our technologies, product and product candidates, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing on the proprietary rights of third parties.

We currently hold various issued patents and exclusive rights to issued patents and own and have licenses to various patent applications, in each case in the U.S. as well as other countries. We anticipate filing additional patent applications both in the U.S. and in other countries. The patent process, however, is subject to numerous risks and uncertainties, and we can provide no assurance that we will be successful in obtaining and defending patents or in avoiding infringement of the rights of others. Even when our patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our collaborators. Even if our patents and patent applications do provide our product, product candidates and platform technology with a basis for exclusivity, we and our collaborators may not be able to develop or commercialize such product and product candidates or platform technology due to patent positions held by one or more third parties.

We may not be able to obtain and maintain patent protection for our product or product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. For example, in July 2014, the Patent Trial and Appeal Board (the “PTAB”) of the USPTO declared patent interferences between certain patents held by Sarepta (under license from the University of Western Australia, “UWA”) and patent applications held by BioMarin (under license from Academisch Ziekenhuis Leiden, “AZL”) related to exon 51 and exon 53 skipping therapies designed to treat DMD. In particular, the PTAB declared Interference No. 106,008, which identifies Sarepta’s/UWA’s U.S. Patent Nos. 7,807,816 and 7,960,541, both covering EXONDYS 51, as interfering with BioMarin’s/AZL’s U.S. Application No. 13/550,210. The PTAB also declared Interference No. 106,007, which identifies Sarepta’s/UWA’s U.S. Patent

No. 8,455,636, covering SRP-4053, as interfering with BioMarin’s/AZL’s U.S. Application No. 11/233,495. In September 2014, the PTAB declared a third patent interference relating to certain methods concerning the exon 51 skipping therapies that are the subject of Interference No. 106,008. In particular, the PTAB declared Interference No. 106,013, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,486,907, which covers certain methods of using EXONDYS 51, as interfering with BioMarin’s/AZL’s U.S. Application No. 14/198,992. In addition, in a September 2014 Order in Interference No. 106,007, the PTAB authorized us to file a motion with the PTAB, which we filed in November 2014, requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of Interference No. 106,007, including SRP-4053, and between Sarepta’s/UWA’s U.S. Patent No. 8,455,636 and BioMarin’s/AZL’s U.S. Application No. 14/248,279. In Interference No. 106,013, we received notice on September 29, 2015 that the PTAB had issued a decision that resulted in a judgment against Sarepta and an order for the cancellation of Sarepta’s/UWA’s U.S. Patent No. 8,486,907 that covers certain methods of using EXONDYS 51 thereby leaving open the possibility of BioMarin’s/AZL’s competing U.S. Application No. 14/198,992 to issue and, if so, potentially provide a basis for BioMarin to allege that EXONDYS 51 infringes a patent granting from this application. We filed a Request for Rehearing that requests the PTAB to continue this interference, and the PTAB denied our Request on December 29, 2015. We appealed this decision to the U.S. Court of Appeals for the Federal Circuit on March 28, 2016, and this appeal was docketed as Case Nos. 16-1937 (lead) & 16-2016 (consolidated). In Interference No. 106,007, the PTAB entered a judgment on the motions on April 29, 2016 to end this interference between U.S. Patent No. 8,455,636 held by Sarepta (under license from UWA) and U.S. Application No. 11/233,495 held by BioMarin (under license from AZL) related to exon 53 skipping therapies, including SRP-4053, designed to treat DMD. The PTAB ordered: (i) the final refusal of all claims of BioMarin’s/AZL’s U.S. Application No. 11/233,495, with the exception of claim 77; and (ii) cancellation of all claims in Sarepta’s/UWA’s U.S. Patent No. 8,455,636, in each case based on its decision of various motions. The PTAB denied our motion filed in November 2014 requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of this Interference No. 106,007, including SRP-4053, and between Sarepta’s U.S. Patent No. 8,455,636 and BioMarin’s U.S. Application No. 14/248,279, thereby leaving open the possibility of BioMarin’s/AZL’s competing U.S. Application No. 14/248,279 to issue and, if so, potentially provide a basis for BioMarin to allege that our product candidate, SRP-4053, infringes a patent granting from this application. BioMarin appealed the decision from Interference No. 106,007 to the U.S. Court of Appeals for the Federal Circuit on June 28, 2016, and this appeal was docketed as Case No. 16-2262 and designated by the Court as a companion case to the exon 51 methods interference appeal (Case No. 16-1937). On September 20, 2016, the PTAB issued a judgment in Interference No. 106,008 against BioMarin/AZL and ordered the final refusal of all claims of AZL’s application, U.S. Application No. 13/550,210. BioMarin/AZL appealed the decision to the U.S. Court of Appeals for the Federal Circuit on October 12, 2016, and this appeal was docketed as Case No. 17-1078 and designated by the Court as a companion case to the exon 51 methods interference appeal (Case No. 16-1937) and the exon 53 interference appeal (Case No. 16-2262). We cannot make any assurances about the outcome of the appeals of any of these three interferences, or any subsequent appeals or rehearings. Any adverse rulings on the appeal could come at any time and, if negative, could adversely affect our business and result in a decline in our stock price. If final resolution of the interference appeals are not in our favor, then the Sarepta/UWA patents involved in the interferences, any other Sarepta/UWA patents or applications also found to be interfering, and any other Sarepta/UWA patents or applications may be invalidated or subject to invalidation, and as a result, we may not have any patent-based exclusivity available for our product or product candidates, which may have a material negative impact on our business plans. In addition, if final resolution of the interference appeals are not in our favor, the USPTO may issue the BioMarin/AZL patent applications resulting in the grant of one or more patents that may provide a basis for BioMarin to allege that EXONDYS 51 and/or our product candidate, SRP-4053, infringe such patents. In addition, the interference appeals and any subsequent litigation may require significant financial resources that we may have planned to spend on other Company objectives, resulting in delays or other negative impacts on such other objectives. In addition, BioMarin may continue to evaluate other opportunities to challenge our intellectual property rights or seek to broaden their patent positions in an attempt to cover our product candidates in the U.S. and in other jurisdictions. We are also aware of certain pending and granted claims that are held by BioMarin in Japan, Europe and certain other countries that may provide the basis for BioMarin or other parties to assert that EXONDYS 51 infringes on such claims. Because we have not yet initiated an invalidation proceeding in these countries, the outcome and timing of any such proceeding cannot be predicted or determined as of the date of this report.

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

Any of these events could substantially harm our potential earnings, financial condition and operations. BioMarin has rights to patent claims that, absent a license, may preclude us from commercializing EXONDYS 51 in several jurisdictions. BioMarin has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office (“EPO”), and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of EXONDYS 51 in a European country where BioMarin has a patent corresponding to EP 1619249 would infringe on such patent. Both we and BioMarin have appealed the Opposition Division decision, submitted briefs in support of our respective positions and have also submitted responses to each other’s briefs. BioMarin filed arguments with the EPO in response to our previously filed briefs. The Opposition Division decision, if maintained at the appeals level, could have a substantial negative effect on our business and leaves open the possibility that BioMarin or other parties that have rights to such patent could assert that EXONDYS 51 infringes on such patent in a relevant European country. The timing and outcome of the appeal cannot be predicted or determined as of the date of this report. If as part of any appeal before the EPO we are unsuccessful in invalidating BioMarin’s claims that were maintained by the Opposition Division or if claims previously invalidated by the Opposition Division are restored on appeal, our ability to commercialize both EXONDYS 51 and our therapeutic candidates could be materially impaired. Moreover, our ability to commercialize EXONDYS 51 in a European country where BioMarin has a patent related to EP 1619249 while the appeal process remains ongoing before the EPO Board of Appeals could be materially impaired. In addition, we are aware of various divisional applications relating to EP 1619249 that are being pursued by BioMarin, which are pending, granted and in some cases are proceeding to grant. One of these divisional applications that has granted claims exon 45 skipping antisense oligonucleotides (EP 2594641) and another claims exon 53 skipping antisense oligonucleotides (EP 2602322).  We opposed EP 2594641 and EP 2602322 in the Opposition Division on September 29, 2016 and December 1, 2016, respectively.  Any of these granted patents, should we be unsuccessful in invalidating them, or any related patents that grant, can also materially impair our ability to commercialize EXONDYS 51 or our therapeutic candidates, such as SRP-4045 and SRP-4053.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with EXONDYS 51 or our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Wave, Daiichi Sankyo and Nippon Shinyaku Co. Ltd. share a focus on RNA-targeted drug discovery and development. Competitors with respect to EXONDYS 51 or our product candidates include Nippon Shinyaku, Daiichi Sankyo, Wave and Shire plc; and other companies such as BioMarin (which acquired Prosensa), PTC and Summit have also been working on DMD programs. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Pfizer, Inc., Bristol-Myers Squibb, Biogen Idec, Inc., Ionis Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Sanofi, Eli Lilly, Alnylam, Moderna Therapeutics, Inc., Summit, Akashi, Catabasis, and Oxford University. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

If BioMarin or any of our competitors are successful in obtaining regulatory approval for any of their product candidates, it may limit our ability to gain or keep market share in the DMD space or other diseases targeted by our exon-skipping platform and product candidate pipeline.

It is possible that our competitors will succeed in developing technologies that limit the market size for EXONDYS 51 or our product candidates, impact the regulatory approval process for our product candidates that are more effective than our product candidates or that would render our technologies obsolete or noncompetitive. Our competitors may, among other things:

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

Our operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our operating results may fluctuate due to the variable nature of our revenue and research and development expenses. Likewise, our research and development expenses may experience fluctuations as a result of the timing and magnitude of expenditures incurred in support of our proprietary drug development programs. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of December 31, 2016, there were approximately 54.8 million shares of common stock outstanding and outstanding awards to purchase 5.7 million shares of common stock under various incentive stock plans. Additionally, as of December 31, 2016, there were approximately 3.0 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, approximately 0.3 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and approximately 1.1 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

Location of Property	Square Footage	Lease Expiration Date	Purpose	Other Information
215 First Street, Cambridge, MA 02142	88,329	January – February 2021	Laboratory and office space	Corporate headquarters
100 Federal Street, Andover, MA	60,000	N/A – facility is owned	Manufacturing and office space	Primarily manufacturing space
4575 SW Research Way, Suite 200, Corvallis, OR 97333	53,000	December 2020	Laboratory and office space	Primarily lab space**
1749 SW Airport Avenue, Corvallis, OR 97333	36,150	N/A – facility is owned; land lease expires February 2042	Acquired with intention of providing future expansion space for the manufacture of potential products and components	The space is unoccupied.*

*

In November 2011, the tenant, Perpetua Power Source Technologies, Inc. (“Perpetua”), agreed to lease approximately 25,000 square feet of the building until March 2017. In July 2016, Perpetua decided to discontinue to lease the space. As of the date of this report, the space remains unoccupied.

**	As a result of the plan to close the Corvallis site, the second floor of this property has been vacated as of December 31, 2016.

Item 3. Legal Proceedings.

For material legal proceedings, please read Note 16, Commitments and Contingencies - Litigation to our consolidated financial statements included in this report.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on The NASDAQ Global Select Market under the symbol “SRPT.” Prior to January 2, 2014, our Common Stock was quoted on The NASDAQ Global Market. The following table sets forth the high and low intraday sales prices as reported by The NASDAQ Global Select Market for each quarterly period in the two most recent years:

	High	Low
Year Ended December 31, 2016
First Quarter	$38.80	$10.20
Second Quarter	$24.60	$8.00
Third Quarter	$63.73	$19.06
Fourth Quarter	$63.03	$26.66
Year Ended December 31, 2015
First Quarter	$15.74	$11.33
Second Quarter	$33.16	$12.01
Third Quarter	$41.47	$28.19
Fourth Quarter	$41.97	$23.09

Holders

As of February 21, 2017, we had 230 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in 2016, 2015 or 2014. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index. This graph assumes an investment of $100 on December 31, 2011 in each of our common stock, the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Operations data:
Revenues	$5,421	$1,253	$9,757	$14,219	$37,329
Cost of sales	130	—	—	—	—
Research and development	188,272	146,394	94,231	72,909	52,402
Selling, general and administrative	83,749	75,043	49,315	31,594	14,630
Operating loss	(266,730)	(220,184)	(133,789)	(90,284)	(29,703)
Interest (expense) income and other, net	(535)	154	779	326	354
Loss on change in warrant valuation	—	—	(2,779)	(22,027)	(91,938)
Net loss	$(267,265)	$(220,030)	$(135,789)	$(111,985)	$(121,287)
Net loss per share—basic and diluted	$(5.49)	$(5.20)	$(3.39)	$(3.31)	$(5.14)
Balance sheet data:
Cash and cash equivalents	$122,420	$80,304	$73,551	$256,965	$187,661
Working capital	298,054	162,249	210,929	234,840	115,022
Total assets	424,104	273,782	295,033	291,569	204,993
Stockholders’ equity	336,691	190,347	247,653	247,192	123,679

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

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare neuromuscular diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying pipeline of exon-skipping drug candidates targeting DMD. On September 19, 2016, the FDA granted accelerated approval for EXONDYS 51, indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 is studied in clinical trials under the name of eteplirsen and is marketed in the U.S. under the trademarked name of EXONDYS 51® (eteplirsen) Injection. We commenced shipments of EXONDYS 51 to customers at the end of the third quarter of 2016. Additionally, we submitted an MAA for eteplirsen to the EMA in November 2016 and the application was accepted in December 2016.

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

The basis of our novel RNA-targeted therapeutics is the PMO. Our next generation PMO-based chemistries include PPMO, PMO-X® and PMOplus®. PMO-based compounds are highly resistant to degradation by enzymes, potentially enabling robust and sustained biological activity. In contrast to other RNA-targeted therapeutics, which are usually designed to down-regulate protein expression, our technologies are designed to selectively up-regulate or down-regulate protein expression, and more importantly, create novel proteins. PMO-based compounds have demonstrated inhibition of mRNA translation and alteration of pre-mRNA splicing. PMO-based compounds have the potential to reduce off-target effects, such as the immune stimulation often observed with ribose-based RNA technologies. We believe that our highly differentiated, novel, proprietary and innovative RNA-targeted PMO-based platforms may represent a significant improvement over other RNA-targeted technologies. In addition, PMO-based compounds are highly adaptable molecules: with minor structural modifications, they can potentially be rapidly designed to target specific tissues, genetic sequences, or pathogens, and therefore, we believe they could potentially be applied to treat a broad spectrum of diseases.

PPMO, our next generation chemistry, features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced cellular delivery into the cytosol and the nucleus. Based on our pre-clinical research, we believe our proprietary class of PPMO compounds demonstrates enhanced efficacy as compared to PMO and has the potential to provide improved delivery and dystrophin production in vivo, favorable tolerability in non-human primates, and a more durable response, which may support less frequent dosing and can potentially be tailored to target any organ. We plan on beginning IND-enabling GLP toxicology studies during early 2017 and we are targeting opening an IND before year-end in 2017 for DMD exon 51.

We are in the process of conducting, starting, or planning several studies in the U.S. and Europe for EXONDYS 51 and other product candidates designed to skip exons 45 and 53. These are comprised of:

(i)

studies we are currently conducting to further evaluate EXONDYS 51, including an open label extension of our Phase 2b study, the PROMOVI study (an open label study on ambulatory patients with a concurrent untreated control arm), a study on participants with advanced stage DMD and a study on participants with early stage DMD, each of which will allow for patients to transition to commercial drug after meeting certain criteria;

(ii)

EXONDYS 51 studies we are planning to initiate to comply with U.S. and/or EU regulatory requirements for IND applications and MAAs, respectively (e.g. a Phase 4 study on participants between the ages of six months and four years in connection with our PIP in the EU, and two additional Phase 1 studies);

(iii)	studies we are planning to fulfill for our post-marketing FDA requirements/commitments for EXONDYS 51 and SRP-4045 and SRP-4053, our product candidates designed to skip exons 45 and 53, respectively;

(iv)	a dose-ranging study that we completed for our product candidate designed to skip exon 45 that has transitioned into an open-label study;
(v)

a two-part randomized, double-blind, placebo-controlled, dose titration safety, tolerability and pharmacokinetics study for a product candidate designed to skip exon 53 for which we have completed Part I and have now transitioned into Part II, an open label efficacy and safety study; and

(vi)	ESSENCE, a placebo-controlled study with product candidates designed to skip exons 45 and 53 which has begun enrolling patients in the U.S. and for which we plan to have sites in the EU and Canada.

We believe we have developed proprietary state-of-the-art manufacturing and techniques that allow synthesis and purification of our product candidates to support both clinical development as well as commercialization. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these techniques to support production of certain of our product candidates and their components. We currently do not have any of our own internal manufacturing capabilities to produce our product and product candidates for commercial and/or clinical use.

As of December 31, 2016, we had approximately $329.3 million of cash, cash equivalents and investments, consisting of $122.4 million of cash and cash equivalents, $195.4 million of short-term investments and $11.5 million of restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with government sponsored programs and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	Inventory;

•	research and development expense;

•	stock-based compensation; and

•	income tax.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured.

      Product revenue, net

We are currently approved to sell EXONDYS 51 in the U.S. We distribute our product principally through a limited number of specialty distributor and specialty pharmacies (collectively, “Customers”). Title and risk of loss transfers upon delivery of EXONDYS 51 to Customers’ facilities. Our Customers subsequently resell our products to patients and health care providers. We provide no right of return to Customers in the U.S. except in cases of shipping error or product defect. Product revenues are recorded net of estimated rebates, Public Health Service (“PHS”) chargebacks and co-pay assistance.

We establish reserves for Medicaid rebates, PHS chargebacks and co-pay assistance. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. In addition to the discounts and rebates described above and classified as a reduction of revenue, we also maintain certain customer service contracts with Customers in the distribution channel that provide us with inventory management, data and distribution services, which are generally accounted for as a reduction of revenue. To the extent we can demonstrate a separable benefit and fair value for these services, we classify these payments within selling, general and administrative expenses.

     Revenue from research contracts and other grants

Our contracts with the U.S. government are generally cost plus contracts providing for reimbursed costs which include overhead, general and administrative costs and a target fee. We recognize revenue from U.S. government research contracts during the period in which the related expenses are incurred and present such revenues and related expenses on a gross basis in the consolidated financial statements. Our government contracts are subject to government audits, which may result in catch-up adjustments. As of December 31, 2014, we had completed all development activities of our contracts with the U.S. government. The majority of the revenue under our U.S. government contracts was recognized as of December 31, 2015 and only revenue for contract finalization, if any, is expected in the future.

     Deferred revenue

If a technology, right, product or service is separate and independent of our performance under other elements of an arrangement, we defer recognition of non-refundable up-front fees if we have continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee. In addition, if we have continuing involvement through research and development services that are required because of our know-how or because the services can only be performed by us, such up-front fees are deferred and recognized over the period of continuing involvement. As of December 31, 2016, we had deferred revenue of $3.3 million, which represents up-front fees we may recognize as revenue upon settlement of certain obligations.

Please read Note 2, Summary Of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of revenue recognition.

     Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. We capitalize inventory costs associated with our products upon regulatory approval. Prior to regulatory approval, we expense costs incurred to manufacture our drug products that could potentially be available to support the commercial launch of our products. Beginning in the third quarter of 2016 following the FDA approval of EXONDYS 51, we began to capitalize inventory costs associated with EXONDYS 51 when it was determined that the inventory had a probable future economic benefit. Additionally, we periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated net realizable value and inventory in excess of expected sales requirements as cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Please read Note 2, Summary Of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of inventory.

Research and Development Expenses

All research and development expenses are expensed as incurred and are comprised of:

•	employee-related expenses, including salaries, bonuses, benefits, travel and stock-based compensation expense;

•

fees and expenses incurred under agreements with contract research organizations, investigative sites and other entities in connection with the conduct of clinical trials and preclinical studies and related services, such as data management, laboratory and biostatistics services;

•	the cost of acquiring, developing and manufacturing APIs for product candidates that have not received regulatory approval;

•	fees and costs related to regulatory filings and activities;

•

up-front fees and milestones paid to third parties in connection with technologies which have not reached technological feasibility and do not have an alternative future use are expensed when incurred;

•	facilities, depreciation and other expenses, including rent, utilities, maintenance of facilities, insurance and other supplies.

When third-party service providers’ billing terms do not coincide with our period-end, we are required to make estimates of our obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of our drug candidates, incurred in a given accounting period and record accruals at the end of the period. We base our estimates on our knowledge of the research and development programs, services performed for the period and past history, where applicable. Please read Note 2, Summary Of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of research and development expenses.

Stock Compensation Expense

We use the fair value method to determine stock-based compensation expense. To determine the fair value of stock-based awards on the date of grant, we use the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the use of subjective assumptions which include the award’s expected term and the price volatility of the underlying stock. We recognize the fair value of the portion of the awards expected to vest as expense over the requisite vesting periods on a straight-line basis for the entire award. Stock awards granted to employees vest over a four-year period and have a ten-year term. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The assumptions used in calculating the fair value of stock-based compensation expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Please read Note 12, Stock-Based Compensation to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of stock-based compensation.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. A valuation allowance is recorded to reduce the net deferred tax asset to zero because it is more likely than not that the net deferred tax asset will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained upon an examination. Please read Note 14, Income Taxes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of income tax.

Results of Operations for the years ended December 31, 2016, 2015 and 2014

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Year Ended December 31
	2016	2015	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$5,421	$—	$5,421	NA
Revenue from research contracts and other grants	—	1,253	(1,253)	(100)%
Total revenues	5,421	1,253	4,168	333%

Cost and expenses:
Cost of sales	130	—	130	NA
Research and development	188,272	146,394	41,878	29%
Selling, general and administrative	83,749	75,043	8,706	12%
Total cost and expenses	272,151	221,437	50,714	23%
Operating loss	(266,730)	(220,184)	(46,546)	21%
Other (loss) income:
Interest (expense) income and other, net	(535)	154	(689)	(447)%
Net loss	$(267,265)	$(220,030)	$(47,235)	21%

Net loss per share — basic and diluted	$(5.49)	$(5.20)	$(0.29)	6%

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands, except per share amounts)		$	%
Revenue from research contracts and other grants	$1,253	$9,757	$(8,504)	(87)%
Operating expenses:
Research and development	146,394	94,231	52,163	55%
General and administrative	75,043	49,315	25,728	52%
Total operating expenses	221,437	143,546	77,891	54%
Operating loss	(220,184)	(133,789)	(86,395)	65%
Other income (loss):
Interest income and other, net	154	779	(625)	(80)%
Loss on change in warrant valuation	—	(2,779)	2,779	(100)%
Net loss	$(220,030)	$(135,789)	$(84,241)	62%

Net loss per share — basic and diluted	$(5.20)	$(3.39)	$(1.81)	53%

Revenues

We record product revenues net of applicable discounts and allowances which include Medicaid rebates, PHS chargebacks and co-pay. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. Actual amounts may ultimately differ from our estimates. If actual results are different from our estimates, we adjust these estimates, which will have an effect on earnings in the period of adjustment.

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

Product revenues for EXONDYS 51 were $5.4 million in 2016.  These revenues are related to sales of EXONDYS 51 following the September 2016 commercial launch of EXONDYS 51 in the U.S. Revenue from research contracts and other grants decreased by $1.3 million in 2016, or 100% compared to 2015, as all of the work related to government grants was completed prior to 2016.  Only revenue from contract finalization, if any, is expected to be recognized in future periods.

Revenues for 2015 decreased by $8.5 million, or 87%, compared to 2014. For the year ended December 31, 2015, we recognized $1.3 million from contract finalization of the Ebola portion of the July 2010 DoD contract for the advanced development of our hemorrhagic virus therapeutic candidates against the Ebola and Marburg viruses, which was collected from the U.S. government in 2016. For the year ended December 31, 2014, we recognized $9.8 million under various U.S. government contracts.

    Cost of Sales

Our cost of sales relates to sales of EXONDYS 51 following its commercial launch in the U.S. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed such manufacturing and material costs as research and development expenses. For EXONDYS 51 sold in 2016, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. Therefore, the cost of sales presented in the consolidated statements of operations and comprehensive loss only included the cost of packaging and labeling for commercial sales as well as amortization of an in-licensed right. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the cost to produce the EXONDYS 51 sold would have been approximately $0.5 million.

     Research and Development Expenses

Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, conducting preclinical studies, clinical trials and manufacturing activities. Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants, up-front fees and milestones paid to third parties in connection with technologies which have not reached technological feasibility and do not have an alternative future use, and other external services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical programs include salaries, stock-based compensation and allocation of our facility costs.

Future research and development expenses may increase as our internal projects, such as those for our DMD product candidates, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for EXONDYS 51, including a confirmatory trial in the U.S. We completed Part I and have started conducting Part II of a Phase 1/2a clinical trial for an exon 53-skipping product candidate in the EU. We have completed the dose titration portion and are conducting the open-label portion of a study for our exon 45-skipping product candidate. We have initiated a placebo-controlled study with product candidates designed to skip exons 45 and 53 in the U.S. and the EU. The remainder of our research and development programs are in various stages of research and pre-clinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be unsafe or ineffective during clinical trials, may have clinical trials that take longer to complete than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

As a result of these uncertainties and risks inherent in the drug development process, we cannot determine the duration or completion costs of current or future clinical stages of any of our product candidates. Similarly, we cannot determine when, if, or to what extent we may generate revenue from the commercialization of any product candidate. The time frame for development of any product candidate, associated development costs and the probability of regulatory and commercial success vary widely.

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

Research and development expenses represent a substantial percentage of our total operating expenses. We do not maintain or evaluate and, therefore, do not allocate internal research and development costs on a project-by-project basis. As a result, a significant portion of our research and development expenses are not tracked on a project-by-project basis, as the costs may benefit multiple projects.

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Year Ended December 31
	2016	2015	Change	Change
	(in thousands)		$	%
EXONDYS 51 (exon 51)	$65,454	$72,147	$(6,693)	(9)%
Exon 45	9,562	6,649	2,913	44%
Exon 53	11,847	5,583	6,264	112%
Other projects	1,248	2,178	(930)	(43)%
Up-front and milestone payments	48,035	165	47,870	29,012%
Internal research and development expenses	52,126	59,672	(7,546)	(13)%
Total research and development expenses	$188,272	$146,394	$41,878	29%

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands)		$	%
EXONDYS 51 (exon 51)	$72,147	$29,395	$42,752	145%
Exon 45	6,649	4,343	2,306	53%
Exon 53	5,583	8,013	(2,430)	(30)%
Other projects	2,178	4,196	(2,018)	(48)%
Milestone payments	165	—	165	NA
Internal research and development expenses	59,672	48,284	11,388	24%
Total research and development expenses	$146,394	$94,231	$52,163	55%

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Year Ended December 31
	2016	2015	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$82,077	$80,977	$1,100	1%
Up-front and milestone payments	48,035	165	47,870	29012%
Compensation and other personnel expenses	21,322	25,746	(4,424)	-17%
Stock-based compensation	9,499	10,403	(904)	-9%
Facility-related expenses	8,095	9,919	(1,824)	-18%
Professional services	7,537	8,329	(792)	-10%
Preclinical expenses	3,415	3,948	(533)	(14)%
Restructuring expenses	2,013	—	2,013	NA
Research and other	6,279	6,907	(628)	(9)%
Total research and development expenses	$188,272	$146,394	$41,878	29%

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$80,977	$39,505	$41,472	105%
Compensation and other personnel expenses	25,746	20,234	5,512	27%
Stock-based compensation	10,403	8,269	2,134	26%
Facility-related expenses	9,919	7,792	2,127	27%
Professional services	8,329	7,689	640	8%
Preclinical expenses	3,948	2,758	1,190	43%
Milestone payments	165	—	165	NA
Research and other	6,907	7,984	(1,077)	(13)%
Total research and development expenses	$146,394	$94,231	$52,163	55%

Research and development expenses for 2016 increased by $41.9 million, or 29%, compared to 2015. The increase was primarily driven by increases of $47.5 million in up-front and milestone payments related to the Collaboration Agreement with Summit and the Amended and Restated UWA License Agreement and its First Amendment with UWA, $2.0 million in restructuring expenses, and $1.1 million in clinical and manufacturing expenses due to increased patient enrollment in our ongoing clinical trials, partially offset by lower manufacturing expenses because of the capitalization of inventory upon the approval of EXONDYS 51 by the

FDA. The increases were partially offset by decreases of $4.4 million in compensation and other personnel expenses, $1.8 million in facility-related expenses and $0.9 million in stock-based compensation primarily driven by decreases in headcount.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries, benefits, stock-based compensation and related costs for personnel in our executive, finance, legal, information technology, business development, human resources, commercial and other general and administrative functions. Other general and administrative expenses include an allocation of our facility costs and professional fees for legal, consulting and accounting services.

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Year Ended December 31
	2016	2015	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$29,807	$17,513	$12,294	70%
Stock-based compensation	20,463	12,329	8,134	66%
Professional services	19,372	25,884	(6,512)	(25)%
Facility-related expenses	4,669	2,838	1,831	65%
Restructuring expenses	2,548	—	2,548	NA
Former CEO severance expense	—	9,182	(9,182)	NA
Other	6,886	7,297	(411)	(6)%
Total selling, general and administrative expenses	$83,745	$75,043	$8,702	12%

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands)		$	%
Professional services	$25,884	$16,363	$9,521	58%
Compensation and other personnel expenses	17,513	12,454	5,059	41%
Stock-based compensation	12,329	11,921	408	3%
Former CEO severance expense	9,182	—	9,182	NA
Facility-related expenses	2,838	2,616	222	8%
Other	7,297	5,961	1,336	22%
Total general and administrative expenses	$75,043	$49,315	$25,728	52%

Selling, general and administrative expenses for 2016 increased by $8.7 million, or 12%, compared to 2015. The increase was primarily due to increases of $12.3 million in compensation and other personnel expenses, $8.1 million in stock-based compensation and $1.8 million in facility-related expenses. These increases were primarily driven by increases in commercial headcount. Additionally, we also incurred $2.5 million in restructuring expenses in 2016. The increases were partially offset by decreases of $9.2 million in severance expense related to the resignation of our former CEO in March 2015 and $6.4 million in professional services primarily due to lower litigation activities.

General and administrative expenses for 2015 increased by $25.7 million, or 52%, compared to 2014. The increase was primarily due to $9.5 million in professional services driven by increased legal fees and preparation for the product launch, $9.2 million in severance expense, including stock-based compensation, as a result of the resignation of our former CEO, and $5.1 million in compensation and other personnel expenses primarily driven by increases in headcount.

    Interest (expense) income and other, net

Interest (expense) income and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense and rental income and loss. Our cash equivalents and investments consist of commercial paper, government and government agency debt securities, money market investments and certificates of deposit. Interest expense includes interest accrued on our promissory note related to the Andover, Massachusetts facility, our senior secured term loan and our mortgage loan related to our Corvallis, Oregon property. Rental income and loss is from leasing excess space in some of our facilities.

Interest expense and other, net for 2016 was $0.5 million compared to interest income and other, net of $0.2 million in 2015. The unfavorable change was primarily due to interest expense incurred in connection with the $20.0 million senior secured term loan.

Interest income and other, net for 2015 decreased by $0.6 million compared to 2014. The decrease was primarily driven by an increase in interest expense incurred in connection with the $20.0 million senior secured term loan.

    Loss on Change in Warrant Valuation

Warrants issued in connection with our January and August 2009 financings were classified as liabilities as opposed to equity due to their settlement terms. These warrants were classified as non-cash liabilities. The fair value of these warrants was recorded on our consolidated balance sheets at the date of issuance. The warrants were marked to market at each financial reporting period, with changes in the fair value recorded as “Gain (loss) on change in warrant valuation” in our consolidated statements of operations and comprehensive loss. The fair value of the warrants was determined using the Black-Scholes-Merton option-pricing model, which required the use of significant judgment and estimates related to the inputs used in the model. All warrants issued in January and August 2009 were exercised or expired during 2014.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of December 31, 2016	As of December 31, 2015	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$122,420	$80,304	$42,116	52%
Short-term investments	195,425	112,187	83,238	74%
Restricted cash and investments	11,479	11,478	1	0%
Total cash, cash equivalents and investments	$329,324	$203,969	$125,355	61%

Borrowings:
Long-term debt	$16,150	$20,905	$(4,755)	(23)%
Notes payable	—	2,493	(2,493)	(100)%
Total borrowings	$16,150	$23,398	$(7,248)	(31)%

Working capital
Current assets	$373,476	$224,543	$148,933	66%
Current liabilities	75,422	62,294	13,128	21%
Total working capital	$298,054	$162,249	$135,805	84%

For the year ended December 31, 2016, our principal source of liquidity was from equity financings. For the year ended December 31, 2015, our principal source of liquidity was from an equity and a debt financing. Our principal uses of cash are research and development expenses, general and administrative expenses, investments, capital expenditures and other working capital requirements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to generate revenues from sales of EXONDYS 51 and potential future products;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments;

•	the timing and costs associated with our clinical trials and preclinical studies;
•	the attainment of milestones and our obligations to make milestone payments to Summit, UWA and other institutions; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and we expect to seek additional financing primarily from, but not limited to, the sale and issuance of equity, debt securities or the licensing or sale of our technologies. We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Year Ended December 31
	2016	2015	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(245,820)	$(149,465)	$(96,355)	64%
Investing activities	(90,193)	8,410	(98,603)	(1,172)%
Financing activities	378,129	147,808	230,321	156%
Increase in cash and cash equivalents	$42,116	$6,753	$35,363	524%

	For the Year Ended December 31
	2015	2014	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(149,465)	$(128,539)	$(20,926)	16%
Investing activities	8,410	(159,030)	167,440	(105)%
Financing activities	147,808	104,155	43,653	42%
Increase (decrease) in cash and cash equivalents	$6,753	$(183,414)	$190,167	(104)%

Operating Activities.

Cash used in operating activities for 2016 increased by $96.4 million compared to 2015. The increase was primarily due to an increase of $47.2 million in net loss driven by increases in research and development and selling, general and administrative expenses slightly offset by product revenue, an unfavorable change of $47.8 million in operating assets and liabilities due to the timing of certain activities and a decrease in non-cash adjustment of $1.4 million.

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

Investing Activities.

Cash used in investing activities for 2016 was $90.2 million compared to $8.4 million provided by investing activities in 2015. The change was primarily due to a decrease of $73.8 million in proceeds from the maturities and sales of available-for-sale securities, increases of $33.4 million in purchases of available-for-sale securities and $1.9 million in purchases of property and equipment. These were offset by a decrease of $10.7 million due to the purchase of a restricted investment.

Cash provided by investing activities was $8.4 million for 2015 while cash used in investing activities was $159.0 million for 2014. The change was primarily due to an increase of $51.0 million in proceeds from the maturity of available-for-sale securities and decreases of $112.4 million from the purchase of available-for-sale securities and $22.0 million from the purchase of property and equipment partially offset by the purchase of a restricted investment of $10.7 million. Additionally, for the year ended December 31, 2014, $7.3 million of restricted investments matured.

Financing Activities.

Cash provided by financing activities in 2016 increased by $230.3 million compared to 2015. In June and September 2016, we sold approximately 5.8 million and 2.1 million shares of common stock, generating net proceeds of $327.4 million and $37.3 million, respectively, $244.9 million higher than the prior year’s equity offering. Additionally, net proceeds from stock option exercises and the employee stock purchase program was $10.0 million higher than 2015. The increases were partially offset by $5.0 million of repayments of long-term debt and notes payable and a decrease of $19.6 million in proceeds from our senior long-term secured loan.

Cash provided by financing activities in 2015 increased by $43.7 million compared to 2014. In October 2015, we sold approximately 3.3 million shares of common stock at an offering price of $39.00 per share. After deducting the underwriting discounts and offering related transaction costs, we received aggregate net proceeds of approximately $119.9 million, $25.4 million higher than the prior year’s equity offering. Additionally, we received net proceeds of $19.6 million from the senior secured term loan and an incremental $9.0 million from option exercises. The increases were partially offset by a $2.5 million repayment of the promissory note related to our Andover, Massachusetts facility and a decrease of $7.8 million from warrant exercises that occurred in 2014.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2016:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Senior Secured Term Loan (1)	$15,932	$10,818	$5,114	$—	$—
Long-term Mortgage Loans (1)	1,736	171	342	343	880
Lease obligations	20,174	4,737	9,829	5,441	167
Purchase obligations (2)	87,141	47,212	39,929	—	—
Total contractual obligations and contingencies	$124,983	$62,938	$55,214	$5,784	$1,047

(1)	Interest is included.
(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Purchase obligations relate primarily to our commercialization of EXONDYS 51 and clinical programs for DMD.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $712.6 million of future development, up-front royalty and sales milestone payments associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or sales milestones. Because the achievement of these milestones had not occurred as of December 31, 2016, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Other Funding Commitments

As of December 31, 2016, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at our option. As of December 31, 2016, we have approximately $65.3 million in cancellable future commitments based on existing CRO contracts.

Recent Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of December 31, 2016, we had $329.3 million of cash, cash equivalents and investments, comprised of $122.4 million of cash and cash equivalents, $195.4 million short-term investments and $11.5 million of restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. For each of the years ended December 31, 2016 and 2015, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We considered these limitations during the development of our disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In September 2016, we began shipping and recording revenue and inventory related to EXONDYS 51. In addition, we are using a third party logistics provider for shipping, finished goods inventory management, customer service, and certain other logistical and financial reporting services related to these shipments of EXONDYS 51. As a result, we are relying on their systems and processes for the above functions. We have implemented a variety of internal control processes in various functional areas of our company to ensure that financial data related to EXONDYS 51 revenue and inventory activity has been correctly reflected in our financial statements. Additionally, we also evaluated the adequacy and effectiveness of the internal controls at our third party logistics provider. We are not aware of any material adverse impacts on our internal controls over financial reporting as a result of the implementation of these new controls.

There have not been other changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act for the quarter ended December 31, 2016 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sarepta Therapeutics, Inc.:

We have audited Sarepta Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sarepta Therapeutics, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sarepta Therapeutics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Cambridge, Massachusetts

February 28, 2017

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15

3.3	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14

4.1	Form of Specimen Certificate for Common Stock.	10-Q	001-14895	4.1	8/8/13

4.2	Form of Common Stock Purchase Warrant, issued on January 30, 2009.	8-K	001-14895	4.4	1/30/09

4.3	Form of Common Stock Purchase Warrant, issued on August 25, 2009.	8-K	001-14895	4.1	8/24/09

10.1†	Employment Agreement with Patrick Iversen, Ph.D., dated July 14, 1997.	10KSB	000-22613	10.12	3/30/98

10.2†	Amendment to Employment Agreement with Patrick Iversen, Ph.D., dated December 28, 2008.	10-K	001-14895	10.5	3/15/11

10.3†	Amendment No. 2 to Employment Agreement with Patrick Iversen, Ph.D., dated January 18, 2010.	10-K	001-14895	10.6	3/15/11

10.4†	Amended and Restated Executive Employment Agreement dated April 19, 2013 by and between Sarepta Therapeutics, Inc. and Christopher Garabedian.	10-Q	001-14895	10.2	5/9/13

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

10.5†	Executive Employment Agreement dated January 10, 2011 by and between AVI BioPharma, Inc. and Effie Toshav.	10-Q	001-14895	10.1	5/10/11

10.6†	Executive Employment Agreement dated March 29, 2011 by and between AVI BioPharma, Inc. and Peter S. Linsley, Ph.D.	10-Q	001-14895	10.4	5/10/11

10.7†	Executive Employment Agreement dated June 13, 2011 by and between AVI BioPharma, Inc. and Edward Kaye, M.D.	10-Q	001-14895	10.4	8/8/11

10.8†	Stand Alone Stock Option Grant between AVI BioPharma, Inc. and Effie Toshav dated January 10, 2011.	10-Q	001-14895	10.2	5/10/11

10.9†	Stand Alone Stock Option Grant between the Registrant and Peter Linsley dated May 16, 2011.	S-8	333-175031	4.8	6/20/11

10.10†	Stand Alone Stock Option Grant between the Registrant and Edward Kaye dated June 20, 2011.	S-8	333-175031	4.9	6/20/11

10.11†	AVI BioPharma, Inc. 2002 Equity Incentive Plan.	Schedule 14A	001-14895	Appendix A	4/11/02

10.12†	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-14895	10.1	7/1/16

10.13**	Form of Stock Option Award Agreement under the Amended and Restated 2011 Equity Incentive Plan.					X

10.14**	Form of Restricted Stock Agreement under the Amended and Restated 2011 Equity Incentive Plan.					X

10.15†	AVI BioPharma, Inc. Non-Employee Director Compensation Policy.	8-K	001-14895	10.85	10/1/10

10.16†	Form of Indemnification Agreement.	8-K	001-14895	10.86	10/8/10

10.17**	Form of Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan.					X

10.18**	Form of Stock Appreciate Right Award Agreement under the 2011 Equity Incentive Plan.					X

10.19†	Form of Senior Vice President Change in Control and Severance Agreement.	10-K	001-14895	10.19	3/15/13

10.20†	Form of Vice President Change in Control and Severance Agreement.	10-K	001-14895	10.20	3/15/13

10.21†	Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	8-K	001-14895	10.2	7/1/16

10.22†	Executive Employment Agreement with Jayant Aphale, Ph.D.	10-Q	001-14895	10.1	8/8/13

10.23†	Retention and Severance Benefits Letter Agreement dated May 9, 2013 by and between the Company and Michael A. Jacobsen.	10-Q	001-14895	10.3	5/9/13

10.24†	Offer Letter dated October 23, 2013 by and between Sarepta Therapeutics, Inc. and Sandesh Mahatme.	10-K	001-14895	10.24	3/3/14

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

10.25†	Offer Letter dated October 23, 2012 by and between Sarepta Therapeutics, Inc. and David Tyronne Howton.	10-K	001-14895	10.25	3/3/14

10.26†	Executive Inducement Stock Option Agreement between Arthur Krieg and Sarepta Therapeutics, Inc.	10-K	001-14895	10.26	3/3/14

10.27†	Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan, as amended.	S-8	001-14895	4.4	2/25/16

10.28	Form of Stock Option Award Agreement under 2014 Employment Commencement Incentive Plan	10-K	001-14895	10.28	3/3/14

10.29*	Collaboration and License Agreement between Isis Pharmaceuticals and Ercole Biotech, Inc. dated May 16, 2003.	10-K	001-14895	10.78	3/16/10

10.30*	Amended and Restated Exclusive License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated April 10, 2013.	10-Q	001-14895	10.1	5/9/13

10.31*	First Amendment to License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated June 19, 2016.	10-Q	001-14895	10.1	8/9/16
10.32	Agreement between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency dated May 5, 2009.	10-Q	001-14895	10.72	8/10/09

10.33	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no. HDTRA1-07-C-0010), effective May 29, 2009.	10-Q	001-14895	10.74	8/10/09

10.34	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no. HDTRA 1-07-C0010), effective September 30, 2009.	10-Q	001-14895	10.77	11/9/09

10.35*	Amendment of Contract between AVI BioPharma, Inc. and the U.S. Defense Threat Reduction Agency (contract no HDTRA 1-09-C-0046), effective March 25, 2010.	10-Q	001-14895	10.81	5/10/10

10.36*	Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. dated June 4, 2010.	10-Q	001-14895	10.84	8/9/10

10.37*	Modification No. PZ0001 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective March 3, 2011.	10-Q	001-14895	10.3	5/10/11

10.38*	Modification No. P00005 to Contract Number HDTRA1-10-C-0079 between Defense Threat Reduction Agency and AVI BioPharma, Inc. effective April 13, 2011.	10-Q	001-14895	10.1	8/8/11

10.39*	Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. dated July 14, 2010.	10-Q	001-14895	10.86	11/9/10

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
10.40*	Contract Number W911QY-12-C-0117 between U.S. Department of Defense’s Joint Project Manager Transformational Medical Technologies and Sarepta Therapeutics, Inc. dated August 23, 2012.	10-Q	001-14895	10.1	11/7/12

10.41*	Modification No. P00005 to Contract Number W9113M-10-C-0056 between U.S. Army Space and Missile Defense Command and AVI BioPharma, Inc. effective August 15, 2011.	10-Q/A	001-14895	10.3	2/15/12

10.42*	Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc., effective October 12, 2007.	10-K	001-14895	10.58	3/17/08

10.43*	First Amendment to Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc. dated June 2, 2009.	10-Q	001-14895	10.75	8/10/09

10.44	Commercial Lease between Research Way Investments, Landlord, and Antivirals, Inc., Tenant, effective June 15, 1992.	SB-2	333-20513	10.9	1/28/97

10.45	Lease Extension and Modification Agreement dated September 1, 1996, by and between Research Way Investments and Antivirals, Inc.	10-K	001-14895	10.53	3/15/11

10.46	Second Lease Extension and Modification Agreement dated January 24, 2006 by and between Research Way Investments and AVI BioPharma, Inc.	10-Q	001-14895	10.55	8/9/06

10.47	Real Property Purchase Agreement by and between WKL Investments Airport, LLC and AVI BioPharma, Inc., dated March 1, 2007, as amended.	10-Q	001-14895	10.61	8/9/07

10.48	Lease Agreement between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc., dated November 23, 2011.	10-K	001-14895	10.42	3/13/12

10.49	First Amendment to Lease Agreement dated December 22, 2011 between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc.	10-K	001-14895	10.43	3/13/12

10.50	Second Amendment to Lease Agreement dated January 20, 2012 between AVI BioPharma, Inc. and Perpetua Power Source Technologies, Inc.	10-K	001-14895	10.44	3/13/12

10.51	Lease dated July 27, 2009 by and between BMR-3450 Monte Villa Parkway, LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.76	11/9/09

10.52	First Amendment to Lease dated August 30, 2011 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.4	11/8/11

10.53	Second Amendment to Lease dated January 31, 2012 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.	10-K	001-14895	10.47	3/13/12

10.54	Third Amendment to Lease dated May 31, 2012 by and between BMR-3450 Monte Villa Parkway LLC and AVI BioPharma, Inc.	10-Q	001-14895	10.2	8/7/12

10.55	Lease dated October 20, 2010, by and between S/I North Creek VII LLC and AVI BioPharma, Inc.	10-K	001-14895	10.57	3/15/11

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
10.56	Lease Agreement dated June 25, 2013 by and between Sarepta Therapeutics, Inc. and ARE-MA Region No. 38, LLC.	8-K	001-14895	10.1	7/1/13

10.57	Purchase and Sale Agreement dated May 22, 2014 between Sarepta Therapeutics, Inc. and Eisai Inc.	10-Q	001-14895	10.1	8/7/14

10.58	Offer Letter dated January 6, 2014 by and between Sarepta Therapeutics, Inc. and Arthur Krieg, M.D.	10-Q	001-14895	10.1	5/8/14

10.59†	Employment Agreement dated September 20, 2016 between Sarepta Therapeutics, Inc. and Edward M. Kaye, M.D.	10-Q	001-14895	10.1	11/7/16
10.60	Credit and Security Agreement between Sarepta Therapeutics, Inc. and MidCap Financial dated June 26, 2015	10-Q	001-14895	10.1	8/6/15
10.61	Pledge Agreement between Sarepta Therapeutics, Inc. and MidCap Financial dated June 26, 2015	10-Q	001-14895	10.2	8/6/15
10.62†	Separation and Consulting Agreement and General Release between Sarepta Therapeutics, Inc. and Christopher Garabedian entered into on June 30, 2015	10-Q	001-14895	10.3	8/6/15
10.63†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

10.63†	License and Collaboration Agreement between Summit (Oxford) Ltd and Sarepta Therapeutics, Inc. dated October 3, 2016	10-Q	001-14895	10.2	11/7/16
21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification of the Company’s Interim Chief Executive Officer and Chief Medical Officer, Edward Kaye, MD, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1***	Certification of the Company’s President, Chief Executive Officer and Chief Medical Officer, Edward Kaye, MD, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2***	Certification of the Company’s Senior Vice President, Chief Financial Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	Confidential treatment has been granted for portions of this exhibit.
**	Field herewith

***    Furnished herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2017	SAREPTA THERAPEUTICS, INC.

	By:	/s/ Edward Kaye, MD
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2017:

Signature	Title

/s/ Edward Kaye, MD	President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)
Edward Kaye, MD

/s/ Sandesh Mahatme	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Sandesh Mahatme

/s/ M. Kathleen Behrens	Chairwoman of the Board
M. Kathleen Behrens, Ph.D.

/s/ Richard Barry	Director
Richard Barry

/s/ Jean-Paul Kress, MD	Director
Jean-Paul Kress, MD

/s/ Claude Nicaise, MD	Director
Claude Nicaise, MD

/s/ Hans Wigzell	Director
Hans Wigzell, M.D., Ph.D.

SAREPTA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sarepta Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sarepta Therapeutics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sarepta Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Cambridge, Massachusetts

February 28, 2017

Sarepta Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31, 2016	As of December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$122,420	$80,304
Short-term investments	195,425	112,187
Accounts receivable	5,228	3,977
Inventory	12,813	—
Restricted investment	10,695	10,695
Other current assets	26,895	17,380
Total Current Assets	373,476	224,543
Restricted cash and investments	784	783
Property and equipment, net of accumulated depreciation of $30,346 and $24,594 as of December 31, 2016 and 2015, respectively	37,801	37,344
Intangible assets, net of accumulated amortization of $3,134 and $2,620 as of December 31, 2016 and 2015, respectively	8,076	6,642
Other assets	3,967	4,470
Total Assets	$424,104	$273,782

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$29,690	$20,234
Accrued expenses	31,016	29,053
Current portion of long-term debt	10,108	5,936
Current portion of notes payable	—	2,493
Deferred revenue	3,303	3,303
Other current liabilities	1,305	1,275
Total Current Liabilities	75,422	62,294
Long-term debt	6,042	14,969
Deferred rent and other	5,949	6,172
Total Liabilities	87,413	83,435
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 99,000,000 shares authorized; 54,759,234 and 45,629,529 issued and outstanding at December 31, 2016 and 2015, respectively	5	5
Additional paid-in capital	1,503,126	1,089,508
Accumulated other comprehensive loss	(120)	(111)
Accumulated deficit	(1,166,320)	(899,055)
Total Stockholders’ Equity	336,691	190,347
Total Liabilities and Stockholders’ Equity	$424,104	$273,782

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Revenues:
Product, net	$5,421	$—	$—
Revenue from research contracts and other grants	—	1,253	9,757
Total revenues	5,421	1,253	9,757

Cost and expenses:
Cost of sales	130	—	—
Research and development	188,272	146,394	94,231
Selling, general and administrative	83,749	75,043	49,315
Total cost and expenses	272,151	221,437	143,546
Operating loss	(266,730)	(220,184)	(133,789)

Other (loss) income:
Interest (expense) income and other, net	(535)	154	779
Loss on change in warrant valuation	—	—	(2,779)
Total other (loss) income	(535)	154	(2,000)

Net loss	(267,265)	(220,030)	(135,789)

Other comprehensive loss:
Unrealized loss on short-term securities - available-for-sale	(9)	(16)	(95)
Total other comprehensive loss	(9)	(16)	(95)

Comprehensive loss	$(267,274)	$(220,046)	$(135,884)
Net loss per share — basic and diluted	$(5.49)	$(5.20)	$(3.39)

Weighted average number of shares of common stock outstanding for computing basic and diluted net loss per share	48,697	42,290	40,026

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2013	37,752	$4	$790,424	$—	$(543,236)	$247,192
Exercise of options for common stock	86	—	980	—	—	980
Exercise of warrants for common stock	766	—	19,536	—	—	19,536
Vest of restricted stock units	7	—	—	—	—	—
Shares withheld for taxes	(1)	—	(34)	—	—	(34)
Grant of restricted stock awards	6	—	—	—	—	—
Issuance of common stock for cash, net of offering costs	2,650	—	94,503	—	—	94,503
Issuance of common stock under employee stock purchase plan	46	—	1,015	—	—	1,015
Stock-based compensation	—	—	20,345	—	—	20,345
Unrealized loss from available-for-sale securities	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(135,789)	(135,789)
BALANCE AT DECEMBER 31, 2014	41,312	4	926,769	(95)	(679,025)	247,653
Exercise of options for common stock	817	—	10,010	—	—	10,010
Grant of restricted stock awards	181	—	—	—	—	—
Shares withheld for taxes	(6)	—	(182)	—	—	(182)
Issuance of common stock for cash, net of offering costs	3,250	1	119,915	—	—	119,916
Issuance of common stock under employee stock purchase plan	76	—	879	—	—	879
Stock-based compensation	—	—	32,117	—	—	32,117
Unrealized loss from available-for-sale securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(220,030)	(220,030)
BALANCE AT DECEMBER 31, 2015	45,630	5	1,089,508	(111)	(899,055)	190,347
Exercise of options for common stock	1,113	—	19,353	—	—	19,353
Grant of restricted stock awards, net of cancellations	50	—	—	—	—	—
Shares withheld for taxes	(47)	—	(2,168)	—	—	(2,168)
Issuance of common stock for cash, net of offering costs	7,876	—	364,749	—	—	364,749
Issuance of common stock under employee stock purchase plan	137	—	1,577	—	—	1,577
Stock-based compensation	—	—	30,107	—	—	30,107
Unrealized loss from available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(267,265)	(267,265)
BALANCE AT DECEMBER 31, 2016	54,759	$5	$1,503,126	$(120)	$(1,166,320)	$336,691

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(267,265)	$(220,030)	$(135,789)
Adjustments to reconcile net income to cash flows in operating activities:
Depreciation and amortization	5,611	5,247	3,690
Amortization of premium, net of discount, on available-for-sale securities and loss from sales of available-for-sale securities	80	652	2,432
Non-cash interest expense	355	367	12
Loss on abandonment of patents	293	197	128
Stock-based compensation	29,962	32,117	20,345
Non-cash restructuring expense	911	—	—
Increase in warrant valuation	—	—	2,779
Changes in operating assets and liabilities, net:
(Increase) decrease in accounts receivable	(1,251)	(1,561)	1,114
Increase in inventory	(12,813)	—	—
(Increase) decrease in other assets	(9,012)	15,249	(34,013)
Increase in accounts payable, accrued expenses, deferred revenue and other liabilities	7,309	18,297	10,763
Net cash used in operations	(245,820)	(149,465)	(128,539)

Cash flows from investing activities:
Release and maturity of restricted investments	—	—	7,250
Purchase of restricted investment	—	(10,695)	—
Purchase of property and equipment	(5,341)	(3,401)	(25,444)
Patent costs	(1,525)	(1,432)	(1,381)
Purchase of available-for-sale securities	(195,427)	(162,001)	(274,368)
Maturity and sales of available-for-sale securities	112,100	185,939	134,913
Net cash (used in) provided by investing activities	(90,193)	8,410	(159,030)

Cash flows from financing activities:
Proceeds from borrowings, net of debt issuance costs	—	19,601	—
Repayments of long-term debt and notes payable	(7,603)	(2,598)	(94)
Proceeds from sales of common stock, net of offering costs	364,802	119,916	94,503
Proceeds from exercise of options and warrants and employee stock purchase program	20,930	10,889	9,746
Net cash provided by financing activities	378,129	147,808	104,155

Increase (decrease) in cash and cash equivalents	42,116	6,753	(183,414)

Cash and cash equivalents:
Beginning of period	80,304	73,551	256,965
End of period	122,420	80,304	73,551
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,562	$769	$77
Supplemental schedule of non-cash investing activities and financing activities:
Accrued debt issuance costs related to the senior secured term loan	$400	$400	$—
Property and equipment included in accrued expenses	$1,186	$318	$277
Intangible assets included in accrued expenses	$1,163	$335	$270
Issuance of common stock in satisfaction of warrants	$—	$—	$11,785
Shares withheld for taxes	$2,168	$182	$34
Issuance of notes payable in relation to the purchase of certain real and personal property located in Andover, Massachusetts	$—	$—	$4,613
Accrual for offering costs related to the equity offerings	$53	$—	$—

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare neuromuscular diseases. Applying its proprietary, highly-differentiated and innovative platform technologies, the Company is able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. The Company is primarily focused on rapidly advancing the development of its potentially disease-modifying Duchenne muscular dystrophy (“DMD”) drug candidates. On September 19, 2016, the United States Food and Drug Administration (“FDA”) granted accelerated approval for EXONDYS 51, indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 is studied in clinical trials under the name of eteplirsen and is marketed in the U.S. under the trademarked name of EXONDYS 51® (eteplirsen) Injection. In November 2016, the Company submitted a marketing authorization application (“MAA”) for eteplirsen to the European Medicine Agency (“EMA”) and the application was validated in December 2016.

As of December 31, 2016, the Company had approximately $329.3 million of cash, cash equivalents and investments, consisting of $122.4 million of cash and cash equivalents, $195.4 million of short-term investments and $11.5 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of December 31, 2016 is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), reflect the accounts of Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with DMD. The Company’s CEO, as the chief operating decision-maker, manages and allocates resources to the operations of the Company on a total company basis. The Company’s research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. The Company’s supply chain organization manages the development of the manufacturing processes, clinical trial supply and commercial product supply. The Company’s commercial organization is responsible for commercialization of EXONDYS 51 in the U.S. and internationally. The Company is supported by other back-office general and administration functions. Consistent with this decision-making process, the Company’s CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.

Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based awards, research and development expenses, income tax, inventory and revenue recognition.

      Reclassification

The Company has revised the presentation as well as the caption of certain cash flows from financing activities within the consolidated statements of cash flows to conform to the current period presentation. “Proceeds from exercise of options and warrants and the sale of common stock, net of offering costs” of $130.8 million and $104.2 million for the years ended December 31, 2015 and 2014, respectively, have been reclassified into “Proceeds from sales of common stock, net of offering costs” and “Proceeds from exercise of options and warrants and employee stock purchase program” and presented separately on the consolidated statements of cash flows. This revision had no impact on net cash provided by financing activities or change in cash and cash equivalents.

The Company also has revised the presentation as well as the caption of certain accrued expenses in Note 8, Accrued Expenses to the consolidated financial statements to conform to the current period presentation. “Accrued facility-related costs” of $0.1 million as of December 31, 2015 is grouped into “Other”. The reclassification had no impact on total current liabilities or total liabilities.

Additionally, the Company also has revised the presentation as well as the caption of net deferred tax assets in Note 14, Income Taxes to the consolidated financial statements to conform to the current period presentation. “Capitalized inventory” of $19.0 million as of December 31, 2015 is shown separately from “Net operating loss carryforwards” of $157.8 million and presented separately on the deferred tax assets table. The revision had no impact on net deferred tax assets or total assets.

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

Cash and Cash Equivalents

Only investments that are highly liquid and readily convertible to cash and have original maturities of three months or less are considered cash equivalents. As of December 31, 2016, cash equivalents were comprised of money market funds.

Available-For-Sale Debt Securities

Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive loss in stockholder’s equity. Realized gains and losses are reported in interest income and other, net, on a specific identification basis.

Accounts Receivable

The Company’s accounts receivable arise from product sales, government research contracts and other grants. They are generally stated at the invoiced amount and do not bear interest.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2016, the credit profile for the Company’s customers is deemed to be in good standing and write-offs of accounts receivable are not considered necessary. Historically, no accounts receivable amounts related to government research contracts and other grants have been written off and, thus, an allowance for doubtful accounts receivable related to government research contracts and other grants is not considered necessary.

The following table summarizes the components of the Company’s accounts receivable for the period indicated:

	As of December 31, 2016	As of December 31, 2015
	(in thousands)
Product sales	$4,002	$—
Unbilled receivables	1,226	3,977
Total accounts receivable	$5,228	$3,977

The balance for unbilled receivables for both years presented is subject to government audit and will not be collected until the completion of the audit. The decrease in unbilled receivables is related to contract finalization and subsequent collection of the Ebola portion of the July 2010 Department of Defense contract.

     Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash, cash equivalent and short-term investments held at financial institutions.

For the year-ended December 31, 2016, the majority of the Company’s accounts receivable arose from product sales in the U.S and all customers have standard payment terms which generally require payment within 30 to 45 days. Two individual customers accounted for 80% and 16% of net product revenues and 75% and 21% of accounts receivable from product sales, respectively. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of December 31, 2016, the Company believes that such customers are of high credit quality.

As of December 31, 2016, the Company’s cash equivalents and short-term investments were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution.

       Inventory

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. EXONDYS 51 which may be used in clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

The following table summarizes the components of the Company’s inventory for the period indicated:

	As of December 31, 2016	As of December 31, 2015
	(in thousands)
Raw materials	$9,531	$—
Work in progress	3,175	—
Finished goods	107	—
Total inventory	$12,813	$—

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of sales.

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

The Company generally depreciates the cost of its property and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

Asset Category	Useful lives
Lab equipment	5 years
Office equipment	5 years
Software and computer equipment	3 - 5 years
Leasehold improvements	Lesser of the useful life or the term of the respective lease
Land	Not depreciated
Building	30 years
Construction in Progress	Not depreciated until put into service

Intangible assets

The Company’s intangible assets consist of an in-licensed right and patent costs, which are stated in the Company’s consolidated balance sheets net of accumulated amortization and impairments, if applicable.

The in-licensed right relates to the license agreement with the University of Western Australia (“UWA”). As a result of the FDA approval and the subsequent commercial sale of EXONDYS 51, as defined in the Amended and Restated UWA License Agreement (defined in Note 3), the Company was obligated to pay a $1.0 million sales milestone to UWA and, accordingly, has recorded an in-licensed right.  The in-licensed right will be amortized on a straight-line basis over the remaining life of the related patent because the life of the related patent reflects the expected time period that the Company will benefit from the in-licensed right. The amortization of the in-licensed right is recorded as cost of sales in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2016, the Company recorded less than $0.1 million cost of sales related to the amortization of the in-license right.

Patent costs consist primarily of external legal costs, filing fees incurred to file patent applications and renewal fees on proprietary technology developed or licensed by the Company. Patent costs associated with applying for a patent, being issued a patent and annual renewal fees are capitalized. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Patent costs are amortized on a straight-line basis over the shorter of the estimated economic lives or the initial term of the patents, which is generally 20 years. Patent amortization expense was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also expensed the remaining net book value of previously capitalized patents that were later abandoned of $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were included in research and development expenses on the consolidated statements of operations and comprehensive loss.

The following table summarizes the estimated future amortization for intangible assets for the next five years:

As of December 31, 2016 (in thousands)
2017	$705
2018	704
2019	698
2020	670
2021	652
Total	$3,429

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

     Product revenues

Revenue from product sales is recognized when title and risk of loss have passed to the customer and is recorded net of applicable reserves for discounts and allowances.

Reserves for discounts and allowances

The Company establishes reserves for various government rebate and chargeback programs and co-payment assistance. Reserves established for these discounts and allowances are classified as either reductions of accounts receivable or a liability. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Product revenue reserves represent the Company's estimates of outstanding claims for end-user rebate-eligible sales that have occurred, but for which related claim submissions have not been received. They are categorized as follows:

•

Medicaid rebates relate to the Company’s estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in other current liabilities.

•

Governmental chargebacks, including Public Health Service (“PHS”) chargebacks, represent the Company’s estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices that the Company charges to wholesalers. The wholesaler charges the Company for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Chargeback reserves are established in the same period as the related revenue is recognized, resulting in a reduction in product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and the Company generally issues credits for such amounts within a few weeks of receiving notification of resale from the wholesaler.

•

Copay represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The copay reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in other current liabilities.

The Company also expects to maintain certain customer service contracts with distributors and other customers in the distribution channel that will provide inventory management, data and distribution services, which generally will be reflected as a reduction of revenue. To the extent the Company can demonstrate a separable benefit and fair value for these services, the Company will classify these payments as selling, general and administrative expenses.

     Revenue from research contracts and other grants

         The Company’s contracts with the U.S. government are cost plus contracts providing for reimbursed costs which include overhead and general and administrative costs and a target fee. The Company recognizes revenue from government research contracts during the period in which the related expenses are incurred and presents such revenues and related expenses on a gross basis in the consolidated financial statements. The Company’s government contracts are subject to government audits, which may result in catch-up adjustments. As of December 31, 2014, the Company had completed all development activities under its contracts with the U.S. government. The majority of the revenue under government contracts was recognized as of December 31, 2016 and only revenue for contract finalization, if any, is expected in the future.

      Deferred revenue

If a technology, right, product or service is separate and independent of our performance under other elements of an arrangement, the Company defers recognition of non-refundable up-front fees if it has continuing performance obligations when the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee. In addition, if the Company has continuing involvement through research and development services that are required because of its know-how or because the services can only be performed by the Company, such up-front fees are deferred and recognized over the period of continuing involvement. As of December 31, 2016, the Company had deferred revenue of $3.3 million, which represents up-front fees which it may recognize as revenue upon settlement of certain obligations.

Research and Development

Research and development expenses consist of costs associated with research activities as well as those with the Company’s product development efforts, conducting preclinical studies, clinical trials and manufacturing activities. Research and development expenses are expensed as incurred. Up-front fees and milestones paid to third parties in connection with technologies which have not reached technological feasibility and do not have an alternative future use are expensed when incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement will be deferred and capitalized, and recognized as an expense as the related goods are delivered or the related services are performed. If the Company does not expect the goods to be delivered or services to be rendered, the advance payment capitalized will be charged to expense.

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

For the years ended December 31, 2016, 2015 and 2014, the Company recognized rent expense and occupancy costs of $5.6 million, $5.2 million and $4.4 million, respectively.

Commitments and Contingencies

The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred.

Subsequent Events

On February 21, 2017, the Company entered into an agreement to sell its Rare Pediatric Disease Priority Review Voucher (“PRV”). The Company received the PRV when EXONDYS 51 was approved by the FDA for the treatment of patients with DMD amenable to exon 51 skipping. As part of the agreement, the Company will receive an up-front payment of $125.0 million upon the closing of the transaction, which is subject to customary closing conditions and is expected to occur following expiration of the applicable U.S. antitrust clearance requirements. Subsequent events have been evaluated up through the date that these consolidated financial statements were filed and no other material subsequent events were identified.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments in this update requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. As of December 31, 2016, the Company has not elected to early adopt this guidance but expect the adoption of this guidance to have an impact on its statements of cash flows. The cash and cash equivalents balance at beginning of period and end of period would have increased by approximately $11.5 million had the guidance been adopted as of December 31, 2016.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. As of December 31, 2016, the Company has not elected to early adopt this guidance but does not expect the adoption of this guidance to have any impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, with early adoption permitted. This standard will be effective for the Company on January 1, 2017. The Company has determined that the adoption of this standard will not have any impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes Topic 840, “Leases”. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities. As of December 31, 2016, the Company has not elected to early adopt this guidance and is currently evaluating the potential impact that this standard will have on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 will be effective for fiscal years beginning after December 15, 2016, with early adoption permitted. This standard will be effective for the Company on January 1, 2017. The Company has determined that the adoption of this standard will not have any impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016. As of December 31, 2016, the Company has elected to early adopt this guidance. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued and to provide related disclosures. ASU No. 2014-15 will be effective for the fiscal years ending after December 15, 2016, with early adoption permitted. The Company has adopted this guidance as of December 31, 2016. Based on the Company's financial condition as of the date these consolidated financial statements were issued or available for issuance, the adoption of this guidance did not have any impact on the current period consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”. Under the new guidance, a company is required to recognize revenue when it transfers goods or renders services to customers at an amount that it expects to be entitled to in exchange for these goods or services. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative catch upon adoption transition method. This guidance was originally intended to be effective for the fiscal years beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which states that the mandatory effective date of this new revenue standard will be delayed by one year, with early adoption only permitted in fiscal year 2017. During the second quarter of 2016, the FASB issued three amendments to the new revenue standard to address some application questions: ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09”, and ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. These three amendments will be effective upon adoption of Topic 606. As of December 31, 2016, the Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements. As the Company just launched its first Commercial product in September 2016, it expects that the financial impact from this guidance through December 31, 2016 will be immaterial.

3. LICENSE AND COLLABORATION AGREEMENTS

Summit (Oxford) Ltd.

         On October 3, 2016, the Company entered into an exclusive Collaboration and License Agreement (the “Collaboration Agreement”) with Summit (Oxford) Ltd.  (“Summit”) which grants the Company the exclusive right to commercialize products in Summit’s utrophin modulator pipeline in the EU, Switzerland, Norway, Iceland, Turkey and the Commonwealth of Independent States (the “Licensed Territory”).

         Under the terms of the Collaboration Agreement, the Company made an up-front payment of $40.0 million to Summit, with additional payments of up to $192.0 million based on achievement of certain development and regulatory milestones for ezutromid, a Summit product candidate in its utrophin modulator pipeline. For each of Summit’s future generation small molecule utrophin modulators, the Company may be required to make up to $290.0 million in development and regulatory milestone payments. Additionally, on a product-by-product basis, the Company may be required to make up to $330.0 million in sales milestone payments. The Collaboration Agreement also grants the Company an option to expand the Licensed Territory (“Option Territory”). If the Company exercises this option, it will be liable for a one-time $10.0 million option fee as well as up to $7.0 million in regulatory milestone payments. For each licensed product in the Option Territory, the Company may be liable for up to $82.5 million in sales milestone payments. Additionally, the Company may be required to make tiered royalty payments ranging from a low to high teens percentage of net sales on a product-by-product basis in the Licensed Territory.

         Under the Collaboration Agreement, a joint steering committee will be established to plan, monitor and coordinate future development activities for ezutromid and future generation small molecule utrophin modulators. Summit will be solely responsible for all research and development costs for the licensed products until December 31, 2017. Thereafter, Summit will be responsible for 55.0% of the budgeted research and development costs related to the licensed products in the Licensed Territory, and the Company will be responsible for 45.0% of such costs. Any costs in excess of 110.0% of the budgeted amount are borne by the party that incurred such costs. Summit is also obligated to spend a specified minimum amount on the research and development of certain licensed products prior to the end of 2019.

   For the year ended December 31, 2016, the Company recorded the $40.0 million up-front payment to Summit as research and development expense in the consolidated statement of operations and comprehensive loss as ezutromid is currently in a Phase 2 clinical trial.

University of Western Australia

         In April 2013, the Company and UWA entered into an agreement under which an existing exclusive license agreement between the Company and UWA was amended and restated (the “Amended and Restated UWA License Agreement”). The Amended and Restated UWA License Agreement grants the Company specific rights to the treatment of DMD by inducing the skipping of certain exons. EXONDYS 51 falls under the scope of the license agreement. Under the Amended and Restated UWA License Agreement, the Company may be required to make payments of up to $6.0 million in aggregate to UWA based on the successful achievement of certain development and regulatory milestones relating to EXONDYS 51 and up to five additional product candidates. The Company may also be obligated to make payments to UWA of up to $20.0 million upon the achievement of certain sales milestones. Additionally, the Company may also be required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the Amended and Restated UWA License Agreement. However, the Company has the option to purchase future royalties up-front. Under this option, prior to the First Amendment (defined below), the Company could elect to make a one-time royalty payment of $30.0 million to UWA.

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

For the years ended December 31, 2016 and 2015, the Company recorded $7.6 million and $0.2 million, respectively, relating to the development milestone and up-front payments to UWA as research and development expense in the consolidated statement of operations and comprehensive loss as the Amended and Restated UWA License Agreement and its First Amendment were entered into before the FDA approval of EXONDYS 51. The Company did not incur any milestone expense for the year ended December 31, 2014. Additionally, corresponding to the FDA approval and the subsequent commercial sale of EXONDYS 51, as defined in the Amended and Restated UWA License Agreement, the Company recorded a $1.0 million milestone payment as an in-license right in its consolidated balance sheet as of December 31, 2016. The amortization of the in-licensed right is recorded as cost of sales in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2016, the Company did not make any royalty payments but may be obligated to make these payments in the future.

4. FAIR VALUE MEASUREMENTS

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$1,147	$1,147	$—	$—
Commercial paper	69,304	—	69,304	—
Government and government agency bonds	105,287	—	105,287	—
Corporate bonds	20,834	—	20,834	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$207,915	$12,490	$195,425	$—

	Fair Value Measurement as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$32,850	$32,850	$—	$—
Commercial paper	48,899	—	48,899	—
Government and government agency bonds	50,918	—	50,918	—
Corporate bonds	17,370	—	17,370	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$161,380	$44,193	$117,187	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2016

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds and corporate bonds. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing market observable data.

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

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2016 and 2015 was approximately four months. The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$122,420	$—	$—	$122,420
Commercial paper	69,355	—	(51)	69,304
Government and government agency bonds	105,340	—	(53)	105,287
Corporate bonds	20,850	—	(16)	20,834
Total assets	$317,965	$—	$(120)	$317,845
As reported:
Cash and cash equivalents	$122,420	$—	$—	$122,420
Short-term investments	195,545	—	(120)	195,425
Total assets	$317,965	$—	$(120)	$317,845
	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$75,304	$—	$—	$75,304
Commercial paper	48,936	—	(37)	48,899
Government and government agency bonds	50,966	—	(48)	50,918
Corporate bonds	17,396	—	(26)	17,370
Total assets	$192,602	$—	$(111)	$192,491
As reported:
Cash and cash equivalents	$80,304			$80,304
Short-term investments	112,298		(111)	112,187
Total assets	$192,602	$—	$(111)	$192,491

6. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of December 31, 2016	As of December 31, 2015
	(in thousands)
Manufacturing-related deposits and prepaids	$23,604	$13,070
Other prepaids	2,377	3,109
Other	914	1,201
Total other current assets	$26,895	$17,380

         The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of December 31, 2016	As of December 31, 2015
	(in thousands)
Prepaid clinical expenses	$3,725	$4,228
Other	242	242
Total other non-current assets	$3,967	$4,470

7. PROPERTY AND EQUIPMENT

Property and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes components of property and equipment, net for each of the periods indicated:

	As of December 31,
	2016	2015
	(in thousands)
Land	$4,158	$4,158
Building and improvements	12,729	12,718
Software and computer equipment	6,775	6,149
Lab equipment	14,149	12,873
Office equipment	3,028	2,762
Leasehold improvements	22,872	21,723
Construction in progress	4,436	1,555
Property and equipment, gross	68,147	61,938
Less: accumulated depreciation	(30,346)	(24,594)
Property and equipment, net	$37,801	$37,344

For the years ended December 31, 2016, 2015 and 2014, depreciation expense totaled $5.0 million, $4.7 million and $3.2 million, respectively. Included in the $30.3 million accumulated depreciation as of December 31, 2016 was $0.8 million accelerated depreciation for certain assets whose expected useful lives were shortened due to the Corvallis plan (defined in Note 9).

8. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of December 31, 2016	As of December 31, 2015
	(in thousands)
Accrued clinical and preclinical costs	$10,033	$9,587
Accrued employee compensation costs	8,748	8,189
Accrued contract manufacturing costs	4,673	4,830
Accrued professional fees	2,799	4,258
Accrued research costs	1,186	629
Other	3,577	1,560
Total accrued expenses	$31,016	$29,053

9. RESTRUCTURING

In March 2016, the Company announced a long-term plan (“Corvallis plan”) to consolidate all of the Company’s operations to Massachusetts and reduce its workforce by approximately 19% as part of a strategic plan to increase operational efficiency. As part of the consolidation, research activities and some employees will transition to the Company’s facilities in Andover and Cambridge, Massachusetts. As of December 31, 2016, the relocations and terminations were substantially completed.

The restructuring costs of the Corvallis plan consist of costs associated with its workforce reduction and facility consolidation. The workforce reduction costs primarily relate to employee severance and benefits. Facility consolidation costs are primarily associated with non-cancellable lease obligations as well as accelerated depreciation for certain assets whose expected useful lives are shortened due to the consolidation. As of December 31, 2016, the second floor of the two floors at the Corvallis facility was vacated and closed and made available for sub-leasing. The first floor of the facility continues to be used by the Company’s employees. Using a discounted cash flow methodology and based on monthly rent payments as well as estimated sublease income, the Company recorded approximately $1.4 million in restructuring expense related to the vacated space of non-cancellable lease obligation. As of December 31, 2016, the Company continues to be obligated to make $6.4 million of minimum lease payments and certain other contractual maintenance costs for the whole facility. The Company estimates remaining restructuring expenses of approximately $0.2 million related to workforce reduction costs, which is accrued as earned over the service period for each employee.

In August 2016, the Company implemented a restructuring plan in Cambridge, Massachusetts (“Cambridge plan”) and reduced its workforce by approximately 6%. The restructuring costs associated with the Cambridge plan consist of costs associated with workforce reduction totaling $0.6 million. The Cambridge plan was completed as of October 31, 2016.

For the year ended December 31, 2016, the Company recognized $4.6 million as restructuring expenses, respectively, $2.3 of which related to workforce reduction.

The following table summarizes the restructuring costs by function for the period indicated:

	For the Year Ended December 31, 2016
	(in thousands)
	Cash	Non-cash (1)	Total
Research and development	$1,631	$382	$2,013
Selling, general and administrative	2,020	529	2,549
Total restructuring expenses	$3,651	$911	$4,562

(1)	The non-cash restructuring expenses include the following:
a.	$0.8 million accelerated depreciation for certain assets
b.	$0.1 million acceleration of stock option vesting

The following table summarizes the restructuring reserve for the period indicated:

For the Year Ended December 31, 2016
(in thousands)
Restructuring expenses incurred during the period	3,651
Amounts paid during the period	(2,063)
Restructuring reserve ending balance	$1,588

10. INDEBTEDNESS

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to 7.75%, with only interest payments due through June 30, 2016. In addition to paying interest on the outstanding principal under the Credit Agreement, the Company will pay an origination fee equal to 0.50% of the amount of the term loan when advanced under the Credit Agreement, as well as a final payment fee equal to 2.00% of the amount borrowed under the Credit Agreement when the term loan is fully repaid. Commencing on July 1, 2016 and continuing for the remaining twenty-four months of the facility, the Company is required to make monthly principal payments of approximately $0.8 million.

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

The following table summarizes the components of the long-term debt recorded for the period indicated:

As of December 31, 2016
(in thousands)
Principal outstanding	15,000
Unamortized debt issuance costs	(223)
Net carrying value of senior secured term loan	14,777

Long-term Mortgage Loans

The Company has two loans outstanding which bear interest at 4.75%, mature in February 2027 and are collateralized by the facility the Company owns in Corvallis, Oregon. At December 31, 2016, these loans had unpaid principal balances of $0.9 million and $0.5 million, for a total indebtedness of $1.4 million.

As of December 31, 2016, the Company recorded approximately $10.1 million as current portion of long-term debt and approximately $6.0 million as long-term debt on the consolidated balance sheets related to the senior secured term loan and the long-term mortgage loans.

The following table summarizes the total payments under the Company’s debt arrangements:

	Senior Secured Term Loan (1)	Long-term Mortgage Loans (1)	Total
	(in thousands)
2017	$10,818	$171	$10,989
2018	5,114	171	5,285
2019	—	171	171
2020	—	171	171
2021	—	172	172
Thereafter	—	880	880
Total Payments	$15,932	$1,736	$17,668

(1)	Interest is included

11. EQUITY FINANCING

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

In October 2015, the Company sold approximately 3.3 million shares of common stock at an offering price of $39.00 per share. The Company received aggregate net proceeds of approximately $119.9 million, after deducting the underwriting discounts and offering related transaction costs of approximately $6.8 million.

In April 2014, the Company sold approximately 2.7 million shares of common stock at an offering price of $38.00 per share. The Company received aggregate net proceeds of approximately $94.5 million, after deducting the underwriting discounts and offering related transaction costs of $6.2 million.

12. STOCK-BASED COMPENSATION

In June 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan, which authorized 13.0 million shares of common stock to be issued, allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. In June 2016 and 2015, shareholders authorized the issuance of an additional 1.3 million and 1.7 million shares, respectively, of common stock under the 2011 Plan. As of December 31, 2016, 3.0 million shares of common stock remain available for future grant under the 2011 Plan.

In June 2013, the Company’s stockholders approved the 2013 ESPP with approximately 0.3 million shares of common stock available to be issued. In June 2016, the Company’s stockholders approved an additional approximately 0.3 million shares of common stock available to be issued to be added to the 2013 ESPP. As of December 31, 2016, 0.3 million shares of common stock remain available for future grant under the 2013 ESPP.

In September 2014, the Company initiated the 2014 Employment Commencement Incentive Plan (“2014 Plan”) with approximately 0.6 million shares of common stock available to be issued. In October 2015, the 2014 Plan was increased by 1.0 million shares of common stock available to be issued. As of December 31, 2016, 1.1 million shares of common stock remain available for future grant under the 2014 Plan.

Stock Options

In general, stock options have a ten-year term and vest over a four-year period, with one-fourth of the underlying shares vesting on the first anniversary of the grant and 1/48th of the underlying shares vesting monthly thereafter, such that the underlying shares will be fully vested on the fourth anniversary of the grant, subject to the terms of the applicable plan under which they were granted.

The fair values of stock options granted during the periods presented were measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

For the Year Ended December 31,
	2016	2015	2014
Risk-free interest rate (1)	1.1 – 1.8%	1.1 – 1.7%	1.4 – 1.7%
Expected dividend yield (2)	—	—	—
Expected terms (3)	4.2 – 4.8 years	4.7 – 5.0 years	4.7 – 4.9 years
Expected volatility (4)	78.2 – 137.1%	94.3 – 111.1%	93.0 – 103.0%

(1)

The risk-free interest rate is estimated using an average of Treasury bill interest rates over a historical period commensurate with the expected term of the option that correlates to the prevailing interest rates at the time of grant.

(2)	The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future.
(3)	The expected terms are estimated using historical exercise behavior.
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

The following tables summarize the Company’s stock option activity for each of the periods indicated:

	For the Year Ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Grants outstanding at beginning of the period	6,515,976	$23.91	5,216,203	$24.45	4,190,367	$23.46
Granted	1,285,051	14.89	2,830,078	20.28	1,694,560	25.67
Exercised	(1,056,821)	18.31	(816,696)	12.26	(86,007)	11.40
Cancelled	(1,307,255)	24.61	(713,609)	26.78	(582,717)	22.79
Grants outstanding at end of the period	5,436,951	$22.70	6,515,976	$23.91	5,216,203	$24.45

Grants exercisable at end of the period	2,942,624	$24.42	2,617,167	$23.85	2,019,514	$18.69
Grants vested and expected to vest at end of the period	5,116,409	$22.83	5,908,213	$23.94	4,462,100	$23.27

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $12.46, $14.98 and $18.59, respectively.

		Weighted
	Aggregate	Average
	Intrinsic	Remaining
	Value	Contractual
	(in thousands)	Life (Years)
Options outstanding at December 31, 2016	$38,660	7.41
Options exercisable at December 31, 2016	$17,483	6.45
Options vested and expected to vest at December 31, 2016	$35,955	7.33

The following table summarizes the Company’s stock options vested and exercised for each of the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Aggregate grant date fair value of stock options vested	$30,651	$27,858	$17,672
Aggregate intrinsic value of stock options exercised	$30,610	$18,138	$1,497

Stock Options with Service- and Performance-based Conditions

In February 2016, the Company granted to executives approximately 0.3 million stock options with service- and performance-based conditions (“February 2016 performance grants”). Vesting is achieved based upon the FDA approval of EXONDYS 51 and submission of MAA for eteplirsen to the EMA and continuing service over a four-year period. As a result of both milestones achieved in 2016, 50% of the February 2016 performance grants were triggered to be vested immediately and the remaining 50% are subject to the remaining service conditions of the awards.

In June 2013, the Company granted to executives approximately 0.4 million stock options with service- and performance-based conditions (“June 2013 performance grants”). Vesting is achieved based upon various regulatory approval for EXONDYS 51 and filings of investigational new drug (“IND”) submissions for other drug candidates and continuing service over a four-year period. Through the submission of two IND applications during 2014 and the approval of EXONDYS 51 in the U.S. in 2016, cumulatively, 80% of the June 2013 performance grants vested or are eligible to vest subject to the remaining service conditions of the awards. The remaining 20% were forfeited as the performance criteria was not met.

For the years ended December 31, 2016, 2015 and 2014, the Company has recognized approximately $5.0 million, $0.5 million and $1.2 million in stock-based compensation expense related to the options with performance-based criteria, respectively.

As of December 31, 2016, the total stock-based compensation expense related to non-vested awards with only service-vesting conditions not yet recognized is approximately $28.5 million and those with service- and performance-based conditions approximates $1.9 million.

Restricted Stock Awards

The Company grants RSAs to members of its board of directors and certain employees. The following table summarizes the Company’s RSA activity for each of the periods indicated:

	For the Year Ended December 31,
	2016			2015		2014
			Weighted		Weighted		Weighted
			Average		Average		Average
			Exercise		Exercise		Exercise
	Shares		Price	Shares	Price	Shares	Price
Grants outstanding at beginning of the period	161,320		$21.50	6,000	$34.92	6,000	$34.92
Granted	117,553	(1)	41.22	181,783	20.80	—	—
Vested	(59,703)		13.62	(24,463)	20.21	—	—
Forfeited	(66,000)	(2)	33.51	(2,000)	13.90	—	—
Grants outstanding at end of the period	153,170		$34.53	161,320	$21.50	6,000	$34.92

(1)

In September 2016, the Company granted executives RSAs with certain sales targets. If the sales targets are achieved within the required time frame, the number of RSAs may be increased from 71,925 to 89,906 shares. If and when deemed probable that such performance milestones may be achieved within the required time frame, the Company may recognize up to $4.4 million of stock-based compensation related to these grants.

(2)	In September 2015, the Company granted executives 65,000 RSAs with performance conditions. As a result of the performance conditions not being met, these grants were cancelled during 2016.

Stock Appreciation Rights

The Company issues SARs to employees on the same terms as options granted to employees. The grant date fair value of the SARs is determined using the same valuation assumptions as for stock options described above. Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the SARs.

In August 2012, 70,000 SARs were granted to the Company’s former President and CEO and have an exercise price of $10.08 per share. In November 2012, 100,000 SARs were granted to the Company’s Senior Vice President and CFO and have an exercise price of $23.85 per share. The SARs are classified as equity as the agreements require settlement in shares of stock.

The following table summarizes the Company’s SAR activity for each of the periods indicated:

	For the Year Ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Grants outstanding at beginning of the period	170,000	$18.18	170,000	$18.18	170,000	$18.18
Exercised	(67,812)	10.08	—	—	—	—
Forfeited	(2,188)	10.08	—	—	—	—
Grants outstanding at end of the period	100,000	23.85	170,000	18.18	170,000	18.18
Grants exercisable at end of the period	100,000	$23.85	141,249	$17.59	92,916	$17.80
Grants vested and expected to vest at end of the period	100,000	$23.85	167,813	$18.29	170,000	$18.18

		Weighted
	Aggregate	Average
	Intrinsic	Remaining
	Value	Contractual
	(in thousands)	Life (Years)
SARs outstanding, exercisable and vested at December 31, 2016	$358,000	5.85

2013 Employee Stock Purchase Plan

Under the Company’s ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The 24-month award period will end between February 28, 2018 and August 31, 2018. The following table summarizes the Company’s ESPP activity and expense for each of the periods indicated:

	For the Year Ended December 31,
	2016	2015
Number of shares purchased	137,113	75,539
Proceeds received (in millions)	$1.6	$0.9

Stock-based Compensation Expense

For the years ended December 31, 2016, 2015 and 2014, total stock-based compensation expense was $30.0 million, $32.1 million and $20.3 million, respectively. Included in the amount for the year ended December 31, 2015 is $8.6 million of stock-based compensation expense incurred in connection with the resignation of the Company’s former CEO. The following table summarizes stock-based compensation expense by function included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$9,499	$10,403	$8,269
Selling, general and administrative	20,463	21,714	12,076
Total stock-based compensation	$29,962	$32,117	$20,345

The following table summarizes stock-based compensation expense by grant type included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Stock options	$26,320	$29,014	$18,388
Employee stock purchase plan	2,380	2,165	1,165
Restricted stock awards	872	446	204
Other	390	492	588
Total stock-based compensation	$29,962	$32,117	$20,345

13. 401 (K) PLAN

The Company sponsors a 401 (k) Plan (“the Plan”) which is a defined contribution plan. It is available to all employees who are age 21 or older. Participants may make voluntary contributions and the Company makes matching contributions according to the Plan’s matching formula. For employees who started before January 1, 2016, matching contributions fully vest after one year of service. For employees who started on and after January 1, 2016, matching contributions vest on a straight line basis over three years. The expense related to the Plan primarily consists of the Company’s matching contributions.

Expense related to the Plan totaled $1.2 million, $0.9 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

14. INCOME TAXES

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $498.5 million and $425.4 million, respectively, available to reduce future taxable income, which expire between 2016 and 2036. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, the Company has $30.9 million and $9.7 million of federal and state research and development credits, respectively, available to offset future taxable income. These federal and state research and development credits begin to expire between 2018 and 2036 and between 2016 and 2031, respectively. Approximately $43.5 million of the Company’s carryforwards were generated as a result of deductions related to exercises of stock options. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from timing differences related to depreciation, amortization, treatment of research and development costs, limitations on the length of time that net operating losses may be carried forward, and differences in the recognition of stock-based compensation.

The Company had net deferred tax assets of $274.1 million and $219.8 million at December 31, 2016 and 2015, respectively, primarily from U.S. federal and state net operating loss carryforwards, U.S. federal and state research and development tax credit carryforwards, stock-based compensation expense, capitalized inventory and intangibles. A valuation allowance was recorded to reduce the net deferred tax assets to zero because it is more likely than not that the deferred tax assets will not be realized.

An analysis of the deferred tax assets is as follows:

	As of December 31,
	2016	2015
	(in thousands)
Net operating loss carryforwards	$174,569	$138,786
Difference in depreciation and amortization	2,589	2,694
Research and development tax credits	37,812	31,397
Stock-based compensation	16,166	20,774
Deferred rent	2,306	2,771
Deferred revenue	1,315	1,324
Capitalized inventory	36,282	19,018
Other	3,047	3,060
Gross deferred tax assets	274,086	219,824
Valuation allowance	(274,086)	(219,824)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for deferred tax assets was an increase of $54.2 million and $54.1 million for the years ended December 31, 2016 and 2015, respectively, mainly due to the increase in the net operating loss carryforwards, capitalized inventory and research and development tax credits.

The reconciliation between the Company’s effective tax rate and the income tax rate is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Federal income tax rate	34.0%	34.0%	34.0%
Research and development tax credits	1.5	0.3	2.4
Valuation allowance	(17.3)	(19.1)	(21.6)
Permanent Differences	(3.4)	(1.7)	(2.4)
Foreign rate differential	(14.8)	(13.5)	(12.4)
Effective tax rate	—%	—%	—%

Permanent differences affecting the Company’s effective tax rate include stock-based compensation and losses in a foreign jurisdiction. In December 2012, the Company licensed certain intellectual property of Sarepta Therapeutics, Inc. to its wholly owned subsidiary, Sarepta International C.V. The parties also entered into a contract research agreement under which Sarepta Therapeutics, Inc. performs research services for Sarepta International C.V. In January 2016, Sarepta Therapeutics, Inc. entered into a manufacturing and distribution agreement as well as service agreement with Sarepta International C.V. For the years ended December 31, 2016 and 2015, Sarepta International C.V. incurred costs of $116.2 million and $87.4 million, respectively.

The reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of the period	$3,706	$—	$—
Increase related to current year tax positions	801	613	—
Increase related to prior year tax positions	137	3,093	—
Balance at end of the period	$4,644	$3,706	$—

The balance of total unrecognized tax benefits at December 31, 2016, if recognized, would not affect the effective tax rate on income from continuing operations, due to a full valuation allowance against the Company’s deferred tax assets. The Company does not expect that the amount of unrecognized tax benefits to change materially in the next twelve months. The Company, including its domestic subsidiaries, files consolidated U.S. federal and state income tax returns. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheet at December 31, 2016 or 2015 and has not recognized interest and/or penalties in the statement of operations for years ended December 31, 2016, 2015 or 2014.

15. NET LOSS PER SHARE

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

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net loss	(267,265)	$(220,030)	$(135,789)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss per share	48,697	42,290	40,026
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	48,697	42,290	40,026
Net loss per share — basic and diluted	$(5.49)	$(5.20)	$(3.39)

*

For the year ended December 31, 2016 and 2015, stock options, RSAs and SARs to purchase approximately 5.7 million and 6.8 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

For the year ended 2014, stock options, RSAs, RSUs, SARs and warrants to purchase approximately 5.4 million shares of common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Lease Obligations

In June 2013, the Company entered into a lease agreement (“Cambridge lease”) for its headquarters located in Cambridge, Massachusetts. As of December 31, 2016, the Company had entered into six amendments to the Cambridge lease, increasing its total rental space for its headquarters to 88,459 square feet. The Cambridge lease and its amendments will expire in January 2021. The agreement calls for a security deposit in the form of a letter of credit totaling $0.6 million. The Company purchased a certificate of deposit (“CD”) to meet the requirement and it is recorded as a long-term restricted investment in the consolidated balance sheets as of December 31, 2016 and 2015.

In June 2014, the Company entered into an agreement to sublease from an unrelated third party 10,939 square feet of office space. The sublease was terminated on December 31, 2016.

In January 2014, the Company entered into an agreement to sublease 15,077 square feet of office space to an unrelated third party. The sublease expired in July 2015. In August 2015, the Company entered into an agreement to sublease this space to another unrelated third party. The sublease will expire in September 2017.

In February 2015, the Company entered into an agreement to sublease 7,461 square feet of office space to an unrelated third party. The sublease expired February 2016. In December 2016, the Company entered into an agreement to sublease this space to another unrelated third party. The sublease will expire in December 2017.

The Company also leases laboratory and office space in Corvallis, Oregon which will expire in December 2020. As of December 31, 2016, the Company vacated and exited one floor of its two floors at its facility in Corvallis, Oregon.

The following table summarizes the aggregate non-cancelable future minimum payments under the Company’s leases:

As of December 31, 2016 (in thousands)
2017	$4,737
2018	4,854
2019	4,975
2020	5,097
2021	344
Thereafter	167
Total minimum lease payments	$20,174

Royalty Obligations

The Company is obligated to pay royalties on net sales of certain of its products. The royalty rates are in the low to high teens percentages for both inside and outside the United States. For example, under the Collaboration Agreement with Summit signed in October 2016, the Company may be required to make tiered royalty payments ranging from a low to high teens percentage of net sales on a product-by-product basis in the Licensed Territory. Under the Amended and Restated License Agreement with UWA signed in April 2013, the Company may be obligated to pay a low-single-digit percentage of royalty on the net sales of products exceeding certain amounts, which includes EXONDYS 51.

      Milestone Obligations

The Company has collaboration and license agreements for which it could be obligated to pay up-front, development, regulatory and commercial milestones as a product candidate proceeds from the submission of an IND application through approval for commercial sale and beyond. As of December 31, 2016, for product candidates that are currently in various research and development stages, the Company may be obligated to make up to $712.6 million of future development, up-front royalty and sales milestone payments associated with its collaboration and license agreements. For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $47.6 million, $0.2 million and $0 relating to certain up-front and development milestone payments as research and development expense, respectively, under these agreements. For the year ended December 31, 2016, the Company also recorded $1.0 million as an in-licensed right corresponding to the first sale of EXONDYS 51.

  Other Funding Commitments

As of December 31, 2016, the Company has several on-going clinical studies in various clinical trial stages. Its most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at the Company’s option. For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $8.1 million, $8.5 million and $4.4 million, respectively, for expenditures incurred by CROs.

     Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014. Plaintiffs’ consolidated amended complaint, filed on July 21, 2014, asserted violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Securities and Exchange Commission Rule 10b-5 against the Company, and Chris Garabedian, Sandy Mahatme, and Ed Kaye (“Individual Defendants,” and collectively with the Company, the “Corban Defendants”), and violations of Section 20(a) of the Exchange Act against the Individual Defendants.  Plaintiffs alleged that the Corban Defendants made material misrepresentations or omissions during the putative class period of July 24, 2013 through November 12, 2013, regarding a data set for a Phase 2b study of eteplirsen and the likelihood of the FDA accepting the Company’s new drug application for eteplirsen for review based on that data set. Plaintiffs sought compensatory damages and fees. On August 18, 2014, the Corban Defendants filed a motion to dismiss, which the Court granted on March 31, 2015.  Plaintiffs subsequently sought leave to file a second amended complaint, which the Corban Defendants opposed.  On September 2, 2015, the Court denied Plaintiffs’ motion for leave to amend as futile.  Plaintiffs filed a notice of appeal on September 29, 2015, seeking review of the Court’s March 31, 2015 order dismissing the case and the Court’s September 2, 2015 order denying leave to amend.  On January 27, 2016, Plaintiffs filed in the district court a motion for relief from judgment pursuant to Federal Rule of Civil Procedure 60(b)(2), arguing that the FDA Briefing Document published on or about January 15, 2016, was material and would have changed the Court’s ruling.  On February 26, 2016, the First Circuit stayed the appeal pending the district court’s ruling on the 60(b)(2) motion.  Defendants opposed the 60(b)(2) motion, and on April 21, 2016, the

Court denied Plaintiffs’ motion for relief from judgment.  On May 19, 2016, Plaintiffs filed a motion to alter or amend the April 21, 2016 order pursuant to Federal Rule of Civil Procedure 59(e).  On May 20, 2016, the Court denied Plaintiffs’ motion, and Plaintiffs filed a notice of appeal of the Court’s April 21, 2016 denial of their 60(b)(2) motion and May 20, 2016 denial of their 59(e) motion.  On June 13, 2016, the First Circuit granted Plaintiffs’ motion to consolidate the two appeals.  Oral argument is scheduled for March 7, 2017. An estimate of the possible loss or range of loss cannot be made at this time.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 styled William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318). On March 20, 2015, Plaintiffs filed an amended complaint asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, and Chris Garabedian and Sandy Mahatme (“Individual Defendants,” and collectively with the Company, the “Kader Defendants”), and violations of Section 20(a) of the Exchange Act against the Individual Defendants. Plaintiffs alleged that the Kader Defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs sought compensatory damages and fees. The Kader Defendants moved to dismiss the amended complaint on May 11, 2015.  On April 5, 2016, following oral argument on March 29, 2016, the Court granted Defendants’ motion to dismiss.  On April 8, 2016, Lead Plaintiffs filed a motion for leave to file an amended complaint, which Defendants opposed.  On January 6, 2017, the Court denied Plaintiffs’ motion for leave to amend and dismissed the case.  Plaintiffs filed a notice of appeal on February 3, 2017. A briefing schedule has not yet been set. An estimate of the possible loss or range of loss cannot be made at this time.

On February 5, 2015, a derivative suit was filed in the 215th Judicial District of Harris County, Texas against the Company’s Board of Directors (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et al., No. 2015-06645). The claims allege that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff seeks unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. The parties have agreed to stay the case pending resolution of the Corban and Kader cases. An estimate of the possible loss or range of loss cannot be made at this time.

On March 16, 2016, a derivative suit was filed in the U.S. District Court for the District of Massachusetts against the Company’s Board of Directors (Dawn Cherry, on behalf of nominal defendant Sarepta Therapeutics, Inc., v. Behrens et al., No. 16-cv-10531).  The claims allege that the defendants authorized the Company to make materially false and misleading statements about the Company’s business prospects in connection with its development of eteplirsen from July 10, 2013 to the present. Plaintiffs seek unspecified damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees.  The parties have agreed to stay the case pending resolution of the Corban and Kader cases. An estimate of the possible loss or range of loss cannot be made at this time.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et al. v. Goolsbee et al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former CEO, Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian’s not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of allegedly excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a declaration that the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting was ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. The parties have agreed to a Memorandum of Understanding concerning the settlement terms and do not believe that disposition of the McDonald suit will have a material financial impact on the Company. The parties are now engaged in the confirmatory discovery process that, when complete, will allow plaintiffs’ counsel to represent to the court that the terms of the settlement are fair. Defendants have provided documents to plaintiffs, who are now in the process of reviewing the materials. An estimate of the possible loss or range of loss cannot be made at this time.

Purchase Commitments

The Company has entered into long-term contractual arrangements from time to time for the provision of goods and services.

The following table presents non-cancelable contractual obligations arising from these arrangements:

As of December 31, 2016 (in thousands)
2017	47,212
2018	28,521
2019	11,408
Total purchase commitments	$87,141

In connection with an amendment to a supply agreement, in September 2015, the Company issued an irrevocable standby letter of credit totaling $10.7 million to a contract manufacturing vendor. The obligation secured by the letter of credit will be fulfilled upon full payment of all deposits and purchase payments by February 2017. To meet the requirement of the letter of credit, the Company purchased $10.7 million in a certificate of deposit with a September 2017 maturity date. The Company has recorded this $10.7 million as a restricted investment on the consolidated balance sheet as of December 31, 2016.

17. FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2016 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenues:
Product, net	$5,421	$—	$—	$—
Total revenues	5,421	—	—	—

Operating expenses:
Cost of sales	130	—	—	—
Research and development	70,749	34,349	44,348	38,826
Selling, general and administrative	22,937	22,184	17,752	20,876
Total operating expenses	93,816	56,533	62,100	59,702
Operating loss	(88,395)	(56,533)	(62,100)	(59,702)
Other (loss) income:
Interest expense and other, net	(57)	(209)	(201)	(68)
Total other loss	(57)	(209)	(201)	(68)
Net loss	$(88,452)	$(56,742)	$(62,301)	$(59,770)

Net loss per share—basic and diluted	$(1.62)	$(1.18)	$(1.35)	$(1.31)
Shares used in per share calculations—basic and diluted	54,619	48,254	46,157	45,697

	2015 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenue from research contracts and other grants	$1,253	$—	$—	$—
Operating expenses:
Research and development	41,376	36,673	29,180	39,165
General and administrative	24,329	15,090	12,927	22,697
Total operating expenses	65,705	51,763	42,107	61,862
Operating loss	(64,452)	(51,763)	(42,107)	(61,862)
Other income (loss):
Interest (expense) income and other, net	(229)	(176)	256	303
Total other (loss) income	(229)	(176)	256	303
Net loss	$(64,681)	$(51,939)	$(41,851)	$(61,559)

Net loss per share—basic and diluted	$(1.44)	$(1.25)	$(1.01)	$(1.49)
Shares used in per share calculations—basic and diluted	44,882	41,565	41,357	41,324