Form 10-Q
period 2017-03-31
Sarepta Therapeutics, Inc.
filed 2017-05-04
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	54,955,063
(Class)	(Outstanding as of April 28, 2017)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares and per share amounts)

	As of March 31, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$274,723	$122,420
Short-term investments	115,590	195,425
Accounts receivable	12,278	5,228
Inventory	30,445	12,813
Restricted investment	—	10,695
Asset held for sale	1,529	—
Other current assets	22,742	26,895
Total current assets	457,307	373,476
Restricted cash and investments	784	784
Property and equipment, net of accumulated depreciation of $31,488 and $30,346 as of March 31, 2017 and December 31, 2016, respectively	38,412	37,801
Intangible assets, net of accumulated amortization of $2,758 and $3,134 as of March 31, 2017 and December 31, 2016, respectively	7,684	8,076
Other non-current assets	7,346	3,967
Total assets	$511,533	$424,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,446	$29,690
Accrued expenses	31,157	31,016
Current portion of long-term debt	11,346	10,108
Deferred revenue	3,303	3,303
Other current liabilities	1,377	1,305
Total current liabilities	74,629	75,422
Long-term debt	2,343	6,042
Deferred rent and other	5,419	5,949
Total liabilities	82,391	87,413
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 54,940,604 and 54,759,234 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	5	5
Additional paid-in capital	1,511,422	1,503,126
Accumulated other comprehensive loss	(55)	(120)
Accumulated deficit	(1,082,230)	(1,166,320)
Total stockholders’ equity	429,142	336,691
Total liabilities and stockholders’ equity	$511,533	$424,104

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Product, net	$16,342	$—
Total revenues	16,342	—
Costs and expenses:
Cost of sales	252	—
Research and development	29,119	38,826
Selling, General and administrative	26,216	20,876
Total cost and expenses	55,587	59,702
Operating loss	(39,245)	(59,702)

Other income (loss):
Gain from sale of Priority Review Voucher	125,000	—
Interest income (expense) and other, net	335	(68)
Total other income (loss)	125,335	(68)

Income (loss) before income tax expense	86,090	(59,770)
Income tax expense	2,000	—
Net income (loss)	84,090	(59,770)

Other comprehensive income:
Unrealized gain on short-term securities - available-for-sale	65	106
Total other comprehensive income	65	106

Comprehensive income (loss)	$84,155	$(59,664)

Net income (loss) per share:
Basic earnings (loss) per share	$1.53	$(1.31)
Diluted earnings (loss) per share	$1.50	$(1.31)
Weighted average number of shares of common stock used in calculating:
Basic earnings (loss) per share	54,850	45,697
Diluted earnings (loss) per share	56,012	45,697

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$84,090	$(59,770)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain from sale of Priority Review Voucher	(125,000)	—
Depreciation and amortization	1,637	1,397
Amortization of (discount) premium on available-for-sale securities and non-cash interest	(18)	242
Loss on abandonment of patents	485	15
Stock-based compensation	5,712	6,835
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(7,050)	(13)
Net increase in inventory	(17,632)	—
Net decrease (increase) in other assets	774	(3,180)
Net decrease in accounts payable, accrued expenses, deferred revenue and other liabilities	(886)	(6,214)
Net cash used in operating activities	(57,888)	(60,688)

Cash flows from investing activities:
Purchase of property and equipment	(4,465)	(1,168)
Purchase of intangible assets	(1,245)	(410)
Proceeds from sale of Priority Review Voucher	125,000	—
Maturity of restricted investment	10,695	—
Maturity of available-for-sale securities	80,000	21,000
Net cash provided by investing activities	209,985	19,422

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(2,543)	(2,525)
Proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program	2,749	1,488
Net cash provided by (used in) financing activities	206	(1,037)

Increase (decrease) in cash and cash equivalents	152,303	(42,303)

Cash, cash equivalents and restricted cash:
Beginning of period	122,556	80,439
End of period	274,859	38,136

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$291	$409
Supplemental schedule of non-cash investing activities and financing activities:
Shares withheld for taxes	$165	$44
Accrual for debt issuance costs related to the senior secured term loan	$400	$400
Intangible assets included in accrued expenses	$179	$192
Property and equipment included in accrued expenses	$330	$19

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

As of March 31, 2017, the Company had approximately $391.1 million of cash, cash equivalents and investments, consisting of $274.7 million of cash and cash equivalents, $115.6 million of short-term investments and $0.8 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of March 31, 2017 is sufficient to fund its current operational plan for the next twelve months, though it may pursue additional cash resources through public or private financings, seek additional government funding and establish collaborations with or license its technology to other companies.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), reflect the accounts of Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients for the treatment of rare neuromuscular diseases.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, inventory, the valuation of stock-based awards, research and development expenses and income tax.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash, cash equivalent and investments held at financial institutions.

For the three months ended March 31, 2017, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 30 to 45 days. Three individual customers accounted for 60%, 23% and 17% of net product revenues and 61%, 22% and 17% of accounts receivable from product sales, respectively. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of March 31, 2017, the Company believes that such customers are of high credit quality.

As of March 31, 2017, the Company’s money market funds and short-term investments were concentrated at a single financial institution, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institution.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2016.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments in this update requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2017. This guidance was applied using a retrospective transition method for each period presented.

There have not been any other material changes to the Company’s accounting policies as of March 31, 2017.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. As of March 31, 2017, the Company has not elected to early adopt this guidance and does not expect the adoption of this guidance to have any impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes Topic 840, “Leases”. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities. As of March 31, 2017, the Company has not elected to early adopt this guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”. Under the new guidance, a company is required to recognize revenue when it transfers goods or renders services to customers at an amount that it expects to be entitled to in exchange for these goods or services. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative catch upon adoption transition method. This guidance was originally intended to be effective for the fiscal years beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which states that the mandatory effective date of this new revenue standard will be delayed by one year, with early adoption only permitted in fiscal year 2017. During the second quarter of 2016, the FASB issued three amendments to the new revenue standard to address some application questions: ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09”, and ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. These three amendments will be effective upon adoption of Topic 606. As of March 31, 2017, the Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

3. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

On February 21, 2017, the Company entered into an agreement with Gilead Sciences, Inc. (“Gilead”) to sell the Company’s Rare Pediatric Disease Priority Review Voucher (“PRV”). The Company received the PRV when EXONDYS 51 was approved by the FDA for the treatment of patients with DMD amenable to exon 51 skipping. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, on March 30, 2017, the Company completed its sale of the PRV to a subsidiary of Gilead. Pursuant to the Agreement, the subsidiary of Gilead paid the Company $125.0 million, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$81,286	$81,286	$—	$—
Commercial paper	29,435	—	29,435	—
Government and government agency bonds	65,329	—	65,329	—
Corporate bonds	20,826	—	20,826	—
Certificates of deposit	684	684	—	—
Total assets	$197,560	$81,970	$115,590	$—

	Fair Value Measurement as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$1,147	$1,147	$—	$—
Commercial paper	69,304	—	69,304	—
Government and government agency bonds	105,287	—	105,287	—
Corporate bonds	20,834	—	20,834	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$207,915	$12,490	$195,425	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds and are presented as cash equivalents in the unaudited condensed consolidated balance sheets as of March 31, 2017.

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

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2017 and December 31, 2016 was approximately seven and four months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$274,723	$—	$—	$274,723
Commercial paper	29,450	—	(15)	29,435
Government and government agency bonds	65,361	—	(32)	65,329
Corporate bonds	20,834	—	(8)	20,826
Total assets	$390,368	$—	$(55)	$390,313
As reported:
Cash and cash equivalents	$274,723	$—	$—	$274,723
Short-term investments	115,645	—	(55)	115,590
Total assets	$390,368	$—	$(55)	$390,313

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$122,420	$—	$—	$122,420
Commercial paper	69,355	—	(51)	69,304
Government and government agency bonds	105,340	—	(53)	105,287
Corporate bonds	20,850	—	(16)	20,834
Total assets	$317,965	$—	$(120)	$317,845
As reported:
Cash and cash equivalents	$122,420	$—	$—	$122,420
Short-term investments	195,545	—	(120)	195,425
Total assets	$317,965	$—	$(120)	$317,845

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The Company’s accounts receivable arise from product sales, government research contracts and other grants. They are generally stated at the invoiced amount and do not bear interest.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of March 31, 2017, the credit profiles for the Company’s customers are deemed to be in good standing and write-offs of accounts receivable are not considered necessary. Historically, no accounts receivable amounts related to government research contracts and other grants have been written off and, thus, an allowance for doubtful accounts receivable related to government research contracts and other grants is not considered necessary.

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Trade receivables	$11,349	$4,002
Unbilled receivables	929	1,226
Total accounts receivable	$12,278	$5,228

The balance for unbilled receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit. The decrease in unbilled receivables is related to contract finalization and subsequent collection of the European Union SKIP-NMD Agreement related to the Company’s exon 53 product candidate.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2016	$1	$238	$67	$306
Provision	256	608	132	996
Payments/credits	(152)	(88)	(82)	(322)
Balance, as of March 31, 2017	$105	$758	$117	$980

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Reduction to accounts receivable	$105	$1
Component of accrued expenses	875	305
Total reserves	$980	$306

7. INVENTORY

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

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Raw materials	$24,898	$9,531
Work in progress	5,433	3,175
Finished goods	114	107
Total inventory	$30,445	$12,813

8. ASSET HELD FOR SALE

The Company owns a facility located at 1749 SW Airport Avenue, Corvallis, OR (“Airport Facility”). The Airport Facility was previously leased to an unrelated third party. In July 2016, the third party lessee terminated the lease and vacated the facility. It has been unoccupied since then. The Company has set up a program and is actively marketing the Airport Facility. As of March 31, 2017, the Airport Facility with net book value of approximately $1.5 million was reclassified as an asset held for sale which is presented as a component of current assets.

9. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Manufacturing-related deposits and prepaids	$18,451	$23,604
Prepaid clinical expenses	1,822	1,163
Other prepaids	1,513	1,214
Other	956	914
Total other current assets	$22,742	$26,895

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Prepaid clinical expenses	$3,891	$3,725
Manufacturing-related deposits	3,213	—
Other	242	242
Total other non-current assets	$7,346	$3,967

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Accrued clinical and preclinical costs	$11,134	$10,033
Accrued contract manufacturing costs	5,736	4,673
Accrued employee compensation costs	5,177	8,748
Accrued professional fees	3,759	2,799
Product revenue related reserve	875	305
Accrued research costs	441	1,186
Other	4,035	3,272
Total accrued expenses	$31,157	$31,016

11. RESTRUCTURING

In March 2016, the Company announced a long-term plan (“Corvallis plan”) to consolidate all of the Company’s operations to Massachusetts as part of a strategic plan to increase operational efficiency. As part of the consolidation, research activities and some employees have transitioned to the Company’s facilities in Andover and Cambridge, Massachusetts. As of March 31, 2017, the relocations and terminations were substantially completed.

In December 2016, the second floor of the two floors at the Corvallis facility was vacated and closed and made available for sub-leasing. The first floor of the facility continues to be used by the Company’s employees. As of March 31, 2017, the Company continues to be obligated to make $6.0 million of minimum lease payments and certain other contractual maintenance costs for the whole facility.

For the three months ended March 31, 2017, the Company recognized $0.2 million of restructuring expenses, the majority of which related to relocation of equipment from Oregon to Massachusetts. For the three months ended March 31, 2016, $0.5 million of restructuring expenses related to workforce reduction.

The following table summarizes the restructuring expenses by function for the periods indicated:

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
	(in thousands)
	Cash	Non-cash	Total	Cash	Non-cash	Total
Research and development	$70	$—	$70	$357	$145	$502
General and administration	166	—	166	31	—	31
Total restructuring expenses	$236	$—	$236	$388	$145	$533

The following table summarizes the restructuring reserve for the periods indicated:

	For the Quarter Ended March 31, 2017	For the Year Ended December 31, 2016
	(in thousands)
Restructuring reserve beginning balance	$1,588	$—
Restructuring expenses incurred during the period	236	3,651
Amounts paid during the period	(394)	(2,063)
Restructuring reserve ending balance	$1,430	$1,588

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2017		2016
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	877,492	$16.30	1,205,776	$11.92
Restricted stock units (1)	161,029	$32.63	—	$—
Restricted stock awards	6,500	$31.06	25,775	$13.71

(1)

The Company granted certain executives 156,029 restricted stock units (“RSU”) with certain sales target and regulatory milestones. As of March 31, 2017, the performance conditions of these RSUs were not probable of being achieved. If and when deemed probable that such performance milestones may be achieved within the required time frame, the Company may recognize up to $5.1 million of stock-based compensation related to these grants. The remaining RSUs are service-based awards granted to the members of the board of directors.

Stock-based Compensation Expense

For the three months ended March 31, 2017 and 2016, total stock-based compensation expense was $5.7 million and $6.7 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Research and development	1,874	2,449
General and administrative	3,838	4,241
Total stock-based compensation expense	$5,712	$6,690

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock options	$5,038	$5,698
Restricted stock awards/units	204	184
Stock appreciation rights	—	115
Employee stock purchase plan	470	693
Total stock-based compensation expense	$5,712	$6,690

13. INCOME TAXES

The Company’s tax provision for interim periods is typically determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company computed its tax provision for the three months ended March 31, 2017 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate. The Company concluded that the year-to-date effective tax rate is the most appropriate method to use for the three months ended March 31, 2017, given a reliable estimate of the annual effective tax rate cannot be made.

For the three months ended March 31, 2017, the Company recorded a provision for income taxes of $2.0 million, and for the three months ended March 31, 2016, the Company did not record an income tax provision or benefit, resulting in an effective tax rate of 2.3% and 0%, respectively. Increase in the income tax expense as of March 31, 2017 as compared to the balance as of December 31, 2016 is due to additional state and federal income taxes payable as a result of the increase in the amount of income before income taxes. The increase in income is primarily attributable to the gain on the sale of the Company’s PRV to Gilead for $125.0 million in cash during the period ended March 31, 2017.

14. NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended March 31, 2016, there was no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net income (loss)	$84,090	$(59,770)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss per share	54,850	45,697
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	1,162	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	56,012	45,697
Net income (loss) per share:
Basic earnings (loss) per share	$1.53	$(1.31)
Diluted earnings (loss) per share	$1.50	$(1.31)

*

For the three months ended March 31, 2017, out of money stock options, unvested performance-based RSUs and restricted stock awards whose performance milestones were not achieved and potentially issuable common stock for ESPP to purchase approximately 3.4 million were excluded from the net earnings per share calculation as their effect would have been anti-dilutive. For the three months ended March 31, 2016, stock options, RSAs and SARs to purchase 7.9 million were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

15. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014. Plaintiffs’ consolidated amended complaint, filed on July 21, 2014, asserted violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Securities and Exchange Commission Rule 10b-5 against the Company, and Chris Garabedian, Sandy Mahatme, and Ed Kaye (“Individual Defendants,” and collectively with the Company, the “Corban Defendants”), and violations of Section 20(a) of the Exchange Act against the Individual Defendants.  Plaintiffs alleged that the Corban Defendants made material misrepresentations or omissions during the putative class period of July 24, 2013 through November 12, 2013, regarding a data set for a Phase 2b study of eteplirsen and the likelihood of the FDA accepting the Company’s new drug application for eteplirsen for review based on that data set. Plaintiffs sought compensatory damages and fees. On August 18, 2014, the Corban Defendants filed a motion to dismiss, which the Court granted on March 31, 2015.  Plaintiffs subsequently sought leave to file a second amended complaint, which the Corban Defendants opposed.  On September 2, 2015, the Court denied Plaintiffs’ motion for leave to amend as futile.  Plaintiffs filed a notice of appeal on September 29, 2015, seeking review of the Court’s March 31, 2015 order dismissing the case and the Court’s September 2, 2015 order denying leave to amend.  On January 27, 2016, Plaintiffs filed in the district court a motion for relief from judgment pursuant to Federal Rule of Civil Procedure 60(b)(2), arguing that the FDA Briefing Document published on or about January 15, 2016, was material and would have changed the Court’s ruling.  On February 26, 2016, the First Circuit stayed the appeal pending the district court’s ruling on the 60(b)(2) motion.  Defendants opposed the 60(b)(2) motion, and on April 21, 2016, the Court denied Plaintiffs’ motion for relief from judgment.  On May 19, 2016, Plaintiffs filed a motion to alter or amend the April 21, 2016 order pursuant to Federal Rule of Civil Procedure 59(e).  On May 20, 2016, the Court denied Plaintiffs’ motion, and Plaintiffs filed a notice of appeal of the Court’s April 21, 2016 denial of their 60(b)(2) motion and May 20, 2016 denial of their 59(e) motion.  On June 13, 2016, the First Circuit granted Plaintiffs’ motion to consolidate the two appeals.  Oral argument took place on March 7, 2017. A decision has not yet been issued by the First Circuit. An estimate of the possible loss or range of loss cannot be made at this time.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 styled William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318). On March 20, 2015, Plaintiffs filed an amended complaint asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, and Chris Garabedian and Sandy Mahatme (“Individual Defendants,” and collectively with the Company, the “Kader Defendants”), and violations of Section 20(a) of the Exchange Act against the Individual Defendants. Plaintiffs alleged that the Kader Defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs sought compensatory damages and fees. The Kader Defendants moved to dismiss the amended complaint on May 11, 2015.  On April 5, 2016, following oral argument on March 29, 2016, the Court granted Defendants’ motion to dismiss.  On April 8, 2016, Lead Plaintiffs filed a motion for leave to file an amended complaint, which Defendants opposed.  On January 6, 2017, the Court denied Plaintiffs’ motion for leave to amend and dismissed the case.  Plaintiffs filed a notice of appeal on February 3, 2017. A briefing schedule was set on March 13, 2017. Appellants’ brief was filed April 24, 2017. Appellee’s brief is due May 24, 2017. An estimate of the possible loss or range of loss cannot be made at this time.

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

On March 16, 2016, a derivative suit was filed in the U.S. District Court for the District of Massachusetts against the Company’s Board of Directors (Dawn Cherry, on behalf of nominal defendant Sarepta Therapeutics, Inc., v. Behrens et al., No. 16-cv-10531).  The claims allege that the defendants authorized the Company to make materially false and misleading statements about the Company’s business prospects in connection with its development of eteplirsen from July 10, 2013 through the date of the complaint. Plaintiffs seek unspecified damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees.  The parties have agreed to stay the case pending resolution of the Corban and Kader cases. An estimate of the possible loss or range of loss cannot be made at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

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

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare neuromuscular diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying pipeline of exon-skipping drug candidates targeting DMD. On September 19, 2016, the FDA granted accelerated approval for EXONDYS 51, indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 is studied in clinical trials under the name of eteplirsen and is marketed in the U.S. under the trademarked name of EXONDYS 51® (eteplirsen) Injection. We commenced shipments of EXONDYS 51 to customers at the end of the third quarter of 2016. Additionally, we submitted a Marketing Authorization Application (“MAA”) for eteplirsen to the EMA in November 2016 and the application was validated in December 2016.

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

The original PMO structure and variations of this structure referred to herein (collectively “PMO-based”) are central to our proprietary chemistry platform. Our next generation PMO-based chemistries include PPMO, PMO-X® and PMOplus®. PMO-based compounds are highly resistant to degradation by enzymes, potentially enabling robust and sustained biological activity. In contrast to other RNA-targeted therapeutics, which are usually designed to down-regulate protein expression, our technologies are designed to selectively up-regulate or down-regulate protein expression, and more importantly, create novel proteins. PMO-based compounds have demonstrated inhibition of mRNA translation and alteration of pre-mRNA splicing. PMO-based compounds have the potential to reduce off-target effects, such as the immune stimulation often observed with ribose-based RNA technologies. We believe that our highly differentiated, novel, proprietary and innovative RNA-targeted PMO-based platform may represent a significant improvement over other RNA-targeted technologies. In addition, PMO-based compounds are highly adaptable molecules: with minor structural modifications, they can potentially be rapidly designed to target specific tissues, genetic sequences, or pathogens, and therefore, we believe they could potentially be applied to treat a broad spectrum of diseases.

PPMO, our next generation chemistry, features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced cellular delivery into the cytosol and the nucleus. Based on our in-vivo pre-clinical research to date, we believe our proprietary class of PPMO compounds demonstrate an increase in dystrophin production and a more durable response compared to PMO, as well as a favorable tolerability profile in non-human primates. In these in-vivo pre-clinical studies, we also observed exon-skipping in skeletal, cardiac and smooth muscle. If additional studies provide consistent data with our studies to date, we believe that the use of PPMO could require less frequent dosing than PMO and could potentially be tailored to reach other organs. We are in the process of conducting IND-enabling GLP toxicology studies, and we are targeting filing an investigation new drug (“IND”) application before year-end in 2017 for PPMO (“SRP-5051”) DMD exon 51.

We are in the process of conducting, starting, or planning several studies in the U.S. and Europe for EXONDYS 51 and other product candidates designed to skip exons 45 and 53 (“SRP-4045” and “SRP-4053”, respectively). These are comprised of:

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

(ii)

EXONDYS 51 studies we are planning to initiate to comply with U.S. and/or EU regulatory requirements for IND applications and MAAs, respectively (e.g. a Phase 2 study on participants between the ages of six months and four years in connection with our PIP in the EU, and two additional Phase 1 studies);

(iii)	studies we are planning to fulfill for our post-marketing FDA requirements/commitments for EXONDYS 51, including studies regarding SRP-4045 and/or SRP-4053;
(iv)	a randomized, double-blind dose-ranging study that we completed for SRP-4045 that has transitioned into an open-label study;
(v)

a two-part randomized, double-blind, placebo-controlled, dose titration safety, tolerability and pharmacokinetics study for a SRP-4053 for which we have completed Part I and have now transitioned into Part II, an open label efficacy and safety study; and

(vi)	ESSENCE, a placebo-controlled study with SRP-4045 and SRP 4053, which has begun enrolling patients in the U.S. and for which we plan to have sites in the EU, Israel and Canada.
(vii)	additional Phase 1 studies we are planning to initiate for SRP-4053 and SRP-4045.

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

As of March 31, 2017, we had approximately $391.1 million of cash, cash equivalents and investments, consisting of $274.7 million of cash and cash equivalents, $115.6 million of short-term investments and $0.8 million restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

There have been no material changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$16,342	$—	$16,342	NA
Total revenues	16,342	—	16,342	NA
Costs and expenses:
Cost of sales	252	—	252	NA
Research and development	29,119	38,826	(9,707)	(25)%
General and administrative	26,216	20,876	5,340	26%
Total cost and expenses	55,587	59,702	(4,115)	(7)%
Operating loss	(39,245)	(59,702)	20,457	(34)%
Other income(loss):
Gain from sale of Priority Review Voucher	125,000	—	125,000	NA
Interest income (expense) and other, net	335	(68)	403	(593)%
Income (loss) before income tax expense	86,090	(59,770)	145,860	(244)%
Income tax expense	2,000	—	2,000	NA
Net income (loss)	$84,090	$(59,770)	$143,860	(241)%

Net income (loss) per share:
Basic earnings (loss) per share	$1.53	$(1.31)	$2.84	(217)%
Diluted earnings (loss) per share	$1.50	$(1.31)	$2.81	(215)%
Weighted average number of shares of common stock used in calculating:
Basic earnings (loss) per share	54,850	45,697
Diluted earnings (loss) per share	56,012	45,697

Revenues

We record product revenues net of applicable discounts and allowances which include Medicaid rebates, Public Health Services chargebacks and co-pays. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. Actual amounts may ultimately differ from our estimates. If actual results are different from our estimates, we adjust these estimates, which will have an effect on earnings in the period of adjustment. Product revenues, net reflect the commercial launch of EXONDYS 51 in the U.S. in September 2016.

Cost of Sales

Our cost of sales relates to sales of EXONDYS 51 following its commercial launch in the U.S. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed such manufacturing and material costs as research and development expenses. For EXONDYS 51 sold during the three months ended March 31, 2017, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. Therefore, the cost of sales presented in the unaudited condensed consolidated statements of operations and comprehensive loss only included the cost of packaging and labeling for commercial sales as well as amortization of an in-licensed right. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the cost to produce the EXONDYS 51 sold would have been approximately $1.0 million for the three months ended March 31, 2017.

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

The following tables summarize research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	Change	Change
	(in thousands)		$	%
EXONDYS 51	$8,930	$20,012	$(11,082)	(55)%
Exon 53	3,422	1,893	1,529	81%
Exon 45	3,082	1,432	1,650	115%
Other projects	1,447	527	920	175%
Internal research and development expenses	12,238	14,962	(2,724)	(18)%
Total research and development expenses	$29,119	$38,826	$(9,707)	(25)%

The following tables summarize research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$14,362	$22,364	$(8,002)	(36)%
Compensation and other personnel expenses	5,686	6,432	(746)	(12)%
Professional services	2,162	2,400	(238)	(10)%
Facility-related expenses	2,208	2,084	124	6%
Stock-based compensation	1,874	2,449	(575)	(23)%
Preclinical expenses	1,524	1,084	440	41%
Research and other	1,303	2,013	(710)	(35)%
Total research and development expenses	$29,119	$38,826	$(9,707)	(25)%

Research and development expenses for the three months ended March 31, 2017 decreased by $9.7 million, or 25%, compared with the three months ended March 31, 2016. This was primarily driven by a decrease of $8.0 million in clinical and manufacturing expenses due to lower manufacturing expenses because of the capitalization of inventory following the approval of EXONDYS 51 by the FDA partially offset by increased patient enrollment in our ongoing clinical trials. Additionally, compensation and other personnel expenses decreased by $0.7 million and stock-based compensation by $0.6 million primarily due to a reduction in headcount in Corvallis, Oregon because of the restructuring plan implemented in March 2016.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2017	2016	Change	Change
	(in thousands)		$	%
Professional services	$9,741	$5,796	$3,945	68%
Compensation and other personnel expenses	8,779	7,869	910	12%
Stock-based compensation	3,838	4,241	(403)	(10)%
Other	3,858	2,970	888	30%
Total selling general and administrative expenses	$26,216	$20,876	$5,340	26%

Selling, general and administrative expenses for the three months ended March 31, 2017 increased by $5.3 million, or 26%, compared with the three months ended March 31, 2016. This was primarily due to increases of $3.9 million in professional services primarily due to increased legal fees and commercial initiatives and $0.9 million in compensation and other personnel expenses.

Gain from sale of Priority Review Voucher

On February 21, 2017, we entered into an agreement with Gilead Sciences, Inc. (“Gilead”) to sell our Rare Pediatric Disease Priority Review Voucher (“PRV”). We received the PRV when EXONDYS 51 was approved by the FDA for the treatment of patients with DMD amenable to exon 51 skipping. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, on March 30, 2017, we completed our sale of the PRV to a subsidiary of Gilead. Pursuant to the agreement, the subsidiary of Gilead paid us $125.0 million, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

Interest income (expense) and other, net

Interest income (expense) and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense and rental income and loss. Our cash equivalents and investments consist of commercial paper, government and government agency debt securities, money market investments and certificates of deposit. Interest expense includes interest accrued on our senior secured term loan and our mortgage loan related to our Corvallis, Oregon property. Rental income and loss is from leasing excess space in some of our facilities.

For the three months ended March 31, 2017, interest income and other, net was approximately $0.3 million. For the three months ended March 31, 2016, interest (expense) and other, net was approximately $0.1 million. The favorable change primarily reflected increased interest income from higher balance of cash, cash equivalent and investments.

Income tax expense

Corresponding to the gain from sale of the PRV, income tax expense for the three months ended March 31, 2017 was approximately $2.0 million, primarily related to alternative minimum tax. Income tax expenses for the same period in 2016 was zero as we were in a loss position.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2017	As of December 31, 2016	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$274,723	$122,420	$152,303	124%
Short-term investments	115,590	195,425	(79,835)	(41)%
Restricted cash and investments	784	11,479	(10,695)	(93)%
Total cash, cash equivalents and investments	$391,097	$329,324	$61,773	19%

Borrowings:
Current portion of long-term debt	$11,346	$10,108	$1,238	12%
Long-term debt	2,343	6,042	(3,699)	(61)%
Total borrowings	$13,689	$16,150	$(2,461)	(15)%

Working capital
Current assets	$457,307	$373,476	$83,831	22%
Current liabilities	74,629	75,422	(793)	(1)%
Total working capital	$382,678	$298,054	$84,624	28%

For the period ended March 31, 2017, our principal source of liquidity was from proceeds from sale of the PRV, equity financings and product sales of EXONDYS 51. For the period ended December 31, 2016, our principal source of liquidity was from equity financings and product sales. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures and other working capital requirements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to generate revenues from sales of EXONDYS 51 and potential future products;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments;
•	the timing and costs associated with our clinical trials and preclinical studies;
•	the attainment of milestones and our obligations to make milestone payments to Summit (Oxford) Ltd, University of Western Australia and other institutions; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

Cash Flows

	For the Three Months Ended
	March 31,
	2017	2016	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(57,888)	$(60,688)	$2,800	(5)%
Investing activities	209,985	19,422	190,563	981%
Financing activities	206	(1,037)	1,243	(120)%
Increase (decrease) in cash, cash equivalents and restricted cash	$152,303	$(42,303)	$194,606	(460)%

Operating Activities. Cash used in operating activities decreased by $2.8 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. This was primarily due to a decrease of $20.5 million in operating loss driven by product sales for EXONDYS 51 and decreased research and development expenses partially offset by increased selling, general and administrative expenses. This was offset by a decrease of $0.7 million in non-cash adjustments and $15.4 million of unfavorable changes in operating assets and liabilities primarily related to increases in accounts receivables and inventory as we launched EXONDYS 51.

Investing Activities. The cash provided by investing activities increased by $190.6 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. This was driven by proceeds of $125.0 million from sale of the PRV and increases of $59.0 million from maturity of available-for-sale security and $10.7 million from maturity of a restricted investment partially offset by increases of $3.3 million in purchase of property and equipment and $0.8 million in purchase of intangible assets.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2017 was approximately $0.2 million. Cash used in financing activities for the three months ended March 31, 2016 was approximately $1.0 million. The favorable change was primarily driven by an increase of $1.3 million in proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program.

Milestone Obligations

As of March 31, 2017, we were obligated to make up to $712.6 million of future development, up-front royalty and sales milestone payments associated with certain of our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or sales milestones. For the three months ended March 31, 2017 or 2016, we did not incur any milestone obligations relating to these collaboration and license agreements.

Other Funding Commitments

As of March 31, 2017, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at our option. As of March 31, 2017, we have approximately $51.0 million in cancellable future commitments based on existing CRO contracts.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2017, we had approximately $391.1 million of cash, cash equivalents and investments, comprised of $274.7 million of cash and cash equivalents, $115.6 million of short-term investments and $0.8 million restricted cash and investments. Our cash equivalents and short-term investments consist of commercial paper, government and government agency debt securities, corporate bonds, money market investments and certificates of deposit. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2017, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 15, Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in this report.

Item 1A. Risk Factors.

Factors That Could Affect Future Results

Set forth below and elsewhere in this report and in other documents we file with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2016, are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also affect our results of operations and financial condition.

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

If these third parties were to cease providing quality manufacturing and related services to us, and we are not able to engage appropriate replacements in a timely manner, our ability to manufacture EXONDYS 51 or our product candidates in sufficient quality and quantity required for commercial use of EXONDYS 51 and/or for planned pre-clinical testing, clinical trials and potential commercial use of our product candidates would be adversely affected.

We have, through our third-party manufacturers, produced or are in the process of producing clinical and commercial supply of our product candidates and EXONDYS 51, respectively, based on our current understanding of market demands and our needs for our research and development efforts and clinical trials. In light of the limited number of third parties with the expertise to produce EXONDYS 51 and our product candidates, the lead time needed to manufacture them, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient commercial manufacturing arrangements on the commercially reasonable terms necessary to provide adequate supply of EXONDYS 51 to meet demands that exceed our commercial assumptions or to provide adequate supply of our product candidates to meet demands that exceed our clinical assumptions. Furthermore, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process for EXONDYS 51 and our product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which could impact our ability to execute our business plans on expected or required timelines in connection with the commercialization of EXONDYS 51 and the continued development of our product candidates. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and /or substantial termination penalties, which could have a material adverse effect on our business prior to and after commercialization.

The third parties we use in the manufacturing process for EXONDYS 51 and our product candidates may fail to comply with cGMP regulations.

Our contract manufacturers are required to produce our materials, APIs and drug products under cGMP. We and our contract manufacturers are subject to periodic inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. While we work diligently with all contract manufacturers to maintain full compliance, we do not have direct control over a third-party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of EXONDYS 51 and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. The failure to achieve and maintain compliance with cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in product recalls, patient injury or death. If our contract manufacturers fail to adhere to applicable cGMP and other applicable government regulations, or experience manufacturing problems, we will suffer significant consequences, including product seizures or recalls, postponement or cancellation of clinical trials, loss or delay of product approval, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, we may not be able to successfully commercialize EXONDYS 51.

We may not be able to successfully scale up manufacturing of EXONDYS 51 or our product candidates in sufficient quality and quantity or within sufficient timelines, or be able to secure ownership of intellectual property rights developed in this process, which could negatively impact our commercialization of EXONDYS 51 and/or the development of our product candidates.

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

The U.S. government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Affordable Care Act and the current debate concerning modifications to or repeal of such Act. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care  and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. Modifications to or repeal of all or certain provisions of the Affordable Care Act are being actively debated as a result of the outcome of the 2016 presidential election and Republicans maintaining control of both houses of Congress, consistent with statements made by President Donald Trump and members of Congress both during the presidential campaign and continuing into 2017. We cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

We incurred an operating loss of $39.2 million for the three months ended March 31, 2017. Our accumulated deficit was $1.1 billion as of March 31, 2017. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. Substantially all of our revenue to date has been derived from research and development contracts with the DoD, the last of which expired in July 2014. We have not yet generated significant revenues from product sales and have generally incurred expenses related to research and development of our technologies and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and/or as we:

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

We will likely require additional capital from time to time in the future in order to meet FDA post-marketing approval requirements and market and sell EXONDYS 51 as well as continue the development of product candidates in our pipeline, to expand our product portfolio and to continue or enhance our business development efforts. The actual amount of funds that we may need and the sufficiency of the capital we have or are able to raise will be determined by many factors, some of which are in our control and others that are beyond our control. The Company and our board of directors continue to assess optimization in the size and structure of the Company as well as in its strategic plans. For example, in March 2016, we announced a long-term plan to consolidate facilities within Massachusetts and closing our Corvallis, Oregon offices by end of that year. Any failure on our part to strategically and successfully manage the funds we raise, with respect to factors within our control, could impact our ability to successfully commercialize EXONDYS 51 and continue developing our product candidates. Some of the factors partially or entirely outside of our control that could impact our ability to raise funds, as well as the sufficiency of funds the Company has to execute its business plans successfully, include the success of our research and development efforts, the status of our pre-clinical and clinical testing, costs and timing relating to securing regulatory approvals and obtaining patent rights, regulatory changes, competitive and technological developments in the market, regulatory decisions, and any commercialization expenses related to any product sales, marketing, manufacturing and distribution. An unforeseen change in these factors, or others, might increase our need for additional capital.

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

On April 24, 2017, Dr. Kaye informed our board of directors of his intention to resign as President and Chief Executive Officer upon the conclusion of his current employment term on September 20, 2017 or some other future date. We have begun a search for a Chief Executive Officer to replace Dr. Kaye. While Dr. Kaye will work with our management team, our board of directors, and other senior leaders at the Company to find a suitable candidate with the goal of ensuring a smooth and seamless transition, we cannot guarantee that the transition to a new Chief Executive Officer will be smooth, successful or would not result in a negative impact to the Company. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

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

Our success, competitive position and future revenue depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our technologies, product and product candidates, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing on the proprietary rights of third parties.

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

We may not be able to obtain and maintain patent protection for our product or product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. For example, in July 2014, the Patent Trial and Appeal Board (the “PTAB”) of the USPTO declared patent interferences between certain patents held by Sarepta (under license from the University of Western Australia, “UWA”) and patent applications held by BioMarin (under license from Academisch Ziekenhuis Leiden, “AZL”) related to exon 51 and exon 53 skipping therapies designed to treat DMD. In particular, the PTAB declared Interference No. 106,008, which identifies Sarepta’s/UWA’s U.S. Patent Nos. 7,807,816 and 7,960,541, both covering EXONDYS 51, as interfering with BioMarin’s/AZL’s U.S. Application No. 13/550,210. The PTAB also declared Interference No. 106,007, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,455,636, covering SRP-4053, as interfering with BioMarin’s/AZL’s U.S. Application No. 11/233,495. In September 2014, the PTAB declared a third patent interference relating to certain methods concerning the exon 51 skipping therapies that are the subject of Interference No. 106,008. In particular, the PTAB declared Interference No. 106,013, which identifies Sarepta’s/UWA’s U.S. Patent No. 8,486,907, which covers certain methods of using EXONDYS 51, as interfering with BioMarin’s/AZL’s U.S. Application No. 14/198,992. In addition, in a September 2014 Order in Interference No. 106,007, the PTAB authorized us to file a motion with the PTAB, which we filed in November 2014, requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of Interference No. 106,007, including SRP-4053, and between Sarepta’s/UWA’s U.S. Patent No. 8,455,636 and BioMarin’s/AZL’s U.S. Application No. 14/248,279. In Interference No. 106,013, we received notice on September 29, 2015 that the PTAB had issued a decision that resulted in a judgment against Sarepta and an order for the cancellation of Sarepta’s/UWA’s U.S. Patent No. 8,486,907 that covers certain methods of using EXONDYS 51 thereby leaving open the possibility of BioMarin’s/AZL’s competing U.S. Application No. 14/198,992 to issue and, if so, potentially provide a basis for BioMarin to allege that EXONDYS 51 infringes a patent granting from this application. We filed a Request for Rehearing that requests the PTAB to continue this interference, and the PTAB denied our Request on December 29, 2015. We appealed this decision to the U.S. Court of Appeals for the Federal Circuit on March 28, 2016, and this appeal was docketed as Case Nos. 16-1937 (lead) & 16-2016 (consolidated). In Interference No. 106,007, the PTAB entered a judgment on the motions on April 29, 2016 to end this interference between U.S. Patent No. 8,455,636 held by Sarepta (under license from UWA) and U.S. Application No. 11/233,495 held by BioMarin (under license from AZL) related to exon 53 skipping therapies, including SRP-4053, designed to treat DMD. The PTAB ordered: (i) the final refusal of all claims of BioMarin’s/AZL’s U.S. Application No. 11/233,495, with the exception of claim 77; and (ii) cancellation of all claims in Sarepta’s/UWA’s U.S. Patent No. 8,455,636, in each case based on its decision of various motions. The PTAB denied our motion filed in November 2014 requesting the declaration of a fourth interference relating to certain methods concerning the exon 53 skipping therapies that are the subject of this Interference No. 106,007, including SRP-4053, and between Sarepta’s U.S. Patent No. 8,455,636 and BioMarin’s U.S. Application No. 14/248,279, thereby leaving open the possibility of BioMarin’s/AZL’s competing U.S. Application No. 14/248,279 to issue and, if so, potentially provide a basis for BioMarin to allege that our product candidate, SRP-4053, infringes a patent granting from this application. BioMarin appealed the decision from Interference No. 106,007 to the U.S. Court of Appeals for the Federal Circuit on June 28, 2016, and this appeal was docketed as Case No. 16-2262 and designated by the Court as a companion case to the exon 51 methods interference appeal (Case No. 16-1937). On September 20, 2016, the PTAB issued a judgment in Interference No. 106,008 against BioMarin/AZL and ordered the final refusal of all claims of AZL’s application, U.S. Application No. 13/550,210. BioMarin/AZL appealed the decision to the U.S. Court of Appeals for the Federal Circuit on October 12, 2016, and this appeal was docketed as Case No. 17-1078 and designated by the Court as a companion case to the exon 51 methods interference appeal (Case No. 16-1937) and the exon 53 interference appeal (Case No. 16-2262). We cannot make any assurances about the outcome of the appeals of any of these three interferences, or any subsequent appeals or rehearings. Any adverse rulings on the appeal could come at any time and, if negative, could adversely affect our business and result in a decline in our stock price. If final resolution of the interference appeals are not in our favor, then the Sarepta/UWA patents involved in the interferences, any other Sarepta/UWA patents or applications also found to be interfering, and any other Sarepta/UWA patents or applications may be invalidated or subject to invalidation, and as a result, we may not have any patent-based exclusivity available for our product or product candidates, which may have a material negative impact on our business plans. In addition, if final resolution of the interference appeals are not in our favor, the USPTO may issue the BioMarin/AZL patent applications resulting in the grant of one or more patents that may provide a basis for BioMarin to allege that EXONDYS 51 and/or our product candidate, SRP-4053, infringe such patents. In addition, the interference appeals and any subsequent litigation may require significant financial resources that we may have planned to spend on other Company objectives, resulting in delays or other negative impacts on such other objectives. In addition, BioMarin may continue to evaluate other opportunities to challenge our intellectual property rights or seek to broaden their patent positions in an attempt to cover our product candidates in the U.S. and in other jurisdictions. We are also aware of certain pending and granted claims that are held by BioMarin in Japan, Europe and certain other countries that may provide the basis for BioMarin or other parties to assert that EXONDYS 51 infringes on such claims. Because we have not yet initiated invalidation proceedings in all of these countries, the outcome and timing of any such proceeding cannot be predicted or determined as of the date of this report.

The DMD patent landscape is continually evolving, and we may be able to assert that certain activities engaged in by third parties infringe on our current or future patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. As such, the patents and patent applications that we own or license and rely on for exclusivity for our product candidates may be challenged.  In the United States, our patents may be challenged in an Inter Partes Review proceeding or other related proceeding.  In other countries, other procedures are available for a third party to challenge the validity of our patent rights.  For instance, we have rights to European Patent No. 2206781, which protects SRP-4053. This patent was opposed at the European Patent Office. We filed our response to the opponent’s opposition statement and the European Patent Office issued a summons for oral proceeding.  The outcome and timing of a final written decision from the European Patent Office cannot be predicted or determined as of the date of this report.

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

Any of these events could substantially harm our potential earnings, financial condition and operations. BioMarin has rights to patent claims that, absent a license, may preclude us from commercializing EXONDYS 51 in several jurisdictions. BioMarin has rights to European Patent No. EP 1619249, for example. We opposed this patent in the Opposition Division of the European Patent Office (“EPO”), and the Opposition Division maintained certain claims of this patent relating to the treatment of DMD by skipping dystrophin exons 51 and 46, which may provide a basis to maintain that commercialization of EXONDYS 51 in a European country where BioMarin has a patent corresponding to EP 1619249 would infringe on such patent. Both we and BioMarin have appealed the Opposition Division decision, submitted briefs in support of our respective positions and have also submitted responses to each other’s briefs. BioMarin filed arguments with the EPO in response to our previously filed briefs. The Opposition Division decision, if maintained at the appeals level, could have a substantial negative effect on our business and leaves open the possibility that BioMarin or other parties that have rights to such patent could assert that EXONDYS 51 infringes on such patent in a relevant European country. The timing and outcome of the appeal cannot be predicted or determined as of the date of this report. If as part of any appeal before the EPO we are unsuccessful in invalidating BioMarin’s claims that were maintained by the Opposition Division or if claims previously invalidated by the Opposition Division are restored on appeal, our ability to commercialize both EXONDYS 51 and our therapeutic candidates could be materially impaired. Moreover, our ability to commercialize EXONDYS 51 in a European country where BioMarin has a patent related to EP 1619249 while the appeal process remains ongoing before the EPO Board of Appeals could be materially impaired. In addition, we are aware of various divisional applications relating to EP 1619249 that are being pursued by BioMarin, which are pending, granted and in some cases are proceeding to grant. One of these divisional applications that has granted claims exon 45 skipping antisense oligonucleotides (EP 2594641) and another claims exon 53 skipping antisense oligonucleotides (EP 2602322).  We opposed EP 2594641 and EP 2602322 in the Opposition Division on September 29, 2016 and December 1, 2016, respectively.  Further divisional applications that have granted claim exon 51 skipping antisense oligonucleotides (EP 2284264 and EP 2801618).  In addition, we filed suit on March 1, 2017 in the High Court of Justice in the United Kingdom seeking an order from the Court to revoke European patent (UK) Nos. 1619249, 2284264 and 2203173. Any of these granted patents, should we be unsuccessful in invalidating them or obtaining their revocation, or any related patents that grant, can also materially impair our ability to commercialize EXONDYS 51 or our therapeutic candidates, such as SRP-4045 and SRP-4053.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with EXONDYS 51 or our follow on exon-skipping product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Wave, Daiichi Sankyo and Nippon Shinyaku Co. Ltd. share a focus on RNA-targeted drug discovery and development. Competitors with respect to EXONDYS 51 or our product candidates include Nippon Shinyaku, Daiichi Sankyo, Wave and Shire plc; and other companies such as BioMarin (which acquired Prosensa), and PTC have also been working on DMD programs. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Pfizer, Inc., Bristol-Myers Squibb, Roche, Biogen Idec, Inc., Ionis Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Sanofi, Eli Lilly, Alnylam, Moderna Therapeutics, Inc., Summit, Akashi, Catabasis, and Oxford University. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, our stock has increased as much as 74% in a single day or decreased as much as 44% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

As of March 31, 2017, there were approximately 54.9 million shares of common stock outstanding and outstanding awards to purchase 6.5 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2017, there were approximately 2.1 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, approximately 0.3 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and approximately 1.0 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 4, 2017	By:	/s/ EDWARD KAYE, MD
Edward Kaye, MD
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2017	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
4.1	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	07/01/2016

4.2	Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan	8-K	001-14895	10.2	07/01/2016

10.1	Asset Purchase Agreement dated February 20, 2017 by and between Sarepta Therapeutics Inc. and Gilead Sciences, Inc.					X

10.2†	Offer Letter dated December 5, 2012 by and between Sarepta Therapeutics, Inc. and Shamim Ruff					X

10.3†	Offer Letter dated December 3, 2012 by and between Sarepta Therapeutics, Inc. and Alexander “Bo” Cumbo					X

10.4†	Offer Letter dated February 2, 2017 by and between Sarepta Therapeutics, Inc. and Dr. Catherine Stehman-Breen					X

31.1	Certification of the Company’s Chief Executive Officer, Edward Kaye, MD, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s Chief Executive Officer, Edward Kaye, MD, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
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