Form 10-Q
period 2017-06-30
Sarepta Therapeutics, Inc.
filed 2017-08-03
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	64,332,309
(Class)	(Outstanding as of July 28, 2017)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares and per share amounts)

	As of June 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$168,348	$122,420
Short-term investments	132,598	195,425
Accounts receivable	17,791	5,228
Inventory	41,754	12,813
Restricted investment	—	10,695
Asset held for sale	1,529	—
Other current assets	28,565	26,895
Total current assets	390,585	373,476
Restricted cash and investments	784	784
Property and equipment, net of accumulated depreciation of $33,047 and $30,346 as of June 30, 2017 and December 31, 2016, respectively	39,393	37,801
Intangible assets, net of accumulated amortization of $2,862 and $3,134 as of June 30, 2017 and December 31, 2016, respectively	7,795	8,076
Other non-current assets	11,582	3,967
Total assets	$450,139	$424,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,921	$29,690
Accrued expenses	39,179	31,016
Current portion of long-term debt	11,217	10,108
Deferred revenue	3,303	3,303
Other current liabilities	1,340	1,305
Total current liabilities	65,960	75,422
Long-term debt	—	6,042
Deferred rent and other	6,407	5,949
Total liabilities	72,367	87,413
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 55,341,113 and 54,759,234 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6	5
Additional paid-in capital	1,523,080	1,503,126
Accumulated other comprehensive loss	(38)	(120)
Accumulated deficit	(1,145,276)	(1,166,320)
Total stockholders’ equity	377,772	336,691
Total liabilities and stockholders’ equity	$450,139	$424,104

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product, net	$35,011	$—	$51,353	$—
Total revenues	35,011	—	51,353	—
Costs and expenses:
Cost of sales	534	—	786	—
Research and development	58,908	44,348	88,027	83,174
Selling, general and administrative	36,069	17,752	62,285	38,628
EXONDYS 51 litigation and license charges	2,839	—	2,839	—
Total cost and expenses	98,350	62,100	153,937	121,802
Operating loss	(63,339)	(62,100)	(102,584)	(121,802)

Other income (loss):
Gain from sale of Priority Review Voucher	—	—	125,000	—
Interest income (expense) and other, net	184	(201)	519	(269)
Total other income (loss)	184	(201)	125,519	(269)

(Loss) income before income tax (benefit) expense	(63,155)	(62,301)	22,935	(122,071)
Income tax (benefit) expense	(109)	—	1,891	—
Net (loss) income	(63,046)	(62,301)	21,044	(122,071)

Other comprehensive income:
Unrealized gain on short-term securities - available-for-sale	17	6	82	112
Total other comprehensive income	17	6	82	112

Comprehensive (loss) income	$(63,029)	$(62,295)	$21,126	$(121,959)

Net income (loss) per share:
Basic (loss) earnings per share	$(1.15)	$(1.35)	$0.38	$(2.66)
Diluted (loss) earnings per share	$(1.15)	$(1.35)	$0.37	$(2.66)
Weighted average number of shares of common stock used in calculating:
Basic (loss) earnings per share	54,976	46,157	54,913	45,927
Diluted (loss) earnings per share	54,976	46,157	56,176	45,927

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$21,044	$(122,071)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain from sale of Priority Review Voucher	(125,000)	—
Depreciation and amortization	3,409	2,873
Amortization of (discount) premium on available-for-sale securities and non-cash interest	(143)	394
Loss on abandonment of patents	604	24
Stock-based compensation	16,177	13,665
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(12,563)	(5)
Net increase in inventory	(28,941)	—
Net increase in other assets	(9,285)	(394)
Net (decrease) increase in accounts payable, accrued expenses, deferred revenue and other liabilities	(8,337)	1,542
Net cash used in operating activities	(143,035)	(103,972)

Cash flows from investing activities:
Purchase of property and equipment	(7,336)	(1,587)
Purchase of intangible assets	(1,601)	(768)
Purchase of available-for-sale securities	(100,348)	—
Proceeds from sale of Priority Review Voucher	125,000	—
Maturity of restricted investment	10,695	—
Maturity and sale of available-for-sale securities	163,521	100,712
Net cash provided by investing activities	189,931	98,357

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(5,054)	(2,551)
Proceeds from sales of common stock, net of offering costs	—	37,500
Proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program	4,086	2,181
Net cash provided by (used in) financing activities	(968)	37,130

Increase (decrease) in cash and cash equivalents	45,928	31,515

Cash, cash equivalents and restricted cash:
Beginning of period	122,556	80,439
End of period	168,484	111,954

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$538	$828
Supplemental schedule of non-cash investing activities and financing activities:
Shares withheld for taxes	$309	$104
Intangible assets included in accrued expenses	$265	$259
Asset held for sale	$1,529	$—
Accrual for debt issuance costs related to the senior secured term loan	$400	$400
Accrual for senior secured term loan principal payment	$—	$833
Accrual for offering costs related to the June 2016 equity offering	$—	$170
Property and equipment included in accrued expenses	$—	$99

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

In November 2016, the Company submitted a marketing authorization application (“MAA”) for eteplirsen to the European Medicine Agency (“EMA”) and the application was validated in December 2016. The Company requested and received a six-month clock stop of EMA’s review of its MAA for eteplirsen to complete an ADME study required for the Company’s MAA. In addition to working on the ADME study, the Company is using the clock stop period to collect additional data and conduct additional analyses from existing studies with the goal of submitting these to the EMA to additionally support its MAA, assuming the data and information gathered is positive, and to address any EMA questions or requests.  The Company continues to work with the EMA during their review process and anticipate they will complete their review and make a final decision on the approvability of the Company’s MAA for eteplirsen in 2018. The Company also initiated a Managed Access Program (“MAP”) for eteplirsen in certain geographies to treat DMD patients amenable to exon 51 skipping. This MAP (also known as an early/expanded access, or named patient program) provides a mechanism through which physicians can legally and ethically prescribe eteplirsen to patients who meet pre-specified medical criteria and can secure funding. Initially, this limited program was launched in select countries throughout Europe, North America and South America for certain patients where eteplirsen is not currently approved. The Company plans to expand the program to include more countries over time. The program is administered by Clinigen Group plc’s Idis Managed Access division.

As of June 30, 2017, the Company had approximately $301.7 million of cash, cash equivalents and investments, consisting of $168.3 million of cash and cash equivalents, $132.6 million of short-term investments and $0.8 million of restricted cash and investments. The Company believes that, together with the recent equity and debt financings, its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private financings, seek additional government funding and establish collaborations with or license its technology to other companies.

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

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, inventory, valuation of stock-based awards, research and development expenses and income tax.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash, cash equivalents and investments held at financial institutions.

For the six months ended June 30, 2017, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 30 to 45 days. Three individual customers accounted for 55%, 29% and 16% of net product revenues and 58%, 30% and 12% of accounts receivable from product sales, respectively. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of June 30, 2017, the Company believes that such customers are of high credit quality.

As of June 30, 2017, the Company’s money market funds, commercial paper, corporate bonds and government and governmental agency bonds were concentrated at a single financial institution, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institution.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2016.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments in this update requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2017. This guidance was applied using a retrospective transition method for each period and, accordingly, the Company included approximately $0.1 million of restricted cash in cash and cash equivalents as of the beginning and ending periods in the accompanying unaudited condensed consolidated financial statements.

During the second quarter of 2017, the Company granted its new CEO 3,300,000 options with service and market conditions. A market condition relates to the achievement of a specified price of the Company’s common stock, a specified amount of intrinsic value indexed to the Company’s common stock or a specified price of the Company’s common stock in terms of other similar equity shares. The grant date fair value for the options with service and market conditions is determined by a lattice model with Monte Carlo simulations and, with consideration given to estimated forfeitures, is recognized as stock-based compensation expense on a straight-line basis over the vesting period.

There have not been any other material changes to the Company’s accounting policies as of June 30, 2017.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in this update provide guidance about which changes to the terms or conditions of a stock-based payment award requires an entity to apply modification accounting in Topic 718. ASU No. 2017-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt this guidance as of June 30, 2017 and determined that the adoption of this guidance does not have any impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. As of June 30, 2017, the Company has not elected to early adopt this guidance and does not expect the adoption of this guidance to have any impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes Topic 840, “Leases”. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities. As of June 30, 2017, the Company has not elected to early adopt this guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”. Under the new guidance, a company is required to recognize revenue when it transfers goods or renders services to customers at an amount that it expects to be entitled to in exchange for these goods or services. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative catch upon adoption transition method. This guidance was originally intended to be effective for the fiscal years beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which states that the mandatory effective date of this new revenue standard will be delayed by one year, with early adoption only permitted in fiscal year 2017. During the second quarter of 2016, the FASB issued three amendments to the new revenue standard to address some application questions: ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09”, and ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. These three amendments will be effective upon adoption of Topic 606. The Company is currently reviewing the new standards as compared to its current accounting policies with respect to its product revenues and a review of its customer contracts is also in process. During the second half of 2017, the Company plans to finalize its review of product revenues as well as revenue streams from its MAPs to determine the impact that this standard may have on its results of operations, financial position and disclosures. As of June 30, 2017, the Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

Reclassification

The Company has revised the presentation as well as the caption of certain cash flows from financing activities in the unaudited condensed consolidated statements of cash flows to conform to the current period presentation. “Proceeds from exercise of options, purchase of stock under the Employee Stock Purchase Program and sales of common stock” of $39.7 million for the six months ended June 30, 2016 has been reclassified to “Proceeds from sales of common stock, net of offering costs” of $37.5 million and “Proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program” of $2.2 million and presented separately within cash flows from financing activities in the unaudited condensed consolidated statements of cash flows. This revision had no impact on net cash provided by financing activities or change in cash and cash equivalents.

Additionally, the Company has revised the presentation as well as the captions of certain accrued expenses in Note 10, Accrued Expenses to the unaudited condensed consolidated financial statements to conform to the current period presentation. “Product revenue related reserves” of $0.3 million as of December 31, 2016 has been reclassified from “Other” of $3.6 million and presented separately in the accrued expenses table. The reclassification had no impact on total current liabilities or total liabilities.

3. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In February 2017, the Company entered into an agreement with Gilead Sciences, Inc. (“Gilead”) to sell the Company’s Rare Pediatric Disease Priority Review Voucher (“PRV”). The Company received the PRV when EXONDYS 51 was approved by the FDA for the treatment of patients with DMD amenable to exon 51 skipping. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2017, the Company completed its sale of the PRV to a subsidiary of Gilead. Pursuant to the Agreement, the subsidiary of Gilead paid the Company $125.0 million, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$40,261	$40,261	$—	$—
Commercial paper	58,428	—	58,428	—
Government and government agency bonds	79,254	—	79,254	—
Corporate bonds	19,302	—	19,302	—
Certificates of deposit	648	648	—	—
Total assets	$197,893	$40,909	$156,984	$—

	Fair Value Measurement as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$1,147	$1,147	$—	$—
Commercial paper	69,304	—	69,304	—
Government and government agency bonds	105,287	—	105,287	—
Corporate bonds	20,834	—	20,834	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$207,915	$12,490	$195,425	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds and are presented as cash equivalents in the unaudited condensed consolidated balance sheets as of June 30, 2017.

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

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2017 and December 31, 2016 was approximately seven and four months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$143,962	$—	$—	$143,962
Commercial paper	58,443	—	(15)	58,428
Government and government agency bonds	79,273	—	(19)	79,254
Corporate bonds	19,306	—	(4)	19,302
Total assets	$300,984	$—	$(38)	$300,946
As reported:
Cash and cash equivalents	$168,352	$—	$(4)	$168,348
Short-term investments	132,632	—	(34)	132,598
Total assets	$300,984	$—	$(38)	$300,946

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$122,420	$—	$—	$122,420
Commercial paper	69,355	—	(51)	69,304
Government and government agency bonds	105,340	—	(53)	105,287
Corporate bonds	20,850	—	(16)	20,834
Total assets	$317,965	$—	$(120)	$317,845
As reported:
Cash and cash equivalents	$122,420	$—	$—	$122,420
Short-term investments	195,545	—	(120)	195,425
Total assets	$317,965	$—	$(120)	$317,845

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The Company’s accounts receivable arise from product sales, government research contracts and other grants. They are generally stated at the invoiced amount and do not bear interest.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of June 30, 2017, the credit profiles for the Company’s customers are deemed to be in good standing and write-offs of accounts receivable are not considered necessary. Historically, no accounts receivable amounts related to government research contracts and other grants have been written off and, thus, an allowance for doubtful accounts receivable related to government research contracts and other grants is not considered necessary.

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Product sales, net of reserves	$16,862	$4,002
Government contract receivables	929	1,226
Total accounts receivable	$17,791	$5,228

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit. The decrease in unbilled receivables is related to contract finalization and subsequent collection of the European Union SKIP-NMD Agreement related to the Company’s exon 53 product candidate.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2016	$1	$238	$67	$306
Provision	1,413	1,901	350	3,664
Payments/credits	(1,173)	(405)	(287)	(1,865)
Balance, as of June 30, 2017	$241	$1,734	$130	$2,105

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Reduction to accounts receivable	$241	$1
Component of accrued expenses	1,864	305
Total reserves	$2,105	$306

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

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Raw materials	$27,814	$9,531
Work in progress	13,780	3,175
Finished goods	160	107
Total inventory	$41,754	$12,813

8. ASSET HELD FOR SALE

The Company owns a facility located at 1749 SW Airport Avenue, Corvallis, OR (“Airport Facility”). The Airport Facility was previously leased to an unrelated third party. In July 2016, the third party lessee terminated the lease and vacated the facility. It has been unoccupied since then. The Company has set up a program and is actively marketing the Airport Facility. The Airport Facility with net book value of approximately $1.5 million was reclassified as an asset held for sale which is presented as a component of current assets as of March 31, 2017. There have been no changes to the asset held for sale during the second quarter of 2017.

9. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Manufacturing-related deposits and prepaids	$21,035	$23,604
Prepaid clinical and preclinical expenses	3,974	1,225
Other prepaids	2,416	1,152
Other	1,140	914
Total other current assets	$28,565	$26,895

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Prepaid clinical expenses	$7,056	$3,725
Manufacturing-related deposits	4,284	—
Other	242	242
Total other non-current assets	$11,582	$3,967

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Accrued clinical and preclinical costs	$11,148	$10,033
Accrued employee compensation costs	8,035	8,748
Accrued contract manufacturing costs	5,886	4,673
Accrued professional fees	5,012	2,799
Accrued EXONDYS 51 litigation and license charges	2,839	—
Product revenue related reserves	1,864	305
Accrued research costs	547	1,186
Other	3,848	3,272
Total accrued expenses	$39,179	$31,016

11. RESTRUCTURING

In March 2016, the Company announced a long-term plan (“Corvallis plan”) to consolidate all of the Company’s operations to Massachusetts as part of a strategic plan to increase operational efficiency. As part of the consolidation, research activities and some employees have transitioned to the Company’s facilities in Andover and Cambridge, Massachusetts. As of June 30, 2017, the relocations and terminations were substantially completed.

In December 2016 and April 2017, respectively, the second floor and the first floor of the Corvallis facility were vacated and closed and made available for sub-leasing. Using a discounted cash flow methodology and based on monthly rent payments as well as estimated sublease income, the Company cumulatively recognized a total of approximately $1.5 million and $2.3 million, respectively, in restructuring expenses for the second and the first floor related to the vacated space. As of June 30, 2017, the Company continues to be obligated to make $5.6 million of minimum lease payments and certain other contractual maintenance costs for the whole facility.

For the three and six months ended June 30, 2017, the Company recorded $2.5 million and $2.8 million of restructuring expenses, respectively, $0.1 million and $2.3 million, respectively, of which related to the closure of second and the first floor of the Corvallis facility. For the three and six months ended June 30, 2016, the Company recorded $0.6 million and $1.2 million of restructuring expenses, respectively, $0.5 million and $1.1 million, respectively, of which related to workforce reduction.

The following table summarizes the restructuring expenses by function for the periods indicated:

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016
	(in thousands)
	Cash	Non-cash	Total	Cash	Non-cash	Total
Research and development	$104	$—	$104	$463	$48	$511
Selling, general and administrative	2,420	—	2,420	73	42	115
Total restructuring expenses	$2,524	$—	$2,524	$536	$90	$626

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016
	(in thousands)
	Cash	Non-cash	Total	Cash	Non-cash	Total
Research and development	$174	$—	$174	$820	$193	$1,013
Selling, general and administrative	2,586	—	2,586	104	42	146
Total restructuring expenses	$2,760	$—	$2,760	$924	$235	$1,159

The following table summarizes the restructuring reserve for the periods indicated:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Restructuring reserve beginning balance	$1,588	$—
Restructuring expenses incurred during the period	2,760	3,651
Amounts paid during the period	(850)	(2,063)
Restructuring reserve ending balance	$3,498	$1,588

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2017			2016		2017			2016
	Grants		Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	3,579,467	(1)	$13.64	7,600	$15.61	4,456,959	(1)	$14.16	1,213,376	$11.94
Restricted stock units	20,000		$36.26	—	$—	181,029	(3)	$33.03	—	$—
Restricted stock awards	335,000	(2)	$34.65	—	$—	341,500	(2)	$34.58	25,775	$13.71

(1)

The Company granted its new CEO 3,300,000 options with service and market conditions. These options have a five-year cliff vesting schedule. The fair value of $13.48 for these options was determined by a lattice model with Monte Carlo simulations. The remaining 279,467 service-based options which have a weighted average grant date fair value of $15.49 have a four-year vesting schedule with 25% vest on the first anniversary and 1/48 monthly thereafter.

(2)

The Company granted its new CEO 335,000 restricted stock awards (“RSAs”) with a fair value of $34.65. These RSAs have a four-year vesting schedule with 25% vest on the first anniversary and 1/48 vest monthly thereafter.

(3)

The Company granted certain executives 156,029 restricted stock units (“RSUs”) with certain sales target and regulatory milestones. As of June 30, 2017, one performance condition of these RSUs was achieved. As a result, 50% of these RSUs became immediately vested and, accordingly, the Company recorded $2.5 million of stock-based compensation expenses. As of June 30, 2017, the remaining two performance conditions have been deemed as not probable of being achieved. If and when deemed probable that such performance milestones may be achieved within the required time frame, the Company may recognize up to $2.6 million of stock-based compensation related to these grants. The remaining RSUs are service-based awards granted to the members of the board of directors.

Stock-based Compensation Expense

For the three months ended June 30, 2017 and 2016, total stock-based compensation expense was $10.5 million and $6.8 million, respectively. For the six months ended June 30, 2017 and 2016, total stock-based compensation expense was $16.2 million and $13.5 million. Included in these amounts for the three and six months ended June 30, 2017 are $2.5 million and $2.2 million of stock-based compensation expense incurred in connection with the achievement of one performance condition of certain RSUs and the resignation of the Company’s former CEO, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	(in thousands)				(in thousands)
Research and development		$2,195		$2,404		$4,069		$4,853
Selling, general and administrative		8,270		4,426		12,108		8,667
Total stock-based compensation expense		$10,465		$6,830		$16,177		$13,520

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Stock options	$6,763	$5,772	$11,801	$11,470
Restricted stock awards/units	3,250	273	3,454	457
Stock appreciation rights	—	115	—	230
Employee stock purchase plan	452	670	922	1,363
Total stock-based compensation expense	$10,465	$6,830	$16,177	$13,520

13. INCOME TAXES

The Company’s tax provision for interim periods is typically determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company computed its tax provision for the six months ended June 30, 2017 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate. The Company concluded that the year-to-date effective tax rate is the most appropriate method to use for the six months ended June 30, 2017, given a reliable estimate of the annual effective tax rate cannot be made.

For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $0.1 million and income tax expense of $1.9 million, respectively. For the three and six months ended June 30, 2016, the Company did not record any income tax expense or benefit. The effective tax rates for the six months ended June 30, 2017 and 2016 are 2.3% and 0%, respectively. The increase in the income tax expense liability as of June 30, 2017 as compared to the balance as of December 31, 2016 is due to additional state and federal income taxes payable as a result of the increase in the amount of income before income taxes. The increase in income is primarily attributable to the gain on the sale of the Company’s PRV to Gilead for $125.0 million in cash during the period ended March 31, 2017.

14. NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended June 30, 2017 and 2016 as well as for the six months ended June 30, 2016, there was no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net (loss) income	$(63,046)	$(62,301)	$21,044	$(122,071)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss per share	54,976	46,157	54,913	45,927
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—	1,263	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	54,976	46,157	56,176	45,927
Net (loss) income per share:
Basic (loss) earnings per share	$(1.15)	$(1.35)	$0.38	$(2.66)
Diluted (loss) earnings per share	$(1.15)	$(1.35)	$0.37	$(2.66)

*

For the three months ended June 30, 2017, stock options, RSAs and SARs to purchase 10.1 million shares of the Company’s common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive. For the six months ended June 30, 2017, out of money stock options, unvested performance-based RSUs and RSAs whose performance milestones were not achieved and potentially issuable common stock for ESPP to purchase approximately 7.0 million shares of the Company’s common stock were excluded from the net earnings per share calculation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2016, stock options, RSAs and SARs to purchase 7.3 million shares of the Company’s common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

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

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 styled William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318). On March 20, 2015, Plaintiffs filed an amended complaint asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, and Chris Garabedian and Sandy Mahatme (“Individual Defendants,” and collectively with the Company, the “Kader Defendants”), and violations of Section 20(a) of the Exchange Act against the Individual Defendants. Plaintiffs alleged that the Kader Defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs sought compensatory damages and fees. The Kader Defendants moved to dismiss the amended complaint on May 11, 2015.  On April 5, 2016, following oral argument on March 29, 2016, the Court granted Defendants’ motion to dismiss.  On April 8, 2016, Lead Plaintiffs filed a motion for leave to file an amended complaint, which Defendants opposed.  On January 6, 2017, the Court denied Plaintiffs’ motion for leave to amend and dismissed the case.  Plaintiffs filed a notice of appeal on February 3, 2017. A briefing schedule was set on March 13, 2017. Appellants’ brief was filed April 24, 2017. Appellee’s brief was filed May 24, 2017. The Court has not yet scheduled a date for oral argument. An estimate of the possible loss or range of loss cannot be made at this time.

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

16. SUBSEQUENT EVENTS

In July 2017, the Company and the University of Western Australia (“UWA”) on one hand entered into a settlement agreement with BioMarin Leiden Holding BV, its subsidiaries BioMarin Nederlands BV and BioMarin Technologies BV (collectively, “BioMarin”), and on the same day the Company entered into a license agreement with BioMarin and Academisch Ziekenhuis Leiden (“AZL”, and collectively with the Company, UWA and BioMarin, the “Settlement Parties”). On the same day, the Company entered into a license agreement with BioMarin. Under these agreements, BioMarin agrees to provide the Company with an exclusive license to certain intellectual property with an option to convert the exclusive license into a co-exclusive license and the Settlement Parties agree to stop most existing efforts to continue with ongoing litigation and opposition and other administrative proceedings concerning BioMarin’s intellectual property. Under terms of the agreements, the Company agrees to make total up-front payments of $35.0 million upon execution of the agreements, consisting of $20.0 million under the settlement agreement and $15.0 million under the license agreement. Additionally, the Company may be liable for up to approximately $65.0 million in regulatory and sales milestones for eteplirsen as well as exon 45 and exon 53 skipping product candidates. BioMarin will also be eligible to receive royalty payments, ranging from 4% - 8% which for defined exon 51 skipping products, exon 45 skipping products and exon 53 skipping products will expire in December 2023 in the U.S. and September 2024 in the EU. For the three and six months ended June 30, 2017, the Company recognized a settlement charge of $2.8 million which related to estimated royalties between September 2016 and June 2017.

In July 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit and Security Agreement”) which provides a term loan of $60.0 million and a revolving credit and security agreement (the “Revolving Credit Agreement”) which provides an aggregate revolving loan commitment of $40.0 million (which may be increased by an additional tranche of $20.0 million) with MidCap Financial Trust. Borrowings under the Amended and Restated Credit and Security Agreement bear interest at a rate per annum equal to 6.25%, plus one-month London Interbank Offered Rate (“LIBOR”), and borrowings under the Revolving Credit Agreement bear interest at a rate of 3.95%, plus one-month LIBOR. In addition to paying interest on the outstanding principal under the Amended and Restated Credit and Security Agreement, the Company will pay (i) an origination fee equal to 0.50% of the amount of the term loan when advanced under the Amended and Restated Credit and Security Agreement, (ii) and origination fee equal to 0.50% of the amount of the revolving loan when advanced under the Revolving Credit Agreement, (iii) a final payment fee equal to 2.00% of the amount borrowed under the Amended and Restated Credit and Security Agreement when the term loan is fully repaid and (iv) an unused line fee, minimum balance fee, collateral fee, deferred revolving loan original fee and certain other fees under the Revolving Credit Agreement. Commencing on July 1, 2018, and continuing for the remaining thirty six months of the facility, the Company will be required to make monthly principal payments based on the straight-line amortization schedule set forth in the Amended and Restated Credit and Security Agreement, subject to certain adjustments as described therein. Both facilities mature in July 2021. As of the date of the issuance of this report, the Company has received $34.8 million of net proceeds for the debt offerings, net of approximately $9.2 million repayment of the outstanding loan payable and $1.1 million of fees.

In July 2017, the Company sold approximately 8.8 million shares of common stock through an underwritten public offering, including 1.2 million shares sold to the underwriters. The offering price was $42.50 per share. As of the date of the issuance of this report, the Company expected to receive net proceeds of approximately $354.0 million from the offering, net of commission and offering expenses of approximately $19.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•

our continued efforts to ensure the successful commercialization of EXONDYS 51 in the U.S., expanding our global footprint, meeting or outperforming revenue projections, and maintaining our accelerated approval status, including through obtaining data from our ongoing and planned studies to determine the safety and efficacy of EXONDYS 51 and executing our plans to hire additional personnel, increase awareness on the importance of genetic testing and knowing/understanding Duchenne muscular dystrophy (“DMD”) mutations, and identifying and addressing procedural barriers for patients to obtain therapy such as payor reimbursement challenges, maintaining the marketing, distribution and supply infrastructure we have built for EXONDYS 51 and our expectations regarding the timing, costs, and investments associated with these activities;

•

our expectations regarding timing and the factors that will influence and our ability to obtain full approval of eteplirsen in the U.S. and in the jurisdictions we target outside of the U.S., which depends in part on data from our ongoing and planned studies demonstrating a clinical benefit and acceptable safety profile of eteplirsen, as well as our ability to (i) in the U.S., complete to the United States Food and Drug Administration’s (“FDA”) satisfaction our post-marketing requirements and commitments, (ii) in the EU, successfully navigate the EU drug approval process and (iii) in jurisdictions other than the U.S. where eteplirsen could obtain regulatory approval, build the commercial, medical and other company infrastructure and product supply needed to support a successful launch;

•

the potential acceptance of EXONDYS 51, and our product candidates if they receive regulatory approval, in the marketplace and the accuracy of our projections regarding the market size in each of the jurisdictions that we target;

•

our ability to further secure long term supply of EXONDYS 51 and our product candidates, including PPMO, to satisfy our planned commercial, managed access program (“MAP”) and clinical needs, which could require, among other things, securing more supply of subunits, drug substance Active Pharmaceutical Ingredients (“APIs”) and drug product, by negotiating and entering into additional commercial and clinical supply agreements, and further evolving or scaling up manufacturing using appropriate techniques to synthesize and purify our product candidates that meet regulatory, Company quality control and other applicable requirements;

•

our expectations regarding our ability to successfully conduct or accelerate research, development, pre-clinical, clinical and post-approval trials, and our expectations regarding the timing, design and results of such trials, including the potential consistency of data produced by these trials with prior results, as well as any new data and analyses relating to the safety profile and potential clinical benefits of EXONDYS 51 and our product candidates;

•

our potential success in advancing the development of our follow-on exon-skipping drug candidates targeting DMD and further exploring potential funding, collaborations and other opportunities to support such development;

•

the potential and advancement of our phosphorodiamidate morpholino oligomer (“PMO”) chemistries, our peptide-conjugated PMO (“PPMO”) chemistries, our other PMO-based chemistries, and our other technologies to treat DMD and other diseases and therapeutic areas that we target;

•

our ability to successfully expand the global footprint of eteplirsen in jurisdictions in which we have yet to obtain or do not have any near term ability or plans to obtain a full regulatory approval, including through obtaining an approval from the European Medicines Agency (“EMA”) in the EU, establishing compliant and successful MAPs, expanding our MAPs to include more countries over time, and entering into any additional distribution, service and other contracts needed to support these MAPs;

•

the impact of regulations and regulatory decisions by the FDA and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;

•	the possible impact of any competing products on the commercial success of EXONDYS 51 and our product candidates and our ability to compete against such products;

•

the impact of potential difficulties in product development manufacturing for commercial or clinical supply of EXONDYS 51 or pre-clinical or clinical supply of our product candidates, including PPMO, due to potential negative factors such as failing to successfully establish and maintain the Company infrastructure necessary to support the Company’s research, development and commercialization efforts;

•

our expectations regarding our ability to become a leading developer and marketer of PMO-based and RNA-targeted therapeutics and commercial viability of EXONDYS 51 across various jurisdictions, as well as our product candidates, chemistries and technologies;

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

•

our ability to invalidate some or all of the claims of patents issued to competitors and pending patent applications if issued to competitors, and the potential impact of those claims on the potential commercialization and continued commercialization, where authorized, of EXONDYS 51 and the potential commercialization of our product candidates, including exon 45 and exon 53;

•

our ability to successfully challenge the patent positions of our competitors and successfully defend our patent positions in any actions that the United States Patent and Trademark Office (the “USPTO”) or any appeals court may take or has taken with respect to our patent claims or those of third parties;

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

•

our ability to raise additional funds to support our business plans and strategies, including business development, and the impact of our amended and restated credit and security agreement with MidCap Financial Trust, a Delaware statutory trust, as administrative agent (“MidCap”) and new revolving credit and security agreement with MidCap, on our financial condition and future operations;

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

•

our expectation that Dr. Edward M. Kaye will serve us in an advisory capacity to ensure a smooth transition to our new Chief Executive Officer, Mr. Douglas S. Ingram, and expectations regarding the potential benefits the Company may inure under Mr. Ingram’s leadership;

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

Overview

U.S. Approval, MAA, and MAP

We are a U.S. commercial-stage biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare neuromuscular diseases. Applying our proprietary, highly-differentiated and innovative platform technologies, we are able to target a broad range of diseases and disorders through distinct RNA-targeted mechanisms of action. We are primarily focused on rapidly advancing the development of our potentially disease-modifying pipeline of exon-skipping drug candidates targeting DMD. On September 19, 2016, the FDA granted accelerated approval for EXONDYS 51, indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 was studied in clinical trials under the name of eteplirsen and is marketed in the U.S. under the trademarked name of EXONDYS 51® (eteplirsen) Injection. We commenced shipments of EXONDYS 51 to customers at the end of the third quarter of 2016.

Additionally, we submitted a Marketing Authorization Application (“MAA”) for eteplirsen to the EMA in November 2016 and the application was validated in December 2016. We continue to work with EMA during its review process.

We have also initiated a MAP for eteplirsen in select countries in Europe, North America and South America where it currently has not been approved. The MAP provides a mechanism through which physicians can prescribe eteplirsen, within their professional responsibility, to patients who meet pre-specified medical and other criteria and can secure funding. We plan to expand the program to include more countries over time and expect to commence shipments on the MAP in late 2017.

Our RNA-targeted Technologies

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

PPMO, our next generation chemistry, features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced delivery into the cell. Based on our in-vivo pre-clinical research to date, we believe our proprietary class of PPMO compounds demonstrate an increase in dystrophin production and a more durable response compared to PMO. In addition, PPMO treatment in non-human primates is well tolerated and results in high levels of exon-skipping in skeletal, cardiac and smooth muscle tissues. Pre-clinical studies also indicate that PPMOs may require less frequent dosing than PMO, and that PPMOs could potentially be tailored to reach other organs. We are in the process of conducting IND-enabling GLP toxicology studies, and we are targeting filing an investigation new drug application before year-end in 2017 for PPMO (“SRP-5051”) DMD exon 51.

Our Clinical Programs

We are in the process of conducting, starting, or planning several studies in the U.S. and Europe for EXONDYS 51 and other product candidates designed to skip exons 45 and 53 (“SRP-4045” and “SRP-4053”, respectively). These are comprised of:

(i)

studies we are currently conducting to further evaluate EXONDYS 51, including an open label extension of our Phase 2b study, the Phase 3 PROMOVI study (an open label study on ambulatory patients with a concurrent untreated control arm), a study on participants with advanced stage DMD and a study on participants with early stage DMD, each of which will allow for patients to transition to commercial drug after meeting certain criteria;

(ii)

additional EXONDYS 51 studies we are discussing with regulatory authorities and planning to initiate to comply with U.S. and/or EU regulatory requirements for the new drug applications (“NDA”) and MAAs, respectively (e.g. a Phase 2 study on participants between the ages of six months and four years in connection with our Pediatric Investigation Plan in the EU, and two additional Phase 1 studies);

(iii)	studies we are planning to fulfill for our post-marketing FDA requirements/commitments for EXONDYS 51;
(iv)	a randomized, double-blind dose-ranging study that we completed for SRP-4045 that has transitioned into an open-label study;
(v)

a two-part randomized, double-blind, placebo-controlled, dose titration safety, tolerability and pharmacokinetics study for a SRP-4053 for which Part I has been completed and has now transitioned into Part II, an open label efficacy and safety study; and

(vi)	ESSENCE, a placebo-controlled study with SRP-4045 and SRP 4053, which has begun enrolling patients in the U.S. and for which we plan to have sites in the EU, Israel and Canada.
(vii)	additional Phase 1 studies we are planning to initiate for SRP-4053 and SRP-4045.

In addition to advancing our exon-skipping product candidates for DMD, we are working with several strategic partners under various agreements to research and develop multiple treatment approaches to DMD. Included in these strategic partners are (i) Summit (Oxford) Ltd. (“Summit”), with whom we are collaborating under an exclusive License and Collaboration Agreement that grants us rights to Summit’s utrophin modulator pipeline in Europe, Turkey and the Commonwealth of Independent States and an option to acquire rights in Latin America, (ii) Nationwide Children’s Hospital, with whom we are collaborating on the advancement of their microdystrophin gene therapy program under a research and exclusive option agreement and their Galgt2 gene therapy program under an exclusive license agreement, and (iii) Genethon, with whom we are collaborating on the advancement of their microdystrophin gene therapy program under a sponsored research and option license agreement.

Manufacturing

We believe we have developed proprietary state-of-the-art manufacturing and techniques that allow synthesis and purification of our product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based products and optimizing manufacturing for PPMO. We have entered into certain manufacturing and supply arrangements with third party suppliers which will in part utilize these techniques to support production of certain of our product candidates and their components. We have recently opened a facility in Andover, Massachusetts, which significantly enhances our research and development manufacturing capabilities. However, we currently do not have any of our own internal manufacturing capabilities to produce our product and product candidates for commercial and/or clinical use.

Cash, Cash Equivalents and Investments

As of June 30, 2017, we had approximately $301.7 million of cash, cash equivalents and investments, consisting of $168.3 million of cash and cash equivalents, $132.6 million of short-term investments and $0.8 million restricted cash and investments. We believe that, together with the recent equity and debt financings, our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Recent Developments

CEO Appointment

On June 26, 2017, the Board of Directors appointed Douglas S. Ingram to serve as our President and Chief Executive Officer. Mr. Ingram was also elected to the board of directors as a Group I director who will hold office as a director until the Company’s 2018 annual meeting of stockholders or until his successor is earlier elected.

BioMarin Agreements

License Agreement

On July 17, 2017, we and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV (collectively, the “BioMarin Parties”) executed a License Agreement (the “License Agreement”), pursuant to which the BioMarin Parties granted us a royalty-bearing, worldwide license under patent rights (“Licensed Patents”) and know-how (“Licensed Know-How”) controlled by the BioMarin Parties with respect to the BioMarin Parties’ DMD program, which are potentially necessary or useful for the treatment of DMD, to practice and exploit the Licensed Patents and Licensed Know-How in all fields of use and for all purposes, including to develop and commercialize antisense oligonucleotide products that target one or more exons of the dystrophin gene to induce exon skipping, including eteplirsen. The license granted by the BioMarin Parties to us under the terms of the License Agreement is exclusive, even as to the BioMarin Parties, with respect to the Licensed Patents, and is non-exclusive with respect to Licensed Know-How. Under the License Agreement, the BioMarin Parties have the option to convert the exclusive license under the Licensed Patents into a co-exclusive license (co-exclusive with the BioMarin Parties).

Settlement Agreement

On July 17, 2017, we and The University of Western Australia on the one hand, and the BioMarin Parties and Academisch Ziekenhuis Leiden (“AZL”) on the other hand (collectively, the “Settlement Parties”), executed a settlement agreement (the “Settlement Agreement”) pursuant to which all legal actions in the U.S. and certain legal actions in Europe would be stopped or withdrawn as between the Settlement Parties.

The foregoing description of the Settlement Agreement and the License Agreement does not purport to be a complete description and is qualified in its entirety by reference to the Settlement Agreement and License Agreement that are filed as Exhibits 10.7 and 10.8, respectively, to this Quarterly Report on Form 10-Q.

Amended and Restated Credit Agreement

On July 18, 2017, we entered into (i) an amended and restated credit agreement (the “Amended and Restated Credit and Security Agreement”) which provides a term loan of $60.0 million and (ii) a revolving credit and security agreement (the “Revolving Credit Agreement” and together with the Amended and Restated Credit and Security Agreement, the “Credit Agreements”) which provides an aggregate revolving loan commitment of $40.0 million (which may be increased by an additional tranche of $20.0 million), each with MidCap. Borrowings under the Amended and Restated Credit and Security Agreement bear interest at a rate of 6.25% plus the one-month London Interbank Offered Rate (“LIBOR”), and borrowings under the Revolving Credit Agreement bear interest at a rate of 3.95%, plus the one-month LIBOR.

The foregoing description of the Credit Agreements does not purport to be a complete description and is qualified in its entirety by reference to the agreements that are filed as Exhibits 10.9, 10.10, 10.11 and 10.12 to this Quarterly Report on Form 10-Q.

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

There have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
	2017	2016	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$35,011	$—	$35,011	NA
Total revenues	35,011	—	35,011	NA
Costs and expenses:
Cost of sales	534	—	534	NA
Research and development	58,908	44,348	14,560	33%
Selling, general and administrative	36,069	17,752	18,317	103%
EXONDYS 51 litigation and license charges	2,839	—	2,839	NA
Total cost and expenses	98,350	62,100	36,250	58%
Operating loss	(63,339)	(62,100)	(1,239)	2%
Other income (loss):
Interest income (expense) and other, net	184	(201)	385	(192)%
Loss before income tax benefit	(63,155)	(62,301)	(854)	1%
Income tax benefit	(109)	—	(109)	NA
Net loss	$(63,046)	$(62,301)	$(745)	1%

Net loss per share - basic and diluted	$(1.15)	$(1.35)	$0.20	(15)%

	For the Six Months Ended June 30,
	2017	2016	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$51,353	$—	$51,353	NA
Total revenues	51,353	—	51,353	NA
Costs and expenses:
Cost of sales	786	—	786	NA
Research and development	88,027	83,174	4,853	6%
Selling, general and administrative	62,285	38,628	23,657	61%
EXONDYS 51 litigation and license charges	2,839	—	2,839	NA
Total cost and expenses	153,937	121,802	32,135	26%
Operating loss	(102,584)	(121,802)	19,218	(16)%
Other income (loss):
Gain from sale of Priority Review Voucher	125,000	—	125,000	NA
Interest income (expense) and other, net	519	(269)	788	(293)%
Income (loss) before income tax expense	22,935	(122,071)	145,006	(119)%
Income tax expenses	1,891	—	1,891	NA
Net income (loss)	$21,044	$(122,071)	$143,115	(117)%

Basic earnings (loss) per share	$0.38	$(2.66)	$3.04	(114)%
Diluted earnings (loss) per share	$0.37	$(2.66)	$3.03	(114)%

Revenues

We record product revenues net of applicable discounts and allowances which include Medicaid rebates, Public Health Services chargebacks and co-pays. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. Actual amounts may ultimately differ from our estimates. If actual results are different from our estimates, we adjust these estimates, which will have an effect on earnings in the period of adjustment. Product revenues, net for the three and six months ended June 30, 2017 reflect sales from EXONDYS 51 in the U.S.

Cost of Sales

Our cost of sales relates to sales of EXONDYS 51 following its commercial launch in the U.S. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed such manufacturing and material costs as research and development expenses. For EXONDYS 51 sold during the three and six months ended June 30, 2017, a majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. Therefore, the cost of sales presented in the unaudited condensed consolidated statements of operations and comprehensive income (loss) only included the cost of packaging and labeling for commercial sales as well as amortization of an in-licensed right. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the cost to produce the EXONDYS 51 sold would have been approximately $1.9 million and $2.9 million for the three and six months ended June 30, 2017, respectively.

Research and Development Expenses

Research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants, up-front fees and milestones paid to third parties in connection with technologies which have not reached technological feasibility and do not have an alternative future use, and other external services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Internal research and development expenses include salaries, stock-based compensation and allocation of our facility costs.

Future research and development expenses may increase as our internal projects, such as those for our DMD product candidates, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for EXONDYS 51. We completed Part I and have started conducting Part II of a Phase 1/2a clinical trial for an exon 53-skipping product candidate in the EU. We have completed the dose titration portion and are conducting the open-label portion of a study for our exon 45-skipping product candidate. We have initiated a placebo-controlled study with product candidates designed to skip exons 45 and 53 in the U.S., the EU, Canada and Israel. The remainder of our research and development programs are in various stages of research and pre-clinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be unsafe or ineffective during clinical trials, may have clinical trials that take longer to complete than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

Our research and development programs span various disease targets. The lengthy process of securing regulatory approvals for new drugs requires substantial resources. Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted.

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

The following tables summarize research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2017	2016	Change	Change
	(in thousands)		$	%
EXONDYS 51	$10,554	$19,359	$(8,805)	(45)%
Exon 45	4,905	1,033	3,872	375%
Exon 53	4,718	3,147	1,571	50%
Other projects	3,306	538	2,768	514%
Summit and UWA collaboration and license expenses	22,000	7,000	15,000	214%
Internal research and development expenses	13,425	13,271	154	1%
Total research and development expenses	$58,908	$44,348	$14,560	33%

	For the Six Months Ended June 30,
	2017	2016	Change	Change
	(in thousands)		$	%
EXONDYS 51	$19,484	$39,371	$(19,887)	(51)%
Exon 53	8,140	5,040	3,100	62%
Exon 45	7,987	2,465	5,522	224%
Other projects	4,753	1,065	3,688	346%
Summit and UWA collaboration and license expenses	22,000	7,000	15,000	214%
Internal research and development expenses	25,663	28,233	(2,570)	(9)%
Total research and development expenses	$88,027	$83,174	$4,853	6%

The Company has revised the presentation as well as the certain caption in the research and development expenses by project tables presented above. “Summit and UWA collaboration and license expenses” of $7.0 million for the three and six months ended June 30, 2016 was reclassified out of eteplirsen (exon 51) of $26.4 million and $46.4 million, respectively, and presented separately in the tables.

The following tables summarize research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Summit and UWA collaboration and license expenses	$22,000	$7,000	15,000	214%
Clinical and manufacturing expenses	19,907	22,544	(2,637)	(12)%
Compensation and other personnel expenses	6,095	6,207	(112)	(2)%
Preclinical expenses	2,498	887	1,611	182%
Professional services	2,305	1,639	666	41%
Stock-based compensation	2,195	2,404	(209)	(9)%
Facility-related expenses	2,159	2,007	152	8%
Research and other	1,749	1,660	89	5%
Total research and development expenses	$58,908	$44,348	$14,560	33%

	For the Six Months Ended June 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$34,269	$44,908	$(10,639)	(24)%
Summit and UWA collaboration and license expenses	22,000	7,000	15,000	214%
Compensation and other personnel expenses	11,781	12,639	(858)	(7)%
Professional services	4,467	4,039	428	11%
Facility-related expenses	4,367	4,091	276	7%
Stock-based compensation	4,069	4,853	(784)	(16)%
Preclinical expenses	4,022	1,971	2,051	104%
Research and other	3,052	3,673	(621)	(17)%
Total research and development expenses	$88,027	$83,174	$4,853	6%

Research and development expenses for the three months ended June 30, 2017 increased by $14.6 million, or 33%, compared with the three months ended June 30, 2016. This was primarily driven by a milestone payment of $22.0 million to Summit as the milestone of the last patient dosed in the safety arm cohort to the PhaseOut DMD study was achieved in May 2017 and an increase of $1.6 million in preclinical expenses due to a ramp-up of preclinical studies in our PPMO platform and other follow-on exons. These increases were partially offset by an up-front payment of $7.0 million to University of Western Australia (“UWA”) in June 2016 and a decrease of $2.6 million in clinical and manufacturing expenses due to lower manufacturing expenses because of the capitalization of inventory following the approval of EXONDYS 51 by the FDA partially offset by increased patient enrollment in our ongoing clinical trials.

Research and development expenses for the six months ended June 30, 2017 increased by $4.9 million, or 6%, compared with the six months ended June 30, 2016. This was primarily driven by a milestone payment of $22.0 million to Summit as the milestone of the last patient dosed in the safety arm cohort to the PhaseOut DMD study was achieved in May 2017 and an increase of $2.1 million in preclinical expenses due to a ramp-up of preclinical studies in our PPMO platform and other follow-on exons. The increases were partially offset by a decrease of $10.6 million in clinical and manufacturing expenses due to lower manufacturing expenses because of the capitalization of inventory following the approval of EXONDYS 51 by the FDA partially offset by increased patient enrollment in our ongoing clinical trials and decreases of $0.9 million in compensation and other personnel expenses and $0.8 million in stock-based compensation primarily due to a reduction in headcount in Corvallis, Oregon because of the restructuring plan implemented in March 2016.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Professional services	$11,188	$3,815	$7,373	193%
Compensation and other personnel expenses	8,735	6,840	1,895	28%
Stock-based compensation	6,070	4,426	1,644	37%
Former CEO severance	3,400	—	3,400	NA
Restructuring expenses	2,420	115	2,305	2,004%
Facility-related expenses	1,404	955	449	47%
Other	2,852	1,601	1,251	78%
Total selling, general and administrative expenses	$36,069	$17,752	$18,317	103%

	For the Six Months Ended June 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Professional services	$20,929	$9,611	$11,318	118%
Compensation and other personnel expenses	17,514	14,709	2,805	19%
Stock-based compensation	9,908	8,667	1,241	14%
Former CEO severance	3,400	—	3,400	NA
Facility-related expenses	3,152	2,095	1,057	50%
Restructuring expenses	2,586	146	2,440	1,671%
Other	4,796	3,400	1,396	41%
Total selling, general and administrative expenses	$62,285	$38,628	$23,657	61%

The Company has revised the presentation as well as the certain captions in the selling, general and administrative expenses tables presented above. For the three months ended June 30, 2016, “restructuring expenses” of $0.1 million and “facility-related expenses” of $1.0 million were reclassified out of “other” of $2.7 million and presented separately in the table. For the six months ended June 30, 2016, “restructuring expenses” of $0.1 million and “facility-related expenses” of $2.1 million were broken out of “other” of $5.6 million and presented separately in the table.

Selling, general and administrative expenses for the three months ended June 30, 2017 increased by $18.3 million, or 103%, compared with the three months ended June 30, 2016. This was primarily driven by increases of $7.4 million in professional services primarily driven by increased legal fees due to on-going litigations and commercial initiatives, $3.4 million in estimated severance due to the resignation of our former CEO, $2.3 million in restructuring expenses related to the closure of our Corvallis, Oregon site, $1.9 million in compensation and other personnel expenses primarily due to increase in headcount and $1.6 million in stock-based compensation primarily due to the achievement of one performance milestone related to the restricted stock units granted to executives in March 2017.

Selling, general and administrative expenses for the six months ended June 30, 2017 increased by $23.7 million, or 61%, compared with the six months ended June 30, 2016. This was primarily driven by increases of $11.3 million in professional services primarily driven by increased legal fees due to on-going litigations and commercial initiatives, $3.4 million in estimated severance due to the resignation of our former CEO, $2.8 million in compensation and other personnel expenses primarily due to increased headcount, $2.4 million in restructuring expenses related to the closure of our Corvallis, Oregon site and $1.2 million in stock-based compensation primarily due to the achievement of one performance milestone related to the restricted stock units granted to executives in March 2017.

EXONDYS 51 Litigation and License Charges

On July 18, 2017, we entered into the Settlement Agreement and the License Agreement with the BioMarin Parties. The BioMarin Parties have agreed to provide us with an exclusive license to certain intellectual property with an option to convert the exclusive license into a co-exclusive license and both the BioMarin Parties and we have agreed to stop most existing efforts to continue with the ongoing litigation and opposition proceedings. Under the terms of the agreements, we agreed to make total up-front payments of $35.0 million upon execution of the agreements, consisting of $20.0 million under the Settlement Agreement and $15.0 million under the License Agreement. Additionally, we may be liable for up to approximately $65.0 million in regulatory and sales milestones for eteplirsen as well as exon 45 and exon 53 skipping product candidates. The BioMarin Parties will also be eligible to receive royalty payments, ranging from 4% - 8% which will expire in December 2023 in the U.S. and September 2024 in the EU. For the three and six months ended June 30, 2017, we recognized a settlement charge of $2.8 million which related to estimated royalties between September 2016 and June 2017.

Gain from Sale of Priority Review Voucher

In February 2017, we entered into an agreement with Gilead Sciences, Inc. (“Gilead”) to sell our Rare Pediatric Disease Priority Review Voucher (“PRV”). We received the PRV when EXONDYS 51 was approved by the FDA for the treatment of patients with DMD amenable to exon 51 skipping. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2017, we completed our sale of the PRV to a subsidiary of Gilead. Pursuant to the agreement, the subsidiary of Gilead paid us $125.0 million, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

Interest income (expense) and other, net

Interest income (expense) and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense and rental income and loss. Our cash equivalents and investments consist of commercial paper, government and government agency debt securities, money market investments and certificates of deposit. Interest expense includes interest accrued on our senior secured term loan and our mortgage loan related to our Corvallis, Oregon property. Rental income is from leasing excess space in some of our facilities.

For the three and six months ended June 30, 2017, interest income and other, net was approximately $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2016, interest expense and other, net was approximately $0.2 million and $0.3 million, respectively. The favorable changes for both periods primarily reflected increased interest income from higher balances of cash, cash equivalent and investments.

Income tax expense

Corresponding to the gain from sale of the PRV, the income tax benefit for the three months ended June 30, 2017 was approximately $0.1 million and the income tax expense for the six months ended June 30, 2017 was $1.9 million, primarily related to alternative minimum tax. Income tax expenses for the same period in 2016 was zero as we were in a loss position.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2017	As of December 31, 2016	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$168,348	$122,420	$45,928	38%
Short-term investments	132,598	195,425	(62,827)	(32)%
Restricted cash and investments	784	11,479	(10,695)	(93)%
Total cash, cash equivalents and investments	$301,730	$329,324	$(27,594)	(8)%

Borrowings:
Current portion of long-term debt	$11,217	$10,108	$1,109	11%
Long-term debt	—	6,042	(6,042)	(100)%
Total borrowings	$11,217	$16,150	$(4,933)	(31)%

Working capital
Current assets	$390,585	$373,476	$17,109	5%
Current liabilities	65,960	75,422	(9,462)	(13)%
Total working capital	$324,625	$298,054	$26,571	9%

For the period ended June 30, 2017, our principal source of liquidity was derived from proceeds from the sale of the PRV, equity financings and product sales of EXONDYS 51. For the period ended December 31, 2016, our principal source of liquidity was from equity financings and product sales. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures and other working capital requirements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to generate revenues from sales of EXONDYS 51 and potential future products;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments;
•	the timing and costs associated with our clinical trials and preclinical studies;
•	the attainment of milestones and our obligations to make milestone payments to the BioMarin Parties, Summit, UWA and other institutions;

•	repayment of outstanding loans; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

Cash Flows

	For the Six Months Ended
	June 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(143,035)	$(103,972)	$(39,063)	38%
Investing activities	189,931	98,357	91,574	93%
Financing activities	(968)	37,130	(38,098)	(103)%
Increase in cash and cash equivalents	$45,928	$31,515	$14,413	46%

Operating Activities. Cash used in operating activities increased by $39.1 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. This was primarily due to unfavorable changes of $60.3 million in operating assets and liabilities primarily related to increases in accounts receivables and inventory as we launched EXONDYS 51 partially offset by an increase of $3.1 million in non-cash adjustments and a decrease of $19.2 million in operating loss driven by product sales for EXONDYS 51 partially offset by increases in research and development expenses and selling, general and administrative expenses.

Investing Activities. The cash provided by investing activities increased by $91.6 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. This was driven by proceeds of $125.0 million from sale of the PRV and increases of $62.8 million from the maturity of available-for-sale security and $10.7 million from the maturity of a restricted investment partially offset by increases of purchase of available-for-sales securities of $100.3 million, $5.7 million in purchases of property and equipment and $0.8 million in purchases of intangible assets.

Financing Activities. Cash used by financing activities for the six months ended June 30, 2017 was approximately $1.0 million. Cash provided by financing activities for the six months ended June 30, 2016 was approximately $37.1 million. The unfavorable change was primarily driven by gross proceeds of $37.5 million from sales of common stock in June 2016 and an increase of $2.5 million in repayments of long-term debt and notes payable partially offset by an increase of $1.9 million in proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program.

Milestone Obligations

As of June 30, 2017, we were obligated to make up to $743.5 million of future development, up-front royalty and sales milestone payments associated with certain of our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or sales milestones. For the three and six months ended June 30, 2017 and 2016, we recognized $22.0 million and $7.0 million milestone and up-front payment to Summit and UWA, respectively, as research and development expense.

Other Funding Commitments

As of June 30, 2017, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at our option. As of June 30, 2017, we have approximately $54.4 million in cancellable future commitments based on existing CRO contracts.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2017, we had approximately $301.7 million of cash, cash equivalents and investments, comprised of $168.3 million of cash and cash equivalents, $132.6 million of short-term investments and $0.8 million restricted cash and investments. Our cash equivalents and short-term investments consist of commercial paper, government and government agency debt securities, corporate bonds, money market investments and certificates of deposit. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2017, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On September 19, 2016, the FDA granted accelerated approval for EXONDYS 51 as a therapeutic treatment for DMD in patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 is currently commercially available in the U.S. only, although it is available in limited countries outside of the U.S. through our MAP. The commercial success of EXONDYS 51 continues to depend on a number of factors, including, but not limited to:

•	the effectiveness of our sales, managed markets, marketing efforts and support for EXONDYS 51;

•

the consistency of any new data we collect and analyses we conduct with prior results, whether they support a favorable safety and efficacy profile of EXONDYS 51 and any potential impact on our FDA accelerated approval status and/or FDA package insert for EXONDYS 51;

•

the effectiveness of our ongoing EXONDYS 51 commercialization activities, including negotiating and entering into any additional commercial, supply and distribution contracts, scaling up manufacturing and hiring any additional personnel as needed to support commercial efforts;

•

our ability to comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy and safety of EXONDYS 51 and acceptance of the same by the FDA and medical community since continued approval for this indication may be contingent upon verification of the clinical benefit in confirmatory trials;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;

•	the cost-effectiveness of EXONDYS 51 and whether we can consistently manufacture it in commercial quantities and at acceptable costs;

•	the rate and consistency with which EXONDYS 51 is prescribed by physicians, which depends on physicians’ views on the safety and efficacy of EXONDYS 51;

•

our ability to secure and maintain adequate reimbursement for EXONDYS 51, including during re-authorizations processes that may be required for patients who initially obtained coverage by third parties, including government payors, managed care organizations and private health insurers;

•	the development or commercialization of competing products or therapies for the treatment of DMD, or its symptoms;

•	our ability to increase awareness of the importance of genetic testing and knowing/understanding DMD mutations, and identifying and addressing procedural barriers to obtaining therapy;
•	our ability to remain compliant with laws and regulations that apply to us and our commercial activities;

•	the actual market-size for EXONDYS 51, which may be different than expected;

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

In addition, the process leading to a patient’s first infusion of EXONDYS 51 may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. As the launch of EXONDYS 51 continues to progress, we expect the variation among patients to decline, leading to a faster time to infusion. However, delays in the process prior to first infusion could negatively impact the sales of EXONDYS 51.

We may experience significant fluctuations in sales of EXONDYS 51 from period to period and, ultimately, we may never generate sufficient revenues from EXONDYS 51 to reach or maintain profitability or sustain our anticipated levels of operations.

We may not be able to expand the global footprint of or obtain any significant revenues from sales of eteplirsen outside of the U.S.

Although we initiated a limited launch of an ex-U.S. eteplirsen MAP, which we plan to expand to other jurisdictions in the future, and continue to pursue regulatory approval of eteplirsen in certain targeted jurisdictions, such as the EU and Israel, we may not be successful in expanding access to eteplirsen nor produce any significant revenues from eteplirsen sales outside of the U.S. for various reasons. For example, healthcare providers in MAP jurisdictions may not be convinced that their patients can benefit from eteplirsen or may prefer to wait until such time as eteplirsen is approved by a regulatory authority in their country before prescribing eteplirsen. Even if a healthcare provider is interested in obtaining access to eteplirsen for its patient through the MAP, the patient will not be able to obtain access to eteplirsen if payment for the drug is not secured, which may be difficult due to the cost of eteplirsen. Additionally, we may not be able to obtain regulatory approval in the jurisdictions we have targeted such as the EU if our product approval applications and data packages submitted to regulatory authorities and any additional data and analyses we submit in response to requests and concerns from regulatory authorities do not support or convince regulatory authorities of the safety and efficacy of eteplirsen. If we fail to obtain regulatory approvals, particularly for our eteplirsen MAA in the EU, our ability to make revenues from eteplirsen sales outside of the U.S. will be extremely limited. Even if we are successful in obtaining regulatory approval of eteplirsen outside of the U.S., our revenue earning capacity will depend on commercial and medical infrastructure, pricing and reimbursement negotiations and decisions with third party payors, including government payors. See “— Even though EXONDYS 51 has been approved for marketing in the U.S., we may never receive approval to commercialize EXONDYS 51 outside of the U.S.”

EXONDYS 51 may cause undesirable side effects or have other properties that could negatively impact its U.S. approval status and/or limit its commercial potential outside of the U.S.

If we or others identify previously unknown side effects, in particular if they are severe, or if known side effects are more frequent or severe than in the past, then:

•	sales of EXONDYS 51 may decrease;

•	regulatory approvals for EXONDYS 51 may be restricted, withdrawn or pending applications for approvals may be rejected;

•	we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals;

•	additional non-clinical or clinical studies, changes in labeling or changes to manufacturing processes, specifications and/or facilities may be required;
•	our reputation in the marketplace may suffer; and

•	government investigations or lawsuits, including class action suits, may be brought against us.

Any of the above occurrences would harm or prevent sales of EXONDYS 51, increase our expenses and impair our ability to successfully commercialize EXONDYS 51. Furthermore, as EXONDYS 51 is used in wider populations and in a less rigorously controlled environment than in clinical studies, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of EXONDYS 51 is associated with previously unknown serious adverse effects, undermining our commercialization efforts.

We currently rely on third parties to manufacture EXONDYS 51 and to produce our product candidates; our dependence on these parties, including any inability on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet commercial, MAP, clinical and pre-clinical product demand may impair the availability of product to successfully support various programs, including research and development and the potential commercialization of our product candidates.

We currently do not have the internal ability to undertake the manufacturing process for EXONDYS 51 or our product candidates in the quantities needed to meet commercial, clinical or MAP demand for EXONDYS 51, or to conduct our research and development programs and conduct clinical trials for our product candidates, including PPMO. Therefore, we rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), drug substance, API and drug product, as well as to perform additional steps in the manufacturing process, such as the filling and labeling of vials and storage of EXONDYS 51 and our product candidates. There are a limited number of third parties with facilities and capabilities suited for the manufacturing process of EXONDYS 51 and our product candidates, which creates a heightened risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. In addition, the process for adding new manufacturing capacity can be lengthy and could cause delays in our development efforts. Any interruption of the development or operation of those facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters such as earthquake or fire, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available EXONDYS 51, product candidates or materials.

If these third parties were to cease providing quality manufacturing and related services to us, and we are not able to engage appropriate replacements in a timely manner, our ability to manufacture EXONDYS 51 or our product candidates in sufficient quality and quantity required for our planned commercial, pre-clinical and clinical or MAP use of EXONDYS 51 would adversely affect our various product research, development and commercialization efforts.

We have, through our third party manufacturers, produced or are in the process of producing supply of our product candidates and EXONDYS 51, respectively, based on our current understanding of market demands and our anticipated needs for our research and development efforts, clinical trials, MAPs and commercial sales. In light of the limited number of third parties with the expertise to produce EXONDYS 51 and our product candidates, the lead time needed to manufacture them, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient commercial and other manufacturing arrangements on the commercially reasonable terms necessary to provide adequate supply of EXONDYS 51 and our other product candidates to meet demands that meet or exceed our projected needs. Furthermore, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process for EXONDYS 51 and our product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which could impact our ability to execute our business plans on expected or required timelines in connection with the commercialization of EXONDYS 51 and the continued development of our product candidates, including our follow-on exon-skipping product candidates and PPMO. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and /or substantial termination penalties, which could have a material adverse effect on our business prior to and after commercialization.

The third parties we use in the manufacturing process for EXONDYS 51 and our product candidates may fail to comply with cGMP regulations.

Our contract manufacturers are required to produce our materials, APIs and drug products under current Good Manufacturing Practice regulations (“cGMP”). We and our contract manufacturers are subject to periodic inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. While we work diligently with all contract manufacturers to maintain full compliance, we do not have direct control over a third party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of EXONDYS 51 and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. The failure to achieve and maintain compliance with cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in product recalls, clinical holds, delayed or withheld approvals, patient injury or death. This risk is particularly heightened as we optimize manufacturing for follow-on exon skipping products and next-generation technologies such as PPMO. If our contract manufacturers fail to adhere to applicable cGMP and other applicable government regulations, or experience manufacturing problems, we will suffer significant consequences, including product seizures or recalls, postponement or cancellation of clinical trials, loss or delay of product approval, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, the success of our commercialization of EXONDYS 51 and/or our development efforts for our product candidates, including PPMO, could be significantly delayed, fail or otherwise be negatively impacted.

We may not be able to successfully scale up manufacturing of EXONDYS 51 or our product candidates in sufficient quality and quantity or within sufficient timelines, or be able to secure ownership of intellectual property rights developed in this process, which could negatively impact the commercial success of EXONDYS 51 and/or the development of our product candidates and next generation chemistries like PPMO.

We are working to increase manufacturing capacity and scale up production of some of the components of our drug products. During the remainder of 2017, our focus remains on (i) achieving larger-scale manufacturing capacity for EXONDYS 51 throughout the manufacturing supply chain (ii) continuing to increase material and API production capacity to provide the anticipated amounts of drug product needed for our planned studies for our product candidates and (iii) optimizing manufacturing for our follow-on exon skipping product candidates, including PPMO. We may not be able to successfully increase manufacturing capacity or scale up the production of materials, APIs and drug products, whether in collaboration with third party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements, in a cost-effective manner, in a time frame required to meet our timeline for commercialization, clinical trials and other business plans, or at all. Compliance with cGMP requirements and other quality issues may arise during our efforts to increase manufacturing capacity and scale up production with our current or any new contract manufacturers. These issues may arise in connection with the underlying materials, the inherent properties of EXONDYS 51 or a product candidate, EXONDYS 51 or a product candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the APIs or finished drug product. In addition, in order to release EXONDYS 51 for commercial use and demonstrate stability of product candidates for use in clinical trials (and any subsequent drug products for commercial use), our manufacturing processes and analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate, or maintain validation of, our manufacturing processes and analytical methods or demonstrate adequate purity, stability or comparability of EXONDYS 51 or our product candidates in a timely or cost-effective manner, or at all. If we are unable to successfully validate our manufacturing processes and analytical methods or to demonstrate adequate purity, stability or comparability, the commercial availability of EXONDYS 51 and the continued development and/or regulatory approval of our product candidates, including PPMO, may be delayed or otherwise negatively impacted, which could significantly harm our business.

During work with our third party manufacturers to increase and optimize manufacturing capacity and scale up production, it is possible that they could make proprietary improvements in the manufacturing and scale-up processes for EXONDYS 51 or our product candidates, including PPMO. We may not own or be able to secure ownership of such improvements or may have to share the intellectual property rights to those improvements. Additionally, it is possible that we will need additional processes, technologies and validation studies, which could be costly and which we may not be able to develop or acquire from third parties. Any failure to secure the intellectual rights required for the manufacturing process needed for large-scale clinical trials or commercialization of EXONDYS 51 or the continued development of our product candidates, including PPMO, could cause significant delays in our business plans or otherwise negatively impact the commercialization of EXONDYS 51 or the continued development of our product candidates, including PPMO.

If we are unable to maintain our agreements with third parties to distribute EXONDYS 51 to patients, our results of operations and business could be adversely affected.

We rely on third parties to commercially distribute EXONDYS 51 to patients in the U.S. We have contracted with a third party logistics company to warehouse EXONDYS 51 and with specialty pharmacies to sell and distribute it to patients. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions that require a high level of patient education and ongoing management.

This distribution network requires significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from EXONDYS 51. If we are unable to effectively manage the distribution process, the sales of EXONDYS 51, as well as any future products we may commercialize, could be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

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

Any such events may result in decreased product sales, lower product revenue, loss of revenue, and/or reputational damage, which would harm our results of operations and business.

With respect to the distribution of eteplirsen to patients outside of the U.S., we have contracted with third party distributors and service providers to distribute eteplirsen in certain countries on a named patient basis and through our ex-U.S. MAP. We will need to build out our network for commercial distribution in any of the jurisdictions in which eteplirsen is approved, which will also require third party contracts. The use of distributors and service providers involves certain risks, including, but not limited to, risks that these organizations will not comply with applicable laws and regulations, or not provide us with accurate or timely information regarding serious adverse events and/or product complaints regarding eteplirsen. Any such events may result in regulatory actions that may include suspension or termination of the distribution and sale of eteplirsen in a certain country, loss of revenue, and/or reputational damage, which could harm our results of operations and business.

If we are unable to successfully maintain and further develop internal commercialization capabilities, sales of EXONDYS 51 may be negatively impacted.

We have hired and trained a commercial team and put in the organizational infrastructure we believe we need to support the commercial success of EXONDYS 51 in the U.S. Factors that may inhibit our efforts to maintain and further develop commercial capabilities include:

•	an inability to retain an adequate number of effective commercial personnel;

•

an inability to train sales personnel, who may have limited experience with our company or EXONDYS 51, to deliver a consistent message regarding EXONDYS 51 and be effective in convincing physicians to prescribe EXONDYS 51;

•

an inability to equip sales personnel with compliant and effective materials, including medical and sales literature to help them educate physicians and our healthcare providers regarding EXONDYS 51 and its proper administration and educate payors on the safety and efficacy profile of EXONDYS 51 to support favorable coverage decisions; and

•	unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization.

If we are not successful in maintaining an effective commercial, sales and marketing infrastructure, we will encounter difficulty in achieving, maintaining or increasing projected sales of EXONDYS 51 in the U.S., which would adversely affect our business and financial condition.

We are subject to uncertainty relating to reimbursement policies which, if not favorable for EXONDYS 51, could hinder or prevent EXONDYS 51’s commercial success.

Our ability to successfully maintain and/or increase EXONDYS 51 sales in the U.S. depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third party payors. Third party payors are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not be able to obtain or maintain adequate third party coverage or reimbursement for EXONDYS 51, or we may be required to sell EXONDYS 51 at an unsatisfactory price.

We expect that private insurers will continue to consider the efficacy, cost-effectiveness and safety of EXONDYS 51, including any new data and analyses that we are able to collect and make available in a compliant manner, in determining whether to approve reimbursement for EXONDYS 51 and at what levels. If any new data and information we collect is not favorable, third party insurers may make coverage decisions that negatively impact sales of EXONDYS 51. We continue to have discussions with payors, some of which may eventually deny coverage. We may not receive approval for reimbursement of EXONDYS 51 from additional private insurers on a satisfactory rate or basis, in which case our business would be materially adversely affected. In addition, obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we are not able to maintain favorable coverage decisions and/or fail to receive additional favorable coverage decisions from third party insurers, in particular during re-authorization processes for patients that have already initiated therapy. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payors limit the indications for which EXONDYS 51 will be reimbursed.

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

In some foreign countries, particularly Canada and the countries of Europe, Latin America and Asia Pacific, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take 12 to 24 months or longer after the receipt of regulatory approval and product launch. In order to obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to collect additional data, including conducting additional studies. Furthermore, several European countries have implemented government measures to either freeze or reduce pricing of pharmaceutical products. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

We expect to experience pricing pressures in connection with the sale of EXONDYS 51 and our future products due to a number of factors, including current and future healthcare reforms and initiatives by government health programs and private insurers (including managed care plans) to reduce healthcare costs.

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

Even though EXONDYS 51 received accelerated approval by the FDA as a treatment for DMD in patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping, it faces future post-approval development and regulatory requirements, which will present additional challenges we will need to successfully navigate.

On September 19, 2016, the FDA granted accelerated approval for EXONDYS 51 as a therapeutic treatment for patients with DMD who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This indication is based on an increase in dystrophin in skeletal muscles observed in some patients treated with EXONDYS 51. EXONDYS 51 will be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and we are required to submit additional safety, efficacy and other post-marketing information.

Continued approval for this indication is contingent upon completing various post-marketing requirements and commitments, including the requirement to conduct a randomized, controlled clinical trial to verify the drug’s clinical benefit. These post-approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of EXONDYS 51; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain positive safety and efficacy data from our ongoing and planned EXONDYS 51 studies, would lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51, and could also negatively impact a decision from EMA on our MAA. In addition, if additional data we collect on eteplirsen in connection with our MAA does not support the safety and efficacy or EXONDYS 51, our approval status in the U.S. could be negatively impacted.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Drug product manufacturers are required to continuously monitor and report adverse events from clinical trials and commercial use of the product. If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may require labeling changes implementation of risk evaluation and mitigation strategy program, or additional post-marketing studies or clinical trials.  If we or a regulatory agency discover previously unknown problems with a product, such as problems with a facility where the API or drug product is manufactured or tested, a regulatory agency may impose restrictions on that product and/or the manufacturer, including removal of specific product lots from the market, withdrawal of the product from the market, or suspension of manufacturing. Sponsors of drugs approved under FDA accelerated approval provisions also are required to submit to FDA, at least 30 days before initial use, all promotional materials intended for use after the first 120 days following marketing approval. If we or the manufacturing facilities for EXONDYS 51 fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In November 2016, we submitted a MAA for eteplirsen to the EMA. The application was validated in December 2016 and is currently under review. We believe that we submitted a robust package of clinical, dystrophin and safety data to support the review of eteplirsen; however, EMA may or could take a different view. We also believe that, in contrast to the FDA approval, the clinical data will be central in evaluating the application, while dystrophin will be supportive of the drug’s mechanism of action. Obtaining approval of an MAA or any other filing for approval in a foreign country is an extensive, lengthy, expensive and uncertain process, and the regulatory authority may reject a filing or delay, limit or deny approval of eteplirsen for many reasons, including:

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

•

regulatory authorities may conclude that data we submit to them, including data from clinical trials or any other additional data and analyses we submit in support of an approval or in response to requests from regulatory authorities, fail to demonstrate an appropriate level of safety or efficacy of eteplirsen or that eteplirsen’s clinical benefits outweigh its safety risks; or such regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials and require that we conduct one or more additional trials;

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

EXONDYS 51 is our first commercial product. As a result, our sales, marketing, managerial and other non-technical capabilities are relatively new in the U.S. and we are currently in the process of building a commercial sales force at risk in Europe. We plan to continue to build commercial infrastructure in the EU and in other key countries in order to be ready to launch eteplirsen with a relatively small specialty sales force in the event eteplirsen is ultimately approved in those jurisdictions. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to successfully fully develop this capability in a timely manner or at all. We anticipate building sales, medical, marketing, managerial, distribution and other capabilities across multiple jurisdictions to prepare for potential approvals ex-U.S. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize eteplirsen in such jurisdictions will be adversely affected. Even if we are able to effectively hire a sales force and develop a marketing and sales capabilities, our sales force may not be successful in commercializing eteplirsen or any other product candidate that we develop. If we are unable to establish adequate manufacturing, sales, marketing, supply and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable outside of the U.S.

EXONDYS 51 may not be widely adopted by patients, payors or healthcare providers, which would adversely impact our potential profitability and future business prospects.

EXONDYS 51’s commercial success, particularly in the near term in the U.S., depends upon its level of market adoption by patients, payors and healthcare providers. If EXONDYS 51 does not achieve an adequate level of market adoption for any reason, our potential profitability and our future business prospects will be severely adversely impacted. The degree of market acceptance of EXONDYS 51 depends on a number of factors, including:

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

•

the actual and perceived efficacy and safety profile of EXONDYS 51, particularly if unanticipated adverse events related to EXONDYS 51 treatment arise and create safety concerns among potential patients or prescribers or if new data and analyses we obtain for eteplirsen do not support, or are interpreted by some parties to not support, the efficacy of EXONDYS 51; and

•	the efficacy and safety of our other exon-skipping product candidates, including our exon 45 and exon 53 product candidates, and third parties’ competitive therapies.

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

We have been granted orphan drug exclusivity for EXONDYS 51 in the U.S. and an orphan drug designation for eteplirsen in the EU, however, there can be no guarantee that we will be able to maintain orphan exclusivity for these product candidates nor that we will receive orphan drug approval or exclusivity and prevent third parties from developing and commercializing products that are competitive to EXONDYS 51 or our other product candidates.

To date, we have been granted orphan drug exclusivity for EXONDYS 51 in the U.S and an orphan drug designation in the EU for eteplirsen. Product candidates granted orphan status in Europe can be provided with up to ten years of marketing exclusivity, meaning that another application for marketing authorization of a later, similar medicinal product for the same therapeutic indication will generally not be approved in Europe during that time period. Although we may have product candidates that obtain orphan drug exclusivity in Europe, the orphan status and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product ( e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

As discussed above, we are not guaranteed to receive or maintain orphan status for our current or future product candidates, and if our product candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the EU, our business and operations could be adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the EU for the time periods specified above upon approval, we would not be able to exclude other companies from obtaining regulatory approval of products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. In addition, we cannot guarantee that another company will not receive approval to market a product candidate that is granted orphan drug status in the U.S. or the EU for the same drug and orphan indication as any of our product candidates for which we plan to file an NDA or MAA. If that were to happen, any pending NDA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable.

If we are unable to maintain orphan drug exclusivity for EXONDYS 51 in the U.S., we may face increased competition.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the U.S. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition generally receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. This orphan drug exclusivity prevents the approval of another drug containing the same active moiety used for the same orphan indication, except in circumstances where, based on the FDA’s determination, a subsequent drug is safer, more effective or makes a major contribution to patient care, or if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. EXONDYS 51 was granted orphan drug exclusivity in the U.S. through September 19, 2023 for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent drug containing the same active moiety for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of EXONDYS 51 are available to meet patient demand. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active moiety or from approving a drug containing the same active moiety for a different indication. If a subsequent drug is approved for marketing for the same or similar indication, we may face increased competition, and our revenues from the sale of EXONDYS 51 will be adversely affected.

We could incur significant liability if it is determined that we are promoting any “off-label” use of EXONDYS 51.

Physicians are permitted to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do generally prohibit advertising and promotion of off-label uses of approved drug products or promotion of an approved drug on information that is not in the final, FDA-approved label for a product and restrict communications on off-label use. Accordingly, we may not promote EXONDYS 51 in the U.S. for use in any indications other than for the treatment of DMD in patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. Additionally, we face limitations on our ability to promote EXONDYS 51 based on any information that is not included in the final FDA-approved label, including previously published clinical data. The FDA and other regulatory authorities actively enforce laws and regulations prohibiting promotion of a product for off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted its drug product will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products and recent FDA guidance suggests that there are circumstances in which the Agency would not object to the promotion of certain information that is not included in the approved labeling but that is consistent with the approved labeling. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices. Although we have established a compliance program and continue to enhance it to ensure that all such activities are performed in a legal and compliant manner, EXONDYS 51 is our first commercial product which could increase risk of non-compliance with our internal compliance policies and applicable rules and regulations, which could negatively impact our business.

Most of our product candidates are at an early stage of development and may never receive regulatory approval.

Other than EXONDYS 51, which the FDA approved for use in the U.S. in September 2016 and for which we filed an MAA in November 2016 with the EMA, our most advanced product candidates are exon 45 and 53 skipping products. We are in the process of conducting, starting or planning various EXONDYS 51 clinical studies including studies that are required to comply with regulatory NDA and/or MAA filing requirements as well as studies we need to conduct to comply with our post-marketing FDA requirements/commitments to verify and describe clinical benefit. The exon 53-skipping product candidate, which we are working on with the SKIP-NMD consortium, is currently in the clinic in EU. The Part I dose-titration portion of this Phase 1/2a study has been completed and Part II open label portion of the study is ongoing. We have also completed the dose titration portion and are conducting the open-label portion of a study for our exon 45-skipping product candidate. Additionally, we are enrolling patients in the U.S. and working towards initiating sites in the EU, Israel and Canada for a clinical trial using exon 45- and 53-skipping product candidates, which we refer to as the ESSENCE study. The remainder of our product candidates are in discovery or early stages of development. These product candidates will require significant further development, financial resources and personnel to develop into commercially viable products and obtain regulatory approval, if at all. Currently, our exon 45-skipping product candidate and the exon 53-skipping product candidate we are developing with the SKIP-NMD consortium, each for DMD, are in active clinical development. Our other product candidates, including our anti-bacterials and AVI-7537 in Ebola and AVI-7288, are in discovery, pre-clinical development or inactive. Given the FDA approval of EXONDYS 51, we expect that much of our effort and many of our expenditures over the next several years will be devoted to clinical development and regulatory activities associated with EXONDYS 51 and other exon-skipping candidates as part of our larger follow-on exon strategy in DMD, our other disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. We may be delayed, restricted, or unable to further develop our active and other product candidates or successfully obtain approvals needed to market them. Although EXONDYS 51 was approved under accelerated approval by the FDA in the U.S., we may not be able to obtain an approval of EXONDYS 51 in the EU.

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

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by applicable local, regional and national regulatory authorities and regulations may differ from jurisdiction to jurisdiction. In the U.S., approvals and oversight from federal (e.g., FDA), state and other regulatory authorities are required for these activities. Sale and marketing of our product candidates in the U.S. or other countries is not permitted until we obtain the required approvals from the applicable regulatory authorities. Our ability to obtain the government or regulatory approvals required to commercialize any of our product candidates in any jurisdiction, including in the U.S. or the EU, cannot be assured, may be significantly delayed or may never be achieved for various reasons including the following:

•

Our non-clinical, clinical, Chemistry, Manufacturing and Controls and other data and analyses from past, current and future studies for any of our product candidates may not be sufficient to meet regulatory requirements for marketing application approvals. The regulatory authorities could disagree with our interpretations and conclusions regarding data we provide in connection with NDA or MAA submissions for one or more of our product candidates, and may delay, reject or refuse to accept for review, or approve any NDA or MAA submission we make or identify additional requirements for product approval to be submitted upon completion, if ever. In addition, in the U.S., an FDA advisory committee could determine that our data are insufficient to provide a positive recommendation for approval of any NDA we submit to the FDA. Even if we meet FDA requirements and an advisory committee votes to recommend approval of an NDA submission, the FDA could still disagree with the advisory committee’s recommendation and deny approval of a product candidate based on their review.

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

•

We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates. Any failure on our part to respond to these requirements in a timely and satisfactory manner could significantly delay or negatively impact confirmatory study timelines and/or the development plans we have for the exon 53- and exon 45-skipping or other product candidates. Responding to requests from regulators and meeting requirements for clinical studies, submissions and approvals may require substantial personnel, financial or other resources, which, as a small biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third party vendors and associates may be complicated by our own limitations and those of the parties we work with. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including guidance related to clinical trial design with respect to any NDA or MAA submissions.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid or other third party payors that are false or fraudulent;

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

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals to the federal government for re-disclosure to the public; and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and health care providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

•

negotiate contracts and other related documents with clinical trial parties and institutional review boards, such as informed consents, CRO agreements and site agreements, which can be subject to extensive negotiations that could cause significant delays in the clinical trial process, with terms possibly varying significantly among different trial sites and CROs and possibly subjecting the Company to various risks;

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

We incurred an operating loss of $63.3 million for the three months ended June 30, 2017. Our accumulated deficit was $1.1 billion as of June 30, 2017. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. We have not yet generated significant revenues from product sales and have generally incurred expenses related to research and development of our technologies and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and/or as we:

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

We will likely require additional capital from time to time in the future in order to meet FDA post-marketing approval requirements and market and sell EXONDYS 51 as well as continue the development of product candidates in our pipeline, to expand our product portfolio and to continue or enhance our business development efforts. The actual amount of funds that we may need and the sufficiency of the capital we have or are able to raise will be determined by many factors, some of which are in our control and others that are beyond our control. The Company and our board of directors continue to assess optimization in the size and structure of the Company as well as in its strategic plans. For example, in March 2016, we announced a long-term plan to consolidate facilities within Massachusetts and closing our Corvallis, Oregon offices by end of that year. In June 2017, we announced the opening of our research and manufacturing center in Andover, Massachusetts. In addition, we recently established our European headquarters in Zug, Switzerland. Any failure on our part to strategically and successfully manage the funds we raise, with respect to factors within our control, could impact our ability to successfully commercialize EXONDYS 51 and continue developing our product candidates. Some of the factors partially or entirely outside of our control that could impact our ability to raise funds, as well as the sufficiency of funds the Company has to execute its business plans successfully, include the success of our research and development efforts, the status of our pre-clinical and clinical testing, costs and timing relating to securing regulatory approvals and obtaining patent rights, regulatory changes, competitive and technological developments in the market, regulatory decisions, and any commercialization expenses related to any product sales, marketing, manufacturing and distribution. An unforeseen change in these factors, or others, might increase our need for additional capital.

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

Our indebtedness resulting from our Amended and Restated Credit and Security Agreement and new Revolving Credit Agreement and security agreement with MidCap could adversely affect our financial condition or restrict our future operations.

On July 18, 2017, we entered into (i) an the Amended and Restated Credit and Security Agreement with MidCap that provides a term loan of $60.0 million, (ii) the Revolving Credit Agreement that provides a revolving loan commitment of $40.0 million (which may be increased by an additional tranche of $20.0 million), (iii) an amendment to the pledge agreement related to the Amended and Restated Credit and Security Agreement and (iv) a pledge agreement related to the Revolving Credit Agreement.  Our agreements with MidCap create limitations on us, including:

•	requiring us to maintain pledge cash and certain other assets in favor of MidCap during the term of the agreements;
•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•	placing us at a competitive disadvantage compared to our competitors who have less debt or competitors with comparable debt at more favorable interest rates;

•

limiting our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes; and

•	resulting in an acceleration of the maturity of such term loans upon the occurrence of a material adverse change or another default under the agreements with MidCap.

Any of these factors could materially and adversely affect our business, financial condition and results of operations.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. Such estimates and judgments include revenue recognition, inventory, valuation of stock-based awards, research and development expenses and income tax. We base our estimates on historical experience, facts and circumstances known to us and on various other assumptions that we believe to be reasonable under the circumstances. We cannot provide assurances, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. If this is the case, we may be required to restate our consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline, which could in turn subject us to securities class action litigation.

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

On April 24, 2017, Dr. Edward M. Kaye informed our board of directors of his intention to resign as President and Chief Executive Officer. On June 26, 2017, Dr. Kaye tendered his resignation as President and Chief Executive Officer effective on that date. Also on June 26, 2017, due to Dr. Kaye’s resignation as President and Chief Executive Officer and as required by the terms of his employment agreement, Dr. Kaye tendered his resignation as a director of the Company, effective upon a date to be determined by the board of directors or the board’s Nominating and Corporate Governance Committee. On June 26, 2017, the board of directors also appointed Douglas S. Ingram to serve as the Company’s President and Chief Executive Officer. Mr. Ingram was also elected to the board of directors as a Group I director who will hold office as a director until the Company’s 2018 annual meeting of stockholders or until his successor is earlier elected.

While Dr. Kaye is expected to serve us in an advisory capacity to ensure a smooth transition, we cannot guarantee that the transition to the new Chief Executive Officer will be smooth, successful or will not result in a negative impact to the Company. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Our business operations are dependent upon our Chief Executive Officer to learn his new role.

We have a new Chief Executive Officer who started on June 26, 2017. As Mr. Ingram gains experience in his role, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity with business processes, operating requirements, policies and procedures, and key information technologies and related infrastructure used in our day-to-day operations and we may experience additional costs as the new Chief Executive Officer learns his role and gains necessary experience. It is important to our success that the Chief Executive Officer quickly adapts to and excels in his new role. If he is unable to do so, our business, financial results and stock price could be materially adversely affected.

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

We may not be able to obtain and maintain patent protection for our product or product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. Additionally, in order to maintain or obtain freedom to operate for our products and product candidates, we may incur significant expenses, including those associated with entering into agreements with third parties that require milestone and royalty payments. For example, on July 17, 2017, we and The University of Western Australia on the one hand, and the BioMarin Parties and AZL on the other hand, executed a Settlement Agreement pursuant to which all existing efforts pursuing ongoing litigation, opposition and other administrative proceedings would be stopped as between the Settlement Parties and the Settlement Parties would cooperate to withdraw the Actions before the European Patent Office (except for actions involving third parties), the USPTO, the U.S. Court of Appeals for the Federal Circuit and the High Court of Justice of England and Wales, except for the cross-appeal of the Interlocutory Decision of the Opposition Division dated April 15, 2013 of the European Patent Office of EP 1619249B1 in which we will withdraw our appeal and the BioMarin Parties and AZL will continue with its appeal, with us having the right to provide input of the appeal. Any adverse rulings on the appeal could come at any time and, if negative, could adversely affect our business and result in a decline in our stock price. Defending our patent positions may continue to require significant financial resources and could negatively impact other Company objectives. In addition, the expected benefits and opportunities related to the Settlement Agreement and the License Agreement may not be realized or may take longer to realize than expected due to challenges and uncertainties regarding the sales of EXONDYS 51, the research and development of future exon-skipping products, BioMarin’s retained rights to convert the exclusive patent license under the Settlement Agreement to a co-exclusive license, BioMarin continuing certain oppositions and appeals, and patent oppositions that have been filed by other third parties, and patent oppositions and other patent challenges that may be filed by third parties in the future.

The DMD patent landscape is continually evolving, and we may be able to assert that certain activities engaged in by third parties infringe on our current or future patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. As such, the patents and patent applications that we own or license and rely on for exclusivity for our product candidates may be challenged.  In the U.S., our patents may be challenged in an Inter Partes Review proceeding or other related proceeding.  In other countries, other procedures are available for a third party to challenge the validity of our patent rights.  For instance, we have rights to European Patent No. 2206781, which protects SRP-4053. This patent was opposed at the European Patent Office. We filed our response to the opponent’s opposition statement and the European Patent Office issued a summons for oral proceeding.  The outcome and timing of a final written decision from the European Patent Office cannot be predicted or determined as of the date of this report.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other RNA technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with EXONDYS 51 or our follow on exon-skipping product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Wave Life Sciences, Daiichi Sankyo and Nippon Shinyaku Co. Ltd. share a focus on RNA-targeted drug discovery and development. Competitors with respect to EXONDYS 51 or our product candidates include Nippon Shinyaku, Daiichi Sankyo, Wave Life Sciences and Shire plc; and other companies such as PTC have also been working on DMD programs. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Pfizer, Inc., Bristol-Myers Squibb, Roche, Biogen Idec, Inc., Ionis Pharmaceuticals, Inc., Alexion

Pharmaceuticals, Inc., Sanofi, Eli Lilly, Alnylam, Moderna Therapeutics, Inc., Summit, Akashi, Catabasis, and Oxford University. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

If any of our competitors are successful in obtaining regulatory approval for any of their product candidates, it may limit our ability to gain or keep market share in the DMD space or other diseases targeted by our exon-skipping platform and product candidate pipeline.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of EXONDYS 51 patients, clinical trial participants and employees. Similarly, our third party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at third party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last fifteen months, our stock has increased as much as 74% in a single day or decreased as much as 44% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

As of June 30, 2017, there were approximately 55.3 million shares of common stock outstanding and outstanding awards to purchase 10.1 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2017, there were approximately 2.2 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, approximately 0.3 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and approximately 0.9 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 3, 2017	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1	Amendment No. 1 to the License and Collaboration Agreement between Summit (Oxford) Ltd. and Sarepta Therapeutics Inc. dated June 13, 2017					X
10.2†	Employment Agreement, dated as of June 26, 2017, between Sarepta Therapeutics, Inc. and Douglas S. Ingram	8-K	001-14895	10.1	6/28/2017
10.3†	Change in Control and Severance Agreement by and between Douglas S. Ingram and Sarepta Therapeutics, Inc., effective June 26, 2017	8-K	001-14895	10.2	6/28/2017
10.4†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.3	6/28/2017
10.5†	Restricted Stock Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.4	6/28/2017
10.6†	Performance Stock Option Award Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.5	6/28/2017

10.7

Settlement Agreement between Sarepta Therapeutics, Inc., Sarepta International C.V. and The University of Western Australia on the one hand, and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017

						X

10.8*

License Agreement between Sarepta Therapeutics, Inc. and Sarepta International C.V. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017

						X
10.9	Amended and Restated Credit and Security Agreement between Sarepta Therapeutics, Inc. and MidCap Financial Trust dated July 18, 2017					X
10.10	Revolving Credit and Security Agreement between Sarepta Therapeutics, Inc. and MidCap Financial Trust dated July 18, 2017					X
10.11	Amendment to the Pledge Agreement related to the Amended and Restated Credit and Security Agreement between Sarepta Therapeutics, Inc. and MidCap Financial Trust dated July 18, 2017					X
10.12	Pledge Agreement related to the Revolving Credit Agreement between Sarepta Therapeutics, Inc. and MidCap Financial Trust dated July 18, 2017					X
31.1	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	Confidential treatment has been requested for portions of this exhibit.
**

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