Form 10-Q
period 2017-09-30
Sarepta Therapeutics, Inc.
filed 2017-11-01
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	64,632,001
(Class)	(Outstanding as of October 26, 2017)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares and per share amounts)

	As of September 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$617,630	$122,420
Short-term investments	—	195,425
Accounts receivable	24,751	5,228
Inventory	64,693	12,813
Restricted investment	—	10,695
Asset held for sale	1,501	—
Other current assets	27,033	26,895
Total current assets	735,608	373,476
Restricted cash and investments	784	784
Property and equipment, net of accumulated depreciation of $34,677 and $30,346 as of September 30, 2017 and December 31, 2016, respectively	38,872	37,801
Intangible assets, net of accumulated amortization of $3,762 and $3,134 as of September 30, 2017 and December 31, 2016, respectively	14,029	8,076
Other non-current assets	10,988	3,967
Total assets	$800,281	$424,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,317	$29,690
Accrued expenses	55,752	31,016
Current portion of long-term debt	4,732	10,108
Deferred revenue	3,303	3,303
Other current liabilities	1,366	1,305
Total current liabilities	70,470	75,422
Long-term debt	26,550	6,042
Deferred rent and other	6,105	5,949
Total liabilities	103,125	87,413
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 64,567,418 and 54,759,234 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	5
Additional paid-in capital	1,890,172	1,503,126
Accumulated other comprehensive loss	(12)	(120)
Accumulated deficit	(1,193,010)	(1,166,320)
Total stockholders’ equity	697,156	336,691
Total liabilities and stockholders’ equity	$800,281	$424,104

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product, net	$45,954	$—	$97,307	$—
Total revenues	45,954	—	97,307	—
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	3,078	—	3,807	—
Research and development	34,239	34,349	122,266	117,523
Selling, general and administrative	28,176	22,184	90,461	60,812
Settlement and license charges	25,588	—	28,427	—
Amortization of in-licensed rights	780	—	837	—
Total cost and expenses	91,861	56,533	245,798	178,335
Operating loss	(45,907)	(56,533)	(148,491)	(178,335)
Other income (loss):
Gain from sale of Priority Review Voucher	—	—	125,000	—
Interest income (expense) and other, net	184	(209)	703	(478)
Total other income (loss)	184	(209)	125,703	(478)
Loss before income tax expense	(45,723)	(56,742)	(22,788)	(178,813)
Income tax expense	2,011	—	3,902	—
Net loss	(47,734)	(56,742)	(26,690)	(178,813)
Other comprehensive income (loss):
Unrealized gain (loss) on cash equivalents and short-term investments	26	(1)	108	111
Total other comprehensive income (loss)	26	(1)	108	111
Comprehensive loss	$(47,708)	$(56,743)	$(26,582)	$(178,702)
Net loss per share - basic and diluted	$(0.78)	$(1.18)	$(0.47)	$(3.83)
Weighted average number of shares of common stock outstanding for computing basic and diluted net loss per share	61,528	48,254	57,166	46,709

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(26,690)	$(178,813)
Adjustments to reconcile net loss to cash flows from operating activities:
Gain from sale of Priority Review Voucher	(125,000)	—
Depreciation and amortization	5,968	3,947
(Accretion of discount) amortization of premium on available-for- sale securities and non-cash interest	(144)	473
Loss on disposal of assets	792	45
Stock-based compensation	23,099	23,093
Non-cash restructuring expenses	—	504
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(19,523)	(9)
Net increase in inventory	(51,880)	(2,921)
Net increase in other assets	(7,319)	(8,203)
Net decrease in accounts payable, accrued expenses, deferred revenue and other liabilities	(241)	(2,703)
Net cash used in operating activities	(200,938)	(164,587)
Cash flows from investing activities:
Purchase of property and equipment	(8,101)	(2,427)
Purchase of intangible assets	(8,591)	(1,093)
Purchase of available-for-sale securities	(100,348)	—
Proceeds from sale of Priority Review Voucher	125,000	—
Maturity of restricted investment	10,695	—
Maturity and sale of available-for-sale securities	296,225	112,101
Net cash provided by investing activities	314,880	108,581
Cash flows from financing activities:
Proceeds from July 2017 Term Loan (defined in Note 12), net of cash debt issuance costs	29,620	—
Proceeds from revolving line of credit	24,000	—
Payments on June 2015 Term Loan (defined in Note 12) and mortgage loans	(15,081)	(5,076)
Payments on revolving line of credit	(23,008)	—
Proceeds from sales of common stock, net of offering costs	353,959	364,951
Proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program	11,779	10,967
Net cash provided by financing activities	381,269	370,842
Increase in cash and cash equivalents	495,211	314,836
Cash, cash equivalents and restricted cash:
Beginning of period	122,556	80,440
End of period	617,767	395,276
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$924	$1,199
Supplemental schedule of non-cash investing activities and financing activities:
Shares withheld for taxes	$1,791	$1,955
Intangible assets included in accrued expenses	$258	$1,230
Reclassification of software licenses	$204	$—
Property and equipment reclassified to asset held for sale	$1,529	$—
Accrual for debt issuance costs related to the term loans	$600	$400
Accrual for offering costs related to equity offerings	$25	$222
Property and equipment included in accrued expenses	$385	$—

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

In November 2016, the Company submitted a marketing authorization application (“MAA”) for eteplirsen to the European Medicine Agency (“EMA”) and the application was validated in December 2016. The Company continues to work with the EMA during their review process and anticipate they will complete their review and make a final decision on the approvability of the Company’s MAA for eteplirsen in the first half of 2018.

The Company has also initiated a market access program (“MAP”) for eteplirsen in select countries in Europe, North America, South America and Asia where it currently has not been approved. The MAP provides a mechanism through which physicians can prescribe eteplirsen, within their professional responsibility, to patients who meet pre-specified medical and other criteria and can secure funding. The Company has commenced shipments through the MAP and continue to expand the MAP to include more countries. In addition, the Company contracted with third party distributors and service providers to distribute eteplirsen in certain areas outside the U.S., such as Israel and certain countries in the Middle East, on a named patient basis.

As of September 30, 2017, the Company had approximately $618.4 million of cash, cash equivalents and investments, consisting of $617.6 million of cash and cash equivalents and $0.8 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private financings, seek additional government funding and establish collaborations with or license its technology to other companies.

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

As of September 30, 2017, the majority of the Company’s accounts receivable have arisen from product sales in the U.S. and all customers have standard payment terms which generally require payment within 30 to 60 days. Three individual customers accounted for 50%, 32% and 18% of net U.S. product revenues and 66%, 21% and 13% of accounts receivable from product sales, respectively. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of September 30, 2017, the Company believes that such customers are of high credit quality.

As of September 30, 2017, the Company’s money market funds, commercial paper and government and governmental agency bonds were concentrated at two financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2016.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments in this update requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2017. This guidance was applied using a retrospective transition method for each period and, accordingly, the Company included approximately $0.1 million of restricted cash in cash and cash equivalents as of the beginning and ending periods in the accompanying unaudited condensed consolidated statements of cash flows.

During the second quarter of 2017, the Company granted its new CEO 3,300,000 options with service and market conditions. A market condition relates to the achievement of a specified price of the Company’s common stock, a specified amount of intrinsic value indexed to the Company’s common stock or a specified price of the Company’s common stock in terms of other similar equity shares. The grant date fair value for the options with service and market conditions is determined by a lattice model with Monte Carlo simulations and, with consideration given to estimated forfeitures, is recognized as stock-based compensation expense on a straight-line basis over the service period.

There have not been any other material changes to the Company’s accounting policies as of September 30, 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. As of September 30, 2017, the Company has not elected to early adopt this guidance and does not expect the adoption of this guidance to have any impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes Topic 840, “Leases”. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities. As of September 30, 2017, the Company has not elected to early adopt this guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”. Under the new guidance, a company is required to recognize revenue when it transfers goods or renders services to customers at an amount that it expects to be entitled to in exchange for these goods or services. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative catch upon adoption transition method. This guidance was originally intended to be effective for the fiscal years beginning after December 15, 2016, with early adoption not permitted. In August 2015, the

FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which states that the mandatory effective date of this new revenue standard will be delayed by one year, with early adoption only permitted in fiscal year 2017. During the second quarter of 2016, the FASB issued three amendments to the new revenue standard to address some application questions: ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09”, and ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. These three amendments will be effective upon adoption of Topic 606. The Company is currently reviewing the new standards as compared to its current accounting policies with respect to its product revenues and a review of its customer contracts is also in process. During the last quarter of 2017, the Company plans to finalize its review of product revenues in the U.S. as well as revenue streams from its MAPs to determine the impact that this standard may have on its results of operations, financial position and disclosures. As of September 30, 2017, the Company has determined that it will utilize the full retrospective adoption method but has not finalized the effect that the adoption of this guidance will have on its consolidated financial statements.

Reclassification

The Company has revised the presentation as well as the captions of certain accrued expenses in Note 11, Accrued Expenses to the unaudited condensed consolidated financial statements to conform to the current period presentation. “Product revenue related reserves” of $0.3 million as of December 31, 2016 has been reclassified from “Other” of $3.6 million and presented separately in the accrued expenses table. The reclassification had no impact on total current liabilities or total liabilities.

Subsequent Events

The Company evaluated subsequent events from September 30, 2017 through the date of issuance of this report and concluded that no subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

3. LITIGATION SETTLEMENT AND LICENSE AGREEMENTS

In July 2017, the Company and the University of Western Australia (“UWA”) entered into a settlement agreement with BioMarin Leiden Holding BV, its subsidiaries BioMarin Nederlands BV and BioMarin Technologies BV (collectively, “BioMarin”). On the same day, the Company entered into a license agreement with BioMarin and Academisch Ziekenhuis Leiden (“AZL”) (collectively with the Company, UWA and BioMarin, the “Settlement Parties”). Under these agreements, BioMarin agreed to provide the Company with an exclusive license to certain intellectual property with an option to convert the exclusive license into a co-exclusive license and the Settlement Parties agreed to stop most existing efforts to continue with ongoing litigation and opposition and other administrative proceedings concerning BioMarin’s intellectual property. Under terms of the agreements, the Company agreed to make total up-front payments of $35.0 million upon execution of the agreements, consisting of $20.0 million under the settlement agreement and $15.0 million under the license agreement. Additionally, the Company may be liable for up to approximately $65.0 million in regulatory and sales milestones for eteplirsen as well as exon 45 and exon 53 skipping product candidates. BioMarin will also be eligible to receive royalty payments, ranging from 4% - 8%, for exon 51 skipping products, exon 45 skipping products and exon 53 skipping products. The royalty terms under the license agreement will expire in December 2023 in the U.S. and September 2024 in the EU.

In July 2017, the Company made the cash payment of $35.0 million to BioMarin. Accordingly, as of September 30, 2017, the Company has recorded an intangible asset in the U.S. of $6.6 million on its unaudited condensed consolidated balance sheet. For the three and nine months ended September 30, 2017, the Company recorded $25.6 million and $28.4 million settlement and license charges, respectively, in its unaudited condensed consolidated statements of operations and comprehensive loss.

The intangible asset represents the fair value of the U.S. license to BioMarin’s intellectual property related to EXONDYS 51, which was determined by an income-based approach, and will be amortized on a straight-line basis over the remaining life of the patent. For both the three and nine months ended September 30, 2017, the Company recognized intangible asset amortization expense and royalties of approximately $0.8 million and $2.3 million, respectively. The royalties are included in cost of sales in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

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

5. FAIR VALUE MEASUREMENTS

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$360,612	$360,612	$—	$—
Commercial paper	83,506	—	83,506	—
Government and government agency bonds	113,934	—	113,934	—
Certificates of deposit	648	648	—	—
Total assets	$558,700	$361,260	$197,440	$—

	Fair Value Measurement as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$1,147	$1,147	$—	$—
Commercial paper	69,304	—	69,304	—
Government and government agency bonds	105,287	—	105,287	—
Corporate bonds	20,834	—	20,834	—
Certificates of deposit	11,343	11,343	—	—
Total assets	$207,915	$12,490	$195,425	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certificates of deposit. Money market funds are publicly traded mutual funds and are presented as cash equivalents in the unaudited condensed consolidated balance sheets as of September 30, 2017.

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

6. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. There were no available-for-sale securities as of September 30, 2017. The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2016 was approximately four months.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$420,190	$—	$—	$420,190
Commercial paper	83,516	—	(10)	83,506
Government and government agency bonds	113,936	1	(3)	113,934
Total assets	$617,642	$1	$(13)	$617,630
As reported:
Cash and cash equivalents	$617,642	$1	$(13)	$617,630
Total assets	$617,642	$1	$(13)	$617,630

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$122,420	$—	$—	$122,420
Commercial paper	69,355	—	(51)	69,304
Government and government agency bonds	105,340	—	(53)	105,287
Corporate bonds	20,850	—	(16)	20,834
Total assets	$317,965	$—	$(120)	$317,845
As reported:
Cash and cash equivalents	$122,420	$—	$—	$122,420
Short-term investments	195,545	—	(120)	195,425
Total assets	$317,965	$—	$(120)	$317,845

7. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The Company’s accounts receivable arise from product sales, government research contracts and other grants. They are generally stated at the invoiced amount and do not bear interest.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of September 30, 2017, the credit profiles for the Company’s customers are deemed to be in good standing and write-offs of accounts receivable are not considered necessary. Historically, no accounts receivable amounts related to government research contracts and other grants have been written off and, thus, an allowance for doubtful accounts receivable related to government research contracts and other grants is not considered necessary.

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Product sales, net of reserves	$23,822	$4,002
Government contract receivables	929	1,226
Total accounts receivable	$24,751	$5,228

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit. The decrease in government contract receivables is related to contract finalization and subsequent collection of the European Union SKIP-NMD Agreement related to the Company’s exon 53 product candidate.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2016	$1	$238	$—	$67	$306
Provision	3,760	4,270	78	772	8,880
Payments/credits	(3,330)	(660)	(52)	(592)	(4,634)
Balance, as of September 30, 2017	$431	$3,848	$26	$247	$4,552

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Reduction to accounts receivable	$457	$1
Component of accrued expenses	4,095	305
Total reserves	$4,552	$306

8. INVENTORY

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

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Raw materials	$44,257	$9,531
Work in progress	20,144	3,175
Finished goods	292	107
Total inventory	$64,693	$12,813

9. ASSET HELD FOR SALE

The Company owns a facility located at 1749 SW Airport Avenue, Corvallis, OR (“Airport Facility”). The Airport Facility was previously leased to an unrelated third party. In July 2016, the third party lessee terminated the lease and vacated the facility. It has been unoccupied since then. The Company set up a program and was actively marketing the Airport Facility. The Airport Facility with net book value of approximately $1.5 million was reclassified as an asset held for sale which is presented as a component of current assets as of March 31, 2017. In August 2017, the Company entered into a purchase and sale agreement with an unrelated third-party buyer. The sale price of as well as fees related to the Airport Facility are approximately $1.5 million and $0.2 million, respectively. The transaction is scheduled to close by the end of 2017. For both the three and nine months ended September 30, 2017, the Company recognized an approximate loss of $0.2 million from the anticipated sale of the asset.

10. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Manufacturing-related deposits and prepaids	$18,399	$23,604
Prepaid clinical and preclinical expenses	3,612	1,225
Other prepaids	4,000	1,152
Other	1,022	914
Total other current assets	$27,033	$26,895

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Prepaid clinical expenses	$7,056	$3,725
Manufacturing-related deposits	3,570	—
Other	362	242
Total other non-current assets	$10,988	$3,967

11. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Accrued contract manufacturing costs	$13,438	$4,673
Accrued clinical and preclinical costs	13,123	10,033
Accrued employee compensation costs	10,560	8,748
Accrued professional fees	5,520	2,799
Product revenue related reserves	4,095	305
Accrued income taxes	3,493	—
Accrued BioMarin royalties	2,289	—
Accrued research costs	317	1,186
Other	2,917	3,272
Total accrued expenses	$55,752	$31,016

12. INDEBTEDNESS

Term Loan

In July 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit and Security Agreement”) which provides a term loan (“July 2017 Term Loan”) of $60.0 million with MidCap Financial Trust (“MidCap”). Borrowings under the Amended and Restated Credit and Security Agreement bear interest at a rate per annum equal to 6.25%, plus the one-month London Interbank Offered Rate (“LIBOR”). In addition to paying interest on the outstanding principal under the Amended and Restated Credit and Security Agreement, the Company paid an origination fee equal to 0.50% of the amount of the term loan when advanced under the Amended and Restated Credit and Security Agreement and will be liable for a final payment fee equal to 2.00% of the amount borrowed under the Amended and Restated Credit and Security Agreement when the July

2017 Term Loan is fully repaid. Commencing on July 1, 2018, and continuing for the remaining thirty six months of the facility, the Company will be required to make monthly principal payments of approximately $0.8 million, set forth in the Amended and Restated Credit and Security Agreement, subject to certain adjustments as described therein. The facility matures in July 2021.

The Company may voluntarily prepay outstanding loans under the Amended and Restated Credit and Security Agreement at any time, provided that the Company may not prepay an amount that is less than the total of all of the credit extensions and other related obligations under the Amended and Restated Credit and Security Agreement then outstanding. In the event of a permitted prepayment, the Company is obligated to pay a prepayment fee equal to the following:

•	3.00% of the outstanding principal of such advance, if the prepayment is made within twelve months of the closing date;
•

2.00% of the outstanding principal of such advance, if the prepayment is made on or after the date which is twelve months after the closing date of such advance through the date which is twenty-four months after the closing date of such advance; and

•

1.00% of the outstanding principal of such advance, if the prepayment is made on or after the date which is twenty-four months after the closing date of such advance through the date immediately preceding the maturity date.

The Amended and Restated Credit and Security Agreement contains both affirmative and negative covenants. Affirmative covenants include government compliance, reporting requirements, maintaining property, making tax payments, maintaining insurance, cooperating during litigation, etc. Additionally, the Company is required to maintain an amount of cash and/or cash equivalents equal to not less than 75% of the sum of the outstanding principal amounts under both the Amended and Restated Credit and Security Agreement and the Revolving Credit Agreement (defined below). Negative covenants include restrictions on asset dispositions, mergers or acquisitions, indebtedness, liens, distributions, transactions with affiliates and other restrictions. The Amended and Restated Credit and Security Agreement includes customary events of default, including cross defaults and material adverse change. Additionally, the Company's failure to be compliant with the affirmative or negative covenants or make payments when they become due will result in an event of default.

After paying off certain debt issuance costs, the Company received net proceeds of $29.1 million related to the July 2017 Term Loan, $9.2 million of which was used to pay off the outstanding balance of the term loan that was taken out in June 2015 (“June 2015 Term Loan”). In connection with the July 2017 Term Loan, the Company recorded $30.0 million as long-term debt in the unaudited condensed consolidated balance sheet as of September 30, 2017. In addition, debt issuance costs of $1.1 million related to the July 2017 Term Loan were recorded as a direct deduction to the carrying value of the July 2017 Term Loan in the unaudited condensed consolidated balance sheet as of September 30, 2017. These costs are being amortized to interest expense using the effective interest method over the term of the loan.

Revolving Line of Credit

In July 2017, the Company entered into a revolving credit and security agreement (the “Revolving Credit Agreement”) which provides an aggregate revolving loan commitment of $40.0 million (which may be increased by an additional tranche of $20.0 million) with MidCap. Borrowings under the Revolving Credit Agreement bear interest at a rate of 3.95%, plus the one-month LIBOR. In addition to paying interest on the outstanding principal under the Revolving Credit Agreement, the Company paid $0.2 million of origination fee, which was 0.50% of the amount of the revolving loan. The Company recognized this origination fee as other asset and it is being amortized to interest expense over the term of the line-of-credit. Additionally, the Company is liable for unused line fees, minimum balance fees, collateral fees, deferred revolving loan original fees, etc. This facility matures in July 2021. The Company may voluntarily prepay the outstanding revolving loans under the Revolving Credit Agreement in whole or in part provided that the prepayment shall be in certain amounts as specified therein. As of September 30, 2017, the outstanding balance of the revolving line of credit is approximately $1.0 million.

Mortgage Loans

The Company has two loans outstanding which bear interest at 4.75%, mature in February 2027 and are collateralized by the Airport Facility in Corvallis, Oregon. At September 30, 2017, these loans had unpaid principal balances of $0.8 million and $0.5 million, for a total indebtedness of $1.3 million, and were presented as current portion of long-term debt on the unaudited condensed consolidated balance sheet.

For the three and nine months ended September 30, 2017, the Company recognized $0.8 million and $1.2 million of interest expense related to all outstanding loans, respectively. The following table summarizes the components of the long-term debt recorded for the period indicated:

	As of September 30, 2017	As of December 31, 2016
	(in Thousand)
Principal amount of the 2017 Term Loan	$30,000	$—
Principal amount of the 2015 Term Loan	—	15,000
Unamortized debt issuance expense	(1,037)	(223)
Net carrying value of term loan	28,963	14,777
Other loans	2,319	1,373
Total long-term debt	$31,282	$16,150

The following table summarizes the total payments under the Company’s debt arrangements:

	Term Loan (1)	Mortgage Loans (1)	Revolver (1)	Total
	(in thousands)
2017	$573	$1,307	$1,026	$2,906
2018	6,389	—	—	6,389
2019	11,611	—	—	11,611
2020	10,855	—	—	10,855
2021	5,980	—	—	5,980
Total Payments	$35,408	$1,307	$1,026	$37,741
(1)	Includes interest

13. EQUITY OFFERINGS

In July 2017, the Company sold approximately 8.8 million shares of common stock through an underwritten public offering, including 1.2 million shares sold to the underwriters. The offering price was $42.50 per share. The Company received net proceeds of approximately $354.0 million from the offering, net of commission and offering expenses of approximately $20.0 million.

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

14. RESTRUCTURING

In March 2016, the Company announced a long-term plan (“Corvallis plan”) to consolidate all of the Company’s operations to Massachusetts as part of a strategic plan to increase operational efficiency. As part of the consolidation, research activities and some employees transitioned to the Company’s facilities in Andover and Cambridge, Massachusetts. As of September 30, 2017, the relocations and terminations were completed.

The second floor and the first floor of the Corvallis facility were vacated and closed and made available for sub-leasing in December 2016 and April 2017, respectively. Using a discounted cash flow methodology and based on monthly rent payments as well as estimated sublease income, the Company recognized a total of approximately $1.5 million and $2.3 million, in restructuring expenses for the second and the first floor, respectively. As of September 30, 2017, the Company continues to be obligated to make $5.2 million of minimum lease payments and certain other contractual maintenance costs for the whole facility.

For the three months ended September 30, 2017, the restructuring expenses were de minimis. For the nine months ended September 30, 2017, the Company recorded $2.8 million of restructuring expenses, including $2.4 million related to the closure of Corvallis facility. For the three and nine months ended September 30, 2016, the Company recorded $1.3 million and $2.4 million of restructuring expenses, respectively, $1.0 million and $2.1 million, respectively, of which related to workforce reduction.

The following tables summarize the restructuring expenses by function for the periods indicated:

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016
	(in thousands)
	Cash	Non-cash	Total	Cash	Non-cash	Total
Research and development	$10	$—	$10	$628	$143	$771
Selling, general and administrative	3	—	3	367	126	493
Total restructuring expenses	$13	$—	$13	$995	$269	$1,264

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016
	(in thousands)
	Cash	Non-cash	Total	Cash	Non-cash	Total
Research and development	$184	$—	$184	$1,448	$336	$1,784
Selling, general and administrative	2,589	—	2,589	471	168	639
Total restructuring expenses	$2,773	$—	$2,773	$1,919	$504	$2,423

The following table summarizes the restructuring reserve for the periods indicated:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Restructuring reserve beginning balance	$1,588	$—
Restructuring expenses incurred during the period	2,773	3,651
Amounts paid during the period	(1,318)	(2,063)
Restructuring reserve ending balance	$3,043	$1,588

15. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017			2016
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	221,398	$21.07	1,050	$37.38	4,678,357	(1)	$14.49	1,214,426	$11.96
Restricted stock units	—	$—	—	$—	181,029	(3)	$33.03	—	$—
Restricted stock awards	—	$—	91,778	$48.94	341,500	(2)	$34.58	117,553	$41.22

(1)

In June 2017, the Company granted its new CEO 3,300,000 options with service and market conditions. These options have a five-year cliff vesting schedule. The fair value of $13.48 for these options was determined by a lattice model with Monte Carlo simulations. The remaining 1,378,357  service-based options which have a weighted average grant date fair value of $16.90 have a four-year vesting schedule with 25% vesting on the first anniversary and 1/48 monthly thereafter.

(2)

In June 2017, the Company granted its new CEO 335,000 restricted stock awards (“RSAs”) with a fair value of $34.65. These RSAs have a four-year vesting schedule with 25% vesting on the first anniversary and 1/48 vest monthly thereafter.

(3)

The Company granted executives 156,029 restricted stock units (“RSUs”) with certain sales target and regulatory milestones. In June 2017, one performance condition of these RSUs was achieved. As a result, 50% of these RSUs became immediately vested and, accordingly, the Company recorded $2.5 million of stock-based compensation expenses. As of September 30, 2017, it is probable that the second performance milestone will be achieved within the required timeline. Accordingly, the Company recognized approximately $0.3 million of stock-based compensation expenses. The third performance milestone was deemed as not probable of being achieved as of September 30, 2017. If and when deemed probable that the last performance milestone may be achieved within the required time frame, the Company may recognize up to $1.1 million of stock-based compensation related to the second and third performance milestones of these grants. The remaining RSUs are service-based awards granted to the members of the board of directors.

Stock-based Compensation Expense

For the three months ended September 30, 2017 and 2016, total stock-based compensation expense was $6.9 million and $9.6 million, respectively. For both the nine months ended September 30, 2017 and 2016, total stock-based compensation expense was $23.1 million. Included in these amounts for the three and nine months ended September 30, 2017 are $(0.1) million and $2.1 million of stock-based compensation expense incurred in connection with the resignation of the Company’s former CEO, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$1,812	$2,674	$5,881	$7,527
Selling, general and administrative	5,110	6,899	17,218	15,566
Total stock-based compensation expense	$6,922	$9,573	$23,099	$23,093

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Stock options	$5,420	$8,778	$17,221	$20,248
Restricted stock awards/units	954	232	4,408	689
Stock appreciation rights	—	115	—	345
Employee stock purchase plan	548	448	1,470	1,811
Total stock-based compensation expense	$6,922	$9,573	$23,099	$23,093

16. INCOME TAXES

The Company’s tax provision for interim periods is typically determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter.

For the three and nine months ended September 30, 2017, the Company recorded an income tax expense of $2.0 million and $3.9 million, respectively, representing an effective tax rate of 4.4% and 17.1%, respectively. The Company’s estimated annual effective tax rate is lower than the federal statutory rate due to the jurisdictional mix of earnings and the release of valuation allowance against its federal and state tax attributes which can be used to offset current year earnings. For the three and nine months ended September 30, 2016, the Company did not record any income tax expense or benefit. The increase in the income tax expense liability as of September 30, 2017 as compared to the balance as of December 31, 2016 was due to additional state and federal income taxes payable as a result of the increase in the amount of income before income taxes. The increase in domestic income is primarily attributable to the gain on the sale of the Company’s PRV to Gilead for $125.0 million in cash during the period ended March 31, 2017.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net loss	$(47,734)	$(56,742)	$(26,690)	$(178,813)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss per share	61,528	48,254	57,166	46,709
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	61,528	48,254	57,166	46,709
Net loss per share - basic and diluted	$(0.78)	$(1.18)	$(0.47)	$(3.83)

*

For the three and nine months ended September 30, 2017, stock options, RSAs, RSUs and stock appreciation rights (“SARs”) to purchase 9.8 million shares of the Company’s common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.  For the three and nine months ended September 30, 2016, stock options, RSAs and SARs to purchase 6.3 million shares of the Company’s common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

18. COMMITMENTS AND CONTINGENCIES

Milestone Obligations

As of September 30, 2017, the Company was obligated to make up to $808.5 million of future development, up-front royalty and sales milestone payments associated with certain of its collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory and sales milestones. As of September 30, 2017, the Company made an up-front cash payment of $35.0 million to BioMarin related to the license and settlement agreements. Accordingly, it recorded an intangible asset in the U.S. of $6.6 million on its unaudited condensed consolidated balance sheets as of September 30, 2017. For the three and nine months ended September 30, 2017, the Company recorded settlement and license charges of $25.6 million and $28.4 million, respectively, in its unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, for the nine months ended September 30, 2017 and 2016, the Company recognized $22.0 million and $7.0 million milestone and up-front payments to Summit (Oxford) Ltd. and UWA, respectively, as research and development expense.

Other Funding Commitments

As of September 30, 2017, the Company has several on-going clinical studies in various clinical trial stages. Its most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at its option. As of September 30, 2017, the Company has approximately $54.4 million in cancellable future commitments based on existing CRO contracts.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014. Plaintiffs’ consolidated amended complaint, filed on July 21, 2014, asserted violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Securities and Exchange Commission Rule 10b-5 against the Company, and Chris Garabedian, Sandy Mahatme, and Ed Kaye (“Individual Defendants,” and collectively with the Company, the “Corban Defendants”), and violations of Section 20(a) of the Exchange Act against the Individual Defendants. Plaintiffs alleged that the Corban Defendants made material misrepresentations or omissions during the putative class period of July 24, 2013 through November 12, 2013, regarding a data set for a Phase 2b study of eteplirsen and the likelihood of the FDA accepting the Company’s new drug application for eteplirsen for review based on that data set. Plaintiffs sought compensatory damages and fees. On August 18, 2014, the Corban Defendants filed a motion to dismiss, which the Court granted on March 31, 2015. Plaintiffs subsequently sought leave to file a second amended complaint, which the Corban Defendants opposed. On September 2, 2015, the Court denied Plaintiffs’ motion for leave to amend as futile.  Plaintiffs filed a notice of appeal on September 29, 2015, seeking review of the Court’s March 31, 2015 order dismissing the case and the Court’s September 2, 2015 order denying leave to amend. On January 27, 2016, Plaintiffs filed in the district court a motion for relief from judgment pursuant to Federal Rule of Civil Procedure 60(b)(2), arguing that the FDA Briefing Document published on or about January 15, 2016, was material and would have changed the Court’s ruling. On February 26, 2016, the First Circuit stayed the appeal pending the district court’s ruling on the 60(b)(2) motion.  Defendants opposed the 60(b)(2) motion, and on April 21, 2016, the Court denied Plaintiffs’ motion for relief from judgment. On May 19, 2016, Plaintiffs filed a motion to alter or amend the April 21, 2016 order pursuant to Federal Rule of Civil Procedure 59(e). On May 20, 2016, the Court denied Plaintiffs’ motion, and Plaintiffs filed a notice of appeal of the Court’s April 21, 2016 denial of their 60(b)(2) motion and May 20, 2016 denial of their 59(e) motion.  On June 13, 2016, the First Circuit granted Plaintiffs’ motion to consolidate the two appeals. Oral argument took place on March 7, 2017 and the First Circuit affirmed the District Court’s dismissal of this case on August 22, 2017. Plaintiffs filed a Petition for Panel Rehearing and Rehearing En Banc, which the First Circuit denied on October 11, 2017. As such, the risk of loss is not deemed probable.

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

•

our expectations regarding timing and the factors that will influence and our ability to obtain full approval of eteplirsen in the U.S. and in the jurisdictions we target outside of the U.S., which depends in part on data from our ongoing and planned studies demonstrating a clinical benefit and acceptable safety profile of eteplirsen, as well as our ability to (i) in the U.S., complete to the United States Food and Drug Administration’s (“FDA”) satisfaction of our post-marketing requirements and commitments, (ii) in the EU, successfully navigate the EU drug approval process and (iii) in jurisdictions other than the U.S. where eteplirsen could obtain regulatory approval, build the commercial, medical and other company infrastructure and product supply needed to support a successful launch;

•

the potential acceptance of EXONDYS 51, and our product candidates if they receive regulatory approval, in the marketplace and the accuracy of our projections regarding the market size in each of the jurisdictions that we target;

•

our ability to further secure long term supply of EXONDYS 51 and our product candidates, including our peptide-conjugated PMO (“PPMO”), to satisfy our planned commercial, managed access program (“MAP”), named-patient program and clinical needs, which could require, among other things, securing more supply of subunits, drug substance Active Pharmaceutical Ingredients (“APIs”) and drug product, by negotiating and entering into additional commercial and clinical supply agreements, and further evolving or scaling up manufacturing using appropriate techniques to synthesize and purify our product candidates that meet regulatory, Company quality control and other applicable requirements;

•

our expectations regarding our ability to successfully conduct or accelerate research, development, pre-clinical, clinical and post-approval trials, and our expectations regarding the timing, design and results of such trials, including the potential consistency of data produced by these trials with prior results, as well as any new data and analyses relating to the safety profile and potential clinical benefits of EXONDYS 51 and our product candidates, including SRP-4053, SRP-5051 and SRP-4045;

•

our potential success in advancing the development of our follow-on exon-skipping drug candidates targeting DMD and further exploring potential funding, collaborations and other opportunities to support such development;

•

the potential and advancement of our phosphorodiamidate morpholino oligomer (“PMO”) chemistries, our PPMO chemistries, our other PMO-based chemistries, and our other technologies to treat DMD and other diseases and therapeutic areas that we target;

•

our ability to successfully expand the global footprint of eteplirsen in jurisdictions in which we have yet to obtain or do not have any near term ability or plans to obtain a full regulatory approval, including through obtaining an approval from the European Medicines Agency (“EMA”) in the EU, establishing compliant and successful MAPs, expanding our MAPs to include more countries over time, and entering into any additional distribution, service and other contracts;

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

•

the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs, and our ability to obtain and maintain patent protection for our technologies and programs;

•	our plans and ability to file and progress to issue additional patent applications to enhance and protect our new and existing technologies and programs;
•

our ability to invalidate some or all of the claims of patents issued to competitors and pending patent applications if issued to competitors, and the potential impact of those claims on the potential commercialization and continued commercialization, where authorized, of EXONDYS 51 and the potential commercialization of our product candidates, including SRP-4053, SRP-5051 and SRP-4045;

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

Additionally, we submitted a marketing authorization application (“MAA”) for eteplirsen to the EMA in November 2016 and the application was validated in December 2016. We continue to work with the EMA during their review process, and we expect to receive a response from the EMA’s Committee for Medicinal Products for Human Use on our application in the first half of 2018.

We have also initiated a MAP for eteplirsen in select countries in Europe, North America, South America and Asia where it currently has not been approved. The MAP provides a mechanism through which physicians can prescribe eteplirsen, within their professional responsibility, to patients who meet pre-specified medical and other criteria and can secure funding. We have commenced shipments through the MAP and continue to expand the MAP to include more countries. In addition, we contracted with third party distributors and service providers to distribute eteplirsen in certain areas outside the U.S., such as Israel and certain countries in the Middle East, on a named patient basis.

Our RNA-targeted Technologies

Our RNA-targeted technologies work at the most fundamental level of biology and potentially could have a meaningful impact across a broad range of human diseases and disorders. Our lead program focuses on the development of disease-modifying therapeutic candidates for DMD, a rare genetic muscle-wasting disease caused by the absence of dystrophin, a protein necessary for muscle function. EXONDYS 51 is the first approved disease-modifying therapy for DMD in the U.S. and is our first product candidate to receive marketing approval from the FDA. As of the date of this report, EXONDYS 51 has not been approved for sale or marketing by any regulatory agency or authority outside of the U.S.

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

PPMO, our next generation chemistry, features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced delivery into the cell. Based on our in-vivo preclinical research to date, we believe our proprietary class of PPMO compounds demonstrate an increase in dystrophin production and a more durable response compared to PMO. In addition, PPMO treatment in non-human primates is well tolerated and results in high levels of exon-skipping in skeletal, cardiac and smooth muscle tissues. Preclinical studies also indicate that PPMOs may require less frequent dosing than PMO, and that PPMOs could potentially be tailored to reach other organs. We are targeting dosing the first patient with a PPMO candidate targeting exon 51 amenable children before the end of the 2017.

Our Clinical Programs

We are in the process of conducting, starting, or planning several studies in the U.S. and the EU for EXONDYS 51 and other product candidates designed to skip exons 45, 51 and 53 (“SRP-4045”, “SRP-5051” and “SRP-4053”, respectively). These are comprised of:

(i)

studies we are currently conducting to further evaluate EXONDYS 51, including the Phase 3 PROMOVI study (an open label study on ambulatory patients with a concurrent untreated control arm), a study on participants with advanced stage DMD and a study on participants with early stage DMD, each of which will allow for patients to transition to commercial drug after meeting certain criteria;

(ii)

additional EXONDYS 51 studies we are discussing with regulatory authorities and have initiated to comply with U.S. and/or EU regulatory requirements for the new drug applications (“NDA”) and MAAs, respectively (e.g. a Phase 2 study on participants between the ages of six months and four years in connection with our Pediatric Investigation Plan in the EU);

(iii)	studies we are planning to fulfill for our post-marketing FDA requirements/commitments for EXONDYS 51;
(iv)	a randomized, double-blind dose-ranging study that we completed for SRP-4045 that has transitioned into an open-label study;
(v)

a two-part randomized, double-blind, placebo-controlled, dose titration safety, tolerability and pharmacokinetics study for a SRP-4053 for which Part I has been completed and has now transitioned into Part II, an open label efficacy and safety study; we are targeting a meeting with the FDA in the first quarter of 2018 to discuss SRP-4053;

(vi)

ESSENCE, a placebo-controlled study with SRP-4045 and SRP-4053, which is enrolling patients in the U.S. and the EU, and for which we plan to have sites in Israel and Canada. We anticipate completing enrollment in ESSENCE by year-end 2017 or early in the first quarter of 2018;

(vii)	additional Phase 1 studies we are planning to initiate for SRP-4053 and SRP-4045; and
(viii)	a first in human, single ascending dose, study for SRP-5051 we are planning to initiate by year-end 2017.

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

Cash, Cash Equivalents and Investments

As of September 30, 2017, we had approximately $618.4 million of cash, cash equivalents and investments, consisting of $617.6 million of cash and cash equivalents and $0.8 million restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
	2017	2016	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$45,954	$—	$45,954	NA
Total revenues	45,954	—	45,954	NA
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	3,078	—	3,078	NA
Research and development	34,239	34,349	(110)	(0)%
Selling, general and administrative	28,176	22,184	5,992	27%
Settlement and license charges	25,588	—	25,588	NA
Amortization of in-licensed rights	780	—	780	NA
Total cost and expenses	91,861	56,533	35,328	62%
Operating loss	(45,907)	(56,533)	10,626	(19)%
Other income (loss):
Interest income (expense) and other, net	184	(209)	393	(188)%
Loss before income tax expense	(45,723)	(56,742)	11,019	(19)%
Income tax expense	2,011	—	2,011	NA
Net loss	$(47,734)	$(56,742)	$9,008	(16)%

Net loss per share - basic and diluted	$(0.78)	$(1.18)	$0.40	(34)%

	For the Nine Months Ended September 30,
	2017	2016	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$97,307	$—	$97,307	NA
Total revenues	97,307	—	97,307	NA
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	3,807	—	3,807	NA
Research and development	122,266	117,523	4,743	4%
Selling, general and administrative	90,461	60,812	29,649	49%
Settlement and license charges	28,427	—	28,427	NA
Amortization of in-licensed rights	837	—	837	NA
Total cost and expenses	245,798	178,335	67,463	38%
Operating loss	(148,491)	(178,335)	29,844	(17)%
Other income (loss):
Gain from sale of Priority Review Voucher	125,000	—	125,000	NA
Interest income (expense) and other, net	703	(478)	1,181	(247)%
Loss before income tax expense	(22,788)	(178,813)	156,025	(87)%
Income tax expense	3,902	—	3,902	NA
Net loss	$(26,690)	$(178,813)	$152,123	(85)%

Net loss per share - basic and diluted	$(0.47)	$(3.83)	$3.36	(88)%

Revenues

We record product revenues net of applicable discounts and allowances which include Medicaid rebates, Public Health Services chargebacks, prompt pay, co-pays and distribution and data fees. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. Actual amounts may ultimately differ from our estimates. If actual results are different from our estimates, we adjust these estimates, which will have an effect on earnings in the period of adjustment. Product revenues, net for the three and nine months ended September 30, 2017 reflect sales from EXONDYS 51 in the U.S.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) relates to sales of EXONDYS 51 following its commercial launch in the U.S. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed such manufacturing and material costs as research and development expenses. Additionally, the cost of sales for the three and nine months ended September 30, 2017 also included approximately $2.3 million royalties to BioMarin as a result of a license agreement that was executed in July 2017.

For EXONDYS 51 sold during the three and nine months ended September 30, 2017, a majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. Therefore, the cost of sales presented in the unaudited condensed consolidated statements of operations and comprehensive loss only included the cost of packaging and labeling for commercial sales as well as royalty payments to BioMarin. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental cost to produce the EXONDYS 51 sold would have been approximately $2.5 million and $5.4 million for the three and nine months ended September 30, 2017, respectively.

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

Future research and development expenses may increase as our internal projects, such as those for our DMD product candidates, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for EXONDYS 51. We completed Part I and have started conducting Part II of a Phase 1/2a clinical trial for an exon 53-skipping product candidate in the EU. We have completed the dose titration portion and are conducting the open-label portion of a study for our exon 45-skipping product candidate. We have initiated a placebo-controlled study with product candidates designed to skip exons 45 and 53 in the U.S. and the EU, and plan to have sites in Canada and Israel. The remainder of our research and development programs are in various stages of research and preclinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be unsafe or ineffective during clinical trials, may have clinical trials that take longer to complete than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

The following tables summarize research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2017	2016	Change	Change
	(in thousands)		$	%
EXONDYS 51	$8,337	$17,966	$(9,629)	(54)%
Exon 45	5,279	2,544	2,735	108%
Exon 53	4,569	1,837	2,732	149%
Other projects	2,738	157	2,581	1,644%
Internal research and development expenses	13,316	11,845	1,471	12%
Total research and development expenses	$34,239	$34,349	$(110)	(0)%

	For the Nine Months Ended September 30,
	2017	2016	Change	Change
	(in thousands)		$	%
EXONDYS 51	$27,821	$57,337	$(29,516)	(51)%
Exon 45	13,266	4,302	8,964	208%
Exon 53	12,709	7,584	5,125	68%
Other projects	7,491	1,222	6,269	513%
Summit and UWA collaboration and license expenses	22,000	7,000	15,000	214%
Internal research and development expenses	38,979	40,078	(1,099)	(3)%
Total research and development expenses	$122,266	$117,523	$4,743	4%

The Company has revised the presentation as well as the certain caption in the research and development expenses by project tables presented above. “Summit and UWA collaboration and license expenses” of $7.0 million for the nine months ended September 30, 2016 was reclassified out of EXONDYS 51 and presented separately in the table to conform to current year presentation.

The following tables summarize research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	16,381	20,773	(4,392)	(21)%
Compensation and other personnel expenses	5,957	5,477	480	9%
Preclinical expenses	3,304	612	2,692	440%
Professional services	2,860	1,718	1,142	66%
Facility-related expenses	2,269	1,645	624	38%
Stock-based compensation	1,812	2,674	(862)	(32)%
Research and other	1,656	1,450	206	14%
Total research and development expenses	$34,239	$34,349	$(110)	(0)%

	For the Nine Months Ended September 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$50,650	$65,681	$(15,031)	(23)%
Summit and UWA collaboration and license expenses	22,000	7,000	15,000	214%
Compensation and other personnel expenses	17,738	18,116	(378)	(2)%
Preclinical expenses	7,326	2,583	4,743	184%
Professional services	7,327	5,757	1,570	27%
Facility-related expenses	6,636	5,736	900	16%
Stock-based compensation	5,881	7,527	(1,646)	(22)%
Research and other	4,708	5,123	(415)	(8)%
Total research and development expenses	$122,266	$117,523	$4,743	4%

Research and development expenses for the three months ended September 30, 2017 was flat compared with the three months ended September 30, 2016. There were increases of $2.7 million in preclinical expenses due to a ramp-up of preclinical studies in our PPMO platform and other follow-on exons, $1.1 million in professional services, $0.6 million in facility-related expenses and $0.5 million in compensation and other personnel expenses which was primarily driven by increased headcount. These increases were offset by decreases of $4.4 million in clinical and manufacturing expenses due to lower manufacturing expenses because of the capitalization of inventory following the approval of EXONDYS 51 by the FDA partially offset by increased patient enrollment in our ongoing clinical trials as well as $0.9 million in stock-based compensation. In September 2017, one of the performance milestones related to the restricted stock units granted to executives in March 2017 became probable of being achieved within the required timeline and, accordingly, we recognized approximately $0.1 million in stock-based compensation. In September 2016, two performance milestones for stock options with performance conditions granted in June 2013 and February 2016 were achieved as a result of the regulatory approval of EXONDYS 51 by the FDA and, accordingly, we recognized approximately $0.8 million in stock-based compensation.

Research and development expenses for the nine months ended September 30, 2017 increased by $4.7 million, or 4%, compared with the nine months ended September 30, 2016. This was primarily driven by a milestone payment of $22.0 million to Summit as the milestone of the last patient dosed in the safety arm cohort to the PhaseOut DMD study was achieved in May 2017 and increases of $4.7 million in preclinical expenses due to a ramp-up of preclinical studies in our PPMO platform and other follow-on exons, $1.6 million in professional services, and $0.9 million in facility-related expenses due to increased headcount. The increases were partially offset by decreases of $15.0 million in clinical and manufacturing expenses due to lower manufacturing expenses because of the capitalization of inventory following the approval of EXONDYS 51 by the FDA partially offset by increased patient enrollment in our ongoing clinical trials and $1.6 million in stock-based compensation.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Professional services	$10,713	4,283	$6,430	150%
Compensation and other personnel expenses	9,204	8,238	966	12%
Stock-based compensation	5,178	6,899	(1,721)	(25)%
Former CEO severance	137	—	137	NA
Facility-related expenses	1,203	1,291	(88)	(7)%
Other	1,741	1,473	268	18%
Total selling, general and administrative expenses	$28,176	$22,184	$5,992	27%

	For the Nine Months Ended September 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Professional services	$31,642	$13,894	$17,748	128%
Compensation and other personnel expenses	26,718	22,308	4,410	20%
Stock-based compensation	15,087	15,566	(479)	(3)%
Former CEO severance	3,537	—	3,537	NA
Facility-related expenses	4,355	3,385	970	29%
Restructuring expenses	2,589	639	1,950	305%
Other	6,533	5,020	1,513	30%
Total selling, general and administrative expenses	$90,461	$60,812	$29,649	49%

The Company has revised the presentation as well as the certain caption in the selling, general and administrative expenses tables presented above. For the nine months ended September 30, 2016, “restructuring expenses” of $0.6 million were reclassified out of “compensation and other personnel expenses” and presented separately in the table to conform to current year presentation.

Selling, general and administrative expenses for the three months ended September 30, 2017 increased by $6.0 million, or 27%, compared with the three months ended September 30, 2016. This was primarily driven by increases of $6.4 million in professional services primarily due to increased legal fees because of on-going litigations and global commercial expansion and $1.0 million in compensation and other personnel expenses primarily due to increase in headcount. The increases were partially offset by a decrease of $1.7 million in stock-based compensation. In September 2017, one of the performance milestones related to the restricted stock units granted to executives in March 2017 became probable of being achieved within the required timeline and, accordingly, we recognized approximately $0.2 million in stock-based compensation. In September 2016, two performance milestones for stock options with performance conditions granted in June 2013 and February 2016 were achieved as a result of the regulatory approval of EXONDYS 51 by the FDA and, accordingly, we recognized approximately $2.7 million in stock-based compensation.

Selling, general and administrative expenses for the nine months ended September 30, 2017 increased by $29.6 million, or 49%, compared with the nine months ended September 30, 2016. This was primarily driven by increases of $17.7 million in professional services primarily due to increased legal fees because of on-going litigations and global commercial expansion, $4.4 million in compensation and other personnel expense due to increased headcount, $3.5 million in estimated severance due to the resignation of our former CEO, $2.0 million in restructuring expenses related to the closure of our Corvallis, Oregon site and $1.0 million facility-related expenses. The increases were partially offset by $0.5 million in stock-based compensation.

Settlement and License Charges

In July 2017, we and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV (collectively, the “BioMarin Parties”) executed a license agreement (the “License Agreement”), pursuant to which the BioMarin Parties granted us a royalty-bearing, worldwide license under patent rights (“Licensed Patents”) and know-how (“Licensed Know-How”) controlled by the BioMarin Parties with respect to the BioMarin Parties’ DMD program, which are potentially necessary or useful for the treatment of DMD, to practice and exploit the Licensed Patents and Licensed Know-How in all fields of use and for all purposes, including to develop and commercialize antisense oligonucleotide products that target one or more exons of the dystrophin gene to induce exon skipping, including eteplirsen. In addition, in July 2017, we and The University of Western Australia (“UWA”) on the one hand, and the BioMarin Parties and Academisch Ziekenhuis Leiden (“AZL”) on the other hand (collectively, the “Settlement Parties”), executed a settlement agreement (the “Settlement Agreement”) pursuant to which all legal actions in the U.S. and certain legal actions in Europe would be stopped or withdrawn as between the Settlement Parties. Under the terms of the License Agreement and the Settlement Agreement, we agreed to make total up-front payments of $35.0 million upon execution of these agreements, consisting of $20.0 million under the Settlement Agreement and $15.0 million under the License Agreement. Additionally, we may be liable for up to approximately $65.0 million in regulatory and sales milestones for eteplirsen as well as exon 45 and exon 53 skipping product candidates. The BioMarin Parties will also be eligible to receive royalty payments, ranging from 4% - 8%, which will expire in December 2023 in the U.S. and September 2024 in the EU. For the three and nine months ended September 30, 2017, we recognized settlement and license charges of $25.6 million and $28.4 million, respectively.

Amortization of In-licensed Rights

Amortization of in-license rights relate to the two agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of approximately $6.6 million as a result of the settlement agreement with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016, we recorded an in-licensed right asset of $1.0 million related to a license agreement with UWA. Both in-licensed rights are being amortized on a straight-line basis over the life of the patent from the first commercial sale of EXONDYS 51. For both the three and nine months ended September 30, 2017, we recorded amortization of in-licensed rights of approximately $0.8 million.

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

Interest income (expense) and other, net

Interest income (expense) and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense and rental income and loss. Our cash equivalents and investments consist of commercial paper, government and government agency debt securities, money market investments and certificates of deposit. Interest expense includes interest accrued on our term loans, revolving line of credit and mortgage loans related to our Corvallis, Oregon property. Rental income is from leasing excess space in some of our facilities.

For the three and nine months ended September 30, 2017, interest income and other, net was approximately $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2016, interest expense and other, net was approximately $0.2 million and $0.5 million, respectively. The favorable changes for both periods primarily reflected increased interest income from higher balances of cash, cash equivalents and investments.

Income tax expense

Primarily corresponding to the gain from sale of the PRV, income tax expense for the three and nine months ended September 30, 2017 was approximately $2.0 million and $3.9 million, respectively, related to alternative minimum tax. Income tax expense for the same period in 2016 was zero as we were in a loss position.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2017	As of December 31, 2016	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$617,630	$122,420	$495,210	405%
Short-term investments	—	195,425	(195,425)	(100)%
Restricted cash and investments	784	11,479	(10,695)	(93)%
Total cash, cash equivalents and investments	$618,414	$329,324	$289,090	88%

Borrowings:
Current portion of long-term debt	$4,732	$10,108	$(5,376)	(53)%
Long-term debt	26,550	6,042	20,508	339%
Total borrowings	$31,282	$16,150	$15,132	94%

Working capital
Current assets	$735,608	$373,476	$362,132	97%
Current liabilities	70,470	75,422	(4,952)	(7)%
Total working capital	$665,138	$298,054	$367,084	123%

For the period ended September 30, 2017, our principal source of liquidity was derived from proceeds from the sale of the PRV, equity and debt financings and product sales of EXONDYS 51. For the period ended December 31, 2016, our principal source of liquidity was from equity financings and product sales. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures and other working capital requirements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to continue to generate revenues from sales of EXONDYS 51 and potential future products;
•	the timing and costs associated with our global expansion;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments;
•	the timing and costs associated with our clinical trials and preclinical studies;
•	the attainment of milestones and our obligations to make milestone payments to the BioMarin Parties, Summit, UWA and other institutions;
•	repayment of outstanding loans; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and we expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity, debt securities or the licensing or sale of our technologies. We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Cash Flows

	For the Nine Months Ended
	September 30,
	2017	2016	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(200,938)	$(164,587)	$(36,351)	22%
Investing activities	314,880	108,581	206,299	190%
Financing activities	381,269	370,842	10,427	3%
Increase in cash and cash equivalents	$495,211	$314,836	$180,375	57%

Operating Activities. Cash used in operating activities increased by $36.4 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. This was primarily due to unfavorable changes of $65.1 million in operating assets and liabilities primarily related to increases in accounts receivables and inventory as we launched EXONDYS 51 partially offset by an increase of $1.7 million in non-cash adjustments and a decrease of $27.1 million in net loss excluding the gain from sale of PRV driven by product sales for EXONDYS 51 partially offset by increases in research and development expenses and selling, general and administrative expenses.

Investing Activities. The cash provided by investing activities increased by $206.3 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. This was driven by proceeds of $125.0 million from sale of the PRV and increases of $184.1 million from the maturity/sale of available-for-sale securities and $10.7 million from the maturity of a restricted investment partially offset by increases of purchase of available-for-sales securities of $100.3 million, $5.7 million in purchases of property and equipment and $7.5 million in purchases of intangible assets.

Financing Activities. Cash provided by financing activities increased by $10.4 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. This was primarily driven by increases of $20.6 million in proceeds from borrowings, net of payments on debt obligations and certain debt issuance costs, and $0.8 million in proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program. The increases were partially offset by a decrease of $11.0 million in proceeds from sales of common stock.

Milestone Obligations

As of September 30, 2017, we were obligated to make up to $808.5 million of future development, up-front royalty and sales milestone payments associated with certain of our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory and sales milestones. As of September 30, 2017, we made an up-front cash payment of $35.0 million to BioMarin related to the license and settlement agreements. Accordingly, we recorded an intangible asset in the U.S. of $6.6 million on our unaudited condensed consolidated balance sheet. For the three and nine months ended September 30, 2017, we recorded settlement and license charges of $25.6 million and $28.4 million, respectively, on our unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, for the nine months ended September 30, 2017 and 2016, we recognized $22.0 million and $7.0 million milestone and up-front payments to Summit and UWA, respectively, as research and development expense.

Other Funding Commitments

As of September 30, 2017, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at our option. As of September 30, 2017, we have approximately $54.4 million in cancellable future commitments based on existing CRO contracts.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2017, we had approximately $618.4 million of cash, cash equivalents and investments, comprised of $617.6 million of cash and cash equivalents and $0.8 million restricted cash and investments. Our cash equivalents consist of commercial paper, government and government agency debt securities, money market investments and certificates of deposit. The fair value of cash equivalents is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2017, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 18, Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in this report.

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

On September 19, 2016, the FDA granted accelerated approval for EXONDYS 51 as a therapeutic treatment for DMD in patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 is currently commercially available in the U.S. only, although it is available in certain countries outside of the U.S. on a named patient basis and through our MAP. The commercial success of EXONDYS 51 continues to depend on a number of factors, including, but not limited to:

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

•

our ability to obtain and maintain patent protection for EXONDYS 51, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing on the proprietary rights of third parties;

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

Although we contracted with third party distributors to distribute eteplirsen in certain countries outside the U.S. on a named patient basis, and initiated a limited launch of an ex-U.S. eteplirsen MAP, which we plan to expand to other jurisdictions in the future, and although we continue to pursue regulatory approval of eteplirsen in certain targeted jurisdictions, such as the EU and Israel, we may not be successful in expanding access to eteplirsen nor produce any significant revenues from eteplirsen sales outside of the U.S. for various reasons. For example, healthcare providers in MAP jurisdictions may not be convinced that their patients can benefit from eteplirsen or may prefer to wait until such time as eteplirsen is approved by a regulatory authority in their country before prescribing eteplirsen. Even if a healthcare provider is interested in obtaining access to eteplirsen for its patient through the MAP, the patient will not be able to obtain access to eteplirsen if payment for the drug is not secured, which may be difficult due to the cost of eteplirsen. Additionally, we may not be able to obtain regulatory approval in the jurisdictions we have targeted such as the EU if our product approval applications and data packages submitted to regulatory authorities and any additional data and analyses we submit in response to requests and concerns from regulatory authorities do not support or convince regulatory authorities of the safety and efficacy of eteplirsen. If we fail to obtain regulatory approvals, particularly for our eteplirsen MAA in the EU, our ability to make revenues from eteplirsen sales outside of the U.S. will be extremely limited. Even if we are successful in obtaining regulatory approval of eteplirsen outside of the U.S., our revenue earning capacity will depend on commercial and medical infrastructure, pricing and reimbursement negotiations and decisions with third party payors, including government payors. See “— Even though EXONDYS 51 has been approved for marketing in the U.S., we may never receive approval to commercialize EXONDYS 51 outside of the U.S.”

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

We currently do not have the internal ability to undertake the manufacturing process for EXONDYS 51 or our product candidates in the quantities needed to meet commercial, clinical or MAP demand for EXONDYS 51, or to conduct our research and development programs and conduct clinical trials for our product candidates, including PPMO. Therefore, we rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product, as well as to perform additional steps in the manufacturing process, such as labeling and packaging of vials and storage of EXONDYS 51 and our product candidates. There are a limited number of third parties with facilities and capabilities suited for the manufacturing process of EXONDYS 51 and our product candidates, which creates a heightened risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. In addition, the process for adding new manufacturing capacity can be lengthy and could cause delays in our development efforts. Any interruption of the development or operation of those facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters such as earthquake or fire, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available EXONDYS 51, product candidates or materials.

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

Our contract manufacturers are required to produce our materials, APIs and drug products under current Good Manufacturing Practice regulations (“cGMP”). We and our contract manufacturers are subject to periodic inspections by the FDA, EMA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. While we work diligently with all contract manufacturers to maintain full compliance, we do not have direct control over a third party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of EXONDYS 51 and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. The failure to achieve and maintain compliance with cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in product recalls, clinical holds, delayed or withheld approvals, patient injury or death. This risk is particularly heightened as we optimize manufacturing for follow-on exon skipping products and next-generation technologies such as PPMO. If our contract manufacturers fail to adhere to applicable cGMP and other applicable government regulations, or experience manufacturing problems, we will suffer significant consequences, including product seizures or recalls, postponement or cancellation of clinical trials, loss or delay of product approval, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, the success of our commercialization of EXONDYS 51 and/or our development efforts for our product candidates, including SRP-4053, SRP-5051 and SRP-4045, could be significantly delayed, fail or otherwise be negatively impacted.

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

We rely on third parties to commercially distribute EXONDYS 51 to patients in the U.S. We have contracted with a third party logistics company to warehouse EXONDYS 51 and with distributors and specialty pharmacies to sell and distribute it to patients. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions that require a high level of patient education and ongoing management.

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

With respect to the pre-commercial distribution of eteplirsen to patients outside of the U.S., we have contracted with third party distributors and service providers to distribute eteplirsen in certain countries on a named patient basis and through our ex-U.S. MAP. We will need to continue building out our network for commercial distribution in jurisdictions in which eteplirsen is approved, which will also require third party contracts. The use of distributors and service providers involves certain risks, including, but not limited to, risks that these organizations will not comply with applicable laws and regulations, or not provide us with accurate or timely information regarding serious adverse events and/or product complaints regarding eteplirsen. Any such events may result in regulatory actions that may include suspension or termination of the distribution and sale of eteplirsen in a certain country, loss of revenue, and/or reputational damage, which could harm our results of operations and business.

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

•	regulatory authorities outside the U.S. may not accept data generated at our clinical trial sites or require us to generate additional data or information;
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

Other than EXONDYS 51, which the FDA approved for use in the U.S. in September 2016 and for which we filed an MAA in November 2016 with the EMA, our most advanced product candidates are exon 45 and 53 skipping products. We are in the process of conducting, starting or planning various EXONDYS 51 clinical studies including studies that are required to comply with regulatory NDA and/or MAA filing requirements as well as studies we need to conduct to comply with our post-marketing FDA requirements/commitments to verify and describe clinical benefit. The exon 53-skipping product candidate, which we are working on with the SKIP-NMD consortium, is currently in the clinic in EU. The Part I dose-titration portion of this Phase 1/2a study has been completed and Part II open label portion of the study is ongoing. We have also completed the dose titration portion and are conducting the open-label portion of a study for our exon 45-skipping product candidate. Additionally, we are enrolling patients in the U.S. and EU, and working towards initiating sites in Israel and Canada for a clinical trial using exon 45- and 53-skipping product candidates, which we refer to as the ESSENCE study. We also plan to initiate a first in human study for PPMO (“SRP-5051”) DMD exon 51 by year-end 2017. The remainder of our product candidates are in discovery or early stages of development. These product candidates will require significant further development, financial resources and personnel to develop into commercially viable products and obtain regulatory approval, if at all. Currently, our exon 45-skipping product candidate and the exon 53-skipping product candidate we are developing with the SKIP-NMD consortium, each for DMD, are in active clinical development. Our other product candidates, including our anti-bacterials and AVI-7537 in Ebola and AVI-7288, are in discovery, pre-clinical development or inactive. Given the FDA approval of EXONDYS 51, we expect that much of our effort and many of our expenditures over the next several years will be devoted to clinical development and regulatory activities associated with EXONDYS 51 and other exon-skipping candidates as part of our larger follow-on exon strategy in DMD, our other disease candidates, our proprietary chemistry, and other potential therapeutic areas that provide long-term market opportunities. We may be delayed, restricted, or unable to further develop our active and other product candidates or successfully obtain approvals needed to market them. Although EXONDYS 51 was approved under accelerated approval by the FDA in the U.S., we may not be able to obtain an approval of EXONDYS 51 in the EU.

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

We incurred an operating loss of $45.7 million for the three months ended September 30, 2017. Our accumulated deficit was $1.2 billion as of September 30, 2017. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. We have not yet generated significant revenues from product sales and have generally incurred expenses related to research and development of our technologies and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and/or as we:

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

On April 24, 2017, Dr. Edward M. Kaye informed our board of directors of his intention to resign as President and Chief Executive Officer. On June 26, 2017, Dr. Kaye tendered his resignation as President and Chief Executive Officer effective on that date. Also on June 26, 2017, due to Dr. Kaye’s resignation as President and Chief Executive Officer and as required by the terms of his employment agreement, Dr. Kaye tendered his resignation as a director of the Company, effective upon a date to be determined by the board of directors or the board’s Nominating and Corporate Governance Committee. On June 26, 2017, the board of directors also appointed Douglas S. Ingram to serve as the Company’s President and Chief Executive Officer. Mr. Ingram was also elected to the board of directors as a Group I director who will hold office as a director until the Company’s 2018 annual meeting of stockholders or until his successor is earlier elected. On August 17, 2017, our board of directors accepted Dr. Kaye’s resignation as a director and approved his engagement as an independent consultant to our company.

While Dr. Kaye serves us in an advisory capacity to ensure a smooth transition, we cannot guarantee that the transition to the new Chief Executive Officer will be smooth, successful or will not result in a negative impact to the Company. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

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

We may not be able to obtain and maintain patent protection for our product or product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. Additionally, in order to maintain or obtain freedom to operate for our products and product candidates, we may incur significant expenses, including those associated with entering into agreements with third parties that require milestone and royalty payments. For example, in July 2017, we and The University of Western Australia on the one hand, and the BioMarin Parties and AZL on the other hand, executed a Settlement Agreement pursuant to which all existing efforts pursuing ongoing litigation, opposition and other administrative proceedings would be stopped as between the Settlement Parties and the Settlement Parties would cooperate to withdraw the Actions before the European Patent Office (except for actions involving third parties), the United States Patent and Trademark Office (“USPTO”), the U.S. Court of Appeals for the Federal Circuit and the High Court of Justice of England and Wales, except for the cross-appeal of the Interlocutory Decision of the Opposition Division dated April 15, 2013 of the European Patent Office of EP 1619249B1 in which we withdrew our appeal and the BioMarin Parties and AZL will continue with its appeal, with us having the right to provide input on the appeal. Any adverse rulings on the appeal could come at any time and, if negative, could adversely affect our business and result in a decline in our stock price. Defending our patent positions may continue to require significant financial resources and could negatively impact other Company objectives. In addition, the expected benefits and opportunities related to the Settlement Agreement and the License Agreement may not be realized or may take longer to realize than expected due to challenges and uncertainties regarding the sales of EXONDYS 51, the research and development of future exon-skipping products, BioMarin’s retained rights to convert the exclusive patent license under the Settlement Agreement to a co-exclusive license, BioMarin continuing certain oppositions and appeals, and patent oppositions that have been filed by other third parties, and patent oppositions and other patent challenges that may be filed by third parties in the future.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last eighteen months, our stock has increased as much as 74% in a single day or decreased as much as 44% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

As of September 30, 2017, there were approximately 64.6 million shares of common stock outstanding and outstanding awards to purchase 9.8 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2017, there were approximately 2.3 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and approximately 0.7 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 1, 2017	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2017	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1†	Consulting Agreement dated August 17, 2017 by and between Sarepta Therapeutics, Inc. and Dr. Edward M. Kaye					X

10.2†	Offer Letter dated August 28, 2017 by and between Sarepta Therapeutics, Inc. and Guriqbal S. Basi					X

10.3†	Letter Agreement by and between Sarepta Therapeutics, Inc. and Guriqbal S. Basi dated September 25, 2017					X

10.4†	Letter Agreement by and between Sarepta Therapeutics, Inc. and Catherine Stehman-Breen dated September 26, 2017					X

31.1	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
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