Form 10-Q
period 2018-03-31
Sarepta Therapeutics, Inc.
filed 2018-05-03
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	65,531,046
(Class)	(Outstanding as of April 30, 2018)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares and per share amounts)

	As of March 31, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$557,234	$599,691
Short-term investments	491,757	479,369
Accounts receivable	39,848	29,468
Inventory	99,375	83,605
Other current assets	31,203	36,511
Total current assets	1,219,417	1,228,644
Property and equipment, net of accumulated depreciation of $19,817 and $18,022 as of March 31, 2018 and December 31, 2017, respectively	53,927	43,156
Intangible assets, net of accumulated amortization of $4,659 and $4,145 as of March 31, 2018 and December 31, 2017, respectively	14,473	14,355
Other assets	12,466	21,809
Total assets	$1,300,283	$1,307,964

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,379	$8,467
Accrued expenses	65,648	68,982
Current portion of long-term debt	3,446	6,175
Other current liabilities	4,723	4,708
Total current liabilities	91,196	88,332
Long-term debt	427,365	424,876
Deferred rent and other	4,962	5,539
Total liabilities	523,523	518,747
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 65,493,293 and 64,791,670 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7	6
Additional paid-in capital	2,029,767	2,006,598
Accumulated other comprehensive loss	(643)	(379)
Accumulated deficit	(1,252,371)	(1,217,008)
Total stockholders’ equity	776,760	789,217
Total liabilities and stockholders’ equity	$1,300,283	$1,307,964

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Product, net	$64,604	$16,342
Total revenues	64,604	16,342
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	5,582	223
Research and development	46,204	29,119
Selling, general and administrative	43,341	26,216
Amortization of in-licensed rights	216	29
Total costs and expenses	95,343	55,587
Operating loss	(30,739)	(39,245)
Other (loss) income:
Gain from sale of Priority Review Voucher	—	125,000
Interest (expense) income and other, net	(4,485)	335
Other (loss) income	(4,485)	125,335

(Loss) income before income tax expense	(35,224)	86,090
Income tax expense	139	2,000
Net (loss) income	(35,363)	84,090

Other comprehensive (loss) income:
Unrealized (loss) gain on cash equivalents and short-term investments	(264)	65
Total other comprehensive (loss) income	(264)	65
Comprehensive (loss) income	$(35,627)	$84,155
Net (loss) income per share
Basic (loss) earnings per share	$(0.55)	$1.53
Diluted (loss) earnings per share	$(0.55)	$1.50
Weighted average number of shares of common stock used in computing:
Basic (loss) earnings per share	64,631	54,850
Diluted (loss) earnings per share	64,631	56,012

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(35,363)	$84,090
Adjustments to reconcile net loss to cash flows from operating activities:
Gain from sale of Priority Review Voucher	—	(125,000)
Depreciation and amortization	2,252	1,637
Amortization of investment discount	(1,259)	(100)
Non-cash interest expense	4,940	82
Loss on disposal of assets	10	485
Stock-based compensation	10,526	5,712
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(10,380)	(7,050)
Net increase in inventory	(15,770)	(17,632)
Net decrease in other assets	4,672	774
Net increase (decrease) in accounts payable, accrued expenses, deferred revenue and other liabilities	4,704	(886)
Net cash used in operating activities	(35,668)	(57,888)

Cash flows from investing activities:
Purchase of property and equipment	(12,166)	(4,465)
Purchase of intangible assets	(673)	(1,245)
Purchase of available-for-sale securities	(91,514)	—
Proceeds from sale of Priority Review Voucher	—	125,000
Maturity of restricted investment	—	10,695
Maturity and sale of available-for-sale securities	90,093	80,000
Net cash (used in) provided by investing activities	(14,260)	209,985

Cash flows from financing activities:
Proceeds from revolving line of credit	96,235	—
Payments on mortgage loans	(1,265)	(43)
Payment of term loan	—	(2,500)
Payments on revolving line of credit	(100,142)	—
Proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program	12,643	2,749
Net cash provided by financing activities	7,471	206

(Decrease) increase in cash and cash equivalents	(42,457)	152,303

Cash, cash equivalents and restricted cash:
Beginning of period	599,827	122,556
End of period	557,370	274,859

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$853	$291
Supplemental schedule of non-cash investing activities and financing activities:
Shares withheld for taxes	$—	$165
Reclassification of long term investments to short term investments	$9,980	$—
Intangible assets included in accrued expenses	$202	$179
Accrual for debt issuance costs related to the term loans	$—	$400
Property and equipment included in accrued expenses	$2,980	$330

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic medicine approaches for the treatment of rare neuromuscular diseases. Applying its proprietary, highly-differentiated and innovative platform technologies, the Company is able to target a broad range of diseases and disorders. Its first commercial product in the U.S., EXONDYS 51® (eteplirsen) Injection (“EXONDYS 51”), was granted accelerated approval by the United States Food and Drug Administration (“FDA”) on September 19, 2016. EXONDYS 51 is indicated for the treatment of Duchenne muscular dystrophy (“DMD”) in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. Continued approval for this indication may be contingent upon verification of a clinical benefit in confirmatory trials.

In addition to advancing its exon-skipping product candidates for DMD, including eteplirsen, golodirsen, casimersen and SRP-5051, the Company is working with several strategic partners under various agreements to research and develop multiple treatment approaches to DMD, which include Nationwide Children’s Hospital, Genethon, Duke University and Summit (Oxford) Ltd. (“Summit”).

In November 2016, the Company submitted a marketing authorization application (“MAA”) for eteplirsen to the European Medicines Agency (“EMA”) and the application was validated in December 2016. The Company continues to work with the EMA during their review process and anticipate they will complete their review and make a final decision on the approvability of the Company’s MAA for eteplirsen in the first half of 2018.

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

As of March 31, 2018, the Company had approximately $1,049.8 million of cash, cash equivalents and investments, consisting of $557.2 million of cash and cash equivalents, $491.8 million of short-term investments, and $0.8 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

As of March 31, 2018, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 30 to 60 days. Outside of the U.S., the payment terms range between 45 and 120 days. Three individual customers accounted for 44%, 34% and 18% of net product revenues and 60%, 22% and 9% of accounts receivable from product sales, respectively. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of March 31, 2018, the Company believes that such customers are of high credit quality.

As of March 31, 2018 the Company’s cash equivalents and investments were concentrated at a single financial institution, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institution.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) effective as of January 1, 2018. The Company has chosen to use the full retrospective transition method, under which it is required to revise its consolidated financial statements for the years ended December 31, 2016 and 2017 as well as any applicable interim periods within those years, as if ASC 606 had been effective for those periods. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, only one performance obligation has been identified by the Company: to timely deliver drug products to the customer’s designated warehouses.

Product Revenues

The Company distributes its product principally through a limited number of specialty distributor and specialty pharmacies in the U.S. and certain distributors in the European Union (“EU”), Israel and Middle East (collectively, “Customers”). The Customers subsequently resell the product to patients and health care providers. The Company provides no right of return to the Customers except in cases of shipping error or product defect. Product revenues are recognized when the Customers take control of the product, which typically occurs upon delivery to the Customers. For the three months ended March 31, 2018, majority of the revenues recognized were generated by the specialty distributor and specialty pharmacies in the U.S.

Variable Consideration

Product revenues are recorded at the net sales price (“transaction price”) which includes estimated reserves for variable consideration, such as Medicaid rebates, governmental chargebacks, including Public Health Service (“PHS”) chargebacks, prompt payment discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payment is required by the Company) or a current liability (if a payment is required by the Company). These reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contracts. Additional details relating to variable consideration follows:

•

Medicaid rebates relate to the Company’s estimated obligations to states under established reimbursement arrangements. Rebate reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses.

•

Governmental chargebacks, including PHS chargebacks, relate to the Company’s estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices that the Company charges to wholesalers. The wholesaler charges the Company for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Chargeback reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and the Company generally issues credits for such amounts within a few weeks of receiving notification of resale from the wholesaler.

•

Prompt payment discounts relate to the Company’s estimated obligations for credits to be granted to a specialty pharmacy for remitting payment on its purchases within established incentive periods. Reserves for prompt payment discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

•

Co-pay assistance relates to financial assistance provided to qualified patients, whereby the Company may assist them with prescription drug co-payments required by the patient’s insurance provider. Reserves for co-pay assistance are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses.

•

Distribution fees relate to fees paid to Customers in the distribution channel that provide the Company with inventory management, data and distribution services and are generally accounted for as a reduction of revenue. To the extent that the services received are distinct from the Company’s sale of products to the Customer, these payments are accounted for as selling, general and administrative expenses.

The impact of adopting ASC 606 was not material. There have not been any other material changes to the Company’s accounting policies as of March 31, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes Topic 840, “Leases”. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities. As of March 31, 2018, the Company has not elected to early adopt this guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In March 2017, the Financial Accounting Standards Board issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. ASU No. 2017-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As of March 31, 2018, we are currently evaluating the potential impact that this new standard may have on our financial position and results of operations.

Reclassification

The Company has revised the presentation as well as the caption of certain items within the unaudited condensed consolidated balance sheets to conform to the current period presentation. “Restricted cash and investments” of $0.8 million and

“deferred revenue” of $3.3 million as December 31, 2017 are grouped into “other assets” and “other current liabilities”, respectively. These revisions had no impact on total assets nor total liabilities.

Additionally, the Company has revised the presentation as well as caption of certain items within the unaudited condensed consolidated statements of operations and comprehensive loss to conform to the current period presentation. “Amortization of in-licensed rights” of less than $0.1 million was reclassified from “cost of sales” and presented separately in the unaudited condensed consolidated statements of operations and comprehensive loss. The reclassification had no impact on operating loss or net income.

Furthermore, the Company has also revised the presentation as well as caption of certain items within the unaudited condensed consolidated statements of cash flows to conform to the current period presentation. “Accretion of discount on available-for-sale securities” of $0.1 million and “Non-cash interest expense” of approximately $0.1 million are presented separately in the unaudited condensed consolidated statements of cash flows. These revisions had no impact on the net cash used in operating activities or cash, cash equivalents and restricted cash at end of period.

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents	$370,052	$370,052	$—	$—
Commercial paper	178,875	—	178,875	—
Government and government agency bonds	270,119	270,119	—	—
Corporate bonds	92,195	92,195	—	—
Certificates of deposit	648	648	—	—
Total assets	$911,889	$733,014	$178,875	$—

	Fair Value Measurement as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents	$352,370	$352,370	$—	$—
Commercial paper	133,368	—	133,368	—
Government and government agency bonds	294,717	284,745	9,972	—
Corporate bonds	127,956	127,956	—	—
Certificates of deposit	648	648	—	—
Total assets	$909,059	$765,719	$143,340	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, corporate bonds and certificates of deposit. Certain of the government and government agency bonds and corporate bonds are publically traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2018.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper and government and government agency bonds. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing market observable data.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and revolving line of credit approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts for the term loan approximate fair value based on market activity for other debt instruments with similar characteristics and comparable risk.

4. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Money market funds	370,052	352,370
Corporate bonds	24,451	16,720
Government and government agency bonds	24,981	49,972
Total	419,484	419,062

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2018 and December 31, 2017 was approximately three and seven months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$507,802	$—	$—	$507,802
Commercial paper	178,875	—	—	178,875
Government and government agency bonds	270,422	1	(304)	270,119
Corporate bonds	92,535	—	(340)	92,195
Total assets	$1,049,634	$1	$(644)	$1,048,991
As reported:
Cash and cash equivalents	$557,233	$1	$—	$557,234
Short-term investments	$492,401	$—	$(644)	$491,757
Total assets	$1,049,634	$1	$(644)	$1,048,991

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$532,999	$—	$—	$532,999
Commercial paper - current	133,368	—	—	133,368
Government and government agency bonds - current	294,915	2	(200)	294,717
Corporate bonds		—		$—
Current	118,121	—	(145)	117,976
Non-current	10,016	—	(36)	9,980
Total assets	$1,089,419	$2	$(381)	$1,089,040
As reported:
Cash and cash equivalents	$599,698	$2	$(9)	$599,691
Short-term investments	479,705	—	(336)	479,369
Long-term investments	10,016	—	(36)	9,980
Total assets	$1,089,419	$2	$(381)	$1,089,040

5. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The Company’s accounts receivable arise from product sales, government research contracts and other grants. They are generally stated at the invoiced amount and do not bear interest.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies in the U.S. as well as certain distributors in the EU, Israel and the Middle East. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of March 31, 2018, the credit profiles for the Company’s customers are deemed to be in good standing and write-offs of accounts receivable are not considered necessary. Historically, no accounts receivable amounts related to government research contracts and other grants have been written off and, thus, an allowance for doubtful accounts receivable related to government research contracts and other grants is not considered necessary.

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Product sales, net of discounts and allowances	$38,919	$28,539
Government contract receivables	929	929
Total accounts receivable	$39,848	$29,468

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other	Total
	(in thousands)
Balance, as of December 31, 2017	$995	$6,959	$169	$464	$8,587
Provision	2,790	5,159	495	1,534	9,978
Payments/credits	(2,916)	(989)	(435)	(146)	(4,486)
Balance, as of March 31, 2018	$869	$11,129	$229	$1,852	$14,079

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Reduction to accounts receivable	$1,367	$1,285
Component of accrued expenses	12,712	7,302
Total reserves	$14,079	$8,587

6. INVENTORY

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

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Raw materials	$63,494	$53,875
Work in progress	34,609	27,442
Finished goods	1,272	2,288
Total inventory	$99,375	$83,605

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

7. ASSET HELD FOR SALE

The Company owned a facility located at 1749 SW Airport Avenue, Corvallis, OR (“Airport Facility”). The Airport Facility was previously leased to an unrelated third party. In July 2016, the third party lessee terminated the lease and vacated the facility. The Company set up a program to actively market the Airport Facility. Accordingly, the Airport Facility with net book value of approximately $1.5 million was reclassified as an asset held for sale which is presented as a component of other current assets. In August 2017, the Company entered into a purchase and sale agreement with an unrelated third-party buyer. The sale price of as well as fees related to the Airport Facility were approximately $1.5 million and $0.2 million, respectively. The transaction was completed in January 2018 when cash was received and the two mortgage loans associated with the facility were repaid. For more information regarding the two mortgage loans, please read Note 10, Indebtedness.

8. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Manufacturing-related deposits and prepaids	$15,049	$18,650
Prepaid clinical and preclinical expenses	6,103	5,175
Prepaid maintenance and license fees	2,442	1,711
Prepaid research expenses	2,140	2,896
Prepaid commercial expenses	883	1,589
Asset held for sale	—	1,501
Other prepaids	2,186	2,726
Other	2,400	2,263
Total other current assets	$31,203	$36,511

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Prepaid clinical expenses	$6,151	$7,488
Alternative minimum tax credit	3,315	3,315
Manufacturing-related deposits	1,975	—
Restricted cash and investments	784	784
Long-term available-for-sale securities	—	9,980
Other	241	242
Total other non-current assets	$12,466	$21,809

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Product revenue related reserves	$12,712	$7,302
Accrued clinical and preclinical costs	10,924	15,975
Accrued professional fees	10,351	6,794
Accrued employee compensation costs	7,906	14,402
Accrued contract manufacturing costs	7,025	14,019
Accrued interest expense	3,411	1,291
Accrued collaboration cost sharing	3,197	—
Accrued BioMarin royalties	3,117	2,846
Accrued property and equipment	2,980	2,525
Accrued income taxes	943	943
Accrued research costs	226	401
Other	2,856	2,484
Total accrued expenses	$65,648	$68,982

10. INDEBTEDNESS

2024 Convertible Notes

On November 14, 2017, the Company issued $570.0 million senior notes due on November 15, 2024 (the “2024 Notes”). The 2024 Notes were issued at face value and bear interest at the rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. Upon conversion, the Company may pay cash, shares of its common stock or a combination of cash and stock, as determined by the Company in its discretion. The 2024 Notes may be convertible into 7,763,552 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 13.621 shares per $1,000 principal amount of the 2024 Notes, which represents a conversion price of $73.42 per share. The Company recorded a total debt discount of $171.8 million upon issuance of the 2024 Notes, consisting of an equity component of $161.2 million and debt issuance costs of $10.6 million. The debt discount is being amortized under the effective interest method and recorded as additional non-cash interest expense over the life of the 2024 Notes. The effective interest rate on the liability component of the 2024 Notes for the year ended December 31, 2017 was 6.9%. The fair value of the 2024 Notes is $713.0 million as of March 31, 2018. It is based on open market trades and is classified as level 1 in the fair value hierarchy.

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

The facility matures in July 2021. The Company was in compliance with all affirmative and negative covenants associated with the Amended and Restated Credit and Security Agreement at March 31, 2018.

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

Mortgage Loans

The Company had two loans outstanding which bear interest at 4.75%, mature in February 2027 and are collateralized by the Airport Facility in Corvallis, Oregon. In connection with the sale of the Airport Facility in January 2018, the two long-term mortgage loans were repaid.

As of March 31, 2018, the Company recorded approximately $3.4 million as current portion of long-term debt and approximately $427.4 million as long-term debt on the unaudited condensed consolidated balance sheets related to the 2024 convertible notes, the term loan, the revolving line of credit and the mortgage loans. The following table summarizes the Company’s debt facilities for the periods indicated:

	As of March 31, 2018	As of December 31, 2017
	(in thousand)
Par value of the 2024 Notes	570,000	570,000
Unamortized discounts	(154,340)	(158,890)
Debt issuance expenses	(10,151)	(10,450)
Net carrying value of convertible debt	405,509	400,660
Other debt facilities	25,302	30,391
Net carrying value of total debt facilities	430,811	431,051

For the three months ended March 31, 2018 and 2017, the Company recorded $7.6 million and $0.3 million in interest expense, respectively.

11. RESTRUCTURING

In March 2016, the Company announced a long-term plan (“Corvallis plan”) to consolidate all of the Company’s operations to Massachusetts as part of a strategic plan to increase operational efficiency. As part of the consolidation, research activities and some employees transitioned to the Company’s facilities in Andover and Cambridge, Massachusetts. As of December 31, 2017, the relocations and terminations were completed.

The second floor and the first floor of the Corvallis facility were vacated and closed and made available for sub-leasing in December 2016 and April 2017, respectively. Using a discounted cash flow methodology and based on monthly rent payments as well as estimated sublease income, the Company recognized a total of approximately $1.5 million and $2.3 million, in restructuring expenses for the second and the first floor, respectively. As of March 31, 2018, the Company continues to be obligated to make $4.5 million of minimum lease payments and certain other contractual maintenance costs for the whole facility.

The following table summarizes the restructuring reserve for the periods indicated:

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
	(in thousands)
Restructuring reserve beginning balance	$2,933	$1,588
Restructuring expenses incurred during the period	—	3,020
Amounts paid during the period	(355)	(1,675)
Restructuring reserve ending balance	$2,578	$2,933

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2018		2017
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	1,124,585	$34.08	877,492	$16.30
Restricted stock units	150,725	$71.45	161,029	$32.63
Restricted stock awards	17,090	$71.45	6,500	$31.06

Stock-based Compensation Expense

For the three months ended March 31, 2018 and 2017, total stock-based compensation expense was $10.5 million and $5.7 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$2,060	$1,874
Selling, general and administrative	8,466	3,838
Total stock-based compensation expense	$10,526	$5,712

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock options	$8,973	$5,038
Restricted stock awards/units	1,260	204
Employee stock purchase plan ("ESPP")	293	470
Total stock-based compensation expense	$10,526	$5,712

13. OTHER INCOME AND LOSS

The following table summarizes other income and loss for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(in thousand)
Interest expenses	$(7,634)	$(257)
Interest income	1,872	186
Amortization of investment discount	1,259	100
Other income	18	306
Gain from sale of Priority Review Voucher	—	125,000
Total other (loss) income	$(4,485)	$125,335

14. INCOME TAXES

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter.

For the three months ended March 31, 2018, the Company recorded a provision for income taxes of $0.1 million, representing an effective tax rate of 0.4%. The Company’s estimated annual effective tax rate is lower than the federal statutory rate due to the jurisdictional mix of earnings and the release of valuation allowance against its federal and state tax attributes which can be used to offset current year earnings.

For the three months ended March 31, 2017, the Company recorded a provision for income taxes of $2.0 million, representing an effective tax rate of 2.3%. The Company computed its tax provision for the three months ended March 31, 2017 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate. The Company concluded that the year-to-date effective tax rate was the most appropriate method to use for the three months ended March 31, 2017, given a reliable estimate of the annual effective tax rate could not be made.

15. NET (LOSS) EARNINGS PER SHARE

Basic net (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company generated a net loss for the three month period ended March 31, 2018, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net (loss) income	$(35,363)	$84,090
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic (loss) earnings per share	64,631	54,850
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	1,162
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	64,631	56,012
Net (loss) earnings per share - basic and diluted
Basic (loss) earnings per share	$(0.55)	$1.53
Diluted (loss) earnings per share	$(0.55)	$1.50

*

For the three months ended March 31, 2018, stock options, RSAs, RSUs, stock appreciation rights and potentially issuable stock for ESPP to purchase 9.9 million shares of the Company’s common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.  For the three months ended March 31, 2017, out of money stock options, unvested performance-based RSUs and RSAs whose performance milestones were not achieved and potentially issuable stock for ESPP to purchase approximately 3.4 million were excluded from the net earnings per share calculation as their effect would have been anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts on January 27, 2014 and January 29, 2014. The complaints were consolidated into a single action (Corban v. Sarepta, et. al., No. 14-cv-10201) by order of the court on June 23, 2014. Plaintiffs’ consolidated amended complaint, filed on July 21, 2014, asserted violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Securities and Exchange Commission Rule 10b-5 against the Company, and Chris Garabedian, Sandy Mahatme, and Ed Kaye (“Individual Defendants,” and collectively with the Company, the “Corban Defendants”), and violations of Section 20(a) of the Exchange Act against the Individual Defendants. Plaintiffs alleged that the Corban Defendants made material misrepresentations or omissions during the putative class period of July 24, 2013 through November 12, 2013, regarding a data set for a Phase 2b study of eteplirsen and the likelihood of the FDA accepting the Company’s new drug application for eteplirsen for review based on that data set. Plaintiffs sought compensatory damages and fees. On August 18, 2014, the Corban Defendants filed a motion to dismiss, which the Court granted on March 31, 2015. Plaintiffs subsequently sought leave to file a second amended complaint, which the Corban Defendants opposed. On September 2, 2015, the Court denied Plaintiffs’ motion for leave to amend as futile.  Plaintiffs filed a notice of appeal on September 29, 2015, seeking review of the Court’s March 31, 2015 order dismissing the case and the Court’s September 2, 2015 order denying leave to amend. On January 27, 2016, Plaintiffs filed in the district court a motion for relief from judgment pursuant to Federal Rule of Civil Procedure 60(b)(2), arguing that the FDA Briefing Document published on or about January 15, 2016, was material and would have changed the Court’s ruling. On February 26, 2016, the First Circuit stayed the appeal pending the district court’s ruling on the 60(b)(2) motion.  Defendants opposed the 60(b)(2) motion, and on April 21, 2016, the Court denied Plaintiffs’ motion for relief from judgment. On May 19, 2016, Plaintiffs filed a motion to alter or amend the April 21,

2016 order pursuant to Federal Rule of Civil Procedure 59(e). On May 20, 2016, the Court denied Plaintiffs’ motion, and Plaintiffs filed a notice of appeal of the Court’s April 21, 2016 denial of their 60(b)(2) motion and May 20, 2016 denial of their 59(e) motion.  On June 13, 2016, the First Circuit granted Plaintiffs’ motion to consolidate the two appeals. Oral argument took place on March 7, 2017 and the First Circuit affirmed the District Court’s dismissal of this case on August 22, 2017. Plaintiffs filed a Petition for Panel Rehearing and Rehearing En Banc, which the First Circuit denied on October 11, 2017. The period for filing a petition with the U.S. Supreme Court for a writ of certiorari has elapsed without a filing from the plaintiffs. As such, there is no risk of loss in connection with this litigation.

Another complaint was filed in the U.S. District Court for the District of Massachusetts on December 3, 2014 styled William Kader, Individually and on Behalf of All Others Similarly Situated v. Sarepta Therapeutics Inc., Christopher Garabedian, and Sandesh Mahatme (Kader v. Sarepta et.al 1:14-cv-14318). On March 20, 2015, Plaintiffs filed an amended complaint asserting violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company, and Chris Garabedian and Sandy Mahatme (“Individual Defendants,” and collectively with the Company, the “Kader Defendants”), and violations of Section 20(a) of the Exchange Act against the Individual Defendants. Plaintiffs alleged that the Kader Defendants made material misrepresentations or omissions during the putative class period of April 21, 2014 through October 27, 2014, regarding the sufficiency of the Company’s data for submission of an NDA for eteplirsen and the likelihood of the FDA accepting the NDA based on that data. Plaintiffs sought compensatory damages and fees. The Kader Defendants moved to dismiss the amended complaint on May 11, 2015.  On April 5, 2016, following oral argument on March 29, 2016, the Court granted Defendants’ motion to dismiss.  On April 8, 2016, Lead Plaintiffs filed a motion for leave to file an amended complaint, which Defendants opposed. On January 6, 2017, the Court denied Plaintiffs’ motion for leave to amend and dismissed the case.  Plaintiffs filed a notice of appeal on February 3, 2017. Oral argument took place on December 4, 2017 and the First Circuit affirmed the District Court’s dismissal of this case on April 4, 2018. Plaintiffs did not file a petition for rehearing before the operative deadline. As such, the risk of loss is negligible, barring a successful and highly unlikely petition for a writ of certiorari from the U.S. Supreme Court.

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

17. SUBSEQUENT EVENTS

On April 27, 2018, the Company entered into a seventh amendment (the “Amendment”) to its Cambridge, Massachusetts headquarters lease which extended the original term of the lease to September 30, 2025 and increased the total rental space by approximately 63,698 square feet. The Company expects to incur an incremental $54.4 million in rent expense as a result of the Amendment through the remainder of the extended lease term.

On May 3, 2018, the Company and Myonexus Therapeutics, Inc. (“Myonexus”) entered into a warrant to purchase common stock of Myonexus, which, in combination with amendments to the Myonexus certificate of incorporation, provides the Company with an exclusive option to acquire Myonexus. The Company may exercise the option at any time prior to the 60th day after Myonexus: (i) completes a successful biopsy analysis on each of the patients within cohort 2 capable of providing a biopsy at the end of the 60-day period of Myonexus’ Phase 1/2A clinical trial of MYO-101, and (ii) provides the Company with the study’s final biopsy results, subject to certain conditions. The Company is liable for a $60 million non-refundable up-front payment upon execution of the agreement and may be obligated to make up to $45 million in development milestone payments. An additional payment would be required if and when the Company exercises the exclusive option to acquire Myonexus.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding the continued growth of our business operations due, in part, to the commercialization of EXONDYS 51® (eteplirsen) Injection (“EXONDYS 51”);
•

our pipeline, technologies and next-generation approaches and their respective potential benefits, including the potential of our phosphorodiamidate morpholino oligomer (“PMO”) based compounds to reduce off-target effects and be rapidly designed to target specific tissues, genetic sequences, or pathogens; the potential of our peptide-conjugated PMO (“PPMO”) to be tailored to reach other organs beyond muscle; the potential of micro-dystrophin and GALGT2 to treat all or nearly all Duchenne muscular dystrophy (“DMD”) patients regardless of mutation; and CRSPR/Cas9’s potential to be used to fix stop codon mutations in the dystrophin gene so that dystrophin can be translated to a function protein;

•	our belief that our highly differentiated, novel, proprietary and innovative RNA-targeted PMO-based platforms may represent a significant improvement over other RNA-targeted technologies;
•	Our belief that our PMO-based compounds could potentially be applied to treat a broad spectrum of diseases;
•	our belief that golodirsen and casimersen will potentially address one of the most prevalent sets of mutations in DMD that are amenable to exon-skipping;
•	the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for EXONDYS 51 in confirmatory trials;
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

•

the possibility of a re-examination of our marketing authorization application (“MAA”) for eteplirsen being granted by the Committee for Medicinal Products for Human Use (“CHMP”) and a Scientific Advisory Group (“SAG”) being convened.

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
•

our expectations regarding our ability to successfully conduct or accelerate research, development, pre-clinical, clinical and post-approval trials, and our expectations regarding the timing, design and results of such trials, including the potential consistency of data produced by these trials with prior results, as well as any new data and analyses relating to the safety profile and potential clinical benefits of EXONDYS 51 and our product candidates, including golodirsen, casimersen, PPMO and gene therapy;

•

the impact of regulations and regulatory decisions by the United States Food and Drug Administration (“FDA”) and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;

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
•

our ability to invalidate some or all of the claims of patents issued to competitors and pending patent applications if issued to competitors, and the potential impact of those claims on the potential commercialization and continued commercialization, where authorized, of EXONDYS 51 and the potential commercialization of our product candidates, including golodirsen, casimersen, PPMO and gene therapy;

•	our ability to operate our business without infringing the intellectual property rights of others;
•	our intention to expand our insurance coverage to include the sale of commercial products in connection with the FDA’s approval of EXONDYS 51;
•

our belief that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months and statements about our future capital needs;

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

•	Expected milestones and payments in connection with our agreement with Myonexus Therapeutics, Inc.;
•	our expectations relating to potential funding from government and other sources for the development of some of our product candidates;
•	our ability to attract and retain key employees needed to execute our business plans and strategies and our expectations regarding our ability to manage the impact of any loss of key employees;
•	our ability to comply with applicable environmental laws and regulations;
•	the impact of the potential achievement of performance conditions and milestones relating to our stock awards; and
•	our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements.

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

A summary description of our product and main product candidates is as follows:

•

EXONDYS 51, our first product, uses our PMO chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene. EXONDYS 51 is designed to bind to exon 51 of dystrophin pre- messenger RNA (“mRNA”), resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

We are in the process of conducting, starting or planning various EXONDYS 51 clinical trials, including studies that are required to comply with regulatory new drug application (“NDA”) and/or MAA filing requirements as well as studies we need to conduct to comply with our post-marketing FDA requirements/commitments to verify and describe clinical benefit of EXONDYS 51.

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

We are enrolling and dosing patients in ESSENCE (Study 4045-301), our phase 3 placebo controlled confirmatory trial in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 or 53 skipping using casimersen and golodirsen, respectively. Golodirsen is currently also in the clinic as part of a Phase 1/2 study. Part I has been completed, and Part II, an open-label portion of this study, is ongoing (Study 4053-101). In September 2017, we announced positive results of an analysis that included biopsies of the bicep muscle at baseline and on-treatment at the Part II, Week 48 time point. The study results demonstrated statistical significance on all primary and secondary biological endpoints. On March 12, 2018, we announced our plan to submit an NDA to the FDA by year-end 2018 for accelerated approval of golodirsen (SRP-4053) in patients with DMD who are amenable to skipping exon 53. Golodirsen will potentially address one of the most prevalent sets of mutations in DMD that are amenable to exon-skipping.

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

We are enrolling and dosing patients in ESSENCE, further described above. Pursuant to an ongoing Sarepta-sponsored Phase 1/2 clinical trial studying casimersen (Study 4045-101), we have completed a dose titration portion (Phase 1) and are currently conducting the open-label portion of the study (Phase 2). Casimersen will potentially address one of the most prevalent sets of mutations in DMD that are amenable to exon-skipping.

•

SRP-5051, one of our main product candidates, uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

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

In addition to advancing our exon-skipping product candidates for DMD, we are working with several strategic partners under various agreements to research and develop multiple treatment approaches to DMD. These strategic partners include:

•

Nationwide Children’s Hospital, with whom we are collaborating on the advancement of (1) their micro-dystrophin gene therapy program under a research and exclusive license option agreement and (2) their Galgt2 gene therapy program under an exclusive license agreement. In the fourth quarter of 2017, the IND applications for both of these programs were cleared by the FDA, and two Phase 1/2a clinical trials in individuals with DMD were initiated;

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

Our Proprietary Platform Technologies

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

We also collaborate with different partners to explore a gene therapy approach to DMD. The programs in collaboration with Nationwide Children’s Hospital and Genethon look to express a smaller but still functional version of dystrophin (“micro-dystrophin”).  Micro-dystrophin is used because normal-sized dystrophin is too large to fit in an adeno-associated virus (AAV). An additional program, also in collaboration with Nationwide Children’s Hospital, aims to express the enzyme GALGT2 from an AAV vector.  We believe that GALGT2 modifies the dystrophin associated protein complex (DAPC) and up-regulates utrophin (a protein significantly homologous to dystrophin) to protect muscle from damage in the absence of dystrophin. The micro-dystrophin and GALGT2 technologies have the potential to treat all or nearly all DMD patients regardless of mutation.

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

Manufacturing

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

Cash, Cash Equivalents and Investments

As of March 31, 2018, we had approximately $1,049.8 million of cash, cash equivalents and investments, consisting of $557.2 million of cash and cash equivalents, $491.8 of short term investments, and $0.8 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be the most critical to the judgements and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	revenue recognition;
•	inventory;
•	research and development expense;
•	stock-based compensation; and
•	income tax.

There have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	Change	Change
	(in thousands, except share and per share amounts)		$	%
Revenues:
Product, net	$64,604	$16,342	$48,262	295%
Total revenues	64,604	16,342	48,262	295%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	5,582	224	5,358	NM*
Research and development	46,204	29,119	17,085	59%
Selling, general and administrative	43,341	26,216	17,125	65%
Amortization of in-licensed rights	216	28	188	NM*
Total cost and expenses	95,343	55,587	39,756	72%
Operating loss	(30,739)	(39,245)	8,506	(22)%
Other (loss) income:
Gain from Sale of Priority Review Voucher	—	125,000	(125,000)	(100)%
Interest (expense) income and other, net	(4,485)	335	(4,820)	NM*
Other (loss) income before income tax expense	(35,224)	86,090	(121,314)	(141)%
Income tax expense	139	2,000	(1,861)	(93)%
Net (loss) income	$(35,363)	$84,090	$(119,453)	(142)%

Net (loss) income per share:
Basic (loss) earnings per share	$(0.55)	$1.53	$(2.08)	(136)%
Diluted (loss) earnings per share	$(0.55)	$1.50	$(2.05)	(136)%
Weighted average number of shares of common stock used in calculating:
Basic (loss) earnings per share	64,631	54,850
Diluted (loss) earnings per share	64,631	56,012

* NM = Not Meaningful

Revenues

We record product revenues net of applicable discounts and allowances which include Medicaid rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, co-pay assistance and distribution fees. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if no payments are required of us) or a liability (if a payment is required of us). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. Actual amounts may ultimately differ from our estimates. If actual results are different from our estimates, we adjust these estimates, which will have an effect on earnings in the period of adjustment. Net product revenues for EXONDYS 51 for the three months ended March 31, 2018 increased by $48.3 million compared with the three months ended March 31, 2017. The increase primarily reflects increasing demand for EXONDYS 51 in the U.S.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payment to BioMarin Pharmaceutical, Inc. (“BioMarin”) as a result of the execution of the settlement and licenses agreements in July 2017 and inventory costs that relate to sales of EXONDYS 51 following our commercial launch in the U.S. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed such manufacturing and material costs as research and development expenses. For EXONDYS 51 sold in the three months ended March 31, 2018 and 2017, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental cost to produce the EXONDYS 51 sold would have been approximately $6.8 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	Change	Change
	(in thousands)		$	%
Royalty payments to BioMarin	$3,117	$—	3,117	NA
Inventory costs related to EXONDYS 51 sold	1,520	8	1,512	NA
Overhead costs	943	197	746	379%
Other inventory costs	2	18	(16)	NM*
Total cost of sales	$5,582	$223	5,359	NM*

* NM = Not Meaningful

The cost of sales for the three months ended March 31, 2018, increased $5.4 million compared with the same period in 2017. The increase primarily reflects royalty payments to BioMarin as a result of the execution of the settlement and license agreements with BioMarin in July 2017 as well as increasing demand for EXONDYS 51.

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

Future research and development expenses may increase as our internal projects, such as those for our DMD product candidates, enter or proceed through later stage clinical development. We are currently conducting various clinical trials for EXONDYS 51. We completed Part I and are conducting Part II of a Phase 1/2a clinical trial for an exon 53-skipping product candidate in the EU. We have completed the dose titration portion and are conducting the open-label portion of a study for our exon 45-skipping product candidate. A placebo-controlled study with product candidates designed to skip exons 45 and 53 is ongoing in the US, the EU, Canada, and Israel and we plan to have sites in additional countries globally. The remainder of our research and development programs are in various stages of research and preclinical development. However, our research and development efforts may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a variety of reasons. Similarly, any of our product candidates may be found to be unsafe or ineffective during clinical trials, may have clinical trials that take longer to complete than anticipated, may fail to receive necessary regulatory approvals, or may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	Change	Change
	(in thousands)		$	%
Golodirsen (exon 53)	$8,505	$3,082	$5,423	176%
Casimersen (exon 45)	6,196	3,422	2,774	81%
Eteplirsen (exon 51)	4,928	8,930	(4,002)	(45)%
PPMO platform	3,724	1,253	2,471	197%
Utrophin (Summit collaboration cost sharing)	3,197	—	3,197	NA
Other projects	135	194	(59)	(30)%
Internal research and development expenses	19,519	12,238	7,281	59%
Total research and development expenses	$46,204	$29,119	$17,085	59%

The Company has revised the presentation as well as certain captions in the research and development expenses by project table presented above. “PPMO platform” of $1.3 million for the three months ended March 31, 2017 was reclassified from “other projects” and presented separately in the table to conform to current year presentation.

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$18,764	$14,362	$4,402	31%
Compensation and other personnel expenses	8,349	5,686	2,663	47%
Professional services	4,572	2,162	2,410	111%
Utrophin (Summit collaboration cost sharing)	3,197	—	3,197	NA
Preclinical expenses	3,082	1,524	1,558	102%
Facility-related expenses	2,861	2,208	653	30%
Stock-based compensation	2,060	1,874	186	10%
Research and other	3,319	1,303	2,016	155%
Total research and development expenses	$46,204	$29,119	$17,085	59%

Research and development expenses for the three months ended March 31, 2018 increased by $17.1 million, or 59%, compared with the three months ended March 31, 2017. The increase was primarily driven by the following:

•

$4.4 million increase in clinical and manufacturing expenses primarily due to increased patient enrollment in our ongoing clinical trials in golodirsen and casimersen as well as a ramp-up of manufacturing activities for our PPMO platform. These increases were partially offset by a ramp-down of clinical trials in eteplirsen primarily because the PROMOVI trial has been fully enrolled;

•	$3.2 million increase in collaboration cost sharing with Summit on its Utrophin platform
•	$2.7 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$2.4 million increase in professional services primarily due to accelerated company growth as a result of expansion of our R&D pipeline; and
•	$1.6 million increase in preclinical expenses primarily due to the continuing ramp-up of toxicology studies in our PPMO platform as well as golodirsen and casimersen.

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

The following table summarizes selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2018	2017	Change	Change
	(in thousands)		$	%
Professional services	$16,154	9,741	$6,413	66%
Compensation and other personnel expenses	14,095	8,779	5,316	61%
Stock-based compensation	8,466	3,838	4,628	121%
Facility-related expenses	2,041	1,806	235	13%
Other	2,585	2,052	533	26%
Total selling, general and administrative expenses	$43,341	$26,216	$17,125	65%

The Company has revised the presentation as well as certain captions in the selling, general and administrative expenses table presented above. For the three months ended March 31, 2017, “facility-related expenses” of $1.8 million were reclassified from “other” and presented separately in the table to conform to current year presentation.

Selling, general and administrative expenses for the three months ended March 31, 2018 increased by $17.1 million, or 65%, compared with the three months ended March 31, 2017. This was primarily driven by the following:

•	$6.4 million increase in professional services primarily due to continuing global expansion as well as preparation for a potential product launch in the EU should our MAA be approved by the EMA;
•	$5.3 million increase in compensation and other personnel expenses primarily due to a net increase in headcount; and
•

$4.6 million increase in stock-based compensation primarily due to an increase in stock price and the impact of revising the forfeiture rate assumption for officers and members of our Board of Directors (“directors”). Historically, we applied one forfeiture rate assumption to all employees and directors. Beginning on January 1, 2018, based on recent trending of employee turnover data, we began to apply different forfeiture rates to non-officer employees and directors and officers.

Amortization of In-licensed Rights

Amortization of in-license rights relate to the two agreements we entered into with BioMarin and University of Western Australia (“UWA”) in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of $6.6 million as a result of a settlement and license agreement with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016, we recorded an in-licensed right asset of $1.0 million related to a license agreement with UWA. Both in-licensed rights are being amortized on a straight-line basis over the life of the patent from the first commercial sale of EXONDYS 51. For the three months ended March 31, 2018 and 2017, we recorded amortization of in-licensed rights of approximately $0.2 million and less than $0.1 million, respectively.

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

Interest income (expense) and other, net

Interest income (expense) and other, net, primarily consists of interest income on our cash, cash equivalents and investments and interest expense on our debt facilities. Our cash equivalents and investments consist of money market funds, commercial paper, government and government agency debt securities, money market investments and certificates of deposit. Interest expense includes interest accrued on our convertible notes, term loan, and revolving line of credit. Other income (expense) is primarily comprised of leasing excess space in some of our facilities.

For the three months ended March 31, 2018, interest expense and other, net was approximately $4.5 million. For the three months ended March 31, 2017, interest income and other, net was approximately $0.3 million. The unfavorable changes primarily reflected the interest expense accrued on our debt facilities entered into during the latter half of 2017 partially offset by interest income from higher balances of cash, cash equivalents and investments.

Income tax expense

Income tax expense for the three months ended March 31, 2018 was approximately $0.1 million which related to minimum state tax payments. Income tax expense for the three months ended March 31, 2017 was approximately $2.0 million which related to alternative minimum tax due to the gain from the sale of the PRV.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2018	As of December 31, 2017	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$557,234	$599,691	$(42,457)	(7)%
Short-term investments	491,757	479,369	12,388	3%
Long-term investments	—	9,980	(9,980)	(100)%
Restricted cash and investments	784	784	—	—
Total cash, cash equivalents and investments	$1,049,775	$1,089,824	$(40,049)	(4)%

Borrowings:
Current portion of long-term debt	$3,446	$6,175	$(2,729)	(44)%
Long-term debt	427,365	400,641	26,724	7%
Total borrowings	$430,811	$406,816	$23,995	6%

Working capital
Current assets	$1,219,417	$1,228,644	$(9,227)	(1)%
Current liabilities	91,196	88,332	2,864	3%
Total working capital	$1,128,221	$1,140,312	$(12,091)	(1)%

For the period ended March 31, 2018, our principal source of liquidity was derived from proceeds from product sales of EXONDYS 51 and equity and debt financings. For the period ended December 31, 2017, our principal source of liquidity was derived from proceeds from the sale of the PRV, equity and debt financings and product sales of EXONDYS 51. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to continue to generate revenues from sales of EXONDYS 51 and potential future products;
•	the timing and costs associated with our global expansion;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments;

•	the timing and costs associated with our clinical trials and preclinical trials;
•	the attainment of milestones and our obligations to make milestone payments to BioMarin, Summit, UWA and other institutions;
•	repayment of outstanding debts; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

Cash Flows

	For the Three Months Ended
	March 31,
	2018	2017	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(35,668)	$(57,888)	$22,220	(38)%
Investing activities	(14,260)	209,985	(224,245)	(107)%
Financing activities	7,471	206	7,265	NM*
Increase in cash and cash equivalents	$(42,457)	$152,303	$(194,760)	(128)%

*NM = Not Meaningful

Operating Activities. Cash used in operating activities decreased by $22.2 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. This was primarily driven by an increase of $8.7 million in non-cash adjustments, favorable changes of $8.0 million in operating assets and liabilities primarily due to timing of certain payments and a decrease of $5.5 million in net loss excluding the gain from sale of the PRV driven by an increase in product sales for EXONDYS 51 partially offset by increases in research and development expenses and selling, general and administrative expenses.

Investing Activities. The cash used in investing activities for the three months ended March 31, 2018 was $14.3 million and the cash provided by investing activities for the three months ended March 31, 2017 was $210.0 million. The unfavorable change was driven by proceeds of $125.0 million from sale of the PRV and $10.7 million in maturity of restricted investment in March 2017 and increases of $91.5 million in purchase of available-for-sale securities and $7.7 million in purchase of property and equipment. These were partially offset by an increase of $10.0 million from the maturity of available-for-sale securities.

Financing Activities. Cash provided by financing activities increased by $7.3 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. This was primarily driven by increases of $9.9 million in proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program partially offset by an increase of $2.6 million in net repayment of the debt facilities.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Recent Accounting Pronouncements

For additional information, please read Note 2, Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2018, we had approximately $1,049.8 million of cash, cash equivalents and investments, comprised of $557.2 million of cash and cash equivalents, $491.8 million of short-term investments and $0.8 million restricted cash and investments. Our cash equivalents consist of commercial paper. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2018, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.2 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, we implemented a new enterprise resource planning (“ERP”) system which is expected to improve the efficiency of certain financial and related transaction processes. This system provides functionality to effectively support our expanding global operations. The implementation has resulted in certain business and operational changes. In connection with the implementation, we updated processes that are part of our internal control over financial reporting to accommodate related changes to our accounting procedures and business processes. Additionally, we implemented certain internal controls in connection with our adoption of ASC Topic 606. Otherwise, during the quarterly period ended March 31, 2018, there were no other changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 16, Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in this report.

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

We currently do not have the internal ability to undertake the manufacturing process for EXONDYS 51 or our product candidates in the quantities needed to meet commercial, clinical or MAP demand for EXONDYS 51, or to conduct our research and development programs and conduct clinical trials for our product candidates, including PPMO, golodirsen, casimersen and gene therapy. Therefore, we rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product, as well as to perform additional steps in the manufacturing process, such as labeling and packaging of vials and storage of EXONDYS 51 and our product candidates. There are a limited number of third parties with facilities and capabilities suited for the manufacturing process of EXONDYS 51 and our product candidates, which creates a heightened risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. In addition, the process for adding new manufacturing capacity can be lengthy and could cause delays in our development efforts. Any interruption of the development or operation of those facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters such as earthquake or fire, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available EXONDYS 51, product candidates or materials.

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

We have, through our third party manufacturers, produced or are in the process of producing supply of our product candidates and EXONDYS 51, respectively, based on our current understanding of market demands and our anticipated needs for our research and development efforts, clinical trials, MAPs and commercial sales. In light of the limited number of third parties with the expertise to produce EXONDYS 51 and our product candidates, the lead time needed to manufacture them, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient commercial and other manufacturing arrangements on the commercially reasonable terms necessary to provide adequate supply of EXONDYS 51 and our other product candidates to meet demands that meet or exceed our projected needs. Furthermore, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process for EXONDYS 51 and our product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which could impact our ability to execute our business plans on expected or required timelines in connection with the commercialization of EXONDYS 51 and the continued development of our product candidates, including our follow-on exon-skipping product candidates, PPMO and gene therapy. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and /or substantial termination penalties, which could have a material adverse effect on our business prior to and after commercialization.

The third parties we use in the manufacturing process for EXONDYS 51 and our product candidates may fail to comply with cGMP regulations.

Our contract manufacturers are required to produce our materials, APIs and drug products under cGMP. We and our contract manufacturers are subject to periodic inspections by the FDA, EMA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. While we work diligently with all contract manufacturers to maintain full compliance, we do not have direct control over a third party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of EXONDYS 51 and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. The failure to achieve and maintain compliance with cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in product recalls, clinical holds, delayed or withheld approvals, patient injury or death. This risk is particularly heightened as we optimize manufacturing for our product candidates, including golodirsen, casimersen, and novel programs such as PPMO and gene therapy. If our contract manufacturers fail to adhere to applicable cGMP and other applicable government regulations, or experience manufacturing problems, we will suffer significant consequences, including product seizures or recalls, postponement or cancellation of clinical trials, loss or delay of product approval, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, the success of our commercialization of EXONDYS 51 and/or our development efforts for our product candidates, including golodirsen, casimersen and novel programs such as PPMO and gene therapy, could be significantly delayed, fail or otherwise be negatively impacted.

We may not be able to successfully scale up manufacturing of EXONDYS 51 or our product candidates in sufficient quality and quantity or within sufficient timelines, or be able to secure ownership of intellectual property rights developed in this process, which could negatively impact the commercial success of EXONDYS 51 and/or the development of our product candidates and next generation chemistries like PPMO and gene therapy.

We are working to increase manufacturing capacity and scale up production of some of the components of our drug products. Our focus remains on (i) achieving larger-scale manufacturing capacity for EXONDYS 51 throughout the manufacturing supply chain (ii) continuing to increase material and API production capacity to provide the anticipated amounts of drug product needed for our planned studies for our product candidates and (iii) optimizing manufacturing for our follow-on exon skipping product candidates and novel programs, including PPMO and gene therapy. We may not be able to successfully increase manufacturing capacity or scale up the production of materials, APIs and drug products, whether in collaboration with third party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements, in a cost-effective manner, in a time frame required to meet our timeline for commercialization, clinical trials and other business plans, or at all. Compliance with cGMP requirements and other quality issues may arise during our efforts to increase manufacturing capacity and scale up production with our current or any new contract manufacturers. These issues may arise in connection with the underlying materials, the inherent properties of EXONDYS 51 or a product candidate, EXONDYS 51 or a product candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the APIs or finished drug product. In addition, in order to release EXONDYS 51 for commercial use and demonstrate stability of product candidates for use in clinical trials (and any subsequent drug products for commercial use), our manufacturing processes and analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate, or maintain validation of, our manufacturing processes and analytical methods or demonstrate adequate purity, stability or comparability of EXONDYS 51 or our product candidates in a timely or cost-effective manner, or at all. If we are unable to successfully validate our manufacturing processes and analytical methods or to demonstrate adequate purity, stability or comparability, the commercial availability of EXONDYS 51 and the continued development and/or regulatory approval of our product candidates, including PPMO and gene therapy, may be delayed or otherwise negatively impacted, which could significantly harm our business.

During work with our third party manufacturers to increase and optimize manufacturing capacity and scale up production, it is possible that they could make proprietary improvements in the manufacturing and scale-up processes for EXONDYS 51 or our product candidates, including PPMO and gene therapy. We may not own or be able to secure ownership of such improvements or may have to share the intellectual property rights to those improvements. Additionally, it is possible that we will need additional processes, technologies and validation studies, which could be costly and which we may not be able to develop or acquire from third parties. Any failure to secure the intellectual rights required for the manufacturing process needed for large-scale clinical trials or commercialization of EXONDYS 51 or the continued development of our product candidates, including PPMO, could cause significant delays in our business plans or otherwise negatively impact the commercialization of EXONDYS 51 or the continued development of our product candidates, including PPMO and gene therapy.

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

In some foreign countries, particularly Canada and the countries of Europe, Latin America and Asia Pacific, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take 12 to 24 months or longer after the receipt of regulatory approval and product launch. In order to obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to collect additional data, including conducting additional studies. Furthermore, several European countries have implemented government measures to either freeze or reduce pricing of pharmaceutical products. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, many foreign countries are referencing to other countries’ official public price, hence an unsatisfactory price level in one country could consequently impinge negatively upon overall revenue.

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

In November 2016, we submitted an MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on May 3, 2018, the CHMP of the EMA has recently rendered a negative trend vote of our MAA for eteplirsen following our oral explanation, making a positive CHMP opinion unlikely. Although we plan to seek a re-examination and request that a SAG be called to provide expert guidance and insight into DMD, we may not be granted a re-examination, a SAG may not be convened, and even if a re-examination and a related SAG are granted, the CHMP may render a negative opinion.

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

Our RNA-targeted platform, utilizing proprietary PMO-based technology, has only been incorporated into one therapeutic commercial product to date, EXONDYS 51, however, our confirmatory trials for EXONDYS 51 must verify and describe the clinical benefits in order for EXONDYS 51 to remain approved in the U.S. Although we have conducted and are in the process of conducting clinical trials with EXONDYS 51, an exon 45-skipping product candidate and an exon 53-skipping product candidate and pre-clinical trials with our other product candidates that use our PMO-based antisense technology, additional studies may be needed to determine the safety and efficacy of our PMO-based antisense technology, including our novel PPMO technology. In addition, nonclinical models used to evaluate the activity and toxicity of product candidate compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human disease. As such, there may be substantially different results observed in clinical trials from those observed in pre-clinical trials. Any failures or setbacks in developing or utilizing our PMO-based technologies, including adverse effects in humans, could have a detrimental impact on our product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial condition.

Our pre-clinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, including those based on our PMO-based technologies, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical trials that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. For example, although the pre-clinical data for PPMO collected to date is promising, the additional data we collect, including in the clinic, may not be consistent with the pre-clinical data or show a safe benefit that warrants further development or pursuit of a regulatory approval for PPMO product candidates. Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. For example, we cannot provide assurances that data from our studies with respect to EXONDYS 51, golodirsen, casimersen and gene therapy will be positive and consistent through the study periods or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our product or product candidates will be consistent with our interpretations. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including for those that are based on our PMO-based technologies, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. The completion of pre-clinical and clinical trials and regulatory approvals may be delayed for other reasons, such as delays related to patients enrollment for reasons including small patient population, competing clinical trials and patients’ concerns regarding trial design; manufacturing of product candidates; and clinical holds.

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

•

We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates. Any failure on our part to respond to these requirements in a timely and satisfactory manner could significantly delay or negatively impact confirmatory study timelines and/or the development plans we have for golodirsen, casimersen, PPMO, gene therapy or other product candidates. Responding to requests from regulators and meeting requirements for clinical trials, submissions and approvals may require substantial personnel, financial or other resources, which, as a small biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third party vendors and associates may be complicated by our own limitations and those of the parties we work with. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including guidance related to clinical trial design with respect to any NDA or MAA submissions.

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

The EU has enacted a new data privacy regulation, the General Data Protection Regulation, a violation of which could subject us to significant fines.

In May 2018, a new privacy regime, the General Data Protection Regulation (“GDPR”) will take effect and immediately be binding across all member states of the European Economic Area (“EEA”). The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data, and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives will be a rigorous and time-intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities.

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

We incurred an operating loss of $30.7 million for the three months ended March 31, 2018. Our accumulated deficit was $1.3 billion as of March 31, 2018. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. We have generally incurred expenses related to research and development of our technologies and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and/or as we:

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

We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses. Potential acquisitions or collaborations with other entities may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products and/or product candidates, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

Our success, competitive position and future revenue depend in part on our ability and the abilities of our licensors and other collaborators to obtain and maintain patent protection for our technologies, product and product candidates, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing on the proprietary rights of third parties.

We currently directly hold various issued patents and patent applications, or have exclusive license or option rights to issued patents and patent applications, in each case in the U.S. as well as other countries that protect our platform technology, product and product candidates, including Exondys 51, golodirsen, casimersen, SRP-5051 as well as our gene therapy product candidates (micro-dystrophin and GALGT2). We anticipate filing additional patent applications both in the U.S. and in other countries. The patent process, however, is subject to numerous risks and uncertainties, and we can provide no assurance that we will be successful in obtaining and defending patents or in avoiding infringement of the rights of others. Even when our patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by, optioned, or licensed to us or our collaborators. Even if our patents and patent applications do provide our product, product candidates and platform technology with a basis for exclusivity, we and our collaborators may not be able to develop or commercialize such product and product candidates (whether PMO-based or gene therapy) or platform technology due to patent positions held by one or more third parties.

We may not be able to obtain and maintain patent protection for our product or product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. Additionally, in order to maintain or obtain freedom to operate for our products and product candidates (whether PMO-based or gene therapy), we may incur significant expenses, including those associated with entering into agreements with third parties that require milestone and royalty payments. For example, in July 2017, we and The University of Western Australia on the one hand, and the BioMarin Parties and AZL on the other hand, executed a Settlement Agreement pursuant to which all existing efforts pursuing ongoing litigation, opposition and other administrative proceedings would be stopped as between the Settlement Parties and the Settlement Parties would cooperate to withdraw the Actions before the European Patent Office (except for actions involving third parties), the United States Patent and Trademark Office (“USPTO”), the U.S. Court of Appeals for the Federal Circuit and the High Court of Justice of England and Wales, except for the cross-appeal of the Interlocutory Decision of the Opposition Division dated April 15, 2013 of the European Patent Office of EP 1619249B1 in which we withdrew our appeal and the BioMarin Parties and AZL will continue with its appeal, with us having the right to provide input on the appeal. Any adverse rulings on the appeal, or any of the Actions that continue irrespective of the settlement, could come at any time and, if negative, could adversely affect our business and result in a decline in our stock price. Defending our patent positions may continue to require significant financial resources and could negatively impact other Company objectives. In addition, the expected benefits and opportunities related to the Settlement Agreement and the License Agreement may not be realized or may take longer to realize than expected due to challenges and uncertainties regarding the sales of EXONDYS 51, the research and development of future exon-skipping products, BioMarin’s retained rights to convert the exclusive patent license under the Settlement Agreement to a co-exclusive license, BioMarin continuing certain oppositions and appeals, and patent oppositions that have been filed by other third parties, and patent oppositions and other patent challenges that may be filed by third parties in the future.

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.  This uncertainty is heightened for our PMO-based product and product candidates and gene therapy candidates for which there has been little patent litigation involving such technologies. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. In addition, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain.

The DMD patent landscape is continually evolving, and we may be able to assert that certain activities engaged in by third parties infringe on our current or future patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. As such, the patents and patent applications that we own, license, have optioned, and rely on for exclusivity for our product candidates may be challenged.  In the U.S., our patents may be challenged in an Inter Partes Review proceeding or other related proceeding.  In other countries, other procedures are available for a third party to challenge the validity of our patent rights.  For instance, we have rights to European Patent No. 2206781, which protects golodirsen. This patent was opposed at the European Patent Office. On December 19, 2017, the Opposition Division issued a Decision ordering the revocation of this patent.  We have appealed this Decision.  Patents we have rights to from BioMarin that cover our PMO-based candidates including golodirsen are involved in third party opposition proceedings in Europe and JapanThese patents that we are defending in third party opposition proceedings, however, are not expected to be the sole basis for exclusivity for our product candidates, if at all, in view of their standard expiration dates.

As a matter of public policy, there might be significant pressure on governmental bodies to limit the scope of patent protection or impose compulsory licenses for disease treatments that prove successful.  For instance, a group that includes Knowledge Ecology International (“KEI”) sent a letter to the U.S. Department of Health and Human Services (“HHS”) requesting that HHS take title to five patents that cover eteplirsen under the Bayh-Dole Act as a remedy for allegedly failing to disclose NIH funding of inventions resulting from NIH grants.  An investigation into the allegations by KEI is ongoing. Additionally, jurisdictions other than the U.S. might have less restrictive patent laws than the U.S., giving foreign competitors the ability to exploit these laws to create, develop and market competing products. The USPTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.

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

Our business prospects will be impaired if third parties successfully assert that EXONDYS 51, our product candidates, those of our collaborators, or technologies infringe proprietary rights of such third parties.

Our competitors may make significant investments in competing technologies, and might have or obtain patents that limit, interfere with or eliminate our ability to make, use and sell EXONDYS 51 or our product candidates in important commercial markets.

If EXONDYS 51 or our product candidates (whether PMO-based or gene therapy) or technologies infringe enforceable proprietary rights of others, we could incur substantial costs and may have to:

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

Any of these events could substantially harm our potential earnings, financial condition and operations. The DMD patent landscape (whether PMO-based or gene therapy) is continually evolving and multiple parties, including both commercial entities and academic institutions, may have rights to claims or may be pursuing additional claims that could provide these parties a basis to assert that EXONDYS 51 or our product candidates infringe on the intellectual property rights of such parties. Similarly, we may be able to assert that certain activities engaged in by these parties infringe on our current or future patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. We also cannot be certain that other third parties will not assert patent infringement in the future with respect to any of our development programs.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with EXONDYS 51 or our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Wave Life Sciences, Daiichi Sankyo and Nippon share a focus on RNA-targeted drug discovery and development. Competitors with respect to EXONDYS 51 or our product candidates (whether PMO-based or gene therapy) include Nippon Shinyaku, Daiichi Sankyo, Wave Life Sciences, Solid, Pfizer, Shire plc; and other companies such as PTC have also been working on DMD programs. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire, Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Summit, Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics, and Editas Medicine. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twenty seven months, our stock has increased as much as 74% in a single day or decreased as much as 55% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

As of March 31, 2018, there were approximately 65.5 million shares of common stock outstanding and outstanding awards to purchase 9.4 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2018, there were approximately 1.5 million shares of common stock available for future issuance under our Amended and Restated 2011 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan and approximately 0.4 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our Amended and Restated 2011 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Seventh Amendment to a Lease Agreement between the Company and ARE-MA Region No. 38, LLC

On April 27, 2018 the Company and ARE-MA Region No. 38, LLC (the “Landlord”) entered into a seventh amendment to the lease agreement dated June 25, 2013, as amended (the “Amendment” and the “Lease Agreement”, respectively). Among other things, the Amendment extends the term of the Lease Agreement through September 30, 2025 and expands the size of the rentable square feet of laboratory and office space in a building located at 215 First Street, Cambridge, Massachusetts (the “Building”) by adding approximately 63,698 rentable square feet of office space (the “Expansion Premises”).

Under the terms of the Amendment, the Landlord will deliver certain parts of the Expansion Premises on July 1, 2018, other parts on October 1, 2018, and must use reasonable efforts to deliver the remaining parts (the “Seventh Expansion Premises”) on or before November 1, 2018. The Company will commence paying rent with respect to each part of the Expansion Premises upon delivery of the relevant part, except that with respect to the Seventh Expansion Premises, the Company will commence paying rent 3 months following delivery.

Although the Amendment does not provide the Company with a termination option, it provides the Company with two consecutive rights to extend the term of the Lease Agreement for five years each, provided that the first extension must be with respect to not less than 75% of the entire then-existing premises being leased by the Company and the second extension must be with respect to not less than 100% of the entire then-existing premises being leased by the Company. Each extension will be at the Market Rate, as defined in the Amendment, and otherwise on the same terms and conditions as the initial term under the Amendment. The Company also has an expansion right to include additional space in the Building under the terms and conditions specified in the Amendment.

In addition to operating expenses and certain other additional expenses set forth in the Amendment, the Company will pay a blended average base rent of approximately $57.42 per square foot over a 7-year period.

The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by reference to, the complete copy of the Amendment that is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Warrant to Purchase Common Stock of Myonexus Therapeutics, Inc.

On May 3, 2018, the Company purchased from Myonexus Therapeutics, Inc., a privately-held Delaware corporation (“Myonexus”), a warrant to purchase common stock of Myonexus (the “Warrant”), which, in combination with amendments to the Myonexus certificate of incorporation, provides the Company with an exclusive option (the “Option”) to acquire Myonexus by making an option exercise payment to Myonexus plus contingent payments, if earned.

The Company may exercise the Option at any time prior to the 60th day after Myonexus completes a successful biopsy analysis on each of the patients within cohort 2 capable of providing a biopsy at the end of the 60-day period (60-day biopsy) of Myonexus’ Phase 1/2A clinical trial of MYO-101 and provides the Company with the study’s final biopsy results, subject to certain conditions.  If the Company does not exercise the Option by such time, the Warrant provides that the Option will terminate.  However, the Company has no obligation to exercise the Option and may also terminate the Warrant at any time for any reason prior to the option exercise deadline.

In consideration for the Warrant, the Company will pay Myonexus a $60 million upfront payment.  If certain development milestones relating to Myonexus’ product candidates are met prior to termination of the Warrant, the Company will pay Myonexus milestone payments up to an aggregate of $45 million if all milestones are met.  If the Company exercises the Option, in addition to their pro rata share of the exercise payment, Myonexus’ former shareholders will also be entitled to receive their pro rata share of certain contingent payments upon achievement of a threshold amount of net sales of Myonexus products or the receipt and subsequent sale of a priority review voucher with respect to a Myonexus product.

The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by reference to, the complete copy of the Warrant, dated May 3, 2018, a copy of which will be filed with the Securities and Exchange Commission as an exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2018.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1†	General Release and Amendment to Separation Agreement between Sarepta Therapeutics, Inc. and Dr. Catherine Stehman-Breen dated April 12, 2018					X

10.2*	Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc., effective October 12, 2007					X

10.3*	First Amendment to Sponsored Research Agreement between AVI BioPharma, Inc. and Charley’s Fund, Inc. dated June 2, 2009					X

10.4	Seventh Amendment to a Lease Agreement between the Company and ARE-MA Region No. 38, LLC dated April 27, 2018					X

31.1	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	This exhibit was previously filed with certain information redacted, and is being re-filed as an exhibit hereto in unredacted form.
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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 3, 2018	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2018	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)