Form 10-Q
period 2018-06-30
Sarepta Therapeutics, Inc.
filed 2018-08-08
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	66,442,402
(Class)	(Outstanding as of August 3, 2018)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of June 30, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$410,375	$599,691
Short-term investments	538,769	479,369
Accounts receivable	42,985	29,468
Inventory	104,126	83,605
Other current assets	42,989	36,511
Total current assets	1,139,244	1,228,644
Property and equipment, net of accumulated depreciation of $22,124 and $18,022 as of June 30, 2018 and December 31, 2017, respectively	57,624	43,156
Intangible assets, net of accumulated amortization of $5,100 and $4,145 as of June 30, 2018 and December 31, 2017, respectively	14,857	14,355
Other assets	35,435	21,809
Total assets	$1,247,160	$1,307,964

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,382	$8,467
Accrued expenses	72,477	68,982
Current portion of long-term debt	9,514	6,175
Deferred revenue	3,303	3,316
Other current liabilities	2,011	1,392
Total current liabilities	104,687	88,332
Long-term debt	429,925	424,876
Deferred rent and other	13,501	5,539
Total liabilities	548,113	518,747
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 66,346,248 and 64,791,670 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7	6
Additional paid-in capital	2,061,039	2,006,598
Accumulated other comprehensive loss	(361)	(379)
Accumulated deficit	(1,361,638)	(1,217,008)
Total stockholders’ equity	699,047	789,217
Total liabilities and stockholders’ equity	$1,247,160	$1,307,964

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product, net	$73,529	$35,011	$138,133	$51,353
Total revenues	73,529	35,011	138,133	51,353
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	$6,735	506	$12,317	729
Research and development	122,848	58,908	169,052	88,027
Selling, general and administrative	47,156	36,069	90,497	62,285
EXONDYS 51 litigation and license charges	—	2,839	—	2,839
Amortization of in-licensed rights	217	28	433	57
Total costs and expenses	176,956	98,350	272,299	153,937
Operating loss	(103,427)	(63,339)	(134,166)	(102,584)
Other (loss) income:
Gain from sale of Priority Review Voucher	—	—	—	125,000
Interest (expense) income and other, net	(5,218)	184	(9,703)	519
Other (loss) income	(5,218)	184	(9,703)	125,519

(Loss) income before income tax expense (benefit)	(108,645)	(63,155)	(143,869)	22,935
Income tax expense (benefit)	622	(109)	761	1,891
Net (loss) income	(109,267)	(63,046)	(144,630)	21,044

Other comprehensive (loss) income:
Unrealized gain on cash equivalents and short-term investments	282	17	18	82
Total other comprehensive income	282	17	18	82
Comprehensive (loss) income	$(108,985)	$(63,029)	$(144,612)	$21,126
Net (loss) income per share
Basic (loss) earnings per share	$(1.67)	$(1.15)	$(2.22)	$0.38
Diluted (loss) earnings per share	$(1.67)	$(1.15)	$(2.22)	$0.37
Weighted average number of shares of common stock used in computing:
Basic (loss) earnings per share	65,484	54,976	65,060	54,913
Diluted (loss) earnings per share	65,484	54,976	65,060	56,176

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(144,630)	$21,044
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Gain from sale of Priority Review Voucher	—	(125,000)
Depreciation and amortization	5,125	3,409
Amortization of investment discount	(2,828)	(260)
Non-cash interest expense	9,958	117
Loss on disposal of assets	37	604
Stock-based compensation	25,805	16,177
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(13,517)	(12,563)
Net increase in inventory	(20,521)	(28,941)
Net increase in other assets	(29,866)	(9,285)
Net increase (decrease) in accounts payable, accrued expenses, deferred revenue and other liabilities	17,515	(8,337)
Net cash used in operating activities	(152,922)	(143,035)

Cash flows from investing activities:
Purchase of property and equipment	(20,863)	(7,336)
Purchase of intangible assets	(1,556)	(1,601)
Purchase of available-for-sale securities	(295,823)	(100,348)
Proceeds from sale of Priority Review Voucher	—	125,000
Purchases of restricted investment	(353)	—
Maturity of restricted investment	—	10,695
Maturity of available-for-sale securities	249,243	163,521
Net cash (used in) provided by investing activities	(69,352)	189,931

Cash flows from financing activities:
Proceeds from revolving line of credit	173,354	—
Payments on mortgage loans	(1,265)	—
Payments on revolving line of credit	(173,653)	—
Proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program	34,386	4,086
Repayments of long-term debt	—	(5,054)
Net cash provided by (used in) financing activities	32,822	(968)

(Decrease) increase in cash and cash equivalents	(189,452)	45,928

Cash, cash equivalents and restricted cash:
Beginning of period	599,827	122,556
End of period	$410,375	$168,484

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$410,375	$168,348
Restricted cash in other assets	—	136
Total cash, cash equivalents and restricted cash	$410,375	$168,484

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,058	$538
Supplemental schedule of non-cash investing activities and financing activities:
Shares withheld for taxes	$5,750	$309
Reclassification of long term investments to short term investments	$9,980	$—
Intangible assets included in accrued expenses	$294	$265
Asset held for sale	$—	$1,529
Accrual for debt issuance costs related to the term loans	$600	$400
Property and equipment included in accrued expenses	$289	$—

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

In November 2016, the Company submitted a marketing authorization application (“MAA”) for eteplirsen to the European Medicines Agency (“EMA”) and the application was validated in December 2016. On June 1, 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, adopted a negative opinion for eteplirsen. The Company has requested a re-examination of the opinion, and that a Scientific Advisory Group (“SAG”) on DMD be called so that neuromuscular specialists, experienced with working with treatments for these patients, can provide expert guidance and insight into, among other things, the validity of the external controls used and the importance of certain functional endpoints, including for instance, the relevance of meaningful slowing pulmonary decline in patients with this disease that is difficult to treat. The re-examination process is expected to be completed by year-end 2018.

The Company has also initiated a market access program (“MAP”) for eteplirsen in select countries in Europe, North America, South America and Asia where it currently has not been approved. The MAP provides a mechanism through which physicians can prescribe eteplirsen, within their professional responsibility, to patients who meet pre-specified medical and other criteria and can secure funding. The Company commenced shipments through the MAP. In addition, the Company contracted with third party distributors and service providers to distribute eteplirsen in certain areas outside the U.S., such as Israel and certain countries in the Middle East, on a named patient basis.

As of June 30, 2018, the Company had approximately $950.2 million of cash, cash equivalents and investments, consisting of $410.4 million of cash and cash equivalents, $538.8 million of short-term investments, and $1.0 million of restricted investment. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

As of June 30, 2018, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 30 to 60 days. Outside of the U.S., the payment terms range between 45 and 120 days. Three individual customers accounted for 44%, 35% and 19% of net product revenues for the six months ended June 30, 2018 and 61%, 26% and 11% of accounts receivable from product sales as of June 30, 2018. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of June 30, 2018, the Company believes that such customers are of high credit quality.

As of June 30, 2018 the Company’s cash equivalents and investments were concentrated at a single financial institution, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institution.

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

Product Revenues

The Company distributes its product principally through a limited number of specialty distributor and specialty pharmacies in the U.S. and certain distributors in the European Union (“EU”), Israel and Middle East (collectively, “Customers”). The Customers subsequently resell the product to patients and health care providers. The Company provides no right of return to the Customers except in cases of shipping error or product defect. Product revenues are recognized when the Customers take control of the product, which typically occurs upon delivery to the Customers. For both the three and six months ended June 30, 2018, the majority of the revenues recognized were generated by the specialty distributor and specialty pharmacies in the U.S.

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

The impact of adopting ASC 606 was not material. There have not been any other material changes to the Company’s accounting policies as of June 30, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes Topic 840, “Leases”. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities. As of June 30, 2018, the Company has not elected to early adopt this guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. ASU No. 2017-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As of June 30, 2018, the Company is currently evaluating the potential impact that this new standard may have on its financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU No. 2018-07 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted, although no earlier than the adoption date of Topic 606.  The Company elected to early adopt this ASU in the quarter ended June 30, 2018, which did not have a material impact on its consolidated financial statements.

3. COLLABORATION, LICENSE AND MANUFACTURING AGREEMENTS

Myonexus Warrant Agreement

In May 2018, the Company entered into a Warrant to Purchase Common Stock Agreement (“Warrant Agreement”) with Myonexus Therapeutics, Inc. (“Myonexus”). Pursuant to the terms of the Warrant Agreement, the Company made an up-front payment of $60.0 million to purchase an exclusive option to acquire Myonexus at a pre-negotiated, fixed price plus sales-related and regulatory-related contingent payments. Prior to the exercise of the option to acquire Myonexus, the Company may be required to make additional development milestone payments to Myonexus of up to $45.0 million over an approximately two-year evaluation period.

The up-front payment of $60.0 million to Myonexus provides the Company with rights to potential future benefits associated with Myonexus’s ongoing research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, the up-front payment of $60.0 million was expensed as incurred and classified as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2018.  The additional development milestones payments of up to $45.0 million will also be recorded to research and development expense when (and if) incurred.

The Company considered whether it would have to consolidate the operations of Myonexus and concluded that, while Myonexus is a variable interest entity, the Company is not the primary beneficiary as it does not have the power to direct the activities that would most significantly impact the economic performance of Myonexus.

Brammer Manufacturing Agreement

In June 2018, the Company entered into a Development, Commercial Manufacturing and Supply Agreement (“Brammer Manufacturing Agreement”), with Brammer Bio MA, LLC (“Brammer”). Pursuant to the terms of the Brammer Manufacturing Agreement, Brammer agreed to provide the Company with access to clinical and commercial manufacturing capacity for its gene therapy programs.

As part of the Brammer Manufacturing Agreement, the Company will purchase product in batches from Brammer, subject to minimum and maximum annual purchase requirements. Further, the Company: (i) was required to make a $20.0 million advance payment to Brammer upon execution of the agreement, (ii) is required to make two non-refundable payments of $5.0 million each to Brammer in the third and fourth quarter of 2018 to be used in the specification, selection, and procurement of the related process equipment to be utilized under the agreement, and (iii) is required to make a $10.0 million quarterly capacity access fee payment to Brammer throughout the term of the agreement. However, through June 30, 2019, a reduced quarterly capacity access fee will be in effect as Brammer works towards achieving full capacity at its facility. In addition, one-tenth of the $20.0 million advance payment will be applied as a credit to the quarterly capacity access fees due and payable from July 1, 2019 through December 31, 2021, resulting in a net capacity access fee of $8.0 million.

The term of the Brammer Manufacturing Agreement will continue for a period of six years following the first regulatory approval of a product manufactured under the agreement. The term will automatically renew for successive two years unless the Company notifies Brammer of its intention not to renew (no less than twenty-four months prior to the expiration of the term).  The Company also has the ability to terminate the agreement prior to expiration but would be required to continue remitting capacity access fees to Brammer for up to eight additional quarters.

The Company has determined that the Brammer Manufacturing Agreement does not contain an embedded lease because it does not convey the right to control the use of the facility or related equipment.  This conclusion was based on the Company’s inability or right to control physical access to Brammer’s facility and the related equipment, and the ability of one or more parties, other than the Company, to take more than a minor amount of the output that will be produced during the term of the agreement.

As of June 30, 2018, the $20.0 million advance payment was recorded as an other non-current asset in the accompanying unaudited condensed consolidated balance sheet.  The advance payment will be amortized over its expected economic benefit to research and development expense, prior to regulatory approval of the related product, commencing upon the first batch delivery to the Company.  Upon regulatory approval, amortization expense will be classified to cost of sales. In the event the Company does not expect services under the Brammer Manufacturing Agreement to be rendered, the capitalized advance payment will be charged to expense.

The two $5.0 million process equipment fee payments will also be capitalized as an other asset when paid and amortized to expense in a manner similar to the advance payment described above.  Capacity access fee payments made prior to the first batch delivery to the Company will also be capitalized as an other asset when paid and amortized to expense in a manner similar to the advance payment described above. Capacity access fee payments made subsequent to the first batch delivery to the Company will be expensed as incurred to research and development expense, prior to regulatory approval of the related product.  Upon regulatory approval, the expense associated with capacity access fee payments will be classified to cost of sales.

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$211,197	$211,197	$—	$—
Commercial paper	189,622	—	189,622	—
Government and government agency bonds	278,512	278,512	—	—
Corporate bonds	85,594	85,594	—	—
Certificates of deposit	$1,001	1,001	—	—
Total	$765,926	$576,304	$189,622	$—

	Fair Value Measurement as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$352,370	$352,370	$—	$—
Commercial paper	133,368	—	133,368	—
Government and government agency bonds	294,717	284,745	9,972	—
Corporate bonds	127,956	127,956	—	—
Certificates of deposit	648	648	—	—
Total	$909,059	$765,719	$143,340	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, corporate bonds and certificates of deposit. Certain of the government and government agency bonds and corporate bonds are publically traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2018.

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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Money market funds	$211,197	$352,370
Corporate bonds	14,959	16,720
Government and government agency bonds	—	49,972
Total	$226,156	$419,062

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2018 and December 31, 2017 was approximately two and seven months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$395,416	$—	$—	395,416
Commercial paper	189,622	—	—	189,622
Government and government agency bonds	278,680	5	(173)	278,512
Corporate bonds	85,787	—	(193)	85,594
Total	$949,505	$5	$(366)	949,144
As reported:
Cash and cash equivalents	$410,375	$—	$—	410,375
Short-term investments	539,130	5	(366)	538,769
Total	$949,505	$5	$(366)	949,144

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$532,999	$—	$—	$532,999
Commercial paper - current	133,368	—	—	133,368
Government and government agency bonds - current	294,915	2	(200)	294,717
Corporate bonds
Current	118,121	—	(145)	117,976
Non-current	10,016	—	(36)	9,980
Total	$1,089,419	$2	$(381)	$1,089,040
As reported:
Cash and cash equivalents	$599,698	$2	$(9)	$599,691
Short-term investments	479,705	—	(336)	479,369
Long-term investments	10,016	—	(36)	9,980
Total	$1,089,419	$2	$(381)	$1,089,040

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The Company’s accounts receivable arise from product sales, government research contracts and other grants. They are generally stated at the invoiced amount and do not bear interest.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies in the U.S. as well as certain distributors in the EU, Israel and the Middle East. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of June 30, 2018, the credit profiles for the Company’s customers are deemed to be in good standing and write-offs of accounts receivable are not considered necessary. Historically, no accounts receivable amounts related to government research contracts and other grants have been written off and, thus, an allowance for doubtful accounts receivable related to government research contracts and other grants is not considered necessary.

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Product sales, net of discounts and allowances	$42,056	$28,539
Government contract receivables	929	929
Total accounts receivable	$42,985	$29,468

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other	Total
	(in thousands)
Balance, as of December 31, 2017	$995	$6,959	$169	$464	$8,587
Provision	6,490	11,178	1,094	2,460	21,222
Payments/credits	(6,622)	(1,978)	(917)	(1,813)	(11,330)
Balance, as of June 30, 2018	$863	$16,159	$346	$1,111	$18,479

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Reduction to accounts receivable	$1,612	$1,285
Component of accrued expenses	16,867	7,302
Total reserves	$18,479	$8,587

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

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Raw materials	$64,525	$53,875
Work in progress	37,107	27,442
Finished goods	2,494	2,288
Total inventory	$104,126	$83,605

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

8. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Manufacturing-related deposits and prepaids	$15,338	$18,650
Leasehold improvement receivable	10,409	—
Prepaid clinical and preclinical expenses	7,286	5,175
Prepaid maintenance and license fees	2,745	1,711
Prepaid research expenses	2,472	2,896
Prepaid commercial expenses	374	1,589
Asset held for sale	—	1,501
Other prepaids	2,497	2,726
Other	1,868	2,263
Total other current assets	$42,989	$36,511

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Manufacturing-related deposits	$22,633	$—
Prepaid clinical expenses	8,680	7,488
Alternative minimum tax credit	2,881	3,315
Restricted investment	1,001	784
Long-term available-for-sale securities	—	9,980
Other	240	242
Total other non-current assets	$35,435	$21,809

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Accrued employee compensation costs	$17,949	$14,402
Product revenue related reserves	16,867	7,302
Accrued clinical and preclinical costs	11,068	15,975
Accrued contract manufacturing costs	8,421	14,019
Accrued professional fees	7,578	6,794
Accrued BioMarin royalties	3,695	2,846
Accrued collaboration cost sharing	2,699	—
Accrued interest expense	1,251	1,291
Accrued research costs	729	401
Accrued income taxes	523	943
Accrued property and equipment	289	2,525
Other	1,408	2,484
Total accrued expenses	$72,477	$68,982

10. INDEBTEDNESS

2024 Convertible Notes

In November 2017, the Company issued $570.0 million senior notes due on November 15, 2024 (the “2024 Notes”). The 2024 Notes were issued at face value and bear interest at the rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. Upon conversion, the Company may pay cash, shares of its common stock or a combination of cash and stock, as determined by the Company in its discretion. The 2024 Notes may be convertible into 7,763,552 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 13.621 shares per $1,000 principal amount of the 2024 Notes, which represents a conversion price of $73.42 per share. The Company recorded a total debt discount of $171.8 million upon issuance of the 2024 Notes, consisting of an equity component of $161.2 million and debt issuance costs of $10.6 million. The debt discount is being amortized under the effective interest method and recorded as additional non-cash interest expense over the life of the 2024 Notes. The effective interest rate on the liability component of the 2024 Notes for the year ended December 31, 2017 was 6.9%. The fair value of the 2024 Notes is $1.1 billion as of June 30, 2018. It is based on open market trades and is classified as level 1 in the fair value hierarchy.

Term Loan

In July 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit and Security Agreement”) which provides a term loan (“July 2017 Term Loan”) of $60.0 million with MidCap Financial Trust (“MidCap”). Borrowings under the Amended and Restated Credit and Security Agreement bear interest at a rate per annum equal to 6.25%, plus the one-month London Interbank Offered Rate (“LIBOR”). Commencing on July 1, 2018, and continuing for the remaining thirty six months of the facility, the Company will be required to make monthly principal payments of approximately $0.8 million, set forth in the Amended and Restated Credit and Security Agreement, subject to certain adjustments as described therein. The facility matures in July 2021. The Company was in compliance with all affirmative and negative covenants associated with the Amended and Restated Credit and Security Agreement at June 30, 2018.

Revolving Line of Credit

In July 2017, the Company entered into a revolving credit and security agreement (the “Revolving Credit Agreement”) which provides an aggregate revolving loan commitment of $40.0 million (which may be increased by an additional tranche of $20.0 million) with MidCap. Borrowings under the Revolving Credit Agreement bear interest at a rate of 3.95%, plus the one-month LIBOR. In addition to paying interest on the outstanding principal under the Revolving Credit Agreement, the Company paid $0.2 million of origination fee, which was 0.50% of the amount of the revolving loan. The Company recognized this origination fee as an other asset and it is being amortized to interest expense over the term of the line-of-credit. Additionally, the Company is liable for unused line fees, minimum balance fees, collateral fees, deferred revolving loan original fees, etc. This facility matures in July 2021.

As of June 30, 2018, the Company recorded approximately $9.5 million as current portion of long-term debt and approximately $429.9 million as long-term debt on the unaudited condensed consolidated balance sheets related to the 2024 Notes, the July 2017 Term Loan, and the Revolving Credit Agreement. The following table summarizes the Company’s debt facilities for the periods indicated:

	As of June 30, 2018	As of December 31, 2017
	(in thousand)
Par value of the 2024 Notes	570,000	570,000
Unamortized discount - equity component	(149,710)	(158,890)
Unamortized discount - debt issuance costs	(9,847)	(10,450)
Net carrying value of convertible debt	410,443	400,660
Other debt facilities	28,996	30,391
Net carrying value of total debt facilities	439,439	431,051

For the three months and six months ended June 30, 2018, the Company recorded $8.1 million and $15.8 million in interest expense, respectively. For the three months and six months ended June 30, 2017, the Company recorded $0.3 million and $0.5 in interest expense, respectively.

11. RESTRUCTURING

In March 2016, the Company announced a long-term plan to consolidate all of the Company’s operations to Massachusetts as part of a strategic plan to increase operational efficiency. As part of the consolidation, research activities and some employees transitioned to the Company’s facilities in Andover and Cambridge, Massachusetts. As of December 31, 2017, the relocations and terminations were completed.

The second floor and the first floor of the Corvallis facility were vacated and closed and made available for sub-leasing in December 2016 and April 2017, respectively. Using a discounted cash flow methodology and based on monthly rent payments as well as estimated sublease income, the Company recognized a total of approximately $1.5 million and $2.3 million in restructuring expenses for the second and the first floor, respectively. During the three month period ended June 30, 2018, the Corvallis facility was sold, and the Company entered into a rental termination agreement with the new landlord regarding the space made available for sub-lease. As a result, we relieved the remaining $2.2 million of cease-use liability related to this space in June 2018, which was recorded as a reduction to selling, general and administrative expenses.

The following table summarizes the restructuring reserve for the periods indicated:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Restructuring reserve beginning balance	$2,933	$1,588
Restructuring expenses incurred during the period	—	3,020
Amounts paid during the period	(711)	(1,675)
Reversal of cease-use liability	(2,222)	—
Restructuring reserve ending balance	$—	$2,933

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	528,096	$45.45	3,579,467	$13.64	1,652,681	$37.71	4,456,959	$14.16
Restricted stock units	18,695	$95.38	20,000	$36.26	169,420	$74.09	181,029	$33.03
Restricted stock awards	—	$—	335,000	$34.65	17,090	$71.45	341,500	$34.58

Stock-based Compensation Expense

For the three months ended June 30, 2018 and 2017, total stock-based compensation expense was $15.3 million and $10.5 million, respectively. For the six months ended June 30, 2018 and 2017, total stock-based compensation expense was $25.8 million and $16.2 million, respectively. The increase in stock-based compensation expense for both the three and the six months was partially driven by the achievement of a milestone related to the September 2016 restricted stock awards with performance conditions. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$5,029	$2,195	$7,089	$4,069
Selling, general and administrative	10,250	8,270	18,716	12,108
Total stock-based compensation expense	$15,279	$10,465	$25,805	$16,177

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	$9,382	$6,763	$18,355	$11,801
Restricted stock awards/units	5,407	3,250	6,667	3,454
Employee stock purchase plan	490	452	783	922
Total stock-based compensation expense	$15,279	$10,465	$25,805	$16,177

13. OTHER INCOME AND LOSS

The following table summarizes other income and loss for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousand)
Interest expense	$(8,145)	$(265)	$(15,779)	$(523)
Interest income	1,887	189	3,759	375
Amortization of investment discount	1,569	160	2,828	260
Other (expense) income	(529)	100	(511)	407
Gain from sale of Priority Review Voucher	—	—	—	125,000
Total other (loss) income	$(5,218)	$184	$(9,703)	$125,519

14. INCOME TAXES

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit recorded for the three and six months ended June 30, 2018.

15. NET (LOSS) EARNINGS PER SHARE

Basic net (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended June 30, 2018 and 2017, as well as for the three months ended June 30, 2017, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net (loss) income	$(109,267)	$(63,046)	$(144,630)	$21,044
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic (loss) earnings per share	65,484	54,976	65,060	54,913
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—	—	1,263
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	65,484	54,976	65,060	56,176
Net (loss) earnings per share - basic and diluted
Basic (loss) earnings per share	$(1.67)	$(1.15)	$(2.22)	$0.38
Diluted (loss) earnings per share	$(1.67)	$(1.15)	$(2.22)	$0.37

*

For the three and six months ended June 30, 2018, stock options, RSAs, RSUs, stock appreciation rights (“SAR”) to purchase 9.4 million shares of the Company’s common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive.  For the three months ended June 30, 2017, stock options, RSAs and SARs to purchase 10.1 million shares of the Company’s common stock were excluded from the net loss per share calculation as their effect would have been anti-dilutive. For the six months ended June 30, 2017, out of money stock options, unvested performance-based RSUs and RSAs whose performance milestones were not achieved and potentially issuable common stock for ESPP to purchase approximately 7.0 million shares of the Company’s common stock were excluded from the net earnings per share calculation as their effect would have been anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Lease Obligations

In April 2018, the Company entered into the seventh amendment to its Cambridge, Massachusetts headquarters lease which extended the original term of the lease to September 30, 2025 and increased the total rental space by approximately 63,698 square feet.

The following table summarizes the aggregate non-cancelable future minimum payments under the Company’s leases:

As of June 30, 2018 (in thousands)
2018 (July - December)	$3,277
2019	7,343
2020	7,401
2021	8,574
2022	8,862
Thereafter	25,328
Total minimum lease payments	$60,785

Manufacturing Obligations

The Company has entered into long-term contractual arrangements from time to time for the provision of goods and services. In addition to contract manufacturing agreements already in place, in June 2018, the Company entered into the Brammer Manufacturing Agreement with Brammer. Please see Note 3, Collaboration, License, and Manufacturing Agreements, for further information on this agreement.

The following table summarizes the aggregate non-cancelable contractual obligations arising from our manufacturing obligations:

As of June 30, 2018 (in thousands)
2018 (July - December)	$68,824
2019	64,676
2020	45,939
2021	32,000
2022	40,000
Thereafter	160,000
Total manufacturing commitments	$411,439

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

On February 5, 2015, a derivative suit was filed in the 215th Judicial District of Harris County, Texas against the Company’s Board of Directors (David Smith, derivatively on behalf of Sarepta Therapeutics, Inc., v. Christopher Garabedian et al., No. 2015-06645). The claims alleged that Sarepta’s directors caused Sarepta to disseminate materially false and/or misleading statements in connection with disclosures concerning the Company’s submission of the NDA for eteplirsen. Plaintiff sought unspecified compensatory damages, actions to reform and improve corporate governance and internal procedures, disgorgement of profits, benefits and other compensation obtained by the directors, and attorneys’ fees. On July 10, 2018, Plaintiff filed a Notice of Nonsuit as to all causes of action asserted in the complaint. On July 11, 2018, the court accepted the Notice of Nonsuit and all causes of action asserted in the complaint were dismissed with prejudice. As such, there is no risk of loss in connection with this litigation.

On March 16, 2016, a derivative suit was filed in the U.S. District Court for the District of Massachusetts against the Company’s Board of Directors (Dawn Cherry, on behalf of nominal defendant Sarepta Therapeutics, Inc., v. Behrens et al., No. 16-cv-10531). The claims alleged that the defendants authorized the Company to make materially false and misleading statements about the Company’s business prospects in connection with its development of eteplirsen from July 10, 2013 through the date of the complaint. Plaintiffs sought unspecified damages, actions to reform and improve corporate governance and internal procedures, and attorneys’ fees.  On July 23, 2018, Plaintiffs filed a Notice of Voluntary Dismissal and dismissed their claims without prejudice. As such, there is no risk of loss in connection with this litigation.

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et al. v. Goolsbee et al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former Chief Executive Officer, Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian’s not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of allegedly excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a declaration that the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting was ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. The parties have agreed to a Memorandum of Understanding concerning the settlement terms. The court has preliminarily approved this settlement, and a notice of proposed settlement has been sent to shareholders.  The settlement hearing is scheduled for September 4, 2018. The Company does not believe that disposition of the McDonald suit will have a material financial impact on the Company.

17. SUBSEQUENT EVENTS

In August 2018, the Company entered into a License, Development and Option Agreement (the “License Agreement”) and an Equity Investment Agreement with Lacerta Therapeutics, Inc. (“Lacerta”). The Company will in-license one of Lacerta’s preclinical programs (the “License”) and has options to in-license additional programs (the “Options”) for additional consideration. In connection with the closing of these transactions, the Company will make an equity investment of $30 million and an up-front payment of $8 million to Lacerta in consideration of the License and the Options. Under the License Agreement, the Company may be liable for additional payments relating to development and commercialization milestones and a high single digit royalty upon commercialization of the product. If the Company decides to exercise the Options to in-license additional programs, it may be liable for additional payments relating to development and commercialization milestones and tiered high single digit royalties upon commercialization of the products.

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

•

the expectation that the re-examination process of our marketing authorization application (“MAA”) for eteplirsen be completed by the Committee for Medicinal Products for Human Use (“CHMP”) by year-end 2018;

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
•

our expectations regarding our ability to successfully conduct or accelerate research, development, pre-clinical, clinical and post-approval trials, and our expectations regarding the timing, design and results of such trials, including the potential consistency of data produced by these trials with prior results, as well as any new data and analyses relating to the safety profile and potential clinical benefits of EXONDYS 51 and our product candidates, including golodirsen, casimersen, PPMO and gene therapy-based product candidates;

•

the impact of regulations and regulatory decisions and guidelines by the United States Food and Drug Administration (“FDA”) and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;

•

the plan to submit to the FDA an action plan that will include the use of GMP-s plasmid for Nationwide Children’s Hospital’s Phase 1/2a DMD micro-dystrophin gene therapy trial, and our expectation that, subject to the FDA’s acceptance of such action plan and the release of the clinical hold on this trial, there will be no material delay in dosing patients as originally planned by year-end 2018.

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
•

our ability to invalidate some or all of the claims of patents issued to competitors and pending patent applications if issued to competitors, and the potential impact of those claims on the potential commercialization and continued commercialization, where authorized, of EXONDYS 51 and the potential commercialization of our product candidates, including golodirsen, casimersen, PPMO and gene therapy-based product candidates;

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

•

Expected milestones and payments in connection with our agreement with Myonexus Therapeutics, Inc.(“Myonexus”), and Myonexus’ expectation to initiate a Phase 1/2a trial for its MYO-101 program in the third quarter of 2018;

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

A summary description of our product and main product candidates is as follows:

•

EXONDYS 51, our first product, uses our PMO chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene. EXONDYS 51 is designed to bind to exon 51 of dystrophin pre-messenger RNA (“mRNA”), resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

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

In addition to advancing our exon-skipping product candidates for DMD, we are working with several strategic partners under various agreements to research and develop multiple treatment approaches to DMD. These strategic partners include:

•

Nationwide Children’s Hospital, with whom we are collaborating on the advancement of (1) their micro-dystrophin gene therapy program under a research and exclusive license option agreement and (2) their Galgt2 gene therapy program under an exclusive license agreement. In the fourth quarter of 2017, the IND applications for both of these programs were cleared by the FDA, and two Phase 1/2a clinical trials in individuals with DMD were initiated. On June 19, 2018, Nationwide Children’s Hospital presented positive preliminary results from its Phase 1/2a micro-dystrophin gene therapy clinical trial in the first three individuals with DMD enrolled in the trial.

•

Myonexus, which develops gene therapy programs for various forms of Limb-girdle muscular dystrophies (“LGMDs”). On May 3, 2018, we entered into an agreement with Myonexus that provides us with an exclusive option to acquire Myonexus by making an option exercise payment to Myonexus plus contingent payments, if earned.

•	Genethon, with whom we are collaborating on the advancement of their micro-dystrophin gene therapy program under a sponsored research and exclusive license option agreement.
•

Duke University, with whom we are collaborating on the advancement of gene editing CRISPR/Cas9 technology for muscular dystrophy under a sponsored research and exclusive license option agreement that grants us rights to certain of Duke University’s intellectual property for CRISPR/Cas9.

•

Summit (Oxford) Ltd. (“Summit”), with whom we are collaborating under an exclusive License and Collaboration Agreement that grants us exclusive rights to Summit’s utrophin modulator pipeline, including ezutromid, in Europe, Turkey and the Commonwealth of Independent States and an option to acquire rights in Latin America. On June 27, 2018, Summit announced that it has decided to discontinue the development of ezutromid after reviewing the top-line results from its Phase 2 trial.

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

Our next generation PMO-based chemistries include PPMO, PMO-X® and PMOplus®. PPMO features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced delivery into the cell. In pre-clinical research, our proprietary class of PPMO compounds demonstrated an increase in dystrophin production and a more durable response compared to PMO. In addition, PPMO treatment in non-human primates is well tolerated and results in high levels of exon-skipping in skeletal, cardiac and smooth muscle tissues. Pre-clinical trials also indicate that PPMOs may require less frequent dosing than PMO, and that PPMOs could potentially be tailored to reach other organs beyond muscle.

We also collaborate with different partners to explore a gene therapy approach to DMD. The programs in collaboration with Nationwide Children’s Hospital and Genethon look to express a smaller but still functional version of dystrophin (“micro-dystrophin”).  Micro-dystrophin is used because normal-sized dystrophin is too large to fit in an adeno-associated virus (“AAV”). An additional program, also in collaboration with Nationwide Children’s Hospital, aims to express the enzyme GALGT2 from an AAV vector.  We believe that GALGT2 modifies the dystrophin associated protein complex (“DAPC”) and up-regulates utrophin (a protein significantly homologous to dystrophin) to protect muscle from damage in the absence of dystrophin. The micro-dystrophin and GALGT2 technologies have the potential to treat all or nearly all DMD patients regardless of mutation.

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

Manufacturing

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow synthesis and purification of our product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhances our research and development manufacturing capabilities. However, we currently do not have internal large scale Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our product and product candidates for commercial and/or clinical use.

Cash, Cash Equivalents and Investments

As of June 30, 2018, we had approximately $950.2 million of cash, cash equivalents and investments, consisting of $410.4 million of cash and cash equivalents, $538.8 of short term investments, and $1.0 million of long-term restricted investment. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
	2018	2017	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$73,529	$35,011	$38,518	110%
Total revenues	73,529	35,011	38,518	110%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	6,735	506	6,229	NM
Research and development	122,848	58,908	63,940	109%
Selling, general and administrative	47,156	36,069	11,087	31%
EXONDYS 51 litigation and license charges	—	2,839	(2,839)	(100)%
Amortization of in-licensed rights	217	28	189	NM
Total cost and expenses	176,956	98,350	78,606	80%
Operating loss	(103,427)	(63,339)	(40,088)	63%
Other (loss) income:
Interest (expense) income and other, net	(5,218)	184	(5,402)	NM
Loss before income tax expense (benefit)	(108,645)	(63,155)	(45,490)	72%
Income tax expense (benefit)	622	(109)	731	NM
Net loss	(109,267)	$(63,046)	$(46,221)	73%

Net loss per share - basic and diluted	$(1.67)	$(1.15)	$(0.52)	46%

	For the Six Months Ended June 30,
	2018	2017	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$138,133	$51,353	$86,780	169%
Total revenues	138,133	51,353	86,780	169%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	12,317	729	11,588	NM
Research and development	169,052	88,027	81,025	92%
Selling, general and administrative	90,497	62,285	28,212	45%
EXONDYS 51 litigation and license charges	—	2,839	(2,839)	(100)%
Amortization of in-licensed rights	433	57	376	NM
Total cost and expenses	272,299	153,937	118,362	77%
Operating loss	(134,166)	(102,584)	(31,582)	31%
Other (loss) income:
Gain from sale of Priority Review Voucher	—	125,000	(125,000)	(100)%
Interest (expense) income and other, net	(9,703)	519	(10,222)	NM
(Loss) income before income tax expense	(143,869)	22,935	(166,804)	NM
Income tax expense	761	1,891	(1,130)	(60)%
Net (loss) income	(144,630)	$21,044	$(165,674)	NM

Basic (loss) earnings per share	$(2.22)	$0.38	$(2.60)	NM
Diluted (loss) earnings per share	$(2.22)	$0.37	$(2.59)	NM

* NM = Not Meaningful

Revenues

We record product revenues net of applicable discounts and allowances which include Medicaid rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, co-pay assistance and distribution fees. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if no payments are required of us) or a liability (if a payment is required of us). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. Actual amounts may ultimately differ from our estimates. If actual results are different from our estimates, we adjust these estimates, which will have an effect on earnings in the period of adjustment. Net product revenues for EXONDYS 51 for the three and six months ended June 30, 2018 increased by $38.5 million and $86.8 million compared with the three and six months ended June 30, 2017, respectively. These increases for both the three and six months ended June 30, 2018 primarily reflect increasing demand for EXONDYS 51 in the U.S.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceutical, Inc. (“BioMarin”) as a result of the execution of the settlement and licenses agreements in July 2017, inventory costs that relate to sales of EXONDYS 51 following our commercial launch in the U.S., and overhead costs. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed such manufacturing and material costs as research and development expenses. For EXONDYS 51 sold in the three and six months ended June 30, 2018 and 2017, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental cost to produce the EXONDYS 51 sold would have been approximately $7.3 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Three Months Ended June 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Royalty payments to BioMarin	$3,695	$—	3,695	NM
Inventory costs related to EXONDYS 51 sold	2,019	95	1,924	NM
Overhead costs	1,019	400	619	155%
Other inventory costs	2	11	(9)	(82)%
Total cost of sales	$6,735	$506	6,229	NM

	For the Six Months Ended June 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Royalty payments to BioMarin	$6,812	$—	6,812	NM
Inventory costs related to EXONDYS 51 sold	3,539	103	3,436	NM
Overhead costs	1,962	597	1,365	229%
Other inventory costs	4	29	(25)	(86)%
Total cost of sales	$12,317	$729	11,588	NM

* NM = Not Meaningful

The cost of sales for the three and six months ended June 30, 2018, increased by $6.2 million and $11.6 million compared with the same periods in 2017. The increase for both periods primarily reflects royalty payments to BioMarin as a result of the execution of the settlement and license agreements with BioMarin in July 2017 as well as increasing demand for EXONDYS 51.

Research and Development Expenses

Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, conducting pre-clinical trials, clinical trials and manufacturing activities. Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants, up-front fees and milestones paid to third parties in connection with technologies which have not reached technological feasibility and do not have an alternative future use, and other external services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical programs include salaries, stock-based compensation and allocation of our facility costs.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Up-front and milestone payments	$60,000	$22,000	$38,000	NM
Eteplirsen (exon 51)	11,295	10,554	741	7%
Casimersen (exon 45)	9,142	4,905	4,237	86%
Golodirsen (exon 53)	5,900	4,718	1,182	25%
PPMO platform	5,072	2,452	2,620	100%
Collaboration cost-sharing	2,865	—	2,865	NM
Other projects	1,269	854	415	49%
Internal research and development expenses	27,305	13,425	13,880	103%
Total research and development expenses	$122,848	$58,908	$63,940	109%

	For the Six Months Ended June 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Up-front and milestone payments	$60,000	$22,000	$38,000	NM
Eteplirsen (exon 51)	16,223	19,484	(3,261)	(17)%
Casimersen (exon 45)	15,338	7,987	7,351	92%
Golodirsen (exon 53)	14,405	8,140	6,265	77%
PPMO platform	8,796	3,705	5,091	100%
Collaboration cost-sharing	6,062	—	6,062	28%
Other projects	1,404	1,048	356	NM
Internal research and development expenses	46,824	25,663	21,161	82%
Total research and development expenses	$169,052	$88,027	$81,025	92%

The Company has revised the presentation as well as certain captions in the research and development expenses by project table presented above. “PPMO platform” of $2.5 million and $3.7 million for the three and six months ended June 30, 2017 was reclassified from “other projects” and presented separately in the table to conform to current year presentation.

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Up-front and milestone payments	$60,000	$22,000	38,000	NM
Clinical and manufacturing expenses	27,712	19,907	7,805	39%
Compensation and other personnel expenses	12,061	6,095	5,966	98%
Professional services	3,909	2,305	1,604	70%
Pre-clinical expenses	5,000	2,498	2,502	100%
Stock-based compensation	5,029	2,195	2,834	129%
Facility-related expenses	3,579	2,159	1,420	66%
Collaboration cost-sharing	2,865	—	2,865	NM
Research and other	2,693	1,749	944	54%
Total research and development expenses	$122,848	$58,908	$63,940	109%

Research and development expenses for the three months ended June 30, 2018 increased by $63.9 million, or 109%, compared with the three months ended June 30, 2017. The increase was primarily driven by the following:

•

$38.0 million increase in up-front and milestone payments. We made an up-front payment of $60.0 million to Myonexus upon execution of the warrant to purchase common stock agreement in May 2018. In May 2017, we made a milestone payment of $22.0 million to Summit as the milestone of the last patient dosed in the safety arm cohort to the PhaseOut DMD study was achieved;

•

$7.8 million increase in clinical and manufacturing expenses primarily due to increased patient enrollment in our ongoing ESSENCE trial as well as a ramp-up of manufacturing activities for golodirsen, casimersen and our PPMO platform. These increases were partially offset by a ramp-down of clinical trials in eteplirsen primarily because the PROMOVI trial has been fully enrolled;

•	$6.0 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$1.6 million increase in professional services primarily due to accelerated company growth as a result of expansion of our research and development pipeline;
•	$2.5 million increase in pre-clinical expenses primarily due to the continuing ramp-up of toxicology studies in our PPMO platform as well as golodirsen and casimersen;
•

$2.8 million in stock-based compensation expense primarily driven by increase in headcount as well as achievement of a milestone related to the September 2016 restricted stock awards with performance conditions;

•	$1.4 million increase in facility-related expenses due to our continuing expansion efforts; and
•	$2.9 million increase in collaboration cost sharing with Summit on its Utrophin platform.

	For the Six Months Ended June 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Up-front and milestone payments	$60,000	$22,000	$38,000	NM
Clinical and manufacturing expenses	46,476	34,269	12,207	36%
Compensation and other personnel expenses	20,410	11,781	8,629	73%
Professional services	8,481	4,467	4,014	90%
Pre-clinical expenses	8,082	4,022	4,060	101%
Stock-based compensation	7,089	4,069	3,020	74%
Facility-related expenses	6,440	4,367	2,073	47%
Collaboration cost-sharing	6,062	—	6,062	NM
Research and other	6,012	3,052	2,960	97%
Total research and development expenses	$169,052	$88,027	$81,025	92%

Research and development expenses for the six months ended June 30, 2018 increased by $81.0 million, or 92%, compared with the six months ended June 30, 2017. The increase was primarily driven by the following:

•

$38.0 million increase in up-front and milestone payments. We made an up-front payment of $60.0 million to Myonexus upon execution of the warrant to purchase common stock agreement in May 2018. In May 2017, we made a milestone payment of $22.0 million to Summit as the milestone of the last patient dosed in the safety arm cohort to the PhaseOut DMD study was achieved;

•

$12.2 million increase in clinical and manufacturing expenses primarily due to increased patient enrollment in our ongoing ESSENCE trial as well as a ramp-up of manufacturing activities for golodirsen, casimersen and our PPMO platform. These increases were partially offset by a ramp-down of clinical trials in eteplirsen primarily because the PROMOVI trial has been fully enrolled;

•	$8.6 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$4.0 million increase in professional services primarily due to accelerated company growth as a result of expansion of our research and development pipeline;
•	$4.1 million increase in pre-clinical expenses primarily due to the continuing ramp-up of toxicology studies in our PPMO platform as well as golodirsen and casimersen;
•

$3.0 million increase in stock-based compensation expense primarily driven by increase in headcount as well as achievement of a milestone related to the September 2016 restricted stock awards with performance conditions;

•	$2.1 million increase in facility-related expenses due to our continuing expansion efforts;
•	$6.1 million increase in collaboration cost sharing with Summit on its Utrophin platform; and
•	$1.4 million increase in sponsored research with institutions such as Duke University and Genethon.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Professional services	$16,755	11,188	$5,567	50%
Compensation and other personnel expenses	17,061	8,735	8,326	95%
Stock-based compensation	10,250	6,070	4,180	69%
Facility-related expenses	2,285	1,404	881	63%
Former CEO severance	—	3,400	(3,400)	(100)%
Restructuring expenses	(2,222)	2,420	(4,642)	(192)%
Other	3,027	2,852	175	6%
Total selling, general and administrative expenses	$47,156	$36,069	$11,087	31%

Selling, general and administrative expenses for the three months ended June 30, 2018 increased by $11.1 million, or 31%, compared with the three months ended June 30, 2017. This was primarily driven by the following:

•	$5.6 million increase in professional services primarily due to continuing global expansion;
•	$8.3 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•

$4.2 million increase in stock-based compensation primarily due to an increase in headcount and the achievement of a milestone related to the September 2016 restricted stock awards with performance conditions;

•	$3.4 million decrease in severance expense as a result of the termination of our former CEO in June 2017; and
•	$4.6 million decrease in restructuring expenses due to the relief of cease-use liabilities as a result of the termination of the rental agreement for our Corvallis facility.

	For the Six Months Ended June 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Professional services	$32,909	$20,929	$11,980	57%
Compensation and other personnel expenses	31,156	17,514	13,642	78%
Stock-based compensation	18,716	9,908	8,808	89%
Facility-related expenses	4,326	3,152	1,174	37%
Former CEO severance	—	3,400	(3,400)	(100)%
Restructuring expenses	(2,222)	2,586	(4,808)	(186)%
Other	5,612	4,796	816	17%
Total selling, general and administrative expenses	$90,497	$62,285	$28,212	45%

Selling, general and administrative expenses for the six months ended June 30, 2018 increased by $28.2 million, or 45%, compared with the six months ended June 30, 2017. This was primarily driven by the following:

•	$12.0 million increase in professional services primarily due to continuing global expansion;
•	$13.6 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•

$8.8 million increase in stock-based compensation primarily due to an increase in headcount and the achievement of a milestone related to the September 2016 restricted stock awards with performance conditions as well as the impact of revised forfeiture rate assumption for officers and members of our Board of Directors;

•	$1.2 million increase in facility-related expense primarily due to continuing global expansion;
•	$3.4 million decrease in severance expense as a result of the termination of our former CEO in June 2017; and
•	$4.8 million decrease in restructuring expenses due to the relief of cease-use liabilities as a result of the termination of the rental agreement for our Corvallis facility.

EXONDYS 51 litigation and license charges

As a result of the execution of the settlement and license agreements with BioMarin in July 2017, we recognized EXONDYS 51 litigation and license charges of $2.8 million which related to estimated royalties between September 2016 and June 2017. There was no such a transaction in 2018.

Amortization of In-licensed Rights

Amortization of in-license rights relate to the two agreements we entered into with BioMarin and University of Western Australia (“UWA”) in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of $6.6 million as a result of a settlement and license agreement with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016, we recorded an in-licensed right asset of $1.0 million related to a license agreement with UWA. Both in-licensed rights are being amortized on a straight-line basis over the life of the patent from the first commercial sale of EXONDYS 51. For the three and six months ended June 30, 2018, we recorded amortization of in-licensed rights of approximately $0.2 million and less than $0.4 million, respectively. For both the three and six months ended June 30, 2017, we recorded amortization of in-licensed rights of less than $0.1 million.

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

Interest (expense) income and other, net

Interest (expense) income and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities and rental income. Our cash equivalents and investments consist of money market funds, commercial paper, government and government agency debt securities and certificates of deposit. Interest expense includes interest accrued on our convertible notes, term loan, and revolving line of credit. Rental income was primarily comprised of leasing excess space in some of our facilities.

For the three and six months ended June 30, 2018, interest expense and other, net was approximately $5.2 million and $9.7 million, respectively. For the three and six months ended June 30, 2017, interest income and other, net was approximately $0.2 million and $0.5 million. The unfavorable changes primarily reflected the interest expense accrued on our debt facilities entered into during the latter half of 2017 partially offset by interest income from higher balances of cash, cash equivalents and investments.

Income tax expense (benefit)

Income tax expense for the three and six months ended June 30, 2018 was approximately $0.6 million and $0.8 million, respectively, which related to state taxes. Income tax (benefit) expense for the three and six months ended June 30, 2017 was approximately ($0.1) million and $1.9 million, respectively, which related to the alternative minimum tax related the gain from the sale of the PRV.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2018	As of December 31, 2017	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$410,375	$599,691	$(189,316)	(32)%
Short-term investments	538,769	479,369	59,400	12%
Long-term investment	—	9,980	(9,980)	(100)%
Restricted investment	1,001	784	217	28%
Total cash, cash equivalents and investments	$950,145	$1,089,824	$(139,679)	(13)%

Borrowings:
Current portion of long-term debt	$9,514	$6,175	$3,339	54%
Long-term debt	429,925	400,641	29,284	7%
Total borrowings	$439,439	$406,816	$32,623	8%

Working capital
Current assets	$1,139,244	$1,228,644	$(89,400)	(7)%
Current liabilities	$104,687	88,332	16,355	19%
Total working capital	$1,034,557	$1,140,312	$(105,755)	(9)%

For the period ended June 30, 2018, our principal source of liquidity was derived from proceeds from product sales of EXONDYS 51 and equity and debt financings. For the period ended December 31, 2017, our principal source of liquidity was derived from proceeds from the sale of the PRV, equity and debt financings and product sales of EXONDYS 51. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to continue to generate revenues from sales of EXONDYS 51 and potential future products;
•	the timing and costs associated with our global expansion;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments;
•	the timing and costs associated with our clinical trials and pre-clinical trials;
•	the attainment of milestones and our obligations to make milestone payments to Myonexus, BioMarin, Summit, UWA and other institutions;
•	repayment of outstanding debts; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and we expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity, debt securities, the licensing or sale of our technologies or additional government contracts. We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Cash Flows

	For the Six Months Ended
	June 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(152,922)	$(143,035)	$(9,887)	7%
Investing activities	$(69,352)	189,931	(259,283)	(137)%
Financing activities	$32,822	(968)	33,790	NM
(Decrease) increase in cash and cash equivalents	$(189,452)	$45,928	$(235,380)	(512)%

*NM = Not Meaningful

Operating Activities. Cash used in operating activities increased by $9.9 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. This was primarily driven by an increase of $18.1 million in non-cash adjustments, favorable changes of $12.7 million in operating assets and liabilities primarily due to timing of certain payments, including a $20 million advanced payment to Brammer Bio MA, LLC, and a decrease of $40.7 million in net loss excluding the gain from sale of the PRV driven by an increase in product sales for EXONDYS 51 partially offset by increases in research and development expenses, including a $60 million up-front payment to Myonexus, and selling, general and administrative expenses.

Investing Activities. The cash used in investing activities for the six months ended June 30, 2018 was $69.4 million and the cash provided by investing activities for the six months ended June 30, 2017 was $189.9 million. The unfavorable change was driven by increases of $195.5 million in purchase of available-for-sale securities and $13.5 million in property and equipment as well as proceeds of $125.0 million from sale of the PRV and $10.7 million in maturity of restricted investment in March 2017. These were partially offset by an increase of $85.7 million from the maturity of available-for-sale securities.

Financing Activities. Cash provided by financing activities was $32.8 million for the six months ended June 30, 2018 and cash used in financing activities was $1.0 million for the six months ended June 30, 2017. This was primarily driven by increases of $30.3 million in proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program and $173.4 million in proceeds from the revolving line of credit as well as a decrease of $5.1 million in repayment of long-term debt. These were partially offset by increases of $173.7 million payments on the revolving line of credit.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2018:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Term loan (1)	$33,517	$11,930	$21,587	$—	$—
Convertible debt (1)	624,506	8,550	17,100	17,100	581,756
Lease obligations	60,785	6,973	15,273	17,725	20,814
Manufacturing obligations (2)	411,439	99,312	96,127	76,000	140,000
Total contractual obligations and contingencies	$1,130,247	$126,765	$150,087	$110,825	$742,570

(1)	Interest is included.
(2)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51 and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $254.0 million of future development, up-front royalty and commercial milestone payments associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable and payment is not required as of June 30, 2018, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2018, we had approximately $950.2 million of cash, cash equivalents and investments, comprised of $410.4 million of cash and cash equivalents, $538.8 million of short-term investments and $1.0 million restricted investment. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2018, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.2 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Although we contracted with third party distributors to distribute eteplirsen in certain countries outside the U.S. on a named patient basis, and initiated a limited launch of an ex-U.S. eteplirsen MAP, which we plan to expand to other jurisdictions in the future, and although we continue to pursue regulatory approval of eteplirsen in certain targeted jurisdictions, such as the EU and Israel, we may not be successful in expanding access to eteplirsen nor produce any significant revenues from eteplirsen sales outside of the U.S. For example, healthcare providers in MAP jurisdictions may not be convinced that their patients can benefit from eteplirsen or may prefer to wait until such time as eteplirsen is approved by a regulatory authority in their country before prescribing eteplirsen. Even if a healthcare provider is interested in obtaining access to eteplirsen for its patient through the MAP, the patient will not be able to obtain access to eteplirsen if payment for the drug is not secured. Additionally, we may not be able to obtain regulatory approval in the jurisdictions we have targeted, such as the EU, if our product approval applications, data packages submitted to regulatory authorities, and any additional data and analyses we submit in response to requests and concerns from regulatory authorities, do not support or convince regulatory authorities of the safety and efficacy of eteplirsen. If we fail to obtain regulatory approvals, particularly for our eteplirsen MAA in the EU, our ability to make revenues from eteplirsen sales outside of the U.S. will be limited. In addition, failure to obtain approval in one country or area may affect sales under the MAP in other countries or areas. Even if we are successful in obtaining regulatory approval of eteplirsen outside of the U.S., our revenue earning capacity will depend on commercial and medical infrastructure, pricing and reimbursement negotiations and decisions with third party payors, including government payors. See “— Even though EXONDYS 51 has been approved for marketing in the U.S., we may not receive approval to commercialize EXONDYS 51 outside of the U.S.”

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

We currently do not have the internal ability to undertake the manufacturing process for EXONDYS 51 or our product candidates in the quantities needed to meet commercial, clinical or MAP demand for EXONDYS 51, or to conduct our research and development programs and conduct clinical trials for our product candidates, including PPMO, golodirsen, casimersen and gene therapy-based product candidates. Therefore, we rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product, as well as to perform additional steps in the manufacturing process, such as labeling and packaging of vials and storage of EXONDYS 51 and our product candidates. There are a limited number of third parties with facilities and capabilities suited for the manufacturing process of EXONDYS 51 and our product candidates, which creates a heightened risk that we may not be able to obtain materials and APIs in the quantity and purity that we require.

For example, we have recently been notified by the Research Institute at Nationwide Children’s Hospital (the “Research Institute”) that they have received a letter from the FDA on July 24, 2018, stating that their Phase 1/2a DMD micro-dystrophin gene therapy trial has been placed on clinical hold due to the presence of a trace amount of DNA fragment in research-grade third-party supplied plasmid (the “Clinical Hold”). The Research Institute, working with us, has developed an action plan with immediate plans to submit for review by the FDA, which will include the use of GMP-s plasmid for the program. Subject to the FDA’s acceptance of such action plan and the release of the Clinical Hold, we do not anticipate any material delay in dosing patients as originally planned by year-end 2018. However, there is no assurance that the FDA’s requirements will be met and that the Clinical Hold will be lifted in the expected timeframe, or at all. If the Clinical Hold is not lifted in the expected timeframe, the development of our micro-dystrophin gene therapy product candidate may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize this product candidate.

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

We have, through our third party manufacturers, produced or are in the process of producing supply of our product candidates and EXONDYS 51, respectively, based on our current understanding of market demands and our anticipated needs for our research and development efforts, clinical trials, MAPs and commercial sales. In light of the limited number of third parties with the expertise to produce EXONDYS 51 and our product candidates, the lead time needed to manufacture them, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient commercial and other manufacturing arrangements on the commercially reasonable terms necessary to provide adequate supply of EXONDYS 51 and our other product candidates to meet demands that meet or exceed our projected needs. Furthermore, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process for EXONDYS 51 and our product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which could impact our ability to execute our business plans on expected or required timelines in connection with the commercialization of EXONDYS 51 and the continued development of our product candidates, including our follow-on exon-skipping product candidates, PPMO and gene therapy-based product candidates. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and /or substantial termination penalties, which could have a material adverse effect on our business prior to and after commercialization.

The third parties we use in the manufacturing process for EXONDYS 51 and our product candidates may fail to comply with current GMP (“cGMP”) regulations.

Our contract manufacturers are required to produce our materials, APIs and drug products under cGMP. We and our contract manufacturers are subject to periodic inspections by the FDA, EMA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. While we work diligently with all contract manufacturers to maintain full compliance, we do not have direct control over a third party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of EXONDYS 51 and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. The failure to achieve and maintain compliance with cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in product recalls, clinical holds such as the Clinical Hold described above, delayed or withheld approvals, patient injury or death. This risk is particularly heightened as we optimize manufacturing for our product candidates, including golodirsen, casimersen, and novel programs such as PPMO and gene therapy. For example, following the imposition of the Clinical Hold, the Research Institute, working with us, has developed an action plan with immediate plans to submit for review by the FDA, which will include the use of GMP-s plasmid for the Nationwide Children’s Hospital’s Phase 1/2a DMD micro-dystrophin gene therapy trial. If our contract manufacturers fail to adhere to applicable cGMP and other applicable government regulations, or experience manufacturing problems, we will suffer significant consequences, including product seizures or recalls, postponement or cancellation of clinical trials, loss or delay of product approval, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, the success of our commercialization of EXONDYS 51 and/or our development efforts for our product candidates, including golodirsen, casimersen and novel programs such as PPMO and gene therapy, could be significantly delayed, fail or otherwise be negatively impacted.

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

We are working to increase manufacturing capacity and scale up production of some of the components of our drug products. Our focus remains on (i) achieving larger-scale manufacturing capacity for EXONDYS 51 throughout the manufacturing supply chain (ii) continuing to increase material and API production capacity to provide the anticipated amounts of drug product needed for our planned studies for our product candidates and (iii) optimizing manufacturing for our follow-on exon skipping product candidates and novel programs, including PPMO and gene therapy. We may not be able to successfully increase manufacturing capacity or scale up the production of materials, APIs and drug products, whether in collaboration with third party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements, in a cost-effective manner, in a time frame required to meet our timeline for commercialization, clinical trials and other business plans, or at all. Compliance with cGMP requirements and other quality issues may arise during our efforts to increase manufacturing capacity and scale up production with our current or any new contract manufacturers. These issues may arise in connection with the underlying materials, the inherent properties of EXONDYS 51 or a product candidate, EXONDYS 51 or a product candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the APIs or finished drug product. In addition, in order to release EXONDYS 51 for commercial use and demonstrate stability of product candidates for use in clinical trials (and any subsequent drug products for commercial use), our manufacturing processes and analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate, or maintain validation of, our manufacturing processes and analytical methods or demonstrate adequate purity, stability or comparability of EXONDYS 51 or our product candidates in a timely or cost-effective manner, or at all. If we are unable to successfully validate our manufacturing processes and analytical methods or to demonstrate adequate purity, stability or comparability, the commercial availability of EXONDYS 51 and the continued development and/or regulatory approval of our product candidates, including PPMO and gene therapy-based product candidates, may be delayed or otherwise negatively impacted, which could significantly harm our business.

During work with our third party manufacturers to increase and optimize manufacturing capacity and scale up production, it is possible that they could make proprietary improvements in the manufacturing and scale-up processes for EXONDYS 51 or our product candidates, including PPMO and gene therapy-based product candidates. We may not own or be able to secure ownership of such improvements or may have to share the intellectual property rights to those improvements. Additionally, it is possible that we will need additional processes, technologies and validation studies, which could be costly and which we may not be able to develop or acquire from third parties. Any failure to secure the intellectual rights required for the manufacturing process needed for large-scale clinical trials or commercialization of EXONDYS 51 or the continued development of our product candidates, including PPMO, could cause significant delays in our business plans or otherwise negatively impact the commercialization of EXONDYS 51 or the continued development of our product candidates, including PPMO and gene therapy-based product candidates.

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

In November 2016, we submitted an MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA has recently adopted a negative opinion for eteplirsen. Although we requested a re-examination and that a Scientific Advisory Group (SAG) be called to provide expert guidance and insight into DMD, the CHMP may render a negative final decision for eteplirsen. The re-examination process is expected to be completed by year-end 2018.

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

•

regulatory authorities may conclude that data we submit to them, including data from clinical trials or any other additional data and analyses we submit in support of an approval or in response to requests from regulatory authorities, fail to demonstrate an appropriate level of safety or efficacy of eteplirsen or that eteplirsen’s clinical benefits outweigh its safety risks; or such regulatory authorities may disagree with our interpretation of data from pre-clinical trials or clinical trials and require that we conduct one or more additional trials;

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products and recent draft FDA guidance suggests that there are circumstances in which the FDA would not object to the promotion of certain information that is not included in the approved labeling but that is consistent with the approved labeling. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices. Although we have established a compliance program and continue to enhance it to ensure that all such activities are performed in a legal and compliant manner, EXONDYS 51 is our first commercial product which could increase risk of non-compliance with our internal compliance policies and applicable rules and regulations, which could negatively impact our business.

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

Nationwide Children’s Hospital, with whom we are collaborating, initiated Phase 1/2a clinical trials for their micro-dystrophin gene therapy program and their Galgt2 gene therapy program. On June 19, 2018, Nationwide Children’s Hospital presented positive preliminary results from its Phase 1/2a micro-dystrophin gene therapy clinical trial in the first three individuals with DMD enrolled to the trial. In addition, Myonexus, with whom we entered into a warrant to purchase common stock of Myonexus, is expected to initiate a Phase 1/2a trial for its MYO-101 program in the third quarter of 2018. The MYO-101 program, as well as four other, less advanced, Myonexus programs, aim to develop gene therapy-based treatments for various forms of LGMD.

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

Our pre-clinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, including those based on our PMO-based and gene therapy-based technologies, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical trials that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. For example, although the pre-clinical data for PPMO collected to date is promising, the additional data we collect, including in the clinic, may not be consistent with the pre-clinical data or show a safe benefit that warrants further development or pursuit of a regulatory approval for PPMO product candidates. Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. For example, on June 19, 2018, Nationwide Children’s Hospital presented positive preliminary results from its Phase 1/2a micro-dystrophin gene therapy clinical trial in the first three individuals with DMD enrolled to the trial. The preliminary data is based on a small patient sample and reported before completion of the trial and therefore may not be predictive of future results. In addition, we cannot assure that the results of additional preliminary data or data from the completed trial or any future trial will yield results that are consistent with the preliminary data presented, that we will be able to demonstrate the safety and efficacy of AAVrh74.MHCK7.micro-Dystrophin, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize AAVrh74.MHCK7.micro-Dystrophin. Similarly, we cannot provide assurances that data from our studies with respect to EXONDYS 51, golodirsen, casimersen and gene therapy-based product candidates will be positive and consistent through the study periods or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our product or product candidates will be consistent with our interpretations.

In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including for those that are based on our PMO-based technologies, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. The completion of pre-clinical and clinical trials and regulatory approvals may be delayed for other reasons, such as delays related to patients enrollment for reasons including small patient population, competing clinical trials and patients’ concerns regarding trial design; manufacturing of product candidates; and clinical holds, such as the Clinical Hold described above.

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

•

The regulatory approval process for product candidates targeting orphan diseases, such as DMD, that use new technologies and processes, such as antisense oligonucleotide therapies, and alternative approaches or endpoints for the determination of efficacy is uncertain due to, among other factors, evolving interpretations of a new therapeutic class, the broad discretion of regulatory authorities, lack of precedent, small safety databases, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. With respect to our gene therapy-based product candidates, although the FDA has encouraged sponsors to design first-in-patient studies as potential pivotal trials in a recent draft FDA guidance on gene therapy in rare disease, there is no assurance that we will be able to rely on this guidance to expedite the development of our gene therapy-based product candidate, including Nationwide Children’s Hospital’s Phase 1/2a micro-dystrophin gene therapy clinical trial. Limited data exist regarding the safety and efficacy of gene therapy-based therapeutics, and government regulation of such therapeutics is still evolving. We cannot be sure that any of our product candidates will qualify for accelerated approval or any other expedited development, review and approval programs, or that, if a drug does qualify, that the product candidates will be approved, will be accepted as part of any such program or that the review time will be shorter than a standard review. As a result of uncertainty in the approval process for products intended to treat serious rare diseases, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned  NDAs and MAAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional safety data, patient muscle biopsies and dystrophin analyses), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, in the U.S., an FDA advisory committee or regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could negatively impact the approval of our NDA or result in a decision by the Company not to proceed with an NDA submission for a product candidate based on feedback from regulators.

•

We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates. Any failure on our part to respond to these requirements in a timely and satisfactory manner could significantly delay or negatively impact confirmatory study timelines and/or the development plans we have for golodirsen, casimersen, PPMO, gene therapy-based product candidates or other product candidates. Responding to requests from regulators and meeting requirements for clinical trials, submissions and approvals may require substantial personnel, financial or other resources, which, as a small biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third party vendors and associates may be complicated by our own limitations and those of the parties we work with. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including guidance related to clinical trial design with respect to any NDA or MAA submissions.

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

In connection with the commercial launch of EXONDYS 51, we are in the process of expanding our compliance program, which is based on industry best practices and is designed to ensure that our commercialization of EXONDYS 51 complies with all applicable laws, regulations and industry standards. As the requirements in this area are constantly evolving, we cannot be certain that our program will eliminate all areas of potential exposure. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

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

We rely on third parties to conduct some aspects of our early stage research and pre-clinical and clinical development. The inadequate performance by or loss of any of these third parties could affect the development and commercialization of our product candidate development.

We have relied upon, and plan to continue to rely upon, third parties to conduct some aspects of our early stage research and pre-clinical and clinical development with respect to certain of our product candidates, including our follow-on exon-skipping product candidates, PPMO and gene therapy-based product candidates. Our third-party collaborators may not commit sufficient resources or adequately develop our programs for these candidates. If our third-party collaborators fail to commit sufficient resources to any of our product candidates or to carry out their contractual duties or obligations, our programs related to any particular product candidate could be delayed, terminated, or unsuccessful. Furthermore, if we fail to make required payments to these third-party collaborators, including up-front, milestone, reimbursement or royalty payments, or to observe other obligations in our agreements with them, these third parties may not be required to perform their obligations under our respective agreements with them and may have the right to terminate such agreements.

We also have relied upon and plan to continue to rely upon third-party contract research organizations (“CROs”) to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical and clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on collaborators and CROs does not relieve us of our regulatory responsibilities.

The individuals at our third-party collaborators and CROs who conduct work on our behalf, including their sub-contractors, are not always our employees, and although we participate in the planning of our early stage research and pre-clinical and clinical programs, we cannot control whether or not they devote sufficient time and resources or exercise appropriate oversight of these programs, except for remedies available to us under our agreements with such third parties. If our collaborators and CROs do not successfully carry out their contractual duties or obligations or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our pre-clinical and clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Furthermore, if these third parties cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with our product candidates, our development programs may be delayed. Although we carefully manage our relationships with our third-party collaborators and CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

•	timely and effectively contract with (under reasonable terms), manage and work with investigators, institutions, hospitals and the CROs involved in the clinical trial;
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

We incurred an operating loss of $103.4 million and $134.2 million for the three and six months ended June 30, 2018, respectively. Our accumulated deficit was $1.4 billion as of June 30, 2018. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. We have generally incurred expenses related to research and development of our technologies and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and/or as we:

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

We currently directly hold various issued patents and patent applications, or have exclusive license or option rights to issued patents and patent applications, in each case in the U.S. as well as other countries that protect our platform technology, product and product candidates, including EXONDYS 51, golodirsen, casimersen, SRP-5051 as well as our gene therapy-based product candidates (micro-dystrophin and GALGT2). We anticipate filing additional patent applications both in the U.S. and in other countries. The patent process, however, is subject to numerous risks and uncertainties, and we can provide no assurance that we will be successful in obtaining and defending patents or in avoiding infringement of the rights of others. Even when our patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by, optioned, or licensed to us or our collaborators. Even if our patents and patent applications do provide our product, product candidates and platform technology with a basis for exclusivity, we and our collaborators may not be able to develop or commercialize such product and product candidates (whether PMO-based or gene therapy-based) or platform technology due to patent positions held by one or more third parties.

We may not be able to obtain and maintain patent protection for our product or product candidates necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage, and we might not be successful in challenging the patent rights of our competitors through litigation or administrative proceedings. Additionally, in order to maintain or obtain freedom to operate for our products and product candidates (whether PMO-based or gene therapy-based), we may incur significant expenses, including those associated with entering into agreements with third parties that require milestone and royalty payments. For example, in July 2017, we and The University of Western Australia on the one hand, and the BioMarin Parties and AZL on the other hand, executed a Settlement Agreement pursuant to which all existing efforts pursuing ongoing litigation, opposition and other administrative proceedings would be stopped as between the Settlement Parties and the Settlement Parties would cooperate to withdraw the Actions before the European Patent Office (except for actions involving third parties), the United States Patent and Trademark Office (“USPTO”), the U.S. Court of Appeals for the Federal Circuit and the High Court of Justice of England and Wales, except for the cross-appeal of the Interlocutory Decision of the Opposition Division dated April 15, 2013 of the European Patent Office of EP 1619249B1 in which we withdrew our appeal and the BioMarin Parties and AZL will continue with its appeal, with us having the right to provide input on the appeal. Any adverse rulings on the appeal, or any of the Actions that continue irrespective of the settlement, could come at any time and, if negative, could adversely affect our business and result in a decline in our stock price. Defending our patent positions may continue to require significant financial resources and could negatively impact other Company objectives. In addition, the expected benefits and opportunities related to the Settlement Agreement and the License Agreement may not be realized or may take longer to realize than expected due to challenges and uncertainties regarding the sales of EXONDYS 51, the research and development of future exon-skipping products, BioMarin’s retained rights to convert the exclusive patent license under the Settlement Agreement to a co-exclusive license, BioMarin continuing certain oppositions and appeals, and patent oppositions that have been filed by other third parties, and patent oppositions and other patent challenges that may be filed by third parties in the future.

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.  This uncertainty is heightened for our PMO-based product and product candidates and gene therapy-based product candidates for which there has been little patent litigation involving such technologies. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. In addition, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain.

The DMD patent landscape is continually evolving, and we may be able to assert that certain activities engaged in by third parties infringe on our current or future patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. As such, the patents and patent applications that we own, license, have optioned, and rely on for exclusivity for our product candidates may be challenged.  In the U.S., our patents may be challenged in an Inter Partes Review proceeding or other related proceeding.  In other countries, other procedures are available for a third party to challenge the validity of our patent rights.  For instance, we have rights to European Patent No. 2206781, which protects golodirsen. This patent was opposed at the European Patent Office. On December 19, 2017, the Opposition Division issued a Decision ordering the revocation of this patent.  We have appealed this Decision.  Patents we have rights to from BioMarin that cover our PMO-based candidates including golodirsen are involved in third party opposition proceedings in Europe and Japan. These patents that we are defending in third party opposition proceedings, however, are not expected to be the sole basis for exclusivity for our product candidates, if at all, in view of their standard expiration dates.

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

If EXONDYS 51 or our product candidates (whether PMO-based or gene therapy-based) or technologies infringe enforceable proprietary rights of others, we could incur substantial costs and may have to:

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

Any of these events could substantially harm our potential earnings, financial condition and operations. The DMD patent landscape (whether PMO-based or gene therapy-based) is continually evolving and multiple parties, including both commercial entities and academic institutions, may have rights to claims or may be pursuing additional claims that could provide these parties a basis to assert that EXONDYS 51 or our product candidates infringe on the intellectual property rights of such parties. Similarly, we may be able to assert that certain activities engaged in by these parties infringe on our current or future patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. We also cannot be certain that other third parties will not assert patent infringement in the future with respect to any of our development programs.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology and other technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with EXONDYS 51 or our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Wave Life Sciences, Daiichi Sankyo and Nippon share a focus on RNA-targeted drug discovery and development. Competitors with respect to EXONDYS 51 or our product candidates (whether PMO-based or gene therapy-based) include Nippon Shinyaku, Daiichi Sankyo, Wave Life Sciences, Solid, Pfizer, Shire plc; and other companies such as PTC have also been working on DMD programs. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire, Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Summit, Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics, and Editas Medicine. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last thirty months, our stock has increased as much as 74% in a single day or decreased as much as 55% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

As of June 30, 2018, there were approximately 66.3 million shares of common stock outstanding and outstanding awards to purchase 9.4 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2018, there were approximately 4.2 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan, and approximately 0.1 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2018 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1*	Warrant to Purchase Common Stock of Myonexus Therapeutics, Inc., issued by Myonexus Therapeutics, Inc. to Sarepta Therapeutics, Inc., dated as of May 3, 2018.					X

10.1†	Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan					X

10.2†	Employment Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018					X

10.3†	Change in Control and Severance Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018					X

10.4†	Letter Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated June 26, 2018					X

10.5†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan					X

10.6†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan					X

31.1	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*

Confidential treatment has been requested for portions of this exhibit. Schedules and exhibits of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish a copy of an omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 8, 2018	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)