Form 10-Q/A
period 2018-06-30
Sarepta Therapeutics, Inc.
filed 2018-10-31
CIK 873303

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	66,823,624
(Class)	(Outstanding as of October 26, 2018)

EXPLANATORY NOTE

Sarepta Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2018 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2018. The purpose of this Amendment is to refile Exhibit 2.1, which was originally filed with the Form 10-Q, to conform such exhibit to respond to comments received from the staff of the SEC on the confidential treatment request filed by the Company with respect to Exhibit 2.1. No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the SEC regarding a request for confidential treatment of certain portions of Exhibit 2.1 originally filed with the Form 10-Q. Except for the changes to Exhibit 2.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1*	Warrant to Purchase Common Stock of Myonexus Therapeutics, Inc., issued by Myonexus Therapeutics, Inc. to Sarepta Therapeutics, Inc., dated as of May 3, 2018.					X

10.1†#	Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/8/2018

10.2†#	Employment Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018	10-Q	001-14895	10.2	8/8/2018

10.3†#	Change in Control and Severance Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018	10-Q	001-14895	10.3	8/8/2018

10.4†#	Letter Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated June 26, 2018	10-Q	001-14895	10.4	8/8/2018

10.5†#	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.5	8/8/2018

10.6†#	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.6	8/8/2018

31.1	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-14895	32.1	8/8/2018

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-14895	32.2	8/8/2018

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management contract or compensatory plan, contract or arrangement.
*

Confidential treatment has been requested for portions of this exhibit. Schedules and exhibits of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of an omitted schedule or exhibit to the Securities and Exchange Commission upon request.

**

The Certifications previously furnished as Exhibits 32.1 and 32.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 8, 2018, are not deemed filed with the SEC and are not to be incorporated by reference into any filings of Sarepta Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.

#	Previously filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 8, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: October 31, 2018	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2018	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)