Form 10-Q
period 2018-09-30
Sarepta Therapeutics, Inc.
filed 2018-10-31
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of September 30, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$209,702	$599,691
Short-term investments	583,158	479,369
Accounts receivable	48,601	29,468
Inventory	115,816	83,605
Other current assets	54,800	36,511
Total current assets	1,012,077	1,228,644
Property and equipment, net of accumulated depreciation of $25,224 and $18,022 as of September 30, 2018, and December 31, 2017, respectively	76,841	43,156
Intangible assets, net of accumulated amortization of $5,532 and $4,145 as of September 30, 2018, and December 31, 2017, respectively	15,324	14,355
Other assets	78,664	21,809
Total assets	$1,182,906	$1,307,964

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,408	$8,467
Accrued expenses	88,687	68,982
Current portion of long-term debt	—	6,175
Deferred revenue	3,303	3,316
Other current liabilities	1,995	1,392
Total current liabilities	114,393	88,332
Long-term debt	415,446	424,876
Deferred rent and other	13,219	5,539
Total liabilities	543,058	518,747
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 66,693,348 and 64,791,670 issued and outstanding at September 30, 2018, and December 31, 2017, respectively	7	6
Additional paid-in capital	2,077,864	2,006,598
Accumulated other comprehensive income (loss)	8	(379)
Accumulated deficit	(1,438,031)	(1,217,008)
Total stockholders’ equity	639,848	789,217
Total liabilities and stockholders’ equity	$1,182,906	$1,307,964

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product, net	$78,486	$45,954	$216,619	$97,307
Total revenues	78,486	45,954	216,619	97,307
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	$8,741	3,078	$21,058	3,807
Research and development	86,584	34,239	255,636	122,266
Selling, general and administrative	53,044	28,176	143,541	90,461
EXONDYS 51 litigation and license charges	—	25,588	—	28,427
Amortization of in-licensed rights	216	780	649	837
Total costs and expenses	148,585	91,861	420,884	245,798
Operating loss	(70,099)	(45,907)	(204,265)	(148,491)
Other (loss) income:
Gain from sale of Priority Review Voucher	—	—	—	125,000
Interest (expense) income and other, net	(6,968)	184	(16,671)	703
Other (loss) income	(6,968)	184	(16,671)	125,703

Loss before income tax (benefit) expense	(77,067)	(45,723)	(220,936)	(22,788)
Income tax (benefit) expense	(674)	2,011	87	3,902
Net loss	(76,393)	(47,734)	(221,023)	(26,690)

Other comprehensive income:
Unrealized gain on cash equivalents and short-term investments	369	26	387	108
Total other comprehensive income	369	26	387	108
Comprehensive loss	$(76,024)	$(47,708)	$(220,636)	$(26,582)

Net loss per share - basic and diluted	$(1.15)	$(0.78)	$(3.38)	$(0.47)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	66,209	61,528	65,454	57,166

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(221,023)	$(26,690)
Adjustments to reconcile net loss to cash flows from operating activities:
Gain from sale of Priority Review Voucher	—	(125,000)
Depreciation and amortization	8,718	5,968
Amortization of investment discount	(4,742)	(344)
Loss from debt extinguishment	2,322	—
Non-cash interest expense	15,206	200
Loss on disposal of assets	94	792
Stock-based compensation	37,289	23,099
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(19,133)	(19,523)
Net increase in inventory	(32,211)	(51,880)
Net increase in other assets	(84,344)	(7,319)
Net increase (decrease) in accounts payable, accrued expenses, deferred revenue and other liabilities	31,584	(241)
Net cash used in operating activities	(266,240)	(200,938)

Cash flows from investing activities:
Purchase of property and equipment	(40,954)	(8,101)
Purchase of intangible assets	(2,633)	(8,591)
Purchase of available-for-sale securities	(651,387)	(100,348)
Maturity and sale of available-for-sale securities	562,575	296,225
Proceeds from sale of Priority Review Voucher	—	125,000
Purchases of restricted investment	(353)	—
Maturity of restricted investment	—	10,695
Net cash (used in) provided by investing activities	(132,752)	314,880

Cash flows from financing activities:
Proceeds from July 2017 Term Loan, net of cash debt issuance costs	—	29,620
Repayment of June 2015 and July 2017 Term Loan	(30,000)	(15,000)
Proceeds from revolving line of credit	217,722	24,000
Repayment of revolving line of credit	(218,631)	(23,008)
Repayments on mortgage loans	(1,265)	(81)
Payment of debt extinguishment	(1,990)	—
Proceeds from sale of common stock, net of offering costs	—	353,959
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	43,031	11,779
Net cash provided by financing activities	8,867	381,269

(Decrease) increase in cash and cash equivalents	(390,125)	495,211

Cash, cash equivalents and restricted cash:
Beginning of period	599,827	122,556
End of period	$209,702	$617,767

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$209,702	$617,630
Restricted cash in other assets	—	137
Total cash, cash equivalents and restricted cash	$209,702	$617,767

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,861	$924
Supplemental schedule of non-cash investing activities and financing activities:
Shares withheld for taxes	$9,053	$1,791
Reclassification of long term investments to short term investments	$9,980	$—
Reclassification of revolving line of credit balance to other receivable	$683	$—
Intangible assets included in accrued expenses	$234	$258
Asset held for sale	$—	$1,529
Debt issuance costs related to the term loans included in accrued expenses	$—	$600
Offering costs related to equity offerings included in accrued expenses	$—	$25
Property and equipment included in accrued expenses	$2,515	$385

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

In November 2016, the Company submitted a marketing authorization application (“MAA”) for eteplirsen to the European Medicines Agency (“EMA”) and the application was validated in December 2016. On June 1, 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a negative opinion for eteplirsen. On September 21, 2018, the Company announced that the CHMP has confirmed its negative opinion for eteplirsen. The Company expects the European Commission to adopt the CHMP opinion by year-end 2018.

The Company has also initiated a market access program (“MAP”) for eteplirsen in select countries in Europe, North America, South America and Asia where it currently has not been approved. The MAP provides a mechanism through which physicians can prescribe eteplirsen, within their professional responsibility, to patients who meet pre-specified medical and other criteria and can secure funding. The Company commenced shipments through the MAP. In addition, the Company contracted with third party distributors and service providers to distribute eteplirsen in certain areas outside the U.S., such as Israel, Brazil, and certain countries in the Middle East, on a named patient basis.

As of September 30, 2018, the Company had approximately $793.9 million of cash, cash equivalents and investments, consisting of $209.7 million of cash and cash equivalents, $583.2 million of short-term investments, and $1.0 million of long-term restricted investment. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

As of September 30, 2018, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 30 to 60 days. Outside of the U.S., the payment terms range between 30 and 120 days. Three individual customers accounted for 43%, 36% and 18% of net product revenues for the nine months ended September 30, 2018 and 55%, 24% and 12% of accounts receivable from product sales as of September 30, 2018. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of September 30, 2018, the Company believes that such customers are of high credit quality.

As of September 30, 2018 the Company’s cash equivalents and investments were concentrated at two financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

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

Product Revenues

The Company distributes its product principally through a limited number of specialty distributor and specialty pharmacies in the U.S. and certain distributors in the European Union (“EU”), Brazil, Israel and Middle East (collectively, “Customers”). The Customers subsequently resell the product to patients and health care providers. The Company provides no right of return to the Customers except in cases of shipping error or product defect. Product revenues are recognized when the Customers take control of the product, which typically occurs upon delivery to the Customers. For both the three and nine months ended September 30, 2018, the majority of the revenues recognized were generated by the specialty distributor and specialty pharmacies in the U.S.

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

The impact of adopting ASC 606 was not material. There have not been any other material changes to the Company’s accounting policies as of September 30, 2018.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. Under the new guidance, entities are required to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. However, for equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient available in ASC Topic 820, “Fair Value Measurement” to estimate fair value using the net asset value per share (or its equivalent) of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted this ASU on January 1, 2018, which did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC Topic 840, “Leases”. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvement to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842), Targeted Improvements”. ASU No. 2018-10 made 16 technical corrections to the new leases standard, clarifying certain inconsistencies in the guidance. ASU No. 2018-11 provides entities with a new transition method that allows them to use the effective date of the new leases standard as the date of initial application on transition. Companies that elect this transition method will (1) not adjust their comparative period financial information for the effects of ASC 842; (2) not make the new required lease disclosures for periods before the effective date;

and (3) carry forward their ASC 840 disclosure for comparative periods. Additionally, this update allows lessors to make an accounting policy election by class of underlying assets to not separate lease and non-lease components if specified criteria are met. ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of these standards is expected to have an impact on the amount of the Company’s assets and liabilities presented. The Company expects to utilize the new transition method described in ASU No. 2018-11 and use the effective date as the Company’s date of initial application for the new standard. The Company expects to elect the available package of practical expedients in transition which would allow it to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. As of September 30, 2018, the Company has not elected to early adopt the guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. ASU No. 2017-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As of September 30, 2018, the Company is currently evaluating the potential impact that this new standard may have on its financial position and results of operations.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU No. 2018-07 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted, although no earlier than the adoption date of Topic 606.  The Company elected to early adopt this ASU in the quarter ended June 30, 2018, which did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of September 30, 2018, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This ASU requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance contained in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrange is ready for its intended use. ASU No. 2018-15 will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. As of September 30, 2018, the Company has not elected to early adopt this guidance but believes that the adoption of this guidance will not have a material effect on its consolidated financial statements.

3. COLLABORATION, LICENSE AND MANUFACTURING AGREEMENTS

Lacerta Therapeutics

On August 8, 2018 (the “Effective Date”), the Company entered into a License, Development and Option Agreement (the “License Agreement”) with Lacerta Therapeutics, Inc. (“Lacerta”). Pursuant to the License Agreement, the Company licensed in exclusive worldwide rights to develop, manufacture and commercialize a pre-clinical Pompe product candidate (the “Pompe License”). Lacerta also granted the Company exclusive options to enter into exclusive License Agreements to develop, manufacture and commercialize other gene therapy product candidates for Sanfilipo syndrome and L-Amino Acid Decarboxylase Deficiency for additional consideration of $42.0 million (collectively, the “Options”) when (and if) the Options are exercised. Additionally, the Company may be liable for up to approximately $44.0 million in development, regulatory and sales milestones associated with the Pompe License and may be required to make a high-single-digit royalty payments based on net sales of the Pompe product subsequent to its commercialization.

Concurrently with the execution of the License Agreement, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Lacerta. Under the Purchase Agreement, the Company purchased approximately 4.5 million shares of Series A preferred stock issued by Lacerta.

The Company considered whether it would have to consolidate the operations of Lacerta and concluded that, while Lacerta is a variable interest entity, the Company is not the primary beneficiary as it does not have the power to direct the activities that would most significantly impact the economic performance of Lacerta.

The Company made an up-front payment of $38.0 million to Lacerta in consideration of both the License Agreement and the Purchase Agreement. This payment was allocated to the fair value of the Series A preferred stock investment, the Pompe License and the Options based on their respective relative fair values on the Effective Date. The fair value of the Options were determined using an option pricing model, whereas the Series A preferred stock investment was determined using a cost approach corroborated by the Black-Scholes option pricing model. The fair value of the Pompe License was determined using a discounted cash flow model under the income approach. Accordingly: (i) $30.0 million was allocated to the Series A preferred stock investment, (ii) $8.0 million was allocated to the Pompe License, and (iii) no amount was allocated to the Options as they are far out of money and were determined to have a fair value of zero.  fThe Series A preferred stock investment was initially measured at cost and classified as an other non-current asset in the accompanying unaudited condensed consolidated balance sheets. Subsequently, changes in the carrying value of the investment will be reported as a component of earnings whenever there are observable price changes in orderly transactions for identical or similar investments of Lacerta in the future. The amount allocated to the Pompe License represents rights to potential future benefits associated with ongoing research and development activities that have no alternative future use.  Accordingly, this amount has been recorded as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.

Myonexus Therapeutics

In May 2018, the Company entered into a Warrant to Purchase Common Stock Agreement (“Warrant Agreement”) with Myonexus Therapeutics, Inc. (“Myonexus”). Pursuant to the terms of the Warrant Agreement, the Company made an up-front payment of $60.0 million to purchase an exclusive option to acquire Myonexus for $200.0 million plus sales-related and regulatory-related contingent payments. Prior to the exercise of the option to acquire Myonexus, the Company may be required to make additional development milestone payments to Myonexus of up to $45.0 million over an approximately two-year evaluation period. The Company considered whether it would have to consolidate the operations of Myonexus and concluded that, while Myonexus is a variable interest entity, the Company is not the primary beneficiary as it does not have the power to direct the activities that would most significantly impact the economic performance of Myonexus.

As of September 30, 2018, the Company made an up-front payment of $60.0 million and a milestone payment of $10.0 million to Myonexus corresponding to execution of the Warrant Agreement in May 2018 and achievement of a development milestone in September 2018, respectively. Prior to regulatory approval, considerations paid to Myonexus represent rights to potential future benefits associated with Myonexus’s ongoing research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, the Company recorded $10.0 million and $70.0 million for the three and nine months ended September 30, 2018, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Brammer Bio MA, LLC

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

As of September 30, 2018, the Company has made payments totaling $35.0 million to Brammer under the Brammer Manufacturing Agreement consisting of: (i) the $20.0 million advance payment made in June 2018, (ii) the first $5.0 million process equipment fee paid in July 2018, and (iii) the first two reduced quarterly capacity access fee payments of $5.0 million made in July 2018 and September 2018. Of the cumulative amount paid of $35.0 million, $2.2 million was recorded as an other current asset and $32.8 million as an other non-current asset, in the accompanying unaudited condensed consolidated balance sheets.

The advance payment and process equipment fee will be amortized over their expected economic benefit to research and development expense, prior to regulatory approval of the related product, commencing upon the first batch delivery to the Company, which is currently estimated to occur in July 2019.  Upon regulatory approval, amortization expense will be classified to cost of sales. Capacity access fee payments made prior to the first batch delivery to the Company will be capitalized and amortized to expense in a manner similar to the advance payment and process equipment fee. Capacity access fee payments made subsequent to the first batch delivery to the Company will be expensed as incurred to research and development expense, prior to regulatory approval of the related product.  Upon regulatory approval, the expense associated with capacity access fee payments will be classified to cost of sales. In the event the Company does not expect services under the Brammer Manufacturing Agreement to be rendered, the capitalized payments will be charged to expense.

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$85,321	$85,321	$—	$—
Commercial paper	89,795	—	89,795	—
Government and government agency bonds	510,028	510,028	—	—
Corporate bonds	83,261	83,261	—	—
Strategic investment	30,000	—	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total	$799,406	$679,611	$89,795	$30,000

	Fair Value Measurement as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$352,370	$352,370	$—	$—
Commercial paper	133,368	—	133,368	—
Government and government agency bonds	294,717	284,745	9,972	—
Corporate bonds	127,956	127,956	—	—
Certificates of deposit	648	648	—	—
Total	$909,059	$765,719	$143,340	$—

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, corporate bonds and certificates of deposit. Certain of the government and government agency bonds and corporate bonds are publically traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2018.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper and government and government agency bonds. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing market observable data.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta as more fully described in Note 3, Collaboration, License and Manufacturing Agreements. The fair value of the asset is based on a cost approach corroborated by the Black-Scholes option pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk free rate based on certain U.S. Treasury rates as of the Effective Date of the License Agreement with Lacerta.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and revolving line of credit approximated fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts for the term loan approximated fair value based on market activity for other debt instruments with similar characteristics and comparable risk.

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Money market funds	$85,321	$352,370
Corporate bonds	—	16,720
Government and government agency bonds	99,926	49,972
Total	$185,247	$419,062

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2018 and December 31, 2017 was approximately two and seven months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$109,776	$—	$—	109,776
Commercial paper	89,795	—	—	89,795
Government and government agency bonds	509,944	213	(129)	510,028
Corporate bonds	83,337	—	(76)	83,261
Total	$792,852	$213	$(205)	792,860
As reported:
Cash and cash equivalents	$209,576	$126	$—	209,702
Short-term investments	583,276	87	(205)	583,158
Total	$792,852	$213	$(205)	792,860

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$532,999	$—	$—	$532,999
Commercial paper - current	133,368	—	—	133,368
Government and government agency bonds - current	294,915	2	(200)	294,717
Corporate bonds
Current	118,121	—	(145)	117,976
Non-current	10,016	—	(36)	9,980
Total	$1,089,419	$2	$(381)	$1,089,040
As reported:
Cash and cash equivalents	$599,698	$2	$(9)	$599,691
Short-term investments	479,705	—	(336)	479,369
Long-term investments	10,016	—	(36)	9,980
Total	$1,089,419	$2	$(381)	$1,089,040

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The Company’s accounts receivable arise from product sales, government research contracts and other grants. They are generally stated at the invoiced amount and do not bear interest. Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from Medicaid rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us), including Public Health Services chargebacks, prompt pay discounts and certain distribution fees, or a current liability (if a payment is required of us), including Medicaid rebates, co-pay assistance and certain distribution fees.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies in the U.S. as well as certain distributors in the EU, Brazil, Israel and the Middle East. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of September 30, 2018, the credit profiles for the Company’s customers are deemed to be in good standing and write-offs of accounts receivable are not considered necessary. Historically, no accounts receivable amounts related to government research contracts and other grants have been written off and, thus, an allowance for doubtful accounts receivable related to government research contracts and other grants is not considered necessary.

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Product sales, net of discounts and allowances	$47,809	$28,539
Government contract receivables	792	929
Total accounts receivable	$48,601	$29,468

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other	Total
	(in thousands)
Balance, as of December 31, 2017	$995	$6,959	$169	$464	$8,587
Provision	9,308	19,298	1,804	4,195	34,605
Payments/credits	(9,502)	(6,479)	(1,526)	(2,532)	(20,039)
Balance, as of September 30, 2018	$801	$19,778	$447	$2,127	$23,153

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Reduction to accounts receivable	$1,469	$1,285
Component of accrued expenses	21,684	7,302
Total reserves	$23,153	$8,587

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

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Raw materials	$68,689	$53,875
Work in progress	42,537	27,442
Finished goods	4,590	2,288
Total inventory	$115,816	$83,605

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

8. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Manufacturing-related deposits and prepaids	$18,465	$18,650
Leasehold improvement receivable	10,787	—
Prepaid clinical and pre-clinical expenses	10,658	5,175
Prepaid maintenance and license fees	2,415	1,711
Prepaid research expenses	1,939	2,896
Prepaid commercial expenses	2,125	1,589
Asset held for sale	—	1,501
Other prepaids	3,537	2,726
Other	4,874	2,263
Total other current assets	$54,800	$36,511

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Manufacturing-related deposits	$40,133	$—
Strategic investments	30,000	—
Prepaid clinical expenses	4,594	7,488
Alternative minimum tax credit	2,881	3,315
Restricted investment	1,001	784
Long-term available-for-sale securities	—	9,980
Other	55	242
Total other non-current assets	$78,664	$21,809

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Accrued employee compensation costs	$21,915	$14,402
Product revenue related reserves	21,684	7,302
Accrued clinical and pre-clinical costs	13,778	15,975
Accrued professional fees	9,112	6,794
Accrued contract manufacturing costs	8,348	14,019
Accrued BioMarin royalties	4,002	2,846
Accrued interest expense	3,183	1,291
Accrued property and equipment	2,515	2,525
Accrued research costs	2,506	401
Accrued collaboration cost sharing	1,200	—
Accrued income taxes	—	943
Other	444	2,484
Total accrued expenses	$88,687	$68,982

10. INDEBTEDNESS

2024 Convertible Notes

In November 2017, the Company issued $570.0 million senior notes due on November 15, 2024 (the “2024 Notes”). The 2024 Notes were issued at face value and bear interest at the rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. There are no principal payments due prior to maturity. Upon conversion, the Company may pay cash, shares of its common stock or a combination of cash and stock, as determined by the Company in its discretion. The 2024 Notes may be convertible into 7,763,552 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 13.621 shares per $1,000 principal amount of the 2024 Notes, which represents a conversion price of $73.42 per share. The Company recorded a total debt discount of $171.8 million upon issuance of the 2024 Notes, consisting of an equity component of $161.2 million and debt issuance costs of $10.6 million. The debt discount is being amortized under the effective interest method and recorded as additional non-cash interest expense over the life of the 2024 Notes. The effective interest rate on the liability component of the 2024 Notes for the year ended December 31, 2017 was 6.9%. The fair value of the 2024 Notes is $1.3 billion as of September 30, 2018. It is based on open market trades and is classified as level 1 in the fair value hierarchy.

Term Loan

In July 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit and Security Agreement”) which provides a term loan (“July 2017 Term Loan”) of $60.0 million with MidCap Financial Trust (“MidCap”). Borrowings under the Amended and Restated Credit and Security Agreement bear interest at a rate per annum equal to 6.25%, plus the one-month London Interbank Offered Rate (“LIBOR”). Commencing on July 1, 2018, and continuing for the remaining thirty six months of the facility, the Company was required to make monthly principal payments of approximately $0.8 million, set forth in the Amended and Restated Credit and Security Agreement, subject to certain adjustments as described therein.

Revolving Line of Credit

In July 2017, the Company entered into a revolving credit and security agreement (the “Revolving Credit Agreement”) which provides an aggregate revolving loan commitment of $40.0 million (which may be increased by an additional tranche of $20.0 million) with MidCap. Borrowings under the Revolving Credit Agreement bear interest at a rate of 3.95%, plus the one-month LIBOR. In addition to paying interest on the outstanding principal under the Revolving Credit Agreement, the Company paid $0.2 million of origination fee, which was 0.50% of the amount of the revolving loan. The Company recognized this origination fee as an other asset and it was being amortized to interest expense over the term of the line-of-credit. Additionally, the Company was liable for unused line fees, minimum balance fees, collateral fees, deferred revolving loan original fees, etc.

In September 2018, the Company terminated the Amended and Restated Credit and Security Agreement and the Revolving Credit Agreement with MidCap and paid off the remaining outstanding balance of principal and accrued and unpaid interest on the July 2017 Term Loan. As a result, the Company recorded a debt extinguishment loss of $2.3 million primarily related to the write-off of unamortized debt issuance costs and prepayment fees.

As of September 30, 2018, the Company recorded approximately $415.4 million as long-term debt on the unaudited condensed consolidated balance sheets related to the 2024 Notes. The following table summarizes the Company’s debt facilities for the periods indicated:

	As of September 30, 2018	As of December 31, 2017
	(in thousand)
Par value of the 2024 Notes	570,000	570,000
Unamortized discount - equity component	(144,999)	(158,890)
Unamortized discount - debt issuance costs	(9,555)	(10,449)
Net carrying value of convertible debt	415,446	400,661
Other debt facilities	—	30,390
Net carrying value of total debt facilities	415,446	431,051

For the three months and nine months ended September 30, 2018, the Company recorded $10.7 million and $26.5 million in interest expense, respectively. For the three months and nine months ended September 30, 2017, the Company recorded $0.8 million and $1.2 million in interest expense, respectively.

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

The second floor and the first floor of the Corvallis facility were vacated and closed and made available for sub-leasing in December 2016 and April 2017, respectively. Using a discounted cash flow methodology and based on monthly rent payments as well as estimated sublease income, the Company recognized a total of approximately $1.5 million and $2.3 million in restructuring expenses for the second and the first floor, respectively. In June 2018, the Corvallis facility was sold, and the Company entered into a rental termination agreement with the new landlord regarding the space made available for sub-lease. As a result, we relieved the remaining $2.2 million of cease-use liability related to this space in June 2018, which was recorded as a reduction to selling, general and administrative expenses.

The following table summarizes the restructuring reserve for the periods indicated:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Restructuring reserve beginning balance	$2,933	$1,588
Restructuring expenses incurred during the period	—	3,020
Amounts paid during the period	(711)	(1,675)
Reversal of cease-use liability	(2,222)	—
Restructuring reserve ending balance	$—	$2,933

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	359,182	$68.31	221,398	$21.07	2,011,863	$43.17	4,678,357	$14.49
Restricted stock units	5,990	$138.04	—	$—	175,410	$76.27	181,029	$33.03
Restricted stock awards	10,500	$142.71	—	$—	27,590	$98.57	341,500	$34.58

Stock-based Compensation Expense

For the three months ended September 30, 2018 and 2017, total stock-based compensation expense was $11.5 million and $6.9 million, respectively. For the nine months ended September 30, 2018 and 2017, total stock-based compensation expense was $37.3 million and $23.1 million, respectively. The increase in stock-based compensation expense for nine months was partially driven by increases in headcount and stock price, the achievement of a milestone related to the September 2016 restricted stock awards with performance conditions, as well as the impact of a revised forfeiture rate assumption for officers and members of our Board of Directors. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$3,260	$1,812	$10,349	$5,881
Selling, general and administrative	8,224	5,110	26,940	17,218
Total stock-based compensation expense	$11,484	$6,922	$37,289	$23,099

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	$9,007	$5,420	$27,362	$17,221
Restricted stock awards/units	1,987	954	8,654	4,408
Employee stock purchase plan	490	548	1,273	1,470
Total stock-based compensation expense	$11,484	$6,922	$37,289	$23,099

13. OTHER INCOME AND LOSS

The following table summarizes other income and loss for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousand)
Interest expense	$(10,681)	$(802)	$(26,460)	$(1,325)
Interest income	1,477	438	5,236	813
Amortization of investment discount	2,295	433	5,123	693
Other (expense) income	(59)	115	(570)	522
Gain from sale of Priority Review Voucher	—	—	—	125,000
Total other (loss) income	$(6,968)	$184	$(16,671)	$125,703

14. INCOME TAXES

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit recorded for the three and nine months ended September 30, 2018.

15. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and nine months ended September 30, 2018 and 2017, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net loss	$(76,393)	$(47,734)	$(221,023)	$(26,690)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss earnings per share	66,209	61,528	65,454	57,166
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	66,209	61,528	65,454	57,166
Net loss per share - basic and diluted	$(1.15)	$(0.78)	$(3.38)	$(0.47)

*

For the three and nine months ended September 30, 2018 and 2017, stock options, RSAs, RSUs, stock appreciation rights (“SAR”) to purchase 9.2 million and 9.8 million shares of the Company’s common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Lease Obligations

In April and September 2018, the Company entered into the seventh and eighth amendment, respectively, to its Cambridge, Massachusetts headquarters lease which extended the original term of the lease to September 30, 2025 and increased the total rental space to approximately 154,967 square feet.

The following table summarizes the aggregate non-cancelable future minimum payments under the Company’s leases:

As of September 30, 2018 (in thousands)
2018 (September - December)	$1,827
2019	7,479
2020	7,510
2021	8,666
2022	8,956
Thereafter	25,604
Total minimum lease payments	$60,042

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

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of September 30, 2018 (in thousands)
2018 (September - December)	$45,463
2019	78,720
2020	45,940
2021	32,000
2022	40,000
Thereafter	160,000
Total manufacturing commitments	$402,123

Milestone Obligations

The Company has collaboration and license agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of September 30, 2018, the Company may be obligated to make up to $289.8 million of future development, regulatory, and commercial milestone and up-front royalty payments associated with its collaboration and license agreements. For the three and nine months ended September 30, 2018, the Company recognized up-front and milestone payments of $18.0 million and 78.0 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2017, the Company recognized up-front and milestone payments of $0 and $22.0 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

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

Additionally, on September 23, 2014, a derivative suit was filed against the Company’s Board of Directors with the Court of Chancery of the State of Delaware (Terry McDonald, derivatively on behalf of Sarepta Therapeutics, Inc., et al. v. Goolsbee et al., No. 10157). The claims allege, among other things, that (i) the Company’s non-employee directors paid themselves excessive compensation fees for 2013, (ii) that the compensation for the Company’s former Chief Executive Officer, Christopher Garabedian, was also excessive and such fees were the basis for Mr. Garabedian’s not objecting to or stopping the excessive fees for the non-employee directors and (iii) that the disclosure in the 2013 proxy statement was deficient. The relief sought, among others, includes disgorgement and rescindment of allegedly excessive or unfair payments and equity grants to Mr. Garabedian and the directors, unspecified damages plus interest, a declaration that the Company’s Amended and Restated 2011 Equity Plan at the 2013 annual meeting was ineffective and a revote for approved amendments, correction of misleading disclosures and plaintiff’s attorney fees. The parties agreed to a settlement, which was approved by the Delaware Court of Chancery on September 4, 2018. The Company does not believe that disposition of the McDonald suit will have a material financial impact on the Company.

17. SUBSEQUENT EVENTS

On October 8, 2018, the Company exercised an option to license Nationwide Children’s Hospital’s micro-dystrophin gene therapy program for the treatment of DMD under an agreement that was originally executed in December 2016. Upon exercise of the option, the Company made an up-front license payment of $1.0 million and may be liable for up to approximately $29.0 million in development, regulatory and sales milestones for each micro-dystrophin gene therapy product. Furthermore, the Company may be required to make a low-single-digit royalty payments based on net sales of micro-dystrophin gene therapy products subsequent to their commercialization.

On October 8, 2018, the Company entered into a manufacturing collaboration agreement (“Paragon Agreement”) with Paragon Bioservices, Inc. (“Paragon”). Pursuant to the terms of the Paragon Agreement, Paragon agreed to provide the Company with dedicated access to clinical and commercial manufacturing capacity for its gene therapy programs. In return, the Company is required to make to Paragon: (i) a one-time $36.0 million payment payable in three installments through March 31, 2019, and (ii) additional payments totaling $2.0 million annually.  The term of the Paragon Agreement will continue until the earlier of: (i) the latest expiration date of any commercial supply agreement in effect, or (ii) December 31, 2025. The Company also has the ability to terminate the Paragon Agreement prior to expiration, subject to potential additional financial considerations.

On October 15, 2018, the Company entered into a license and collaboration agreement for developing and commercializing LYS-SAF302, a gene therapy to treat Mucopolysaccharidosis type IIIA (“MPS IIIA”) with Lysogene S.A. (“Lysogene”). Under the terms of the license and collaboration agreement, Lysogene will be responsible for completion of the pivotal trial, which is set to commence in the fourth quarter of 2018. The Company will have exclusive rights to commercialize LYS-SAF302 in the U.S. and all territories outside of Europe. Lysogene will retain exclusive commercial rights to LYS-SAF302 in Europe. The Company will be responsible for global manufacturing of LYS-SAF302 and will supply drug products to Lysogene for Europe. Lysogene also granted the Company certain option rights to an additional central nervous system targeted gene therapy candidate. Concurrently with the execution of the license and collaboration agreement, the Company entered into an equity investment agreement with Lysogene. Under the equity investment agreement, the Company purchased 950,606 shares of common stock issued by Lysogene. As a result of execution of the agreements, the Company was liable for a payment of $28.0 million to Lysogene related to the up-front license fee, the option fee, the equity investment and reimbursement to certain development activities.  Additionally, the Company may be liable for up to approximately $102.8 million in development, regulatory and sales milestones associated with the license and collaboration agreement. Furthermore, the Company may be required to make tiered royalty payments based on net sales of the LYS-SAF302 product subsequent to its commercialization.

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
•

our technologies and programs, including those with strategic partners, and their respective potential benefits, including the potential of our phosphorodiamidate morpholino oligomer (“PMO”) based compounds to reduce off-target effects and be rapidly designed to target specific tissues, genetic sequences, or pathogens; the potential of our peptide-conjugated PMO (“PPMO”) to be tailored to reach other organs beyond muscle; the potential of micro-dystrophin and Galgt2 to treat all or nearly all Duchenne muscular dystrophy (“DMD”) patients regardless of mutation; and CRSPR/Cas9’s potential to be used to fix stop codon mutations in the dystrophin gene so that dystrophin can be translated to a function protein;

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

•	the expectation that the European Commission will adopt the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) by year-end 2018;
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

•

expected milestones and payments in connection with our agreements with Myonexus Therapeutics, Inc.(“Myonexus”), Lacerta Therapeutics, Inc. (“Lacerta”) and Lysogene S.A. (“Lysogene”), including the expectation to dose the first patients in the MYO-101 program and in the LYS-SAF302 pivotal trial in the fourth quarter of 2018;

•

the impact of regulations and regulatory decisions and guidelines by the United States Food and Drug Administration (“FDA”) and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;

•	the expectation that there will be no material delay to the micro-dystrophin gene therapy program due to the clinical hold, which was lifter by the FDA;

•	the possible impact of any competing products on the commercial success of EXONDYS 51 and our product candidates and our ability to compete against such products;
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

•	our estimates regarding future revenues, research and development expenses, other expenses, capital requirements and payments to third parties;
•	our ability to raise additional funds to support our business plans and strategies, including business development;
•	our expectations relating to potential funding from government and other sources for the development of some of our product candidates;
•	our ability to attract and retain key employees needed to execute our business plans and strategies and our expectations regarding our ability to manage the impact of any loss of key employees;
•	our ability to comply with applicable environmental laws and regulations;
•	the impact of the potential achievement of performance conditions and milestones relating to our stock awards; and
•	our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements.

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

Our first commercial product in the U.S., EXONDYS 51, was granted accelerated approval by the FDA on September 19, 2016. EXONDYS 51 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. Continued approval for this indication may be contingent upon verification of clinical benefit in confirmatory trials.

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

We are in the process of conducting, starting or planning various EXONDYS 51 clinical trials, including studies that we need to conduct to comply with our post-marketing FDA requirements/commitments to verify and describe clinical benefit of EXONDYS 51.

•

Golodirsen, one of our main product candidates, uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene. Golodirsen is designed to bind to exon 53 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 53 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

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

•

Casimersen, one of our main product candidates, uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene. Casimersen is designed to bind to exon 45 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 45 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

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

In the fourth quarter of 2017, we received clearance from the FDA and commenced a first-in-human, single ascending dose study for our PPMO for the treatment of DMD in patients who are amenable to exon 51 skipping (SRP-5051). In addition to SRP-5051, our 2018 plans currently include IND-enabling pre-clinical work on additional PPMOs.

In addition to advancing our exon-skipping product candidates for DMD, we are working with several strategic partners under various agreements to research and develop multiple treatment approaches to DMD and other rare neuromuscular diseases. These strategic partners include:

•

Nationwide Children’s Hospital. Our collaboration with Nationwide Children’s Hospital include the advancement of their micro-dystrophin gene therapy program and their Galgt2 gene therapy program under exclusive license agreements. In the fourth quarter of 2017, the IND applications for both programs were cleared by the FDA, and two Phase 1/2a clinical trials in individuals with DMD were initiated. On October 3, 2018, Nationwide Children’s Hospital presented positive updated results from its Phase 1/2a micro-dystrophin gene therapy clinical trial in the four individuals with DMD enrolled in the trial.

•

Myonexus, which develops gene therapy programs for various forms of Limb-girdle muscular dystrophies (“LGMDs”). On May 3, 2018, we entered into an agreement with Myonexus that provides us with an exclusive option to acquire Myonexus by making an option exercise payment to Myonexus plus contingent payments, if earned.

•

Lacerta, a gene therapy company that develops central nervous system (“CNS”)-targeted treatments. On August 8, 2018, we entered into a license and option agreement with Lacerta, which provides us with a license to up to three new CNS-targeted gene therapy programs, including exclusive rights to Lacerta’s gene therapy candidate for Pompe Disease and options to two additional candidates.

•

Lysogene, a biopharmaceutical company specializing in gene therapy targeting CNS diseases. On October 15, 2018, we entered into a license and collaboration agreement with Lysogene for the development of a gene therapy, LYS-SAF302, to treat Mucopolysaccharidosis type IIIA (“MPS IIIA”). The first patient in the LYS-SAF302 pivotal trial is expected to be dosed in the fourth quarter of 2018. Under the agreement with Lysogene, we also have certain option rights to an additional CNS-targeted gene therapy candidate.

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

•

Summit (Oxford) Ltd. (“Summit”), with whom we are collaborating under an exclusive license and collaboration agreement that grants us exclusive rights to Summit’s utrophin modulator pipeline, including ezutromid, in Europe, Turkey and the Commonwealth of Independent States and an option to acquire rights in Latin America. On June 27, 2018, Summit announced that it decided to discontinue the development of ezutromid after reviewing the top-line results from its Phase 2 trial.

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

We also collaborate with different partners to explore a gene therapy approach to DMD and other rare neuromuscular diseases. The programs in collaboration with Nationwide Children’s Hospital and Genethon look to express a smaller but still functional version of dystrophin (“micro-dystrophin”).  Micro-dystrophin is used because normal-sized dystrophin is too large to fit in an AAV. An additional program, also in collaboration with Nationwide Children’s Hospital, aims to express the enzyme Galgt2 from an AAV vector.  We believe that Galgt2 modifies the dystrophin associated protein complex and up-regulates utrophin (a protein significantly homologous to dystrophin) to protect muscle from damage in the absence of dystrophin. The micro-dystrophin and Galgt2 technologies have the potential to treat all or nearly all DMD patients regardless of mutation.

The most advanced of Myonexus’ programs, MYO-101, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program we are developing with Nationwide Children’s Hospital.

The collaboration with Lacerta utilizes proprietary AAV capsid variants and a scalable vector manufacturing platform to develop treatments for CNS and lysosomal storage diseases. The lead candidate is a gene therapy approach with a novel AAV variant for treatment of Pompe Disease.

The program in collaboration with Lysogene focuses on the development of a gene therapy, LYS-SAF302, to treat MPS IIIA. LYS-SAF302 is an AAV-mediated gene therapy, the goal of which is to replace the faulty SGSH gene with a healthy copy of the gene. LYS-SAF302 employs the AAVrh10 virus, chosen for its ability to target the CNS. Proof-of-concept was established in MPS IIIA pre-clinical models demonstrating strong expression, broad distribution, and the ability of the compound to correct lysosomal storage defects by producing the missing enzyme.

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

Cash, Cash Equivalents and Investments

As of September 30, 2018, we had approximately $793.9 million of cash, cash equivalents and investments, consisting of $209.7 million of cash and cash equivalents, $583.2 of short term investments, and $1.0 million of long-term restricted investment. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Except as described in Note 2 to our accompanying condensed consolidated financial statements with respect to changes in our revenue recognition policy related to our adoption of the requirements of ASC 606, there have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
	2018	2017	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$78,486	$45,954	$32,532	71%
Total revenues	78,486	45,954	32,532	71%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	8,741	3,078	5,663	NM
Research and development	86,584	34,239	52,345	153%
Selling, general and administrative	53,044	28,176	24,868	88%
EXONDYS 51 litigation and license charges	—	25,588	(25,588)	(100)%
Amortization of in-licensed rights	216	780	(564)	NM
Total cost and expenses	148,585	91,861	56,724	62%
Operating loss	(70,099)	(45,907)	(24,192)	53%
Other (loss) income:
Interest (expense) income and other, net	(6,968)	184	(7,152)	NM
Loss before income tax (benefit) expense	(77,067)	(45,723)	(31,344)	69%
Income tax (benefit) expense	(674)	2,011	(2,685)	NM
Net loss	(76,393)	$(47,734)	$(28,659)	60%

Net loss per share - basic and diluted	$(1.15)	$(0.78)	$(0.38)	49%

	For the Nine Months Ended September 30,
	2018	2017	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$216,619	$97,307	$119,312	123%
Total revenues	216,619	97,307	119,312	123%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	21,058	3,807	17,251	NM
Research and development	255,636	122,266	133,370	109%
Selling, general and administrative	143,541	90,461	53,080	59%
EXONDYS 51 litigation and license charges	—	28,427	(28,427)	(100)%
Amortization of in-licensed rights	649	837	(188)	(22)%
Total cost and expenses	420,884	245,798	175,086	71%
Operating loss	(204,265)	(148,491)	(55,774)	38%
Other (loss) income:
Gain from sale of Priority Review Voucher	—	125,000	(125,000)	(100)%
Interest (expense) income and other, net	(16,671)	703	(17,374)	NM
Loss before income tax expense	(220,936)	(22,788)	(198,148)	NM
Income tax expense	87	3,902	(3,815)	(98)%
Net loss	(221,023)	$(26,690)	$(194,333)	NM

Net loss per share - basic and diluted	$(3.38)	$(0.47)	$(2.91)	NM

* NM = Not Meaningful

Revenues

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from Medicaid rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received or paid may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Net product revenues for EXONDYS 51 for the three and nine months ended September 30, 2018 increased by $32.5 million and $119.3 million compared with the three and nine months ended September 30, 2017, respectively. These increases for both the three and nine months ended September 30, 2018 primarily reflect increasing demand for EXONDYS 51 in the U.S.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceutical, Inc. (“BioMarin”) as a result of the execution of the settlement and licenses agreements in July 2017, inventory costs that relate to sales of EXONDYS 51 following our commercial launch in the U.S., and overhead costs. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed such manufacturing and material costs as research and development expenses. For EXONDYS 51 sold in the three and nine months ended September 30, 2018 and 2017, certain manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental cost to produce the EXONDYS 51 sold would have been approximately $9.5 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Three Months Ended September 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Royalty payments to BioMarin	$4,001	$2,289	1,712	75%
Inventory costs related to EXONDYS 51 sold	2,676	211	2,465	NM
Overhead costs	1,640	516	1,124	218%
Other inventory costs	424	62	362	NM
Total cost of sales	$8,741	$3,078	5,663	NM

	For the Nine Months Ended September 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Royalty payments to BioMarin	$10,813	$2,289	8,524	NM
Inventory costs related to EXONDYS 51 sold	6,215	314	5,901	NM
Overhead costs	3,604	1,113	2,491	224%
Other inventory costs	426	91	335	NM
Total cost of sales	$21,058	$3,807	17,251	NM

* NM = Not Meaningful

The cost of sales for the three and nine months ended September 30, 2018, increased by $5.7 million and $17.3 million compared with the same periods in 2017. The increase for both periods primarily reflects royalty payments to BioMarin as a result of the execution of the settlement and license agreements with BioMarin in July 2017 as well as increasing demand for EXONDYS 51.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Up-front and milestone payments	$18,000	$—	$18,000	NM
Eteplirsen (exon 51)	8,738	8,337	401	5%
PPMO platform	7,665	2,452	5,213	100%
Casimersen (exon 45)	6,004	5,279	725	14%
Golodirsen (exon 53)	6,193	4,569	1,624	36%
Collaboration cost-sharing	1,570	—	1,570	NM
Other projects	2,548	286	2,262	NM
Internal research and development expenses	35,866	13,316	22,550	169%
Total research and development expenses	$86,584	$34,239	$52,345	153%

	For the Nine Months Ended September 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Up-front and milestone payments	$78,000	$22,000	$56,000	255%
Eteplirsen (exon 51)	24,961	27,821	(2,860)	(10)%
Casimersen (exon 45)	21,342	13,266	8,076	61%
Golodirsen (exon 53)	20,598	12,709	7,889	62%
PPMO platform	16,461	6,300	10,161	161%
Collaboration cost-sharing	7,632	—	7,632	35%
Other projects	3,952	1,191	2,761	232%
Internal research and development expenses	82,690	38,979	43,711	112%
Total research and development expenses	$255,636	$122,266	$133,370	109%

The Company has revised the presentation as well as certain captions in the research and development expenses by project table presented above. “PPMO platform” of $2.5 million and $6.3 million for the three and nine months ended September 30, 2017 was reclassified from “other projects” and presented separately in the table to conform to current year presentation.

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$29,154	$16,381	$12,773	78%
Up-front and milestone payments	18,000	—	18,000	NM
Compensation and other personnel expenses	14,061	5,957	8,104	136%
Professional services	3,627	2,860	767	27%
Pre-clinical expenses	7,141	3,304	3,837	116%
Stock-based compensation	3,260	1,812	1,448	80%
Facility-related expenses	4,852	2,269	2,583	114%
Collaboration cost-sharing	1,570	—	1,570	NM
Research and other	4,919	1,656	3,263	197%
Total research and development expenses	$86,584	$34,239	$52,345	153%

Research and development expenses for the three months ended September 30, 2018 increased by $52.3 million, or 153%, compared with the three months ended September 30, 2017. The increase was primarily driven by the following:

•

$12.8 million increase in clinical and manufacturing expenses primarily due to increased patient enrollment in our ongoing ESSENCE trial as well as a ramp-up of manufacturing activities for golodirsen, our microdystrophin program, and our PPMO platform. These increases were partially offset by a ramp-down of clinical trials in eteplirsen primarily because the PROMOVI trial has been fully enrolled;

•

$18.0 million increase in up-front and milestone payments driven by $10.0 million milestone payment to Myonexus as a result of the achievement of one of the development milestones as well as $8.0 million related to the purchase of a license to develop, manufacture and commercialize a pre-clinical Pompe product candidate under the License Agreement with Lacerta.

•	$8.1 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$0.8 million increase in professional services primarily due to continuing accelerated company growth as a result of expansion of our research and development pipeline;
•	$3.8 million increase in pre-clinical expenses primarily due to the continuing ramp-up of toxicology studies in our PPMO platform;
•	$1.4 million in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$2.6 million increase in facility-related expenses due to our continuing expansion efforts;
•	$1.6 million increase in collaboration cost sharing with Summit on its Utrophin platform; and
•	$2.6 million increase in sponsored research with institutions such as Duke University and Nationwide Children’s Hospital

	For the Nine Months Ended September 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Up-front and milestone payments	$78,000	$22,000	$56,000	255%
Clinical and manufacturing expenses	75,630	50,650	24,980	49%
Compensation and other personnel expenses	34,471	17,738	16,733	94%
Professional services	12,108	7,327	4,781	65%
Pre-clinical expenses	15,223	7,326	7,897	108%
Stock-based compensation	10,349	5,881	4,468	76%
Facility-related expenses	11,292	6,636	4,656	70%
Collaboration cost-sharing	7,632	—	7,632	NM
Research and other	10,931	4,708	6,223	132%
Total research and development expenses	$255,636	$122,266	$133,370	109%

Research and development expenses for the nine months ended September 30, 2018 increased by $133.4 million, or 109%, compared with the nine months ended September 30, 2017. The increase was primarily driven by the following:

•

$56.0 million increase in up-front and milestone payments due to an up-front payment of $60.0 million to Myonexus upon execution of the Warrant Agreement in May 2018, a milestone payment of $10.0 million to Myonexus upon achievement of one of the development milestones in September 2018 and $8.0 million related to the purchase of a license to develop, manufacture and commercialize a pre-clinical Pompe product candidate under the License Agreement with Lacerta in August 2018. In May 2017, we made a milestone payment of $22.0 million to Summit as the milestone of the last patient dosed in the safety arm cohort to the PhaseOut DMD study was achieved;

•

$25.0 million increase in clinical and manufacturing expenses primarily due to increased patient enrollment in our ongoing ESSENCE trial as well as a ramp-up of manufacturing activities for golodirsen, casimersen, our microdystrophin program, and our PPMO platform. These increases were partially offset by a ramp-down of clinical trials in eteplirsen primarily because the PROMOVI trial has been fully enrolled;

•	$16.7 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$4.8 million increase in professional services primarily due to continuing accelerated company growth as a result of expansion of our research and development pipeline;
•	$7.9 million increase in pre-clinical expenses primarily due to the continuing ramp-up of toxicology studies in our PPMO platform as well as golodirsen and casimersen;
•

$4.5 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price, as well as achievement of a milestone related to the September 2016 restricted stock awards with a performance condition;

•	$4.7 million increase in facility-related expenses due to our continuing expansion efforts;
•	$7.6 million increase in collaboration cost sharing with Summit on its Utrophin platform; and
•	$4.0 million increase in sponsored research with institutions such as Duke University, Genethon and Nationwide Children’s Hospital.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Professional services	$20,547	10,713	$9,834	92%
Compensation and other personnel expenses	18,627	9,204	9,423	102%
Stock-based compensation	8,224	5,178	3,046	59%
Facility-related expenses	2,910	1,203	1,707	142%
Former CEO severance	—	137	(137)	(100)%
Other	2,736	1,741	995	57%
Total selling, general and administrative expenses	$53,044	$28,176	$24,868	88%

Selling, general and administrative expenses for the three months ended September 30, 2018 increased by $24.9 million, or 88%, compared with the three months ended September 30, 2017. This was primarily driven by the following:

•	$9.8 million increase in professional services primarily due to continuing global expansion;
•	$9.4 million increase in compensation and other personnel expenses primarily due to an increase in headcount;
•	$3.0 million increase in stock-based compensation primarily due to increases in headcount and stock price; and
•	$1.7 million increase in facility-related expense primarily due to continuing global expansion.

	For the Nine Months Ended September 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Professional services	$53,456	$31,642	$21,814	69%
Compensation and other personnel expenses	49,783	26,718	23,065	86%
Stock-based compensation	26,940	15,087	11,853	79%
Facility-related expenses	7,236	4,355	2,881	66%
Former CEO severance	—	3,537	(3,537)	(100)%
Restructuring expenses	(2,222)	2,589	(4,811)	(186)%
Other	8,348	6,533	1,815	28%
Total selling, general and administrative expenses	$143,541	$90,461	$53,080	59%

Selling, general and administrative expenses for the nine months ended September 30, 2018 increased by $53.1 million, or 59%, compared with the nine months ended September 30, 2017. This was primarily driven by the following:

•	$21.8 million increase in professional services primarily due to continuing global expansion;
•	$23.1 million increase in compensation and other personnel expenses primarily due to an increase in headcount;
•

$11.9 million increase in stock-based compensation primarily due to increases in headcount and stock price, the achievement of a milestone related to the September 2016 restricted stock awards with performance conditions as well as the impact of revised forfeiture rate assumption for officers and members of our Board of Directors;

•	$2.9 million increase in facility-related expense primarily due to continuing global expansion;
•	$3.5 million decrease in severance expense as a result of the termination of our former CEO in June 2017; and
•	$4.8 million decrease in restructuring expenses due to the relief of cease-use liabilities as a result of the termination of the rental agreement for our Corvallis facility.

EXONDYS 51 litigation and license charges

As a result of the execution of the settlement and license agreements with BioMarin in July 2017, we recognized EXONDYS 51 litigation and license charges of $25.6 million and $28.4 million during the three and nine month ended September 30, 2017, respectively. There was no such a transaction in 2018.

Amortization of In-licensed Rights

Amortization of in-license rights relate to the two agreements we entered into with BioMarin and University of Western Australia (“UWA”) in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of $6.6 million as a result of a settlement and license agreement with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016, we recorded an in-licensed right asset of $1.0 million related to a license agreement with UWA. Both in-licensed rights are being amortized on a straight-line basis over the life of the patent from the first commercial sale of EXONDYS 51. For the three and nine months ended September 30, 2018, we recorded amortization of in-licensed rights of approximately $0.2 million and $0.6 million, respectively. For both the three and nine months ended September 30, 2017, we recorded amortization of in-licensed rights of approximately $0.8 million.

Gain from Sale of Priority Review Voucher

In February 2017, we entered into an agreement with Gilead Sciences, Inc. (“Gilead”) to sell our Rare Pediatric Disease Priority Review Voucher (“PRV”). We received the PRV when EXONDYS 51 was approved by the FDA for the treatment of patients with DMD amenable to exon 51 skipping. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2017, we completed our sale of the PRV to a subsidiary of Gilead. Pursuant to the agreement, the subsidiary of Gilead paid us $125.0 million, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale. There was no such a transaction in 2018.

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

For the three and nine months ended September 30, 2018, interest expense and other, net was approximately $7.0 million and $16.7 million, respectively. For the three and nine months ended September 30, 2017, interest income and other, net was approximately $0.2 million and $0.7 million, respectively. The unfavorable changes primarily reflected the interest expense accrued on our debt facilities entered into in November 2017 partially offset by interest income from higher balances of cash, cash equivalents and investments.

Income tax (benefit) expense

Income tax (benefit) expense for the three and nine months ended September 30, 2018 was approximately ($0.7) million and $0.1 million, respectively, which related to state taxes. Income tax (benefit) expense for the three and nine months ended September 30, 2017 was approximately $2.0 million and $3.9 million, respectively, which related to the alternative minimum tax related the gain from the sale of the PRV.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2018	As of December 31, 2017	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$209,702	$599,691	$(389,989)	(65)%
Short-term investments	583,158	479,369	103,789	22%
Long-term investment	—	9,980	(9,980)	(100)%
Restricted investment	1,001	784	217	28%
Total cash, cash equivalents and investments	$793,861	$1,089,824	$(295,963)	(27)%

Borrowings:
Long-term debt	$—	$30,410	$(30,410)	(100)%
Convertible debt	415,446	400,641	14,805	4%
Total borrowings	$415,446	$431,051	$(15,605)	(4)%

Working capital
Current assets	$1,012,077	$1,228,644	$(216,567)	(18)%
Current liabilities	$114,393	88,332	26,061	30%
Total working capital	$897,684	$1,140,312	$(242,628)	(21)%

For the period ended September 30, 2018, our principal source of liquidity was derived from proceeds from product sales of EXONDYS 51 and equity and debt financings. For the period ended December 31, 2017, our principal source of liquidity was derived from proceeds from the sale of the PRV, equity and debt financings and product sales of EXONDYS 51. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to continue to generate revenues from sales of EXONDYS 51 and potential future products;
•	the timing and costs associated with our global expansion;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments and manufacturing obligations;
•	the timing and costs associated with our clinical trials and pre-clinical trials;
•	the attainment of milestones and our obligations to make milestone payments to Myonexus, BioMarin, Lysogene, Lacerta, Nationwide Children’s Hospital, UWA and other institutions;
•	repayment of outstanding debt; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

Cash Flows

	For the Nine Months Ended
	September 30,
	2018	2017	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(266,240)	$(200,938)	$(65,302)	32%
Investing activities	$(132,752)	314,880	(447,632)	(142)%
Financing activities	$8,867	381,269	(372,402)	(98)%
(Decrease) increase in cash and cash equivalents	$(390,125)	$495,211	$(885,336)	(179)%

*NM = Not Meaningful

Operating Activities. Cash used in operating activities increased by $65.3 million for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. This was primarily driven by an increase of $69.3 million in net loss excluding the gain from sale of the PRV due to an increase in product sales for EXONDYS 51 partially offset by increases in research and development expenses, including $78.0 million up-front and milestone payments, and selling, general and administrative expenses, and unfavorable changes of $25.1 million in operating assets and liabilities primarily due to timing of certain payments, including $35.0 million payments to Brammer Bio MA, LLC, offset by an increase of $26.9 million in non-cash adjustments.

Investing Activities. The cash used in investing activities for the nine months ended September 30, 2018 was $132.8 million and the cash provided by investing activities for the nine months ended September 30, 2017 was $314.9 million. The unfavorable change was driven by increases of $551.0 million in purchase of available-for-sale securities and $32.9 million in property and equipment as well as proceeds of $125.0 million from sale of the PRV and $10.7 million in maturity of restricted investment in March 2017. These were partially offset by an increase of $266.4 million from the maturity and sales of available-for-sale securities and a decrease of $6.0 million in purchase of intangible assets.

Financing Activities. Cash provided by financing activities decreased by $372.4 million for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. This was primarily driven by decreases of $354.0 million in net proceeds from sales of common stock and an increase of $213.8 million in repayment of our debt facilities and debt extinguishment costs. These were partially offset by an increase of $31.3 million in proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program and an increase of $164.1 in proceeds from our debt facilities.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2018:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Convertible debt (1)	622,369	8,550	17,100	17,100	579,619
Lease obligations	60,042	7,460	15,824	18,006	18,752
Manufacturing obligations (2)	402,123	107,487	86,636	78,000	130,000
Total contractual obligations and contingencies	$1,084,534	$123,497	$119,560	$113,106	$728,371

(1)	Interest is included.
(2)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51 and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $289.8 million of future development, regulatory, and commercial, and up-front royalty milestone payments associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable and payment is not required as of September 30, 2018, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2018, we had approximately $793.9 million of cash, cash equivalents and investments, comprised of $209.7 million of cash and cash equivalents, $583.2 million of short-term investments and $1.0 million long-term restricted investment. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2018, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Although we contracted with third party distributors to distribute eteplirsen in certain countries outside the U.S. on a named patient basis, and initiated a limited launch of an ex-U.S. eteplirsen MAP, which we plan to expand to other jurisdictions in the future, and although we continue to pursue regulatory approval of eteplirsen in certain targeted jurisdictions, such as the EU and Israel, we may not be successful in expanding access to eteplirsen nor produce any significant revenues from eteplirsen sales outside of the U.S. For example, healthcare providers in MAP jurisdictions may not be convinced that their patients can benefit from eteplirsen or may prefer to wait until such time as eteplirsen is approved by a regulatory authority in their country before prescribing eteplirsen. Even if a healthcare provider is interested in obtaining access to eteplirsen for its patient through the MAP, the patient will not be able to obtain access to eteplirsen if payment for the drug is not secured. Additionally, we may not be able to obtain regulatory approval in the jurisdictions we have targeted, such as the EU, if our product approval applications, data packages submitted to regulatory authorities, and any additional data and analyses we submit in response to requests and concerns from regulatory authorities, do not support or convince regulatory authorities of the safety and efficacy of eteplirsen. If we fail to obtain regulatory approvals, our ability to make revenues from eteplirsen sales outside of the U.S. will be limited. In addition, failure to obtain approval in one country or area may affect sales under the MAP in other countries or areas. Even if we are successful in obtaining regulatory approval of eteplirsen outside of the U.S., our revenue earning capacity will depend on commercial and medical infrastructure, pricing and reimbursement negotiations and decisions with third party payors, including government payors. On September 21, 2018, we announced that the CHMP of the EMA has confirmed its May 31, 2018 negative opinion for a Conditional Marketing Application for eteplirsen. See also “— Even though EXONDYS 51 has been approved for marketing in the U.S., we may not receive approval to commercialize EXONDYS 51 outside of the U.S.”

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

For example, we were notified by the Research Institute at Nationwide Children’s Hospital (the “Research Institute”) that they received a letter from the FDA on July 24, 2018, stating that their Phase 1/2a DMD micro-dystrophin gene therapy trial had been placed on clinical hold due to the presence of a trace amount of DNA fragment in research-grade third-party supplied plasmid (the “Clinical Hold”). The Research Institute, working with us, developed an action plan with immediate plans to submit for review by the FDA, which included the use of GMP-s plasmid for the program. On September 24, 2018, we announced that the FDA had lifted the Clinical Hold and that we do not anticipate any material delay to this program.

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

Our contract manufacturers are required to produce our materials, APIs and drug products under cGMP. We and our contract manufacturers are subject to periodic inspections by the FDA, EMA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. While we work diligently with all contract manufacturers to maintain full compliance, we do not have direct control over a third party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of EXONDYS 51 and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. The failure to achieve and maintain compliance with cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in product recalls, clinical holds, delayed or withheld approvals, patient injury or death. This risk is particularly heightened as we optimize manufacturing for our product candidates, including golodirsen, casimersen, and novel programs such as PPMO and gene therapy. For example, following the imposition of the Clinical Hold, the Research Institute, working with us, developed an action plan with immediate plans to submit for review by the FDA, which included the use of GMP-s plasmid for the Nationwide Children’s Hospital’s Phase 1/2a DMD micro-dystrophin gene therapy trial. On September 24, 2018, we announced that the FDA had lifted the Clinical Hold. If our contract manufacturers fail to adhere to applicable cGMP and other applicable government regulations, or experience manufacturing problems, we will suffer significant consequences, including product seizures or recalls, postponement or cancellation of clinical trials, loss or delay of product approval, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, the success of our commercialization of EXONDYS 51 and/or our development efforts for our product candidates, including golodirsen, casimersen and novel programs such as PPMO and gene therapy, could be significantly delayed, fail or otherwise be negatively impacted.

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

Continued approval for this indication may be contingent upon verification of a clinical benefit in confirmatory trials. These post-approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of EXONDYS 51; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain positive safety and efficacy data from our ongoing and planned EXONDYS 51 studies, would lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51. In addition, on September 21, 2018, we announced that the CHMP of the EMA has confirmed its May 31, 2018 negative opinion for a Conditional Marketing Application for eteplirsen. Such negative opinion could negatively impact our approval status in the U.S.

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

In November 2016, we submitted a marketing authorization application (“MAA”) for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. On September 21, 2018, we announced that the CHMP of the EMA has confirmed its negative opinion for eteplirsen. We expect the European Commission to adopt the CHMP opinion by year-end 2018.

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

The patient population suffering from DMD, LGMDs, Pompe Disease and MPS IIIA is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected.

DMD, LGMD, Pompe Disease and MPS IIIA are rare, fatal genetic neuromuscular disorders. DMD affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon-51 skipping. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. Pompe Disease affects an estimated one in approximately every 40,000 individuals. MPS IIIA affects approximately 1 in 100,000 newborns. Our estimates of the size of these patient populations are based on published studies as well as internal analyses. If the results of these studies or our analysis of them do not accurately reflect the number of patients with DMD, LGMD, Pompe Disease and MPS IIIA, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. The small population of DMD, LGMD, Pompe Disease and MPS IIIA patients may also delay patients’ recruitment for our clinical trials, especially in light of competing clinical trials.

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

We are in the process of conducting, starting or planning various EXONDYS 51 clinical trials, including trials that are required to comply with regulatory NDA requirements as well as studies we need to conduct to comply with our post-marketing FDA requirements/commitments to verify and describe clinical benefit. The exon 53-skipping product candidate, which we are working on with the SKIP-NMD consortium, is currently in the clinic. The Part I dose-titration portion of this Phase 1/2a study has been completed and Part II open label portion of the study is ongoing. We have also completed the dose titration portion and are conducting the open-label portion of a study for our exon 45-skipping product candidate. Additionally, we are enrolling patients for a clinical trial using exon 45- and 53-skipping product candidates, which we refer to as the ESSENCE study. We have also initiated a first in human study for PPMO DMD exon 51 (SRP-5051).

Nationwide Children’s Hospital, with whom we are collaborating, initiated Phase 1/2a clinical trials for their micro-dystrophin gene therapy program and their Galgt2 gene therapy program. On October 3, 2018, Nationwide Children’s Hospital presented positive updated results from its Phase 1/2a micro-dystrophin gene therapy clinical trial in the four individuals with DMD enrolled in the trial. In addition, Myonexus, with whom we entered into a warrant to purchase common stock of Myonexus, expects to dose the first patient in the MYO-101 program by the end of 2018. The MYO-101 program, as well as four other, less advanced, Myonexus programs, aim to develop gene therapy-based treatments for various forms of LGMD. Furthermore, Lysogene, with whom we collaborate on developing a gene therapy, LYS-SAF302, to treat MPS IIIA, expects to dose the first patient in the LYS-SAF302 pivotal trial in the fourth quarter of 2018.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical trials that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. For example, although the pre-clinical data for PPMO collected to date is promising, the additional data we collect, including in the clinic, may not be consistent with the pre-clinical data or show a safe benefit that warrants further development or pursuit of a regulatory approval for PPMO product candidates. Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. For example, on October 3, 2018, Nationwide Children’s Hospital presented positive updated results from its Phase 1/2a micro-dystrophin gene therapy clinical trial in the four individuals with DMD enrolled in the trial. The preliminary data is based on a small patient sample and reported before completion of the trial and therefore may not be predictive of future results. In addition, we cannot assure that the results of additional preliminary data or data from the completed trial or any future trial will yield results that are consistent with the preliminary data presented, that we will be able to demonstrate the safety and efficacy of AAVrh74.MHCK7.micro-Dystrophin, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize AAVrh74.MHCK7.micro-Dystrophin. Similarly, we cannot provide assurances that data from our studies with respect to EXONDYS 51, golodirsen, casimersen and gene therapy-based product candidates will be positive and consistent through the study periods or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our product or product candidates will be consistent with our interpretations.

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

We incurred an operating loss of $70.1 million and $204.3 million for the three and nine months ended September 30, 2018, respectively. Our accumulated deficit was $1.4 billion as of September 30, 2018. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. We have generally incurred expenses related to research and development of our technologies and product candidates, from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and/or as we:

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

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017 in the United States. The TCJA contains significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, limitation of the tax deduction for interest expense, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain, and our business and financial condition could be adversely affected. We are still in the process of evaluating the TCJA and do not know the full effect it will have on our business, including our consolidated financial statements. The TCJA is complex and far-reaching and we cannot predict with certainty the impact its enactment will have on us. Moreover, that effect, whether adverse or favorable, may not become evident for some period of time. Further, we urge stockholders to consult with their legal and tax advisors with respect to the Tax Reform Act and the potential tax consequences of investing in our common stock.

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

We may engage in future acquisitions or collaborations with other entities that complement or expand our business. We may not be able to complete such transactions, and such transactions, if executed, may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses. We may face competition from other companies in pursuing acquisitions and similar transactions in the biotechnology industry. Our ability to complete transactions may also be limited by applicable antitrust and trade regulation laws and regulations in the U.S. and foreign jurisdictions in which we or the operations or assets we seek to acquire carry on business. To the extent that we are successful in undertaking acquisitions or collaborations with other entities, such transactions may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products and/or product candidates, retention of key employees, diversion of our management’s attention, uncertainties in our ability to maintain key business relationships of the acquired entities. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

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

The DMD patent landscape is continually evolving, and we may be able to assert that certain activities engaged in by third parties infringe on our current or future patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. As such, the patents and patent applications that we own, license, have optioned, and rely on for exclusivity for our product candidates may be challenged.  In the U.S., our patents may be challenged in an Inter Partes Review proceeding or other related proceeding.  In other countries, other procedures are available for a third party to challenge the validity of our patent rights.  For instance, we have rights to European Patent No. 2206781, which protects golodirsen. This patent was opposed at the European Patent Office. On December 19, 2017, the Opposition Division issued a Decision ordering the revocation of this patent.  We have appealed this Decision.  Patents we have rights to from BioMarin that cover our PMO-based candidates including golodirsen are involved in third party opposition proceedings in Europe. While a third party opposition proceeding against a patent we have rights to from BioMarin in and Japan was resolved in our favor in a final decision, the possibility remains that this same patent can be challenged again by a different third party or in a different venue. These patents that we are defending in third party opposition proceedings, however, are not expected to be the sole basis for exclusivity for our product candidates, if at all, in view of their standard expiration dates.

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

Any of these events could substantially harm our potential earnings, financial condition and operations. The patent landscape of our product candidates (whether PMO-based or gene therapy-based) is continually evolving and multiple parties, including both commercial entities and academic institutions, may have rights to claims or may be pursuing additional claims that could provide these parties a basis to assert that EXONDYS 51 or our product candidates infringe on the intellectual property rights of such parties. Similarly, we may be able to assert that certain activities engaged in by these parties infringe on our current or future patent rights. To the extent that we enforce our patents, an alleged infringer may deny infringement and/or counter-claim that our patents are not valid, and if successful, could negatively impact our patent estate. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. We also cannot be certain that other third parties will not assert patent infringement in the future with respect to any of our development programs.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antisense technology gene therapy technology and other technologies, or that are developing alternative approaches to or therapeutics for the disease indications on which we are focused. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with EXONDYS 51 or our product candidates. For example, we believe that companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Wave Life Sciences, Daiichi Sankyo and Nippon Shinyaku share a focus on RNA-targeted drug discovery and development. Competitors with respect to EXONDYS 51 or our product candidates (whether PMO-based or gene therapy-based) include Nippon Shinyaku, Daiichi Sankyo, Wave Life Sciences, Solid, Pfizer, Shire plc; and other companies such as PTC have also been working on DMD programs. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire, Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Summit, Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics, and Editas Medicine. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

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

As of September 30, 2018, there were approximately 66.7 million shares of common stock outstanding and outstanding awards to purchase 9.2 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2018, there were approximately 4.4 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan, and approximately 1.0 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2018 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or stock options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1†	Form of Stock Option Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan					X

10.2†	Form of Restricted Stock Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan					X

10.3†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan					X

10.4†	Form of Stock Appreciation Right Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan					X

31.1	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
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