Form 10-Q
period 2019-03-31
Sarepta Therapeutics, Inc.
filed 2019-05-08
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	SRPT	The NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	74,153,868
(Class)	(Outstanding as of May 3, 2019)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of March 31, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$732,190	$370,829
Short-term investments	612,018	803,083
Accounts receivable	50,510	49,044
Inventory	140,467	125,445
Other current assets	136,238	77,782
Total current assets	1,671,423	1,426,183
Property and equipment, net of accumulated depreciation of $32,612 and $28,149 as of March 31, 2019, and December 31, 2018, respectively	106,280	97,024
Intangible assets, net of accumulated amortization of $4,276 and $3,852 as of March 31, 2019, and December 31, 2018, respectively	11,781	11,574
Right of use asset, net of accumulated amortization of $1,491 and nil as of March 31, 2019 and December 31, 2018, respectively	41,098	—
Other assets	133,313	107,294
Total assets	$1,963,895	$1,642,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,499	$33,829
Accrued expenses	100,120	134,095
Deferred revenue	3,985	3,303
Other current liabilities	6,762	2,463
Total current liabilities	137,366	173,690
Long-term debt	425,752	420,554
Lease liabilities	52,165	—
Deferred rent and other	48	15,555
Total liabilities	615,331	609,799
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 74,133,521 and 71,071,887 issued and outstanding at March 31, 2019, and December 31, 2018, respectively	7	7
Additional paid-in capital	3,004,107	2,611,294
Accumulated other comprehensive income (loss)	19	(99)
Accumulated deficit	(1,655,569)	(1,578,926)
Total stockholders’ equity	1,348,564	1,032,276
Total liabilities and stockholders’ equity	$1,963,895	$1,642,075

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Product, net	$87,011	$64,604
Total revenues	87,011	64,604
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	$12,063	5,582
Research and development	90,553	46,204
Selling, general and administrative	60,566	43,341
Amortization of in-licensed rights	216	216
Total cost and expenses	163,398	95,343
Operating loss	(76,387)	(30,739)
Other loss:
Interest expense and other, net	(172)	(4,485)
Other loss	(172)	(4,485)

Loss before income tax expense	(76,559)	(35,224)
Income tax expense	84	139
Net loss	(76,643)	(35,363)

Other comprehensive income (loss):
Unrealized gain (loss) on cash equivalents and short-term investments	118	(264)
Total other comprehensive income (loss)	118	(264)
Comprehensive loss	$(76,525)	$(35,627)

Net loss per share - basic and diluted	$(1.07)	$(0.55)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	71,731	64,631

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	For the Three Months Ended March 31, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	71,072	7	2,611,294	(99)	(1,578,926)	1,032,276
Exercise of options for common stock	382	—	9,973	—	—	9,973
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	35	—	—	—	—	—
Shares withheld for taxes	(7)	—	(889)	—	—	(889)
Issuance of common stock for cash, net of offering costs	2,604	—	365,264	—	—	365,264
Issuance of common stock under employee stock purchase plan	48	—	2,326	—	—	2,326
Stock-based compensation	—	—	16,139	—	—	16,139
Unrealized gain from cash equivalents and available-for-sale securities	—	—	—	118	—	118
Net loss	—	—	—	—	(76,643)	(76,643)
Balance at March 31, 2019	74,134	$7	$3,004,107	$19	$(1,655,569)	$1,348,564

	For the Three Months Ended March 31, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	64,792	6	2,006,598	(379)	(1,217,008)	789,217
Exercise of options for common stock	653	1	11,887	—	—	11,888
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	14	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	34	—	756	—	—	756
Stock-based compensation	—	—	10,526	—	—	10,526
Unrealized loss from cash equivalents and available-for-sale securities	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	(35,363)	(35,363)
Balance at March 31, 2018	65,493	$7	$2,029,767	$(643)	$(1,252,371)	$776,760

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(76,643)	$(35,363)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	6,370	2,252
Amortization of investment discount	(3,476)	(1,259)
Non-cash interest expense	5,208	4,940
Loss on disposal of assets	88	10
Stock-based compensation	16,139	10,526
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(1,466)	(10,380)
Net increase in inventory	(15,022)	(15,770)
Net (increase) decrease in other assets	(79,564)	4,672
Net decrease in accounts payable, accrued expenses, deferred revenue and other liabilities	2,133	4,704
Net cash used in operating activities	(146,233)	(35,668)

Cash flows from investing activities:
Purchase of property and equipment	(16,263)	(12,166)
Purchase of intangible assets	(855)	(673)
Purchase of available-for-sale securities	(494,481)	(91,514)
Maturity and sale of available-for-sale securities	646,830	90,093
Net cash provided by (used in) investing activities	135,231	(14,260)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	96,235
Repayment of revolving line of credit	—	(100,142)
Repayments on mortgage loans	—	(1,265)
Proceeds from sale of common stock, net of offering costs	365,264	—
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	12,299	12,643
Net cash provided by financing activities	377,563	7,471

Increase (decrease) in cash, cash equivalents and restricted cash	366,561	(42,457)

Cash, cash equivalents and restricted cash:
Beginning of period	370,829	599,827
End of period	$737,390	$557,370

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$732,190	$557,234
Restricted cash in other assets	5,200	136
Total cash, cash equivalents and restricted cash	$737,390	$557,370

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$853
Supplemental schedule of non-cash investing activities and financing activities:
Shares withheld for taxes	$889	$—
Sale of available-for-sale securities included in investment receivable	$42,300	$—
Reclassification of long term investments to short term investments	$—	$9,980
Intangible assets included in accrued expenses	$230	$202
Property and equipment included in accrued expenses	$2,878	$2,980

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

Its first commercial product in the U.S., EXONDYS 51® (eteplirsen) Injection (“EXONDYS 51”), was granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016. EXONDYS 51 is indicated for the treatment of Duchenne muscular dystrophy (“DMD”) in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. In December 2018, the Company completed the submission of its rolling new drug application to the FDA seeking accelerated approval for golodirsen, the Company’s PMO chemistry and exon-skipping technology to skip exon 53 of the DMD gene.

As of March 31, 2019, the Company had approximately $1,350.4 million of cash, cash equivalents and investments, consisting of $732.2 million of cash and cash equivalents, $612.0 million of short-term investments, and $6.2 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), reflect the accounts of Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2019. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2019, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 30 to 61 days. Outside of the U.S., the payment terms range between 30 and 150 days. Three individual customers accounted for 41%, 40% and 15% of net product revenues for the three months ended March 31, 2019 and 57%, 26% and 8% of accounts receivable from product sales as of March 31, 2019. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of March 31, 2019, the Company believes that such customers are of high credit quality.

As of March 31, 2019 the Company’s cash equivalents and investments were concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC Topic 840, Leases (“ASC 840”).

As a result of the cumulative impact of adopting ASC 842, the Company recorded lease right-of-use (“ROU”) assets of $42.5 million and lease liabilities of $60.1 million as of January 1, 2019, primarily related to real estate leases, based on the present value of future lease payments on the date of adoption. The difference between the ROU assets and lease liabilities was due to previously recorded net deferred rent balances reclassified into the ROU assets. There was no impact to retained earnings upon adoption of ASC 842. Amounts related to finance leases were immaterial as of March 31, 2019.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the balance sheet as ROU assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rate.

In accordance with ASC 842, components of a lease should be bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified must then be allocated based on the respective relative fair values to the lease components and non-lease components. However, ASC 842 provides entities with a practical expedient that allows them to make an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, entities would account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning after January 1, 2019, the Company has elected to account for the lease and non-lease components together for classes of all underlying assets and will allocate the contract consideration to the lease component only.

There have not been any other material changes to the Company’s accounting policies as of March 31, 2019.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of March 31, 2019, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This ASU requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance contained in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrange is ready for its intended use. ASU No. 2018-15 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of March 31, 2019, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

3. LICENSE AND COLLABORATION AGREEMENTS

Myonexus Therapeutics

On May 3, 2018, the Company entered into a Warrant to Purchase Common Stock Agreement (“Warrant Agreement”) with Myonexus Therapeutics, Inc. (“Myonexus”), a clinical-stage gene therapy biotechnology company that was developing gene therapies for Limb-Girdle muscular dystrophies (“LGMD”). Pursuant to the terms of the Warrant Agreement, the Company made an up-front payment of $60.0 million to purchase an exclusive option to acquire Myonexus for $200.0 million plus sales-related and regulatory-related contingent payments.

On February 27, 2019, the Company announced that it exercised the exclusive option to acquire Myonexus. The final exercise price as negotiated between the Company and Myonexus was $165.0 million. In addition, the Company incurred transaction fees associated with the exercise of approximately $8.7 million. The Company may also be required to make up to $200.0 million in additional payments to selling shareholders of Myonexus based on the achievement of certain milestones. The acquisition was completed on April 4, 2019. As a result, the Company is expected to recognize approximately $168.7 million in in-process research and development expense during the three months ended June 30, 2019.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of March 31, 2019, the Company may be obligated to make up to $555.8 million of future development, regulatory, commercial, and up-front royalty milestone payments associated with its license and collaboration agreements. For the three months ended March 31, 2019, the Company recognized milestone payments of $1.1 million as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss, with no such activity for the three months ended March 31, 2018.

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

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$155,406	$155,406	$—	$—
Commercial paper	65,779	—	65,779	—
Government and government agency bonds	807,025	807,025	—	—
Corporate bonds	33,582	33,582	—	—
Strategic equity investments	32,359	2,359	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total	$1,095,152	$999,373	$65,779	$30,000

	Fair Value Measurement as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$42,920	$42,920	$—	$—
Commercial paper	125,907	—	125,907	—
Government and government agency bonds	760,235	760,235	—	—
Corporate bonds	43,468	43,468	—	—
Strategic equity investments	31,739	1,739	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total	$1,005,270	$849,363	$125,907	$30,000

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, corporate bonds, the Company’s strategic investment in Lysogene S.A. and certificates of deposit. Certain of the government and government agency bonds are publically traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2019.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing market observable data.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) as more fully described in Note 3, License and Collaboration Agreements of the Annual Report on the Form 10-K for the year ended December 31, 2018. The fair value of the asset was initially based on a cost approach corroborated by the Black-Scholes option pricing model. At the end of each reporting period, the fair value will be adjusted if Lacerta issues similar or identical equity securities or when there is a triggering event for impairment.

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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Money market funds	$155,406	$42,920
Government and government agency bonds	294,368	111,587
Commercial paper	—	14,940
Total	$449,774	$169,447

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2019 and December 31, 2018 was approximately two months.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$437,822	$—	$—	$437,822
Commercial paper	65,779	—	—	$65,779
Government and government agency bonds	807,001	31	(7)	$807,025
Corporate bonds	33,587	—	(5)	$33,582
Total cash, cash equivalents and investments	$1,344,189	$31	$(12)	$1,344,208
As reported:
Cash and cash equivalents	$732,179	$11	$—	$732,190
Short-term investments	612,010	20	(12)	$612,018
Total cash, cash equivalents and investments	$1,344,189	$31	$(12)	$1,344,208

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$244,302	$—	$—	$244,302
Commercial paper	125,907	—	—	125,907
Government and government agency bonds	760,258	12	(35)	760,235
Corporate bonds	43,544	—	(76)	43,468
Total cash, cash equivalents and investments	$1,174,011	$12	$(111)	$1,173,912
As reported:
Cash and cash equivalents	$370,827	$3	$(1)	$370,829
Short-term investments	803,184	9	(110)	803,083
Total cash, cash equivalents and investments	$1,174,011	$12	$(111)	$1,173,912

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Product sales, net of discounts and allowances	$49,718	$48,252
Government contract receivables	792	792
Total accounts receivable, net	$50,510	$49,044

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2018	$1,378	$24,276	$538	$2,318	$28,510
Provision	2,566	9,429	936	1,064	13,995
Payments/credits	(3,049)	(5,191)	(791)	(2,015)	(11,046)
Balance, as of March 31, 2019	$895	$28,514	$683	$1,367	$31,459

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Reduction to accounts receivable	$2,405	$2,364
Component of accrued expenses	29,054	26,146
Total reserves	$31,459	$28,510

7. INVENTORY

The following table summarizes the components of the Company’s inventory for the period indicated:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Raw materials	$70,271	$71,313
Work in progress	66,884	47,279
Finished goods	3,312	6,853
Total inventory	$140,467	$125,445

8. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Manufacturing-related deposits and prepaids	$55,322	$39,036
Investment receivable	42,300	—
Leasehold improvement receivable	13,474	13,474
Prepaid clinical and pre-clinical expenses	10,149	9,706
Prepaid maintenance services	3,538	2,994
Prepaid research expenses	3,091	1,932
Prepaid income tax	2,130	2,130
Interest receivable	1,285	1,918
Other	4,949	6,592
Total other current assets	$136,238	$77,782

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Manufacturing-related deposits	$82,961	$62,821
Strategic investments	32,359	31,739
Restricted cash and investments	6,201	1,001
Prepaid clinical expenses	5,700	7,541
Alternative minimum tax credit	3,367	3,367
Other	2,725	825
Total other non-current assets	$133,313	$107,294

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Product revenue related reserves	$29,054	$26,146
Accrued contract manufacturing costs	16,369	15,794
Accrued employee compensation costs	14,763	24,692
Accrued clinical and pre-clinical costs	12,041	11,396
Accrued professional fees	8,000	11,319
Accrued BioMarin royalties	4,455	8,254
Accrued interest expense	3,183	1,045
Accrued property and equipment	2,878	5,421
Accrued collaboration cost sharing	2,458	2,167
Accrued research costs	1,815	1,070
Accrued milestone expense	1,517	24,020
Other	3,587	2,771
Total accrued expenses	$100,120	$134,095

10. EQUITY FINANCING

In March 2019, the Company sold approximately 2.6 million shares of common stock through an underwritten public offering. The offering price was $140.41 per share. The Company received net proceeds of approximately $365.3 million from the offering, net of commission and offering expenses of approximately $0.4 million.

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2019		2018
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	990,234	$76.44	1,124,585	$34.08
Restricted stock units	324,630	$143.14	150,725	$71.45
Restricted stock awards	—	$—	17,090	$71.45

Stock-based Compensation Expense

For the three months ended March 31, 2019 and 2018, total stock-based compensation expense was $16.1 million and $10.5 million, respectively. The increase in stock-based compensation expense for the three months was driven by increases in headcount and stock price as well as the achievement of a milestone related to the March 2017 restricted stock units with performance conditions. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$5,087	$2,060
Selling, general and administrative	11,052	8,466
Total stock-based compensation expense	$16,139	$10,526

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock options	$11,457	$8,973
Restricted stock awards/units	3,916	1,260
Employee stock purchase plan	766	293
Total stock-based compensation expense	$16,139	$10,526

12. OTHER LOSS

The following table summarizes other loss for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
	(in thousand)
Interest expense	$(7,335)	$(7,634)
Interest income	2,361	1,872
Amortization of investment discount	4,332	1,259
Other income	470	18
Total other loss	$(172)	$(4,485)

13. LEASES

The Company’s operating leases for its Cambridge, Andover and Burlington, Massachusetts and Dublin and Columbus, Ohio facilities provide for scheduled annual rent increases throughout each lease’s term. A summary of these leases are as follows:

In June 2013, the Company entered into a lease agreement (the “Cambridge Lease”) for its headquarters located in Cambridge, Massachusetts. In April and September 2018, the Company entered into the seventh and eighth amendment, respectively, to its Cambridge Lease which extended the original term of the lease to September 30, 2025 and increased the total rental space to approximately 163,842 square feet.

In March and July of 2018, the Company entered into sublease agreements in Andover, Massachusetts, to lease a total of 23,102 square feet of office and lab space. These subleases expire in December 2020.

In November 2018, the Company entered into a sublease agreement in Burlington, Massachusetts, to lease 44,740 square feet of office and lab space. The sublease expires in January 2022.

In December 2018, the Company entered into lease agreements in Dublin and Columbus, Ohio, to lease 22,600 square feet and 77,679 square feet, respectively, of office and lab space. The leases expire in November 2019 and June 2026, respectively.

The adoption of ASC 842 resulted in the recognition of operating lease liabilities and right-of-use assets of $60.1 million and $42.5 million, respectively, on the Company’s balance sheet relating to its leases for its corporate headquarters and its office and lab space. Further, the Company de-recognized $18.0 million of deferred rent which served to reduce the right-of-use assets recognized on the balance sheet, in accordance with the transition guidance.

As of March 31, 2019, operating lease assets were $41.1 million and operating lease liabilities were $58.9 million. Amounts related to financing leases were immaterial. The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2019:

Operating Lease (in thousands)	For the three months ended March 31, 2019
Lease cost
Operating lease cost	$2,602
Variable lease cost	1,129
Total lease cost	$3,731

Other information
Operating lease payments	2,376
Operating lease liabilities arising from obtaining right-of-use-assets	—
Weighted average remaining lease term	6.2 years
Weighted average discount rate	7.50%

Future minimum lease payments under the Company’s non-cancelable operating leases as of March 31, 2019, are as follows:

Maturity of lease liability (in thousands)	As of March 31, 2019
2019 (April - December)	$8,061
2020	11,395
2021	12,558
2022	10,737
2023	10,877
Thereafter	20,484
Total minimum lease payments	74,112
Less: imputed interest	(15,183)
Total operating lease liabilities	$58,929
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities within other current liabilities	$6,764
Lease liabilities	52,165
Total operating lease liabilities	$58,929

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2018, are as follows:

Maturity of lease liability (in thousands)	As of December 31, 2018
2019	$11,588
2020	11,395
2021	12,558
2022	10,757
2023	10,898
Thereafter	20,524
Total minimum lease payments	$77,720

14. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended March 31, 2019 and 2018, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Net loss	$(76,643)	$(35,363)
Weighted-average number of shares of common stock and common stock equivalents outstanding:
Weighted-average number of shares of common stock outstanding for computing basic loss earnings per share	71,731	64,631
Dilutive effect of outstanding stock awards and stock options after application of the treasury stock method*	—	—
Weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for computing diluted loss per share	71,731	64,631
Net loss per share - basic and diluted	$(1.07)	$(0.55)

*

For the three months ended March 31, 2019 and 2018, stock options, RSAs, RSUs, stock appreciation rights to purchase 9.8 million and 9.9 million shares of the Company’s common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.

15. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The Company has entered into long-term contractual arrangements from time to time for the provision of goods and services. In October 2018, the Company entered into a manufacturing collaboration agreement (the “Collaboration Agreement”) with Paragon Bioservices, Inc. (“Paragon”). Pursuant to the terms of the Collaboration Agreement, Paragon agreed to provide the Company with two dedicated clean room suites and an option to reserve two additional clean room suites for its gene therapy programs. On February 22, 2019, the Company entered into a manufacturing and supply agreement (the “Supply Agreement”) with Paragon. The Supply Agreement consists of two periods: the pre-launch period and the post-launch period. During the pre-launch period, the Company is obligated to purchase in a minimum amount of $4.0 million per quarter per clean room. During the post-launch period, on an annual basis, the Company is obligated to purchase a minimum number of batches per clean room. Both the Collaboration Agreement and the Supply Agreements will expire on December 31, 2024.

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations, including the Supply Agreement with Paragon:

As of March 31, 2019 (in thousands)
2019 (April - December)	$172,733
2020	124,052
2021	34,510
2022	42,204
2023	42,244
Thereafter	122,000
Total manufacturing commitments	$537,743

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, it may be subject to additional minimum batch requirements with the respective manufacturing parties.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. As of March 31, 2019, there are no such material legal claims, actions or complaints where the Company is named.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding the continued growth of our business operations due, in part, to the commercialization of EXONDYS 51;
•

our technologies and programs, including those with strategic partners, and their respective potential benefits, including the goal of exon skipping to create the production of an internally truncated but functional dystrophin protein and the goal of MYO-101 to restore the dystrophin associated protein complex;

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
•

estimated timelines and milestones for 2019 and beyond, including an expected U.S. Food and Drug Administration (“FDA”) action date of August 19, 2019 for golodirsen, the expectation to complete the open-label portion of our golodirsen trial (Study 4053-101) in 2019, filing an NDA to the FDA for casimersen in 2019, completing a first-in-human, single ascending dose trial for SRP-5051 by the end of 2019 to the first quarter of 2020, conducting a confirmatory trial for our micro-dystrophin gene therapy program using commercial supply of SRP-9001 by the end of 2019 and commencing dosing in the clinical trial to test NT-3 gene therapy in 2019 for Charcot-Marie-Tooth (“CMT”) type 1A;

•	our plan to expand our pipeline in 2019 through internal research and development and through strategic transactions;
•	our belief that the delivery of NT-3 may have applicability to other subtypes of CMT in addition to other neuropathies and muscle-wasting diseases;
•	the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for EXONDYS 51 in confirmatory trials;
•	our plan to seek follow up European Medicines Agency (the “EMA”) scientific advice in 2019 to explore a potential approach for EMA approval of eteplirsen;
•	our ability to further secure long term supply of EXONDYS 51 and our product candidates to satisfy our planned commercial, managed access programs, named patient programs and clinical needs;
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

Our first commercial product in the U.S., EXONDYS 51® (eteplirsen) Injection (“EXONDYS 51”), was granted accelerated approval by the U.S. Food and Drug Administration (“FDA”) on September 19, 2016. EXONDYS 51 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 uses our phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene. EXONDYS 51 is designed to bind to exon 51 of dystrophin pre- messenger RNA (“mRNA”), resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to create the production of an internally truncated but functional dystrophin protein.

We are in the process of assessing and conducting various EXONDYS 51 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of EXONDYS 51.

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

In September 2017, we announced positive results of an analysis that included biopsies of the bicep muscle at baseline and on-treatment at the Part II, Week 48 time point. The 4053-101 interim trial results demonstrated statistical significance on all primary and secondary biological endpoints. In December 2018, we completed the submission of our rolling New Drug Application (“NDA”) to the FDA seeking accelerated approval for golodirsen. The FDA accepted the NDA and granted priority review status for golodirsen with a targeted regulatory action date of August 19, 2019. The FDA also indicated that it does not intend to conduct an advisory board for golodirsen at this time.

•

Casimersen (SRP-4045) uses our PMO chemistry and exon-skipping technology to skip exon 45 of the DMD gene. Casimersen is designed to bind to exon 45 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 45 skipping. We are enrolling and dosing patients in ESSENCE, further described above. We have completed a dose titration portion (Phase 1) and the open-label portion (Phase 2) of a Sarepta sponsored Phase 1/2 the trial clinical trial studying casimersen (Study 4045-101). On March 28, 2019, we announced results from our interim analysis of muscle biopsy endpoints comparing casimersen treatment to placebo in the ESSENCE study, also known as study 4045-301. We anticipate submitting an NDA to the FDA for casimersen in 2019.

•

SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the DMD gene. SRP-5051, a peptide conjugated PMO (“PPMO”), is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to create the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we received clearance from the FDA and commenced a first-in-human, single ascending dose, study for the treatment of DMD in patients who are amenable to exon 51 skipping. We expect to complete this study by the end of 2019 to the first quarter of 2020.

•

SRP-9001 (micro-dystrophin gene therapy program), in collaboration with Nationwide Children’s Hospital (“Nationwide”), aims to express micro-dystrophin – a smaller but still functional version of dystrophin (micro-dystrophin”). A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an adeno-associated virus (“AAV”) vector. In the fourth quarter of 2017, an IND application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated. On October 3, 2018, Nationwide presented positive results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. On March 25, 2019, we presented 9-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and 12-months CK data from baseline from one of these individuals.

In the fourth quarter of 2018, we commenced a placebo-controlled trial with the goal to establish the functional benefits of micro-dystrophin expressions. We plan to conduct a confirmatory trial using commercial supply of SRP-9001 by the end of 2019, pending regulatory feedback.

•

MYO-101. Myonexus Therapeutics, Inc. (“Myonexus”), our wholly-owned subsidiary, develops gene therapy programs for various forms of LGMDs. The most advanced of Myonexus’ product candidates, MYO-101, is designed to treat LGMD type 2E by transferring a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program we are developing with Nationwide. Myonexus commenced a Phase 1/2a trial of MYO-101 in the fourth quarter of 2018, and on February 27, 2019, we announced positive two-month data from the first three-patient cohort dosed in the MYO-101 trial.

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

•

Neutrophin 3 (CMT Type 1A). A gene therapy program in collaboration with Nationwide that aims to express NT-3 encoding the NTF3 gene to treat Charcot-Marie-Tooth (“CMT”) neuropathies, including CMT type 1A. A clinical trial to test NT-3 gene therapy is planned to commence dosing in 2019 for CMT type 1A, pending regulatory feedback. We believe that the delivery of NT-3 gene may have applicability to other sub-types of CMT in addition to other muscle-wasting diseases.

Our pipeline includes programs in various stages of pre-clinical and clinical development, reflecting our aspiration to apply our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow synthesis and purification of our product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhances our research and development manufacturing capabilities. However, we currently do not have internal large scale Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our product and product candidates for commercial and/or clinical use. For our current and future manufacturing and supply needs, we have entered into certain manufacturing and supply arrangements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical Ingredients (“APIs”) and finished goods for our product candidates. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Brammer Bio LLC (“Brammer”), Paragon Bioservices, Inc. (“Paragon”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with best-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. The partnership with Brammer will support our clinical and commercial manufacturing capacity for our micro-dystrophin DMD gene therapy programs and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Our partnership with Paragon will provide us access to additional commercial manufacturing capacity for our micro-dystrophin DMD gene therapy program, as well as a manufacturing platform for future gene therapy programs, such as LGMD. Aldevron will provide GMP-grade plasmid for our micro-dystrophin DMD gene therapy program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as CMT, MPS IIIA, Pompe and other CNS diseases.

Manufacturers and suppliers of product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Cash, Cash Equivalents and Investments

As of March 31, 2019, we had approximately $1,350.4 million of cash, cash equivalents and investments, consisting of $732.2 million of cash and cash equivalents, $612.0 of short term investments, and $6.2 million of restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

There have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
	2019	2018	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$87,011	$64,604	$22,407	35%
Total revenues	87,011	64,604	22,407	35%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	12,063	5,582	6,481	116%
Research and development	90,553	46,204	44,349	96%
Selling, general and administrative	60,566	43,341	17,225	40%
Amortization of in-licensed rights	216	216	—	(—)%
Total cost and expenses	163,398	95,343	68,055	71%
Operating loss	(76,387)	(30,739)	(45,648)	149%
Other loss:
Interest expense and other, net	(172)	(4,485)	4,313	(96)%
Loss before income tax expense	(76,559)	(35,224)	(41,335)	117%
Income tax expense	84	139	(55)	(40)%
Net loss	$(76,643)	$(35,363)	$(41,280)	117%

Net loss per share - basic and diluted	$(1.07)	$(0.55)	$(0.52)	95%

Revenues

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from Medicaid rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received or paid may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Net product revenues for EXONDYS 51 for the three months ended March 31, 2019 increased by $22.4 million compared with the three months ended March 31, 2018. The increase primarily reflects increasing demand for EXONDYS 51 in the U.S.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceutical, Inc. (“BioMarin”), inventory costs that relate to sales of EXONDYS 51 and overhead costs. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed such manufacturing and material costs as research and development expenses. For EXONDYS 51 sold in the three months ended March 31, 2019 and 2018, certain manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental cost to produce the EXONDYS 51 sold would have been approximately $2.3 million and $6.8 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Inventory costs related to EXONDYS 51 sold	$4,559	$1,520	$3,039	200%
Royalty payments to BioMarin	4,455	3,117	1,338	43%
Overhead costs	1,718	943	775	82%
Other inventory costs	1,331	2	1,329	NM*
Total cost of sales	$12,063	$5,582	$6,481	116%

* NM = Not Meaningful

The cost of sales for the three months ended March 31, 2019 increased by $6.5 million compared with the same period in 2018. The increase was primarily driven by the following:

•

$3.0 million, $1.3 million and $0.8 million increases in inventory costs related to EXONDYS 51 sold, royalty payments to BioMarin and overhead costs, respectively, reflect increasing demand for EXONDYS 51; and

•	$1.3 million increase in other inventory costs primarily as a result of the write-off of certain batches of EXONDYS 51 not meeting our quality specifications.

Research and Development Expenses

Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, conducting pre-clinical trials, clinical trials and manufacturing activities. Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants, up-front fees and milestones paid to third parties in connection with technologies which have not reached technological feasibility and do not have an alternative future use, and other external services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical programs include salaries, stock-based compensation and allocation of our facility- and technology-related costs.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Gene therapies	$18,322	$—	$18,322	NM*
Eteplirsen (exon 51)	8,803	4,928	3,875	79%
Casimersen (exon 45)	6,180	6,196	(16)	(0)%
Golodirsen (exon 53)	5,753	8,505	(2,752)	(32)%
PPMO platform	4,927	3,724	1,203	32%
Other projects	2,047	135	1,912	NM*
Up-front and milestone payments	1,122	—	1,122	NM*
Collaboration cost-sharing	292	3,197	(2,905)	(91)%
Internal research and development expenses	43,107	19,519	23,588	121%
Total research and development expenses	$90,553	$46,204	$44,349	96%

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$37,555	$18,764	$18,791	100%
Compensation and other personnel expenses	19,731	8,349	11,382	136%
Facility- and technology-related expenses	11,143	2,861	8,282	289%
Stock-based compensation	5,087	2,060	3,027	147%
Pre-clinical expenses	5,257	3,082	2,175	71%
Professional services	4,540	4,572	(32)	(1)%
Up-front and milestone payments	1,122	—	1,122	NM*
Collaboration cost-sharing	292	3,197	(2,905)	(91)%
Research and other	5,826	3,319	2,507	76%
Total research and development expenses	$90,553	$46,204	$44,349	96%

Research and development expenses for the three months ended March 31, 2019 increased by $44.3 million, or 96%, compared with the three months ended March 31, 2018. The increase was primarily driven by the following:

•

$18.8 million increase in clinical and manufacturing expenses primarily due to a ramp-up of manufacturing activities for our micro-dystrophin program and initiation of certain post-market studies for EXONDYS 51. The increases were partially offset by a ramp-down of the PROMOVI trial in EXONDYS 51 and the Phase 1/2 trial in golodirsen;

•	$11.4 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$8.3 million increase in facility- and technology-related expenses due to our continuing expansion efforts as well as change in methodology in allocation of technology expense;
•	$3.0 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$2.2 million increase in pre-clinical expenses primarily due to the continuing ramp-up of toxicology studies in our PPMO platform;
•	$2.9 million decrease in collaboration cost sharing with Summit as it is winding down activities on its Utrophin platform; and
•	$1.2 million increase in sponsored research with institutions such as Nationwide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries, benefits, stock-based compensation and related costs for personnel in our executive, finance, legal, information technology, business development, human resources, commercial and other general and administrative functions. Other general and administrative expenses include an allocation of our facility- and technology-related costs and professional fees for legal, consulting and accounting services.

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$24,465	$14,095	$10,370	74%
Professional services	16,827	16,154	673	4%
Stock-based compensation	11,052	8,466	2,586	31%
Facility- and technology-related expenses	5,310	2,041	3,269	160%
Other	2,912	2,585	327	13%
Total selling, general and administrative expenses	$60,566	$43,341	$17,225	40%

Selling, general and administrative expenses for the three months ended March 31, 2019 increased by $17.2 million, or 40%, compared with the three months ended March 31, 2018. This was primarily driven by the following:

•	$10.4 million increase in compensation and other personnel expenses primarily due to an increase in headcount;
•	$2.6 million increase in stock-based compensation primarily due to increases in headcount and stock price; and
•	$3.2 million increase in facility- and technology-related expense primarily due to continuing global expansion offset by a decrease in technology expense due to a change in allocation methodology.

Amortization of In-licensed Rights

Amortization of in-license rights relate to the two agreements we entered into with BioMarin and University of Western Australia (“UWA”) in July 2017 and April 2011, respectively. Both in-licensed rights are being amortized on a straight-line basis over the life of the patent from the first commercial sale of EXONDYS 51. For both the three months ended March 31, 2019 and 2018, we recorded amortization of in-licensed rights of approximately $0.2 million.

Interest expense and other, net

Interest expense and other, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment discount, and gain from our investment in Lysogene S.A. Our cash equivalents and investments consist of money market funds, commercial paper, government and government agency debt securities, corporate debt securities and certificates of deposit. Interest expense includes interest accrued on our convertible notes, term loan, and revolving line of credit.

For the three months ended March 31, 2019 and 2018, interest expense and other, net was approximately $0.2 million and $4.5 million, respectively. The decrease primarily reflected increases in interest income from higher balances of cash, cash equivalents and investments and amortization of investment discount as a result of an increase in interest rates.

Income tax expense

Income tax expense for both the three months ended March 31, 2019 and 2018 was approximately $0.1 million, both of which related to state income tax.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2019	As of December 31, 2018	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$732,190	$370,829	$361,361	97%
Short-term investments	612,018	803,083	(191,065)	(24)%
Restricted cash and investments	6,201	1,001	5,200	NM*
Total cash, cash equivalents and investments	$1,350,409	$1,174,913	$175,496	15%

Borrowings:
Convertible debt	425,752	420,554	5,198	1%
Total borrowings	$425,752	$420,554	$5,198	1%

Working capital
Current assets	$1,671,423	$1,426,183	$245,240	17%
Current liabilities	$137,366	173,690	(36,324)	(21)%
Total working capital	$1,534,057	$1,252,493	$281,564	22%

*NM = Not Meaningful

For both the periods ended March 31, 2019 and December 31, 2018, our principal source of liquidity was derived from proceeds from product sales of EXONDYS 51 and equity financings. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements.

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

Cash Flows

	For the Three Months Ended
	March 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(146,233)	$(35,668)	$(110,565)	310%
Investing activities	$135,231	(14,260)	149,491	NM*
Financing activities	$377,563	7,471	370,092	NM*
Increase (decrease) in cash, cash equivalents and restricted cash	$366,561	$(42,457)	$409,018	NM*

*NM = Not Meaningful

Operating Activities.

Cash used in operating activities increased by $110.6 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018, primarily due to the following:

•

$41.3 million increase in net loss primarily driven by increases in research and development expense and selling, general and administrative expense partially offset by an increase in net product revenues for EXONDYS 51; and

•	$77.1 million increase in unfavorable change in operating assets and liabilities.

The increases were partially offset by:

•	$7.9 million increase in non-cash adjustments.

Investing Activities.

Cash provided by investing activities was $135.2 million for the three months ended March 31, 2019. Cash used in investing activities for the three months ended March 31, 2018 was $14.3 million. The favorable change was primarily due to the following:

•	$556.7 million increase in proceeds from maturity of available-for-sale securities.

     The increases were partially offset by:

•	$403.0 million increase in purchase of available-for-sale securities; and
•	$4.1 million increase in purchase of property and equipment.

Financing Activities.

Cash provided by financing activities increased by $370.1 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018, primarily driven by the following:

•	$365.3 million increase in proceeds from the March 2019 equity financing; and
•	$101.4 million decrease in repayment of outstanding debts.

The increases were partially offset by:

•	$96.2 million decrease in proceeds from the revolving line of credit.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2019:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Convertible debt (1)	618,094	8,550	17,100	17,100	575,344
Lease obligations	74,112	10,928	23,823	21,643	17,718
Manufacturing obligations (2)	537,743	199,670	142,227	84,346	111,500
Total contractual obligations and contingencies	$1,229,949	$219,148	$183,150	$123,089	$704,562

(1)	Interest is included.
(2)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51 and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $555.8 million of future development, regulatory, and commercial, and up-front royalty milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable and payment is not required as of March 31, 2019, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2019, we had approximately $1,350.4 million of cash, cash equivalents and investments, comprised of $732.2 million of cash and cash equivalents, $612.0 million of short-term investments and $6.2 million long-term restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2019, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2019, we implemented internal controls to ensure management properly assessed the impact of the new lease accounting standards on our condensed consolidated financial statements to facilitate adoption of the new leasing standards effective January 1, 2019. There were no other changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Even though EXONDYS 51 was approved for marketing in the U.S. and in Israel, we may not receive approval to commercialize EXONDYS 51 in additional countries. In November 2016, we submitted a marketing authorization application (“MAA”) for eteplirsen to the European Medicines Agency (the “EMA”) and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. We plan to seek follow up EMA scientific advice in 2019 to explore a potential approach for EMA approval of eteplirsen.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our product and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product or our product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 53), Daiichi Sankyo (notably for exon 45) and Audentes Therapeutics, Inc. (notably for exons 51 and 53); (ii) gene therapies that express microdystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences; (iii) CRISPR/Cas 9 approaches, such as Exonics Therapeutics and Editas Medicine; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our product and product candidates and that are being developed by Santhera, Summit, Catabasis, Pfizer, Fibrogen and Tivorsan. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

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

Failures or delays in the commencement or completion of ongoing and planned clinical trials of our product candidates could cause us not to meet our expected timelines or result in increased costs to us, and could delay, prevent or limit our ability to gain regulatory approval of any product candidate and to generate revenue and continue our business.

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

Any inability to successfully complete pre-clinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to demonstrate comparability of our modified product candidates to earlier versions. Clinical study delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Results from pre-clinical and early‑stage clinical trials may not be indicative of efficacy in late‑stage clinical trials, and pre-clinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, which could prevent or significantly delay their regulatory approval.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, on October 3, 2018, Nationwide presented positive results from a Phase 1/2a micro-dystrophin gene therapy clinical trial in four individuals with DMD enrolled in the trial. On March 25, 2019, we presented 9-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and 12-months CK data from baseline from one of these individuals. In addition, on February 27, 2019, we announced positive expression and biomarker data from the first three-patient cohort dosed in the MYO-101 gene therapy trial to treat LGMD type 2E, or beta-sarcoglycanopathy. The early data is based on small patient samples and therefore may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the early data presented, that we will be able to demonstrate the safety and efficacy of AAVrh.74, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize AAVrh74.MHCK7.micro-Dystrophin. Similarly, we cannot provide assurances that data from our studies with respect to EXONDYS 51, golodirsen, casimersen and other gene therapy-based product candidates will be positive and consistent through the study periods or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our product or product candidates will be consistent with our interpretations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent regulatory approval of product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

Our product candidates may cause undesirable side effects. In addition to side effects caused by product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our trials, we may decide, or the FDA, the EMA or other regulatory authorities could order us, to halt, delay or amend pre-clinical development or clinical development of our product candidates or we may be unable to receive regulatory approval of our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

Our gene therapy product candidates may be perceived as unsafe or may result in unforeseen adverse events. Failure of other gene therapy programs, negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our gene therapy product candidates and harm our ability to conduct our business or obtain regulatory approvals for our gene therapy product candidates.

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

More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our gene therapy product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including death. Lack of efficacy and/or serious adverse events related to clinical trials we, our strategic partners or other companies conduct, even if such adverse events are not ultimately attributable to the relevant product candidates or products, and/or failed commercialization of gene therapy products may result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

We are investing significant resources in the development of novel gene therapy product candidates. Only a few gene therapy products have been approved in the U.S. and EU. If we are unable to show the safety and efficacy of these product candidates, experience delays in doing so or are unable to successfully commercialize at least one of these drugs, our business would be materially harmed.

We are investing significant resources in the development of our gene therapy product candidates. We believe that a significant portion of the long-term value attributed to our company by investors is based on the commercial potential of these product candidates. There can be no assurance that any development problems we experience in the future related to our gene therapy programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Initial results from ongoing clinical trials may differ materially from final results from such clinical trials. The results from pre-clinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Our pipeline includes more than 20 programs in various stages of development for a broad range of diseases and disorders. We plan to expand our pipeline in 2019 through internal research and development and through strategic transactions. Because we have limited resources, we may not be able to advance all of our programs. We may also forego or delay pursuit of opportunities with certain programs or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We incurred an operating loss of $76.4 million for the three months ended March 31, 2019. Our accumulated deficit was $1.7 billion as of March 31, 2019. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. Since EXONDYS 51 and our product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

As a result, we expect to continue to incur significant operating losses at least through 2019. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last thirty-six months, our stock has increased as much as 74% in a single day or decreased as much as 44% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

As of March 31, 2019, there were approximately 74.1 million shares of common stock outstanding and outstanding awards to purchase 9.8 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2019, there were approximately 3.3 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.1 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan, and approximately 0.6 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2018 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or stock options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1	Letter Agreement between Sarepta Therapeutics, Inc. and Myonexus Therapeutics, Inc. dated February 26, 2019					X

10.2†	Form of Severance Letter Agreement entered into between Sarepta Therapeutics, Inc. and each of Sandesh Mahatme, David Tyronne Howton, Jr. and Alexander “Bo” Cumbo					X

10.3†	Form of Change in Control and Severance Agreement entered into between Sarepta Therapeutics, Inc. and each of Sandesh Mahatme, David Tyronne Howton, Jr. and Alexander “Bo” Cumbo					X

31.1	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 8, 2019	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)