Form 10-Q
period 2019-06-30
Sarepta Therapeutics, Inc.
filed 2019-08-07
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	74,340,417
(Class)	(Outstanding as of August 2, 2019)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of June 30, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$808,591	$370,829
Short-term investments	294,478	803,083
Accounts receivable	56,981	49,044
Inventory	156,569	125,445
Other current assets	110,799	77,782
Total current assets	1,427,418	1,426,183
Property and equipment, net of accumulated depreciation of $38,398 and $28,149 as of June 30, 2019, and December 31, 2018, respectively	117,201	97,024
Intangible assets, net of accumulated amortization of $4,685 and $3,852 as of June 30, 2019, and December 31, 2018, respectively	11,825	11,574
Right of use asset, net	39,449	—
Other assets	151,860	107,294
Total assets	$1,747,753	$1,642,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,045	$33,829
Accrued expenses	107,328	134,095
Deferred revenue	3,303	3,303
Other current liabilities	7,413	2,463
Total current liabilities	162,089	173,690
Long-term debt	431,040	420,554
Lease liabilities	50,209	—
Deferred rent and other	5,248	15,555
Total liabilities	648,586	609,799
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 74,327,767 and 71,071,887 issued and outstanding at June 30, 2019, and December 31, 2018, respectively	7	7
Additional paid-in capital	3,031,050	2,611,294
Accumulated other comprehensive income (loss)	82	(99)
Accumulated deficit	(1,931,972)	(1,578,926)
Total stockholders’ equity	1,099,167	1,032,276
Total liabilities and stockholders’ equity	$1,747,753	$1,642,075

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product, net	$94,668	$73,529	$181,679	$138,133
Total revenues	94,668	73,529	181,679	138,133
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	15,919	6,735	27,982	12,317
Research and development	113,266	122,848	203,819	169,052
Selling, general and administrative	67,393	47,156	127,959	90,497
Acquired in-process research and development	173,240	—	173,240	—
Amortization of in-licensed rights	217	217	433	433
Total cost and expenses	370,035	176,956	533,433	272,299
Operating loss	(275,367)	(103,427)	(351,754)	(134,166)
Other loss:
Other expense, net	(862)	(5,218)	(1,034)	(9,703)
Other loss	(862)	(5,218)	(1,034)	(9,703)

Loss before income tax expense	(276,229)	(108,645)	(352,788)	(143,869)
Income tax expense	174	622	258	761
Net loss	(276,403)	(109,267)	(353,046)	(144,630)

Other comprehensive income:
Unrealized gains on investments	63	282	181	18
Total other comprehensive income	63	282	181	18
Comprehensive loss	$(276,340)	$(108,985)	$(352,865)	$(144,612)

Net loss per share - basic and diluted	$(3.74)	$(1.67)	$(4.85)	$(2.22)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	73,958	65,484	72,850	65,060

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	71,072	$7	$2,611,294	$(99)	$(1,578,926)	$1,032,276
Exercise of options for common stock	382	—	9,973	—	—	9,973
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	35	—	—	—	—	—
Shares withheld for taxes	(7)	—	(889)	—	—	(889)
Issuance of common stock for cash, net of offering costs	2,604	—	365,264	—	—	365,264
Issuance of common stock under employee stock purchase plan	48	—	2,326	—	—	2,326
Stock-based compensation	—	—	16,139	—	—	16,139
Unrealized gains from available-for-sale securities	—	—	—	118	—	118
Net loss	—	—	—	—	(76,643)	(76,643)
Balance at March 31, 2019	74,134	7	3,004,107	19	(1,655,569)	1,348,564
Exercise of options for common stock	176	—	7,092	—	—	7,092
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	18	—	—	—	—	—
Issuance of common stock for cash, net of offering costs	—	—	89	—	—	89
Stock-based compensation	—	—	19,762	—	—	19,762
Unrealized gains from available-for-sale securities	—	—	—	63	—	63
Net loss	—	—	—	—	(276,403)	(276,403)
Balance at June 30, 2019	74,328	$7	$3,031,050	$82	$(1,931,972)	$1,099,167

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	64,792	$6	$2,006,598	$(379)	$(1,217,008)	$789,217
Exercise of options for common stock	653	1	11,887	—	—	11,888
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	14	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	34	—	756	—	—	756
Stock-based compensation	—	—	10,526	—	—	10,526
Unrealized losses from available-for-sale securities	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	(35,363)	(35,363)
Balance at March 31, 2018	65,493	7	2,029,767	(643)	(1,252,371)	776,760
Exercise of options for common stock	872	—	21,743	—	—	21,743
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	26	—	—	—	—	—
Shares withheld for taxes	(45)	—	(5,750)	—	—	(5,750)
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	15,279	—	—	15,279
Unrealized gains from available-for-sale securities	—	—	—	282	—	282
Net loss	—	—	—	—	(109,267)	(109,267)
Balance at June 30, 2018	66,346	$7	$2,061,039	$(361)	$(1,361,638)	$699,047

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(353,046)	$(144,630)
Adjustments to reconcile net loss to cash flows from operating activities:
Acquired in-process research and development	173,240	—
Depreciation and amortization	14,064	5,125
Amortization of investment discount	(5,800)	(2,828)
Non-cash interest expense	10,513	9,958
Stock-based compensation	35,901	25,805
Other	892	37
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(7,937)	(13,517)
Net increase in inventory	(31,124)	(20,521)
Net increase in other assets	(87,708)	(29,866)
Net increase in accounts payable, accrued expenses, deferred revenue and other liabilities	25,768	17,515
Net cash used in operating activities	(225,237)	(152,922)

Cash flows from investing activities:
Purchase of property and equipment	(32,945)	(20,863)
Purchase of intangible assets	(1,454)	(1,556)
Purchase of available-for-sale securities	(731,288)	(295,823)
Purchases of restricted investment	—	(353)
Maturity and sale of available-for-sale securities	1,225,847	249,243
Acquisition of Myonexus Therapeutics, Inc., net of cash acquired	(172,556)	—
Net cash provided by (used in) investing activities	287,604	(69,352)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	173,354
Repayment of revolving line of credit	—	(173,653)
Repayments on mortgage loans	—	(1,265)
Proceeds from sale of common stock, net of offering costs	365,353	—
Taxes paid related to net share settlement of equity awards	(889)	—
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	19,391	34,386
Net cash provided by financing activities	383,855	32,822

Increase (decrease) in cash, cash equivalents and restricted cash	446,222	(189,452)

Cash, cash equivalents and restricted cash:
Beginning of period	370,829	599,827
End of period	$817,051	$410,375

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$808,591	$410,375
Restricted cash in other assets	8,460	—
Total cash, cash equivalents and restricted cash	$817,051	$410,375

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,275	$6,058
Supplemental schedule of non-cash investing activities and financing activities:
Sale of available-for-sale securities included in investment receivable	$20,000	$—
Reclassification of long term investments to short term investments	$—	$9,980
Intangible assets included in accrued expenses	$226	$294
Accrual for debt issuance costs related to the term loans	$—	$600
Property and equipment included in accrued expenses	$2,902	$289

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

As of June 30, 2019, the Company had approximately $1,112.6 million of cash, cash equivalents and investments, consisting of $808.6 million of cash and cash equivalents, $294.5 million of short-term investments, and $9.5 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers, cash held at financial institutions and cash equivalents and investments.

As of June 30, 2019, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 30 to 61 days. Outside of the U.S., the payment terms range between 30 and 150 days. Three individual customers accounted for 43%, 43% and 12% of net product revenues for the three months ended June 30, 2019 and 42%, 41% and 14% of net product revenues for the six months ended June 30, 2019. Three individual customers accounted for 44%, 35% and 20% of net product revenues for the three months ended June 30, 2018 and 44%, 35% and 19% of net product revenues for the six months ended June 30, 2018. Three individual customers accounted for 51%, 27% and 14% of accounts receivable from product sales as of June 30, 2019 and 61%, 26% and 11% of accounts receivable from product sales as of June 30, 2018. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of June 30, 2019, the Company believes that such customers are of high credit quality.

As of June 30, 2019 the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

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

As a result of adopting ASC 842, the Company recorded lease right-of-use (“ROU”) assets of $42.5 million and lease liabilities of $60.1 million as of January 1, 2019, primarily related to real estate leases, based on the present value of future lease payments on the date of adoption. The difference between the ROU assets and lease liabilities was due to previously recorded net deferred rent liabilities that were reclassified into the ROU assets. There was no impact to retained earnings upon adoption of ASC 842. Amounts related to finance leases were immaterial as of adoption and June 30, 2019.

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

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rate.

In accordance with ASC 842, components of a lease should be bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified must then be allocated based on the respective relative fair values to the lease components and non-lease components. However, ASC 842 provides entities with a practical expedient that allows them to make an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, entities would account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning after January 1, 2019, the Company has elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only.

There have not been any other material changes to the Company’s accounting policies through June 30, 2019.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of June 30, 2019, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This ASU requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance contained in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrange is ready for its intended use. ASU No. 2018-15 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of June 30, 2019, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted, and requires adoption using a modified retrospective approach, with certain exceptions. Based on the composition of the Company’s investment portfolio, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. Additionally, for trade receivables, due to their short duration and the credit profile of the Company’s customers, the effect of transitioning from the incurred losses model to the expected losses model is not expected to be material.

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

On February 27, 2019, the Company announced that it exercised the exclusive option to acquire Myonexus. The final exercise price as negotiated between the Company and Myonexus was $165.0 million. In addition, the Company incurred transaction fees and other fees associated with the exercise of approximately $8.8 million. The Company may also be required to make up to $200.0 million in additional payments to selling shareholders of Myonexus based on the achievement of certain sales- and regulatory-related milestones. The acquisition closed on April 4, 2019.

As a result of the acquisition, the Company added five LGMD gene therapy programs, including MYO-101, MYO-102 and MYO-201 that are currently in Phase 1/2 clinical trials, to its research and development portfolio. The acquisition of Myonexus has been accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets (the five LGMD gene therapy programs).

Additionally, the Company assessed whether any of the contingent payments met the definition of a derivative under ASC 815 and, therefore, should be accounted for as contingent consideration. The Company identified that one regulatory-related milestone (not solely based on drug approval by the FDA) met the definition of a derivative. As a result, the Company recorded a contingent consideration liability of $4.5 million at the acquisition date. Any changes in the fair value of the contingent consideration liability after the acquisition date will be reported in the Company’s statement of operations. This amount was estimated through a probability-weighted expected return method that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. The Company did not assume any other liabilities as a result of the acquisition.

The following table summarizes the total consideration for the acquisition and the value of assets acquired and liability assumed:

Consideration
Purchase price	$165,000
Transactions costs and other fees	8,753
Contingent consideration	4,500
Total consideration	$178,253

Assets Acquired
Cash and cash equivalents	$1,197
Prepaids	3,816
In-process research and development	173,240
Total assets acquired	178,253

Liability Assumed
Contingent consideration	4,500
Total liability assumed	$4,500

The acquired in-process research and development asset relates to the LGMD asset group. Due to the stage of development of this asset group, significant risk remains, and it is not yet probable that there is future economic benefit from this asset. Absent successful clinical results and regulatory approval, there is no alternative future use associated with the LGMD asset group.  Accordingly, the value of this asset of $173.2 million was immediately expensed to research and development expense during the three months ended June 30, 2019.

The portion of the $200.0 million in contingent payments related to the sales milestone will be accrued when and if the sales milestone becomes probable of being achieved, and the related payment will be capitalized and amortized over the life of the patent. As of June 30, 2019, the sales milestone was not probable of being achieved and, therefore, no assets or expense were recognized.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of June 30, 2019, the Company may be obligated to make up to $1,146.3 million of future development, regulatory, commercial, and up-front royalty milestone payments associated with its license and collaboration agreements. For the three and six months ended June 30, 2019, the Company recognized up-front and milestone payments of $14.4 million and $15.5 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss, with no such activity for the three and six months ended June 30, 2018.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$181,040	$181,040	$—	$—
Commercial paper	87,370	—	87,370	—
Government and government agency bonds	677,242	677,242	—	—
Corporate bonds	19,982	19,982	—	—
Strategic equity investments	32,154	2,154	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$998,789	$881,419	$87,370	$30,000

Liabilities
Contingent consideration	$5,200	$—	$—	$5,200
Total liabilities	$5,200	$—	$—	$5,200

	Fair Value Measurement as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$42,920	$42,920	$—	$—
Commercial paper	125,907	—	125,907	—
Government and government agency bonds	760,235	760,235	—	—
Corporate bonds	43,468	43,468	—	—
Strategic equity investments	31,739	1,739	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total	$1,005,270	$849,363	$125,907	$30,000

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, corporate bonds, the Company’s strategic investment in Lysogene S.A. and certificates of deposit. Certain of the government and government agency bonds are traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2019.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing market observable data.

The Company’s asset with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) as more fully described in Note 3, License and Collaboration Agreements of the Annual Report on the Form 10-K for the year ended December 31, 2018. The fair value of the asset was initially based on a cost approach corroborated by the Black-Scholes option pricing model. At the end of each reporting period, the fair value will be adjusted if Lacerta issues similar or identical equity securities or when there is a triggering event for impairment.

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relate to the regulatory-related contingent payments to Myonexus selling shareholders as well as to an academic institution under a separate license agreement that meet the definition on a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements. This amount was estimated through an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value will be adjusted to reflect the most current assumptions through earnings. As of June 30, 2019, the contingent consideration was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheets.

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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Money market funds	$181,040	$42,920
Government and government agency bonds	452,506	111,587
Commercial paper	37,610	14,940
Total	$671,156	$169,447

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2019 and December 31, 2018 was approximately two months.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$318,475	$—	$—	$318,475
Commercial paper	87,370	—	—	87,370
Government and government agency bonds	677,166	91	(15)	677,242
Corporate bonds	19,976	6	—	19,982
Total cash, cash equivalents and short-term investments	$1,102,987	$97	$(15)	$1,103,069
As reported:
Cash and cash equivalents	$808,562	$34	$(5)	$808,591
Short-term investments	294,425	63	(10)	294,478
Total cash, cash equivalents and short-term investments	$1,102,987	$97	$(15)	$1,103,069

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$244,302	$—	$—	$244,302
Commercial paper	125,907	—	—	125,907
Government and government agency bonds	760,258	12	(35)	760,235
Corporate bonds	43,544	—	(76)	43,468
Total cash, cash equivalents and short-term investments	$1,174,011	$12	$(111)	$1,173,912
As reported:
Cash and cash equivalents	$370,827	$3	$(1)	$370,829
Short-term investments	803,184	9	(110)	803,083
Total cash, cash equivalents and short-term investments	$1,174,011	$12	$(111)	$1,173,912

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Product sales, net of discounts and allowances	$56,189	$48,252
Government contract receivables	792	792
Total accounts receivable, net	$56,981	$49,044

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2018	$1,378	$24,276	$538	$2,318	$28,510
Provision	4,874	21,004	2,240	2,233	30,351
Payments/credits	(4,712)	(15,002)	(1,909)	(2,854)	(24,477)
Balance, as of June 30, 2019	$1,540	$30,278	$869	$1,697	$34,384

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Reduction to accounts receivable	$3,563	$2,364
Component of accrued expenses	30,821	26,146
Total reserves	$34,384	$28,510

7. INVENTORY

The following table summarizes the components of the Company’s inventory for the period indicated:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Raw materials	$72,126	$71,313
Work in progress	78,354	47,279
Finished goods	6,089	6,853
Total inventory	$156,569	$125,445

8. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Manufacturing-related deposits and prepaids	$48,094	$39,036
Investment receivable	20,000	—
Leasehold improvement receivable	13,474	13,474
Prepaid clinical and pre-clinical expenses	9,504	9,706
Payroll tax receivable	4,025	471
Prepaid maintenance services	3,343	2,994
Prepaid research expenses	2,519	1,932
Prepaid income tax	2,125	2,130
Prepaid commercial expenses	1,788	1,573
Other	5,927	6,466
Total other current assets	$110,799	$77,782

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Manufacturing-related deposits and prepaids	$97,381	$62,821
Strategic investments	32,154	31,739
Restricted cash and investments	9,461	1,001
Prepaid clinical expenses	7,161	7,541
Alternative minimum tax credit	3,367	3,367
Other	2,336	825
Total other non-current assets	$151,860	$107,294

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Product revenue related reserves	$30,821	$26,146
Accrued employee compensation costs	23,205	24,692
Accrued clinical and pre-clinical costs	15,706	11,396
Accrued contract manufacturing costs	12,699	15,794
Accrued professional fees	8,963	11,319
Accrued royalties	5,819	8,254
Accrued property and equipment	2,902	5,421
Accrued research costs	1,733	1,070
Accrued interest expense	1,045	1,045
Accrued collaboration cost sharing	541	2,167
Accrued milestone expense	492	24,020
Other	3,402	2,771
Total accrued expenses	$107,328	$134,095

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	155,265	$67.80	528,096	$45.45	1,145,499	$75.27	1,652,681	$37.71
Restricted stock units	81,000	$121.34	18,695	$95.38	405,630	$138.79	169,420	$74.09
Restricted stock awards	—	$—	—	$—	—	$—	17,090	$71.45

Stock-based Compensation Expense

For the three months ended June 30, 2019 and 2018, total stock-based compensation expense was $19.8 million and $15.3 million, respectively. For the six months ended June 30, 2019 and 2018, total stock-based compensation expense was $35.9 million and $25.8 million, respectively. The increase in stock-based compensation expense for the three and six months was primarily driven by increases in awards associated with growth in employees and the increased value of such awards. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$6,923	$5,029	$12,010	$7,089
Selling, general and administrative	12,839	10,250	23,891	18,716
Total stock-based compensation expense	$19,762	$15,279	$35,901	$25,805

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	$13,777	$9,382	$25,234	$18,355
Restricted stock awards/units	5,184	5,407	9,100	6,667
Employee stock purchase plan	801	490	1,567	783
Total stock-based compensation expense	$19,762	$15,279	$35,901	$25,805

11. OTHER EXPENSE, NET

The following table summarizes other expense, net, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousand)		(in thousand)
Interest expense	$(7,426)	$(8,145)	$(14,761)	$(15,779)
Interest income	2,104	1,887	4,465	3,759
Amortization of investment discount	4,581	1,569	8,913	2,828
Other (expense) income	(121)	(529)	349	(511)
Total other expense, net	$(862)	$(5,218)	$(1,034)	$(9,703)

12. LEASES

The Company’s operating leases for its Cambridge, Andover and Burlington, Massachusetts and Dublin and Columbus, Ohio facilities provide for scheduled annual rent increases throughout each lease’s term. A summary of these leases are as follows:

In June 2013, the Company entered into a lease agreement (the “Cambridge Lease”) for its headquarters located in Cambridge, Massachusetts. In April and September 2018 and June 2019, the Company entered into the seventh, eighth, and ninth amendment, respectively, to its Cambridge Lease which extended the original term of the lease to September 30, 2025 and increased the total rental space to approximately 170,929 square feet.

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

The adoption of ASC 842 resulted in the recognition of operating lease liabilities and ROU assets of $60.1 million and $42.5 million, respectively, on the Company’s balance sheet relating to its leases for its corporate headquarters and its office and lab space. Further, the Company reclassified upon adoption $18.0 million of deferred rent which served to reduce the ROU assets recognized on the balance sheet, in accordance with the transition guidance.

As of June 30, 2019, operating lease assets were $39.4 million and operating lease liabilities were $57.4 million. Amounts related to financing leases were immaterial. The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2019:

Operating Lease (in thousands)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Lease cost
Operating lease cost	2,530	5,132
Variable lease cost	809	1,938
Total lease cost	$3,339	$7,070

Other information
Operating lease payments		4,816
Operating lease liabilities arising from obtaining ROU assets		—
Weighted average remaining lease term		5.9 years
Weighted average discount rate		7.50%

Future minimum lease payments under the Company’s non-cancelable operating leases as of June 30, 2019, are as follows:

Maturity of lease liability (in thousands)	As of June 30, 2019
2019 (July - December)	$5,467
2020	11,395
2021	12,558
2022	10,737
2023	10,877
Thereafter	20,484
Total minimum lease payments	71,518
Less: imputed interest	(14,148)
Total operating lease liabilities	$57,370
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities within other current liabilities	$7,161
Lease liabilities	50,209
Total operating lease liabilities	$57,370

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2018, are as follows:

Maturity of lease liability (in thousands)	As of December 31, 2018
2019	$11,588
2020	11,395
2021	12,558
2022	10,757
2023	10,898
Thereafter	20,524
Total minimum lease payments	$77,720

13. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and six months ended June 30, 2019 and 2018, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net loss	$(276,403)	$(109,267)	$(353,046)	$(144,630)
Weighted-average common shares outstanding - basic	73,958	65,484	72,850	65,060
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	73,958	65,484	72,850	65,060
Net loss per share - basic and diluted	$(3.74)	$(1.67)	$(4.85)	$(2.22)

*

For the three and six months ended June 30, 2019 and 2018, stock options, RSAs, RSUs, stock appreciation rights (“SAR”) to purchase 9.7 million and 9.4 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

Brammer Bio MA, LLC

The Company entered into a Development, Commercial Manufacturing and Supply Agreement (the “Brammer Manufacturing Agreement”) and, subsequently, entered into the first amendment (the “Amendment”) to Brammer Manufacturing Agreement (collectively, “Brammer Supply Agreements”) with Brammer Bio MA, LLC (“Brammer”) in June 2018 and May 2019, respectively. Pursuant to the terms of the Brammer Supply Agreements, Brammer agreed to provide the Company with access to clinical and commercial manufacturing capacity for its gene therapy programs. For more information related to the Brammer Manufacturing Agreement, please read Note 21, Commitments and Contingencies of the Annual Report on the Form 10-K for the year ended December 31, 2018.

As a result of the Amendment: (i) the Company now has access to substantially all of the related facility’s capacity, subject to certain minimum and maximum volume limitations, (ii) the Company was required to make a $6.0 million advance payment to Brammer upon execution of the Amendment, and (iii) the quarterly capacity access fee payments due to Brammer throughout the term of the agreement increased from $10.0 million to $13.3 million, starting January 1, 2020. However, through December 31, 2019, a reduced quarterly capacity access fee will be in effect as Brammer works towards achieving full capacity at its facility.

Upon execution of the Amendment, the Company determined that the Brammer Supply Agreements contain an embedded lease because the Company now has the right to direct the use of the facility and related equipment therein.  Further, the Company determined that it does not control the facility or related equipment during construction and, thus, the lease does not fall in the scope of “build-to-suit” accounting. The lease has not commenced as of June 30, 2019.  Accordingly, total cumulative payments made to Brammer of $55.0 million have been recorded as other assets and will be considered in the initial measurement of the cost of the right-of-use asset at the lease commencement date.

Paragon Bioservices, Inc.

In October 2018, the Company entered into a manufacturing collaboration agreement (the “Collaboration Agreement”) with Paragon Bioservices, Inc. (“Paragon”). Pursuant to the terms of the Collaboration Agreement, Paragon agreed to provide the Company with two dedicated clean room suites and an option to reserve two additional clean room suites for its gene therapy programs. On February 22, 2019, the Company entered into a manufacturing and supply agreement (the “Paragon Supply Agreement”) with Paragon. The Paragon Supply Agreement consists of two periods: the pre-launch period and the post-launch period. During the pre-launch period, the Company is obligated to purchase a minimum amount of $4.0 million of batches per quarter per clean room. During the post-launch period, on an annual basis, the Company is obligated to purchase a minimum number of batches per clean room. Both the Collaboration Agreement and the Supply Agreements will expire on December 31, 2024.

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of June 30, 2019 (in thousands)
2019 (July - December)	$147,352
2020	194,195
2021	55,990
2022	55,204
2023	55,244
Thereafter	161,001
Total manufacturing commitments	$668,986

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, it may be subject to additional minimum batch requirements with the respective manufacturing parties.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. As of June 30, 2019, there are no such material legal claims, actions or complaints where the Company is named.

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
•

estimated timelines and milestones for 2019 and beyond, including an expected U.S. Food and Drug Administration (“FDA”) action date of August 19, 2019 for golodirsen, the expectation to complete the open-label portion of our golodirsen trial (Study 4053-101) in 2019, filing a New Drug Application (“NDA”) to the FDA for casimersen in 2019, and initiating a confirmatory trial for our micro-dystrophin gene therapy program using commercial supply of SRP-9001 in the first half of 2020;

•	our plan to expand our pipeline in 2019 through internal research and development and through strategic transactions;
•	our belief that the delivery of NT-3 may have applicability to other subtypes of Charcot-Marie-Tooth in addition to other neuropathies and muscle-wasting diseases;
•	the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for EXONDYS 51 in confirmatory trials;
•	our plan to seek follow up European Medicines Agency (the “EMA”) scientific advice in 2019 to explore a potential approach for EMA approval of eteplirsen;
•	our ability to further secure long term supply of EXONDYS 51 and our product candidates to satisfy our planned commercial, early access programs and clinical needs;
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

Our first commercial product in the U.S., EXONDYS 51® (eteplirsen) Injection (“EXONDYS 51”), was granted accelerated approval by the FDA on September 19, 2016. EXONDYS 51 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 uses our phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene. EXONDYS 51 is designed to bind to exon 51 of dystrophin pre-messenger RNA (“mRNA”), resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to create the production of an internally truncated but functional dystrophin protein.

We are in the process of assessing and conducting various EXONDYS 51 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of EXONDYS 51.

A summary description of our main product candidates, including those in collaboration with our strategic partners, is as follows:

•

Golodirsen (SRP-4053) uses our PMO chemistry and exon-skipping technology to skip exon 53 of the DMD gene. Golodirsen is designed to bind to exon 53 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 53 skipping. We are enrolling and dosing patients in ESSENCE (Study 4045-301), our Phase 3 placebo controlled confirmatory trial in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 or 53 skipping using casimersen and golodirsen, respectively. Golodirsen has also been evaluated in a Phase 1/2 trial, which has been completed (Study 4053-101).

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

•

Casimersen (SRP-4045) uses our PMO chemistry and exon-skipping technology to skip exon 45 of the DMD gene. Casimersen is designed to bind to exon 45 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 45 skipping. We are enrolling and dosing patients in ESSENCE, further described above. We have completed a dose titration portion (Phase 1) and the open-label portion (Phase 2) of a Sarepta sponsored Phase 1/2 the trial clinical trial studying casimersen (Study 4045-101). On March 28, 2019, we announced results from our interim analysis of muscle biopsy endpoints comparing casimersen treatment to placebo in the ESSENCE study. We anticipate submitting an NDA to the FDA for casimersen in 2019.

•

SRP-5051 uses our next-generation chemistry platform, peptide conjugated PMO (“PPMO”), and our exon-skipping technology to skip exon 51 of the DMD gene. SRP-5051, a PPMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to create the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of DMD in patients who are amenable to exon 51 skipping. We have also recently commenced an in-human, multiple ascending dose, study for the treatment of DMD in patients who are amenable to exon 51 skipping.

•

SRP-9001 (micro-dystrophin gene therapy program), in collaboration with Nationwide Children’s Hospital (“Nationwide”), aims to express micro-dystrophin – a smaller but still functional version of dystrophin (“micro-dystrophin”). A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an adeno-associated virus (“AAV”) vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated. On October 3, 2018, Nationwide presented positive results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. On March 25, 2019, we presented 9-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and 12-months CK data from baseline from one of these individuals.

In the fourth quarter of 2018, we commenced a placebo-controlled trial with the goal to establish the functional benefits of micro-dystrophin expressions. We plan to initiate a confirmatory trial using commercial supply of SRP-9001 in the first half of 2020, pending regulatory feedback.

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

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow synthesis and purification of our product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhances our research and development manufacturing capabilities. However, we currently do not have internal large-scale Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our product and product candidates for commercial and/or clinical use. For our current and future manufacturing and supply needs, we have entered into certain manufacturing and supply arrangements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical Ingredients (“APIs”), drug product and finished goods for our product candidates. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

For our commercial DMD program, we have commenced work with our existing manufacturers to increase product capacity from mid-scale to large-scale. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for EXONDYS 51, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill these requirements, and are capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

EXONDYS 51 is distributed in the U.S. through a limited network of home infusion specialty pharmacy providers that deliver the medication to patients and a specialty distributor that distributes EXONDYS 51 to hospitals and hospital outpatient clinics. With respect to the pre-commercial distribution of eteplirsen to patients outside of the U.S., we have contracted with third party distributors and service providers to distribute eteplirsen in certain countries through our ex-U.S. early access programs (“EAP”). We plan to continue building out our network for commercial distribution in jurisdictions in which eteplirsen is approved.

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Brammer Bio LLC, which has recently been acquired by Thermo Fisher Scientific Inc. (“Brammer”), Paragon Bioservices, Inc., which has recently been acquired by Catalent, Inc. (“Paragon”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with best-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. The partnership with Brammer will support our clinical and commercial manufacturing capacity for our micro-dystrophin DMD gene therapy programs and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Our partnership with Paragon will provide us access to additional commercial manufacturing capacity for our micro-dystrophin DMD gene therapy program, as well as a manufacturing platform for future gene therapy programs, such as LGMD. Aldevron will provide GMP-grade plasmid for our micro-dystrophin DMD gene therapy program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as CMT, MPS IIIA, Pompe and other central nervous system diseases.

Manufacturers and suppliers of product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Cash, Cash Equivalents and Investments

As of June 30, 2019, we had approximately $1,112.6 million of cash, cash equivalents and investments, consisting of $808.6 million of cash and cash equivalents, $294.5 of short-term investments, and $9.5 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
	2019	2018	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$94,668	$73,529	$21,139	29%
Total revenues	94,668	73,529	21,139	29%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	15,919	6,735	9,184	136%
Research and development	113,266	122,848	(9,582)	(8)%
Selling, general and administrative	67,393	47,156	20,237	43%
Acquired in-process research and development	173,240	—	173,240	NM*
Amortization of in-licensed rights	217	217	—	(—)%
Total cost and expenses	370,035	176,956	193,079	109%
Operating loss	(275,367)	(103,427)	(171,940)	166%
Other loss:
Other expense, net	(862)	(5,218)	4,356	(83)%
Loss before income tax expense	(276,229)	(108,645)	(167,584)	154%
Income tax expense	174	622	(448)	(72)%
Net loss	$(276,403)	$(109,267)	$(167,136)	153%

Net loss per share - basic and diluted	$(3.74)	$(1.67)	$(2.07)	124%

	For the Six Months Ended June 30,
	2019	2018	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$181,679	$138,133	$43,546	32%
Total revenues	181,679	138,133	43,546	32%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	27,982	12,317	15,665	127%
Research and development	203,819	169,052	34,767	21%
Selling, general and administrative	127,959	90,497	37,462	41%
Acquired in-process research and development	173,240	—	173,240	NM*
Amortization of in-licensed rights	433	433	—	(—)%
Total cost and expenses	533,433	272,299	261,134	96%
Operating loss	(351,754)	(134,166)	(217,588)	162%
Other loss:
Other expense, net	(1,034)	(9,703)	8,669	(89)%
Loss before income tax expense	(352,788)	(143,869)	(208,919)	145%
Income tax expense	258	761	(503)	(66)%
Net loss	$(353,046)	$(144,630)	$(208,416)	144%

Net loss per share - basic and diluted	$(4.85)	$(2.22)	$(2.63)	118%

* NM = Not Meaningful

Revenues

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from Medicaid rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). Our estimates take into consideration current contractual and statutory requirements. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received or paid may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and net loss in the period such variances become known. Net product revenues for EXONDYS 51 for the three and six months ended June 30, 2019 increased by $21.1 million and $43.5 million compared with the three and six months ended June 30, 2018, respectively. These increases primarily reflect increasing demand for EXONDYS 51 in the U.S.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments, inventory costs that relate to sales of EXONDYS 51 and overhead costs. In addition to royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”), during the second quarter of 2019, the Company began to pay the University of Western Australia (“UWA”) a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the Amended and Restated UWA License Agreement. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed such manufacturing and material costs as research and development expenses. For EXONDYS 51 sold in the three and six months ended June 30, 2019 and 2018, certain manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental cost to produce the EXONDYS 51 sold would have been approximately $5.1 million and $7.3 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Three Months Ended June 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Inventory costs related to EXONDYS 51 sold	$6,887	$2,019	4,868	241%
Royalty payments	5,818	3,695	2,123	57%
Overhead costs	2,296	1,019	1,277	125%
Other inventory costs	918	2	916	NM*
Total cost of sales	$15,919	$6,735	9,184	136%

* NM = Not Meaningful

The cost of sales for the three months ended June 30, 2019 increased by $9.2 million, or 136%, compared with the same period in 2018. The increase was primarily driven by the following:

•

$4.9 million, $2.1 million and $1.3 million increases in inventory costs related to EXONDYS 51 sold, royalty payments to BioMarin and UWA, and overhead costs, respectively, reflect increasing demand for EXONDYS 51; and

•	$0.9 million increase in other inventory costs primarily as a result of the write-off of certain batches of EXONDYS 51 not meeting our quality specifications.

	For the Six Months Ended June 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Inventory costs related to EXONDYS 51 sold	$11,446	$3,539	7,907	223%
Royalty payments	10,273	6,812	3,461	51%
Overhead costs	4,014	1,962	2,052	105%
Other inventory costs	2,249	4	2,245	NM*
Total cost of sales	$27,982	$12,317	15,665	127%

* NM = Not Meaningful

The cost of sales for the six months ended June 30, 2019 increased by $15.7 million, or 127%, compared with the same period in 2018. The increase was primarily driven by the following:

•

$7.9 million, $3.5 million and $2.1 million increases in inventory costs related to EXONDYS 51 sold, royalty payments to BioMarin and UWA, and overhead costs, respectively, reflect increasing demand for EXONDYS 51; and

•	$2.2 million increase in other inventory costs primarily as a result of the write-off of certain batches of EXONDYS 51 not meeting our quality specifications.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Gene therapies	$21,862	$—	$21,862	NM*
Up-front, milestone, and other expenses	15,078	60,000	(44,922)	(75)%
Eteplirsen (exon 51)	8,886	11,295	(2,409)	(21)%
Casimersen (exon 45)	6,714	9,142	(2,428)	(27)%
Golodirsen (exon 53)	5,303	5,900	(597)	(10)%
PPMO platform	4,516	5,072	(556)	(11)%
Other projects	753	1,269	(516)	(41)%
Collaboration cost-sharing	124	2,865	(2,741)	(96)%
Internal research and development expenses	50,030	27,305	22,725	83%
Total research and development expenses	$113,266	$122,848	$(9,582)	(8)%

	For the Six Months Ended June 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Gene therapies	$40,184	$—	$40,184	NM*
Eteplirsen (exon 51)	17,689	16,223	1,466	9%
Up-front, milestone, and other expenses	16,200	60,000	(43,800)	(73)%
Casimersen (exon 45)	12,894	15,338	(2,444)	(16)%
Golodirsen (exon 53)	11,056	14,405	(3,349)	(23)%
PPMO platform	9,443	8,796	647	7%
Other projects	2,800	1,404	1,396	99%
Collaboration cost-sharing	416	6,062	(5,646)	(93)%
Internal research and development expenses	93,137	46,824	46,313	99%
Total research and development expenses	$203,819	$169,052	$34,767	21%

* NM = Not Meaningful

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$44,216	$27,712	$16,504	60%
Compensation and other personnel expenses	21,988	12,061	9,927	82%
Up-front, milestone, and other expenses	15,078	60,000	(44,922)	(75)%
Facility- and technology-related expenses	10,969	3,579	7,390	206%
Stock-based compensation	6,923	5,029	1,894	38%
Professional services	5,096	3,909	1,187	30%
Pre-clinical expenses	2,757	5,000	(2,243)	(45)%
Collaboration cost-sharing	124	2,865	(2,741)	(96)%
Research and other	6,115	2,693	3,422	127%
Total research and development expenses	$113,266	$122,848	$(9,582)	(8)%

Research and development expenses for the three months ended June 30, 2019 decreased by $9.6 million, or 8%, compared with the three months ended June 30, 2018. The increase was primarily driven by the following:

•

$16.5 million increase in clinical and manufacturing expenses primarily due to a continuing ramp-up of our micro-dystrophin program, our ESSENCE program and initiation of certain post-market studies for EXONDYS 51. The increases were offset by a ramp-down of the PROMOVI trial in EXONDYS 51 and the Phase 1/2 trial in golodirsen;

•	$9.9 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•

$44.9 million decrease in up-front and milestone payments primarily due to $14.4 million of up-front payments as a result of execution of certain license agreements during the second quarter of 2019, offset by an up-front payment of $60.0 million to Myonexus upon execution of the warrant to purchase common stock agreement in May 2018;

•	$7.4 million increase in facility- and technology-related expenses due to our continuing global expansion efforts as well as change in methodology in allocation of technology expense;
•	$1.9 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$2.2 million decrease in pre-clinical expenses primarily due to completion of certain toxicology studies in our PPMO platform;
•	$2.7 million decrease in collaboration cost sharing with Summit as it is winding down activities on its Utrophin platform; and
•	$3.4 million increase in research and other primarily driven by an increase in lab supplies as a result of an increase in headcount as well as sponsored research with academic institutions.

	For the Six Months Ended June 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$81,771	$46,476	$35,295	76%
Compensation and other personnel expenses	41,719	20,410	21,309	104%
Facility- and technology-related expenses	22,112	6,440	15,672	243%
Up-front, milestone, and other expenses	16,200	60,000	(43,800)	(73)%
Stock-based compensation	12,010	7,089	4,921	69%
Professional services	9,636	8,481	1,155	14%
Pre-clinical expenses	8,014	8,082	(68)	(1)%
Collaboration cost-sharing	416	6,062	(5,646)	(93)%
Research and other	11,941	6,012	5,929	99%
Total research and development expenses	$203,819	$169,052	$34,767	21%

Research and development expenses for the six months ended June 30, 2019 increased by $34.8 million, or 21%, compared with the six months ended June 30, 2018. The increase was primarily driven by the following:

•

$35.3 million increase in clinical and manufacturing expenses primarily due to a continuing ramp-up of our micro-dystrophin program, our ESSENCE program and initiation of certain post-market studies for EXONDYS 51. The increases were offset by a ramp-down of the PROMOVI trial in EXONDYS 51 and the Phase 1/2 trial in golodirsen;

•	$21.3 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$15.7 million increase in facility- and technology-related expenses due to our continuing expansion efforts as well as change in methodology in allocation of technology expense;
•

$43.8 million decrease in up-front and milestone payments primarily due to $15.5 million of up-front payments as a result of license agreements executed during the second quarter of 2019, offset by an up-front payment of $60 million to Myonexus upon execution of the warrant to purchase common stock agreement in May 2018;

•	$4.9 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$5.6 million decrease in collaboration cost sharing with Summit as it is winding down activities on its Utrophin platform; and
•	$5.9 million increase in research and other primarily driven by an increase in lab supplies as a result of an increase in headcount as well as sponsored research with academic institutions.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$26,019	$17,061	$8,958	53%
Professional services	20,653	16,755	3,898	23%
Stock-based compensation	12,839	10,250	2,589	25%
Facility- and technology-related expenses	7,739	3,916	3,823	98%
Restructuring expenses	—	(2,222)	2,222	(100)%
Other	143	1,396	(1,253)	(90)%
Total selling, general and administrative expenses	$67,393	$47,156	$20,237	43%

Selling, general and administrative expenses for the three months ended June 30, 2019 increased by $20.2 million, or 43%, compared with the three months ended June 30, 2018. This was primarily driven by the following:

•	$8.9 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$3.9 million increase in professional services primarily due to continuing global expansion;
•	$2.6 million increase in stock-based compensation primarily due to increases in headcount and stock price;
•	$3.8 million increase in facility- and technology-related expense primarily due to continuing global expansion offset by a decrease in technology expense due to a change in allocation methodology; and
•

$2.2 million decrease in restructuring credits due to the relief of cease-use liabilities as a result of the termination of the rental agreement for our Corvallis facility recorded during the second quarter of 2018.

	For the Six Months Ended June 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$50,484	$31,156	$19,328	62%
Professional services	37,480	32,909	4,571	14%
Stock-based compensation	23,891	18,716	5,175	28%
Facility- and technology-related expenses	13,049	7,751	5,298	68%
Restructuring expenses	—	(2,222)	2,222	(100)%
Other	3,055	2,187	868	40%
Total selling, general and administrative expenses	$127,959	$90,497	$37,462	41%

Selling, general and administrative expenses for the six months ended June 30, 2019 increased by $37.5 million, or 41%, compared with the six months ended June 30, 2018. This was primarily driven by the following:

•	$19.3 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$4.6 million increase in professional services primarily due to continuing global expansion;
•	$5.2 million increase in stock-based compensation primarily due to increases in headcount and stock price;
•	$5.3 million increase in facility- and technology-related expense primarily due to continuing global expansion offset by a decrease in technology expense due to a change in allocation methodology; and
•

$2.2 million decrease in restructuring credits due to the relief of cease-use liabilities as a result of the termination of the rental agreement for our Corvallis facility recorded during the second quarter of 2018.

Acquired In-process Research and Development

As a result of the Myonexus acquisition, we recorded acquired in-process research and development expense of approximately $173.2 million during the second quarter of 2019. There was no such transaction during the same period of 2018.

Amortization of In-licensed Rights

Amortization of in-license rights relate to the two license agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. Both in-licensed rights are being amortized on a straight-line basis over the life of the patent from the first commercial sale of EXONDYS 51. For both the three and six months ended June 30, 2019, and 2018, we recorded amortization of in-licensed rights of approximately $0.2 million and $0.4 million, respectively.

Other expense, net

Other expense, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment discount, and gain from our investment in Lysogene. Our cash equivalents and investments consist of money market funds, commercial paper, government and government agency debt securities, corporate debt securities and certificates of deposit. Interest expense includes interest accrued on our convertible notes, term loan, and revolving line of credit.

For the three and six months ended June 30, 2019, other expense, net was approximately $0.9 million and $1.0 million, respectively. For the three and six months ended June 30, 2018, other expense, net was approximately $5.2 million and $9.7 million, respectively. The decrease primarily reflected increases in interest income from higher balances of cash, cash equivalents and investments and amortization of investment discount as a result of an increase in interest rates.

Income tax expense

Income tax expense for the three and six months ended June 30, 2019 was approximately $0.2 million and $0.3 million, respectively. Income tax expense for the three and six months ended June 30, 2018 was approximately $0.6 million and $0.8 million, respectively. Income tax expense for all periods presented related to state taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2019	As of December 31, 2018	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$808,591	$370,829	$437,762	118%
Short-term investments	294,478	803,083	(508,605)	(63)%
Restricted cash and investments	9,461	1,001	8,460	NM*
Total cash, cash equivalents and investments	$1,112,530	$1,174,913	$(62,383)	(5)%

Borrowings:
Convertible debt	$431,040	$420,554	$10,486	2%
Total borrowings	$431,040	$420,554	$10,486	2%

Working capital
Current assets	$1,427,418	$1,426,183	$1,235	0%
Current liabilities	162,089	173,690	(11,601)	(7)%
Total working capital	$1,265,329	$1,252,493	$12,836	1%

*NM = Not Meaningful

For both the periods ended June 30, 2019 and December 31, 2018, our principal source of liquidity was derived from proceeds from product sales of EXONDYS 51 and equity financings. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements.

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

Cash Flows

	For the Six Months Ended
	June 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(225,237)	$(152,922)	$(72,315)	47%
Investing activities	287,604	(69,352)	356,956	NM*
Financing activities	383,855	32,822	351,033	NM*
Increase (decrease) in cash and cash equivalents	$446,222	$(189,452)	$635,674	NM*

*NM = Not Meaningful

Operating Activities.

Cash used in operating activities increased by $72.3 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018, primarily due to the following:

•

$35.2 million increase in net loss excluding acquired in-process research and development expense primarily driven by increases in research and development expense and selling, general and administrative expense partially offset by an increase in net product revenues for EXONDYS 51; and

•	$54.6 million increase in unfavorable change in operating assets and liabilities.

The increases were partially offset by:

•	$17.5 million increase in non-cash adjustments.

Investing Activities.

Cash provided by investing activities was $287.6 million for the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2018 was $69.4 million. The favorable change was primarily due to the following:

•	$976.6 million increase in proceeds from maturity of available-for-sale securities.

The increase was partially offset by:

•	$172.6 million increase as a result of the acquisition of Myonexus;
•	$435.5 million increase in purchase of available-for-sale securities; and
•	$12.1 million increase in purchase of property and equipment.

Financing Activities.

Cash provided by financing activities increased by $351.0 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018, primarily driven by the following:

•	$365.4 million increase in proceeds from the March 2019 equity financing; and
•	$174.9 million decrease in repayment of outstanding debts.

The increases were partially offset by:

•	$173.4 million decrease in proceeds from the revolving line of credit; and
•	$15.0 million decrease in proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2019:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Convertible debt (1)	$615,956	$8,550	$17,100	$17,100	$573,206
Lease obligations	71,518	11,200	23,622	21,757	14,939
Manufacturing obligations (2)	668,986	251,334	173,908	110,244	133,500
Total contractual obligations and contingencies	$1,356,460	$271,084	$214,630	$149,101	$721,645

(1)	Interest is included.
(2)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51 and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $1,146.3 million of future development, regulatory, and commercial, and up-front royalty milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of June 30, 2019, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report, Form 10-Q for the quarterly period ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2019, we had approximately $1,112.6 million of cash, cash equivalents and investments, comprised of $808.6 million of cash and cash equivalents, $294.5 million of short-term investments and $9.5 million long-term restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2019, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2019,  there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 14, Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in this report.

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

On September 19, 2016, the FDA granted accelerated approval for EXONDYS 51 as a therapeutic treatment for DMD in patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 is currently commercially available in the U.S. and Israel only, although it is available in additional countries through our EAP. The commercial success of EXONDYS 51 continues to depend on a number of factors, including, but not limited to:

•	the effectiveness of our sales, managed markets, marketing efforts and support for EXONDYS 51;
•

the generation and dissemination of new data analyses and the consistency of any new data with prior results, whether they support a favorable safety, efficacy and effectiveness profile of EXONDYS 51 and any potential impact on our FDA accelerated approval status and/or FDA package insert for EXONDYS 51;

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

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;
•	the generation of evidence describing payers, patients and/or societal value of EXONDYS 51;
•	whether we can consistently manufacture at acceptable costs;
•	the rate and consistency with which EXONDYS 51 is prescribed by physicians, which depends on physicians’ views on the safety, effectiveness and efficacy of EXONDYS 51;
•

our ability to secure and maintain adequate reimbursement for EXONDYS 51, including the number and duration of re-authorization processes required for patients who initially obtained coverage by third parties, including by government payors, managed care organizations and private health insurers;

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
•

the sufficiency of our drug supply to meet commercial and clinical demands and standards, which could be negatively impacted for various reasons, including if our projections on the potential number of amenable patients and their average weight are inaccurate, we are subject to unanticipated regulatory requirements that increase our drug supply needs, our current drug supply is destroyed or negatively impacted at our manufacturing sites, storage sites or in transit, failure to meet current Good Manufacturing Practices (“cGMP”) requirements or it takes longer than we project for the number of patients we anticipate to get on EXONDYS 51 and any significant portion of our EXONDYS 51 supply expires before we are able to sell it;

•	our ability to obtain regulatory approvals to commercialize EXONDYS 51 in markets outside of U.S. and Israel; and
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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Drug product manufacturers are required to continuously monitor and report adverse events from clinical trials and commercial use of the product. If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may require labeling changes, implementation of risk evaluation and mitigation strategy program, or additional post-marketing studies or clinical trials.  If we or a regulatory agency discover previously unknown problems with a product, such as problems with a facility where the API or drug product is manufactured or tested, a regulatory agency may impose restrictions on that product and/or the manufacturer, including removal of specific product lots from the market, withdrawal of the product from the market, or suspension of manufacturing. Sponsors of drugs approved under FDA accelerated approval provisions also are required to submit to FDA, at least 30 days before initial use, all promotional materials intended for use after the first 120 days following marketing approval. If we or the manufacturing facilities for EXONDYS 51 fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We expect that private insurers will continue to consider the efficacy, effectiveness, cost-effectiveness and safety of EXONDYS 51, including any new data and analyses that we are able to collect and make available in a compliant manner, in determining whether to approve reimbursement for EXONDYS 51 and at what levels. If there are considerable delays in the generation of new evidence or if any new data and information we collect is not favorable, third party insurers may make coverage decisions that negatively impact sales of EXONDYS 51. We continue to have discussions with payors, some of which may eventually deny coverage. We may not receive approval for reimbursement of EXONDYS 51 from additional insurers on a satisfactory rate or basis, in which case our business would be materially adversely affected. In addition, obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we are not able to maintain favorable coverage decisions and/or fail to receive additional favorable coverage decisions from third party insurers, in particular during re-authorization processes for patients that have already initiated therapy. Our business could also be adversely affected if government health programs, private health insurers, including managed care organizations, or other reimbursement bodies or payors limit the indications for which EXONDYS 51 will be reimbursed or fail to recognize accelerated approval and surrogate endpoints as clinically meaningful.

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

Additionally, our gene therapy product candidates represent novel approaches to treatment that will call for new levels of innovation in both pricing, reimbursement, payment and drug access strategies. Current reimbursement models may not accommodate the unique factors of our gene therapy product candidates, including high up-front costs, lack of long-term efficacy and safety data and fees associated with complex administration, dosing and patient monitoring requirements. Hence, it may be necessary to restructure approaches to payment, pricing strategies and traditional payment models to support these therapies.

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

•	the effectiveness of our sales and marketing organizations and distribution networks;
•	the ability of patients or providers to be adequately reimbursed for EXONDYS 51 in a timely manner from government and private payors;

•	the ability to timely demonstrate to the satisfaction of payors real world effectiveness and the economic, humanistic and societal benefits of EXONDYS 51;
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

In order to market any product in a foreign country, we must comply with numerous and varying regulatory requirements for approval in those countries regarding demonstration of evidence of the product’s safety and efficacy and governing, among other things, labeling, distribution, advertising, and promotion, as well as pricing and reimbursement of the product. Obtaining marketing approval in a foreign country is an extensive, lengthy, expensive and uncertain process, and the regulatory authority may reject an application or delay, limit or deny approval of eteplirsen for many reasons, including:

•

we may not be able to demonstrate to the satisfaction of foreign regulatory authorities the risk benefit of eteplirsen for the treatment of patients with DMD who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping;

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

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ significantly from that required to obtain approval in the U.S. In particular, in many foreign countries, it is required that a product receives pricing and reimbursement approval before the product can be distributed commercially. Many foreign countries undertake cost-containment measures that could affect pricing or reimbursement of eteplirsen. This can result in substantial delays, and the price that is ultimately approved in some countries may be lower than the price for which we expect to offer EXONDYS 51.

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

We cannot predict whether historical revenues from eteplirsen through our EAP outside the U.S. will continue or whether we will be able to continue to distribute eteplirsen through our EAP.

In certain countries outside the U.S., reimbursement for products that have not yet received marketing authorization may be provided through national EAPs. We have contracted with third party distributors to distribute eteplirsen in certain countries outside the U.S. through EAP, which we plan to expand to other jurisdictions in the future. While we generate revenue from the distribution of eteplirsen through our EAP, we cannot predict whether historical revenues from these programs will continue, whether we will be able to continue to distribute our products through EAP in these countries, or whether commercial revenues will exceed revenues historically generated from sales through our EAP. Reimbursement through national EAPs may cease to be available if authorization for an EAP expires or is terminated. For example, healthcare providers in EAP jurisdictions may not be convinced that their patients can benefit from eteplirsen or may prefer to wait until such time as eteplirsen is approved by a regulatory authority in their country before prescribing eteplirsen. Even if a healthcare provider is interested in obtaining access to eteplirsen for its patient through the EAP, the patient will not be able to obtain access to eteplirsen if payment for the drug is not secured.

Any failure to maintain revenues from sales of eteplirsen through our EAP and/or to generate revenues from commercial sales of eteplirsen exceeding historical sales through our EAP could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

DMD, LGMD, Pompe disease, CMT and MPS IIIA are rare, fatal genetic neuromuscular disorders. DMD affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon-51 skipping. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. Pompe disease affects an estimated one in approximately every 40,000 individuals. CMT is a group of peripheral nerve disorders affecting approximately one in every 2,500 individuals. CMT type 1A affects approximately 50,000 patients in the U.S. MPS IIIA affects approximately 1 in 100,000 newborns. Our estimates of the size of these patient populations are based on limited number of published studies as well as internal analyses. Various factors may decrease the market size of our product and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our product and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product or our product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 53), Daiichi Sankyo (notably for exon 45) and Audentes Therapeutics, Inc. (notably for exons 51 and 53); (ii) gene therapies that express microdystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences; (iii) CRISPR/Cas 9 approaches, such as Exonics Therapeutics and Editas Medicine; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our product and product candidates and that are being developed by Santhera, Summit, Catabasis, Pfizer, Fibrogen, ReveraGen, Capricor and Tivorsan. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen and Sanofi. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Summit, Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics, and Editas Medicine.

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

In order to achieve our long-term business objectives, we actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring products, technologies or businesses. We may face competition from other companies in pursuing acquisitions and similar transactions in the biotechnology industry. This competition is most intense for approved drugs and late-stage drug candidates, which have the lowest risk and would have the most immediate effect on our financial performance. Our ability to complete transactions may also be limited by applicable antitrust and trade regulation laws and regulations in the U.S. and foreign jurisdictions in which we or the operations or assets we seek to acquire carry on business.

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

•	difficulties obtaining institutional review board (“IRB”) approval, and equivalent approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;
•	ensure adherence to trial designs and protocols agreed upon and approved by regulatory authorities and applicable legal and regulatory guidelines;
•	delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;
•	the occurrence of serious adverse events or unexpected drug-related side effects experienced by patients in a clinical trial or unexpected results in ongoing non-clinical trials;
•	delays in validating endpoints utilized in a clinical trial;
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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, on July 11, 2018, the FDA released draft guidance documents intended to reflect recent advances in the field, and to update the framework for the development, review and approval of gene therapies. These draft guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. Furthermore, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health (“NIH”), are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (“RAC”). Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation. Clinical trial sites in the U.S. that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research. In addition, the FDA can put an IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical trial can begin at any institution, that institution’s IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

With respect to the pre-commercial distribution of eteplirsen to patients outside of the U.S., we have contracted with third party distributors and service providers to distribute eteplirsen in certain countries through our EAP. We will need to continue building out our network for commercial distribution in jurisdictions in which eteplirsen is approved, which will also require third party contracts. The use of distributors and service providers involves certain risks, including, but not limited to, risks that these organizations will not comply with applicable laws and regulations, or not provide us with accurate or timely information regarding serious adverse events and/or product complaints regarding eteplirsen. Any such events may result in regulatory actions that may include suspension or termination of the distribution and sale of eteplirsen in a certain country, loss of revenue, and/or reputational damage, which could harm our results of operations and business.

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

While we work diligently with all contract manufacturers to maintain full compliance via routine audit programs, we do not have direct operational control over a third-party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of EXONDYS 51 and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. The failure to achieve and maintain compliance with cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in product recalls, clinical holds, delayed or withheld approvals, patient injury or death.

This risk is particularly heightened as we optimize manufacturing for our product candidates. For example, we were notified by the Research Institute at Nationwide that they received a letter from the FDA on July 24, 2018, stating that their Phase 1/2a DMD micro-dystrophin gene therapy trial had been placed on clinical hold due to the presence of a trace amount of DNA fragment in research-grade third-party supplied plasmid (the “Clinical Hold”). The Research Institute, working with us, developed an action plan with immediate plans to submit for review by the FDA, which included the use of Good Manufacturing Practices (“GMP”) plasmid for the program. On September 24, 2018, we announced that the FDA had lifted the Clinical Hold and that we do not anticipate any material delay to this program.

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

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, particularly gene therapy programs, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years and have been protected with third party patent rights. Due to the amount of intellectual property in our various fields of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future.  Our competitors might have obtained, or could obtain in the future, patents that limit, interfere with or eliminate our ability to make, use and sell our product, product candidates or platform technologies in important commercial markets.

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

We incurred an operating loss of $275.4 million and $351.8 million for the three and six months ended June 30, 2019, respectively. Our accumulated deficit was $1.9 billion as of June 30, 2019. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. Since EXONDYS 51 and our product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last thirty-six months, our stock has increased as much as 74% in a single day or decreased as much as 11% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

As of June 30, 2019, there were approximately 74.3 million shares of common stock outstanding and outstanding awards to purchase 9.7 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2019, there were approximately 3.3 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.1 million shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan, and approximately 0.5 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our 2018 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or stock options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

10.1*

Amendment No. 1 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand

X

10.2†	Sub-Plan for Japan under the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan					X

10.3†	Sub-Plan for Japan under the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan					X

10.4†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employment Stock Purchase Plan (as Amended and Restated on June 27, 2016)					X

31.1	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	Identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 7, 2019	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)