Form 10-Q
period 2019-09-30
Sarepta Therapeutics, Inc.
filed 2019-11-07
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	74,543,123
(Class)	(Outstanding as of November 4, 2019)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of September 30, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$724,829	$370,829
Short-term investments	324,063	803,083
Accounts receivable	68,032	49,044
Inventory	166,360	125,445
Other current assets	79,015	77,782
Total current assets	1,362,299	1,426,183
Property and equipment, net of accumulated depreciation of $44,701 and $28,149 as of September 30, 2019, and December 31, 2018, respectively	119,532	97,024
Intangible assets, net of accumulated amortization of $5,091 and $3,852 as of September 30, 2019, and December 31, 2018, respectively	11,975	11,574
Right of use asset, net	39,493	—
Other assets	169,171	107,294
Total assets	$1,702,470	$1,642,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,946	$33,829
Accrued expenses	121,663	134,095
Deferred revenue	3,303	3,303
Other current liabilities	8,944	2,463
Total current liabilities	215,856	173,690
Long-term debt	436,421	420,554
Lease liabilities	49,741	—
Deferred rent and other	5,248	15,555
Total liabilities	707,266	609,799
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 74,504,835 and 71,071,887 issued and outstanding at September 30, 2019, and December 31, 2018, respectively	7	7
Additional paid-in capital	3,053,420	2,611,294
Accumulated other comprehensive income (loss)	75	(99)
Accumulated deficit	(2,058,298)	(1,578,926)
Total stockholders’ equity	995,204	1,032,276
Total liabilities and stockholders’ equity	$1,702,470	$1,642,075

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product, net	$99,041	$78,486	$280,720	$216,619
Total revenues	99,041	78,486	280,720	216,619
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	13,037	8,741	41,019	21,058
Research and development	133,949	86,584	337,768	255,636
Selling, general and administrative	75,429	53,044	203,388	143,541
Acquired in-process research and development	—	—	173,240	—
Amortization of in-licensed rights	216	216	649	649
Total cost and expenses	222,631	148,585	756,064	420,884
Operating loss	(123,590)	(70,099)	(475,344)	(204,265)
Other loss:
Other expense, net	(2,510)	(6,968)	(3,544)	(16,671)
Other loss	(2,510)	(6,968)	(3,544)	(16,671)

Loss before income tax expense	(126,100)	(77,067)	(478,888)	(220,936)
Income tax expense (benefit)	226	(674)	484	87
Net loss	(126,326)	(76,393)	(479,372)	(221,023)

Other comprehensive income (loss):
Unrealized (losses) gains on investments	(7)	369	174	387
Total other comprehensive income (loss)	(7)	369	174	387
Comprehensive loss	$(126,333)	$(76,024)	$(479,198)	$(220,636)

Net loss per share - basic and diluted	$(1.70)	$(1.15)	$(6.54)	$(3.38)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	74,177	66,209	73,298	65,454

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	71,072	$7	$2,611,294	$(99)	$(1,578,926)	$1,032,276
Exercise of options for common stock	382	—	9,973	—	—	9,973
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	35	—	—	—	—	—
Shares withheld for taxes	(7)	—	(889)	—	—	(889)
Issuance of common stock for cash, net of offering costs	2,604	—	365,264	—	—	365,264
Issuance of common stock under employee stock purchase plan	48	—	2,326	—	—	2,326
Stock-based compensation	—	—	16,139	—	—	16,139
Unrealized gains from available-for-sale securities	—	—	—	118	—	118
Net loss	—	—	—	—	(76,643)	(76,643)
Balance at March 31, 2019	74,134	$7	$3,004,107	$19	$(1,655,569)	$1,348,564
Exercise of options for common stock	176	—	7,092	—	—	7,092
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	18	—	—	—	—	—
Issuance of common stock for cash, net of offering costs	—	—	89	—	—	89
Stock-based compensation	—	—	19,762	—	—	19,762
Unrealized gains from available-for-sale securities	—	—	—	63	—	63
Net loss	—	—	—	—	(276,403)	(276,403)
Balance at June 30, 2019	74,328	$7	$3,031,050	$82	$(1,931,972)	$1,099,167
Exercise of options for common stock	166	—	2,428	—	—	2,428
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	1	—	—	—	—	—
Shares withheld for taxes	(34)	—	(3,448)	—	—	(3,448)
Issuance of common stock under employee stock purchase plan	44	—	2,753	—	—	2,753
Stock-based compensation	—	—	20,637	—	—	20,637
Unrealized losses from available-for-sale securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(126,326)	(126,326)
Balance at September 30, 2019	74,505	$7	$3,053,420	$75	$(2,058,298)	$995,204

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - PRIOR FISCAL YEAR

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	64,792	$6	$2,006,598	$(379)	$(1,217,008)	$789,217
Exercise of options for common stock	653	1	11,887	—	—	11,888
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	14	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	34	—	756	—	—	756
Stock-based compensation	—	—	10,526	—	—	10,526
Unrealized losses from available-for-sale securities	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	(35,363)	(35,363)
Balance at March 31, 2018	65,493	$7	$2,029,767	$(643)	$(1,252,371)	$776,760
Exercise of options for common stock	872	—	21,743	—	—	21,743
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	26	—	—	—	—	—
Shares withheld for taxes	(45)	—	(5,750)	—	—	(5,750)
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	15,279	—	—	15,279
Unrealized gains from available-for-sale securities	—	—	—	282	—	282
Net loss	—	—	—	—	(109,267)	(109,267)
Balance at June 30, 2018	66,346	$7	$2,061,039	$(361)	$(1,361,638)	$699,047
Exercise of options for common stock	323	—	7,094	—	—	7,094
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	10	—	—	—	—	—
Shares withheld for taxes	(27)	—	(3,303)	—	—	(3,303)
Issuance of common stock under employee stock purchase plan	41	—	1,550	—	—	1,550
Stock-based compensation	—	—	11,484	—	—	11,484
Unrealized gains from available-for-sale securities	—	—	—	369	—	369
Net loss	—	—	—	—	(76,393)	(76,393)
Balance at September 30, 2018	66,693	$7	$2,077,864	$8	$(1,438,031)	$639,848

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(479,372)	$(221,023)
Adjustments to reconcile net loss to cash flows from operating activities:
Acquired in-process research and development	173,240	—
Depreciation and amortization	22,341	8,718
Amortization of investment discount	(7,449)	(4,742)
Loss from debt extinguishment	—	2,322
Non-cash interest expense	15,887	15,206
Stock-based compensation	56,538	37,289
Other	892	94
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(18,988)	(19,133)
Net increase in inventory	(40,915)	(32,211)
Net increase in other assets	(94,710)	(84,344)
Net increase in accounts payable, accrued expenses, deferred revenue and other liabilities	79,868	31,584
Net cash used in operating activities	(292,668)	(266,240)

Cash flows from investing activities:
Purchase of property and equipment	(42,374)	(40,954)
Purchase of intangible assets	(2,048)	(2,633)
Purchase of available-for-sale securities	(984,225)	(651,387)
Purchases of restricted investment	—	(353)
Maturity and sale of available-for-sale securities	1,470,848	562,575
Acquisition of Myonexus Therapeutics, Inc., net of cash acquired	(172,556)	—
Net cash provided by (used in) investing activities	269,645	(132,752)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	365,353	—
Taxes paid related to net share settlement of equity awards	(4,337)	—
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	24,572	43,031
Repayment of June 2015 and July 2017 Term Loan	—	(30,000)
Proceeds from revolving line of credit	—	217,722
Repayment of revolving line of credit	—	(218,631)
Repayments on mortgage loans	—	(1,265)
Payment of debt extinguishment	—	(1,990)
Net cash provided by financing activities	385,588	8,867

Increase (decrease) in cash, cash equivalents and restricted cash	362,565	(390,125)

Cash, cash equivalents and restricted cash:
Beginning of period	370,829	599,827
End of period	$733,394	$209,702

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$724,829	$209,702
Restricted cash in other assets	8,565	—
Total cash, cash equivalents and restricted cash	$733,394	$209,702

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,275	$6,861
Supplemental schedule of non-cash investing activities and financing activities:
Reclassification of long term investments to short term investments	$—	$9,980
Reclassification of revolving line of credit balance to other receivable	$—	$683
Intangible assets included in accrued expenses	$210	$234
Property and equipment included in accrued expenses	$2,117	$2,515

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

Its first commercial product in the U.S., EXONDYS 51® (eteplirsen) Injection (“EXONDYS 51”), was granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016. EXONDYS 51 is indicated for the treatment of Duchenne muscular dystrophy (“DMD”) in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. In December 2018, the Company completed the submission of its rolling new drug application (“NDA”) to the FDA seeking accelerated approval for golodirsen, the Company’s PMO chemistry and exon-skipping technology to skip exon 53 of the DMD gene.   On August 19, 2019, the Company received a Complete Response Letter (“CRL”) from the FDA regarding the NDA.  The CRL generally cites two concerns: the risk of infections related to intravenous infusion ports and renal toxicity seen in pre-clinical models of golodirsen and observed following administration of other antisense oligonucleotides.

As of September 30, 2019, the Company had approximately $1,058.5 million of cash, cash equivalents and investments, consisting of $724.8 million of cash and cash equivalents, $324.1 million of short-term investments, and $9.6 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2019, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 60 to 91 days. Outside of the U.S., the payment terms range between 45 and 150 days. Three individual customers accounted for 43%, 40% and 11% of net product revenues for the three months ended September 30, 2019 and 42%, 41% and 13% of net product revenues for the nine months ended September 30, 2019. Three individual customers accounted for 41%, 39% and 17% of net product revenues for the three months ended September 30, 2018 and 43%, 36% and 18% of net product revenues for the nine months ended September 30, 2018. Three individual customers accounted for 42%, 34% and 15% of accounts receivable from product sales as of September 30, 2019 and 55%, 24% and 12% of accounts receivable from product sales as of September 30, 2018. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profile. As of September 30, 2019, the Company believes that such customers are of high credit quality.

As of September 30, 2019 the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

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

As a result of adopting ASC 842, the Company recorded lease right-of-use (“ROU”) assets of $42.5 million and lease liabilities of $60.1 million as of January 1, 2019, primarily related to real estate leases, based on the present value of future lease payments on the date of adoption. The difference between the ROU assets and lease liabilities was due to previously recorded net deferred rent liabilities that were reclassified into the ROU assets. There was no impact to retained earnings upon adoption of ASC 842. Amounts related to finance leases were immaterial as of adoption and September 30, 2019.

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

In accordance with ASC 842, components of a lease should be bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified must then be allocated based on the respective relative fair values to the lease components and non-lease components. However, ASC 842 provides entities with a practical expedient that allows them to make an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, entities would account for each lease component and the related non-lease component together as a single component. For new and amended real estate leases beginning after January 1, 2019, the Company has elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only.

There have not been any other material changes to the Company’s accounting policies through September 30, 2019.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of September 30, 2019, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This ASU requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance contained in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrange is ready for its intended use. ASU No. 2018-15 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of September 30, 2019, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted, and requires adoption using a modified retrospective approach, with certain exceptions. Based on the composition of the Company’s investment portfolio as of September 30, 2019, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. Additionally, for trade receivables, due to their short duration and the credit profile of the Company’s customers, the effect of transitioning from the incurred losses model to the expected losses model is not expected to be material.

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

Additionally, the Company assessed whether any of the contingent payments met the definition of a derivative under ASC 815 and, therefore, should be accounted for as contingent consideration. The Company identified that one regulatory-related milestone (not solely based on drug approval by the FDA) met the definition of a derivative. As a result, the Company recorded a contingent consideration liability of $4.5 million at the acquisition date. Any changes in the fair value of the contingent consideration liability after the acquisition date will be reported in the Company’s statement of operations. This amount was estimated through a probability-weighted expected return method that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 fair value measurement. The Company did not assume any other liabilities as a result of the acquisition.

The following table summarizes the total consideration for the acquisition and the value of assets acquired and liability assumed:

Consideration
Purchase price	$165,000
Transactions costs and other fees	8,753
Contingent consideration	4,500
Total consideration	$178,253

Assets Acquired
Cash and cash equivalents	$1,197
Prepaids	3,816
In-process research and development	173,240
Total assets acquired	$178,253

Liability Assumed
Contingent consideration	4,500
Total liability assumed	$4,500

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

The portion of the $200.0 million in contingent payments related to the sales milestone will be accrued when and if the sales milestone becomes probable of being achieved, and the related payment will be capitalized and amortized over the life of the patent. As of September 30, 2019, the sales milestone was not probable of being achieved and, therefore, no assets or expense were recognized.

Summit

On October 3, 2016, the Company entered into an exclusive Collaboration and License Agreement (the “Collaboration Agreement”) with Summit (Oxford) Ltd. (“Summit”), which grants us the exclusive right to commercialize products in Summit’s utrophin modulator pipeline in the EU, Switzerland, Norway, Iceland, Turkey and the Commonwealth of Independent States. On June 27, 2018, Summit announced that it decided to discontinue the development of ezutromid after reviewing the top-line results from its Phase 2 trial. On August 16, 2019, the Company terminated the Collaboration Agreement. As of September 30, 2019, the Company had $0.5 million remaining to be paid to Summit in accordance with the agreement. There were no additional charges associated with the termination of the agreement.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of September 30, 2019, the Company may be obligated to make up to $1,508.7 million of future development, regulatory, commercial, and up-front royalty milestone payments associated with its license and collaboration agreements. For the three and nine months ended September 30, 2019, the Company recognized up-front and milestone expenses of $10.2 million and $25.7 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2018, the Company recognized up-front and milestone expenses of $18.0 million and $78.0 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$119,538	$119,538	$—	$—
Commercial paper	9,984	—	9,984	—
Government and government agency bonds	725,820	725,820	—	—
Corporate bonds	9,998	9,998	—	—
Strategic equity investments	31,834	1,834	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$898,175	$858,191	$9,984	$30,000

Liabilities
Contingent consideration	$5,200	$—	$—	$5,200
Total liabilities	$5,200	$—	$—	$5,200

	Fair Value Measurement as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$42,920	$42,920	$—	$—
Commercial paper	125,907	—	125,907	—
Government and government agency bonds	760,235	760,235	—	—
Corporate bonds	43,468	43,468	—	—
Strategic equity investments	31,739	1,739	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total	$1,005,270	$849,363	$125,907	$30,000

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, corporate bonds, the Company’s strategic investment in Lysogene S.A. and certificates of deposit. Certain of the government and government agency bonds are traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2019.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing market observable data.

The Company’s asset with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) as more fully described in Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The fair value of the asset was initially based on a cost approach corroborated by the Black-Scholes option pricing model. At the end of each reporting period, the fair value will be adjusted if Lacerta issues similar or identical equity securities or when there is a triggering event for impairment. There were no changes in the fair value of the Lacerta strategic investment from December 31, 2018.

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relate to the regulatory-related contingent payments to Myonexus selling shareholders as well as to an academic institution under a separate license agreement that meet the definition on a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements. This amount was estimated through an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings. There were no changes in the fair value of the contingent consideration since the liability was initially recorded in the three months ended June 30, 2019. As of September 30, 2019, the contingent consideration was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheets.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximated fair value because of the short-term maturity of these financial instruments.

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Money market funds	$119,538	$42,920
Government and government agency bonds	421,739	111,587
Commercial paper	—	14,940
Total	$541,277	$169,447

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2019 and December 31, 2018 was approximately one and two months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$303,090	$—	$—	$303,090
Commercial paper	9,984	—	—	9,984
Government and government agency bonds	725,749	74	(3)	725,820
Corporate bonds	9,994	4	—	9,998
Total cash, cash equivalents and short-term investments	$1,048,817	$78	$(3)	$1,048,892
As reported:
Cash and cash equivalents	$724,808	$24	$(3)	$724,829
Short-term investments	324,009	54	—	324,063
Total cash, cash equivalents and short-term investments	$1,048,817	$78	$(3)	$1,048,892

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$244,302	$—	$—	$244,302
Commercial paper	125,907	—	—	125,907
Government and government agency bonds	760,258	12	(35)	760,235
Corporate bonds	43,544	—	(76)	43,468
Total cash, cash equivalents and short-term investments	$1,174,011	$12	$(111)	$1,173,912
As reported:
Cash and cash equivalents	$370,827	$3	$(1)	$370,829
Short-term investments	803,184	9	(110)	803,083
Total cash, cash equivalents and short-term investments	$1,174,011	$12	$(111)	$1,173,912

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Product sales, net of discounts and allowances	$67,260	$48,252
Government contract receivables	772	792
Total accounts receivable, net	$68,032	$49,044

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2018	$1,378	$24,276	$538	$2,318	$28,510
Provision	7,291	32,310	3,541	7,729	50,871
Payments/credits	(7,838)	(22,053)	(3,009)	(5,975)	(38,875)
Balance, as of September 30, 2019	$831	$34,533	$1,070	$4,072	$40,506

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Reduction to accounts receivable	$5,437	$2,364
Component of accrued expenses	35,069	26,146
Total reserves	$40,506	$28,510

7. INVENTORY

The following table summarizes the components of the Company’s inventory for the period indicated:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Raw materials	$74,077	$71,313
Work in progress	90,489	47,279
Finished goods	1,794	6,853
Total inventory	$166,360	$125,445

8. OTHER CURRENT ASSETS AND OTHER NON-CURRENT ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Manufacturing-related deposits and prepaids	$47,795	$39,036
Prepaid clinical and pre-clinical expenses	9,062	9,706
Prepaid research expenses	3,957	1,932
Prepaid insurance	3,699	1,006
Leasehold improvement receivable	3,059	13,474
Prepaid maintenance services	2,794	2,994
Prepaid income tax	2,132	2,130
Prepaid commercial expenses	1,408	1,573
Other	5,109	5,931
Total other current assets	$79,015	$77,782

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Manufacturing-related deposits and prepaids	$117,811	$62,821
Strategic investments	31,834	31,739
Restricted cash and investments	9,566	1,001
Prepaid clinical expenses	4,499	7,541
Alternative minimum tax credit	3,367	3,367
Other	2,094	825
Total other non-current assets	$169,171	$107,294

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Product revenue related reserves	$35,069	$26,146
Accrued employee compensation costs	28,053	24,692
Accrued clinical and pre-clinical costs	15,595	11,396
Accrued contract manufacturing costs	15,250	15,794
Accrued professional fees	11,938	11,319
Accrued royalties	6,350	8,254
Accrued interest expense	3,183	1,045
Accrued property and equipment	2,117	5,421
Accrued research costs	778	1,070
Accrued collaboration cost sharing	541	2,167
Accrued milestone expense	152	24,020
Other	2,637	2,771
Total accrued expenses	$121,663	$134,095

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	152,248	$51.64	359,182	$68.31	1,297,747	$72.50	2,011,863	$43.17
Restricted stock units	78,073	$99.52	5,990	$138.04	483,703	$132.45	175,410	$76.27
Restricted stock awards	—	$—	10,500	$142.71	—	$—	27,590	$98.57

Stock-based Compensation Expense

For the three months ended September 30, 2019 and 2018, total stock-based compensation expense was $20.6 million and $11.5 million, respectively. For the nine months ended September 30, 2019 and 2018, total stock-based compensation expense was $56.5 million and $37.3 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$6,972	$3,260	$18,982	$10,349
Selling, general and administrative	13,665	8,224	37,556	26,940
Total stock-based compensation expense	$20,637	$11,484	$56,538	$37,289

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	$13,941	$9,007	$39,175	$27,362
Restricted stock awards/units	5,233	1,987	14,333	8,654
Employee stock purchase plan	1,463	490	3,030	1,273
Total stock-based compensation expense	$20,637	$11,484	$56,538	$37,289

11. OTHER EXPENSE, NET

The following table summarizes other expense, net, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousand)
Interest expense	$(7,518)	$(10,681)	$(22,279)	$(26,460)
Interest income	1,293	1,477	5,758	5,236
Amortization of investment discount	4,089	2,295	13,002	5,123
Other expense	(374)	(59)	(25)	(570)
Total other expense, net	$(2,510)	$(6,968)	$(3,544)	$(16,671)

12. LEASES

The Company’s operating leases for its Cambridge, Andover and Burlington, Massachusetts and Dublin and Columbus, Ohio facilities provide for scheduled annual rent increases throughout each lease’s term. A summary of these leases are as follows:

In June 2013, the Company entered into a lease agreement (the “Cambridge Lease”) for its headquarters located in Cambridge, Massachusetts. In April and September 2018 and June 2019, the Company entered into the seventh, eighth, and ninth amendments, respectively, to its Cambridge Lease which extended the original term of the lease to September 30, 2025 and increased the total rental space to approximately 170,929 square feet.

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

The adoption of ASC 842 resulted in the recognition of operating lease liabilities and ROU assets of $60.1 million and $42.5 million, respectively, on the Company’s balance sheet relating to its leases for its corporate headquarters and its office and lab space on the January 1, 2019 transition date. Further, the Company reclassified upon adoption $18.0 million of deferred rent which served to reduce the ROU assets recognized on the balance sheet, in accordance with the transition guidance.

As of September 30, 2019, operating lease assets were $39.5 million and operating lease liabilities were $57.3 million. Amounts related to financing leases were immaterial. The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2019:

Operating Lease (in thousands)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Lease cost
Operating lease cost	2,606	7,738
Variable lease cost	1,008	2,946
Total lease cost	$3,614	$10,684

Other information
Operating lease payments		7,606
Operating lease liabilities arising from obtaining ROU assets		—
Weighted average remaining lease term		5.7
Weighted average discount rate		7.50%

Future minimum lease payments under the Company’s non-cancelable operating leases as of September 30, 2019, are as follows:

Maturity of lease liability (in thousands)	As of September 30, 2019
2019 (October - December)	$2,809
2020	11,718
2021	12,890
2022	11,080
2023	11,230
Thereafter	21,126
Total minimum lease payments	70,853
Less: imputed interest	(13,516)
Total operating lease liabilities	$57,337
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities within other current liabilities	$7,596
Lease liabilities	49,741
Total operating lease liabilities	$57,337

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2018, are as follows:

Maturity of lease liability (in thousands)	As of December 31, 2018
2019	$11,588
2020	11,395
2021	12,558
2022	10,757
2023	10,898
Thereafter	20,524
Total minimum lease payments	$77,720

13. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and nine months ended September 30, 2019 and 2018, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net loss	$(126,326)	$(76,393)	$(479,372)	$(221,023)
Weighted-average common shares outstanding - basic	74,177	66,209	73,298	65,454
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	74,177	66,209	73,298	65,454
Net loss per share - basic and diluted	$(1.70)	$(1.15)	$(6.54)	$(3.38)

*

For the three and nine months ended September 30, 2019 and 2018, stock options, RSAs, RSUs, and ESPP to purchase 9.6 million and 9.2 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as they may be settled in cash or shares at the Company’s option. While the closing price on September 30, 2019 exceeded the conversion price of $73.42, the potential shares issuable under the 2024 Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method. In the period of conversion, the 2024 Notes will have no impact on diluted net earnings (loss) if they are settled in cash and will have an impact on diluted earnings per share if the Notes are settled in shares upon conversion and when the Company in an income position.

14. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

Brammer Bio MA, LLC

The Company entered into a Development, Commercial Manufacturing and Supply Agreement (the “Brammer Manufacturing Agreement”) and, subsequently, entered into the first amendment (the “Amendment”) to the Brammer Manufacturing Agreement (collectively, “Brammer Supply Agreements”) with Brammer Bio MA, LLC (“Brammer”) in June 2018 and May 2019, respectively. Pursuant to the terms of the Brammer Supply Agreements, Brammer agreed to provide the Company with access to clinical and commercial manufacturing capacity for its gene therapy programs. For more information related to the Brammer Manufacturing Agreement, please read Note 21, Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

As a result of the Amendment: (i) the Company now has access to substantially all of the related facility’s capacity, subject to certain minimum and maximum volume limitations, (ii) the Company was required to make a $6.0 million advance payment to Brammer upon execution of the Amendment, and (iii) the quarterly capacity access fee payments due to Brammer throughout the term of the agreement increased from $10.0 million to $13.3 million, starting January 1, 2020. However, through December 31, 2019, a reduced quarterly capacity access fee will be in effect as Brammer works towards achieving full capacity at its facility. In addition, the application of certain prepayments will reduce the quarterly capacity access fees paid through 2021.

Upon execution of the Amendment, the Company determined that the Brammer Supply Agreements contain an embedded lease because the Company now has the right to direct the use of the facility and related equipment therein.  Further, the Company determined that it does not control the facility or related equipment during construction and, thus, the lease does not fall in the scope of “build-to-suit” accounting. The lease had not commenced as of September 30, 2019.  Accordingly, total cumulative payments made to Brammer of $68.3 million have been recorded as other assets and will be considered in the initial measurement of the cost of the right-of-use asset at the lease commencement date. The Company expects the lease commencement to occur in the three months ended December 31, 2019, and upon commencement, the Company expects a material right-of-use asset and lease liability will be recorded.

Paragon Bioservices, Inc.

In October 2018, the Company entered into a manufacturing collaboration agreement (the “Collaboration Agreement”) with Paragon Bioservices, Inc. (“Paragon”). Pursuant to the terms of the Collaboration Agreement, Paragon agreed to provide the Company with two dedicated clean room suites and an option to gain access to two additional clean room suites for its gene therapy programs. On February 22, 2019, the Company entered into a manufacturing and supply agreement (the “Paragon Supply Agreement”) with Paragon. The Paragon Supply Agreement consists of two periods: the pre-launch period and the post-launch period. During the pre-launch period, the Company is obligated to purchase a minimum amount of $4.0 million of batches per quarter per clean room. During the post-launch period, on an annual basis, the Company is obligated to purchase a minimum number of batches per clean room. Both the Collaboration Agreement and the Supply Agreements will expire on December 31, 2024. On September 11, 2019, the Company exercised the option to gain access to additional clean room suites and is required to pay a reservation fee of $12.0 million during fiscal year 2020 in connection with the exercise of the option.

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of September 30, 2019 (in thousands)
2019 (October - December)	$99,583
2020	264,955
2021	168,690
2022	57,204
2023	57,244
Thereafter	202,750
Total manufacturing commitments	$850,426

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, on August 30, 2019, Plaintiff Andrew Salinger filed a putative class action complaint against the Company and two of its current officers, Douglas S. Ingram and Sandesh Mahatme (collectively, the “Defendants”), in the United States District Court for the Southern District of New York.  The complaint alleges that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, in connection with the Company’s disclosures related to golodirsen. The proposed class consists of all persons or entities who acquired Company securities between September 6, 2017 and August 19, 2019.  We are unable to provide an estimate of possible loss or range of possible loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our expectations regarding the continued growth of our business operations due, in part, to the commercialization of new pharmaceutical products;
•

our technologies and programs, including those with strategic partners, and their respective potential benefits, including the goal of exon skipping to create the production of an internally truncated but functional dystrophin protein and the goal of MYO-101 to restore the dystrophin associated protein complex;

•

our belief that our partnerships with manufacturers will provide us access to additional commercial manufacturing capacity for our micro-dystrophin Duchenne muscular dystrophy (“DMD”) gene therapy program, as well as a manufacturing platform for future gene therapy programs, and our belief that our current network of manufacturing partners are able to fulfil the requirements of our commercial plan;

•	our plan to continue building out our network for commercial distribution in jurisdictions in which eteplirsen is approved;
•

estimated timelines and milestones for 2019 and beyond, including our plan to evaluate the submission of a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for casimersen once we have further clarity on the Complete Response Letter we received from the FDA regarding the NDA for golodirsen and initiating a confirmatory trial for our micro-dystrophin gene therapy program using commercial supply of SRP-9001 in the first half of 2020;

•	our plan to expand our pipeline in 2019 through internal research and development and through strategic transactions;
•	our belief that the delivery of NT-3 may have applicability to other subtypes of Charcot-Marie-Tooth (“CMT”) in addition to other muscle-wasting diseases;
•	the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for EXONDYS 51 in confirmatory trials;
•	our plan to evaluate future engagement with the European Medicines Agency (the “EMA”) on potential next steps for EMA approval of eteplirsen;
•	our ability to further secure long-term supply of EXONDYS 51 and our product candidates to satisfy our planned commercial, early access programs and clinical needs;
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

•	our plans and ability to file and progress to issue additional patent applications to enhance and protect our new and existing technologies and programs;
•	our estimates regarding how long our currently available cash and cash equivalents will be sufficient to finance our operations and business plans and statements about our future capital needs;
•	our estimates regarding future revenues, research and development expenses, other expenses, capital requirements and payments to third parties;

•	our expectations relating to potential funding from government and other sources for the development of some of our product candidates;
•	our expectation regarding the impact of environmental laws and regulations on our business; and
•	our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements.

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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we are developing potential therapeutic candidates for a broad range of diseases and disorders, including DMD, Limb-Girdle muscular dystrophies (“LGMDs”), Mucopolysaccharidosis type IIIA (“MPS IIIA”) and Pompe.

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

In September 2017, we announced positive results of an analysis that included biopsies of the bicep muscle at baseline and on-treatment at the Part II, Week 48 time point. The 4053-101 interim trial results demonstrated statistical significance on all primary and secondary biological endpoints. In December 2018, we completed the submission of our rolling NDA to the FDA seeking accelerated approval for golodirsen. On August 19, 2019, we received a Complete Response Letter (“CRL”) from the FDA regarding the NDA. The CRL generally cites two concerns: the risk of infections related to intravenous infusion ports and renal toxicity seen in pre-clinical models of golodirsen and observed following administration of other antisense oligonucleotides.

•

Casimersen (SRP-4045) uses our PMO chemistry and exon-skipping technology to skip exon 45 of the DMD gene. Casimersen is designed to bind to exon 45 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 45 skipping. We are enrolling and dosing patients in ESSENCE, further described above. We have completed a dose titration portion (Phase 1) and the open-label portion (Phase 2) of a Sarepta sponsored Phase 1/2 clinical trial studying casimersen (Study 4045-101). On March 28, 2019, we announced results from our interim analysis of muscle biopsy endpoints comparing casimersen treatment to placebo in the ESSENCE study. We plan to evaluate the submission of an NDA for casimersen once we have further clarity on the CRL.

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

•

MYO-101. Myonexus Therapeutics, Inc. (“Myonexus”), our wholly-owned subsidiary, develops gene therapy programs for various forms of LGMDs. The most advanced of Myonexus’ product candidates, MYO-101, is designed to treat LGMD type 2E by transferring a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program we are developing with Nationwide. Myonexus commenced a Phase 1/2a trial of MYO-101 in the fourth quarter of 2018. On February 27, 2019, we announced positive two-month data from the first three-patient cohort dosed in the MYO-101 trial and on October 4, 2019, we announced positive nine-months data from these three patients.

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

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow synthesis and purification of our product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal large-scale Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our product and product candidates for commercial and/or clinical use. For our current and future manufacturing and supply needs, we have entered into certain manufacturing and supply arrangements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical Ingredients (“APIs”), drug product and finished goods for our product candidates. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

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

Cash, Cash Equivalents and Investments

As of September 30, 2019, we had approximately $1,058.5 million of cash, cash equivalents and investments, consisting of $724.8 million of cash and cash equivalents, $324.1 of short-term investments, and $9.6 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
	2019	2018	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$99,041	$78,486	$20,555	26%
Total revenues	99,041	78,486	20,555	26%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	13,037	8,741	4,296	49%
Research and development	133,949	86,584	47,365	55%
Selling, general and administrative	75,429	53,044	22,385	42%
Amortization of in-licensed rights	216	216	—	(—)%
Total cost and expenses	222,631	148,585	74,046	50%
Operating loss	(123,590)	(70,099)	(53,491)	76%
Other loss:
Other expense, net	(2,510)	(6,968)	4,458	(64)%
Loss before income tax expense (benefit)	(126,100)	(77,067)	(49,033)	64%
Income tax expense (benefit)	226	(674)	900	(134)%
Net loss	$(126,326)	$(76,393)	$(49,933)	65%

Net loss per share - basic and diluted	$(1.70)	$(1.15)	$(0.55)	48%

	For the Nine Months Ended September 30,
	2019	2018	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$280,720	$216,619	$64,101	30%
Total revenues	280,720	216,619	64,101	30%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	41,019	21,058	19,961	95%
Research and development	337,768	255,636	82,132	32%
Selling, general and administrative	203,388	143,541	59,847	42%
Acquired in-process research and development	173,240	—	173,240	NM*
Amortization of in-licensed rights	649	649	—	(—)%
Total cost and expenses	756,064	420,884	335,180	80%
Operating loss	(475,344)	(204,265)	(271,079)	133%
Other loss:
Other expense, net	(3,544)	(16,671)	13,127	(79)%
Loss before income tax expense	(478,888)	(220,936)	(257,952)	117%
Income tax expense	484	87	397	NM*
Net loss	$(479,372)	$(221,023)	$(258,349)	117%

Net loss per share - basic and diluted	$(6.54)	$(3.38)	$(3.16)	94%

          * NM = Not Meaningful

Revenues

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from Medicaid rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). Our estimates take into consideration current contractual and statutory requirements. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received or paid may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and net loss in the period such variances become known. Net product revenues for EXONDYS 51 for the three and nine months ended September 30, 2019 increased by $20.6 million and $64.1 million compared with the three and nine months ended September 30, 2018, respectively. These increases primarily reflect increasing demand for EXONDYS 51 in the U.S.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments, inventory costs that relate to sales of EXONDYS 51 and the related overhead costs. In addition to royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”), during the second quarter of 2019, we began to pay the University of Western Australia (“UWA”) a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the Amended and Restated UWA License Agreement. Prior to receiving regulatory approval for EXONDYS 51 from the FDA in September 2016, we expensed manufacturing and material costs as research and development expenses. For EXONDYS 51 sold in the three and nine months ended September 30, 2019 and 2018, certain manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of EXONDYS 51. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental expenses for the EXONDYS 51 sold would have been approximately $8.8 million and $9.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Three Months Ended September 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Inventory costs related to EXONDYS 51 sold and other costs	$6,687	$4,740	$1,947	41%
Royalty payments	6,350	4,001	2,349	59%
Total cost of sales	$13,037	$8,741	$4,296	49%

The cost of sales for the three months ended September 30, 2019 increased by $4.3 million, or 49%, compared with the same period in 2018. The increase was primarily driven by the following:

•	$1.9 million and $2.3 million increases in inventory costs related to EXONDYS 51 sold and other costs and royalty payments to BioMarin and UWA, respectively, reflect increasing demand for EXONDYS 51.

	For the Nine Months Ended September 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Inventory costs related to EXONDYS 51 sold and other costs	$24,396	$10,245	$14,151	138%
Royalty payments	16,623	10,813	5,810	54%
Total cost of sales	$41,019	$21,058	$19,961	95%

The cost of sales for the nine months ended September 30, 2019 increased by $20.0 million, or 95%, compared with the same period in 2018. The increase was primarily driven by the following:

•

$14.2 million and $5.8 million increases in inventory costs related to EXONDYS 51 sold and other costs and royalty payments to BioMarin and UWA, respectively, reflect increasing demand for EXONDYS 51; and,

Research and Development Expenses

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Gene therapies	$36,110	$—	$36,110	NM*
Up-front, milestone, and other expenses	12,146	18,000	(5,854)	(33)%
Eteplirsen (exon 51)	12,703	8,738	3,965	45%
Casimersen (exon 45)	8,343	6,004	2,339	39%
Golodirsen (exon 53)	5,956	6,193	(237)	(4)%
PPMO platform	4,575	7,665	(3,090)	(40)%
Other projects	323	2,548	(2,225)	(87)%
Collaboration cost-sharing	—	1,570	(1,570)	(100)%
Internal research and development expenses	53,793	35,866	17,927	50%
Total research and development expenses	$133,949	$86,584	$47,365	55%

	For the Nine Months Ended September 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Gene therapies	$76,294	$—	$76,294	NM*
Eteplirsen (exon 51)	30,392	24,961	5,431	22%
Up-front, milestone, and other expenses	28,346	78,000	(49,654)	(64)%
Casimersen (exon 45)	21,237	21,342	(105)	(0)%
Golodirsen (exon 53)	17,012	20,598	(3,586)	(17)%
PPMO platform	14,018	16,461	(2,443)	(15)%
Other projects	3,123	3,952	(829)	(21)%
Collaboration cost-sharing	416	7,632	(7,216)	(95)%
Internal research and development expenses	146,930	82,690	64,240	78%
Total research and development expenses	$337,768	$255,636	$82,132	32%

*NM = Not Meaningful

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$65,002	$29,154	$35,848	123%
Compensation and other personnel expenses	21,808	14,061	7,747	55%
Up-front, milestone, and other expenses	12,146	18,000	(5,854)	(33)%
Facility- and technology-related expenses	12,104	4,852	7,252	149%
Stock-based compensation	6,972	3,260	3,712	114%
Professional services	6,656	3,627	3,029	84%
Pre-clinical expenses	1,812	7,141	(5,329)	(75)%
Collaboration cost-sharing	—	1,570	(1,570)	(100)%
Research and other	7,449	4,919	2,530	51%
Total research and development expenses	$133,949	$86,584	$47,365	55%

Research and development expenses for the three months ended September 30, 2019 increased by $47.4 million, or 55%, compared with the three months ended September 30, 2018. The increase was primarily driven by the following:

•

$35.8 million increase in clinical and manufacturing expenses primarily due to a continuing ramp-up of our micro-dystrophin program, our ESSENCE program and initiation of certain post-market studies for EXONDYS 51. The increases were offset by a ramp-down of the PROMOVI trial in EXONDYS 51 and the Phase 1/2 trial in golodirsen;

•	$7.7 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•

$5.9 million decrease in up-front, milestone, and other expenses primarily due to $10.0 million of an up-front payment due as a result of execution of a certain license agreement during the third quarter of 2019, as compared with a $10.0 million milestone payment to Myonexus as a result of the achievement of one of the development milestones in September 2018 as well as $8.0 million related to the purchase of a license to develop, manufacture and commercialize a pre-clinical Pompe product candidate under a license agreement with Lacerta Therapeutics, Inc. (“Lacerta”) in August 2018;

•	$7.3 million increase in facility- and technology-related expenses due to our continuing global expansion efforts as well as a change in methodology in allocation of technology expense;
•	$3.7 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$3.0 million increase in professional services primarily due to continuing accelerated company growth as a result of expansion of our research and development pipeline;
•	$5.3 million decrease in pre-clinical expenses primarily due to completion of certain toxicology studies in our PPMO platform;
•	$1.6 million decrease in collaboration cost sharing with Summit (Oxford) Ltd. as it is winding down activities on its Utrophin platform; and
•	$2.5 million increase in research and other primarily driven by an increase in lab supplies as a result of an increase in headcount as well as sponsored research with academic institutions.

	For the Nine Months Ended September 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$146,773	$75,630	$71,143	94%
Compensation and other personnel expenses	63,527	34,471	29,056	84%
Facility- and technology-related expenses	34,216	11,292	22,924	203%
Up-front, milestone, and other expenses	28,346	78,000	(49,654)	(64)%
Stock-based compensation	18,982	10,349	8,633	83%
Professional services	16,292	12,108	4,184	35%
Pre-clinical expenses	9,826	15,223	(5,397)	(35)%
Collaboration cost-sharing	416	7,632	(7,216)	(95)%
Research and other	19,390	10,931	8,459	77%
Total research and development expenses	$337,768	$255,636	$82,132	32%

Research and development expenses for the nine months ended September 30, 2019 increased by $82.1 million, or 32%, compared with the nine months ended September 30, 2018. The increase was primarily driven by the following:

•

$71.1 million increase in clinical and manufacturing expenses primarily due to a continuing ramp-up of our micro-dystrophin program, our ESSENCE program and initiation of certain post-market studies for EXONDYS 51. The increases were offset by a ramp-down of the PROMOVI trial in EXONDYS 51 and the Phase 1/2 trial in golodirsen;

•	$29.1 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$22.9 million increase in facility- and technology-related expenses due to our continuing expansion efforts as well as a change in methodology in allocation of technology expense;
•

$49.7 million decrease in up-front and milestone expenses primarily due to $25.5 million of up-front payments as a result of license agreements executed during the nine months ended September 30, 2019, as compared with an up-front payment of $60.0 million to Myonexus upon execution of the warrant to purchase common stock agreement in May 2018, a milestone payment of $10.0 million to Myonexus upon achievement of one of the development milestones in September 2018 and $8.0 million related to the purchase of a license to develop, manufacture and commercialize a pre-clinical Pompe product candidate under a license agreement with Lacerta in August 2018;

•	$8.6 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$4.2 million increase in professional services primarily due to continuing accelerated company growth as a result of expansion of our research and development pipeline;
•	$5.4 million decrease in pre-clinical expenses primarily due to completion of certain toxicology studies in our PPMO platform;
•	$7.2 million decrease in collaboration cost sharing with Summit as it is winding down activities on its Utrophin platform; and
•	$8.5 million increase in research and other primarily driven by an increase in lab supplies as a result of an increase in headcount as well as sponsored research with academic institutions.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$26,992	$18,627	$8,365	45%
Professional services	25,713	20,547	5,166	25%
Stock-based compensation	13,665	8,224	5,441	66%
Facility- and technology-related expenses	7,167	2,910	4,257	146%
Other	1,892	2,736	(844)	(31)%
Total selling, general and administrative expenses	$75,429	$53,044	$22,385	42%

Selling, general and administrative expenses for the three months ended September 30, 2019 increased by $22.4 million, or 42%, compared with the three months ended September 30, 2018. This was primarily driven by the following:

•	$8.4 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$5.2 million increase in professional services primarily due to continuing global expansion;
•	$5.4 million increase in stock-based compensation primarily due to increases in headcount and stock price; and
•	$4.3 million increase in facility- and technology-related expense primarily due to continuing global expansion offset by a decrease in technology expense due to a change in allocation methodology.

	For the Nine Months Ended September 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$77,476	$49,783	$27,693	56%
Professional services	63,193	53,456	9,737	18%
Stock-based compensation	37,556	26,940	10,616	39%
Facility- and technology-related expenses	20,216	12,283	7,933	65%
Restructuring expenses	—	(2,222)	2,222	(100)%
Other	4,947	3,301	1,646	50%
Total selling, general and administrative expenses	$203,388	$143,541	$59,847	42%

Selling, general and administrative expenses for the nine months ended September 30, 2019 increased by $59.8 million, or 42%, compared with the nine months ended September 30, 2018. This was primarily driven by the following:

•	$27.7 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$9.7 million increase in professional services primarily due to continuing global expansion;
•	$10.6 million increase in stock-based compensation primarily due to increases in headcount and stock price;
•	$7.9 million increase in facility- and technology-related expense primarily due to continuing global expansion offset by a decrease in technology expense due to a change in allocation methodology; and
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

Amortization of In-licensed Rights

Amortization of in-license rights relates to the two license agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. Both in-licensed rights are being amortized on a straight-line basis over the life of the patent from the first commercial sale of EXONDYS 51. For both the three and nine months ended September 30, 2019, and 2018, we recorded amortization of in-licensed rights of approximately $0.2 million and $0.6 million, respectively.

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

For the three and nine months ended September 30, 2019, other expense, net was approximately $2.5 million and $3.5 million, respectively. For the three and nine months ended September 30, 2018, other expense, net was approximately $7.0 million and $16.7 million, respectively. The decrease primarily reflected decreases in term loan termination expenses and an increase in amortization of investment discount as a result of an increase in interest rates.

Income tax expense (benefit)

Income tax expense for the three and nine months ended September 30, 2019 was approximately $0.2 million and $0.5 million, respectively. Income tax (benefit) expense for the three and nine months ended September 30, 2018 was approximately ($0.7) million and $0.1 million, respectively. Income tax expense (benefit) for all periods presented related to state taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2019	As of December 31, 2018	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$724,829	$370,829	$354,000	95%
Short-term investments	324,063	803,083	(479,020)	(60)%
Restricted cash and investments	9,566	1,001	8,565	NM*
Total cash, cash equivalents and investments	$1,058,458	$1,174,913	$(116,455)	(10)%

Borrowings:
Convertible debt	$436,421	$420,554	$15,867	4%
Total borrowings	$436,421	$420,554	$15,867	4%

Working capital
Current assets	$1,362,299	$1,426,183	$(63,884)	(4)%
Current liabilities	215,856	173,690	42,166	24%
Total working capital	$1,146,443	$1,252,493	$(106,050)	(8)%

*NM = Not Meaningful

For both the periods ended September 30, 2019 and December 31, 2018, our principal source of liquidity was derived from proceeds from product sales of EXONDYS 51 and equity financings. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. Our working capital changes reflect that current assets are lower as a result of reductions in short-term investments, reflecting overall use of cash in operating activities, offset by increases in inventory as we increase inventory to meet our expected requirements.  Our current liabilities increase primarily reflects increases in accounts payable due to increased obligations as a result of our operating activities.

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

Cash Flows

	For the Nine Months Ended
	September 30,
	2019	2018	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(292,668)	$(266,240)	$(26,428)	10%
Investing activities	269,645	(132,752)	402,397	NM*
Financing activities	385,588	8,867	376,721	NM*
Increase (decrease) in cash and cash equivalents	$362,565	$(390,125)	$752,690	NM*

*NM = Not Meaningful

Operating Activities.

Cash used in operating activities increased by $26.4 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, primarily due to the following:

•

$85.1 million increase in net loss excluding acquired in-process research and development expense primarily driven by increases in research and development expense and selling, general and administrative expense partially offset by an increase in net product revenues for EXONDYS 51.

The increase of net loss was partially offset by:

•	$29.4 net increase in use of operating assets and liabilities; and
•	$29.3 million increase in non-cash adjustments.

Investing Activities.

Cash provided by investing activities was $269.6 million for the nine months ended September 30, 2019. Cash used in investing activities for the nine months ended September 30, 2018 was $132.8 million. The favorable change was primarily due to the following:

•	$908.3 million increase in proceeds from the sale or maturity of available-for-sale securities.

The increase was partially offset by:

•	$172.6 million increase as a result of the acquisition of Myonexus;
•	$332.8 million increase in purchase of available-for-sale securities; and
•	$1.4 million increase in purchase of property and equipment.

Financing Activities.

Cash provided by financing activities increased by $376.7 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, primarily driven by the following:

•	$365.4 million increase in proceeds from the March 2019 equity financing; and
•	$251.9 million decrease in repayment and payment of outstanding debts and debt extinguishment costs.

The increases were partially offset by:

•	$217.7 million decrease in proceeds from the revolving line of credit;
•	$18.5 million decrease in proceeds from exercise of options and purchase of stock under the Employee Stock Purchase Program; and
•	$4.3 million increase in payments related to taxes paid to net share settlement of equity awards

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2019:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Convertible debt (1)	$613,819	$8,550	$17,100	$17,100	$571,069
Lease obligations	70,853	11,613	24,130	22,582	12,528
Manufacturing obligations (2)	850,426	303,965	272,218	114,244	159,999
Total contractual obligations and contingencies	$1,535,098	$324,128	$313,448	$153,926	$743,596

(1)	Interest is included.
(2)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51 and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $1,508.7 million of future development, regulatory, and commercial, and up-front royalty milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of September 30, 2019, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2019, we had approximately $1,058.5 million of cash, cash equivalents and investments, comprised of $724.8 million of cash and cash equivalents, $324.1 million of short-term investments and $9.6 million long-term restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2019, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2019, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
•

our ability to secure and maintain adequate reimbursement for EXONDYS 51, including the duration of the prior-authorization as well as the number and duration of re-authorization processes required for patients who initially obtained coverage by third parties, including by government payors, managed care organizations and private health insurers;

•

our ability to obtain and maintain patent protection for EXONDYS 51, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing on the proprietary rights of third parties;

•	the development, commercialization or pricing of competing products or therapies for the treatment of DMD, or its symptoms, and the existence of competing clinical trials;
•	our ability to increase awareness of the importance of genetic testing and knowing/understanding DMD mutations, and identifying and addressing procedural barriers to obtaining therapy;
•	our ability to remain compliant with laws and regulations that apply to us and our commercial activities;

•	the actual market-size, ability to identify patients and the demographics of patients eligible for EXONDYS 51, which may be different than expected;
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

In some foreign countries, particularly Canada and the countries of Europe, Latin America and Asia Pacific, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take 12 to 24 months or longer after the receipt of regulatory approval and product launch. In order to obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to collect additional data, including conducting additional studies. Furthermore, several European countries have implemented government measures to either freeze or reduce pricing of pharmaceutical products. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, many foreign countries are referencing to other countries’ official public list price, hence an unsatisfactory price level in one country could consequently impinge negatively upon overall revenue.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, waiver from Medicaid drug rebate law requirements, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and the introduction of international reference pricing in the U.S.  We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures may include implementation or modification of:

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

EXONDYS 51’s commercial success, particularly in the near term in the U.S., depends upon its level of market adoption by patients, payors and healthcare providers. If EXONDYS 51 does not achieve an adequate level of market adoption for any reason, or if market adoption does not persist, our potential profitability and our future business prospects will be severely adversely impacted. The degree of market acceptance of EXONDYS 51 depends on a number of factors, including:

•

our ability to demonstrate to the medical and payor community, including specialists who may purchase or prescribe EXONDYS 51, the clinical efficacy, effectiveness and safety of EXONDYS 51 as the prescription product of choice for DMD amenable to exon-51 skipping in the U.S.;

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

We may not be able to expand the global footprint of eteplirsen outside of the U.S.

Even though EXONDYS 51 was approved for marketing in the U.S. and in Israel, we may not receive approval to commercialize EXONDYS 51 in additional countries. In November 2016, we submitted a marketing authorization application (“MAA”) for eteplirsen to the European Medicines Agency (the “EMA”) and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we have sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies is available, we plan to evaluate future engagement with the EMA on potential next steps.

In order to market any product in a country outside of the U.S., we must comply with numerous and varying regulatory requirements for approval in those countries regarding demonstration of evidence of the product’s safety and efficacy and governing, among other things, labeling, distribution, advertising, and promotion, as well as pricing and reimbursement of the product. Obtaining marketing approval in a country outside of the U.S. is an extensive, lengthy, expensive and uncertain process, and the regulatory authority may reject an application or delay, limit or deny approval of eteplirsen for many reasons, including:

•

we may not be able to demonstrate to the satisfaction of regulatory authorities outside the U.S. the risk benefit of eteplirsen for the treatment of patients with DMD who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping;

•	the results of clinical trials may not meet the level of statistical or clinical significance required for approval by regulatory authorities outside the U.S.;
•

regulatory authorities outside the U.S. may disagree with the adequacy (number, design, size, controls, conduct or implementation) of our clinical trials prior to granting approval, and we may not be able to generate the required data on a timely basis, or at all;

•

regulatory authorities outside the U.S. may conclude that data we submit to them fail to demonstrate an appropriate level of safety or efficacy of eteplirsen or that eteplirsen’s clinical benefits outweigh its safety risks;

•	regulatory authorities outside the U.S. may not accept data generated at our clinical trial sites or require us to generate additional data or information;
•

regulatory authorities outside the U.S. and Israel may impose limitations or restrictions on the approved labeling of eteplirsen, thus limiting intended users or providing an additional hurdle for market acceptance of the product;

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

In certain countries outside the U.S., reimbursement for products that have not yet received marketing authorization may be provided through national EAPs. We have contracted with third party distributors to distribute eteplirsen in certain countries outside the U.S. through EAP, which we plan to expand to other jurisdictions in the future. While we generate revenue from the distribution of eteplirsen through our EAP, we cannot predict whether historical revenues from this program will continue, whether we will be able to continue to distribute our products through EAP in these countries, or whether commercial revenues will exceed revenues historically generated from sales through our EAP. Reimbursement through national EAPs may cease to be available if authorization for an EAP expires or is terminated. For example, healthcare providers in EAP jurisdictions may not be convinced that their patients benefit from eteplirsen or may prefer to wait until such time as eteplirsen is approved by a regulatory authority in their country before prescribing eteplirsen. Even if a healthcare provider is interested in obtaining access to eteplirsen for its patient through the EAP, the patient will not be able to obtain access to eteplirsen if payment for the drug is not secured.

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
•

an inability to train sales personnel, who may have limited experience with our company or EXONDYS 51, to deliver a consistent message regarding EXONDYS 51 and be effective in educating physicians on how to prescribe EXONDYS 51;

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

Due to the nature of EXONDYS 51 and our product candidate pipeline, in addition to new chemical entity exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position.  If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater.  While orphan status for any of our products, if granted or maintained, would provide market exclusivity for the time periods specified above upon approval, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status (e.g., seven years in the U.S.).  Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

In addition, we may face risks with maintaining regulatory exclusivities for our products, and our protection may be circumvented, even if maintained.  For instance, orphan drug exclusivity in the U.S. may be rescinded if (i) an alternative, competing product demonstrates clinical superiority to our product with orphan exclusivity; or (ii) we are unable to assure the availability of sufficient quantities of our orphan product to meet the needs of patients.  Moreover, competitors may receive approval of different drugs or biologics for indications for which our prior approved orphan product has exclusivity.  Orphan drug exclusivity in Europe may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.  Thus, we cannot guarantee that another company will not receive approval to market a product candidate that is granted orphan drug exclusivity for the same drug or similar drug and same orphan indication as any of our product candidates for which we plan to file an NDA, Biologics License Application (“BLA”) or MAA.   If that were to happen, our prior approved orphan product may face competition and any pending NDA, BLA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable.

Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for these or our future product candidates, due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval of certain product candidates until the competitor’s orphan drug exclusivity period on its product expires (e.g., seven years in the U.S.).  Moreover, with respect to antisense oligonucleotides and gene therapies, it is uncertain how similarity between product candidates designed to treat the same rare disease or condition may be determined on a country-by-country basis and whether the orphan drug exclusivity of a previously approved product can block the approval of a chemically distinct product candidate under regulatory review.

The patient population suffering from DMD, LGMDs, Pompe disease, CMT 1A and MPS IIIA is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected.

DMD, LGMD, Pompe disease, CMT 1A and MPS IIIA are rare, fatal genetic disorders. DMD affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon-51 skipping. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. Pompe disease affects an estimated one in approximately every 40,000 individuals. CMT is a group of peripheral nerve disorders affecting approximately one in every 2,500 individuals. CMT type 1A affects approximately 50,000 patients in the U.S. MPS IIIA affects approximately 1 in 100,000 newborns. Our estimates of the size of these patient populations are based on limited number of published studies as well as internal analyses. Various factors may decrease the market size of our product and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our product and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our product or our product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 53), Daiichi Sankyo (notably for exon 45) and Audentes Therapeutics, Inc. (notably for exons 51 and 53); (ii) gene therapies that express microdystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences; (iii) CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics and Editas Medicine; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our product and product candidates and that are being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor and Tivorsan. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen and Sanofi. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Summit, Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), and Editas Medicine.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, on October 3, 2018, Nationwide presented positive results from a Phase 1/2a micro-dystrophin gene therapy clinical trial in four individuals with DMD enrolled in the trial and, on March 25, 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-months CK data from baseline from one of these individuals. In addition, on February 27, 2019, we announced positive expression and biomarker data from the first three-patient cohort dosed in the MYO-101 gene therapy trial to treat LGMD type 2E, or beta-sarcoglycanopathy and, on October 4, 2019, we announced positive nine-month data from these three patients.  The data is based on small patient samples and therefore may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our studies with respect to EXONDYS 51, golodirsen, casimersen, gene therapy-based product candidates and other product candidates will be positive and consistent through the study periods or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our product or product candidates will be consistent with our interpretations.

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
Our pipeline includes more than 20 programs in various stages of development for a broad range of diseases and disorders. We plan to expand our pipeline through internal research and development and through strategic transactions. Because we have limited resources, we may not be able to advance all of our programs. We may also forego or delay pursuit of opportunities with certain programs or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

The physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical and/or commercial-grade materials that meet FDA, EMA or other applicable foreign standards or specifications with consistent and acceptable production yields and costs.

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

Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory exclusivities covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcomes of such proceedings could adversely affect the validity and scope of our patents or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed products or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from our products. Any of these circumstances could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price.

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

In connection with the commercial launch of EXONDYS 51, we have enhanced our compliance program, which is based on industry best practices and is designed to ensure that our commercialization of EXONDYS 51 complies with all applicable laws, regulations and industry standards. As the requirements in this area are constantly evolving, we cannot be certain that our program will eliminate all areas of potential exposure. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of the laws described above or any other laws, rules or regulations that apply to us, we will be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. Even if we successfully defend against an action against us for violation of a law, the action and our defense could nonetheless cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

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

We incurred an operating loss of $123.6 million and $475.3 million for the three and nine months ended September 30, 2019, respectively. Our accumulated deficit was $2.1 billion as of September 30, 2019. Although we launched EXONDYS 51 in the U.S. in September 2016, we believe that it will take us some time to attain profitability and positive cash flow from operations. Since EXONDYS 51 and our product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development, manufacturing or regulatory activities or in our commercialization efforts, our stock price is likely to decline, which would make a future financing more difficult.  Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders.  The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last thirty-six months, our stock has increased as much as 37% in a single day or decreased as much as 15% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards, and we expect to issue additional stock awards and shares of common stock to attract and retain employees, directors and consultants. We may also issue shares of common stock to finance our operations and in connection with our strategic goals. Exercise of these awards and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 99.0 million shares of common stock. As of September 30, 2019, there were approximately 74.5 million shares of common stock outstanding and outstanding awards to purchase 9.6 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2019, there were approximately 3.4 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.6 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.7 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

We may issue additional shares to grant equity awards to our employees, officers, directors and consultants under our 2018 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. We may also issue additional common stock and warrants from time to time to finance our operations and in connection with strategic transactions, such as acquisitions and licensing. We may need to increase our authorized shares of common stock under our Amended and Restated Certificate of Incorporation to support these strategic goals.  There can be no assurance that we will be able to obtain shareholder approval to increase the number of authorized shares.

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

101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates management contract or compensatory plan, contract or arrangement.
*	Identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 7, 2019	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)