Form 10-K
period 2019-12-31
Sarepta Therapeutics, Inc.
filed 2020-02-26
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number : 001-14895

Sarepta Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-0797222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

215 First Street Suite 415 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 274-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SRPT	The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2019, was approximately $11,294,104,196.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2020 was 77,776,779.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part II and Part III of this Annual Report on Form 10-K portions of its definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

•

our intention to focus on continuing building our gene therapy engine, advancing our RNA technologies and potentially commercializing approved products, investing in next-generation precision medicine, and continuing nurturing our culture;

•	our intention to manufacture and supply all clinical and commercial supplies of SRP-9001;
•	our expectations regarding the continued growth of our business operations due, in part, to the commercialization of our products;
•

our technologies and programs, including those with strategic partners, and their respective potential benefits, including our PMO based compounds’ potential to be designed to create more, less, or none of certain proteins, or produce analogues of endogenous proteins; the potential of our PPMO to be tailored to reach other organs beyond muscle and result in enhanced delivery into the cell with less frequent dosing than PMOs; and the benefits of the AAVrh.74 vector, the MHCK7 promoter and the transgene;

•

our belief that our partnerships with manufacturers will provide us access to additional commercial manufacturing capacity for our micro-dystrophin DMD gene therapy program, as well as a manufacturing platform for future gene therapy programs, and our belief that our current network of manufacturing partners are able to fulfil the requirements of our commercial plan;

•	our plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved;
•

estimated timelines and milestones for 2020 and beyond, including having safety and dosing insights for SRP-5051 by the middle of 2020, commencing a trial evaluating SRP-9001 using commercial supply in the middle of 2020, pending regulatory feedback, having the results of the additional cohort of our Phase 1/2a trial of SRP-9003 and making a dose selection in the third quarter of 2020, and completing dosing in our global Phase 2/3 clinical trial of LYS-SAF302 in the first half of 2020;

•	the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for EXONDYS 51 and VYONDYS 53 in confirmatory trials;
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

•	our plan to evaluate future engagement with the European Medicines Agency (“EMA”);
•	the possible impact of any competing products on the commercial success of our products and product candidates and our ability to compete against such products;

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

PART I

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“DMD”), Limb-girdle muscular dystrophies (“LGMDs”), Mucopolysaccharidosis type IIIA (“MPS IIIA”) and other neuromuscular and central nervous system (“CNS”) related disorders.

Our first commercial product, EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), was granted accelerated approval by the U.S. Food and Drug Administration (“FDA”) on September 19, 2016. EXONDYS 51 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 uses our phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene.

Our second commercial product, VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), was granted accelerated approval by the FDA on December 12, 2019. VYONDYS 53 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene.

In addition to our commercial-stage products, we have a PMO-based product candidate in clinical development that is designed to treat those patients with DMD who have genetic mutations amenable to skipping exon 45 of the DMD gene (SRP-4045) (casimersen). In January 2020, we commenced our rolling submission of a New Drug Application (“NDA”) to the FDA seeking accelerated approval for casimersen. We also have other PMO-based product candidates in discovery and preclinical development that are designed to skip other exons of the DMD gene.

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

The PMO chemistry platform is highly adaptable, and we have developed next-generation PMO-based chemistries for advancing RNA-targeted therapeutics. These next-generation chemistries are specifically designed to enhance tissue targeting, intracellular delivery, target selectivity and drug potency. One of these novel technologies is based on cell-penetrating peptide-conjugated PMO (“PPMO”). The PPMO features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced delivery into the cell. Our most advanced PPMO product candidate is SRP-5051, which is designed to treat DMD in patients with genetic mutations amenable to exon 51 skipping. In 2017, we commenced a first-in-human, single ascending dose, Phase 1 clinical trial for this product candidate.  In 2019, we commenced a multiple ascending dose study for the treatment of DMD with SRP-5051 in patients who are amenable to exon 51 skipping, and we expect to have safety and dosing insights for this study by the middle of 2020.

As part of our multifaceted approach to DMD, we are also developing gene therapy technologies to treat DMD. We are clinically developing a product candidate, SRP-9001, that aims to express a smaller but still functional version of dystrophin (“micro-dystrophin”). We use a unique adeno-associated virus (“AAV”) vector called AAVrh.74 to transport the transgene – the genetic material that will make the protein of interest – to the target cells. Micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV. On October 3, 2018, Nationwide Children’s Hospital (“Nationwide”) presented positive results from a Phase 1/2a clinical trial testing SRP-9001 in four individuals with DMD enrolled in the trial. On March 25, 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals.  In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial with the goal to establish the functional benefits of micro-dystrophin expression. We have dosed all 41 participants in that trial and have begun dosing participants in the crossover phase of the study. We plan to commence a trial evaluating SRP-9001 using commercial supply in the middle of 2020, pending regulatory feedback.

We are also developing gene therapy programs for various forms of LGMDs. Our most advanced LGMD product candidate, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. SRP-9003 utilizes the AAVrh.74 vector, the same vector used in SRP-9001. We commenced a Phase 1/2a trial of SRP-9003 in the fourth quarter of 2018. On February 27, 2019, we announced positive two-month biopsy data from the first three-patient cohort dosed in the SRP-9003 trial and on October 4, 2019, we announced positive nine-month functional data from these three patients. We have recently dosed one additional cohort of three patients at a higher dose per the study protocol. We expect to have the results from the second cohort and to make a dose selection in the third quarter of 2020.

Our pipeline includes more than 40 programs at various stages of discovery, pre-clinical and clinical development, reflecting our aspiration to apply our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

Objectives and Business Strategy

We believe that our proprietary technology platforms and collaborations can be used to develop novel pharmaceutical products to treat a broad range of diseases and address key currently-unmet medical needs. We intend to leverage our technology platforms, organizational capabilities, collaborations and resources to lead the field of precision genetic medicines, including the treatment of rare, neuromuscular and other diseases, with a diversified portfolio of product candidates. In pursuit of this objective, we intend to focus on the following activities:

•

continuing to build our gene therapy engine, including developing gene therapy product candidates, operationalizing our manufacturing strategy and furthering our commercial capabilities in preparation for potential regulatory approvals;

•	advancing our RNA technologies (e.g., PMO and PPMO), launching potential approved products and supporting commercialization of approved products;
•	investing in next-generation precision medicine through internal research, strategic partnerships, collaborations and other potential opportunities; and
•	continuing to nurture our culture, which is based on strong patient focus, bias to action, a self-starter mentality, smart and appropriate risk-taking and high ethics.

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

Our Commercial Products

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

We are in the process of conducting various EXONDYS 51 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of EXONDYS 51.

EXONDYS 51 targets the most frequent series of mutations that cause DMD. Approximately 13% of DMD patients are amenable to exon 51 skipping. For the years ended December 31, 2019, 2018, and 2017, the Company recorded net revenue of $380.7 million, $301.0 million, and $154.6 million, respectively, related to the sale of EXONDYS 51.

VYONDYS 53, our second commercial product, approved by the FDA on December 12, 2019, is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene.

We are in the process of conducting various VYONDYS 53 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of VYONDYS 53.

VYONDYS 53 targets the second most frequent series of mutations that cause DMD. Up to 8% of DMD patients are amenable to exon 53 skipping. As of December 31, 2019, we had commenced shipment of VYONDYS 53 but revenue from VYONDYS 53 was immaterial.

Our Pipeline – Key Programs

Casimersen (SRP-4045) uses our PMO chemistry and exon-skipping technology to skip exon 45 of the DMD gene. Casimersen is designed to bind to exon 45 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 45 skipping. We are enrolling and dosing patients in ESSENCE (4045-301), our Phase 3 placebo controlled confirmatory trial in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 or 53 skipping using casimersen and golodirsen, respectively. On March 28, 2019, we announced results from our interim analysis of muscle biopsy endpoints comparing casimersen treatment to placebo in the ESSENCE study. In January 2020, we commenced a rolling submission of an NDA to the FDA seeking accelerated approval for casimersen.

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

In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, trial for the treatment of DMD using SRP-5051 in patients who are amenable to exon 51 skipping. In 2019, we commenced a multiple ascending dose study for the treatment of DMD with SRP-5051 in patients who are amenable to exon 51 skipping, and we expect to have safety and dosing insights by the middle of 2020.

SRP-9001 (DMD, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but still functional version of dystrophin.  A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. SRP-9001 employs the AAVrh.74 vector, which is designed to be systemically and robustly delivered to skeletal, diaphragm and cardiac muscle without promiscuously crossing the blood brain barrier, which we believe makes it a strong candidate to treat peripheral neuromuscular diseases. An MHCK7 promoter was chosen for its ability to robustly express in the heart, which is critically important for patients with DMD, who typically die from pulmonary or cardiac complications. Lastly, the transgene was designed to maintain spectrin-like repeats 2 and 3, which has been reported to be critical to maintaining muscle force.

In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated. On October 3, 2018, Nationwide presented what we believe to be positive updated results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. On March 25, 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions. We have dosed all 41 participants in that trial and have begun dosing participants in the crossover phase of the study. We plan to commence a trial evaluating SRP-9001 using commercial supply in the middle of 2020, pending regulatory feedback.

SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various types of LGMDs. Our LGMD programs use the AAVrh.74 vector, the same vector used in the micro-dystrophin gene therapy program, to transfect a restorative gene. The most advanced of our LGMD product candidates, SRP-9003, aims to treat LGMD2E, also known as beta-sarcoglycanopathy, a severe and debilitating form of LGMD characterized by progressive muscle fiber loss, inflammation and muscle fiber replacement with fat and fibrotic tissue. SRP-9003 is designed to transfect a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex.  SRP-9003 has generated positive pre-clinical safety and efficacy data utilizing the AAVrh.74 vector.

A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. On February 27, 2019, we announced positive two-month biopsy data from the first three-patient cohort dosed in the SRP-9003 trial, and on October 4, 2019, we announced positive nine-month functional data from these three patients. We have recently dosed one additional cohort of three patients at a higher dose per the study protocol. We expect to have the results from the second cohort and make a dose selection in the third quarter of 2020.

LYS-SAF 302. We are collaborating with Lysogene S.A. (“Lysogene”) to develop a gene therapy, LYS-SAF302, to treat MPS IIIA. LYS-SAF302 is an AAV-mediated gene therapy, the goal of which is to replace the faulty N-sulfoglucosamine sulfohydrolase (“SGSH”) gene with a healthy copy of the gene. LYS-SAF302 employs the AAVrh.10 virus, chosen for its ability to target the CNS. Proof-of-concept was established in MPS IIIA pre-clinical models demonstrating strong expression, broad distribution, and the ability of the compound to correct lysosomal storage defects by producing the missing enzyme.

Lysogene is conducting a global Phase 2/3 clinical trial of LYS-SAF302 (AAVance), aiming at evaluating the effectiveness of a one-time delivery of an AAVrh.10 virus carrying the N-SGSH gene. We expect to complete dosing in this trial in the first half of 2020.

The chart below summarizes the status of our programs, including those with our strategic partners:

Our Pipeline

42 Programs

DISCOVERY | PRE-CLINICAL | CLINICAL | COMMERCIAL

RNA-TARGETED THERAPIES PMO

Program	Indication
EXONDYS 51 (eteplirsen)*	Duchenne
VYONDYS 53 (golodirsen)*	Duchenne
Casimersen (SRP-4045)	Duchenne
Exon 52	Duchenne
Other Exon Targets**	Duchenne

RNA-TARGETED THERAPIES PPMO

Program	Indication
SRP-5051	Duchenne
SRP-5053	Duchenne
SRP-5045	Duchenne
SRP-5052	Duchenne
SRP-5044	Duchenne
SRP-5050	Duchenne

GENE THERAPY

Program	Indication
SRP-9001 Micro-Dystrophin	Duchenne
GALGT2 *Nationwide Children's*	Duchenne
Micro-dystrophin *Genethon*	Duchenne
SRP-9003 (LGMD2E β-sarcoglycan)	LGMD
SRP-9004 (LGMD2D α-sarcoglycan)	LGMD
SRP-9005 (LGMD2C γ-sarcoglycan)	LGMD
SRP-6004 (LGMD2B Dysferlin)	LGMD
SRP-9006 (LGMD2L Anoctamin 5)	LGMD
Calpain 3 (LGMD2A) *Nationwide Children's*	LGMD
Neurotrophin 3 (CMT 1A) *Nationwide Children's*	CMT
LYS-SAF 302 (MPS TYPE IIIA) *Lysogene*	MPS
Cardiomyopathy *University of Florida*	CM
Pompe Disease *Lacerta*	Pompe
CNS *Lacerta*	CNS
Multiple Sclerosis *University of Florida*	MS
Rett Syndrome 1 *University of Massachusetts*	Rett
Rett Syndrome 2 *StrideBio*	Rett
Dravet Syndrome *StrideBio*	Dravet
Angelman Syndrome *StrideBio*	Angelman
Niemann-Pick Type C *StrideBio*	Niemann-Pick
Three Muscle Targets *StrideBio*	Muscle
CNS Target *StrideBio*	CNS
Emery-Dreifuss Muscular Dystrophy Type 1 *Columbia University*	EDMD
Duchenne *Institute of Myology****	Duchenne

GENE EDITING

Program	Indication
CRISPR/CAS9 *Duke University*	Duchenne
Duchenne *Harvard University*	Duchenne

*Candidate received accelerated approval in the U.S., confirmatory studies required
**Other exon targets in development: 43, 44, 50, and 55
***Gene therapy and PPMO

Duchenne - Duchenne muscular dystrophy
EDMD - Emery Dreifuss Muscular Dystrophy
LGMD - Limb-girdle muscular dystrophy
MPS - Mucopolysaccharidosis IIIA
CMT - Charcot-Marie-Tooth disease
CNS - Central nervous system
CM - Cardiomyopathy
MS - Multiple Sclerosis

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow synthesis and purification of our products and product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal large scale Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical Ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

For our commercial DMD program, we have commenced work with our existing manufacturers to increase product capacity from mid-scale to large-scale. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill these requirements, and are capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

Our commercial products are distributed in the U.S. through a limited network of home infusion specialty pharmacy providers that deliver the medication to patients and a specialty distributor that distributes our products to hospitals and hospital outpatient clinics. With respect to the pre-commercial distribution of our products to patients outside of the U.S., we have contracted with third party distributors and service providers to distribute our products in certain countries through our ex-U.S. early access programs (“EAP”). We plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved.

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Brammer Bio LLC, which has recently been acquired by Thermo Fisher Scientific Inc. (“Brammer”), Paragon Bioservices, Inc., which has recently been acquired by Catalent, Inc. (“Paragon”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Brammer and Paragon will support our clinical and commercial manufacturing capacity for our micro-dystrophin DMD gene therapy programs and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 micro-dystrophin DMD gene therapy program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as CMT, MPS IIIA and other neuromuscular and CNS related disorders.

Manufacturers and suppliers of our commercial products and product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

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

Roche

License, Collaboration, and Option Agreement

On December 21, 2019, we entered into a License, Collaboration, and Option Agreement (the “Collaboration Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) pursuant to which we granted Roche an exclusive license under certain of our intellectual property rights to develop, manufacture, and commercialize SRP-9001 in all countries outside of the U.S. We retained all rights to SRP-9001 in the U.S.

Also, under the terms of the Collaboration Agreement, Roche granted us a license to use certain of its intellectual property rights to perform development activities worldwide under a joint global development plan, commercialize SRP-9001 in the U.S., and perform certain manufacturing and medical affairs activities worldwide. Such license is non-exclusive under Roche’s background intellectual property rights, exclusive in the U.S. under intellectual property rights developed by Roche under the Collaboration Agreement, and non-exclusive outside the U.S. under intellectual property rights developed by Roche under the Collaboration Agreement.

We intend to manufacture and supply all clinical and commercial supply of SRP-9001.

Roche Options and Negotiation Rights

Pursuant to the Collaboration Agreement, we granted Roche an exclusive option to obtain an exclusive license to develop, manufacture and commercialize the following products outside of the U.S.: (i) certain exon-skipping products that target the dystrophin gene to induce exon skipping, including eteplirsen, golodirsen, casimersen and SRP-5051; (ii) certain gene therapy products other than SRP-9001 that encode and directly express dystrophin or a derivative thereof; and (iii) certain gene-editing products that modify, repair, or activate an endogenous dysfunctional dystrophin gene. The products subject to Roche’s options are collectively referred to as the “Option Products.” Upon option exercise, the Option Product that is the subject of the option exercise will be included under the Collaboration Agreement as a product licensed to Roche subject to similar obligations, including with respect to development, manufacturing, commercialization, and cost-sharing as those that apply to SRP-9001.

Pursuant to the Collaboration Agreement, Roche has a right of first negotiation if we seek to grant a third-party license to (a) commercialize SRP-9001 in the U.S. or (b) commercialize any of our LGMDs products.

Exclusivity

Other than under the Collaboration Agreement, Roche may not perform any clinical trials for, or commercialize, any gene therapy product, gene-editing product, or antisense oligonucleotide for DMD for a period of five years following the execution of the Collaboration Agreement. The exclusivity period for one or more types of products may be extended if Roche exercises its option with respect to one or more exon-skipping products, gene therapy products, or gene-editing products, in each case, for a period of five years from the time of option exercise.

Development

The parties will use commercially reasonable efforts to conduct development activities with respect to SRP-9001 under the Collaboration Agreement pursuant to agreed-upon development plans. We will perform all development activities directed to obtaining and maintaining regulatory approvals for SRP-9001 in the U.S. and the European Union (“EU”), as set forth in a joint global development plan. Subject to certain exceptions, the parties will share the costs of the development activities under such joint global development plan. Roche will perform all development activities set forth in a territory-specific development plan for SRP-9001, including additional activities not set forth in the joint global development plan that are specifically directed to obtaining and maintaining regulatory approvals for SRP-9001 outside of the U.S. Roche will be solely responsible for costs arising from the territory-specific development plan for SRP-9001.

Governance

Governing committees will facilitate collaboration between the parties with respect to development, manufacturing, medical affairs, intellectual property protection, and commercialization of SRP-9001 and any other licensed products.

Financial Terms

In February 2020, Roche and Roche Finance Ltd, an affiliate of Roche (“Roche Finance”), together paid us an up-front payment of $1.2 billion, comprised of $750.0 million in cash from Roche and approximately $400.0 million from Roche Finance in exchange for 2,522,227 shares of our common stock, priced at $158.59 per share under the Stock Purchase Agreement described below. Additionally, we are eligible to receive up to $1.7 billion in regulatory and sales milestone payments with respect to SRP-9001.

In addition, the Collaboration Agreement provides that Roche will pay us royalties on net sales of SRP-9001, anticipated to be in the mid-teens.

In the event that Roche chooses to exercise its option with respect to one or more Option Products, we will be paid an option exercise fee upon each such exercise and the Option Products that are the subject of the option exercise will be subject to separate milestone payments and royalties on sales of such Option Product.

Term; Termination

Unless earlier terminated as described below, the Collaboration Agreement will continue with respect to SRP-9001 or any Option Product for which Roche has exercised its option, on a product-by-product and country-by-country basis, until the end of the royalty term for such product in such country. The royalty term expires on the later of (a) twelve years after first commercial sale in such country, (b) loss of regulatory exclusivity in such country and (c) expiration of all valid claims of specific licensed patents in such country.

Either party may terminate the Collaboration Agreement for the other party’s material breach, if such breach is not cured within a specified cure period.

If Roche breaches its development or commercialization diligence obligations with respect to a licensed product or fails to develop or commercialize a particular licensed product in a particular region for a specified period of time, then we may terminate the Collaboration Agreement with respect to such licensed products in such regions.

Roche may terminate the Collaboration Agreement if we fail to supply SRP-9001 to Roche in accordance with the terms of the Collaboration Agreement and the supply agreements to be entered into between the parties. Roche may also terminate the Collaboration Agreement for convenience with extended advance notice, in its entirety or on a licensed product-by-licensed product and region-by-region basis.

The foregoing description of the terms of the Collaboration Agreement is not complete and is qualified in its entirety by reference to the text of the Collaboration Agreement, a copy of which is filed as an exhibit to this Annual Report.

Stock Purchase Agreement

On December 21, 2019, pursuant to the Collaboration Agreement, we entered into a Stock Purchase Agreement with Roche Finance (the “Stock Purchase Agreement”) pursuant to which, in February 2020, we issued and sold 2,522,227 shares (the “Shares”) of common stock to Roche Finance in a private placement for an aggregate purchase price of approximately $400.0 million, or $158.59 per share.

The Shares are subject to lock-up restrictions, which, without our prior approval, prohibit Roche Finance from selling the Shares for a period of 180 days after the closing of the Share issuance. The Stock Purchase Agreement contains other customary terms and conditions, including mutual representations, warranties, and covenants.

Myonexus

On May 3, 2018, we purchased from Myonexus, a privately-held Delaware corporation, a warrant to purchase common stock of Myonexus (the “Warrant”), which, in combination with amendments to the Myonexus certificate of incorporation, provided us with an exclusive option (the “Option”) to acquire Myonexus. In consideration for the Warrant, we made an up-front payment of $60.0 million to Myonexus. On February 27, 2019, we announced that we exercised the exclusive option to acquire Myonexus and, on April 4, 2019, we paid the Myonexus shareholders approximately $173.8 million and completed the acquisition of Myonexus.  We are required to make contingent payments to the former shareholders of Myonexus upon achievement of a threshold amount of net sales of Myonexus products and the receipt and subsequent sale of a priority review voucher with respect to a Myonexus product.

BioMarin

License Agreement

On July 17, 2017, we executed a License Agreement (as amended on April 14, 2019, the “License Agreement”) with BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV (collectively, “BioMarin”), pursuant to which BioMarin granted us a royalty-bearing, worldwide license under patent rights (“Licensed Patents”) and know-how (“Licensed Know-How”) controlled by BioMarin with respect to BioMarin’s DMD program, which are potentially necessary or useful for the treatment of DMD, to practice and exploit the Licensed Patents and Licensed Know-How in all fields of use and for all purposes, including to develop and commercialize antisense oligonucleotide products that target one or more exons of the dystrophin gene to induce exon skipping, including eteplirsen and golodirsen (collectively, the “Products”).

The license granted by BioMarin is exclusive, even as to BioMarin, with respect to the Licensed Patents, and is non-exclusive with respect to Licensed Know-How. Under the License Agreement, BioMarin has the option to convert the exclusive license under the Licensed Patents into a co-exclusive license (co-exclusive with BioMarin) (“BioMarin Co-Exclusive Option”).

Under the terms of the License Agreement, we were required to pay BioMarin an up-front payment of $15.0 million, and BioMarin is eligible to receive up to $20.0 million from us per dystrophin gene exon (other than exon 51) targeted by one or more Products in specified regulatory milestones, as well as an additional $10.0 million milestone, payable following the regulatory approval of eteplirsen by the EMA. BioMarin is also eligible to receive $15.0 million from us upon the achievement of $650.0 million in sales, as well as royalties segmented by specified geographic markets, in some jurisdictions dependent on the existence of a patent, ranging from four (4) to eight (8) percentages of net sales on a product-by-product and country-by-country basis.

Milestones and royalties are payable with respect to eteplirsen (an exon 51 skipping Product), golodirsen (an exon 53 skipping Product), casimersen (an exon 45 skipping Product) and other Products. For eteplirsen, golodirsen and casimersen, the royalty term will expire upon March 31, 2024 in the U.S., upon December 31, 2024 in the EU and no later than December 31, 2024 in other countries provided certain conditions are met. For Products other than exon 51 skipping Products, exon 53 skipping Products and exon 45 skipping Products, the royalty term will end on a country-by country basis upon expiration of granted Licensed Patents covering the applicable Product. The royalties for all Products are subject to reduction upon BioMarin’s exercise of the BioMarin Co-Exclusive Option. All royalties are subject to further potential reductions, including for generic competition and, under specified conditions, for a specified portion of payments that we may become required to pay under third-party license agreements, subject to a maximum royalty reduction.

Unless earlier terminated, the License Agreement will expire upon the expiration of the last-to-expire royalty term. Either party may terminate the License Agreement in the event of the other party’s uncured material breach. BioMarin may also terminate the License Agreement on a Licensed Patent-by-Licensed Patent basis under specified circumstances relating to patent challenges by us.

Settlement Agreement

On July 17, 2017, Sarepta and The University of Western Australia (“UWA”) on the one hand, and the BioMarin Parties and Academisch Ziekenhuis Leiden (“AZL”) on the other hand (collectively, the “Settlement Parties”), executed a Settlement Agreement pursuant to which all legal actions in the U.S. and certain legal actions in Europe (the “Actions”) would be stopped or withdrawn as between the Settlement Parties. Specifically, the terms of the Settlement Agreement required that existing efforts pursuing ongoing litigation and opposition proceedings would be stopped as between the Settlement Parties, and the Settlement Parties would cooperate to withdraw the Actions before the European Patent Office (except for actions involving third parties), the U.S. Patent and Trademark Office, the U.S. Court of Appeals for the Federal Circuit and the High Court of Justice of England and Wales, except for the cross-appeal of the Interlocutory Decision of the Opposition Division dated April 15, 2013 of the European Patent Office of EP 1619249B1 (“EP ‘249 Appeal”) in which Sarepta agreed to withdraw its appeal and BioMarin/AZL agreed to continue with its appeal with Sarepta having oversight of the continued appeal by BioMarin/AZL.

Additionally, under the terms of the Settlement Agreement, the Settlement Parties agreed to release each other and the customers, end-users, agents, suppliers, distributors, resellers, contractors, consultants, services and partners of Sarepta or BioMarin (as applicable) from claims and damages related to (i) the patent rights controlled by the releasing party that are involved in the Actions, (ii) with respect to Sarepta and UWA, its patent rights related to the patent rights involved in the Actions, and (iii) with respect to BioMarin and AZL, all of the Licensed Patents and Licensed Know-How.

Under the terms of the Settlement Agreement, Sarepta made an up-front payment of $20.0 million to BioMarin.

University of Western Australia

In April 2013, we entered into an agreement with UWA under which an existing exclusive license agreement between the two parties was amended and restated and, in June 2016, we entered into the first amendment to the license agreement (the “UWA License Agreement”). The UWA License Agreement grants us specific rights to compounds for the treatment of DMD by inducing exon skipping. EXONDYS 51, VYONDYS 53 and casimersen fall under the scope of the license agreement. Under the UWA License Agreement, we are required to make payments of up to $6.0 million in the aggregate to UWA based on the successful achievement of certain development and regulatory milestones relating to EXONDYS 51, VYONDYS 53 and up to four additional product candidates. As of December 31, 2019, $2.7 million of the $6.0 million development and regulatory milestone payments has been made. We are also obligated to make payments to UWA of up to $20.0 million upon the achievement of certain sales milestones. Additionally, we are required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the UWA License Agreement. However, we have the option to purchase future royalties up-front for a one-time payment to UWA of $23.0 million.

Currently, the latest date on which an issued patent covered by the UWA License Agreement expires is November 2030 (excluding any patent term extension, supplemental protection certificate or pediatric extensions that may be available); however, patents granted from pending patent applications could result in a later expiration date.

Key Strategic Alliances

In connection with our multi-front battle against DMD and other rare neuromuscular diseases, we have entered into multiple partnering opportunities, including the ones described below. We believe that these collaborations, taken along with our own programs, represent a comprehensive approach to treating these rare neuromuscular diseases.

Nationwide Children’s Hospital

In December 2015, we entered into an exclusive license agreement with Nationwide to acquire exclusive rights to its GALGT2 gene therapy program for neuromuscular related disorders.

In addition, in December 2016, we entered into an exclusive option agreement with Nationwide to acquire exclusive rights to their micro-dystrophin gene therapy program as well as a sponsored research agreement to conduct pre-IND research and conduct the first clinical trial with the lead micro-dystrophin gene therapy. In October 2018, we exercised our exclusive license option and an option under the sponsored research agreement and entered into an exclusive license agreement with Nationwide to acquire exclusive rights to its micro-dystrophin gene therapy program.

Furthermore, in October 2018, we entered into an exclusive option agreement with Nationwide with respect to exclusive rights to its NT-3 gene therapy program for the treatment of certain CMT neuropathy subtypes, including CMT Type 1A.  The option agreement contains pre-determined economic terms for the exclusive license to be entered into upon us exercising our option.

In addition, in March 2019, we entered into an exclusive option agreement with Nationwide with respect to exclusive rights to its calpain-3 gene therapy program for the treatment of LGMD Type 2A.   The option agreement contains pre-determined economic terms for the exclusive license to be entered into upon us exercising our option.

Lysogene

In October 2018, we entered into a license and collaboration agreement with Lysogene, a gene therapy company focused on the treatment of orphan diseases of the CNS, for the development of a gene therapy, LYS-SAF302, to treat MPS IIIA. Concomitantly, we also entered into an option with Lysogene to acquire an exclusive license to an additional CNS-targeted gene therapy candidate. Lysogene is responsible for completion of the pivotal trial for LYS-SAF302. We have exclusive commercial rights to LYS-SAF302 and exclusive option rights for the additional CNS-targeted gene therapy program in the U.S. and all territories outside of Europe, and Lysogene will retain exclusive commercial rights to each program in Europe. We will be responsible for global manufacturing of LYS-SAF302 and will supply Lysogene for its territory. If all milestones are met, we may be required to pay up to $130.8 million in development and commercial milestones and tiered royalties upon commercialization.

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

Genethon

In May 2017, we entered into a sponsored research agreement with Genethon, under which we have been collaborating with Genethon on the pre-clinical development of its micro-dystrophin gene therapy products for the treatment of DMD. In November 2019, we entered into a license and collaboration agreement with Genethon, under which we will collaborate and share costs with Genethon on the clinical development of such products for the treatment of DMD. Under such agreement, we received the exclusive right to commercialize such products in the majority of the world (primarily excluding the EU).  For the rights we received under such agreement, we made an up-front payment of $28.0 million; may be required to pay up to $236.3 million in development, regulatory and sales milestones; and upon commercialization, will be required to make tiered royalty payments based on net sales of licensed products.

StrideBio

On November 13, 2019, we entered into a collaboration and license agreement with StrideBio, Inc. (“StrideBio”), a leading developer of novel AAV capsids, to develop in vivo AAV-based therapies for up to eight CNS and neuromuscular targets. Pursuant to the agreement, we were granted an exclusive license on selected targets to leverage StrideBio’s capsid technology intended to enhance specific tropism to tissues of interest and evade neutralizing antibodies. StrideBio will conduct all IND enabling research, development and manufacturing for the first four CNS targets, which are MECP2 (Rett syndrome), SCN1A (Dravet syndrome), UBE3A (Angelman syndrome), and NPC1 (Niemann-Pick). Additionally, we have an exclusive option for up to four additional targets based on StrideBio’s capsid technology.

Under the terms of the agreement, StrideBio will be responsible for AAV capsid development, non-clinical development and manufacturing of preclinical candidates to be selected for advancement into clinical studies. The parties will also share early clinical development activities for certain selected targets, with Sarepta responsible for late stage development and commercialization of all targets. StrideBio received up-front consideration of $46.9 million, of which $29.4 million was in the form of Sarepta common stock and the balance in cash. In addition, StrideBio will receive significant future development, regulatory and commercial milestones upon the achievement of specified milestone events for each of the four programs. StrideBio will also receive royalties on worldwide net sales of any commercial products developed through the collaboration. Sarepta has also obtained an exclusive option to expand the collaboration to include up to an additional four targets with an up-front option payment of up to $42.5 million along with future downstream milestone and royalty payments, while StrideBio has an option to obtain co-development and co-commercial rights in the U.S. to one of the collaboration targets. In addition, Sarepta has made a commitment to invest in StrideBio’s next financing round that meets certain conditions.

Patents and Proprietary Rights

Our success depends in part upon our ability to obtain and maintain exclusivity for our products, product candidates and platform technologies.  We typically rely on a combination of patent protection and regulatory exclusivity to maintain exclusivity for our products and product candidates, whereas exclusivity for our platform technologies is generally based on patent protection and trade secret protection.  In addition to patent protection, regulatory exclusivity, and trade secret protection, we also protect our products, product candidates and platform technologies with copyrights, trademarks, and contractual protections.

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

We continually evaluate our patent portfolio and patent strategy and believe our owned and licensed patents and patent applications provide us with a competitive advantage; however, if markets where we do not have patents or patent applications become commercially important, our business may be adversely affected. A discussion of certain risks and uncertainties that may affect our patent position, regulatory exclusivities and other proprietary rights is set forth in Item 1A. Risk Factors included in this report, and a discussion of legal proceedings related to the key patents protecting our products and product candidates are set forth below in the footnotes to the tables in this section.

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

Currently, U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest regular application was filed.  In some countries, the patent term may be extended to recapture a portion of the term lost during regulatory review of the claimed therapeutic.  For example, in the U.S., under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, a patent that covers an FDA-approved drug may be eligible for patent term extension (for up to 5 years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process.  In the U.S., only one patent may be extended for any product based on FDA delay.  In addition to patent term extension, patents in the U.S. may be granted additional term due to delays at the U.S. Patent and Trademark Office (“USPTO”) during prosecution of a patent application.  We actively strive to maximize the potential for patent protection for our products and product candidates in accordance with the law.

Key Patents & Regulatory Exclusivities

Our products, product candidates and our technologies are primarily protected by composition of matter and methods of use patents and patent applications. A summary of granted composition of matter and/or methods of use patents that we own or control in the U.S. and Europe, which cover our products and late-stage clinical product candidates, is provided below. To the extent the product or product candidate indicated above the tables that immediately follow the name of such product is covered by a patent that is licensed to Sarepta, we may owe milestones and/or royalties to the indicated licensor in connection with the development and/or commercial sale of the product or product candidate.

Eteplirsen

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
U.S. 9,416,361	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. 10,533,174	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. RE47,751[1]	United States	Methods of Use	June 28, 2025	UWA
U.S. 9,018,368	United States	Composition of Matter	June 28, 2025	UWA
U.S. RE47,769[2]	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,243,245[3]	United States	Methods of Use	October 27, 2028	BioMarin/AZL
U.S. 9,506,058	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,364,431	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,337,003	United States	Methods of Use	March 14, 2034	Sarepta

[1]

Reissue of U.S. 8,486,907, which previously was involved in U.S. Patent Interference No. 106,013 and ordered to be cancelled pursuant to Judgment dated September 29, 2015 (Decision dated December 29, 2015 denied our (UWA) Request for Rehearing. Appeal by us (UWA) to the Court of Appeals for the Federal Circuit (Case Nos. 2016-1937, 2016-2086 (consolidated)) voluntarily dismissed July 27, 2017.)

[2]

Reissue of U.S. 7,807,816, which previously was involved in U.S. Patent Interference No. 106,008 (Judgment dated September 20, 2016 ordered cancellation of all claims of U.S. Application No. 13/550,210 to BioMarin (AZL).  Appeal by BioMarin (AZL) to the Court of Appeals for the Federal Circuit (Case No. 2017-1078) voluntarily dismissed July 27, 2017.)

[3]	Reissue application of U.S. 9,243,245 pending.

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
EP 1 619 249 B1[1]	Europe	Methods of Use	September 21, 2021	BioMarin/AZL
EP 2 284 264 B1	Europe	Composition of Matter & Methods of Use	September 21, 2021	BioMarin/AZL
EP 2 801 618 B1	Europe	Composition of Matter & Methods of Use	September 21, 2021	BioMarin/AZL
EP 1 766 010 B1	Europe	Composition of Matter & Methods of Use	June 28, 2025	UWA
EP 2 203 173 B1[2]	Europe	Methods of Use	October 27, 2028	BioMarin/AZL

[1]	Previously involved in EPO Opposition and appeal procedure. EPO decision of Appeal Board dated December 12, 2019 maintained the patent in amended form.
[2]	Involved in EPO Opposition proceedings initiated on September 22, 2016. EPO ordered revocation of our (BioMarin/AZL) patent on April 4, 2018. Appeal filed June 8, 2018 is pending.

The various types of regulatory exclusivity for which our products have been granted and our product candidates are anticipated to be eligible to receive are generally discussed below, under ‘Government Regulation’ – ‘Data and Market Exclusivities’ and ‘Orphan Drug Designation and Exclusivity’.  In connection with its FDA approval on September 19, 2016, the FDA granted EXONDYS 51 (eteplirsen) New Chemical Entity (“NCE”) exclusivity until September 19, 2021, and Orphan Drug Exclusivity until September 19, 2023.

Golodirsen

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
U.S. 9,416,361	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. 10,533,174	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. RE47,691[1]	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,024,007	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,994,851	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,266,827	United States	Methods of Use	June 28, 2025	UWA
U.S. 10,227,590	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,421,966	United States	Composition of Matter	June 28, 2025	UWA

[1]

Reissue of U.S. 8,455,636, which previously was involved in U.S. Patent Interference No. 106,007.  (Judgment dated April 29, 2016 ordered cancellation of (i) all claims, except claim 77, of U.S. Application No. 11/233,495 to BioMarin (AZL); and (ii) U.S. 8,455,636 to us (UWA).  Appeal by BioMarin (AZL) to the Court of Appeals for the Federal Circuit (Case No. 2016-2262) voluntarily dismissed July 27, 2017.)

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
EP 2 602 322 B1[1]	Europe	Composition of Matter & Methods of Use	September 21, 2021	BioMarin/AZL
EP 2 206 781 B1[2]	Europe	Composition of Matter & Methods of Use	June 28, 2025	UWA
EP 2 970 964 B1	Europe	Composition of Matter	March 14, 2034	Sarepta

[1]

Involved in Opposition proceedings initiated on November 28, 2016.  EPO Opposition decision dated July 15, 2019 maintained our (BioMarin/AZL) patent without amendment.  Appeal filed September 2, 2019 is pending.

[2]	Involved in Opposition proceedings initiated on August 25, 2016. EPO ordered revocation of patent on December 19, 2017. Appeal filed February 19, 2018 is pending.

The various types of regulatory exclusivity for which our products have been granted and our product candidates are anticipated to be eligible to receive are generally discussed below, under ‘Government Regulation’ – ‘Data and Market Exclusivities’ and ‘Orphan Drug Designation and Exclusivity’.  In connection with its FDA approval on December 12, 2019, the FDA granted VYONDYS 53 (golodirsen) NCE exclusivity until December 12, 2024, and Orphan Drug Exclusivity until December 12, 2026.

Casimersen

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
U.S. 9,416,361	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. 10,533,174	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. 9,447,415	United States	Composition of Matter	June 28, 2025	UWA
U.S. 8,524,880[1]	United States	Composition of Matter & Methods of Use	April 2, 2026	UWA
U.S. 9,228,187	United States	Composition of Matter	November 12, 2030	UWA
U.S. 9,758,783	United States	Methods of Use	November 12, 2030	UWA
U.S. 10,287,586	United States	Composition of Matter	November 12, 2030	UWA

[1]	Reissue application of U.S. 8,524,880 pending.

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
EP 2 499 249 B1	Europe	Composition of Matter & Methods of Use	November 12, 2030	UWA

*

Granted patents in the U.S. and Europe (EP) are shown here.  Additional patent protection in the U.S., Europe (EP) or other countries or regions through pending or granted foreign counterparts may be available.

**	Stated expiration dates do not account for any patent term extension, supplemental protection certificate or pediatric extensions that may be available.

In addition to the foregoing composition of matter and method of use patents that protect eteplirsen, casimersen and golodirsen, we either solely own or exclusively license from UWA, BioMarin or AZL patents and patent applications in the U.S. and in major foreign markets that provide additional protection for eteplirsen, casimersen, and golodirsen, which cover the composition of matter, preparation and/or uses of the products and product candidates. These patents, and patent applications, if granted, would expire through at least 2038, such expiration dates not accounting for any patent term extension, patent term adjustment, supplemental protection certificate or pediatric extensions that may be available.

Platform Technologies

We separately own patents and patent applications in the U.S. and in major foreign markets that cover our proprietary PMO-based platform technologies (e.g., PPMO, PMOplus, PMO-X). These patents, and patent applications, if granted, expire through at least 2038, such expiration dates not accounting for any patent term extension, supplemental protection certificate or pediatric extensions that may be available.

Trademarks

Our trademarks are important to us and are generally filed to protect our corporate brand, our products and platform technologies.  We typically file trademark applications and pursue their registration in the U.S., Europe and other markets in which we anticipate using such trademarks.  We are the owner of multiple federal trademark registrations in the U.S. including, but not limited to, Sarepta, Sarepta Therapeutics, the double-helix logo, EXONDYS, and EXONDYS 51.   In addition, we have multiple pending trademark applications in the U.S. and in major foreign markets, including, but not limited to, VYONDYS and VYONDYS 53.  Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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

Foreign Regulatory Requirements

We are pursuing regulatory approval of eteplirsen in jurisdictions outside of the U.S. In November 2016, we submitted a marketing authorization application (“MAA”) for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the Committee for Medicinal Products for Human Use (“CHMP”) within the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies is available, we plan to evaluate future engagement with the EMA on potential next steps.

We have initiated key activities in support of the potential launch of our products in the EU, such as building out commercial infrastructure and scaling-up manufacturing. As of the date of this Annual Report, EXONDYS 51 and VYONDYS 53 have only been approved for sale and marketing in the U.S. by the FDA, and EXONDYS 51 has been approved in addition for sale and marketing in Israel by the Israeli Ministry of Health.

Thus, in addition to regulations in the U.S., our business is subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products.  Irrespective of whether it concerns an FDA approved or investigational drug, the commencement of clinical trials and the subsequent marketing of a drug product in foreign countries are subject to preliminary approvals from the corresponding regulatory authorities of such countries. For example, the conduct of clinical trials in the EU is currently still governed by the Clinical Trials Directive 2001/20/EC and Directive 2005/28/EC laying down the principles and guidelines on GCP. Both Directives provide a system for the approval of clinical trials, which has been implemented through national legislation in the member states in the EU. Under this system, a sponsor must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of countries. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The Clinical Trials Application (“CTA”) must include the supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC, corresponding national laws of the member states, and as further detailed in the applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014 to replace the current Clinical Trials Directive 2001/20/EC. Although the new Clinical Trials Regulation has been adopted and has entered into force in 2014, it will only come into application in the EU Member States six months after the European Commission has confirmed the functionality of the new Clinical Trials Information System (“CTIS”), which is the centralized EU portal and database for clinical trials introduced by the Regulation. The Regulation is currently expected to enter into application mid-2021. When the Regulation enters into application, it will repeal the currently applicable Clinical Trials Directive 2001/20/EC and its national implementation legislations. It will also apply to clinical trials that were authorized under the previous legislation if they are still ongoing three years after the Regulation has come into operation. No legislation needs to be adopted to implement the new Regulation into national law. The new Regulation provides an overhaul of the system, in order to harmonize the assessment of the submission and assessment of clinical trials conducted in EU Member States and to ensure greater consistency with the highest standards of patient safety in the EU. Specifically, the new legislation seeks to simplify and streamline approval of the clinical trials. Under the new coordinated procedure, the sponsor of a clinical trial is required to submit a single application to a reporting EU Member State. The reporting Member State will consult and coordinate with all other Member States in which the clinical trial is planned to be conducted. If the application is rejected, it can be amended and resubmitted through a central EU Portal. If an approval is issued, the sponsor can start the clinical trial in all Member States concerned. However, a Member State can in certain cases declare an “opt-out” from the approval. In such a case, the clinical trial cannot be conducted in such Member State(s). The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

In order to obtain marketing authorization for a medicinal product in the EU, applicants are required to submit a MAA to either (a) the national competent authorities (through the decentralized, mutual recognition, or national procedures) or (b) the EMA (through the centralized authorization procedure). Applicants are required to demonstrate the quality, safety and efficacy of the medicinal product in the application for marketing authorization, which implies the requirement to conduct human clinical trials to generate the necessary clinical data. Furthermore, all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed pediatric investigation plan (“PIP”). Regulation (EC) No 726/2004 of the European Parliament and of the Council lays down the rules applicable to the centralized procedure for the authorization of medicinal products; The centralized procedure allows pharmaceutical companies to submit s a single application to EMA, which is followed by a single evaluation and which results in a single approval to market the medicinal product  throughout the European Economic Area (the “EEA”), on the basis of a single market authorization. Approval via the centralized procedure is a two-step process whereby the CHMP first evaluates the MAA and issues an opinion on whether the medicinal product may be authorized or not (step 1). The CHMP opinion is subsequently sent to the European Commission (“EC”), which takes a legally binding decision to grant a marketing authorization (step 2). The marketing authorization is valid throughout the EU and is automatically recognized in three of the four European Free Trade Association states (Iceland, Liechtenstein and Norway). This allows the marketing authorization holder to market the medicine and make it available throughout the EEA. The timeframe for the first step of the centralized procedure (evaluation by the CHMP) opinion is 210 days from receipt of a valid application. However, the actual time needed to complete this first step is generally longer than the 210 days, since procedural clock stops are required in order for the applicant to respond to additional requests for information by the CHMP. Following a positive CHMP opinion, the EC has 67 days to issue its decision to grant the marketing authorization or not.

Accelerated evaluation of the MAA is possible in exceptional cases, following a justified request from the applicant, when a medicinal product is of a major public health interest, particularly from the point of view of therapeutic innovation. The CHMP determines what constitutes a major public interest on a case-by-case basis. Justifications must include the major benefits expected and present the arguments to support the claim that the medicinal product introduces new methods of therapy or improves on existing methods, thereby addressing, to a significant extent, the greater unmet needs for maintaining and improving public health. In case of an accelerated assessment, the timeframe for review of a MAA by the EMA’s CHMP is reduced to 150 days. The timeframe for the EC to issue its decision remains unaltered.

Article 3 of Regulation (EC) No 726/2004 defines in which cases the centralized application procedure must (mandatory scope) or may (optional scope) be followed. The centralized procedure is mandatory for medicinal products derived from biotechnological and other high-tech processes, orphan medicinal products, advanced therapy medicinal products and products indicated for the treatment of HIV/AIDS, cancer, diabetes, auto-immune and other immune dysfunctions, viral diseases and neurodegenerative diseases. For medicinal products that do not fall under any of the aforementioned categories, a submission via the centralized procedure is possible, provided that it concerns a new active substance or product that can demonstrate a significant therapeutic, scientific or technical innovation and for which approval would be in the interest of public health. Given the foregoing, our portfolio of innovative orphan products for neurodegenerative diseases is subject to the mandatory centralized procedure.

Innovative medicinal products which have been authorized in accordance with the centralized procedure, benefit from an eight-year period of data protection and a ten-year period of marketing protection. During the data exclusivity period, applicants for approval of generics of these innovative products cannot reference or rely upon data contained in the marketing authorization dossier submitted for the innovative medicinal product. Furthermore, the marketing protection entails that even if the generic product is approved, it cannot be placed on the market until the full ten-year period of market protection has elapsed from the initial authorization of the reference medicinal product. The marketing protection period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder for the innovative product obtains an authorization for new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies or as the result of significant pre-clinical or clinical trials.

Pharmaceutical companies can apply for the designation as an orphan medicine. In the EU, applications for orphan designation are evaluated by the EMA. In order to qualify as an orphan medicine, the medicinal product must be intended to diagnose, prevent or treat condition that is life-threatening or chronically debilitating, with a prevalence of no more than 5 in 10,000 people in the EU or for which it is unlikely that its sale would generate sufficient returns to justify the investment needed for its development. In addition, the sponsor is required to demonstrate that no satisfactory method of diagnosis, prevention or treatment of the condition can be authorized in the EU or, if such method exists, the medicinal product is of significant benefit to those affected by the condition as compared to approved methods. The benefits of being granted orphan designation are significant, including up to ten years of market exclusivity. During this ten-year period, the EMA may not accept a new marketing application for a similar medicinal product for the same therapeutic indication as the approved orphan medicinal product. Pursuant to Regulation (EC) 1901/2006 on medicinal products for pediatric use, the ten-year orphan market exclusivity can be extended to a maximum period of twelve years on the satisfactory completion of all the key elements of the agreed PIP. We have been granted orphan drug designation for eteplirsen in the EU.

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

Failure to comply with the EU Member State laws implementing the EU Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU Member State laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the relevant EU Member State authorities. This may include any of the following sanctions: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, orders to suspend, vary, or withdraw the marketing authorization or requiring the manufacturer to issue public warnings, or to conduct a product recall.

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

In the U.S., the FDA will generally grant an NCE that is the subject of an NDA with five years of regulatory data exclusivity, during which time a competitor generally may not submit an application to the FDA based on a sponsor’s clinical data.  A competitor, however, may file an Abbreviated New Drug Application (“ANDA”) seeking approval of a generic drug four years from the date of approval of the innovative product if it is accompanied by a so-called Paragraph IV certification. For a newly approved biologic that is the subject of a Biologics License Application (“BLA”), the FDA will generally grant 12 years of market exclusivity, during which time a competitor may not market the same drug for the same indication.

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

Orphan Drug Designation and Exclusivity

In the U.S., the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. An orphan drug designation must be requested before submitting an application for marketing approval. An orphan drug designation does not shorten the duration of the regulatory review and approval process. The approval of an orphan designation request does not alter the regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a product which has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is generally entitled to an orphan drug exclusivity period of seven years, which means the FDA may not grant approval to any other application to market the same chemical entity for the same indication for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of orphan exclusivity for the drug. Competitors may receive approval of different drugs or biologics for the indications for which a prior approved orphan drug has exclusivity.

In Europe, the EMA may grant orphan status to product candidates thereby providing such product candidates with up to ten years of marketing exclusivity, meaning that another application for marketing authorization of a later, similar medicinal product for the same therapeutic indication will generally not be approved in Europe during that time period.

Expanded / Early Access

In certain countries, drug products approved in the U.S. or the EU can be accessed by patients before the drug has obtained marketing approval in such country. There are various forms of this access including, but not limited to, the actual purchase of product by the purchaser, which is often times the government for patients, on a named patient basis, and providing the product free of charge on a named patient basis for compassionate use. Each country has its own laws and regulations that apply to these forms of access and the extent and nature of such laws and regulations vary by country. For example, in 2018, the so-called Right to Try Act became law in the U.S. The law, among other things, allows eligible patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to such eligible patients as a result of the Right to Try Act.

We have initiated an EAP for eteplirsen in select countries in Europe, North America, South America and Asia where it currently has not been approved. We are also in the process of initiating an EAP for golodirsen outside of the U.S. The EAP provides a mechanism through which physicians can prescribe our products, within their professional responsibility, to patients who meet pre-specified medical and other criteria and can secure funding. We have commenced shipments through the EAP and continue to expand the EAP to include more countries. In addition, we contracted with third party distributors and service providers to distribute our products in certain areas outside the U.S., such as Brazil and certain countries in the Middle East, on a named patient basis.

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

Healthcare Fraud and Abuse Laws

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of fraud and abuse laws may be punishable by crime or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid). Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal False Claims Act (“FCA”). Violations of international fraud and abuse laws could result in similar penalties, including exclusion from participation in health programs outside the U.S. Given the broad scope of these laws, our activities could be subject to scrutiny under the laws. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of a particular drug that is payable by a federal health care program, including Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $102,522 per violation and three times the amount of the unlawful remuneration. A claim arising from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the FCA. A new federal anti-kickback statute enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (such as clinical laboratories) and applies to services reimbursed by private health plans as well as government health care programs.

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

Data Privacy and Security

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information.  The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the U.S., our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations (collectively, “HIPAA”), which impose obligations on certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although we believe that we currently are neither a “covered entity” nor a “business associate” under the legislation, a business associate relationship may be imputed from facts and circumstances even in the absence of an actual business associate agreement. In addition, HIPAA may affect our interactions with customers who are covered entities or their business associates because HIPAA affects the ability of these entities to disclose patient health information to us.

Various states also have laws that regulate the privacy and security of personal information and so may affect our business operations. For example, we are subject to the California Consumer Privacy Act (“CCPA”), that became effective on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose information regarding the collection, use and disclosure of their personal information.  The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and it places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. The compliance obligations imposed by the General Data Protection Regulation (the “GDPR”) and the CCPA have required us to enhance our operations. The CCPA contains significant penalties for companies that violate its requirements and provides California residents a private right of action, including the ability to seek statutory damages, in the event of a data breach involving their data.

Outside the U.S., other laws regulating the privacy and security of personal information may apply.  For example, the processing of personal data in the EEA, is subject to the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the U.S.  Fines for non-compliance with the GDPR have the potential to be significant—the greater of EUR 20.0 million or 4% of our global annual revenue in the previous financial year.  The GDPR imposes a private right of action on data subjects and their representatives for breaches of certain data protection requirements.

Pharmaceutical Pricing and Reimbursement

We have an ongoing dialogue with payors globally with the goal of obtaining broad coverage for our products. To date, payors’ policies on coverage for our products have varied widely, including policies that allow broad coverage per the respective product’s prescribing information, policies that provide limited coverage and policies that have denied coverage. The majority of payors have policies that provide for case-by-case coverage or restricted coverage. Our revenue depends, in part, upon the extent to which payors provide coverage for our products and the amount that payors, including government authorities or programs, private health insurers and other organizations, reimburse patients and healthcare providers for the cost of our products.

Third Party Reimbursement and Pricing in the U.S.

Commercial Insurance. Coverage and reimbursement of our products vary from commercial payor to commercial payor. Many commercial payors, such as managed care plans, manage access to FDA approved products, and may use drug formularies and medical policies (which may include specific coverage requirements such as prior authorization, re-authorization and achieving performance metrics under value-based contracts) to control utilization. Exclusion from or restriction in coverage can reduce product usage.

Medicaid. Our products are eligible to be reimbursed by Medicaid. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, participating manufacturers are required to pay a rebate for each unit of product reimbursed under the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connection with favorable positioning on formularies.

Medicare. Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Our products are eligible for reimbursement under Medicare Part B. Medicare Part B generally covers drugs that must be administered by physicians. Medicare Part B pays for such drugs under a payment methodology based on the average sales price (“ASP”) of the drugs. Reimbursement levels and reimbursement methodologies have come under scrutiny and may be subject to change. The Centers for Medicare & Medicaid Services (“CMS”) are also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates for some manufacturers’ drugs.

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

Healthcare and Other Reform. In the U.S., federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Healthcare Reform Act”), which expanded health care coverage through Medicaid expansion, implemented the “individual mandate” for health insurance coverage (by imposing a tax penalty on individuals who did not obtain insurance) and changed the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act.  Tax reform legislation was enacted at the end of 2017 that includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage. The Healthcare Reform Act has also been subject to judicial challenge. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because once Congress repealed the “individual mandate” provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. The court reasoned that the “individual mandate” was not severable from the rest of the Healthcare Reform Act and found the entire Healthcare Reform Act was an unconstitutional exercise of Congressional authority. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional, but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive.  Pending action by the district court and resolution of any appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.

There have been other reform initiatives under the Trump Administration. For example, in May 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. As another example, in October 2018, the CMS solicited public comments on potential changes to payment for certain Medicare Part B drugs, including reducing the Medicare payment amount for selected Medicare Part B drugs to more closely align with international drug prices. As another example, legislation passed in 2019 revised how certain prices reported by manufacturers under the Medicaid Drug Rebate Program are calculated, a revision that the Congressional Budget Office has estimated will save the Medicaid program approximately $3.0 billion in the next ten years.

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

General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2029 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

DMD Program Competition. Currently, other than EXONDYS 51 and VYONDYS 53, no disease-modifying product has been approved for the treatment of DMD in the U.S. Other companies, however, have product candidates or other interests in development for the treatment of DMD.

Wave Life Sciences (“Wave”) until recently was developing an exon 51 skipping product candidate for DMD, suvodirsen (WVE-210201). Wave also reported its intent to develop an exon 53 skipping product candidate, WVE-N531.  On December 16, 2019, Wave announced the discontinuation of suvodirsen development for DMD (exon 51 amenable patients) and the suspension of further development of WVE-N531 for DMD (exon 53 amenable patients).

Nippon Shinyaku Co. Ltd. (“Nippon”) has reported clinical data for its exon 53 skipping candidate, viltolarsen (NS-065/NCNP-01), from a Phase 1/2 study in Japan and a Phase 2 study in the U.S. Viltolarsen has been reported to have received an orphan drug designation in the U.S., was granted fast track designation by FDA and received a “SAKIGAKE designation” in Japan from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”). Nippon reported in February 2019 that it had initiated a rolling NDA submission with the FDA.  Nippon announced on February 7, 2020 that the FDA has filed its NDA for viltolarsen setting a target action date of the third calendar quarter of 2020.  Nippon announced on September 26, 2019 that it submitted its NDA for viltolarsen in Japan to the MHLW.

Daiichi Sankyo (“Daiichi”) has reported a phase 1/2 clinical trial being underway in Japan for its exon 45 skipping candidate, DS-5141b. In April 2018, Daiichi announced top-line results of the Phase 1/2 clinical trial in Japan of DS-5141 and that Daiichi will continue to develop DS-5141b.  Daiichi continues to sponsor an ongoing Phase 1/2 clinical trial of DS-5141b that is active and not recruiting.

Solid Biosciences, LLC (“Solid”) has reported that its micro-dystrophin gene transfer product candidate for DMD, SGT-001 began a Phase 2 clinical study in December 2017.  SGT-001 was granted fast track designation by the FDA in October 2018, orphan drug designation in August 2016, and rare pediatric disease designation in 2017. In Europe, orphan designation was granted in September 2016. In February 2019, Solid reported micro-dystrophin expression data for the first three patients in its clinical trial and announced plans to continue the study at a higher dose pending FDA and IRB approval.  Solid announced on January 9, 2020 that in response to the FDA placing the SGT-001 IGNITE DMD trial on clinical hold, previously announced in November 2019, it is conducting its analyses of SGT-001 to determine how to address the clinical hold and resume dosing.

Pfizer Inc. (“Pfizer”), following its acquisition of Bamboo Therapeutics, Inc., has initiated a Phase 1 clinical trial in January 2018 to test the safety and tolerability of its AAV-9 / micro-dystrophin gene transfer product candidate for DMD, PF-06939926/BMB-D001. The related orphan designation was granted in Europe in August 2016, and in the U.S. in May 2017. Rare pediatric disease designation was granted by the FDA in April 2018.  In June 2019, Pfizer presented initial Phase 1b clinical data on PF-06939926, and on January 28, 2020, it announced that it expects proof-of-concept readouts for PF-06939926 in the first half of 2020.

Other companies continue to pursue approval of products for the treatment of DMD and their products may or may not prove to be safer and/or more efficacious than the products and product candidates in our DMD pipeline.  Regarding any of these competitors, it is unknown if further clinical development of these or other exon-skipping compounds is planned.

Additionally, companies such as Santhera, PTC Therapeutics, Catabasis, Fibrogen, ReveraGen, Capricor, BioPhytis, Mallinckrodt, Astellas Pharma, and Tivorsan have product candidates with mechanisms of action distinct from ours in different stages of development or approval in DMD which we believe could be seen as complementary to exon skipping and not a direct replacement of our products or product candidates at this time.

In addition, several companies and institutions have recently entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRISPR, AAV, etc.) or small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular, CNS and rare disease space, including but not limited to Audentes (now Astella), 4D Molecular Therapeutics, Biogen Inc., Ionis, Synthena AG, Alexion Pharmaceuticals, Inc., Sanofi, Takeda, Roche, Novartis, Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics and Editas Medicine.

Platform Technology Competition. We believe that other biotechnology and pharmaceutical companies share a focus on RNA-targeted drug discovery and development. Competitors with respect to our RNA-targeted technologies include, but are not limited to, Alnylam, Tekmira Pharmaceuticals Corp., Deciphera Pharmaceuticals, Ionis, BioMarin, Sanofi, Synthena AG, Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Nippon, Daiichi Sankyo, Moderna Therapeutics, Avidity, Dyne Therapeutics, Stoke Therapeutics and Wave.

Employees

As of December 31, 2019, we had 743 employees, 387 of whom hold advanced degrees. Of these employees, 397 are engaged directly in research and development activities and 346 are in selling, general and administration including 71 in the sales force. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

General Corporate Information

We were originally incorporated in the State of Oregon on July 22, 1980, and on June 6, 2013, we reincorporated in the State of Delaware. Our principal executive offices are located at 215 First Street, Suite 415, Cambridge, MA 02142 and our telephone number is (617) 274-4000. Our common stock is quoted on the Nasdaq Global Select Market under the symbol “SRPT”.

While we achieve revenue from EXONDYS 51 and VYONDYS 53 in the U.S. and through distribution of eteplirsen on a named patient basis or through our EAP outside the U.S., we are likely to continue to incur operating losses in the near term associated with our ongoing operations, research and development activities and potential business development activities. For more information about our revenues and operating losses, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2019, we had approximately $1,134.4 million of cash, cash equivalents and investments, consisting of $835.1 million of cash and cash equivalents, $289.7 million of short-term investments and $9.6 million of long-term restricted cash investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months. In addition to pursuing additional cash resources through public or private financings, we may also seek to enter into contracts, including collaborations or licensing agreements with respect to our technologies, with third parties, including government entities.

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

We have adopted a Code of Business Conduct and Ethics and written charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  Each of the foregoing is available on our website at www.sarepta.com under “For Investors—Corporate Governance.”  In accordance with SEC rules, we intend to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to the above code, or any waiver of any provision thereof with respect to any of our executive officers, on our website within four business days following such amendment or waiver.  In addition, we may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “For Investors” section.

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

Risks Related to Our Business

We are highly dependent on the commercial success of our products in the U.S. We may not be able to meet expectations with respect to sales of our products or attain profitability and positive cash-flow from operations.

On September 19, 2016 and December 12, 2019, the FDA granted accelerated approval for EXONDYS 51 and VYONDYS 53, respectively, as therapeutic treatments for DMD in patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 and exon 53 skipping, respectively. EXONDYS 51 is currently commercially available in the U.S. and Israel only, and VYONDYS 53 is currently commercially available in the U.S. only, although they are available in additional countries through our EAP. The commercial success of our products continues to depend on a number of factors, including, but not limited to:

•	the effectiveness of our sales, managed markets, marketing efforts and support for our products;
•

the generation and dissemination of new data analyses and the consistency of any new data with prior results, whether they support a favorable safety, efficacy and effectiveness profile of our products and any potential impact on our FDA accelerated approval status and/or FDA package insert for our products;

•

the effectiveness of our ongoing commercialization activities, including negotiating and entering into any additional commercial, supply and distribution contracts, ongoing manufacturing efforts and hiring any additional personnel as needed to support commercial efforts;

•

our ability to comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of our products and acceptance of the same by the FDA and medical community since continued approval may be contingent upon verification of a clinical benefit in confirmatory trials;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;
•	the generation of evidence describing payers, patients and/or societal value of our products;
•	whether we can consistently manufacture our products and product candidates at acceptable costs;
•	the rate and consistency with which our products are prescribed by physicians, which depends on physicians’ views on the safety, effectiveness and efficacy of our products;
•

our ability to secure and maintain adequate reimbursement for our products, including the duration of the prior-authorization as well as the number and duration of re-authorization processes required for patients who initially obtained coverage by third parties, including by government payors, managed care organizations and private health insurers;

•

our ability to obtain and maintain patent protection for our products, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing on the proprietary rights of third parties;

•	the development, commercialization or pricing of competing products or therapies for the treatment of DMD, or its symptoms, and the existence of competing clinical trials;
•	our ability to increase awareness of the importance of genetic testing and knowing/understanding DMD mutations, and identifying and addressing procedural barriers to obtaining therapy;
•	our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•	the actual market-size, ability to identify patients and the demographics of patients eligible for our products, which may be different than expected;
•

the sufficiency of our drug supply to meet commercial and clinical demands and standards, which are negatively impacted by various factors, including when our projections on the potential number of amenable patients and their average weight are inaccurate; if regulatory requirements increase our drug supply needs; if our current drug supply is destroyed or negatively impacted at our manufacturing sites, storage sites or in transit; failure to meet cGMP requirements; or if we encounter delays expanding the number of patients on our products and portions of our products’ supply expire before sale;

•	our ability to obtain regulatory approvals to commercialize our product candidates, and to commercialize our products in markets outside of the U.S.;
•

the process leading to a patient’s first infusion of our products may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. Delays in the process prior to first infusion could negatively impact the sales of our products; and

•	the exercise by Roche of its option to obtain an exclusive license to commercialize one or more of our products outside of the U.S. and Roche’s subsequent commercialization efforts.

We experience significant fluctuations in sales of our products from period to period and, ultimately, we may never generate sufficient revenues from our products to reach or maintain profitability or sustain our anticipated levels of operations.

Even though EXONDYS 51 and VYONDYS 53 have received accelerated approval by the FDA, they face future post-approval development and regulatory requirements, which will present additional challenges we will need to successfully navigate.

The accelerated approvals for EXONDYS 51 and VYONDYS 53 granted by the FDA were based on an increase in the surrogate biomarker of dystrophin in skeletal muscles observed in some patients treated with EXONDYS 51 and VYONDYS 53. These products will be subject to ongoing FDA requirements governing labeling, packaging, storage, advertising, promotion and recordkeeping, and we are required to submit additional safety, efficacy and other post-marketing information to the FDA.

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain positive safety and efficacy data from our ongoing and planned studies of our products, would lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51 or VYONDYS 53.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Drug product manufacturers are required to continuously monitor and report adverse events from clinical trials and commercial use of the product. If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may require labeling changes, implementation of risk evaluation and mitigation strategy program, or additional post-marketing studies or clinical trials.  If we or a regulatory agency discover previously unknown problems with a product, such as problems with a facility where the API or drug product is manufactured or tested, a regulatory agency may impose restrictions on that product and/or the manufacturer, including removal of specific product lots from the market, withdrawal of the product from the market, or suspension of manufacturing. Sponsors of drugs approved under FDA accelerated approval provisions also are required to submit to the FDA, at least 30 days before initial use, all promotional materials intended for use after the first 120 days following marketing approval. If we or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We are subject to uncertainty relating to reimbursement policies which, if not favorable, could hinder or prevent the commercial success of our products and/or product candidates.

Our ability to successfully maintain and/or increase sales of our products in the U.S. depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. Third party payors are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not be able to obtain or maintain adequate third-party coverage or reimbursement for our products, and/or we may be required to provide discounts or rebates on our products in order to obtain or maintain adequate coverage.

We expect that private insurers will continue to consider the efficacy, effectiveness, cost-effectiveness and safety of our products, including any new data and analyses that we are able to collect and make available in a compliant manner, in determining whether to approve reimbursement for our products and at what levels. If there are considerable delays in the generation of new evidence or if any new data and information we collect is not favorable, third party insurers may make coverage decisions that negatively impact sales of our products. We continue to have discussions with payors, some of which may eventually deny coverage. We may not receive approval for reimbursement of our products from additional insurers on a satisfactory rate or basis, in which case our business would be materially adversely affected. In addition, obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we are not able to maintain favorable coverage decisions and/or fail to receive additional favorable coverage decisions from third party insurers, in particular during re-authorization processes for patients that have already initiated therapy. Our business could also be adversely affected if government health programs, private health insurers, including managed care organizations, or other reimbursement bodies or payors limit the indications for which our products will be reimbursed or fail to recognize accelerated approval and surrogate endpoints as clinically meaningful.

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

We expect to experience pricing pressures in connection with the sale of our current and future products due to a number of factors, including current and future healthcare reforms and initiatives by government health programs and private insurers (including managed care plans) to reduce healthcare costs, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. These healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.

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

The downward pressure on healthcare costs in general has become intense. As a result, increasingly high barriers are being erected to the entry of new products. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our products and product candidates will be harmed. The manner and level at which reimbursement is provided for services related to our products and product candidates (e.g., for administration of our products to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and limit our ability to market or sell our products.

Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent commercial success of our products and product candidates.

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

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could significantly decrease the available coverage and the price we might establish for our products and product candidates, which would have an adverse effect on our net revenues and operating results.

Our products may not be widely adopted by patients, payors or healthcare providers, which would adversely impact our potential profitability and future business prospects.

The commercial success of our products, particularly in the near term in the U.S., depends upon the level of market adoption by patients, payors and healthcare providers. If our products do not achieve an adequate level of market adoption for any reason, or if market adoption does not persist, our potential profitability and our future business prospects will be severely adversely impacted. The degree of market acceptance of our products depends on a number of factors, including:

•

our ability to demonstrate to the medical and payor community, including specialists who may purchase or prescribe our products, the clinical efficacy, effectiveness and safety of our products as the prescription products of choice for their respective indications;

•	the effectiveness of our sales and marketing organizations and distribution networks;
•	the ability of patients or providers to be adequately reimbursed for our products in a timely manner from government and private payors;
•	the ability to timely demonstrate to the satisfaction of payors real world effectiveness and the economic, humanistic and societal benefits of our products;
•

the actual and perceived efficacy and safety profile of our products, particularly if unanticipated adverse events related to our products’ treatment arise and create safety concerns among potential patients or prescribers or if new data and analyses we obtain for our products do not support, or are interpreted by some parties to not support, the efficacy of our products; and

•	the efficacy and safety of our other exon-skipping product candidates, including our exon 45 product candidate (casimersen), and third parties’ competitive therapies.

We may not be able to expand the global footprint of our products outside of the U.S.

Even though EXONDYS 51 was approved for marketing in the U.S. and in Israel, and VYONDYS 53 was approved for marketing in the U.S., we may not receive approval to commercialize these products in additional countries. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies is available, we plan to evaluate future engagement with the EMA on potential next steps.

In order to market any product in a country outside of the U.S., we must comply with numerous and varying regulatory requirements for approval in those countries regarding demonstration of evidence of the product’s safety and efficacy and governing, among other things, labeling, distribution, advertising, and promotion, as well as pricing and reimbursement of the product. Obtaining marketing approval in a country outside of the U.S. is an extensive, lengthy, expensive and uncertain process, and the regulatory authority may reject an application or delay, limit or deny approval of any of our products for many reasons, including:

•	we may not be able to demonstrate to the satisfaction of regulatory authorities outside the U.S. the risk benefit of our products;
•	the results of clinical trials may not meet the level of statistical or clinical significance required for approval by regulatory authorities outside the U.S.;
•

regulatory authorities outside the U.S. may disagree with the adequacy (number, design, size, controls, conduct or implementation) of our clinical trials prior to granting approval, and we may not be able to generate the required data on a timely basis, or at all;

•

regulatory authorities outside the U.S. may conclude that data we submit to them fail to demonstrate an appropriate level of safety or efficacy of our products, or that our products’ respective clinical benefits outweigh their safety risks;

•	regulatory authorities outside the U.S. may not accept data generated at our clinical trial sites or require us to generate additional data or information;
•

regulatory authorities outside the U.S. may impose limitations or restrictions on the approved labeling of our products, thus limiting intended users or providing an additional hurdle for market acceptance of the product;

•	regulatory authorities outside the U.S. may identify deficiencies in the manufacturing processes, or may require us to change our manufacturing process or specifications; and
•	regulatory authorities outside the U.S. may adopt new or revised approval policies and regulations.

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ significantly from that required to obtain approval in the U.S. In particular, in many foreign countries, it is required that a product receives pricing and reimbursement approval before the product can be distributed commercially. Many foreign countries undertake cost-containment measures that could affect pricing or reimbursement of our products. This can result in substantial delays, and the price that is ultimately approved in some countries may be lower than the price for which we expect to offer our products.

Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the approval process in others. Failure to obtain marketing approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for our products and could adversely affect our business and financial condition. In addition, failure to obtain approval in one country or area may affect sales under the EAP in other countries or areas. Even if we are successful in obtaining regulatory approval of our products in additional countries, our revenue earning capacity will depend on commercial and medical infrastructure, pricing and reimbursement negotiations and decisions with third party payors, including government payors.

In addition, we have granted Roche an exclusive option to obtain an exclusive license to commercialize certain products, including eteplirsen and golodirsen, outside of the U.S.  If this option is exercised, Roche will have sole control over and decision-making authority with respect to the commercialization of such products outside the U.S.

We cannot predict whether historical revenues from eteplirsen through our EAP outside the U.S. will continue or whether we will be able to continue to distribute eteplirsen through our EAP.

We have initiated an EAP for eteplirsen in select countries in Europe, North America, South America and Asia where it currently has not been approved. We are also in the process of initiating an EAP for golodirsen outside of the U.S. While we generate revenue from the distribution of eteplirsen through our EAP, we cannot predict whether historical revenues from this program will continue, whether we will be able to continue to distribute our products through our EAP, or whether commercial revenues will exceed revenues historically generated from sales through our EAP. Reimbursement through national EAPs may cease to be available if authorization for an EAP expires or is terminated. For example, healthcare providers in EAP jurisdictions may not be convinced that their patients benefit from our products or may prefer to wait until such time as our products are approved by a regulatory authority in their country before prescribing any of our products. Even if a healthcare provider is interested in obtaining access to our products for its patient through the EAP, the patient will not be able to obtain access to our products if payment for the drug is not secured.

Any failure to maintain revenues from sales of eteplirsen through our EAP and/or to generate revenues from commercial sales of eteplirsen exceeding historical sales through our EAP could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we are unable to successfully maintain and further develop internal commercialization capabilities, sales of our products may be negatively impacted.

We have hired and trained a commercial team and put in the organizational infrastructure we believe we need to support the commercial success of our products in the U.S. Factors that may inhibit our efforts to maintain and further develop commercial capabilities include:

•	an inability to retain an adequate number of effective commercial personnel;
•

an inability to train sales personnel, who may have limited experience with our company or our products, to deliver a consistent message regarding our products and be effective in educating physicians on how to prescribe our products;

•

an inability to equip sales personnel with compliant and effective materials, including medical and sales literature to help them educate physicians and our healthcare providers regarding our products and their proper administration and educate payors on the safety, efficacy and effectiveness profile of our products to support favorable coverage decisions; and

•	unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization.

If we are not successful in maintaining an effective commercial, sales and marketing infrastructure, we will encounter difficulty in achieving, maintaining or increasing projected sales of our products in the U.S., which would adversely affect our business and financial condition.

If we are unable to execute effectively our sales and marketing activities outside the U.S., we may be unable to generate sufficient product revenue.

EXONDYS 51 and VYONDYS 53 are our first and second commercial products, respectively. As a result, our sales, marketing, managerial and other non-technical capabilities are relatively new in the U.S. We have built a commercial sales force in Europe and we are currently in the process of building commercial infrastructure in other key countries in order to be ready to launch our products with a relatively small specialty sales force in the event our products are ultimately approved in those jurisdictions. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to successfully develop this capability in a timely manner or at all. We anticipate building sales, medical, marketing, managerial, distribution and other capabilities across multiple jurisdictions to prepare for potential approvals ex-U.S. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products in such jurisdictions will be adversely affected. Even if we are able to effectively hire a sales force and develop marketing and sales capabilities, our sales force may not be successful in commercializing our products or any product candidate that we develop. If we are unable to establish adequate manufacturing, sales, marketing, supply and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable outside of the U.S. Furthermore, we have granted Roche an exclusive option to obtain an exclusive license to commercialize certain products, including eteplirsen and golodirsen, outside of the U.S. If this option is exercised, Roche will have sole control over and decision-making authority with respect to the commercialization of such products outside the U.S.

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

Due to the nature of our products and product candidate pipeline, in addition to new chemical entity exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position.  If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater.  While orphan status for any of our products, if granted or maintained, would provide market exclusivity for the time periods specified above upon approval, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status (e.g., seven years in the U.S.).  Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

In addition, we may face risks with maintaining regulatory exclusivities for our products, and our protection may be circumvented, even if maintained.  For instance, orphan drug exclusivity in the U.S. may be rescinded if (i) an alternative, competing product demonstrates clinical superiority to our product with orphan exclusivity; or (ii) we are unable to assure the availability of sufficient quantities of our orphan products to meet the needs of patients.  Moreover, competitors may receive approval of different drugs or biologics for indications for which our prior approved orphan products have exclusivity.  Orphan drug exclusivity in Europe may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.  Thus, we cannot guarantee that another company will not receive approval to market a product candidate that is granted orphan drug exclusivity for the same drug or similar drug and same orphan indication as any of our product candidates for which we plan to file an NDA, BLA or MAA.   If that were to happen, our prior approved orphan products may face competition and any pending NDA, BLA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable. For example, in January 2020, the FDA issued a draft guidance to clarify its position on when gene therapy products would be considered the “same” or “different” for purposes of orphan drug exclusivity. The draft guidance notes that if the gene therapy products differ in either the gene transferred by the products (“transgene”) or the vector used to deliver the transgene, then the two gene therapy products are different and could both be approved for same indication. If the transgene and the vector are the same, then the products are likely the “same,” such that the first product approved would gain regulatory exclusivity over the second product. If there are other, lesser differences in the products, FDA would make a case-by-case determination as how to apply orphan exclusivity to the competing product. As illustrated by this draft guidance, orphan drug exclusivity as applied to gene therapy products is an evolving area subject to change and interpretation by the FDA and therefore we cannot be certain as to how the FDA will apply those rules to our products.

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

DMD, LGMD, Pompe disease, CMT 1A and MPS IIIA are rare, fatal genetic disorders. DMD affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon 51 skipping and up to 8% are estimated to be amenable to exon 53. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. Pompe disease affects an estimated one in approximately every 40,000 individuals. CMT is a group of peripheral nerve disorders affecting approximately one in every 2,500 individuals. CMT type 1A affects approximately 50,000 patients in the U.S. MPS IIIA affects approximately 1 in 100,000 newborns. Our estimates of the size of these patient populations are based on limited number of published studies as well as internal analyses. Various factors may decrease the market size of our products and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our products and product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 53), Daiichi Sankyo (notably for exon 45) and Audentes Therapeutics, Inc. (notably for exons 2, 51 and 53); (ii) gene therapies that express microdystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences; (iii) CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics and Editas Medicine; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor, BioPhytis, Mallinckrodt, Astellas Pharma, and Tivorsan .  Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.  In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, continued development of one or both of these candidates is possible.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corp., Deciphera Pharmaceuticals, Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen, Moderna Therapeutics, Avidity, Dyne Therapeutics, Stoke Therapeutics and Sanofi. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), and Editas Medicine.

If any of our competitors are successful in obtaining regulatory approval for any of their product candidates, it may limit our ability to enter into the market, gain market share or maintain market share in the DMD space or other diseases targeted by our platform technologies, products and product candidate pipeline.

It is possible that our competitors will succeed in developing technologies that limit the market size for our products or product candidates, impact the regulatory approval and post-marketing process for our products and product candidates, are more effective than our products or product candidates or would render our technologies obsolete or noncompetitive. Our competitors may, among other things:

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

We have entered into multiple collaborations, including our collaboration with Roche, and may seek or engage in future collaborations, strategic alliances, acquisitions or licensing agreements that complement or expand our business. We may not be able to complete such transactions, and such transactions, if executed, may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

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

We have entered into multiple collaborations, including with Roche, Nationwide, Lysogene, Lacerta, Duke University, Genethon and StrideBio. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or acquisitions, each of which involves numerous risks, including:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•

collaborators may not pursue development and commercialization of our products or product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our products or product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product or product candidate;
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
•

potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company, or acquired or licensed product or technology, including but not limited to, problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, safety, accounting practices, employee, customer or third-party relations and other known and unknown liabilities;

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

•	difficulty in integrating the products, product candidates, technologies, business operations and personnel of an acquired asset or company; and
•

difficulties in the integration of the acquired company’s departments, systems, including accounting, human resource and other administrative systems, technologies, books and records, and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002 and related procedures and policies.

For example, we will have limited influence and control over the development and commercialization activities of Roche in the territories in which it leads development and commercialization of SRP-9001, and if the exclusive option is exercised, in the territories in which it leads commercialization of certain other products or product candidates. Roche’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in the U.S. Failure by Roche to meet its obligations under the collaboration agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Roche to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.

Even if we achieve the long-term benefits associated with strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term net income (loss). Future licenses or acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the creation of contingent liabilities, impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. For example, in February 2020, we issued and sold 2,522,227 shares of common stock to Roche Finance in connection with the entry into the collaboration agreement with Roche.

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

Failures or delays in the commencement or completion of ongoing and planned clinical trials of our product candidates negatively impact commercialization efforts; result in increased costs; and delay, prevent or limit our ability to gain regulatory approval of product candidates and to generate revenues and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting a marketing application to the regulatory agencies and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results is often delayed or prevented for a number of reasons, including, among others:

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

Any inability to complete successfully pre-clinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, manufacturing or formulation changes to our product candidates often require additional studies to demonstrate comparability of the modified product candidates to earlier versions. Clinical study delays also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which impairs our ability to successfully commercialize our product candidates and harms our business and results of operations.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, on October 3, 2018, Nationwide presented positive results from a Phase 1/2a micro-dystrophin gene therapy clinical trial in four individuals with DMD enrolled in the trial and, on March 25, 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In addition, on February 27, 2019, we announced positive expression and biomarker data from the first three-patient cohort dosed in the SRP-9003 gene therapy trial to treat LGMD type 2E, or beta-sarcoglycanopathy and, on October 4, 2019, we announced positive nine-month functional data from these three patients.  The data is based on small patient samples and therefore may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent regulatory approval of product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

Our product candidates may cause undesirable side effects. In addition to side effects caused by our product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our trials, we may decide, or the FDA, the EMA or other regulatory authorities could order us, to halt, delay or amend pre-clinical development or clinical development of our product candidates or we may be unable to receive regulatory approval of our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

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

•

The regulatory approval process for product candidates targeting orphan diseases, such as DMD, that use new technologies and processes, such as antisense oligonucleotide therapies, gene therapy and other alternative approaches or endpoints for the determination of efficacy is uncertain due to, among other factors, evolving interpretations of a new therapeutic class, the broad discretion of regulatory authorities, lack of precedent, small safety databases, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. As a result of uncertainty in the approval process for products intended to treat serious rare diseases, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned NDAs, BLAs and MAAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional safety data, patient muscle biopsies, dystrophin analyses and the use of assays), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, in the U.S., an FDA advisory committee or regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could negatively impact the approval of our NDA or BLA or result in a decision by the Company not to proceed with an NDA or BLA submission for a product candidate based on feedback from regulators.

•

We may not have the resources required to meet regulatory requirements and successfully navigate what is generally a lengthy, expensive and extensive approval process for commercialization of drug product candidates.

Any failure on our part to respond to these requirements in a timely and satisfactory manner could significantly delay or negatively impact confirmatory study timelines and/or the development plans we have for PMO, PPMO, gene therapy-based product candidates or other product candidates. Responding to requests from regulators and meeting requirements for clinical trials, submissions and approvals may require substantial personnel, financial or other resources, which, as a small biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third party vendors and associates may be complicated by our own limitations and those of the parties we work with. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including guidance related to clinical trial design with respect to any NDA, BLA or MAA submissions.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products.  Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (the “NIH”). The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. For example, on January 28, 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These final guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. At the same time the FDA issued a new draft guidance document describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity. In addition, the FDA can put an IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients.

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

Our pipeline includes more than 40 programs in various stages of development for a broad range of diseases and disorders. We plan to expand our pipeline through internal research and development and through strategic transactions. Because we have limited resources, we may not be able to advance all of our programs. We may also forego or delay pursuit of opportunities with certain programs or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Risks Related to Third Parties

If we are unable to maintain our agreements with third parties to distribute our products to patients, our results of operations and business could be adversely affected.

We rely on third parties to commercially distribute our products to patients in the U.S. We have contracted with a third-party logistics company to warehouse our products and with distributors and specialty pharmacies to sell and distribute our products to patients. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions that require a high level of patient education and ongoing management.

This distribution network requires significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from our products. If we are unable to effectively manage the distribution process, the sales of our products, as well as any future products we may commercialize, could be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of third parties involves certain risks, including, but not limited to, risks that these organizations will:

•

not provide us with accurate or timely information regarding their inventories, the number of patients who are using our products or serious adverse events and/or product complaints regarding our products;

•	not effectively sell or support our products;
•	reduce or discontinue their efforts to sell or support our products;
•	not devote the resources necessary to sell our products in the volumes and within the time frame we expect;
•	be unable to satisfy financial obligations to us or others; or
•	cease operations.

Any such events may result in decreased product sales, lower product revenue, loss of revenue, and/or reputational damage, which would harm our results of operations and business.

With respect to the pre-commercial distribution of our products to patients outside of the U.S., we have contracted with third party distributors and service providers to distribute our products in certain countries through our EAP. We will need to continue building out our network for commercial distribution in jurisdictions in which our products are approved, which will also require third party contracts. The use of distributors and service providers involves certain risks, including, but not limited to, risks that these organizations will not comply with applicable laws and regulations, or not provide us with accurate or timely information regarding serious adverse events and/or product complaints regarding our products. Any such events may result in regulatory actions that may include suspension or termination of the distribution and sale of our products in a certain country, loss of revenue, and/or reputational damage, which could harm our results of operations and business.

We rely on third parties to conduct some aspects of our early stage research and pre-clinical and clinical development. The inadequate performance by or loss of any of these third parties could affect the development and commercialization of our product candidate development.

We have relied upon, and plan to continue to rely upon, third parties to conduct some aspects of our early stage research and pre-clinical and clinical development with respect to certain of our product candidates, including our follow-on exon-skipping product candidates, PPMO, gene therapy and gene editing product candidates. Our third-party collaborators may not commit sufficient resources or adequately develop our programs for these candidates. If our third-party collaborators fail to commit sufficient resources to any of our product candidates or to carry out their contractual duties or obligations, our programs related to any particular product candidate could be delayed, terminated, or unsuccessful. Furthermore, if we fail to make required payments to these third-party collaborators, including up-front, milestone, reimbursement or royalty payments, or to observe other obligations in our agreements with them, these third parties may not be required to perform their obligations under our respective agreements with them and may have the right to terminate such agreements.

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

Our reliance on third-party collaborators requires us to disclose our proprietary information to these parties, which could increase the risk that a competitor will discover this information or that this information will be misappropriated or disclosed without our intent to do so. Furthermore, if these third parties cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with our products or product candidates, our development programs may be delayed. Although we carefully manage our relationships with our third-party collaborators and CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Risks Related to Manufacturing

We currently rely on third parties to manufacture our products and to produce our product candidates; our dependence on these parties, including failure on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet commercial, EAP, clinical and pre-clinical product demand may impair the availability of product to successfully support various programs, including research and development and the potential commercialization of our product candidates.

We currently do not have the internal ability to undertake the manufacturing process for our products or product candidates in the quantities needed to meet commercial, clinical or EAPs demand for our products, or to conduct our research and development programs and conduct clinical trials. Therefore, we rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product, as well as to perform additional steps in the manufacturing process, such as labeling and packaging of vials and storage of our products and product candidates. The limited number of third parties with facilities and capabilities suited for the manufacturing process of our products and product candidates creates a heightened risk that we may not be able to obtain materials and APIs in the quantity and purity that we require.

In addition, the process for adding new manufacturing capacity is lengthy and often causes delays in development efforts. Any interruption of the development or operation of those facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunctions, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters, such as earthquakes or fires, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in supply of our products, product candidates or materials.

If these third parties cease providing quality manufacturing and related services to us, and we are not able to engage appropriate replacements in a timely manner, our ability to manufacture our products or product candidates in sufficient quality and quantity required for our planned commercial, pre-clinical and clinical or EAPs, our various product research, development and commercialization efforts would be adversely affected.

Furthermore, any problems in our manufacturing process or the facilities with which we contract make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in third-party manufacturing processes or facilities also restrict our ability to meet market demand.

We, through our third-party manufacturers, seek to produce or produce supply of our products and product candidates. In light of the limited number of third parties with the expertise to produce our products and product candidates, the lead time needed to manufacture them, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient commercial and other manufacturing arrangements on the commercially reasonable terms necessary to provide adequate supply of our products and product candidates. Furthermore, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process for our products and product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which impacts our ability to execute our business plans on expected or required timelines in connection with the commercialization of our products and the continued development of our product candidates. When we enter into long-term manufacturing agreements that contain exclusivity provisions and /or substantial termination penalties, we constrain our operational flexibility.

The third parties we use in the manufacturing process for our products and product candidates may fail to comply with cGMP regulations.

Our contract manufacturers are required to produce our materials, APIs and drug products under cGMP. We and our contract manufacturers are subject to periodic inspections by the FDA, EMA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. In addition, before we can begin to commercially manufacture our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA, which includes a review of the manufacturing process and facility. A manufacturing authorization also must be obtained from the appropriate EU regulatory authorities and may be required by other foreign regulatory authorities. The timeframe required to obtain such approval or authorization is uncertain. In order to obtain approval, we need to demonstrate that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. In complying with cGMP, we are obligated to expend time, money and effort in production, record keeping and quality control to seek to assure that the product meets applicable specifications and other requirements.

We do not have direct operational control over a third-party manufacturer’s compliance with regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of our products and product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. Failure to achieve and maintain compliance with cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated manufacturing errors, results in product recalls, clinical holds, delayed or withheld approvals, patient injury or death.

This risk is particularly heightened as we optimize manufacturing for our product candidates. For example, we were notified by the Research Institute at Nationwide that they received a letter from the FDA on July 24, 2018, stating that their Phase 1/2a DMD micro-dystrophin gene therapy trial had been placed on clinical hold due to the presence of a trace amount of DNA fragment in research-grade third-party supplied plasmid (the “Clinical Hold”). The Research Institute, working with us, developed an action plan with immediate plans to submit for review by the FDA, which included the use of cGMP plasmid for the program. On September 24, 2018, we announced that the FDA had lifted the Clinical Hold.

Failure by our contract manufacturers to adhere to applicable cGMP and other applicable government regulations, or our contract manufacturers experiencing manufacturing problems, may result in significant negative consequences, including product seizures or recalls, postponement or cancellation of clinical trials, loss or delay of product approval, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these consequences, the success of our commercialization of our products and/or our development efforts for our product candidates could be significantly delayed, fail or otherwise be negatively impacted.

We may not be able to successfully scale up manufacturing of our products or product candidates in sufficient quality and quantity or within targeted timelines, or be able to secure ownership of intellectual property rights developed in this process, which could negatively impact the commercial success of our products and/or the development of our product candidates.

We are working to increase manufacturing capacity and scale up production of some of the components of our drug products. Our focus remains on (i) achieving larger-scale manufacturing capacity for our products and product candidates throughout the manufacturing supply chain, (ii) continuing to increase material and API production capacity to provide the anticipated amounts of drug product needed for our planned studies for our product candidates and (iii) optimizing manufacturing for our follow-on exon skipping product candidates and other programs, including PPMO and gene therapy. We may not be able to successfully increase manufacturing capacity or scale up the production of materials, APIs and drug products, whether in collaboration with third party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements, in a cost-effective manner, in a time frame required to meet our timeline for commercialization, clinical trials and other business plans, or at all.

Challenges complying with cGMP requirements and other quality issues arise during efforts to increase manufacturing capacity and scale up production. We experience such issues in connection with manufacturing, packaging and storage of our products and product candidates, and during shipping and storage of the APIs or finished drug product. In addition, in order to release our products for commercial use and demonstrate stability of product candidates for use in clinical trials (and any subsequent drug products for commercial use), our manufacturing processes and analytical methods must be validated in accordance with regulatory guidelines. Failure to successfully validate, or maintain validation of, our manufacturing processes and analytical methods or demonstrate adequate purity, stability or comparability of our products or product candidates in a timely or cost-effective manner, or at all, may undermine our commercial efforts. Failure to successfully validate our manufacturing processes and analytical methods or to demonstrate adequate purity, stability or comparability, will negatively impact the commercial availability of our products and the continued development and/or regulatory approval of our product candidates, which could significantly harm our business.

During our work with our third-party manufacturers to increase and optimize manufacturing capacity and scale up production, they may make proprietary improvements in the manufacturing and scale-up processes for our products or product candidates. We may not own or be able to secure ownership of such improvements or may have to share the intellectual property rights to those improvements. Additionally, we may need additional processes, technologies and validation studies, which could be costly and which we may not be able to develop or acquire from third parties. Failure to secure the intellectual property rights required for the manufacturing process needed for large-scale clinical trials or commercialization of our products or the continued development of our product candidates could cause significant delays in our business plans or otherwise negatively impact the commercialization of our products or the continued development of our product candidates.

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

As our product candidates advance to later stage clinical trials, it is customary that various aspects of the development program, such as manufacturing, formulation and other processes, and methods of administration, may be altered to optimize the candidates and processes for scale-up necessary for later stage clinical trials and potential approval and commercialization. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for Phase 3 clinical stage development or for commercialization, which may cause delays in the initiation or completion of clinical trials and greater costs. We may also need to conduct additional studies to demonstrate comparability between newly manufactured drug substance and/or drug product for commercialization relative to previously manufactured drug substance and/or drug product for clinical trials. Demonstrating comparability may require us to incur additional costs or delay initiation or completion of clinical trials and, if unsuccessful, could require us to complete additional preclinical studies or clinical trials.

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

Risks Related to our Intellectual Property

Our success, competitive position and future revenue depend in part on our ability and the abilities of our licensors and other collaborators to obtain, maintain and defend the patent protection for our products, product candidates, and platform technologies, to preserve our trade secrets, and to prevent third parties from infringing on our proprietary rights.

We currently directly hold various issued patents and patent applications, or have exclusive license or option rights to issued patents and patent applications, in each case in the U.S. as well as other countries that protect our products, product candidates and platform technologies. We anticipate filing additional patent applications both in the U.S. and in other countries. Our success will depend, in significant part, on our ability to obtain, maintain and defend our U.S. and foreign patents covering our products, product candidates and platform technologies as well as preserving our trade secrets for these assets. The patent process is subject to numerous risks and uncertainties, and we can provide no assurance that we will be successful in obtaining, maintaining, or defending our patents. Even when our patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our products, product candidates or platform technologies.

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.  This uncertainty is heightened for our PMO-based products and product candidates and gene therapy-based product candidates for which there has been little patent litigation involving such technologies. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. The USPTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.  Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain.

As a matter of public policy, there might be significant pressure on governmental bodies to limit the scope of patent protection or impose compulsory licenses for disease treatments that prove successful, particularly as a tactic to impose a price control.  Additionally, competitors may leverage such pressure to enhance their ability to exploit these laws to create, develop and market competing products.

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

Under the Hatch-Waxman Act, one or more motivated third parties may file an ANDA, seeking approval of a generic copy of an innovator product approved under the NDA pathway such as our PMO products, or a NDA under Section 505(b)(2), which may be for a new or improved version of the original innovator products. The third parties are allowed to rely on the safety and efficacy data of the innovator’s product, may not need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. If we are not successful in defending our patents and regulatory exclusivities, we will not derive the expected benefit from them.  As such, a third party could be positioned to market an ANDA or Section 505(b)(2) product that competes with one of our products prior to the expiry of our patents if the third party successfully challenged the validity of our patents protecting the product.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, and may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act.  In view of the long timelines for interpreting legal provisions in the court system and the evolving nature of our laws, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. For instance, a third party may petition the Patent Trial and Appeal Board (“PTAB”) seeking to challenge the validity of some or all of the claims in any of our patents through an inter partes review or other post-grant proceeding. Should the PTAB institute an inter partes review or other proceeding and decide that some or all of the claims in the challenged patent are invalid, such a decision, if upheld on appeal, could have a material adverse effect on our business and financial condition.

Our business prospects will be impaired if third parties successfully assert that our products, product candidates, or platform technologies infringe proprietary rights of such third parties.

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, particularly gene therapy programs, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years and have been protected with third party patent rights.  Due to the amount of intellectual property in our various fields of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or other third parties or that we will not infringe intellectual property rights of competitors or other third parties granted or created in the future.  Our competitors or other third parties might have obtained, or could obtain in the future, patents that limit, interfere with or eliminate our ability to make, use and sell our products, product candidates or platform technologies in important commercial markets.

In order to maintain or obtain freedom to operate for our products and product candidates, we may incur significant expenses, including those associated with entering into agreements with third parties that require milestone and royalty payments.  Additionally, if we were to challenge the patent rights of our competitors, we could incur substantial costs and ultimately might not be successful.

If our products, product candidates, or platform technologies are alleged to infringe or are determined to infringe enforceable proprietary rights of others, we could incur substantial costs and may have to:

•	obtain rights or licenses from others, which might not be available on commercially reasonable terms or at all;
•	abandon development of an infringing product candidate, or cease commercialization of an infringing product;
•	redesign our products, product candidates or processes to avoid infringement;
•	pay damages; and/or
•	defend litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of financial and management resources.

Any of these events could result in product and product candidate development delays or cessation, and as such substantially harm our potential earnings, financial condition and operations. The patent landscape of our product candidates is continually evolving and multiple parties, including both commercial entities and academic institutions, may have rights to claims or may be pursuing additional claims that could provide these parties a basis to assert that our products, product candidates or platform technologies infringe on the intellectual property rights of such parties. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights.

Risks Related to our Business Operations

If we fail to comply with healthcare and other regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

As a manufacturer of pharmaceuticals, within the U.S., certain federal and state healthcare laws and regulations will apply to or affect our business. The laws and regulations include:

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

In connection with the commercial launch of our products, we have enhanced our compliance program, which is based on industry best practices and is designed to ensure that the commercialization of our products complies with all applicable laws, regulations and industry standards. As the requirements in this area are constantly evolving, we cannot be certain that our program will eliminate all areas of potential exposure. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of the laws described above or any other laws, rules or regulations that apply to us, we will be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. Even if we successfully defend against an action against us for violation of a law, the action and our defense could nonetheless cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

We may be subject to product liability claims and our insurance may not be adequate to cover damages.

The current and future use of our product candidates by us and our collaborators in clinical trials, expanded access programs, the sale of our products, or the use of our products under emergency use vehicles may expose us to liability claims inherent to the manufacture, clinical testing, marketing and sale of medical products. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our collaborators or others selling such products. Regardless of merit or eventual outcome, we may experience financial losses in the future due to such product liability claims. We have obtained commercial general liability insurance coverage for our clinical trials and the sale of commercial products. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Violation of the General Data Protection Regulation could subject us to significant fines.

The GDPR increases our obligations with respect to clinical trials conducted in the member states of the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives will be a rigorous and time-intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities.

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

In addition, our international operations are subject to regulation under U.S. law. For example, the Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA's definition of a foreign government official. Failure to comply with domestic or foreign laws could result in various adverse consequences, including: possible delay in approval or refusal to approve a product, recalls, seizures or withdrawal of an approved product from the market, disruption in the supply or availability of our products or suspension of export or import privileges, the imposition of civil or criminal sanctions, the prosecution of executives overseeing our international operations and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results.

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

Additionally, in June 2016, a majority of United Kingdom (“UK”) voters voted for the UK to exit the EU (Brexit) and, on January 31, 2020, the UK’s withdrawal became effective. A transition period will apply until the end of 2020 (or later, if extended) during which the pre-Brexit legal regime will continue to apply with the UK and the EU negotiate rules that will apply to their future relationship. The economic effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and any other effects we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of the patients using our commercially approved products, clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at third party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business.

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

Comprehensive tax reform in the U.S. and future guidance could adversely affect our business and financial condition.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017 in the U.S. The TCJA contains significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, limitation of the tax deduction for interest expense, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

We continue to monitor for legislative developments, issuance of regulations and technical memorandum to provide further clarification and/or interpretations of the TCJA.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and strategic partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. We adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our products, technologies and programs, and the diseases our product and product candidates are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend ourselves or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product and/or product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

We or the third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, health epidemics or other event occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

Our business could be adversely impacted by the effects of the coronavirus (COVID-19) outbreak originating in China, or by other epidemics. Although we do not currently source APIs or drug product from China, our supply chain for other raw materials and critical components is worldwide and accordingly could be subject to disruption. In addition, certain of our research and development efforts are conducted globally. A health epidemic or other outbreak, including the current coronavirus outbreak, may materially and adversely affect our business, financial condition and results of operations.

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

We incurred an operating loss of $705.6 million for the year ended December 31, 2019. Our accumulated deficit was $2.3 billion as of December 31, 2019. Although we currently have two commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

We have generally incurred expenses related to research and development of our technologies and product candidates and from general and administrative expenses that we have incurred while building our business infrastructure. We anticipate that our expenses will increase substantially if and/or as we:

•	continue the commercialization of our products in the U.S.;
•	expand the global footprint of our products outside of the U.S.;
•	establish our sales, marketing and distribution capabilities;
•	continue our research, pre-clinical and clinical development of our product candidates;
•	respond to and satisfy requests and requirements from regulatory authorities in connection with development and potential approval of our product candidates;
•	initiate additional clinical trials for our product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	acquire or in-license other product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	increase manufacturing capabilities, including capital expenditures related to our real estate facilities and entering into manufacturing agreements;
•	hire additional clinical, quality control and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

As a result, we expect to continue to incur significant operating losses at least through 2020. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will likely require additional capital from time to time in the future in order to meet FDA post-marketing approval requirements and market and sell our products as well as to continue the development of product candidates in our pipeline, to prepare for potential commercialization of our product candidates, to expand our product portfolio and to continue or enhance our business development efforts. The actual amount of funds that we may need and the sufficiency of the capital we have or are able to raise will be determined by many factors, some of which are in our control and others that are beyond our control.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last thirty-six months, our stock has increased as much as 37% in a single day or decreased as much as 15% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

•	the commercial performance of our products in the U.S.;
•	the timing of our submissions to regulatory authorities and regulatory decisions and developments;
•

positive or negative clinical trial results or regulatory interpretations of data collected in clinical trials conducted by us, our strategic partners, our competitors or other companies with investigational drugs targeting the same, similar or related diseases to those targeted by us;

•	delays in beginning and completing pre-clinical and clinical trials for potential product candidates;
•

delays in entering or failing to enter into strategic relationships with respect to development and/or commercialization of our products or product candidates or entry into strategic relationships on terms that are not deemed to be favorable to us;

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

•	public concern relating to the commercial value, efficacy or safety of any of our products;
•	our ability to obtain funds, through the issuance of equity or equity linked securities or incurrence of debt, or other corporate transactions;
•	comments by securities analysts;
•	developments in litigation against us;
•	changes in senior management; or
•	general market conditions in our industry or in the economy as a whole.

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

•	re-authorizations processes that may be required for patients who initially obtained coverage by third parties, including government payors, managed care organizations and private health insurers;
•	transition from temporary billing codes established by the CMS to permanent medical codes;
•	timing of approval of applications filed with the FDA;

•	timing of product launches and market acceptance of products launched;
•	changes in the amounts spent to research, develop, acquire, license or promote new and existing products;
•	results of clinical trial programs;
•	serious or unexpected health or safety concerns with our product or product candidates and any resulting clinical holds;
•	introduction of new products by others that render one or more of our products obsolete or noncompetitive;
•	the ability to maintain selling prices and gross margins on our products;
•	increases in the cost of raw materials contained within our products and product candidates;
•	manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;
•	timing of revenue recognition relating to our distribution agreements;
•	the ability to protect our intellectual property from being acquired by other entities;
•	the ability to avoid infringing the intellectual property of others; and
•	the addition or loss of customers.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 99.0 million shares of common stock. As of December 31, 2019, there were approximately 75.2 million shares of common stock outstanding and outstanding awards to purchase 9.1 million shares of common stock under various incentive stock plans. Additionally, as of December 31, 2019, there were approximately 3.4 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.6 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.6 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

We may issue additional shares to grant equity awards to our employees, officers, directors and consultants under our 2018 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2014 Employment Commencement Incentive Plan. We may also issue additional common stock and warrants from time to time to finance our operations and in connection with strategic transactions, such as acquisitions and licensing. For example, in February 2020, we issued and sold 2,522,227 shares of common stock to Roche Finance in connection with the entry into the collaboration agreement with Roche. We will need to increase our authorized shares of common stock under our Amended and Restated Certificate of Incorporation to support these strategic goals.  There can be no assurance that we will be able to obtain shareholder approval to increase the number of authorized shares.

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

Risks Related to Our Credit Agreement and Convertible Senior Notes

Our indebtedness resulting from our credit agreement could adversely affect our financial condition or restrict our future operations.

On December 13, 2019, we entered into a loan agreement (the “Credit Agreement”) with BioPharma Credit PLC, as the collateral agent and a lender (“BioPharma”), and BioPharma Credit Investments V (Master) LP, as a lender (together with BioPharma in its capacity as a lender, and each of their respective successors and assigns at any time party to the Credit Agreement, the “Lenders” and each a “Lender”) that provides for a senior secured term loan facility of up to $500.0 million to be funded in two tranches: (i) a Tranche A Loan in an aggregate principal amount of $250.0 million (the “Tranche A Loan”), which was funded on December 20, 2019; and (ii) a Tranche B Loan in an aggregate principal amount of up to $250.0 million (the “Tranche B Loan”, and together with the Tranche A Loan, the “Term Loans”), to be funded at our option in increments of $50.0 million, which proposed funding date shall be 75 days following the delivery of notice and in no event later than December 31, 2020.  There is no assurance that the Lenders will fund the Tranche B Loan if and when requested.

All obligations under the Credit Agreement are secured pursuant to the terms of a security agreement and subject to certain exceptions, by security interests in certain collateral (collectively, the “Collateral”), which includes the following: (1) any and all U.S. intellectual property owned by, and rights to U.S. intellectual property licensed to, us relating to any pharmaceutical composition in which eteplirsen or golodirsen is indicated to be administered for use in the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 or 53 skipping, respectively, or for any other use approved by the FDA (the “Loan Products”), (2) 100% of the equity interests directly held by us in certain wholly owned domestic subsidiaries and 65% of the equity interests in certain other wholly owned domestic subsidiaries, and (3) all of our personal property, including, without limitation, cash held in all our deposit accounts.  Any non-U.S. intellectual property related to the Loan Products and intellectual property unrelated in any way to the Loan Products anywhere are not part of the Collateral.

The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, restrict our ability to:

•	sell or dispose of assets, including certain intellectual property;
•	amend, modify or waive certain material agreements or organizational documents;
•	consolidate or merge;
•	incur additional indebtedness;
•	incur additional liens on the Collateral;
•	pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests; and

•	make payments of certain subordinated indebtedness.

The Credit Agreement requires us to have consolidated liquidity of at least $100.0 million as of the last day of each month.  Additionally, the Credit Agreement contains certain representations and warranties, affirmative covenants and provisions relating to events of default, which include, but are not limited to, the following: (i) nonpayment of principal, interest and other amounts; (ii) failure to comply with covenants; (iii) the occurrence of a material adverse change in (A) our ability to fulfill the payment or performance obligations under the Credit Agreement and related documents or (B) the binding nature of the Credit Agreement and related documents; (iv) the rendering of judgments or orders or the acceleration or payment default by us in respect of other indebtedness in excess of $10.0 million; and (v) certain insolvency and ERISA events. A change of control triggers a mandatory prepayment of the Term Loans, and we may not have sufficient funds or the ability to raise the funds necessary to prepay them.

Servicing our Credit Agreement and 1.50% notes due 2024 (the “Notes”) requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In 2017, we issued $570.0 million aggregate principal amount of Notes, pursuant to that certain indenture, dated as of November 14, 2019, between us, as issuer, and U.S. Bank National Association, as trustee. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Credit Agreement and the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Credit Agreement, which matures in 2023, and the Notes, which are non-callable and mature in 2024, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

Capped call transactions entered into in connection with the Notes may impact the value of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A description of the facilities we own and/or occupy is included in the following table. We believe that our current facilities in Cambridge, Andover and Burlington, Massachusetts and Columbus, Ohio are suitable and will provide sufficient capacity to meet the projected needs of our business for the next 12 months. Except as noted below, all of our properties are currently being used in the operation of our business.

Location of Property	Square Footage	Lease Expiration Date	Purpose	Other Information
215 First Street, Cambridge, MA	170,929	September 2025	Laboratory and office space	Corporate headquarters
100 Federal Street, Andover, MA	65,589	N/A- facility is owned	Laboratory and office space	Primarily laboratory space
300 Federal Street, Andover, MA	23,102	December 2020	Office space	Office space
55 Network Drive, Burlington, MA	44,740	January 2022	Laboratory and office space	Primarily laboratory space
3435 Stelzer Road, Columbus, OH	77,679	June 2026	Laboratory and office space	Primarily laboratory space

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

Holders

As of February 21, 2020, we had 196 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in 2019, 2018 or 2017. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index. This graph assumes an investment of $100 after the market closed December 31, 2014 in each of our common stock, the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Securities.

On November 13, 2019, pursuant to a Stock Purchase Agreement, dated as of November 13, 2019, between Sarepta and StrideBio, we issued and sold 301,980 shares (the “StrideBio Shares”) of common stock to StrideBio for an aggregate purchase price of approximately $30.5 million, or $101.00 per share.  The price was equal to the closing sales price of our common stock on November 13, 2019.  We agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the resale by StrideBio of the StrideBio Shares. We relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

On February 14, 2020, pursuant to a Stock Purchase Agreement, dated as of December 23, 2019, between Sarepta and Roche Finance, we issued and sold 2,522,227 shares (the “Roche Shares”) of common stock to Roche Finance for an aggregate purchase price of approximately $400.0 million, or $158.59 per share.  We relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

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

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Operations data:
Revenues	$380,833	$301,034	$154,584	$5,421	$1,253
Cost of sales (excluding amortization of in licensed rights)	56,586	34,193	7,353	101	—
Research and development	560,909	401,843	166,707	188,272	146,394
Selling, general and administrative	284,812	207,761	122,682	83,749	75,043
Settlement and license charges	10,000	—	28,427	—	—
Acquired in-process research and development	173,240	—	—	—	—
Amortization of in-licensed rights	849	865	1,053	29	—
Operating loss	(705,563)	(343,628)	(171,638)	(266,730)	(220,184)
Other (expense) income, net	(8,317)	(18,982)	(1,990)	(535)	154
Gain from sale of Priority Review Voucher	—	—	125,000	—	—
Loss before income tax expense (benefit)	(713,880)	(362,610)	(48,628)	(267,265)	(220,030)
Income tax expense (benefit)	1,195	(692)	2,060	—	—
Net loss	$(715,075)	$(361,918)	$(50,688)	$(267,265)	$(220,030)
Net loss per share—basic and diluted	$(9.71)	$(5.46)	$(0.86)	$(5.49)	$(5.20)
Balance sheet data:
Cash and cash equivalents	$835,080	$370,829	$599,691	$122,420	$80,304
Short-term investments	289,668	803,083	489,349	195,425	112,189
Working capital	1,204,146	1,252,493	1,140,312	298,054	162,249
Total assets	1,822,822	1,642,075	1,307,964	424,104	273,782
Long-term debt	681,900	420,554	431,051	16,150	20,905
Stockholders’ equity	818,187	1,032,276	789,217	336,691	190,347

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

This section discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 have been excluded from this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we are developing potential therapeutic candidates for a broad range of diseases and disorders, including DMD, LGMDs, MPS IIIA and other CNS related disorders.

Our first commercial product, EXONDYS 51, was granted accelerated approval by the FDA on September 19, 2016. EXONDYS 51 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 uses our PMO chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene.

Our second commercial product, VYONDYS 53, was granted accelerated approval by the FDA on December 12, 2019. VYONDYS 53 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene.

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•

Casimersen (SRP-4045) uses our PMO chemistry and exon-skipping technology to skip exon 45 of the DMD gene. Casimersen is designed to bind to exon 45 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 45 skipping. We are enrolling and dosing patients in ESSENCE (4045-301), our Phase 3 placebo controlled confirmatory trial in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 or 53 skipping using casimersen and golodirsen, respectively. On March 28, 2019, we announced results from our interim analysis of muscle biopsy endpoints comparing casimersen treatment to placebo in the ESSENCE study. In January 2020, we commenced a rolling submission of an NDA to the FDA seeking accelerated approval for casimersen.

•

SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of DMD in patients who are amenable to exon 51 skipping. In 2019, we commenced a multiple ascending dose, study for the treatment of DMD with SRP-5051 in patients who are amenable to exon 51 skipping, and we expect to have safety and dosing insights in the middle of 2020.

•

SRP-9001 (DMD, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but still functional version of dystrophin.  A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. In the fourth quarter of 2017, an IND application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated. On October 3, 2018, Nationwide presented what we believe to be positive results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. On March 25, 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions.  We have dosed all 41 participants in that trial and have begun dosing participants in the crossover phase of the study. We plan to commence a trial evaluating SRP-9001 using commercial supply in the middle of 2020, pending regulatory feedback.

•

SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program we are developing with Nationwide. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. On February 27, 2019, we announced positive two-month biopsy data from the first three-patient cohort dosed in the SRP-9003 trial, and on October 4, 2019, we announced positive nine-month functional data from these three patients. We have recently dosed one additional cohort of three patients at a higher dose per the study protocol. We expect to have the results from the second cohort and make a dose selection in the third quarter of 2020.

•

LYS-SAF 302. We are collaborating with Lysogene to develop a gene therapy, LYS-SAF302, to treat MPS IIIA. Lysogene is conducting a global Phase 2/3 clinical trial of LYS-SAF302 (AAVance) to evaluate the effectiveness of a one-time delivery of an AAVrh.10 virus carrying the N-SGSH gene. We expect to complete dosing in this trial in the first half of 2020.

Our pipeline includes more than 40 programs in various stages of pre-clinical and clinical development, reflecting our aspiration to apply our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

We have developed proprietary state-of-the-art CMC and manufacturing capabilities that allow synthesis and purification of our products and product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our products and product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal large scale GMP manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use.

As of December 31, 2019, we had approximately $1,134.4 million of cash, cash equivalents and investments, consisting of $835.1 million of cash and cash equivalents, $289.7 million of short-term investments and $9.6 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

•	revenue recognition;
•	inventory; and
•	income tax.

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

•

Prompt payment discounts relate to our estimated obligations for credits to be granted to specialty pharmacies for remitting payment on their purchases within established incentive periods. Reserves for prompt payment discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

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

Inventory Valuation

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. We capitalize inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. EXONDYS 51 and VYONDYS 53 inventory that may be used in clinical development programs is charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

We periodically review our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Additionally, though our products are subject to strict quality control and monitoring, which we perform throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of sales.

Income Tax

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Product, net	$380,833	$301,034	$79,799	27%
Total revenues	380,833	301,034	79,799	27%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	56,586	34,193	22,393	65%
Research and development	560,909	401,843	159,066	40%
Selling, general and administrative	284,812	207,761	77,051	37%
Acquired in-process research and development	173,240	—	173,240	NM*
Settlement and license charges	10,000	—	10,000	NM*
Amortization of in-licensed rights	849	865	(16)	(2)%
Total cost and expenses	1,086,396	644,662	441,734	69%
Operating loss	(705,563)	(343,628)	(361,935)	105%
Other loss:
Other expense, net	(8,317)	(18,982)	10,665	(56)%
Loss before income tax expense (benefit)	(713,880)	(362,610)	(351,270)	97%
Income tax expense (benefit)	1,195	(692)	1,887	(273)%
Net loss	$(715,075)	$(361,918)	$(353,157)	98%

Net loss per share — basic and diluted	$(9.71)	$(5.46)	$(4.25)	78%

*	NM: not meaningful

Revenues

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from Medicaid rebates, governmental chargebacks, including PHS chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration current contractual and statutory requirements. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received or paid may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and net loss in the period such variances become known.

Net product revenues for our products for 2019 increased by $79.8 million compared with 2018. The increase primarily reflects the continuing increase in demand for EXONDYS 51 in the U.S.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of inventory costs that relate to sales of our products following their commercial launches in the U.S., royalty payments, and other inventory costs. Prior to receiving regulatory approval for EXONDYS 51 and VYONDYS 53 by the FDA in September 2016 and December 2019, respectively, we expensed such manufacturing and material costs as research and development expenses. For VYONDYS 53 sold in 2019, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For EXONDYS 51 sold in 2018 and 2019, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold in 2019 and 2018 would have been approximately $12.4 million and $12.6 million, respectively.

In addition to royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”), during the second quarter of 2019, we began to pay the University of Western Australia (“UWA”) a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Year Ended December 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$28,891	$13,370	$15,521	116%
Royalty payments	22,923	15,065	7,858	52%
Other inventory costs	4,772	5,758	(986)	(17)%
Total cost of sales	$56,586	$34,193	$22,393	65%

The cost of sales for 2019 increased $22.4 million, or 65%, compared with 2018. The increase was primarily driven by the following:

•

$15.5 million and $7.9 million increases in inventory costs related to products sold and royalty payments to BioMarin and UWA, respectively, primarily as a result of the increasing demand for EXONDYS 51 during 2019; and

•	$1.0 million decrease in other inventory costs as a result of a reduction in write-offs of certain batches of EXONDYS 51 not meeting our quality specifications.

Research and Development Expenses

Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, conducting pre-clinical trials, clinical trials and manufacturing activities. Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants, up-front fees and milestones paid to third parties in connection with technologies that have not reached technological feasibility and do not have an alternative future use, and other external services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical programs include salaries, stock-based compensation and allocation of our facility and technology costs.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Gene therapies	$123,210	$8,880	$114,330	NM*
Up-front, milestone, and other expenses	103,162	142,413	(39,251)	(28)%
Eteplirsen (exon 51)	47,042	32,056	14,986	47%
Casimersen (exon 45)	27,095	26,758	337	1%
Golodirsen (exon 53)	21,390	25,875	(4,485)	(17)%
PPMO platform	19,082	23,911	(4,829)	(20)%
Collaboration cost-sharing	9,416	8,599	817	10%
Other projects	3,262	2,135	1,127	53%
Internal research and development expenses	207,250	131,216	76,034	58%
Total research and development expenses	$560,909	$401,843	$159,066	40%

*	NM: not meaningful

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$222,178	$111,101	$111,077	100%
Up-front, milestone, and other expenses	103,162	142,413	(39,251)	(28)%
Compensation and other personnel expenses	89,639	49,701	39,938	80%
Facility- and technology-related expenses	46,556	16,555	30,001	181%
Stock-based compensation	27,681	14,214	13,467	95%
Professional services	22,965	17,926	5,039	28%
Pre-clinical expenses	11,729	22,992	(11,263)	(49)%
Collaboration cost-sharing	9,416	8,599	817	10%
Research and other	27,583	18,342	9,241	50%
Total research and development expenses	$560,909	$401,843	$159,066	40%

Research and development expenses for 2019 increased by $159.1 million, or 40%, compared with 2018. The increase was primarily driven by the following:

•

$111.1 million increase in clinical and manufacturing expenses primarily due to a ramp-up of manufacturing activities for our gene therapy programs (including our micro-dystrophin program), increased patient enrollment in our ESSENCE trial, and initiation of certain post-market studies for EXONDYS 51. These increases were partially offset by a ramp-down of clinical trials in EXONDYS 51, including the PROMOVI trial and the Phase 1/2 trial in VYONDYS 53;

•

$39.3 million decrease in up-front, milestone, and other expenses, primarily due to $46.9 million of up-front cash and equity payments to StrideBio as a result of the execution of a license and collaboration agreement in November 2019, a $28.0 million up-front payment to Genethon as a result of the execution of a license and collaboration agreement in November 2019, and $25.6 million of up-front and milestone payments made to various academic institutions throughout 2019, as compared with $85.0 million up-front and milestone payments to Myonexus as a result of the execution of a warrant agreement in May 2018 as well as certain development milestones being achieved, $44.8 million up-front and milestone payments to Lysogene as a result of the execution of a collaboration and license agreement in October 2018 as well as certain development milestones becoming probable of being achieved, and $8.0 million related to the purchase of a license to develop, manufacture and commercialize a pre-clinical Pompe product candidate under a license agreement with Lacerta in August 2018;

•	$39.9 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$30.0 million increase in facility- and technology-related expenses due to our continuing global expansion efforts as well as a change in methodology in allocation of technology expense;
•	$13.5 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$5.0 million increase in professional services primarily due to continuing accelerated company growth as a result of expansion of our research and development pipeline;
•	$11.3 million decrease in pre-clinical expenses primarily due to the completion of certain toxicology studies in our PPMO platform;
•

$0.8 million increase in collaboration cost-sharing driven by collaboration cost-sharing with Genethon on its microdystrophin platform, offset by a decrease in collaboration cost-sharing with Summit (Oxford) Ltd. as it wound down activities on its Utrophin platform; and

•

$9.2 million increase in research and other primarily driven by a $7.1 million increase in lab supplies as a result of an increase in headcount as well as a $3.0 million increase in sponsored research with academic institutions, partially offset by a reduction of $3.8 million in loss due to impairment of certain patents from 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries, benefits, stock-based compensation and related costs for personnel in our executive, finance, legal, information technology, business development, human resources, commercial and other general and administrative functions. Other general and administrative expenses include an allocation of our facility and technology costs and professional fees for legal, consulting and accounting services.

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$105,998	$72,042	$33,956	47%
Professional services	91,384	78,856	12,528	16%
Stock-based compensation	50,921	35,913	15,008	42%
Facility- and technology-related expenses	27,249	10,729	16,520	154%
Restructuring expenses	—	(2,222)	2,222	(100)%
Other	9,260	12,443	(3,183)	(26)%
Total selling, general and administrative expenses	$284,812	$207,761	$77,051	37%

Selling, general and administrative expenses for 2019 increased by $77.1 million, or 37%, compared with 2018. This was primarily driven by the following:

•	$34.0 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$12.5 million increase in professional services primarily due to continuing global expansion;
•	$15.0 million increase in stock-based compensation primarily due to increases in headcount and stock price;
•

$16.5 million increase in facility- and technology-related expense primarily due to continuing global expansion offset by a decrease in technology expense due to a change in allocation methodology; and

•

$2.2 million decrease in restructuring credits due to the relief of cease-use liabilities as a result of the termination of the rental agreement for our Corvallis facility recorded during the second quarter of 2018.

Acquired In-process Research and Development

As a result of the Myonexus acquisition, we recorded acquired in-process research and development expense of approximately $173.2 million during the second quarter of 2019. There was no such transaction during the same period of 2018.

Settlement and License Charges

In December 2019, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of VYONDYS 53. This was a result of a settlement and license agreement with BioMarin in July 2017. There was no such expense recognized during the same period of 2018.

Amortization of In-licensed Rights

Amortization of in-licensed rights relate to the agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of approximately $6.6 million in 2017 as a result of the settlement and license agreements with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016 and VYONDYS 53 in December 2019, we recorded an in-licensed right asset of $1.0 million and $0.5 million, respectively, related to the license agreement with UWA. Each in-licensed right is being amortized on a straight-line basis over the life of the patent from the first commercial sale of each product. For the years ended December 31, 2019 and 2018, we recorded amortization of in-licensed rights of approximately $0.8 million and $0.9 million, respectively.

Other expense, net

Other expense, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment discount, gain from our investment in Lysogene, and rental income and loss. Our cash equivalents and investments consist of money market funds, commercial paper, government and government agency debt securities, corporate debt securities and certificates of deposit. Interest expense primarily includes interest accrued on our convertible notes, term loan, revolving line of credit and a mortgage loan related to our Corvallis, Oregon property. Rental income and loss is from leasing excess space in some of our facilities.

Other expense, net, for 2019 decreased by $10.7 million compared with 2018. The decrease primarily reflected decreases in term loan termination expense and an increase in amortization of investment discount as a result of an increase in interest rates.

Income tax expense (benefit)

Income tax expense for 2019 was approximately $1.2 million, which primarily reflected adjustments to estimated foreign and current state income taxes in 2019. Income tax benefit for 2018 was approximately $0.7 million, which primarily reflected adjustments to estimated state income taxes in 2017.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$835,080	$370,829	$464,251	125%
Short-term investments	289,668	803,083	(513,415)	(64)%
Restricted cash and investments	9,566	1,001	8,565	NM*
Total cash, cash equivalents and investments	$1,134,314	$1,174,913	$(40,599)	(3)%

Borrowings:
Long-term debt	$240,004	$—	$240,004	NM*
Convertible debt	441,896	420,554	21,342	5%
Total borrowings	$681,900	$420,554	$261,346	62%

Working capital
Current assets	1,468,913	1,426,183	42,730	3%
Current liabilities	264,767	173,690	91,077	52%
Total working capital	$1,204,146	$1,252,493	$(48,347)	(4)%

*	NM: not meaningful

For the years ended December 31, 2019 and December 31, 2018, our principal source of liquidity was derived from proceeds from sales of our products and debt and equity financings. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to continue to generate revenues from sales of EXONDYS 51, VYONDYS 53, and potential future products;
•	the timing and costs associated with our continuing global expansion;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments and manufacturing obligations;
•	the timing and costs associated with our clinical trials and pre-clinical trials;
•	the attainment of milestones and our obligations to make milestone payments to Myonexus’ selling shareholders, StrideBio, BioMarin, Lysogene, Lacerta, Nationwide, UWA and other institutions;
•	repayment of outstanding debt; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and we expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, or the licensing or sale of our technologies or additional government contracts. We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$(456,463)	$(388,660)	$(67,803)	17%
Investing activities	286,725	(370,488)	657,213	(177)%
Financing activities	642,554	530,150	112,404	21%
Increase (decrease) in cash and cash equivalents	$472,816	$(228,998)	$701,814	(306)%

Operating Activities.

Cash used in operating activities increased by $67.8 million for 2019 compared with 2018, primarily due to the following:

•

$179.9 million increase in net loss excluding acquired in-process research and development expense primarily driven by increases in research and development expense and selling, general and administrative expense partially offset by an increase in net product revenues for EXONDYS 51 and VYONDYS 53.

The increases were partially offset by:

•	$41.7 million increase in non-cash adjustments; and
•	$41.0 million increase in use of operating assets and liabilities.

Investing Activities.

Cash provided by investing activities was $286.7 million for 2019. Cash used in investing activities for 2018 was $370.5 million. The favorable change was primarily due to the following:

•	$849.8 million increase in proceeds from the maturity or sale of available-for-sale securities; and,
•	$1.5 million decrease in purchase of property and equipment.

The increases were partially offset by:

•	$172.6 million increase as a result of the acquisition of Myonexus; and
•	$22.0 million increase in the purchase of available-for-sale securities.

Financing Activities.

Cash provided by financing activities increased by $112.4 million for 2019 compared with 2018, primarily driven by the following:

•	$9.8 million increase in proceeds from debt financings; and
•	$269.4 million decrease in repayment of outstanding debts and debt extinguishment costs.

The increases were partially offset by:

•	$148.1 million decrease in proceeds from sales of common stock;
•	$13.6 million decrease in proceeds from the exercise of options and our employee stock purchase program; and
•	$4.3 million increase in taxes paid related to net share settlement of equity awards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2019:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Convertible debt (1)	$611,681	$8,550	$17,100	$586,031	$—
Term loan (1)	336,299	22,313	43,090	270,896	—
Lease obligations	68,044	11,718	23,971	22,701	9,654
Manufacturing obligations (2)	893,036	378,744	248,314	116,628	149,350
Total contractual obligations	$1,909,060	$421,325	$332,475	$996,256	$159,004

(1)	Interest is included.
(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Purchase obligations relate primarily to our commercialization of EXONDYS 51 and VYONDYS 53, and clinical programs for DMD and gene therapy programs.

Milestone Obligations

For products and product candidates that are currently in various research and development stages, we may be obligated to make up to $3.0 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or sales milestones. Because the achievement of these milestones is not probable and payment is not required as of December 31, 2019, such contingencies have not been recorded in our consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Other Funding Commitments

We have several on-going clinical trials in various stages. Our most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at our option. As of December 31, 2019, we had approximately $91.4 million in cancellable future commitments based on existing CRO contracts.

Recent Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. As of December 31, 2019, we had $1,134.4 million of cash, cash equivalents and investments, comprised of $835.1 million of cash and cash equivalents, $289.7 million short-term investments and $9.6 million of restricted cash and investments. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. For both of the years ended December 31, 2019 and 2018, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.1 million, to our interest rate sensitive instruments.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act for the quarter ended December 31, 2019 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

2.2*	Warrant to Purchase Common Stock of Myonexus Therapeutics, Inc., issued by Myonexus Therapeutics, Inc. to Sarepta Therapeutics, Inc., dated as of May 3, 2018.	10-Q	001-14895	2.1	8/8/18

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15

3.3	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14

3.4	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20

4.1	Form of Specimen Certificate for Common Stock.	10-Q	001-14895	4.1	8/8/13

4.2	Indenture, dated as of November 14, 2017, by and between Sarepta Therapeutics, Inc. and U. S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2024).	8-K	001-14895	4.1	11/14/17

4.3	Form of Note (included in Exhibit 4.2)	8-K	001-14895	4.1	11/14/17

4.4	Description of Registered Securities					X

10.1†	AVI BioPharma, Inc. 2002 Equity Incentive Plan.	Schedule 14A	001-14895	Appendix A	4/11/02

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
10.2†	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-14895	10.1	7/1/16

10.3†	Form of Stock Option Award Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.13	2/28/17

10.4†	Form of Restricted Stock Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.14	2/28/17

10.5†	Form of Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan.	10-K	001-14895	10.17	2/28/17

10.6†	Form of Stock Appreciate Right Award Agreement under the 2011 Equity Incentive Plan.	10-K	001-14895	10.18	2/28/17

10.7†	Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	8-K	001-14895	10.2	7/1/16

10.8†	Offer Letter dated October 23, 2013 by and between Sarepta Therapeutics, Inc. and Sandesh Mahatme.	10-K	001-14895	10.24	3/3/14

10.9†	Offer Letter dated October 23, 2012 by and between Sarepta Therapeutics, Inc. and David Tyronne Howton.	10-K	001-14895	10.25	3/3/14

10.10†	Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan, as amended.	S-8	001-14895	4.4	2/25/16

10.11	Form of Stock Option Award Agreement under 2014 Employment Commencement Incentive Plan	10-K	001-14895	10.28	3/3/14

10.12*	Amended and Restated Exclusive License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated April 10, 2013.	10-Q	001-14895	10.1	5/9/13

10.13*	First Amendment to License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated June 19, 2016.	10-Q	001-14895	10.1	8/9/16

10.14	Lease Agreement dated June 25, 2013 by and between Sarepta Therapeutics, Inc. and ARE-MA Region No. 38, LLC.	8-K	001-14895	10.1	7/1/13

10.15†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

10.16	Asset Purchase Agreement dated February 20, 2017 by and between Sarepta Therapeutics Inc. and Gilead Sciences, Inc.	10-Q	001-14895	10.1	5/4/17

10.17†	Offer Letter dated December 3, 2012 by and between Sarepta Therapeutics, Inc. and Alexander “Bo” Cumbo	10-Q	001-14895	10.3	5/4/17

10.18†	Form of Severance Letter Agreement entered between Sarepta Therapeutics, Inc. and each of Sandesh Mahatme, Alexander “Bo” Cumbo, David Tyronne Howton, Jr. and Shamim Ruff	10-K	001-14895	10.58	3/1/18

10.19†	Employment Agreement, dated as of June 26, 2017, between Sarepta Therapeutics, Inc. and Douglas S. Ingram	8-K	001-14895	10.1	6/28/17

10.20†	Change in Control and Severance Agreement by and between Douglas S. Ingram and Sarepta Therapeutics, Inc., effective June 26, 2017	8-K	001-14895	10.2	6/28/17

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
10.21†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.3	6/28/17

10.22†	Restricted Stock Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.4	6/28/17

10.23†	Performance Stock Option Award Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.5	6/28/17

10.24*	Settlement Agreement between Sarepta Therapeutics, Inc., Sarepta International C.V. and The University of Western Australia on the one hand, and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.7	8/3/17

10.25*	License Agreement between Sarepta Therapeutics, Inc. and Sarepta International C.V. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.8	8/3/17

10.26	Letter Agreement by and between Sarepta Therapeutics, Inc. and Catherine Stehman-Breen dated September 26, 2017	10-Q	001-14895	10.4	11/1/17

10.27	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	001-14895	10.1	11/14/17

10.28	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.2	11/14/17

10.29	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch	8-K	001-14895	10.3	11/14/17

10.30	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC	8-K	001-14895	10.4	11/14/17

10.31†	General Release and Amendment to Separation Agreement between Sarepta Therapeutics, Inc. and Dr. Catherine Stehman-Breen dated April 12, 2018	10-Q	001-14895	10.1	5/3/18

10.32	Seventh Amendment to a Lease Agreement between the Company and ARE-MA Region No. 38, LLC dated April 27, 2018	10-Q	001-14895	10.4	5/3/18

10.33†	Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/8/18

10.34†	Employment Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018	10-Q	001-14895	10.2	8/8/18

10.35†	Change in Control and Severance Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018	10-Q	001-14895	10.3	8/8/18

10.36†	Letter Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated June 26, 2018	10-Q	001-14895	10.4	8/8/18

10.37†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.5	8/8/18

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

10.38†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.6	8/8/18

10.39†	Form of Stock Option Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	10/31/18

10.40†	Form of Restricted Stock Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.2	10/31/18

10.41†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.3	10/31/18

10.42†	Form of Stock Appreciation Right Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.4	10/31/18

10.43†	Amendment to Restricted Stock Award Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated December 17, 2018	10-K	001-14895	10.75	2/28/19

10.44^	Amendment No. 1 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand	10-Q	001-14895	10.1	8/7/19

10.45†	Sub-Plan for Japan under the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.2	8/7/19

10.46†	Sub-Plan for Japan under the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.3	8/7/19

10.47†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employment Stock Purchase Plan (as Amended and Restated on June 27, 2016)	10-Q	001-14895	10.4	8/7/19

10.48	Letter Agreement between Sarepta Therapeutics, Inc. and Myonexus Therapeutics, Inc. dated February 26, 2019	10-Q	001-14895	10.1	5/8/19

10.49†	Form of Executive Vice President Severance Letter Agreement	10-Q	001-14895	10.2	5/8/19

10.50†	Form of Executive Vice President Change in Control and Severance Agreement	10-Q	001-14895	10.3	5/8/19

10.51^	License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019					X

10.52	Stock Purchase Agreement between Sarepta Therapeutics, Inc. and Roche Finance Ltd dated December 21, 2019					X

10.53	Loan Agreement among Sarepta Therapeutics, Inc., BioPharma Credit PLC and BioPharma Credit Investments V (Master) LP dated December 13, 2019					X

10.54	Guaranty and Security Agreement between Sarepta Therapeutics, Inc. and BioPharma Credit PLC dated December 20, 2019					X

10.55†	Director Compensation Policy					X

10.56†	Offer Letter dated November 11, 2019 by and between Sarepta Therapeutics, Inc. and William F. Ciambrone					X

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
10.57†	Amendment to Offer Letter by and between Sarepta Therapeutics, Inc. and William F. Ciambrone					X

10.58†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.1	2/21/20

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, Sandesh Mahatme, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc. for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X

104	The Cover page from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc for the year ended December 31, 2019, formatted in Inline XBRL.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
^	Certain identified information has been excluded from the exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
*	Confidential treatment has been granted for portions of this exhibit.
**

Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2020	SAREPTA THERAPEUTICS, INC.

	By:	/s/ Douglas S. Ingram
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2020:

Signature	Title

/s/ Douglas S. Ingram	President, Chief Executive Officer and Director (Principal Executive Officer)
Douglas S. Ingram

/s/ Sandesh Mahatme	Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)
Sandesh Mahatme

/s/ M. Kathleen Behrens	Chairwoman of the Board
M. Kathleen Behrens, Ph.D.

/s/ Richard Barry	Director
Richard Barry

/s/ Michael W. Bonney	Director
Michael W. Bonney

/s/ Mary Ann Gray	Director
Mary Ann Gray, Ph.D.

/s/ John C. Martin	Director
John C. Martin, Ph.D.

/s/ Claude Nicaise, MD	Director
Claude Nicaise, MD

/s/ Hans Wigzell	Director
Hans Wigzell, M.D., Ph.D.

SAREPTA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sarepta Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of lower of cost or net realizable value of raw materials inventory

As described in Note 2 and Note 8 to the consolidated financial statements, approximately 48%, or $82.0 million, of the Company’s total inventory balance is comprised of raw materials.  The Company periodically analyzes its raw materials inventories, and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

We identified the evaluation of lower of cost or net realizable value of raw materials inventory as a critical audit matter. The estimate of expected future demand for raw materials inventory is difficult to assess and results in the application of greater auditor judgment. Specifically, challenging auditor judgment was required to assess the potential impact the Company’s gene therapy technologies and competitor RNA-targeted therapeutic or gene therapy products could have on existing raw materials inventory.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s inventory valuation process, including controls related to the estimate of expected future demand for raw materials. We compared the Company’s prior period forecasted demand for raw materials to actual results to assess their ability to accurately estimate expected future demand. We evaluated clinical progress associated with the Company’s gene therapy technologies by inspecting internal meeting minutes and interviewing research and development personnel of the Company and assessed the potential impact of those technologies on expected future demand for raw materials inventory. We also read publicly available information to identify information regarding other competitor entities with RNA-targeted therapeutic or gene therapy products that could impact the Company’s estimates of expected future demand.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

February 26, 2020

Sarepta Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$835,080	$370,829
Short-term investments	289,668	803,083
Accounts receivable	90,879	49,044
Inventory	171,379	125,445
Other current assets	81,907	77,782
Total current assets	1,468,913	1,426,183
Property and equipment, net	129,620	97,024
Intangible assets, net	12,497	11,574
Right of use assets, net	37,933	—
Other non-current assets	173,859	107,294
Total assets	$1,822,822	$1,642,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,094	$33,829
Accrued expenses	185,527	134,095
Other current liabilities	11,146	5,766
Total current liabilities	264,767	173,690
Long-term debt	681,900	420,554
Lease liabilities	47,720	—
Other non-current liabilities	10,248	15,555
Total liabilities	1,004,635	609,799
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 99,000,000 shares authorized; 75,184,863 and 71,071,887 issued and outstanding at December 31, 2019 and 2018, respectively	8	7
Additional paid-in capital	3,112,130	2,611,294
Accumulated other comprehensive income (loss), net of tax	50	(99)
Accumulated deficit	(2,294,001)	(1,578,926)
Total stockholders’ equity	818,187	1,032,276
Total liabilities and stockholders’ equity	$1,822,822	$1,642,075

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Revenues:
Product, net	$380,833	$301,034	$154,584
Total revenues	380,833	301,034	154,584

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	56,586	34,193	7,353
Research and development	560,909	401,843	166,707
Selling, general and administrative	284,812	207,761	122,682
Acquired in-process research and development	173,240	—	—
Settlement and license charges	10,000	—	28,427
Amortization of in-licensed rights	849	865	1,053
Total cost and expenses	1,086,396	644,662	326,222
Operating loss	(705,563)	(343,628)	(171,638)

Other (loss) income:
Other expense, net	(8,317)	(18,982)	(1,990)
Gain from sale of Priority Review Voucher	—	—	125,000
Total other (loss) income	(8,317)	(18,982)	123,010

Loss before income tax expense (benefit)	(713,880)	(362,610)	(48,628)
Income tax expense (benefit)	1,195	(692)	2,060
Net loss	(715,075)	(361,918)	(50,688)

Other comprehensive loss:
Unrealized gains (losses) on investments	149	280	(259)
Total other comprehensive income (loss)	149	280	(259)
Comprehensive loss	$(714,926)	$(361,638)	$(50,947)

Net loss per share — basic and diluted	$(9.71)	$(5.46)	$(0.86)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	73,615	66,250	58,818

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
BALANCE AT DECEMBER 31, 2016	54,759	$5	$1,503,126	$(120)	$(1,166,320)	$336,691
Exercise of options for common stock	793	—	13,799	—	—	13,799
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	400	—	—	—	—	—
Shares withheld for taxes	(60)	—	(2,227)	—	—	(2,227)
Issuance of common stock for cash, net of offering costs	8,798	1	353,958	—	—	353,959
Issuance of common stock under employee stock purchase plan	102	—	1,425	—	—	1,425
Equity component of convertible notes	—	—	156,953	—	—	156,953
Purchase of capped call share options	—	—	(50,901)	—	—	(50,901)
Stock-based compensation	—	—	30,465	—	—	30,465
Unrealized loss from available-for-sale securities	—	—	—	(259)	—	(259)
Net loss	—	—	—	—	(50,688)	(50,688)
BALANCE AT DECEMBER 31, 2017	64,792	6	2,006,598	(379)	(1,217,008)	789,217
Exercise of options for common stock	2,119	—	47,916	—	—	47,916
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	58	—	—	—	—	—
Shares withheld for taxes	(79)	—	(9,061)	—	—	(9,061)
Issuance of common stock for cash, net of offering costs	4,107	1	513,408	—	—	513,409
Issuance of common stock under employee stock purchase plan	75	—	2,306	—	—	2,306
Stock-based compensation	—	—	50,127	—	—	50,127
Unrealized gain from available-for-sale securities	—	—	—	280	—	280
Net loss	—	—	—	—	(361,918)	(361,918)
BALANCE AT DECEMBER 31, 2018	71,072	7	2,611,294	(99)	(1,578,926)	1,032,276
Exercise of options and stock appreciation rights for common stock	1,125	—	31,522	—	—	31,522
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	68	—	—	—	—	—
Shares withheld for taxes	(78)	—	(9,135)	—	—	(9,135)
Issuance of common stock for cash, net of offering costs	2,604	1	365,353	—	—	365,354
Issuance of common stock for collaboration agreement	302	—	29,415	—	—	29,415
Issuance of common stock under employee stock purchase plan	92	—	5,079	—	—	5,079
Stock-based compensation	—	—	78,602	—	—	78,602
Unrealized gain from available-for-sale securities	—	—	—	149	—	149
Net loss	—	—	—	—	(715,075)	(715,075)
BALANCE AT DECEMBER 31, 2019	75,185	$8	$3,112,130	$50	$(2,294,001)	$818,187

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(715,075)	$(361,918)	$(50,688)
Adjustments to reconcile net loss to cash flows in operating activities:
Acquired in-process research and development	173,240	—	—
Non-cash up-front payment to StrideBio	29,415	—	—
Gain from sale of Priority Review Voucher	—	—	(125,000)
Depreciation and amortization	30,547	12,245	8,092
Amortization of investment discount	(8,445)	(7,672)	(888)
Loss from debt extinguishment	—	2,322	—
Non-cash interest expense	21,444	20,190	2,679
Stock-based compensation	78,602	50,127	30,465
Other	690	3,938	805
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(41,835)	(19,576)	(24,240)
Net increase in inventory	(45,934)	(41,840)	(70,792)
Net increase in other assets	(102,091)	(136,638)	(15,354)
Net increase in accounts payable, accrued expenses, lease liabilities and other liabilities	122,979	90,162	12,925
Net cash used in operations	(456,463)	(388,660)	(231,996)

Cash flows from investing activities:
Purchase of property and equipment	(59,631)	(61,157)	(12,000)
Purchase of intangible assets	(3,082)	(3,188)	(9,215)
Purchase of available-for-sale securities	(1,193,632)	(1,171,603)	(589,520)
Maturity and sales of available-for-sale securities	1,715,626	865,813	296,225
Proceeds from sale of Priority Review Voucher	—	—	125,000
Purchase of restricted investment	—	(353)	—
Maturity of restricted investment	—	—	10,695
Acquisition of Myonexus Therapeutics, Inc., net of cash acquired	(172,556)	—	—
Net cash provided (used) in investing activities	286,725	(370,488)	(178,815)

Cash flows from financing activities:
Proceeds from exercise of options and employee stock purchase program	36,601	50,222	15,224
Taxes paid related to net share settlement of equity awards	(4,337)	—	—
Proceeds from sales of common stock, net of offering costs	365,354	513,409	353,959
Proceeds from December 2019 Term Loan	245,625	—	—
Repayment of June 2015 and July 2017 Term Loan	—	(30,000)	(15,000)
Proceeds from July 2017 Term Loan	—	—	30,000
Proceeds from revolving line of credit	—	235,872	39,708
Repayment of revolving line of credit	—	(235,954)	(39,645)
Payment for debt extinguishment	—	(2,134)	—
Repayment of mortgage loans and notes payable	—	(1,265)	(109)
Purchase of capped call options	—	—	(50,901)
Proceeds from convertible debt offering	—	—	570,000
Debt issuance costs	(689)	—	(15,154)
Net cash provided by financing activities	642,554	530,150	888,082

Increase (decrease) in cash and cash equivalents	472,816	(228,998)	477,271

Cash, cash equivalents and restricted cash:
Beginning of period	370,829	599,827	122,556
End of period	$843,645	$370,829	$599,827

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$835,080	$370,829	$599,691
Restricted cash in other assets	8,565	—	136
Total cash, cash equivalents and restricted cash	$843,645	$370,829	$599,827

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,550	$11,308	$1,912
Cash paid during the period for income taxes	$933	$1,548	$5,336
Supplemental schedule of non-cash investing activities and financing activities:
Shares withheld for tax included in accrued expenses	$4,798	$—	$—
Accrued debt discount and issuance costs	$5,000	$—	$625
Property and equipment included in accrued expenses	$1,181	$5,421	$2,525
Reclassification of long term investments to short term investments	$—	$9,980	$—

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, highly-differentiated and innovative technologies, and through collaborations with its strategic partners, the Company is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“DMD”), Limb-girdle muscular dystrophies (“LGMDs”), Mucopolysaccharidosis type IIIA (“MPS IIIA”) and other neuromuscular and central nervous system (“CNS”) disorders.

Its first and second commercial products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”) and VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), respectively, were granted accelerated approval by the U.S. Food and Drug Administration (“FDA”) on September 19, 2016 and December 12, 2019, respectively. EXONDYS 51 and VYONDYS 53 are indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 and exon 53 skipping, respectively. EXONDYS 51 and VYONDYS 53 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 and exon 53, respectively, of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

As of December 31, 2019, the Company had approximately $1,134.4 million of cash, cash equivalents and investments, consisting of $835.1 million of cash and cash equivalents, $289.7 million of short-term investments, and $9.6 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of December 31, 2019 is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), reflect the accounts of Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. The Company’s CEO, as the chief operating decision-maker, manages and allocates resources to the operations of the Company on a total company basis. The Company’s research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. The Company’s supply chain organization manages the development of the manufacturing processes, clinical trial supply and commercial product supply. The Company’s commercial organization is responsible for commercialization of EXONDYS 51 and VYONDYS 53 in the U.S. and internationally. The Company is supported by other back-office general and administration functions. Consistent with this decision-making process, the Company’s CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.

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

Investments

Available-For-Sale Debt Securities

Available-for-sale debt securities are recorded at fair value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholder’s equity. Realized gains and losses are reported in other expense, net, on a specific identification basis.

Equity Investments

The Company’s equity investments include its investments in a publicly traded biotechnology company and a privately held biotechnology company and are included in other non-current assets in the Company’s consolidated balance sheets. The equity investment in the publicly traded biotechnology company has a readily determinable fair value and is carried at fair value with changes in value recorded as a gain or loss in the Company’s consolidated statements of operations and comprehensive loss. The equity investment in the privately held biotechnology company does not have readily determinable fair value and is measured at cost less any impairment, plus or minus changes resulting from observable price changes for the identical or a similar investment of the same issuer, which is recorded as a gain or loss on the Company’s consolidated statements of operations and comprehensive loss.

Accounts Receivable

The Company’s accounts receivable primarily arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from Medicaid rebates, governmental chargebacks including Public Health Services (“PHS”) chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of the Company) for PHS chargebacks, prompt pay discounts and certain distribution fees, or a current liability (if a payment is required of us), for Medicaid rebates, co-pay assistance and certain distribution fees.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies in the U.S. as well as certain distributors in the EU, Brazil, Israel and the Middle East. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2019, the credit profiles for the Company’s customers are deemed to be in good standing and an allowance for doubtful accounts receivable is not considered necessary.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash, cash equivalent and investments held at financial institutions.

For the year ended December 31, 2019, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 60 to 91 days. Outside of the U.S., the payment terms range between 45 and 150 days. Three individual customers accounted for 43%, 41% and 13% of net product revenues for the year ended December 31, 2019, 42%, 38% and 18% for the year ended December 31, 2018, and 47%, 34% and 19% for the year ended December 31, 2017. Three individual customers accounted for 45%, 37% and 11% of accounts receivable from product sales for the year ended December 31, 2019 and 51%, 28% and 10% for the year ended December 31, 2018. As of December 31, 2019, the Company believes that such customers are of high credit quality.

As of December 31, 2019, the Company’s cash equivalents and investments were concentrated at three financial institutions. The Company does not believe that there is significant risk of non-performance by the financial institutions.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. EXONDYS 51 and VYONDYS 53 inventory that may be used in clinical development programs is charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

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

For products which are under development and have not yet been approved by regulatory authorities, purchased drug product is charged to research and development expense upon delivery. Delivery occurs when the inventory passes quality inspection and ownership transfers to the Company. Nonrefundable advance payments for research and development activities, including production of purchased drug product, are deferred and capitalized until the goods are delivered. If the Company does not expect the goods to be delivered or services to be rendered, the advanced payment capitalized will be charged to expense.

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

The Company generally depreciates the cost of its property and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

Asset Category	Useful lives
Lab equipment	5 years
Office equipment	5 years
Software and computer equipment	3 - 5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the useful life or the term of the respective lease
Land improvements	25 years
Land	Not depreciated
Building and improvements	30 years
Construction in Progress	Not depreciated until put into service

Intangible assets

The Company’s intangible assets consist of in-licensed rights, patent costs, and software licenses, which are stated in the Company’s consolidated balance sheets net of accumulated amortization and impairments, if applicable.

The in-licensed rights relate to agreements with BioMarin Pharmaceutical, Inc. (“BioMarin”) and the University of Western Australia (“UWA”). The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patents because the life of the related patents reflects the expected time period that the Company will benefit from the in-licensed rights.

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

Convertible Debt

The Company separately accounts for the liability and equity components of convertible debt instruments that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The Company recognizes the amortization of the resulting discount as interest expense using the effective interest method. Simultaneously, the Company bought capped call options from certain counterparties to minimize the impact of potential dilution upon conversion. The premium for the capped call options was recorded as additional paid-in capital. For additional information related to the convertible debt transactions, please read Note 13, Indebtedness to the consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”), the Company performs the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers or provides to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. The only performance obligation in the Company’s contracts with customers is to timely deliver drug products to the customer’s designated location.

Product revenues

The Company distributes its products principally through its customers. The customers subsequently resell the product to patients and health care providers. The Company provides no right of return to the customers except in cases of shipping error or product defect. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers. For the years ended December 31, 2019, 2018 and 2017, the majority of the revenues recognized were generated by the specialty distributor and specialty pharmacies in the U.S.

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

•

Prompt payment discounts relate to the Company’s estimated obligations for credits to be granted to specialty pharmacies for remitting payment on their purchases within established incentive periods. Reserves for prompt payment discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

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

Direct research and development expenses associated with the Company’s programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other external services, such as data management and statistical analysis support and materials and supplies used in support of clinical programs. Indirect costs of the Company’s clinical programs include salaries, stock-based compensation and an allocation of its facility and technology costs.

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

Under the Company’s ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The fair value of stock purchase rights are estimated using the Black-Scholes-Merton option-pricing model. The fair value of the look-back provision with the 15% discount is recognized on a graded-vesting basis as stock-based compensation expense over the purchase period.

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

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, “Leases” (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC Topic 840, “Leases” (“ASC 840”).

As a result of adopting ASC 842, the Company recorded lease right-of-use (“ROU”) assets of $42.5 million and lease liabilities of $60.1 million as of January 1, 2019, primarily related to real estate leases, based on the present value of future lease payments on the date of adoption. The difference between the ROU assets and lease liabilities was due to previously recorded net deferred rent liabilities that were reclassified into the ROU assets. There was no impact to retained earnings upon adoption of ASC 842. Amounts related to finance leases were immaterial as of adoption .

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the balance sheet as ROU assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its leases no less than on a quarterly basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term at lease commencement. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rate.

In accordance with ASC 842, components of a lease should be bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified must then be allocated based on the respective relative fair values to the lease components and non-lease components. However, ASC 842 provides a practical expedient that allows an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, the lease component and non-lease components are accounted for together as a single component. For real estate leases, the Company has elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. This practical expedient is not elected for manufacturing facilities and equipment embedded in product supply arrangements.

Embedded Derivatives

The Company evaluates certain of its financial and business development transactions to determine if embedded components of these contracts meet the definition of derivative under Topic ASC 815, “Derivatives and Hedging”. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, met the definition of a derivative. The embedded derivative is reported on the balance sheets at its fair value. Any change in fair value, as determined at each measurement period, is recorded as a component of the consolidated statements of operations and comprehensive loss.

Commitments and Contingencies

The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company is currently evaluating the potential impact this ASU may have on its financial position and results of operations upon adoption.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”. The amendments in this update clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. As of December 31, 2019, the Company has elected to early adopt this ASU and the adoption did not have a material impact on its financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of December 31, 2019, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This ASU requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance contained in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU No. 2018-15 will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. As of December 31, 2019, the Company has not elected to early adopt this guidance but believes that the adoption of this guidance will not have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted, and requires adoption using a modified retrospective approach, with certain exceptions. As of December 31, 2019, the Company has not elected to early adopt this guidance. Based on the composition of the Company’s investment portfolio as of December 31, 2019, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. Additionally, for trade receivables, due to their short duration and the credit profile of the Company’s customers, the effect of transitioning from the incurred losses model to the expected losses model is not expected to be material.

3. LICENSE AND COLLABORATION AGREEMENTS

Roche Holding A.G.

On December 21, 2019, the Company entered into a license, collaboration and option agreement and a stock purchase agreement (collectively, the “Roche Agreements”) with F. Hoffman-La Roche Ltd (“Roche”), providing Roche with exclusive commercial rights to SRP-9001 (AAVrh74.MHCK7.micro-dystrophin) (the “Lead Product”), the Company’s investigational gene therapy for DMD, outside the U.S. The Company retains all rights to SRP-9001 in the U.S. and will perform all development activities directed to obtaining and maintaining regulatory approvals for SRP-9001 in the U.S. and the EU. Further, global development expenses for SRP-9001 will be equally shared between the two parties.

The closing of the transaction was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. The agreement became effective as of February 4, 2020, and closed on February 14, 2020.

When the Roche Agreements became effective, the Company received payments totaling approximately $1.2 billion, consisting of $750.0 million in an up-front payment and $400.0 million in an equity investment. Additionally, the Company may receive up to approximately $1.7 billion in regulatory and sales milestones related to the Lead Product. Upon commercialization, the Company is also eligible to receive tiered royalty payments based on net sales.

In addition, Roche has options to in-license (1) certain exon-skipping products that target the dystrophin gene to induce exon skipping, including eteplirsen, golodirsen, casimersen and SRP-5051, (2) certain gene therapy products other than SRP-9001 that encode and directly express dystrophin or a derivative thereof and (3) certain gene-editing products that modify, repair, or activate an endogenous dysfunctional dystrophin gene (collectively, the “Option Products”). If and when Roche decides to exercise the options, it will be required to make an option exercise payment, on a per Option Product basis, in an amount ranging between $20.0 million and $125.0 million.

As of December 31, 2019, there was no accounting impact as a result of the execution of the Roche Agreements because the closing of the transaction did not occur until subsequent to year-end.

Genethon

In May 2017, the Company entered into a sponsored research agreement (the “Research Agreement”) with Genethon for its micro-dystrophin gene therapy program for the treatment of DMD. The Research Agreement provided the Company with an option to in-license the corresponding technology. On November 22, 2019, the Company exercised the option and entered into a license and collaboration with Genethon (the “Genethon Collaboration Agreement”). The Genethon Collaboration Agreement grants the Company with exclusive rights in the majority of the world (primarily excluding the EU) to Genethon’s micro-dystrophin gene therapy products (“Genethon Products”) and other micro-dystrophin gene therapy products (“Other Licensed Products”).

Under the Genethon Collaboration Agreement, a joint steering committee will be established to plan, monitor and coordinate development activities for Genethon Products and Other Licensed Products. The Company and Genethon will be responsible for 75% and 25%, respectively, of development costs related to both the Genethon Products and the Other Licensed Products. For the year ended December 31, 2019, the Company recorded $9.0 million of research and development expense related to reimbursable development costs incurred for Genethon Products to date.

Upon exercise of the option, the Company made an up-front payment of $28.0 million and may be liable for up to $157.5 million and $78.8 million in development, regulatory and sales milestones for the Genethon Products and Other Licensed Products, respectively. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales of the Genethon Products and the Other Licensed Products.

The up-front payment represents rights to potential future benefits associated with ongoing research and development activities that have no alternative future use. Accordingly, this amount has been recorded as research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. As of December 31, 2019, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

StrideBio, Inc.

On November 14, 2019 (the “StrideBio Effective Date”), the Company entered into a collaboration and license agreement (the “StrideBio Collaboration Agreement”) and a stock purchase agreement (collectively, the “StrideBio Agreements”) with StrideBio, Inc. (“StrideBio”). Under the terms of the StrideBio Collaboration Agreement, StrideBio granted the Company exclusive worldwide licenses to develop, collaborate and commercialize StrideBio’s adeno-associated viral capsids for gene therapy with respect to multiple initial development targets (“Initial Targets”), and, at the option of the Company, additional development targets (“Additional Targets”). The Company also may be required to participate in StrideBio’s next preferred equity round of financing, subject to certain conditions.

Both the Initial Targets and the Additional Targets are comprised of targets to which the Company will have the exclusive right to perform development activities (“Sarepta Development Targets”) and targets that the two parties will jointly develop through completion of Phase 1/2 clinical trials (“Joint Development Targets”). The Company also has the right to select additional Sarepta Development Targets and Joint Development Targets. For each Sarepta Development Target, StrideBio is responsible for initial research activities and each party bears its own costs while the Company is responsible for all costs following transfer of responsibilities to the Company for additional development. For each Joint Development Target, the parties will be responsible to develop a joint development plan for which the parties will share equally all costs through Phase 1/2 of clinical trials after which the Company will be solely responsible for the continued development, regulatory approval and commercialization of the target, including all related costs. The Company and StrideBio will also form a joint steering committee to oversee the collaboration activities.

As a result of execution of the StrideBio Agreements, the Company recognized an up-front expense of $46.9 million, consisting of a cash payment of $17.5 million and 301,980 shares of the Company’s common stock delivered to StrideBio equal to $29.4 million. For Sarepta Development Targets and Joint Development Targets, respectively, the Company may be liable for up to $450.0 million and $835.0 million in development, regulatory and sales milestone payments per target. Furthermore, the Company may be obligated to pay StrideBio up to $42.5 million in additional fees when and if Additional Targets are selected. Additionally, upon commercialization, the Company may be required to make tiered royalty payments based on net sales of each target.

The total up-front payment of $46.9 million, representing the fair value of the common shares delivered and cash, represents rights to potential future benefits associated with ongoing research and development activities that have no alternative future use. Accordingly, this amount has been recorded as research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. As of December 31, 2019, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

Myonexus Therapeutics

In May 2018, the Company entered into a Warrant to Purchase Common Stock Agreement (“Warrant Agreement”) with Myonexus Therapeutics, Inc. (“Myonexus”), a clinical-stage gene therapy biotechnology company that was developing gene therapies for Limb-Girdle muscular dystrophies (“LGMD”). Pursuant to the terms of the Warrant Agreement, the Company made an up-front payment of $60.0 million to purchase an exclusive option to acquire Myonexus for $200.0 million plus sales-related and regulatory-related contingent payments. During the year ended December 31, 2018, the Company recorded $85.0 million to research and development expense in connection with the Warrant Agreement comprised of the $60.0 million up-front payment, two development milestone payments totaling $20.0 million, and a third development milestone for $5.0 million was deemed probable of being achieved as of December 31, 2018.

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

Additionally, the Company assessed whether any of the contingent payments met the definition of a derivative under ASC 815 and, therefore, should be accounted for as contingent consideration. The Company identified that one regulatory-related milestone (not solely based on drug approval by the FDA) met the definition of a derivative. As a result, the Company recorded a contingent consideration liability of $4.5 million at the acquisition date. Any changes in the fair value of the contingent consideration liability after the acquisition date is included in the Company’s statement of operations. This amount was estimated through a probability-weighted expected return method that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 fair value measurement. The Company did not assume any other liabilities as a result of the acquisition.

The following table summarizes the total consideration for the asset acquisition and the value of assets acquired and liability assumed:

Consideration (in thousands)
Purchase price	$165,000
Transactions costs and other fees	8,753
Contingent consideration	4,500
Total consideration	$178,253

Assets Acquired (in thousands)
Cash and cash equivalents	$1,197
Prepaids	3,816
In-process research and development	173,240
Total assets acquired	$178,253

Liability Assumed (in thousands)
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

The portion of the $200.0 million in contingent payments related to the sales milestone will be accrued when and if the sales milestone becomes probable of being achieved, and the related payment will be capitalized and amortized over the life of the patent. As of December 31, 2019, the sales milestone was not probable of being achieved.

Lysogene S.A.

In October 2018, the Company entered into a license and collaboration agreement to develop and commercialize LYS-SAF302, a gene therapy to treat MPS IIIA as well as an equity investment agreement with Lysogene S.A. (“Lysogene”). Under the license and collaboration agreement, in addition to the payment of up-front fees, the Company may be liable for a total of $102.8 million in development, regulatory and sales milestones. Furthermore, the Company may be required to make tiered royalty payments based on net sales of the LYS-SAF302 product subsequent to its commercialization. Under the equity investment agreement, the Company purchased 950,606 shares of common stock issued by Lysogene, representing 8% of the outstanding equity of Lysogene at the time of the transaction.

As a result of execution of the agreements, for the year ended December 31, 2018, the Company recorded research and development expense of $44.8 million, consisting of $26.1 million related to the payment of up-front fees and $18.7 million related to the achievement of a development milestone. In addition, $1.9 million of the total up-front fees paid was allocated to the equity investment in Lysogene and recorded as an other non-current asset.  Changes in the fair value of this equity investment are recorded to other (loss) income in the Company’s consolidated statements of operations and other comprehensive loss.

As of December 31, 2019, no additional development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized. Further, the changes in the fair value of the equity investment for the years ended December 31, 2019 and 2018 were not material.

Lacerta Therapeutics

In August 2018, the Company entered into a license, development and option agreement (the “Lacerta License Agreement”) and a Series A Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with Lacerta Therapeutics, Inc. (“Lacerta”). Pursuant to the Lacerta License Agreement, the Company licensed exclusive worldwide rights to develop, manufacture and commercialize a pre-clinical Pompe product candidate (the “Pompe License”). Lacerta also granted the Company exclusive options to enter into exclusive license agreements to develop, manufacture and commercialize other gene therapy product candidates for Sanfilipo syndrome and L-Amino Acid Decarboxylase Deficiency for additional consideration of $42.0 million (collectively, the “Options”) when (and if) the Options are exercised. Additionally, the Company may be liable for up to approximately $44.0 million in development, regulatory and sales milestones associated with the Pompe License and may be required to make tiered royalty payments based on net sales of the Pompe product subsequent to its commercialization. Under the Stock Purchase Agreement, the Company purchased approximately 4.5 million shares of Series A preferred stock issued by Lacerta.

Under the agreements, the Company made an up-front payment of $38.0 million to Lacerta, $30.0 million and $8.0 million of which were allocated to the Series A preferred stock investment and the Pompe License, respectively. The amount allocated to the Pompe License represents rights to potential future benefits associated with ongoing research and development activities that have no alternative future use. Accordingly, this amount was recorded as research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2018. As of December 31, 2019, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

The $30.0 million allocated to the Series A preferred stock investment was initially measured at cost and is classified as an other non-current asset in the accompanying consolidated balance sheets. Changes in the carrying value of the investment are reported as a component of earnings whenever there are observable price changes in orderly transactions for identical or similar investments of Lacerta in the future. For the years ended December 31, 2019 and 2018, the Company did not record any changes in carrying value of the investment as Lacerta did not issue identical or similar shares during the corresponding periods.

Nationwide Children’s Hospital

In December 2016, the Company entered into an exclusive option agreement with Nationwide Children’s Hospital (“Nationwide”) from which the Company obtained an exclusive right to acquire a worldwide license of the micro-dystrophin gene therapy technology for DMD and Becker muscular dystrophy. In October 2018, the Company exercised the option and entered into a license agreement with Nationwide (“Nationwide License Agreement”). Pursuant to the Nationwide License Agreement, the Company licensed exclusive worldwide rights to develop, manufacture and commercialize micro-dystrophin gene therapy product candidates. Under the agreement, the Company made an up-front payment of $1.0 million to Nationwide, which was recorded as research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2018. Additionally, the Company may be required to make up to $29.0 million in development, regulatory and sales milestone payments per micro-dystrophin product and low-single-digit royalty payments based on net sales of the micro-dystrophin products upon commercialization. As of December 31, 2019, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

BioMarin Pharmaceutical, Inc.

In July 2017, the Company and the University of Western Australia (“UWA”) entered into a settlement agreement with BioMarin Pharmaceutical, Inc. (“BioMarin”). On the same day, the Company entered into a license agreement, which was subsequently amended in April 2019, with BioMarin and Academisch Ziekenhuis Leiden (“AZL”) (collectively with the Company, UWA and BioMarin, the “Settlement Parties”). Under these agreements and amendment, BioMarin agreed to provide the Company with an exclusive license to certain intellectual property with an option to convert the exclusive license into a co-exclusive license and the Settlement Parties agreed to stop most existing efforts to continue with ongoing litigation and opposition and other administrative proceedings concerning BioMarin’s intellectual property. As a result of execution of the agreements, the Company made total up-front payments of $35.0 million. Additionally, the Company may be liable for up to approximately $65.0 million in regulatory and sales milestones for eteplirsen as well as casimersen and golodirsen.  BioMarin is also eligible to receive tiered royalty payments, ranging from 4% to 8%, based on the net sales for the two products and product candidate. The royalty terms under the license agreement will expire in March 2024 in the U.S., December 2024 in the EU and no later than December 2024 in other countries.

Of the $35.0 million paid to BioMarin, $28.4 million was expensed as incurred and $6.6 million was recorded as an intangible asset, representing the fair value of the U.S. license to BioMarin’s intellectual property.  The intangible asset is being amortized on a straight-line basis over the remaining life of the patent and has a carrying value of $4.2 million as of December 31, 2019.

The FDA approval of VYONDYS 53 in December 2019 resulted in a settlement charge to BioMarin of $10.0 million and has been expensed as incurred. No regulatory or sales milestones were achieved for the years ended December 31, 2018 or 2017. For the years ended December 31, 2019, 2018 and 2017, the Company recognized royalty expense of $19.4 million, $15.1 million and $4.7 million, respectively. As of December 31, 2019, no other regulatory or sales milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

University of Western Australia

In April 2013, the Company and UWA entered into an amendment to an existing exclusive license agreement relating to the treatment of DMD by inducing the skipping of certain exons. The agreement was further amended in June 2016.  Under the amended agreement, the Company may be obligated to make payments to UWA totaling up to $26.0 million upon the achievement of certain development, regulatory and sales milestones. Additionally, the Company is required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed under the agreements with UWA. Corresponding with the FDA approval of EXONDYS 51 in 2016, the Company recorded a $1.0 million milestone payment as an in-licensed right intangible asset in its consolidated balance sheet.  Similarly, corresponding to the milestone payments associated with the FDA approval of VYONDYS 53 in December 2019, the Company recorded a $0.5 million milestone payment as an in-licensed right intangible asset in its consolidated balance sheet.  Both intangible assets are being amortized on a straight-line basis over the remaining life of the relevant patents and have a combined carrying value of $1.1 million as of December 31, 2019. For the year ended December 31, 2019, the Company recorded $3.5 million in royalty expense, which is included in cost of sales, related to agreements with UWA with no such an expense incurred in 2018 or 2017. As of December 31, 2019, no other development, regulatory or sales milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

Milestone Obligations

As of December 31, 2019, the Company may be obligated to make up to $3.0 billion of future development, regulatory, commercial, and up-front royalty payments associated with its collaboration and license agreements. For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $113.2 million, $142.4 million and $22.0 million relating to certain up-front, milestone and settlement payments as research and development expense, respectively, under these agreements. The Company is also obligated to pay royalties on net sales of certain of its products related to these collaboration and license agreements. The royalty rates range from the low-single-digit to high teens percentages for both inside and outside the U.S.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In March 2017, the Company completed a sale of its Rare Pediatric Disease Priority Review Voucher (“PRV”) to Gilead Sciences, Inc. for $125.0 million, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

5. FAIR VALUE MEASUREMENTS

The tables below present information about the Company’s financial assets that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$203,410	$203,410	$—	$—
Government and government agency bonds	809,159	809,159	—	—
Strategic equity investments	31,937	1,937	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$1,045,507	$1,015,507	$—	$30,000

Liabilities
Contingent consideration	5,200	—	—	5,200
Total liabilities	$5,200	$—	$—	$5,200

	Fair Value Measurement as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$42,920	$42,920	$—	$—
Commercial paper	125,907	—	125,907	—
Government and government agency bonds	760,235	760,235	—	—
Corporate bonds	43,468	43,468	—	—
Strategic equity investments	31,739	1,739	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total	$1,005,270	$849,363	$125,907	$30,000

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, corporate bonds, certificates of deposit, and the Company’s strategic investment in Lysogene, a publicly traded company in France, as more fully described in Note 3, License and Collaboration Agreements. Certain of the government and government agency bonds and corporate bonds are publicly traded fixed income securities and are presented as cash equivalents on the consolidated balance sheets.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper and government and government agency bonds. These assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, through income-based approaches utilizing market observable data.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta as more fully described in Note 3, License and Collaboration Agreements. The fair value of the asset was initially based on a cost approach corroborated by the Black-Scholes option pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. At the end of each reporting period, the fair value will be adjusted if Lacerta issues similar or identical equity securities or when there is a triggering event for impairment. There were no changes in the fair value of the Lacerta strategic investment during the year ended December 31, 2019.

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relate to the regulatory-related contingent payments to Myonexus selling shareholders as well as to an academic institution under a separate license agreement that meet the definition on a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements. This amount was estimated through an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings. There were no changes in the fair value of the contingent consideration during the year ended December 31, 2019. As of December 31, 2019, the contingent consideration was recorded as a non-current liability on the Company’s consolidated balance sheets.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For fair value information related to the Company’s debt facilities, please read Note 13, Indebtedness.

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of equal to or less than three months from the date of purchase included in cash equivalents in the consolidated balance sheets for each of the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Money market funds	$203,410	$42,920
Government and government agency bonds	519,491	111,587
Commercial paper	—	14,940
Total	$722,901	$169,447

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2019 and 2018 was approximately two months. The following tables summarize the Company’s cash, cash equivalents and investments for each of the periods indicated:

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$315,589	$—	$—	$315,589
Government and government agency bonds	809,090	71	(2)	809,159
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748
As reported:
Cash and cash equivalents	$835,044	$36	$—	$835,080
Short-term investments	289,635	35	(2)	289,668
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$244,302	$—	$—	$244,302
Commercial paper	125,907	—	—	125,907
Government and government agency bonds	760,258	12	(35)	760,235
Corporate bonds	43,544	—	(76)	43,468
Total cash, cash equivalents and investments	$1,174,011	$12	$(111)	$1,173,912
As reported:
Cash and cash equivalents	$370,827	$3	$(1)	$370,829
Short-term investments	803,184	9	(110)	803,083
Total cash, cash equivalents and investments	$1,174,011	$12	$(111)	$1,173,912

7. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Product sales, net of discounts and allowances	$90,409	$48,252
Government contract receivables	470	792
Total accounts receivable, net	$90,879	$49,044

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2017	$995	$6,959	$169	$464	$8,587
Provision	12,284	28,420	2,624	5,286	48,614
Payments/credits	(11,901)	(11,103)	(2,255)	(3,432)	(28,691)
Balance, as of December 31, 2018	$1,378	$24,276	$538	$2,318	$28,510
Provision	9,698	44,749	4,897	9,643	68,987
Payments/credits	(10,488)	(24,287)	(3,929)	(7,290)	(45,994)
Balance, as of December 31, 2019	$588	$44,738	$1,506	$4,671	$51,503

The following table summarizes the total reserves above included in the Company’s consolidated balance sheets for the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Reduction to accounts receivable	$6,254	$2,364
Component of accrued expenses	45,249	26,146
Total reserves	$51,503	$28,510

8. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Raw materials	$82,030	$71,313
Work in progress	88,031	47,279
Finished goods	1,318	6,853
Total inventory	$171,379	$125,445

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Manufacturing-related deposits and prepaids	$54,276	$39,036
Prepaid clinical and pre-clinical expenses	8,263	9,706
Prepaid maintenance services	4,366	2,994
Leasehold improvement receivable	3,059	13,474
Prepaid insurance	2,573	1,006
Prepaid income tax	2,114	2,130
Prepaid research expenses	2,007	1,932
Other	5,249	7,504
Total other current assets	$81,907	$77,782

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Manufacturing-related deposits and prepaids	$122,091	$62,821
Strategic investments	31,937	31,739
Restricted cash and investments	9,566	1,001
Prepaid clinical expenses	4,665	7,541
Alternative minimum tax credit	3,367	3,367
Other	2,233	825
Total other non-current assets	$173,859	$107,294

10. PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes components of property and equipment, net for each of the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Leasehold improvements	$53,950	$20,937
Software and computer equipment	30,683	15,774
Lab equipment	30,053	17,659
Building and improvements	23,108	22,972
Furniture and fixtures	7,090	3,227
Land	5,183	4,158
Land improvements	3,403	—
Office equipment	1,157	436
Construction in progress	25,988	40,010
Property and equipment, gross	180,615	125,173
Less: accumulated depreciation	(50,995)	(28,149)
Property and equipment, net	$129,620	$97,024

For the years ended December 31, 2019, 2018 and 2017, depreciation expense totaled $22.8 million, $10.2 million and $6.4 million, respectively.

11. INTANGIBLE ASSETS

The following table summarizes the components of the Company’s intangible assets for each of the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Patents	$8,902	$7,227
In-licensed rights	8,073	7,573
Software licenses	1,029	626
Intangible assets, gross	18,004	15,426
Less: accumulated amortization	(5,507)	(3,852)
Intangible assets, net	$12,497	$11,574

The in-licensed rights relate to agreements with BioMarin and UWA. As a result of the FDA approval of EXONDYS 51 and VYONDYS 53, the Company recorded in-licensed rights of $1.0 million and $0.5 million, respectively. Following the execution of the settlement and license agreements with BioMarin in July 2017, the Company recorded a $6.6 million intangible asset related to EXONDYS 51 in the U.S.  The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patent because the life of the related patent reflects the expected time period that the Company will benefit from the in-licensed right. For more information about the in-licensed rights, please read Note 3, License and Collaboration Agreements. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $0.8 million, $0.9 million and $1.1 million, respectively, of amortization related to the in-license rights.

Patent amortization expense was $0.4 million, $0.7 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total amortization expense was $1.7 million, $2.1 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company also expensed the remaining net book value of previously capitalized patents that were later abandoned of $0.2 million, $0.1 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, which were included in research and development expenses on the consolidated statements of operations and comprehensive loss.

Additionally, in 2018, the Company reviewed its patent portfolio and identified technology that the Company will no longer pursue. As a result, the Company impaired these patent assets and recorded $3.8 million in impairment loss for the year ended December 31, 2018, which was included in research and development expense on the consolidated statement of operations and comprehensive loss. There was no such loss recorded in the years ended December 31, 2019 and 2017.

The following table summarizes the estimated future amortization for intangible assets:

As of December 31, 2019 (in thousands)
2020	$1,358
2021	1,168
2022	1,156
2023	1,156
2024	1,149
Thereafter	6,510
Total	$12,497

12. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Product revenue related reserves	$45,249	$26,146
Accrued employee compensation costs	43,240	24,692
Accrued contract manufacturing costs	27,622	15,794
Accrued milestone expense	18,390	24,020
Accrued clinical and pre-clinical costs	18,010	11,396
Accrued professional fees	10,707	11,319
Accrued collaboration cost-sharing	9,000	2,167
Accrued royalties	6,301	8,254
Other	7,008	10,307
Total accrued expenses	$185,527	$134,095

13. INDEBTEDNESS

2024 Convertible Notes

On November 14, 2017, the Company issued $570.0 million senior notes due on November 15, 2024 (the “2024 Notes”). The 2024 Notes were issued at face value and bear interest at the rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. The 2024 Notes contain customary covenants and events of default, occurrence of which will permits the certain holders to accelerate all outstanding obligations, including principal and interest.

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

The Company allocated the proceeds received from issuance of the 2024 Notes between the liability component and the embedded conversion option, or equity component. The liability component was determined by measuring the fair value of similar notes that do not include the embedded conversion option. The Company allocated $161.1 million to the equity component, which was determined by deducting the fair value of the liability component from the par value of the 2024 Notes. The equity component, net of allocated offering costs of $4.2 million, was recorded as an increase additional paid-in capital. The equity component, plus $10.6 million of offering costs allocated to the liability component, represent the total debt discount on the 2024 Notes at issuance. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the 2024 Notes. The effective interest rate on the liability component of the 2024 Notes for the year ended December 31, 2019, 2018 and 2017 was 6.9%.

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

Term Loans and Revolving Line of Credit

December 2019 Term Loan

On December 13, 2019, the Company entered into a loan agreement (the “Loan Agreement”) which provides a term loan (“December 2019 Term Loan”) of $500.0 million with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP (collectively, the “Lenders”). The 2019 Term Loan has two tranches: A and B, each of which has a loan amount of $250.0 million. On December 20, 2019, Sarepta drew down tranche A of the 2019 Term Loan and has the option of draw down tranche B of the loan no later than December 31, 2020, subject to certain conditions. The December 2019 Term Loan matures on December 20, 2023, when the principal amount of the loan will become due.

Borrowings under the Loan Agreement bore interest at a rate per annum equal to 8.5%, which shall be payable quarterly in arrears.  The Company is also required to pay the Lenders (1) a fee of 1.75% of the amounts drawn under both tranche A and tranche B due on closing (if and when drawn down), (2) a fee of 2.0% of principal amount on the December 2019 Term Loan maturity date or prepayment amount on each prepayment date and (3) certain out-of-pocket expenses incurred by the Lenders.

The Company may voluntarily prepay, in whole or in part, the outstanding balance under the December 2019 Term Loan at any time after the tranche A closing date. Upon occurrence of a change in control, the Company is required to repay any amounts outstanding under the December 2019 Term Loan. In the event of a permitted prepayment, the Company would be obligated to make the following premium payments: (1) an amount equal to the sum of all interest that would have been accrued and payable from the prepayment date through December 20, 2021 (“Makewhole Amount”), and (2) an amount equal to 1.0% to 2.0% of the prepayment amount depending on the date of the prepayment (“Prepayment Premium”).

The Loan Agreement contains customary affirmative and negative covenants as well as events of default, the occurrence of which would permit the Lenders to accelerate the payment of all outstanding obligations, including the payment of the Makewhole Amount and Prepayment Premium.

As of December 31, 2019, the Company recorded a debt discount of $9.4 million and debt issuance costs of $0.7 million, both of which are being treated as deduction to the carrying value of the December 2019 Term Loan and amortized as interest expense over the term of the loan based on an effective interest method. The debt discount of $9.4 million is inclusive of (1) the initial fee of 1.75% payable to the Lenders and (2) the 2.0% fee payable to the Lenders at maturity or prepayment of the December 2019 Term Loan. This amount is recorded within other long-term liabilities in the Company’s consolidated balance sheets. After certain debt discounts and debt issuance costs, the Company received net proceeds of $244.9 million.

July 2017 Term Loan and Revolving Line of Credit

In July 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit and Security Agreement”) with MidCap Financial Trust (“MidCap”) which provided a term loan of $60.0 million, bearing interest at a rate of 6.25%, plus the one-month London Interbank Offered Rate (“LIBOR”). In addition, in July 2017, the Company entered into a revolving credit and security agreement (the “Revolving Credit Agreement”) with MidCap which provided an aggregate revolving loan commitment of $40.0 million, bearing interest at a rate of 3.95%, plus the one-month LIBOR. In September 2018, the Company terminated both the Amended and Restated Credit and Security Agreement and the Revolving Credit Agreement with MidCap and paid off all amounts due thereunder, including any accrued and unpaid interest. As a result, the Company recorded a debt extinguishment loss of $2.3 million primarily related to the write-off of unamortized debt issuance costs and prepayment fees.

As of December 31, 2019, the Company recorded approximately $681.9 million as long-term debt on the consolidated balance sheets. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $30.7 million, $33.7 million and $5.8 million of interest expense, respectively.

The following table summarizes the Company’s debt facilities for the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Principal amount of the 2024 Notes	$570,000	$570,000
Unamortized discount - equity component	(120,182)	(140,206)
Unamortized discount - debt issuance costs	(7,922)	(9,240)
Net carrying value of 2024 Notes	441,896	420,554
Principal amount of the 2019 Term Loan	250,000	—
Unamortized discounts	(9,996)	—
Net carrying value of 2019 Term Loan	240,004	—
Total carrying value of debt facilities	681,900	420,554
Fair value of 2024 Notes	1,141,288	952,681
Fair value of 2019 Term Loan	250,000	—
Total fair value of debt facilities	$1,391,288	$952,681

The fair value of the 2024 Notes is based on open market trades and is classified as level 1 in the fair value hierarchy. The fair value of the December 2019 Term Loan, approximating its principal amount due to the close proximity of the reporting date and the tranche A close date, is classified as level 2 in the fair value hierarchy as it is based on market observable inputs.

The following table summarizes the total gross payments due under the Company’s debt arrangements:

As of December 31, 2019
(in thousands)
2020	$—
2021	—
2022	—
2023	250,000
2024	570,000
Thereafter	—
Total payments	$820,000

14. EQUITY

In March 2019, the Company sold approximately 2.6 million shares of common stock through an underwritten public offering. The offering price was $140.41 per share. The Company received net proceeds of approximately $365.4 million from the offering, net of commission and offering expenses of approximately $0.3 million.

In November 2019, the Company issued approximated 0.3 million shares of common stock with a fair value of $29.4 million as part of the up-front consideration to StrideBio (see Note 3, License and Collaboration Agreements).

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

15. STOCK-BASED COMPENSATION

In June 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan, which as amended authorized 16.0 million shares of common stock to be issued, allowed for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares and performance units. During 2018, the 2011 Plan was merged into the 2018 Plan (defined below). As a result, there were no shares of common stock remaining available for future grant under the 2011 Plan.

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan (“ESPP”) with approximately 0.3 million shares of common stock available to be issued. In June 2016 and 2019, the Company’s stockholders approved additional approximately 0.3 million and 0.5 million shares, respectively, of common stock available to be issued to be added to the 2013 ESPP. As of December 31, 2019, 0.6 million shares of common stock remain available for future grant under the 2013 ESPP.

In September 2014, the Company initiated the 2014 Employment Commencement Incentive Plan (“2014 Plan”) with approximately 0.6 million shares of common stock available to be issued. In October 2015, June 2017 and July 2018, the 2014 Plan was increased by 1.0 million, 3.8 million and 1.2 million shares of common stock available to be issued, respectively. As of December 31, 2019, 0.6 million shares of common stock remain available for future grant under the 2014 Plan.

In June 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan, which authorized 2.9 million shares of common stock to be issued, allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. The 2011 Plan was merged into the 2018 Plan and, as a result, all remaining shares in the 2011 Plan were transferred into the 2018 Plan. As of December 31, 2019, 3.4 million shares of common stock remain available for future grant under the 2018 Plan.

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

The fair values of stock options granted during the periods presented are measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

For the Year Ended December 31,
	2019	2018	2017
Risk-free interest rate (1)	1.4 - 2.5%	2.5 - 3.0%	1.6 - 2.1%
Expected dividend yield (2)	—	—	—
Expected term (3)	5.04 years	5.06 years	4.2 - 4.8 years
Expected volatility (4)	52.5 - 68.9%	52.4 - 60.8%	54.0 - 63.0%

(1)

The risk-free interest rate is estimated using an average of Treasury bill interest rates over a historical period commensurate with the expected term of the option that correlates to the prevailing interest rates at the time of grant.

(2)	The expected dividend yield is zero as the Company has not paid any dividends to date and does not expect to pay dividends in the future.
(3)	The expected term is estimated using historical exercise behavior.
(4)	The expected volatility is the implied volatility in exchange-traded options of the Company’s common stock.

The amounts estimated according to the Black-Scholes-Merton option-pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders.

The following tables summarize the Company’s stock option activity for each of the periods indicated:

	For the Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted			Weighted
		Average		Average			Average
		Exercise		Exercise			Exercise
	Shares	Price	Shares	Price	Shares		Price
Grants outstanding at beginning of the period	8,391,171	$46.09	8,806,204	$29.74	5,436,951		$22.70
Granted	1,429,652	132.97	2,152,439	90.15	4,805,722	(1)	35.09
Exercised	(1,055,715)	30.73	(2,119,306)	22.89	(792,845)		17.40
Expired and forfeited	(418,760)	84.15	(448,166)	46.11	(643,624)		25.44
Grants outstanding at end of the period	8,346,348	$61.01	8,391,171	$46.09	8,806,204		$29.74

Grants exercisable at end of the period	2,368,621	$45.33	2,304,791	$27.69	3,288,712		$24.76
Grants vested and expected to vest at end of the period	7,987,427	$58.65	6,643,835	$45.43	6,910,022		$28.49

(1)

Includes 3,300,000 options with service and market conditions granted to the Company’s CEO. These options have a five-year cliff vesting schedule. The fair value of $13.48 for these options was determined by a lattice model with Monte Carlo simulations.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $70.93, $44.66 and $14.78, respectively.

		Weighted
	Aggregate	Average
	Intrinsic	Remaining
	Value	Contractual
	(in thousands)	Life (Years)
Options outstanding at December 31, 2019	$587,191	7.5
Options exercisable at December 31, 2019	$199,438	6.0
Options vested and expected to vest at December 31, 2019	$578,938	7.4

The following table summarizes the Company’s stock options vested and exercised for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Aggregate grant date fair value of stock options vested	$50,878	$16,316	$18,225
Aggregate intrinsic value of stock options exercised	$109,707	$158,936	$20,922

For the years ended December 31, 2019, 2018 and 2017, the Company has recognized approximately $0.1 million, $0.2 million and $0.9 million in stock-based compensation expense related to the options with performance-based criteria, respectively.

Restricted Stock Awards

The Company grants RSAs to members of its board of directors and certain employees. The following table summarizes the Company’s RSA activity for each of the periods indicated:

	For the Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Grants outstanding at beginning of the period	252,321	$42.37	411,781	$37.23	153,170	$34.53
Granted	—	—	27,590	98.57	341,500	34.58
Vested	(100,840)	40.54	(187,050)	39.34	(63,264)	14.60
Cancelled	(15,356)	48.94	—	—	(19,625)	43.02
Grants outstanding at end of the period	136,125	$42.98	252,321	$42.37	411,781	$37.23

In September 2016, the Company granted certain executives RSAs with a performance conditions relating to certain sales targets. If the sales targets are achieved within the required time frame, the number of RSAs may be increased from 71,925 to 89,906 shares. In December 2017, the Company modified the expiration date of these RSAs from June 30, 2018 to January 1, 2019. As a result of this modification, the fair value per RSA was changed from $48.94 to $54.29. Through December 31, 2017, the Company had not recorded any stock-based compensation expense associated with these awards as the achievement of the performance conditions was not deemed probable. As of December 31, 2018, the first sales target related to these RSAs was achieved and, accordingly, the Company recognized approximately $3.3 million of stock-based compensation expense during the year ended December 31, 2018. The second target was not achieved and the shares related to this target were subsequently cancelled and no expense was recognized.

Restricted Stock Units

The Company also grants RSUs to members of its board of directors and employees. The following table summarizes the Company’s RSU activity for the periods indicated:

	For the Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Grants outstanding at beginning of the period	251,298	$81.21	66,552	$33.72	—	$—
Granted	511,283	131.18	230,736	87.95	181,029	33.03
Vested	(84,068)	75.12	(30,276)	33.23	(78,017)	32.63
Cancelled	(72,639)	103.03	(15,714)	71.45	(36,460)	32.63
Grants outstanding at end of the period	605,874	$121.61	251,298	$81.21	66,552	$33.72

In March 2017, the Company granted certain executives 156,029 RSUs with performance conditions relating to certain sales target and regulatory milestones, which were achieved between June 2017 and March 2019. As of December 31, 2019, there were no RSUs with performance conditions remaining to be vested. For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $0.5 million, $0.2 million and $2.9 million of stock-based compensation expense, respectively.

Stock Appreciation Rights

The Company issues SARs on the same terms as options granted to employees. The grant date fair value of the SARs is determined using the same valuation assumptions as for stock options described above. Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the SARs.

The following table summarizes the Company’s SAR activity for each of the periods indicated:

	For the Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Grants outstanding at beginning of the period	100,000	$23.85	100,000	$23.85	100,000	$23.85
Exercised	(100,000)	$(23.85)	—	$—	—	$—
Grants outstanding at end of the period	—	$—	100,000	$23.85	100,000	$23.85
Grants exercisable at end of the period	—	$—	100,000	$23.85	100,000	$23.85
Grants vested and expected to vest at end of the period	—	$—	100,000	$23.85	100,000	$23.85

2013 Employee Stock Purchase Plan

Under the Company’s 2013 ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The 24-month offering period will end between February 29, 2020 and August 31, 2021. The following table summarizes the Company’s ESPP activity for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
Number of shares purchased	92,086	75,094	102,698
Proceeds received (in millions)	$5.1	$2.3	$1.4

Stock-based Compensation Expense

For the years ended December 31, 2019, 2018 and 2017, total stock-based compensation expense was $78.6 million, $50.1 million and $30.5 million, respectively. Included in the amounts for the year ended December 31, 2017 is $2.1 million of stock-based compensation expense incurred in connection with the resignation of the Company’s former CEO.

The following table summarizes stock-based compensation expense by function included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$27,681	$14,214	$8,542
Selling, general and administrative	50,921	35,913	21,923
Total stock-based compensation	$78,602	$50,127	$30,465

The following table summarizes stock-based compensation expense by grant type included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Stock options	$53,427	$37,671	$23,416
Restricted stock awards/units	20,103	10,632	5,295
Employee stock purchase plan	5,072	1,824	1,754
Total stock-based compensation	$78,602	$50,127	$30,465

As of December 31, 2019, there was $181.1 million of total unrecognized stock-based compensation expense related to the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted-average period of approximately 3 years. Of this amount, $109.5 million relates to options with service conditions only, $22.1 million relates to awards with service and market conditions, less than $0.1 million relates to awards with performance conditions, and the remaining $49.5 million related to restricted stock awards or restricted stock units with service conditions only.

16. 401 (K) PLAN

The Company sponsors a 401(k) Plan (“the Plan”) in the U.S. and other retirement plans in the rest of the world, all of which are defined contribution plans. The Plan is available to all employees who are age 21 or older. Participants may make voluntary contributions and the Company makes matching contributions according to the Plan’s matching formula. Matching contributions fully vest after one year of service for all employees. The expense related to the Plan primarily consists of the Company’s matching contributions.

Expense related to the Plan totaled $3.4 million, $2.1 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

17. OTHER (LOSS) INCOME

The following table summarizes other income and loss for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Interest expense	$(30,669)	$(33,709)	$(5,801)
Interest income	7,238	6,810	1,809
Amortization of investment discount	15,350	8,573	1,401
Other expense	(236)	(656)	601
Gain from sale of Priority Review Voucher	—	—	125,000
Total other (loss) income	$(8,317)	$(18,982)	$123,010

18. INCOME TAXES

The following table summarizes the loss before the provision for income taxes by jurisdiction for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$(489,747)	$(309,294)	$(45,686)
Foreign	(224,133)	(53,316)	(2,942)
Total	$(713,880)	$(362,610)	$(48,628)

The following table summarizes provision for income taxes in the accompanying consolidated financial statements for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current provision:
Federal	$—	$(110)	$204
State	521	(653)	1,856
Foreign	1,050	311	—
Total current provision	1,571	(452)	2,060
Deferred benefit:
Federal	(15)	—	—
State	(5)	—	—
Foreign	(356)	(240)	—
Total deferred benefit	(376)	(240)	—
Total current provision	$1,195	$(692)	$2,060

The following table summarizes the reconciliation between the Company’s effective tax rate and the income tax rate for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
Federal income tax rate	21.0%	21.0%	34.0%
State taxes	6.3	12.3	(27.7)
Research and development and other tax credits	3.3	3.1	8.5
Valuation allowance	(16.8)	(45.5)	(93.2)
Permanent differences	1.8	6.9	6.4
Sarepta International C.V. return to provision	—	(0.1)	62.1
Impact of tax reform, net of valuation allowance	—	—	5.9
Basis difference in subsidiary	(8.4)	—	—
Foreign rate differential	(7.4)	(0.9)	(0.6)
Other	—	3.4	0.4
Effective tax rate	(0.2)%	0.2%	(4.2)%

Permanent differences affecting the Company’s effective tax rate primarily include excess stock-based compensation tax deductions, net of non-deductible stock-based compensation and limitation on officer compensation deduction.

In February 2019, the Company exercised its option to acquire Myonexus.  Accumulated costs of $253.7 million, associated with the Myonexus acquisition, were expensed for U.S. GAAP purposes.  Of the $253.7 million in accumulated costs, $85.0 million relates to up-front and milestone payments as a result of the execution of the Warrant Agreement in May 2018 as well as certain development milestones being achieved or becoming probable of being achieved and $168.7 million relates to the exercise of the exclusive option to acquire Myonexus in February 2019. For U.S. income tax purposes, these costs are considered to be an outside investment in the subsidiary and are not currently deductible for tax purposes.  The permanent difference related to this acquisition is separately stated in the rate reconciliation above.

In December 2012, the Company licensed certain intellectual property of Sarepta Therapeutics, Inc. to its wholly owned Netherlands subsidiary, Sarepta International C.V. The parties also entered into a contract research agreement under which Sarepta Therapeutics, Inc. performs research services for Sarepta International C.V. In January 2016, Sarepta Therapeutics, Inc. entered into a manufacturing and distribution agreement as well as service agreement with Sarepta International C.V. In conjunction with its recent filings, it was determined that beginning in 2016, Sarepta International C.V. is effectively connected with the conduct of a trade or business by the entity in the U.S. and, accordingly, the 2016, 2017 and 2018 losses are subject to U.S. income taxes. In May 2018, Sarepta International C.V. merged into another wholly owned U.S. subsidiary of Sarepta Therapeutics, Inc.

The following table summarizes the analysis of the deferred tax assets and liabilities for each of the periods indicated:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$304,033	$212,342
Difference in depreciation and amortization	40,095	55,162
Research and development tax credits	103,806	67,309
Stock-based compensation	24,114	15,538
Lease liabilities	15,796	4,831
Deferred revenue	939	888
Capitalized inventory	18,255	22,943
Other	16,270	15,727
Total deferred tax assets	523,308	394,740
Deferred tax liabilities:
Right of use asset	(10,782)	—
Debt discount	(23,099)	(25,162)
Total deferred tax liabilities	(33,881)	(25,162)
Valuation allowance	(488,829)	(369,345)
Net deferred tax assets	$598	$233

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets, which are comprised principally of federal and state net operating loss carryforwards, research and development tax credit carryforwards, stock-based compensation expense, capitalized inventory, and intangibles. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of net federal and state deferred tax assets. Accordingly, a full valuation allowance of the U.S. net deferred tax asset had been established at December 31, 2019 and 2018.  The net change in the valuation allowance for deferred tax assets was an increase of $119.5 million and $164.8 million for the years ended December 31, 2019 and 2018, respectively. This increase for the year ended December 31, 2019 was primarily due to the generation of federal and state net operating losses and income tax credits.

The Company generated foreign deferred tax assets mainly consisting of net operating loss carryforwards, stock-based compensation and unrealized gain/losses.  Based upon the income projections in the majority of the foreign jurisdictions, the Company believes it will realize the benefit of its future deductible differences in these jurisdictions.  As such, the Company has not recorded a valuation allowance against these foreign jurisdictions. Brazil, the Netherlands, Czech Republic, and Spain have generated deferred tax assets, which consist of net operating loss carryforwards and stock-based compensation expense. The Company has concluded that it is more likely than not that we will not recognize the future benefits of the deferred tax assets, and accordingly, a full valuation allowance has been recorded against these foreign deferred tax assets. In 2019, the Company undertook an internal restructuring involving its subsidiary in Switzerland. The restructuring resulted in the utilization of all of its net operating loss carryforwards and the release of its previously established valuation allowance of $7.9 million.

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $1,166.2 million and $859.0 million, respectively, available to reduce future taxable income. The federal and state net operating loss carry forwards of $579.9 million and $807.7 million will expire at various dates between 2020 and 2039.  The federal and state net operating loss carry forwards of $586.3 million and $51.3 million, respectively, can be carried forward indefinitely. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, the Company has $74.7 million and $34.1 million of federal and state research and development credits, respectively, available to offset future taxable income. These federal and state research and development credits begin to expire between 2020 and 2039 and between 2020 and 2034, respectively. The Company also has foreign net operating loss carryforwards of $8.0 million, mainly derived from the net operating loss generated by its subsidiary in Brazil, which may be carried forward indefinitely.

The Company or one of its subsidiaries files income tax returns in the U.S., and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The follow table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for each of the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of the period	$37,544	$5,134	$4,644
Increase related to current year tax positions	4,275	2,164	735
Increase related to prior year tax positions	109	30,246	—
Decrease related to prior year tax positions	(175)	—	(245)
Balance at end of the period	$41,753	$37,544	$5,134

The balance of total unrecognized tax benefits at December 31, 2019, if recognized, would not affect the effective tax rate on income from continuing operations, due to a full valuation allowance against the Company’s U.S. deferred tax assets. The Company does not expect that the amount of unrecognized tax benefits to change significantly in the next twelve months. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. It had no accrual for interest or penalties on its balance sheet at December 31, 2019 or 2018. No interest and/or penalties were recognized in 2018 or 2017.

19. LEASES

The adoption of ASC 842 resulted in the recognition of operating lease liabilities and ROU assets of $60.1 million and $42.5 million, respectively, on the Company’s balance sheet relating to its leases for its corporate headquarters and its office and lab space on the January 1, 2019 transition date. Further, the Company reclassified upon adoption $18.0 million of deferred rent which reduced the ROU assets recognized on the balance sheet, in accordance with the transition guidance.

As of December 31, 2019, operating lease assets were $37.9 million and operating lease liabilities were $55.6 million. Amounts related to financing leases were immaterial. The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2019:

For the Year Ended December 31, 2019
(in thousands)
Lease cost
Operating lease cost	$10,335
Variable lease cost	3,967
Total lease cost	$14,302

Other information
Operating lease payments	10,416
Operating lease liabilities arising from obtaining ROU assets	—
Weighted average remaining lease term	5.5
Weighted average discount rate	7.50%

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2019:

As of December 31, 2019
(in thousands)
2020	$11,718
2021	12,891
2022	11,080
2023	11,230
2024	11,471
Thereafter	9,654
Total minimum lease payments	68,044
Less: imputed interest	(12,478)
Total operating lease liabilities	$55,566
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities within other current liabilities	$7,846
Lease liabilities	47,720
Total operating lease liabilities	$55,566

For comparable purposes, aggregate future minimum non-cancellable commitments under leases as of December 31, 2018, are as follows:

As of December 31, 2018
(in thousands)
2020	$11,395
2021	12,558
2022	10,757
2023	10,898
2024	11,128
Thereafter	9,396
Total minimum lease payments	$66,132

Excluded from the table above are obligations under manufacturing agreements with Brammer Bio MA, LLC (“Brammer”) and Paragon Bioservices, Inc. (“Paragon”). The Company has determined that both agreements contain an embedded lease.  However, both leases have not yet commenced as of December 31, 2019, and as such, right of use assets and lease liabilities have not yet been recognized on the Company’s consolidated balance sheets.  Refer to Note 21, Commitments and Contingencies for additional details relating to these two agreements.

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

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Net loss	$(715,075)	$(361,918)	$(50,688)
Weighted-average common shares outstanding - basic	73,615	66,250	58,818
Effect of dilutive securities*	—	—	—
Weighted-average common shares outstanding - diluted	73,615	66,250	58,818
Net loss per share — basic and diluted	$(9.71)	$(5.46)	$(0.86)

*

For the years ended December 31, 2019, 2018 and 2017, stock options, RSAs, RSUs, SARs and ESPP to purchase approximately 9.1 million, 9.1 million and 9.4 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive.  The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as they may be settled in cash or shares at the Company’s option. While the closing price on December 31, 2019 exceeded the conversion price of $73.42, the potential shares issuable under the 2024 Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method. In the period of conversion, the 2024 Notes will have no impact on diluted net loss if they are settled in cash and will have an impact on diluted earnings per share if the 2024 Notes are settled in shares upon conversion and when the Company is in an income position.

21. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The Company has entered into long-term contractual arrangements from time to time for the provision of goods and services.

Brammer Bio MA, LLC

The Company entered into a Development, Commercial Manufacturing and Supply Agreement (the “Brammer Manufacturing Agreement”) and, subsequently, entered into the first amendment (the “Amendment”) to the Brammer Manufacturing Agreement with Brammer in June 2018 and May 2019, respectively (collectively, “Brammer Supply Agreements”). Pursuant to the terms of the Brammer Supply Agreements, Brammer agreed to provide the Company with access to clinical and commercial manufacturing capacity for its gene therapy programs.

Under the Brammer Manufacturing Agreement, the Company will purchase product in batches from Brammer, subject to minimum and maximum annual purchase requirements. Further, the Company: (i) was required to make a $20.0 million advance payment to Brammer upon execution of the agreement in June 2018, (ii) was required to make two non-refundable payments of $5.0 million each to Brammer in the third and fourth quarter of 2018 to be used in the specification, selection, and procurement of the related process equipment to be utilized under the agreement, and (iii) was required to make a $10.0 million quarterly capacity access fee payment to Brammer throughout the term of the agreement.

As a result of the Amendment: (i) the Company now has access to substantially all of the related facility’s capacity, subject to certain minimum and maximum volume limitations, (ii) the Company was required to make a $6.0 million advance payment to Brammer upon execution of the Amendment, and (iii) the quarterly capacity access fee payments due to Brammer throughout the term of the agreement increased from $10.0 million to $13.3 million, starting January 1, 2020. However, through December 31, 2019, a reduced quarterly capacity access fee was in effect as Brammer worked towards achieving full capacity at its facility. In addition, the application of the advance payments will reduce the quarterly capacity access fees paid through 2021.

The term of the Brammer Supply Agreements will continue for a period of six years following the first regulatory approval of a product manufactured under the agreements. The term will automatically renew for successive two years unless the Company notifies Brammer of its intention not to renew (no less than twenty-four months prior to the expiration of the term).  The Company also has the ability to terminate the agreement prior to expiration but would be required to continue remitting capacity access fees to Brammer for up to eight additional quarters.

Upon execution of the Amendment, the Company determined that the Brammer Supply Agreements contain an embedded lease because the Company now has the right to direct the use of the facility and related equipment therein.  Further, the Company determined that it did not control the facility or related equipment during construction and, thus, the lease did not fall in the scope of “build-to-suit” accounting. The lease has not commenced as of December 31, 2019 because of the clean room suites at the Brammer facility are not yet available for use by the Company. Accordingly, total cumulative payments made to Brammer of $75.5 million have been recorded as an other non-current asset in the accompanying consolidated balance sheets and will be considered in the initial measurement of the cost of the right-of-use asset at the lease commencement date. This amount, along with any additional quarterly access fees payable prior to the lease commencement date, will be amortized on a straight-line basis as rent expense over the term of the embedded lease, beginning on the lease commencement date, currently anticipated to occur during the first half of 2020. Rent expense recognized prior to regulatory approval of the related product will be classified to research and development expense. Upon regulatory approval, rent expense will be classified to cost of inventory with the recognition in cost of sales as the sales of product occur.

Paragon Bioservices, Inc.

The Company entered into a manufacturing collaboration agreement (the “Paragon Collaboration Agreement”) and, subsequently, entered into a manufacturing and supply agreement (the “Paragon Supply Agreement”) with Paragon in October 2018 and February 2019, respectively (collectively, the “Paragon Agreements”). Pursuant to the terms of the Paragon Agreements, Paragon agreed to provide the Company with two dedicated clean room suites and an option to reserve two additional clean room suites for its gene therapy programs. In September 2019, the Company exercised the option to gain access to the additional clean room suites. The Paragon Agreements will expire on December 31, 2024. The Company has the ability to terminate the Paragon Agreements prior to expiration, subject to potential additional financial consideration.

Under the Paragon Agreements, the Company will purchase product in batches from Paragon subject to minimum annual purchase requirements during two periods: the pre-launch period and the post-launch period. During the pre-launch period, the Company is obligated to purchase a minimum amount of $4.0 million of services per quarter per clean room. During the post-launch period, on an annual basis, the Company is obligated to purchase a minimum number of batches per clean room. Further, the Company is required to pay Paragon: (i) use fees of $1.0 million per year per clean room suite after the clean rooms are fully qualified and validated to manufacture the Company’s materials, and (ii) clean room reservation fees totaling $48.0 million. Additional use fees and reservation fees are required if the Company has equipment needs beyond the basic equipment package included in the initial clean room suites. In addition, Paragon will provide the Company with a credit of up to 100% of the clean room use fee if certain clean room capacity utilization thresholds are met.

The Company has concluded that the Paragon Agreements contain an embedded lease as the Company has the right to direct the use of the facility and related equipment therein. The Company also determined that it did not control the facility or related equipment during construction and, thus, the lease did not fall in the scope of “build-to-suit” accounting. The lease has not commenced as of December 31, 2019 because the clean room suites at the Paragon facility are not yet available for use by the Company.  Accordingly, cumulative payments totaling $40.1 million made to Paragon have been recorded as an other non-current asset in the accompanying consolidated balance sheets and will be considered in the initial measurement of the cost of the right-of-use asset at the lease commencement date. This amount, along with any additional payments made prior to the lease commencement date, will be amortized on a straight-line basis as rent expense over the term of the embedded lease, beginning on the lease commencement date, currently anticipated to occur in the first quarter of 2020. Use fees associated with the clean room suites are considered contingent rental payments and will be charged to rent expense when (and if) incurred. Rent expense recognized prior to regulatory approval of the related product will be classified to research and development expense. Upon regulatory approval, rent expense will be classified to cost of inventory with the recognition in cost of sales as the sales of product occur.

Aldevron, LLC

In December 2018, the Company entered into a Clinical and Commercial Supply Agreement (the “CCSA”) with Aldevron LLC (“Aldevron”) for the supply of plasmid DNA to fulfill its needs for gene therapy clinical trials and commercial supply. Pursuant to the terms of the CCSA, Aldevron agreed to reserve a certain number of manufacturing slots (“Reserved Slots”) on a quarterly basis. The initial term of the CCSA expired on December 31, 2019. The Company exercised the option to extend the CCSA to December 31, 2020 (the “2020 Option”) and has another option to extend the term of the CCSA for an additional year to December 31, 2021 (the “2021 Renewal Right”).

The Company may be required to make an additional $20.0 million in prepayments associated with the CCSA should the Company exercise the 2021 Renewal Right. The prepayments will be credited back to Sarepta, until exhausted, for each batch of product delivered by Aldevron, in an amount equal to 50% of the batch invoice amount. The Company has determined that the CCSA does not contain an embedded lease because it does not convey the right to control the use of Aldevron’s facility or related equipment therein. As of December 31, 2019, the Company recorded $22.8 million in other current assets in the accompanying balance sheets related to the prepayments made to Aldevron under the CCSA. The gross cost of batches purchased from Aldevron since inception of the agreement have been classified as research and development expense. In the event the Company does not expect services under the CCSA to be rendered to fully exhaust any prepayments made to Aldevron, the applicable balance will be charged to expense at the time this determination is made.

The following table presents non-cancelable contractual obligations arising from long-term contractual arrangements:

As of December 31, 2019 (in thousands)
2020	$378,744
2021	183,661
2022	64,653
2023	58,319
2024	58,309
Thereafter	149,350
Total manufacturing commitments	$893,036

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Other Funding Commitments

The Company has several on-going clinical trials in various clinical trial stages. Its most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at the Company’s option. As of December 31, 2019, the Company has approximately $91.4 million in cancellable future commitments based on existing CRO contracts. For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $31.6 million, $19.6 million and $13.9 million, respectively, for expenditures incurred by CROs.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, on August 30, 2019, Plaintiff Andrew Salinger filed a putative class action complaint against the Company and two of its current officers, Douglas S. Ingram and Sandesh Mahatme (collectively, the “Defendants”), in the United States District Court for the Southern District of New York.  The complaint alleges that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, in connection with the Company’s disclosures related to golodirsen. The proposed class consists of all persons or entities who acquired Company securities between September 6, 2017 and August 19, 2019.  On December 17, 2019, the district court appointed Bernard Portnoy as lead plaintiff, and set a briefing schedule requiring the amended complaint to be filed on February 18, 2020 and requiring Defendants to answer or otherwise respond to the amended complaint on April 17, 2020.  Defendants’ motion to transfer the case to the United States District Court for the District of Massachusetts is pending.  On February 14, 2020, the lead plaintiff filed a Notice of Voluntary Dismissal of his claims against all Defendants and the clerk referred the Notice to the court for review and approval.  The court has taken no further action. The Company is unable to provide an estimate of possible loss or range of possible loss.

On January 7, 2020, Plaintiff Al Lutzker filed a stockholder derivative complaint, purportedly on behalf of the Company, against two of the Company’s current officers, Douglas S. Ingram and Sandesh Mahatme, and six current members of Company’s Board of Directors, M. Kathleen Behrens, Richard J. Barry, Michael W. Bonney, Mary Ann Gray, Claude Nicaise, and Hans Wigzell (collectively, the “Defendants”), in the United States District Court for the District of Delaware.  The complaint asserts claims for breach of fiduciary duty, insider selling, unjust enrichment, waste of corporate assets, and violations of Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, in connection with the Company’s disclosures related to golodirsen.  The Company is unable to provide an estimate of possible loss or range of possible loss.

22. SUBSEQUENT EVENT

On February 14, 2020, the Company entered into an agreement to sell the rare pediatric disease PRV it received from the FDA in connection with the approval of VYONDYS 53 for consideration of $111.0 million. The closing of the transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. When the transaction closes, the net proceeds will be recorded as a gain from sale of the PRV as it does not have a carrying value at the time of the sale.

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the consolidated financial statements were issued.

23. FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2019 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenues:
Product, net	$100,113	$99,041	$94,668	$87,011
Total revenues	100,113	99,041	94,668	87,011

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	15,567	13,037	15,919	12,063
Research and development	223,141	133,949	113,266	90,553
Selling, general and administrative	81,424	75,429	67,393	60,566
Acquired in-process research and development	—	—	173,240	—
Settlement and license charges	10,000	—	—	—
Amortization of in-licensed rights	200	216	217	216
Total cost and operating expenses	330,332	222,631	370,035	163,398
Operating loss	(230,219)	(123,590)	(275,367)	(76,387)
Other loss:
Other expense, net	(4,773)	(2,510)	(862)	(172)
Other loss	(4,773)	(2,510)	(862)	(172)
Loss before income tax expense	(234,992)	(126,100)	(276,229)	(76,559)
Income tax expense	711	226	174	84
Net loss	$(235,703)	$(126,326)	$(276,403)	$(76,643)

Net loss per share - basic and diluted	$(3.16)	$(1.70)	$(3.74)	$(1.07)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	74,557	74,177	73,958	71,731

	2018 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenues:
Product, net	$84,415	$78,486	$73,529	$64,604
Total revenues	84,415	78,486	73,529	64,604

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	13,135	8,741	6,735	5,582
Research and development	146,207	86,584	122,848	46,204
Selling, general and administrative	64,220	53,044	47,156	43,341
Amortization of in-licensed rights	216	216	217	216
Total cost and operating expenses	223,778	148,585	176,956	95,343
Operating loss	(139,363)	(70,099)	(103,427)	(30,739)
Other loss:
Interest expense and other, net	(2,311)	(6,968)	(5,218)	(4,485)
Total other loss	(2,311)	(6,968)	(5,218)	(4,485)
Loss before income (benefit) tax expense	(141,674)	(77,067)	(108,645)	(35,224)
Income tax (benefit) expense	(779)	(674)	622	139
Net loss	$(140,895)	$(76,393)	$(109,267)	$(35,363)

Net loss per share - basic and diluted	$(2.05)	$(1.15)	$(1.67)	$(0.55)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	68,653	66,209	65,484	64,631