Form 10-Q
period 2020-03-31
Sarepta Therapeutics, Inc.
filed 2020-05-06
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	77,988,744
(Class)	(Outstanding as of May 1, 2020)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of March 31, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,764,212	$835,080
Short-term investments	406,940	289,668
Accounts receivable	106,875	90,879
Inventory	173,168	171,379
Other current assets	96,153	81,907
Total current assets	2,547,348	1,468,913
Property and equipment, net	137,325	129,620
Intangible assets, net	12,813	12,497
Right of use assets	63,097	37,933
Other non-current assets	186,805	173,859
Total assets	$2,947,388	$1,822,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,595	$68,094
Accrued expenses	176,298	185,527
Deferred revenue, current portion	91,073	3,303
Other current liabilities	12,463	7,843
Total current liabilities	306,429	264,767
Long-term debt	687,953	681,900
Lease liabilities	65,263	47,720
Deferred revenue, net of current portion	732,667	—
Other non-current liabilities	10,248	10,248
Total liabilities	1,802,560	1,004,635
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized; 77,957,790 and 75,184,863 issued and outstanding at March 31, 2020, and December 31, 2019, respectively	8	8
Additional paid-in capital	3,455,689	3,112,130
Accumulated other comprehensive income, net of tax	624	50
Accumulated deficit	(2,311,493)	(2,294,001)
Total stockholders’ equity	1,144,828	818,187
Total liabilities and stockholders’ equity	$2,947,388	$1,822,822

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Products, net	$100,448	$87,011
Collaboration	13,226	—
Total revenues	113,674	87,011
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	12,622	12,063
Research and development	136,144	90,553
Selling, general and administrative	82,768	60,566
Amortization of in-licensed rights	166	216
Total cost and expenses	231,700	163,398
Operating loss	(118,026)	(76,387)
Other income (loss):
Gain from sale of Priority Review Voucher	108,069	—
Other expense, net	(7,420)	(172)
Total other income (loss)	100,649	(172)

Loss before income tax expense	(17,377)	(76,559)
Income tax expense	115	84
Net loss	(17,492)	(76,643)

Other comprehensive income:
Unrealized gains on investments, net of tax	574	118
Total other comprehensive income	574	118
Comprehensive loss	$(16,918)	$(76,525)

Net loss per share - basic and diluted	$(0.23)	$(1.07)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	76,432	71,731

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	75,185	$8	$3,112,130	$50	$(2,294,001)	$818,187
Exercise of options for common stock	97	—	3,687	—	—	3,687
Vest of restricted stock units	98	—	—	—	—	—
Issuance of common stock to Roche, net of issuance costs	2,522	—	312,053	—	—	312,053
Issuance of common stock under employee stock purchase plan	56	—	3,795	—	—	3,795
Stock-based compensation	—	—	24,024	—	—	24,024
Unrealized gains from available-for-sale securities, net of tax	—	—	—	574	—	574
Net loss	—	—	—	—	(17,492)	(17,492)
Balance at March 31, 2020	77,958	$8	$3,455,689	$624	$(2,311,493)	$1,144,828

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	71,072	$7	$2,611,294	$(99)	$(1,578,926)	$1,032,276
Exercise of options for common stock	382	—	9,973	—	—	9,973
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	35	—	—	—	—	—
Shares withheld for taxes	(7)	—	(889)	—	—	(889)
Issuance of common stock for cash, net of offering costs	2,604	—	365,264	—	—	365,264
Issuance of common stock under employee stock purchase plan	48	—	2,326	—	—	2,326
Stock-based compensation	—	—	16,139	—	—	16,139
Unrealized gains from available-for-sale securities	—	—	—	118	—	118
Net loss	—	—	—	—	(76,643)	(76,643)
Balance at March 31, 2019	74,134	$7	$3,004,107	$19	$(1,655,569)	$1,348,564

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,492)	$(76,643)
Adjustments to reconcile net loss to cash flows from operating activities:
Gain from sale of Priority Review Voucher	(108,069)	—
Depreciation and amortization	6,529	4,879
Reduction in the carrying amounts of the right of use assets	2,153	1,491
Amortization of investment discount	(1,284)	(3,476)
Non-cash interest expense	6,342	5,208
Stock-based compensation	24,024	16,139
Other	(1,381)	88
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(15,996)	(1,466)
Net increase in inventory	(1,789)	(15,022)
Net increase in other assets	(27,966)	(79,564)
Net increase in deferred revenue	820,437	682
Net (decrease) increase in accounts payable, accrued expenses and other liabilities	(57,718)	1,451
Net cash provided by (used in) operating activities	627,790	(146,233)

Cash flows from investing activities:
Purchase of property and equipment	(9,120)	(16,263)
Proceeds from sale of Priority Review Voucher, net of commission	108,069	—
Purchase of available-for-sale securities	(365,437)	(494,481)
Maturity and sale of available-for-sale securities	250,000	646,830
Other	(1,192)	(855)
Net cash (used in) provided by investing activities	(17,680)	135,231

Cash flows from financing activities:
Proceeds from issuance of common stock to Roche	316,338	—
Proceeds from sale of common stock, net of offering costs	—	365,264
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	7,482	12,299
Taxes paid related to net share settlement of equity awards	(4,798)	—
Net cash provided by financing activities	319,022	377,563

Increase in cash, cash equivalents and restricted cash	929,132	366,561

Cash, cash equivalents and restricted cash:
Beginning of period	843,645	370,829
End of period	$1,772,777	$737,390

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,764,212	$732,190
Restricted cash in other assets	8,565	5,200
Total cash, cash equivalents and restricted cash	$1,772,777	$737,390

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,385	$—
Supplemental schedule of non-cash investing activities and financing activities:
Issuance costs related to the Roche Collaboration in accrued expenses	$4,285	$—
Manufacturing right of use asset additions	$27,554	$—
Manufacturing lease liability additions	$24,783	$—
Sale of available-for-sale securities included in investment receivable	$—	$42,300
Intangible assets and property and equipment included in accrued expenses	$6,154	$3,108

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

Its first and second commercial products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”) and VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016 and December 12, 2019, respectively. EXONDYS 51 and VYONDYS 53 are indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 and exon 53 skipping, respectively. EXONDYS 51 and VYONDYS 53 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 and exon 53, respectively, of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

As of March 31, 2020, the Company had approximately $2,180.7 million of cash, cash equivalents and investments, consisting of $1,764.2 million of cash and cash equivalents, $406.9 million of short-term investments, and $9.6 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 26, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2020, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 45 and 150 days. Three individual customers accounted for 44%, 40% and 12% of net product revenues for the three months ended March 31, 2020 and 41%, 40% and 15% of net product revenues for the three months ended March 31, 2019. Three individual customers accounted for 49%, 37% and 11% of accounts receivable from product sales as of March 31, 2020 and 57%, 26% and 8% of accounts receivable from product sales as of March 31, 2019. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. As of March 31, 2020, the Company believes that such customers are of high credit quality.

As of March 31, 2020, the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2019.

Collaboration revenue

The Company’s collaboration revenue is generated from its collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For more information, please read Note 3, Collaboration and License Agreements. At the inception of a collaboration arrangement, the Company first assesses whether the contractual arrangement is within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC 606, Revenue from Contracts with Customers (“ASC 606”). If only a portion of the collaboration arrangement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, the Company will (i) consider applying other GAAP, including by analogy, or (ii) if there is no appropriate analogy, consistently apply a reasonable and rational accounting policy election.

In general, by analogy to ASC 606, the Company identifies the performance obligations within the collaboration arrangement and identifies and allocates the transaction price the Company expects to receive on a relative standalone selling price basis to each performance obligation.  The residual approach is used to determine estimated standalone selling prices when the selling price is uncertain. Variable consideration, consisting of development and regulatory milestones, will be included in the transaction price only if the Company expects to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Sales-based royalty and milestone payments are excluded from the transaction price the Company expects to receive until the underlying sales occur because the license to the Company’s intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in its collaboration arrangement.

For the recognition of revenue associated with each performance obligation, if the Company determines ASC 606 is not appropriate to apply by analogy, the Company will apply a reasonable, rational, and consistently applied accounting policy election to faithfully depict the transfer of services to the collaboration partner over the estimated performance period. Up-front payments from a collaboration partner are recognized as deferred revenue when received and recognized as revenue over the estimated performance period. Reimbursement payments from a collaboration partner associated with research and development cost sharing provisions in a collaboration arrangement are recognized as the related expense is incurred and classified as an offset to research and development expense.

The Company's collaboration arrangements may contain options which provide the collaboration partner with the right to obtain additional licenses. If an arrangement contains customer options, by analogy to ASC 606, the Company evaluates the customer options to determine whether they represent material rights, which may include options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent material rights, they are recognized as a separate performance obligation at inception of the arrangement. The Company allocates a portion of the transaction price of the collaboration arrangement to material rights based on the relative standalone selling price. Amounts allocated to material rights are not recognized as revenue until related options are exercised or expire.

Key assumptions to determine the standalone selling price of units of account in a collaboration arrangement include, but are not limited to, forecasted revenues, development timelines, incremental costs related to the arrangement, discount rates and probabilities of technical and regulatory success.

Leases

In accordance with ASC 842, Leases (“ASC 842”), components of a lease should be bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified must then be allocated based on the relative standalone price to the lease and non-lease components. However, ASC 842 provides entities with a practical expedient that allows them to make an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, entities would account for each lease component and the related non-lease component together as a single component. For new and amended real estate leases beginning after January 1, 2019, the Company has elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. In contrast, the Company does not apply the practical expedient for embedded leases in manufacturing and supply agreements with certain of its contract manufacturing organizations and has instead allocated contract consideration between the lease and non-lease components based on their relative standalone price.

There have not been any other material changes to the Company’s accounting policies through March 31, 2020.

Recent Accounting Pronouncements

Not yet adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. As of March 31, 2020, the Company is continuing to evaluate the potential impact this ASU may have on its financial position and results of operations upon adoption.

Recently adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 was effective beginning January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This ASU requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance contained in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrange is ready for its intended use. ASU No. 2018-15 was effective beginning January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses for financial instruments measured at amortized cost be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 was effective beginning January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company has no historical write-offs of its accounts receivable and its terms range from 60 to 91 days for sales within the U.S. and 45 and 150 days for the majority of sales outside the U.S. The Company monitors the creditworthiness of its customers and payments such that it can properly assess and respond to changes in the customers’ credit profile or any specific issues. Upon adoption and as of March 31, 2020, the Company believes that such customers are of high credit quality and the expected credit losses are insignificant.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”. This ASU: (i) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer, (ii) provides guidance specifying that a distinct good or service is the unit of account for evaluating whether a transaction is with a customer, and (iii) precludes a company from presenting transactions with a collaborative arrangement participant that are not in the scope of ASC 606 together with revenue from contracts with customers. The new standard was effective beginning January 1, 2020. The Company presents collaboration revenue separate from product revenues.

3. LICENSE AND COLLABORATION AGREEMENTS

Roche Holding A.G.

On December 21, 2019, the Company entered into a license, collaboration and option agreement with Roche and a stock purchase agreement with an affiliate of Roche (collectively, the “Roche Agreement”), providing Roche with exclusive commercial rights to SRP-9001, the Company’s investigational gene therapy for DMD, outside the U.S. The Company retains all rights to SRP-9001 in the U.S. and will perform all development activities within the joint global development plan necessary to obtain and maintain regulatory approvals for SRP-9001 in the U.S. and the EU. Further: (i) research and development expenses incurred under the joint global development plan will be equally shared between the Company and Roche, (ii) Roche is solely responsible for all costs incurred in connection with any development activities (other than those within the joint global development plan) that are necessary to obtain or maintain regulatory approvals outside the U.S, and (iii) the Company will continue to be responsible for the manufacturing of clinical and commercial supplies of SRP-9001. The Company has also granted Roche options to acquire ex-U.S. rights to certain future DMD-specific programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost sharing provisions.   The agreement became effective on February 4, 2020 (“Effective Date”).

Within 10 days of the Effective Date, the Company received an aggregate of approximately $1.2 billion in cash consideration from Roche, consisting of an up-front payment and an equity investment in the Company. Additionally, the Company may receive up to $1.7 billion in development, regulatory and sales milestones related to SRP-9001. Upon commercialization, the Company is also eligible to receive tiered royalty payments based on net sales.

The Roche Agreement is governed by a joint steering committee (“JSC”) formed by representatives from Roche and the Company. The JSC, among other activities, manages the overall strategic alignment between the parties, approves any material update to the joint global development plan and budget and oversees the operations of the subcommittees.

The Company determined that the Roche Agreement represents a collaboration arrangement subject to the scope of ASC 808. To determine if the collaboration arrangement was also within the scope of ASC 606, using the unit of account guidance in ASC 606, the Company identified the distinct goods or services in the Roche Agreement and evaluated whether they were transferred to a customer.  However, since the Company’s ordinary activities do not include contracting with third parties to provide them with research and development services, it was determined that the Roche Agreement was not within the scope of ASC 606. Thus, for recognition and measurement purposes, the Company must apply other GAAP, including by analogy, or if there is no appropriate analogy, apply a reasonable, rational and consistently applied accounting policy election.

Accordingly, the Company has analogized to ASC 606 for the accounting for certain aspects of the Roche Agreement. Of the $1.2 billion cash received from Roche, $316.3 million was allocated to the 2,522,227 shares of the Company’s common stock issued to Roche based on the closing price when the shares were issued.  Further, $491.0 million was allocated to the Options, as the Company determined that the option exercise payments (ranging from $20.0 million to $125.0 million per Option) are priced at a discount, resulting in material rights.  The residual amount of $342.7 million was allocated to a single, combined performance obligation (“Combined Performance Obligation”) comprised of: (i) the license of IP relating to SRP-9001 transferred to Roche, (ii) the related research and development services provided under the joint global development plan, (iii) the services provided to manufacture clinical supplies of SRP-9001, and (iv) the Company’s participation in the JSC, because the Company determined that the license of IP and related activities were not capable of being distinct from one another.

The Company recorded $312.1 million of common shares issued to Roche, based on the closing price of the Company’s stock on the date such shares were issued, less direct transaction fees incurred of $4.3 million. This net amount is reflected as an increase to common stock and additional paid-in-capital in the accompanying unaudited condensed consolidated balance sheets.

The $491.0 million allocated to the material rights associated with the Options was based on their estimated standalone selling prices, determined using an income approach of projected incremental discounted cash flows from each Option.  The discounted cash flows incorporate the likelihood of success of the individual product candidates and the related commercial opportunity. The value assigned to the individual material rights is reflected as deferred revenue and will not be recognized until an option is either: (i) exercised by Roche, or (ii) expires. If exercised, the value of the material right will be aggregated with the option exercise price and recognized over the applicable performance period. If expired, the related transaction price will be recognized immediately. Through March 31, 2020, no options have been exercised or expired.

The $342.7 million allocated to the Combined Performance Obligation was determined using the residual approach because the standalone selling price is uncertain.  The Company recognizes revenue related to the Combined Performance Obligation on a straight-line basis over the expected performance period of the joint global development plan, which is expected to extend through the fourth quarter of 2023. The Company believes this method represents the best depiction of the transfer of services to Roche, as the estimated full-time equivalent employees dedicated to the services is not expected to materially vary over the expected service period.

Revenue relating to future development, regulatory and sales milestones will be recognized when the milestone is probable of achievement (which is typically when the milestone has occurred). Any royalties payable by Roche in the future will be recognized in the period earned. In addition, the Company determined that the supply of commercial product to Roche under the agreement is not priced at a discount and represents optional goods or services (i.e., a contingent promise).  Accordingly, any revenues associated with the supply of commercial product in the future will be recognized in the period earned.

The Company classifies all revenues recognized under the Roche Agreement as collaboration revenues within the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2020, the Company recognized $13.2 million of collaboration revenue, all of which relates to the Combined Performance Obligation. As of March 31, 2020, the Company has total deferred revenue of $820.4 million associated with the Roche Agreement, of which $87.8 million is classified as current. The portion of deferred revenue related to the separate material rights for the Options was $491.0 million as of March 31, 2020.

The costs associated with co-development activities performed under the Roche Agreement are included in research and development expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three months ended March 31, 2020, costs reimbursable by Roche and reflected as a reduction to research and development expenses were $16.4 million and is included in accounts receivable as of March 31, 2020.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of March 31, 2020, the Company may be obligated to make up to $3.2 billion in future development, regulatory, commercial, royalty and up-front milestone payments associated with its license and collaboration agreements. For the three months ended March 31, 2020 and 2019, the Company recognized up-front, milestone, and other expenses of $8.5 million and $1.1 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In February 2020, the Company entered into an agreement with Vifor (International) Ltd. to sell the rare pediatric disease Priority Review Voucher (“PRV”) it received from the FDA in connection with the approval of VYONDYS 53. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, the Company completed its sale of the PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$1,047,762	$1,047,762	$—	$—
Government and government agency bonds	719,046	719,046	—	—
Strategic equity investments	33,697	3,697	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$1,801,506	$1,771,506	$—	$30,000

Liabilities
Contingent consideration	$5,200	$—	$—	$5,200
Total liabilities	$5,200	$—	$—	$5,200

	Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$203,410	$203,410	$—	$—
Government and government agency bonds	809,159	809,159	—	—
Strategic equity investments	31,937	1,937	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$1,045,507	$1,015,507	$—	$30,000

Liabilities
Contingent consideration	$5,200	$—	$—	$5,200
Total liabilities	$5,200	$—	$—	$5,200

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, the Company’s strategic investment in Lysogene S.A. and certificates of deposit. Certain of the government and government agency bonds are traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2020.

The Company’s asset with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”). For more information related to Lacerta, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The fair value of the asset was initially based on a cost approach corroborated by the Black-Scholes option pricing model. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value will be adjusted if Lacerta issues similar or identical equity securities or when there is a triggering event for impairment. There were no changes in the fair value of the Lacerta strategic investment during the three months ended March 31, 2020.

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relate to the regulatory-related contingent payments to Myonexus selling shareholders as well as to an academic institution under a separate license agreement that meet the definition on a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. This amount was estimated through an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings. There were no changes in the fair value of the contingent consideration during the three months ended March 31, 2020. As of March 31, 2020, the contingent consideration was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheets.

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

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Money market funds	$1,047,762	$203,410
Government and government agency bonds	312,106	519,491
Total	$1,359,868	$722,901

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2020 and December 31, 2019 was approximately one and two months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$1,452,106	$—	$—	$1,452,106
Government and government agency bonds	718,175	871	—	719,046
Total cash, cash equivalents and investments	$2,170,281	$871	$—	$2,171,152
As reported:
Cash and cash equivalents	$1,763,925	$287	$—	$1,764,212
Short-term investments	406,356	584	—	406,940
Total cash, cash equivalents and investments	$2,170,281	$871	$—	$2,171,152

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$315,589	$—	$—	$315,589
Government and government agency bonds	809,090	71	(2)	809,159
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748
As reported:
Cash and cash equivalents	$835,044	$36	$—	$835,080
Short-term investments	289,635	35	(2)	289,668
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748

7. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Product sales receivable, net of discounts and allowances	$89,960	$90,409
Collaboration receivable	16,445	—
Government contract receivables	470	470
Total accounts receivable, net	$106,875	$90,879

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2019	$588	$44,738	$1,506	$4,671	$51,503
Provision	2,435	12,083	1,373	2,103	17,994
Payments/credits	(2,336)	(10,979)	(1,291)	(4,023)	(18,629)
Balance, as of March 31, 2020	$687	$45,842	$1,588	$2,751	$50,868

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2018	$1,378	$24,276	$538	$2,318	$28,510
Provision	2,566	9,429	936	1,064	13,995
Payments/credits	(3,049)	(5,191)	(791)	(2,015)	(11,046)
Balance, as of March 31, 2019	$895	$28,514	$683	$1,367	$31,459

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Reduction to accounts receivable	$4,147	$6,254
Component of accrued expenses	46,721	45,249
Total reserves	$50,868	$51,503

8. INVENTORY

The following table summarizes the components of the Company’s inventory for the period indicated:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Raw materials	$81,736	$82,030
Work in progress	84,521	88,031
Finished goods	6,911	1,318
Total inventory	$173,168	$171,379

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Manufacturing-related deposits and prepaids	$61,890	$54,276
Prepaid clinical and pre-clinical expenses	11,722	8,263
Prepaid maintenance services	5,849	4,366
Prepaid income tax	5,303	2,114
Leasehold improvement receivable	3,059	3,059
Prepaid insurance	1,420	2,573
Prepaid research expenses	1,043	2,007
Other	5,867	5,249
Total other current assets	$96,153	$81,907

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Manufacturing-related deposits and prepaids	$135,963	$122,091
Strategic investments	33,697	31,937
Restricted cash and investments	9,566	9,566
Prepaid clinical expenses	5,164	4,665
Other	2,415	5,600
Total other non-current assets	$186,805	$173,859

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Product revenue related reserves	$46,721	$45,249
Accrued contract manufacturing costs	26,098	27,622
Accrued clinical and pre-clinical costs	20,292	18,010
Accrued employee compensation costs	18,993	43,240
Accrued Roche transaction costs	15,577	—
Accrued professional fees	11,219	10,707
Accrued milestone expense	8,893	18,390
Accrued royalties	6,400	6,301
Accrued property and equipment	5,887	1,181
Accrued collaboration cost sharing	4,821	9,000
Accrued interest expense	3,183	1,045
Other	8,214	4,782
Total accrued expenses	$176,298	$185,527

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2020		2019
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	1,085,330	$56.80	990,234	$76.44
Restricted stock units	498,910	$114.28	324,630	$143.14

Stock-based Compensation Expense

For the three months ended March 31, 2020 and 2019, total stock-based compensation expense was $24.0 million and $16.1 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$9,249	$5,087
Selling, general and administrative	14,775	11,052
Total stock-based compensation expense	$24,024	$16,139

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock options	$15,355	$11,457
Restricted stock awards/units	6,745	3,916
Employee stock purchase plan	1,924	766
Total stock-based compensation expense	$24,024	$16,139

12. OTHER INCOME (LOSS)

The following table summarizes other income (loss) for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest expense	$(13,615)	$(7,335)
Interest income	2,139	2,361
Amortization of investment discount	2,964	4,332
Gain from sale of Priority Review Voucher	108,069	—
Other income	1,092	470
Total other income (loss), net	$100,649	$(172)

13. LEASES

The Company has real estate operating leases in Cambridge, Andover and Burlington, Massachusetts and Dublin and Columbus, Ohio that provide for scheduled annual rent increases throughout each lease’s term. There have been no significant changes to the real estate leases in the three months ended March 31, 2020. The Company has also identified embedded leases in its manufacturing and supply agreements with Catalent, Inc. (“Catalent”) and Thermo Fisher Scientific, Inc. (“Thermo”). For additional details relating to these two agreements, please read Note 21, Commitments and Contingencies of the Annual Report on Form 10-K for the year ended December 31, 2019.

Catalent, Inc.

In October 2018 and February 2019, the Company entered into a manufacturing collaboration agreement and a manufacturing and supply agreement, respectively, (collectively, the “Catalent Agreements”) with Catalent, Inc., formerly Paragon Bioservices, Inc. (“Catalent”). Pursuant to the terms of the Catalent Agreements, Catalent agreed to provide the Company with two dedicated clean room suites and an option to gain access to two additional dedicated clean room suites for its gene therapy programs. In September 2019, the Company exercised the option to gain access to the two additional dedicated clean room suites. The Catalent Agreements will expire on December 31, 2024, unless the Company and Catalent mutually agree to extend the term. The Company has the ability to terminate the Catalent Agreements prior to expiration, subject to potential additional financial consideration.

The Company concluded that the Catalent Agreements contain an embedded lease as the Company controls the use of the dedicated clean room suites and related equipment therein. The Company also determined that it did not control the facility or related equipment during construction and, thus, the lease did not fall in the scope of “build-to-suit” accounting.

The lease on two of the four dedicated clean room suites commenced during the quarter ended March 31, 2020, which is when the dedicated clean room suites became available for use by the Company. Accordingly, the fixed and in-substance fixed contract consideration associated with the two dedicated clean room suites was allocated to the lease and non-lease components. The lease component was determined based on the estimated standalone price of the leased clean rooms and the associated equipment based on available market and specific cost information. The non-lease component was determined using the residual estimation approach as the standalone price of the gene therapy manufacturing and supply services provided by Catalent is highly variable. Consequently, as of March 31, 2020, the Company recorded a right of use (“ROU”) asset of $27.0 million and a lease liability of $24.3 million relating to these two dedicated clean room suites. The ROU asset and lease liability were based on the present value of estimated future payments associated with the lease component of the clean room suites at a discount rate of 8%, representing the rate at which the Company could borrow on a collateralized basis the amount of the lease payments in a similar term. The difference between the ROU asset and the lease liability results from certain prepayments made to Catalent by the Company prior to the commencement of the leases. The weighted average remaining lease term on the leases for the two dedicated clean room suites is approximately 4.8 years. During the first quarter of 2020, the Company recorded operating lease costs of $0.8 million and variable lease costs of $0.9 million, relating to these two dedicated clean room suits which was included in the research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The total lease liability payment is expected to be paid in equal installments through the five-year term of the agreement.

The lease on the remaining two clean room suites has not commenced as of March 31, 2020 because the clean room suites at the Catalent facility are not yet available for use by the Company. Accordingly, cumulative payments totaling $18.0 million made to Catalent relating to the remaining two clean room suites have been recorded as an other asset in the accompanying consolidated balance sheets, a portion of which will be considered in the initial measurement of the cost of the ROU asset at the lease commencement date, currently anticipated to occur in the fourth quarter of 2020.

Thermo Fisher Scientific, Inc.

The Company entered into a development, commercial manufacturing and supply agreement and, subsequently, entered into the first amendment (collectively, the “Thermo Agreements”) with Thermo Fisher Scientific, Inc., formerly Brammer Bio MA, LLC (“Thermo”) in June 2018 and May 2019, respectively. Pursuant to the terms of the Thermo Agreements, Thermo agreed to provide the Company with access to clinical and commercial manufacturing capacity for its gene therapy programs. The Thermo Agreements will continue for a period of six years following the first regulatory approval of a product manufactured under the agreements. The Company has the ability to terminate the Thermo Agreements prior to expiration but would be required to continue remitting capacity access fees to Thermo for up to eight additional quarters.

The Company determined that the Thermo Agreements contain an embedded lease because the Company controls the use of the facility and related equipment therein. The Company also determined that it does not control the facility or related equipment during construction and, thus, the lease does not fall in the scope of “build-to-suit” accounting. As of March 31, 2020, the embedded lease in the Thermo Agreements has not commenced as the clean room suites and related equipment therein at the Thermo facility have not been available for use by the Company. Accordingly, total cumulative payments made to Thermo of $86.3 million have been recorded as other assets in the accompanying unaudited condensed consolidated balance sheets and the lease portion of these prepayments will be considered in the initial measurement of the cost of the ROU asset at the lease commencement date, currently anticipated to occur in the second quarter of 2020.

14. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended March 31, 2020 and 2019, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Net loss	$(17,492)	$(76,643)
Weighted-average common shares outstanding - basic	76,432	71,731
Effect of dilutive securities*	—	—
Weighted-average common shares outstanding - diluted	76,432	71,731
Net loss per share - basic and diluted	$(0.23)	$(1.07)

*

For the three months ended March 31, 2020 and 2019, stock options, RSAs, RSUs, and ESPP to purchase 10.5 million and 9.8 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as they may be settled in cash or shares at the Company’s option. While the closing price on March 31, 2020 exceeded the conversion price of $73.42, the potential shares issuable under the 2024 Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method. In the period of conversion, the 2024 Notes will have no impact on diluted net earnings (loss) if they are settled in cash and will have an impact on diluted earnings per share if the Notes are settled in shares upon conversion and when the Company in an income position.

15. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of March 31, 2020 (in thousands)
2020 (April - December)	$334,096
2021	192,121
2022	62,409
2023	58,553
2024	58,309
Thereafter	149,350
Total manufacturing commitments*	$854,838

*Total manufacturing commitments include both Catalent and Thermo Agreements. Related to the embedded lease for the two clean room suites at Catalent that have commenced as of March 31, 2020, the Company recorded an ROU asset and a lease liability. Please see Note 13. Leases for further details.

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, on August 30, 2019, Plaintiff Andrew Salinger filed a putative class action complaint against the Company and two of its current officers, Douglas S. Ingram and Sandesh Mahatme (collectively, the “Defendants”), in the United States District Court for the Southern District of New York.  The complaint alleged that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, in connection with the Company’s disclosures related to golodirsen. The proposed class consisted of all persons or entities who acquired Company securities between September 6, 2017 and August 19, 2019.  On December 17, 2019, the district court appointed Bernard Portnoy as lead plaintiff, and set a briefing schedule requiring the amended complaint to be filed on February 18, 2020 and requiring Defendants to answer or otherwise respond to the amended complaint on April 17, 2020. On February 13, 2020, the lead plaintiff filed a Notice of Voluntary Dismissal of his claims against all Defendants. On April 22, 2020, the Court endorsed the Notice of Voluntary Dismissal and closed the case.

On January 7, 2020, Plaintiff Al Lutzker filed a stockholder derivative complaint, purportedly on behalf of the Company, against two of the Company’s current officers, Douglas S. Ingram and Sandesh Mahatme, and six current members of Company’s Board of Directors, M. Kathleen Behrens, Richard J. Barry, Michael W. Bonney, Mary Ann Gray, Claude Nicaise, and Hans Wigzell (collectively, the “Defendants”), in the United States District Court for the District of Delaware.  The complaint asserted claims for breach of fiduciary duty, insider selling, unjust enrichment, waste of corporate assets, and violations of Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, in connection with the Company’s disclosures related to golodirsen.  On April 7, 2020, the plaintiff filed a Notice of Voluntary Dismissal of his claims against all Defendants, and the court closed the case.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2019 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to

•	the expected or potential impact of the COVID-19 pandemic on our business, including our commercial sales, ongoing and planned clinical trials, manufacturing and operations;
•	our expectations regarding the continued growth of our business operations due, in part, to the commercialization of new pharmaceutical products;
•

our technologies and programs, including those with strategic partners, and their respective potential benefits, including the goal of exon skipping to create the production of an internally truncated but functional dystrophin protein and the goal of SRP-9003 to restore the dystrophin associated protein complex;

•

our expectation that our partnerships with manufacturers will support our clinical and commercial manufacturing capacity for our micro-dystrophin Duchenne muscular dystrophy gene therapy programs and Limb-girdle muscular dystrophy programs, while also acting as a manufacturing platform for potential future gene therapy programs, and our belief that our current network of manufacturing partners are able to fulfil the requirements of our commercial plan;

•	our plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved;
•

estimated timelines and milestones for 2020 and beyond, including having safety and dosing insights for SRP-5051 in the second half of 2020, the plan to commence a trial evaluating SRP-9001 using commercial supply in 2020, pending regulatory feedback, having the results from the second cohort of SRP-9003 and making a dose selection in the third quarter of 2020, and completing dosing in LYS-SAF 302 by the middle of 2020;

•	our plan to expand our pipeline through internal research and development and through strategic transactions;
•	the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for EXONDYS 51 and VYONDYS 53 in confirmatory trials;
•	our plan to evaluate future engagement with the European Medicines Agency (the “EMA”) on potential next steps for EMA approval of our products;
•	our ability to further secure long-term supply of our commercial products and our product candidates to satisfy our planned commercial, early access programs and clinical needs;
•

the impact of regulations and regulatory decisions by the U.S. Food and Drug Administration and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;

•	the possible impact of any competing products on the commercial success of EXONDYS 51, VYONDYS 53 and our product candidates and our ability to compete against such products;
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

We are in the process of conducting various EXONDYS 51 and VYONDYS 53 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of EXONDYS 51 and VYONDYS 53.

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

•

SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of DMD in patients who are amenable to exon 51 skipping. In 2019, we commenced a multiple ascending dose study for the treatment of DMD with SRP-5051 in patients who are amenable to exon 51 skipping, and we expect to have safety and dosing insights in the second half of 2020.

•

SRP-9001 (DMD, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but still functional version of dystrophin.  A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated. On October 3, 2018, Nationwide Children’s Hospital (“Nationwide”) presented what we believe to be positive results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. On March 25, 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions.  We have dosed all 41 participants in that trial and have begun dosing participants in the crossover phase of the study. We plan to commence a trial evaluating SRP-9001 using commercial supply in 2020, pending regulatory feedback.

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

•

LYS-SAF 302. We are collaborating with Lysogene S.A (“Lysogene”) to develop a gene therapy, LYS-SAF302, to treat MPS IIIA. Lysogene is conducting a global Phase 2/3 clinical trial of LYS-SAF302 (AAVance) to evaluate the effectiveness of a one-time delivery of an AAVrh.10 virus carrying the N-SGSH gene. We expect to complete dosing in this trial by the middle of 2020.

Our pipeline includes more than 40 programs in various stages of pre-clinical and clinical development, reflecting our aspiration to apply our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow synthesis and purification of our products and product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal Good Manufacturing Practices (“GMP”) manufacturing capabilities. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

For our commercial DMD program, we have commenced work with our existing manufacturers to scale-up our process and increase our capacity. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill these requirements, and are capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with, additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific, Inc., formerly Brammer Bio MA, LLC (“Thermo”), Catalent, Inc., formerly Paragon Bioservices, Inc. (“Catalent”), and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing capacity for our micro-dystrophin DMD gene therapy programs and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 micro-dystrophin DMD gene therapy program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as CMT, MPS IIIA and other neuromuscular and CNS related disorders.

Manufacturers and suppliers of our commercial products and product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Cash, Cash Equivalents and Investments

As of March 31, 2020, we had approximately $2,180.7 million of cash, cash equivalents and investments, consisting of $1,764.2 million of cash and cash equivalents, $406.9 of short-term investments, and $9.6 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with government sponsored programs and the complex regulatory environment in which we operate.

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. Our business operations and financial condition and results have been impacted to varying degrees, and we expect the impact will continue in future quarters.

Commercialization: We have activated business continuity plans to minimize disruption to patients. There has been minimal disruption to our commercial and clinical supply chains and we continue to provide an uninterrupted supply of our approved or investigational therapies to patients. Although the vast majority of EXONDYS 51 patients are treated in home, and although we are working to increase the percentage of patients that can initiate treatment with VYONDYS 53 and EXONDYS 51 at home, the response to COVID-19 by healthcare providers has made it difficult for some patients to receive infusions or initiate treatment with our commercial products. For this and other reasons, such as potential delays in processing reauthorizations and modifications to program benefits by insurers, we expect that COVID-19 will impact our revenue.

Clinical Trials: With respect to our active gene therapy trials, all dosing for the 48-week analysis in our placebo controlled, blinded study to evaluate the safety and efficacy of SRP-9001 (Study 102) and in our high-dose arm for SRP-9003 to treat LGMD2E has occurred and we are working within the FDA guidance on clinical trial conduct during the pandemic to avoid or minimize delays in trial follow-up visits. For trials that involve weekly or monthly dosing, we are working to adapt protocols to allow for virtual interactions, while remaining compliant with Good Clinical Practice and continuing to advance these investigational treatments. The response to COVID-19 by healthcare providers is expected to delay site initiation, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. For example, with respect to our planned trial evaluating SRP-9001 using commercial supply (Study 301), COVID-19 is expected to delay some necessary site initiation visits. However, we still intend to commence Study 301 in the second half of 2020.

Operations: We are operating under guidance from federal agencies, including the FDA and Centers for Disease Control and Prevention (“CDC”), which designate healthcare companies as “critical infrastructure” with a special responsibility to maintain normal work schedules. Our partners and suppliers share these special responsibilities to maintain operations and ensure the integrity of the supply chain. To protect the health of our employees, their families, and our communities, and in accordance with direction from state and local government authorities, we have taken temporary precautionary measures, including the institution of mandatory work-from-home for all employees and contingent workers, other than those who are facility-dependent. To date, our remote working arrangements have not impacted our ability to maintain critical business operations. Facility-dependent employees, including those needed to maintain manufacturing and clinical research, are reporting to work under strict protocols designed to help those employees remain healthy.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business, operations and financial condition and results. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, results of operations and financial condition due to the uncertainty of future developments.  The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

Due to the collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”), we have added collaboration revenue recognition to our critical accounting policies and estimates as of March 31, 2020. As such, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	revenue recognition;
•	inventory; and
•	income tax.

Revenue recognition – collaboration revenue

Our collaboration revenue is generated from our collaboration arrangement with Roche. For more information, please read Note 3, Collaboration and License Agreements. At the inception of a collaboration arrangement, we first assess whether the contractual arrangement is within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activities. Then we determine whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC 606, Revenue from Contracts with Customers (“ASC 606”). If only a portion of the collaboration arrangement is potentially with a customer, we apply the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, we will (i) consider applying other GAAP, including by analogy, or (ii) if there is no appropriate analogy, consistently apply a reasonable and rational accounting policy election.

In general, by analogy to ASC 606, we identify the performance obligations within the collaboration arrangement and identify and allocate the transaction price we expect to receive on a relative standalone selling price basis to each performance obligation.  The residual approach is used to determine estimated standalone selling prices when the selling price is uncertain. Variable consideration, consisting of development and regulatory milestones, will be included in the transaction price only if we expect to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Sales-based royalty and milestone payments are excluded from the transaction price we expect to receive until the underlying sales occur because the license to our intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in its collaboration arrangement.

For the recognition of revenue associated with each performance obligation, if we determine ASC 606 is not appropriate to apply by analogy, we will apply a reasonable, rational, and consistently applied accounting policy election to faithfully depict the transfer of services to the collaboration partner over the estimated performance period. Up-front payments from a collaboration partner are recognized as deferred revenue when received and recognized as revenue over the estimated performance period. Reimbursement payments from a collaboration partner associated with research and development cost sharing provisions in a collaboration arrangement are recognized as the related expense is incurred and classified as an offset to research and development expense.

Our collaboration arrangements may contain options which provide the collaboration partner with the right to obtain additional licenses. If an arrangement contains customer options, by analogy to ASC 606, we evaluate the customer options to determine whether they represent material rights, which may include options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent material rights, they are recognized as a separate performance obligation at inception of the arrangement. We allocate a portion of the transaction price of the collaboration arrangement to material rights based on the relative standalone selling price. Amounts allocated to material rights are not recognized as revenue until related options are exercised or expire.

Key assumptions to determine the standalone selling price of units of account in a collaboration arrangement include, but are not limited to, forecasted revenues, development timelines, incremental costs related to the arrangement, discount rates and probabilities of technical and regulatory success.

Other than revenue recognition, there have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
	2020	2019	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$100,448	$87,011	$13,437	15%
Collaboration	13,226	—	13,226	NM*
Total revenues	113,674	87,011	26,663	31%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	12,622	12,063	559	5%
Research and development	136,144	90,553	45,591	50%
Selling, general and administrative	82,768	60,566	22,202	37%
Amortization of in-licensed rights	166	216	(50)	(23)%
Total cost and expenses	231,700	163,398	68,302	42%
Operating loss	(118,026)	(76,387)	(41,639)	55%
Other income (loss):
Gain from sale of Priority Review Voucher	108,069	—	108,069	NM*
Other expense, net	(7,420)	(172)	(7,248)	NM*
Total other income (loss)	100,649	(172)	100,821	NM*

Loss before income tax expense	(17,377)	(76,559)	59,182	(77)%
Income tax expense	115	84	31	37%
Net loss	$(17,492)	$(76,643)	$59,151	(77)%

Net loss per share - basic and diluted	$(0.23)	$(1.07)	$0.84	(78)%

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

Net product revenues for our products for the three months ended March 31, 2020 increased by $13.4 million compared with the three months ended March 31, 2019. These increases primarily reflect increasing demand for our products in the U.S.

Collaboration revenue relates to our collaboration arrangement with Roche. In February 2020, we received an aggregate of approximately $1.2 billion in cash consideration from Roche, consisting of an up-front payment and an equity investment in our company. Of that amount, $342.7 million is being recognized as revenue on a straight-line basis over the performance period, estimated to be through the fourth quarter of 2023. For the three months ended March 31, 2020, we recognized $13.2 million of collaboration revenue. For more information, please read Note 3, Collaboration and License Agreements.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51 and VYONDYS 53 by the FDA in September 2016 and December 2019, respectively, we expensed such manufacturing and material costs as research and development expenses. For VYONDYS 53 sold in the three months ended March 31, 2020, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For EXONDYS 51 sold in the three months ended March 31, 2020 and 2019, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $5.6 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the components of our cost of sales for each of the periods indicated:

	For the Three Months Ended March 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$6,221	$7,608	$(1,387)	(18)%
Royalty payments	6,401	4,455	1,946	44%
Total cost of sales	$12,622	$12,063	$559	5%

The cost of sales for the three months ended March 31, 2020 increased by $0.6 million, or 5%, compared with the same period in 2019. The increase was primarily driven by the following:

•

$1.4 million decrease in inventory costs related to products sold primarily as a result of the increasing demand for our products, offset by write-offs of certain batches of EXONDYS 51 not meeting our quality specifications for the three months ended March 31, 2019, with no similar activity for the three months ended March 31, 2020.

•	$1.9 million increase in royalty payments to BioMarin and UWA reflects increasing demand for our products.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Gene therapies	$59,265	$18,322	$40,943	223%
Golodirsen (exon 53)	15,853	5,753	10,100	176%
Casimersen (exon 45)	9,815	6,180	3,635	59%
Up-front, milestone, and other expenses	8,533	1,122	7,411	NM*
Eteplirsen (exon 51)	5,810	8,803	(2,993)	(34)%
PPMO platform	3,528	4,927	(1,399)	(28)%
Collaboration cost-sharing	2,642	292	2,350	NM*
Other projects	969	2,047	(1,078)	(53)%
Internal research and development expenses	46,173	43,107	3,066	7%
Roche collaboration reimbursement	(16,444)	—	(16,444)	NM*
Total research and development expenses	$136,144	$90,553	$45,591	50%

*NM = Not Meaningful

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Clinical and manufacturing expenses	$80,820	$37,555	$43,265	115%
Compensation and other personnel expenses	26,119	19,731	6,388	32%
Facility- and technology-related expenses	13,251	11,143	2,108	19%
Stock-based compensation	9,249	5,087	4,162	82%
Up-front, milestone, and other expenses	8,533	1,122	7,411	NM*
Professional services	4,500	4,540	(40)	(1)%
Collaboration cost-sharing	2,642	292	2,350	NM*
Pre-clinical expenses	642	5,257	(4,615)	(88)%
Research and other	6,832	5,826	1,006	17%
Roche collaboration reimbursement	(16,444)	—	(16,444)	NM*
Total research and development expenses	$136,144	$90,553	$45,591	50%

* NM = Not Meaningful

Research and development expenses for the three months ended March 31, 2020 increased by $45.6 million, or 50%, compared with the three months ended March 31, 2019. The increase was primarily driven by the following:

•

$43.3 million increase in clinical and manufacturing expenses primarily due to a continuing ramp-up of our micro-dystrophin program and our ESSENCE program. The increases were offset by a ramp-down of the PROMOVI trial in EXONDYS 51 and the Phase 1/2 trial in golodirsen;

•	$6.4 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$2.1 million increase in facility- and technology-related expenses due to our continuing global expansion efforts;
•	$4.2 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$7.4 million increase in up-front, milestone and other expenses primarily due to $8.8 million of milestone expenses accrued to an academic institution during the three months ended March 31, 2020;
•	$2.4 million increase in collaboration cost sharing with Genethon on its micro-dystrophin drug candidates and Lysogene S.A on its MPS IIIA drug candidates;
•	$4.6 million decrease in pre-clinical expenses primarily due to completion of certain toxicology studies in our PPMO platform;
•	$1.0 million increase in research and other primarily driven by an increase in sponsored research with academic institutions; and
•	$16.4 million offset to expense associated with a collaboration reimbursement from Roche.

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

The following table summarizes selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Professional services	$31,124	$16,827	$14,297	85%
Compensation and other personnel expenses	26,792	24,465	2,327	10%
Stock-based compensation	14,775	11,052	3,723	34%
Facility- and technology-related expenses	7,050	5,310	1,740	33%
Other	3,027	2,912	115	4%
Total selling, general and administrative expenses	$82,768	$60,566	$22,202	37%

Selling, general and administrative expenses for the three months ended March 31, 2020 increased by $22.2 million, or 37%, compared with the three months ended March 31, 2019. This was primarily driven by the following:

•	$14.3 million increase in professional services primarily due to a transaction fee for the Roche transaction;
•	$2.3 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$3.7 million increase in stock-based compensation primarily due to increases in headcount and stock price; and
•	$1.7 million increase in facility- and technology-related expense primarily due to continuing global expansion.

Amortization of In-licensed Rights

Amortization of in-licensed rights relate to the agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of approximately $6.6 million in 2017 as a result of the settlement and license agreements with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016 and VYONDYS 53 in December 2019, we recorded an in-licensed right asset of $1.0 million and $0.5 million, respectively, related to the license agreement with UWA. Each in-licensed right is being amortized on a straight-line basis over the life of the patent from the first commercial sale of each product. For both the three months ended March 31, 2020 and 2019, we recorded amortization of in-licensed rights of approximately $0.2 million.

Gain from Sale of Priority Review Voucher

In February 2020, we entered into an agreement with Vifor (International) Ltd. to sell the rare pediatric disease Priority Review Voucher (“PRV”) we received from the FDA in connection with the approval of VYONDYS 53. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, we completed our sale of the PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale. There was no similar activity during the three months ended March 31, 2019.

Other expense, net

Other expense, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment discount, and unrealized gain from our investment in Lysogene. Our cash equivalents and investments consist of money market funds, government and government agency debt securities, and certificates of deposit. Interest expense includes interest accrued on our convertible notes and term loan.

For the three months ended March 31, 2020, other expense, net increased by approximately $7.2 million compared with the three months ended March 31, 2019. The increase primarily reflected the interest expense on our debt facilities entered into in December 2019.

Income tax expense

Income tax expense for both the three months ended March 31, 2020 and 2019 was approximately $0.1 million, both of which relate to state taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2020	As of December 31, 2019	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,764,212	$835,080	$929,132	111%
Short-term investments	406,940	289,668	117,272	40%
Restricted cash and investments	9,566	9,566	—	0%
Total cash, cash equivalents and investments	$2,180,718	$1,134,314	$1,046,404	92%

Borrowings:
Long-term debt	$240,487	$240,004	$483	0%
Convertible debt	447,466	441,896	5,570	1%
Total borrowings	$687,953	$681,900	$6,053	1%

Working capital
Current assets	$2,547,348	$1,468,913	$1,078,435	73%
Current liabilities	306,429	264,767	41,662	16%
Total working capital	$2,240,919	$1,204,146	$1,036,773	86%

For the period ended December 31, 2019, our principal sources of liquidity were derived from proceeds from product sales of EXONDYS 51 and debt and equity financings. For the period ended March 31, 2020, our principal sources of liquidity were primarily derived from our collaboration arrangement with Roche, net proceeds from sale of the PRV and product sales of our products.  Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The increase in our working capital primarily resulted from cash received from Roche offset by overall use of cash in operating activities. For more information for the Roche transaction, please read Note 3, License and Collaboration Agreements.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to continue to generate revenues from sales of EXONDYS 51, VYONDYS 53, and potential future products;
•	the timing and costs associated with our global expansion;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments and manufacturing obligations;
•	the timing and costs associated with our clinical trials and pre-clinical trials;
•	the attainment of milestones and our obligations to make milestone payments to Myonexus’ selling shareholders StrideBio, BioMarin, Lysogene, Lacerta, Nationwide, UWA and other institutions;
•	repayment of outstanding debt; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

Cash Flows

	For the Three Months Ended
	March 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$627,790	$(146,233)	$774,023	NM*
Investing activities	(17,680)	135,231	(152,911)	(113)%
Financing activities	319,022	377,563	(58,541)	(16)%
Increase in cash and cash equivalents	$929,132	$366,561	$562,571	153%

*NM = Not Meaningful

Operating Activities.

Cash provided by operating activities was $627.8 million for the three months ended March 31, 2020. Cash used in operating activities for the three months ended March 31, 2019 was $146.2 million. The favorable change was primarily driven by the following:

•	$819.8 million net increase in deferred revenue primarily as a result of the collaboration arrangement with Roche; and
•	$12.1 million increase in non-cash adjustment.

The increases were partially offset by:

•

$48.9 million increase in net loss, excluding the gain from the sale of the PRV, primarily driven by increases in research and development expense and selling, general, and administrative expense, offset by increases in net product revenues and collaboration revenue; and

•	$8.9 million net decrease in use of operating assets and liabilities, excluding deferred revenue.

Investing Activities.

Cash used in investing activities was $17.7 million for the three months ended March 31, 2020. Cash provided by investing activities for the three months ended March 31, 2019 was $135.2 million. The unfavorable change was driven by a decrease of $396.8 million in proceeds from the sale or maturity of available-for-sale securities, which was partially offset by:

•	$129.0 million decrease in purchase of available-for-sale securities;
•	$108.1 million increase as a result of the sale of the PRV; and
•	$7.1 million decrease in purchase of property and equipment.

Financing Activities.

Cash provided by financing activities decreased by $58.5 million for the three months ended March 31, 2020 compared with the three months ended March 31, 2019, primarily driven by the following:

•	$365.3 million decrease in proceeds from the sale of common stock;
•	$4.8 million decrease in proceeds from the exercise of options and the purchase of stock under our Employee Stock Purchase Program; and
•	$4.8 million increase in taxes paid related to net share settlement of equity awards.

The decreases were partially offset by:

•	$316.3 million increase in proceeds from the issuance of common stock to Roche.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2020:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations (1)	$939,762	$30,095	$60,190	$849,477	$—
Lease obligations (2)	64,917	11,799	23,609	22,793	6,716
Manufacturing obligations (3)	854,838	392,636	210,567	115,862	135,773
Total contractual obligations and contingencies	$1,859,517	$434,530	$294,366	$988,132	$142,489

(1)	Interest is included.
(2)	Lease obligations only include real estate leases. The leases embedded in certain supply agreements are included in the manufacturing obligations.
(3)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51 and VYONDYS 53, and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $3.2 billion of future development, regulatory, and commercial, royalty and up-front milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of March 31, 2020, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of March 31, 2020, we had approximately $2,180.7 million of cash, cash equivalents and investments, comprised of $1,764.2 million of cash and cash equivalents, $406.9 million of short-term investments and $9.6 million long-term restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2020, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2020, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition, the response to COVID-19 by healthcare providers has made it difficult for some patients to receive infusions or initiate treatment with our commercial products.  For this and other reasons, such as delays in processing reauthorizations and modifications to program benefits by insurers, we expect that COVID-19 will reduce our revenue from commercial product sales.

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

In addition, the impact of the ongoing COVID-19 pandemic can result in delays in processing reauthorizations and modifications to program benefits by insurers, making it difficult for patients to obtain or maintain favorable coverage decisions for our products. Furthermore, we cannot predict to what extent the COVID-19 pandemic, depending on its scale and duration, may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to our products and our net sales.

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

•	unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization; and

•	restrictions on the ability of our employees to perform their jobs due to the COVID-19 pandemic, such as quarantines and self-isolations.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 53), Daiichi Sankyo (notably for exon 45) and Audentes Therapeutics, Inc. (acquired by Astellas Pharma) (notably for exons 2, 51 and 53); (ii) gene therapies that express microdystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences; (iii) CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics and Editas Medicine; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor, BioPhytis, Mallinckrodt, Astellas Pharma, and Tivorsan.  Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.  In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, continued development of one or both of these candidates is possible.

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

It is possible that our competitors will succeed in developing technologies that limit the market size for our products or product candidates, impact the regulatory approval and post-marketing process for our products and product candidates, are more effective than our products or product candidates or would render our technologies obsolete or noncompetitive. Our competitors may, among other things:

•	develop safer or more effective products;
•	implement more effective approaches to sales and marketing;
•	develop less costly products;
•	obtain preferred formulary status;
•	obtain regulatory approval more quickly;
•	have access to more manufacturing capacity;
•	develop products that are more convenient and easier to administer;
•	form more advantageous strategic alliances; or
•	establish superior intellectual property positions.

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

We have entered into multiple collaborations, including with Roche, Nationwide, Lysogene, Lacerta, Duke University, Genethon, StrideBio and University of Florida. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or acquisitions, each of which involves numerous risks, including:

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

In particular, each of the conditions for which we plan to evaluate our product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because newborn screening for these diseases is not widely adopted, and it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, the COVID-19 pandemic may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact enrollment in our clinical trials.

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

In addition, the impact of COVID-19 has caused, and may continue to cause, delays and disruptions in some of our clinical trials.  The response to COVID-19 by healthcare providers can delay site initiation, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent.  In addition, the pandemic may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact the execution of clinical trials.

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

For drugs and biologics that have been designated as fast track products or breakthrough therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs with fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review, this application validation period typically adds approximately two months to the timeline for review and decision from the date of submission. RMAT designations will accelerate approval but the exact mechanisms have not yet been announced by FDA.

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

In addition, the process for adding new manufacturing capacity is lengthy and often causes delays in development efforts. Any interruption of the development or operation of those facilities due to, among other reasons, events such as the ongoing COVID-19 pandemic, order delays for equipment or materials, equipment malfunctions, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters, such as earthquakes or fires, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in supply of our products, product candidates or materials.

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

Furthermore, no manufacturer currently has the capacity and scalability to produce our vectors or gene therapy product candidates at commercial levels. Even if we timely develop a manufacturing process and successfully transfer it to the third-party vector and product manufacturers or successfully and timely develop our internal capacity, if we or such third-party manufacturers are unable to produce the necessary quantities of viral vectors and our product candidates, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, it may result in delays in our development plans or increased capital expenditures, and the development and sales of our products, if approved, may be materially harmed.

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

Risks Related to our Business Operations

The outbreak of COVID-19 may result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 has led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the potential spread of COVID-19 in such settings. These actions may negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

•

Commercial: The response to COVID-19 by healthcare providers has made it difficult for some patients, especially those dependent on a hospital setting, to receive infusions or initiate treatment with our commercial products. In addition, as a result of the pandemic, some patients may choose to delay or stop treatment to avoid a visit to a hospital or a visit of a third party in their homes to minimize the risk of infection. The impact of COVID-19 may also result in delays in processing reauthorizations and modifications to program benefits by insurers, making it difficult for patients to obtain or maintain favorable coverage decisions for our products. These challenges may continue for the duration of the COVID-19 pandemic, which is uncertain, and are expected to reduce our revenue and cash flows.

•

Clinical trials: The impact of COVID-19 has caused, and may continue to cause, delays and disruptions to some of our clinical trials. The response to COVID-19 by healthcare providers is expected to delay site initiation, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. In addition, patients may be unable or unwilling to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact the execution of clinical trials. Significant delays or disruptions to our clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, obtain or maintain regulatory approvals, or commercialize our product candidates.

•	Manufacturing: A prolonged outbreak could lead to delays in the manufacturing of our products and product candidates.
•

Operations: On March 13, 2020, to protect the health of our employees and their families, and our communities, and in accordance with direction from state and local government authorities, we instituted mandatory work-from-home for all employees and contingent workers other than those who are facility-dependent.  Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, remote working could increase our cyber security risk. General protective measures put into place at various governmental levels, including quarantines, travel restrictions and business shutdowns, may also negatively affect our operations.

•

Share Price: The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain. The COVID-19 pandemic may cause our stock price to be more volatile, and our ability to raise capital could be impaired.

Any of the foregoing factors could have a material adverse impact on our business, financial condition, operating results, cash flows and prospects.  The extent to which COVID-19 impacts our operations and those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information which emerges concerning the severity of COVID-19 and the actions taken to contain the virus or treat its impact, among others.  In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, will determine the impact of the pandemic on our operations.

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

Moreover, the COVID-19 pandemic is impacting the global economy, and the U.S. economy in particular, with the potential for the economic downturn to be severe and prolonged.  A severe or prolonged economic downturn as a result of the COVID-19 pandemic could result in a variety of risks to our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters and/or terrorism attacks, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, terrorism attack or other event occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

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

We incurred an operating loss of $118.0 million for the three months ended March 31, 2020. Our accumulated deficit was $2.3 billion as of March 31, 2020. Although we currently have two commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

Moreover, the COVID-19 pandemic is impacting the global economy, and the U.S. economy in particular, with the potential for the economic downturn to be severe and prolonged.  A severe or prolonged economic downturn as a result of the COVID-19 pandemic could result in a variety of risks to our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all.

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

Broad market and industry factors may seriously affect the market price of a company’s stock, including ours, regardless of actual operating performance. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which continues to rapidly evolve. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

•	re-authorizations processes that may be required for patients who initially obtained coverage by third parties, including government payors, managed care organizations and private health insurers;
•	transition from temporary billing codes established by the CMS to permanent medical codes;
•	timing of approval of applications filed with the FDA;

•	timing of product launches and market acceptance of products launched;
•	changes in the amounts spent to research, develop, acquire, license or promote new and existing products;
•	results of clinical trial programs;
•	serious or unexpected health or safety concerns with our product or product candidates and any resulting clinical holds;
•	introduction of new products by others that render one or more of our products obsolete or noncompetitive;
•	the ability to maintain selling prices and gross margins on our products;
•	increases in the cost of raw materials contained within our products and product candidates;
•	manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;
•	timing of revenue recognition relating to our distribution agreements;
•	the ability to protect our intellectual property from being acquired by other entities;
•	the ability to avoid infringing the intellectual property of others;
•	the continued impact of the ongoing COVID-19 pandemic; and
•	the addition or loss of customers.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 99.0 million shares of common stock. As of March 31, 2020, there were approximately 78.0 million shares of common stock outstanding and outstanding awards to purchase 10.5 million shares of common stock under various incentive stock plans. Additionally, as of March 31 2020, there were approximately 1.8 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.5 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.6 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 14, 2020, pursuant to a Stock Purchase Agreement dated as of December 23, 2019 between Sarepta and Roche Finance, we issued and sold 2,522,227 shares (the “Roche Shares”) of common stock to Roche Finance for an aggregate purchase price of approximately $400.0 million, or $158.59 per share.  We relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 6, 2020	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ SANDESH MAHATME
Sandesh Mahatme
Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)