Form 10-Q
period 2020-06-30
Sarepta Therapeutics, Inc.
filed 2020-08-05
CIK 873303

Risks

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	78,505,415
(Class)	(Outstanding as of July 31, 2020)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of June 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,639,959	$835,080
Short-term investments	421,349	289,668
Accounts receivable	104,028	90,879
Inventory	179,650	171,379
Other current assets	114,435	81,907
Total current assets	2,459,421	1,468,913
Property and equipment, net	153,340	129,620
Intangible assets, net	13,105	12,497
Right of use assets	74,197	37,933
Other non-current assets	182,980	173,859
Total assets	$2,883,043	$1,822,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,660	$68,094
Accrued expenses	159,088	185,527
Deferred revenue, current portion	89,311	3,303
Other current liabilities	14,837	7,843
Total current liabilities	354,896	264,767
Long-term debt	694,156	681,900
Lease liabilities	72,401	47,720
Deferred revenue, net of current portion	708,476	—
Other non-current liabilities	10,248	10,248
Total liabilities	1,840,177	1,004,635
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 78,432,246 and 75,184,863 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	3,505,165	3,112,130
Accumulated other comprehensive income, net of tax	6	50
Accumulated deficit	(2,462,313)	(2,294,001)
Total stockholders’ equity	1,042,866	818,187
Total liabilities and stockholders’ equity	$2,883,043	$1,822,822

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Products, net	$111,344	$94,668	$211,792	$181,679
Collaboration	26,019	—	39,245	—
Total revenues	137,363	94,668	251,037	181,679
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	13,341	15,919	25,963	27,982
Research and development	188,522	113,266	324,666	203,819
Selling, general and administrative	73,688	67,393	156,456	127,959
Acquired in-process research and development	—	173,240	—	173,240
Amortization of in-licensed rights	165	217	331	433
Total cost and expenses	275,716	370,035	507,416	533,433
Operating loss	(138,353)	(275,367)	(256,379)	(351,754)
Other income (loss):
Gain from sale of Priority Review Voucher	—	—	108,069	—
Other expense, net	(12,447)	(862)	(19,867)	(1,034)
Total other (loss) income	(12,447)	(862)	88,202	(1,034)

Loss before income tax expense	(150,800)	(276,229)	(168,177)	(352,788)
Income tax expense	20	174	135	258
Net loss	(150,820)	(276,403)	(168,312)	(353,046)

Other comprehensive (loss) income:
Unrealized (losses) gains on investments, net of tax	(618)	63	(44)	181
Total other comprehensive (loss) income	(618)	63	(44)	181
Comprehensive loss	$(151,438)	$(276,340)	$(168,356)	$(352,865)

Net loss per share - basic and diluted	$(1.93)	$(3.74)	$(2.18)	$(4.85)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	77,968	73,958	77,200	72,850

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	75,185	$8	$3,112,130	$50	$(2,294,001)	$818,187
Exercise of options for common stock	97	—	3,687	—	—	3,687
Vest of restricted stock units	98	—	—	—	—	—
Issuance of common stock to Roche, net of issuance costs	2,522	—	312,053	—	—	312,053
Issuance of common stock under employee stock purchase plan	56	—	3,795	—	—	3,795
Stock-based compensation	—	—	24,024	—	—	24,024
Unrealized gains from available-for-sale securities, net of tax	—	—	—	574	—	574
Net loss	—	—	—	—	(17,492)	(17,492)
Balance at March 31, 2020	77,958	$8	$3,455,689	$624	$(2,311,493)	$1,144,828
Exercise of options for common stock	449	—	21,860	—		21,860
Vest of restricted stock units, net of cancellations	25	—	—	—		—
Stock-based compensation	—	—	27,616	—	—	27,616
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(618)	—	(618)
Net loss	—	—	—	—	(150,820)	(150,820)
Balance at June 30, 2020	78,432	$8	$3,505,165	$6	$(2,462,313)	$1,042,866

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	71,072	$7	$2,611,294	$(99)	$(1,578,926)	$1,032,276
Exercise of options for common stock	382	—	9,973	—	—	9,973
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	35	—	—	—	—	—
Shares withheld for taxes	(7)	—	(889)	—	—	(889)
Issuance of common stock for cash, net of offering costs	2,604	—	365,264	—	—	365,264
Issuance of common stock under employee stock purchase plan	48	—	2,326	—	—	2,326
Stock-based compensation	—	—	16,139	—	—	16,139
Unrealized gains from available-for-sale securities	—	—	—	118	—	118
Net loss	—	—	—	—	(76,643)	(76,643)
Balance at March 31, 2019	74,134	$7	$3,004,107	$19	$(1,655,569)	$1,348,564
Exercise of options for common stock	176	—	7,092	—	—	7,092
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	18	—	—	—	—	—
Issuance of common stock for cash, net of offering costs	—	—	89	—	—	89
Stock-based compensation	—	—	19,762	—	—	19,762
Unrealized gains from available-for-sale securities	—	—	—	63	—	63
Net loss	—	—	—	—	(276,403)	(276,403)
Balance at June 30, 2019	74,328	$7	$3,031,050	$82	$(1,931,972)	$1,099,167

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(168,312)	$(353,046)
Adjustments to reconcile net loss to cash flows from operating activities:
Gain from sale of Priority Review Voucher, net of commission	(108,069)	—
Acquired in-process research and development	—	173,240
Depreciation and amortization	13,004	11,113
Reduction in the carrying amounts of the right of use assets	5,389	2,951
Amortization of investment discount	(1,928)	(5,800)
Non-cash interest expense	12,217	10,513
Stock-based compensation	51,640	35,901
Other	(800)	892
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(13,149)	(7,937)
Net increase in inventory	(8,271)	(31,124)
Net increase in other assets	(44,309)	(87,708)
Net increase in deferred revenue	794,484	—
Net (decrease) increase in accounts payable, accrued expenses and other liabilities	(11,709)	25,768
Net cash provided by (used in) operating activities	520,187	(225,237)

Cash flows from investing activities:
Purchase of property and equipment	(28,289)	(32,945)
Proceeds from sale of Priority Review Voucher, net of commission	108,069	—
Purchase of available-for-sale securities	(756,738)	(731,288)
Maturity and sale of available-for-sale securities	626,980	1,225,847
Acquisition of Myonexus Therapeutics, Inc., net of cash acquired	—	(172,556)
Other	(1,927)	(1,454)
Net cash (used in) provided by investing activities	(51,905)	287,604

Cash flows from financing activities:
Proceeds from issuance of common stock to Roche, net of offering costs	312,053	—
Proceeds from sale of common stock, net of offering costs	—	365,353
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	29,342	19,391
Taxes paid related to net share settlement of equity awards	(4,798)	(889)
Net cash provided by financing activities	336,597	383,855

Increase in cash, cash equivalents and restricted cash	804,879	446,222

Cash, cash equivalents and restricted cash:
Beginning of period	843,645	370,829
End of period	$1,648,524	$817,051

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,639,959	$808,591
Restricted cash in other assets	8,565	8,460
Total cash, cash equivalents and restricted cash	$1,648,524	$817,051

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,032	$4,275
Supplemental schedule of non-cash investing activities and financing activities:
Right of use asset and lease liability additions	$37,586	$—
Sale of available-for-sale securities included in investment receivable	$—	$20,000
Intangible assets and property and equipment included in accrued expenses	$9,032	$3,128

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, highly-differentiated and innovative technologies, and through collaborations with its strategic partners, the Company is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“DMD”), Limb-girdle muscular dystrophies (“LGMDs”), Mucopolysaccharidosis type IIIA (“MPS IIIA”) and other neuromuscular and central nervous system disorders.

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

As of June 30, 2020, the Company had approximately $2,070.9 million of cash, cash equivalents and investments, consisting of $1,640.0 million of cash and cash equivalents, $421.3 million of short-term investments, and $9.6 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on February 26, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers, cash held at financial institutions and cash equivalents and investments.

As of June 30, 2020, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 45 and 150 days. Three individual customers accounted for 50%, 39% and 10% of net product revenues for the three months ended June 30, 2020 and 47%, 40% and 11% of net product revenues for the six months ended June 30, 2020. Three individual customers accounted for 43%, 43% and 12% of net product revenues for the three months ended June 30, 2019 and 42%, 41% and 14% of net product revenues for the six months ended June 30, 2019. Three individual customers accounted for 46%, 41% and 9% of accounts receivable from product sales as of June 30, 2020 and 45%, 37% and 11% of accounts receivable from product sales as of December 31, 2019. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. As of June 30, 2020, the Company believes that such customers are of high credit quality.

As of June 30, 2020, the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

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

There have not been any other material changes to the Company’s accounting policies through June 30, 2020.

Recent Accounting Pronouncements

Not yet adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. As of June 30, 2020, the Company is continuing to evaluate the potential impact this ASU may have on its financial position and results of operations upon adoption.

Recently adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 was effective beginning January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses for financial instruments measured at amortized cost be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 was effective beginning January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company has no historical write-offs of its accounts receivable and its terms range from 60 to 91 days for sales within the U.S. and 45 and 150 days for the majority of sales outside the U.S. The Company monitors the creditworthiness of its customers and payments such that it can properly assess and respond to changes in the customers’ credit profile or any specific issues. Upon adoption and as of June 30, 2020, the Company believes that such customers are of high credit quality and the expected credit losses are insignificant.

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

Accordingly, the Company has analogized to ASC 606 for the accounting for certain aspects of the Roche Agreement. Of the $1.2 billion cash received from Roche, $316.3 million was allocated to the 2,522,227 shares of the Company’s common stock issued to Roche based on the closing price when the shares were issued. Further, $485.0 million was allocated to the Options, as the Company determined that the option exercise payments (ranging from $20.0 million to $125.0 million per Option) are priced at a discount, resulting in material rights.  The residual amount of $348.7 million was allocated to a single, combined performance obligation (“Combined Performance Obligation”) comprised of: (i) the license of IP relating to SRP-9001 transferred to Roche, (ii) the related research and development services provided under the joint global development plan, (iii) the services provided to manufacture clinical supplies of SRP-9001, and (iv) the Company’s participation in the JSC, because the Company determined that the license of IP and related activities were not capable of being distinct from one another.

The Company recorded $312.1 million of common shares issued to Roche, based on the closing price of the Company’s stock on the date such shares were issued, net of direct transaction fees incurred of $4.3 million. This net amount is reflected as an increase to common stock and additional paid-in-capital in the accompanying unaudited condensed consolidated balance sheets.

The $485.0 million allocated to the material rights associated with the Options was based on their estimated standalone selling prices, determined using an income approach of projected incremental discounted cash flows from each Option.  The discounted cash flows incorporate the likelihood of success of the individual product candidates and the related commercial opportunity. The value assigned to the individual material rights is reflected as deferred revenue and will not be recognized until an option is either: (i) exercised by Roche, or (ii) expires. If exercised, the value of the material right will be aggregated with the option exercise price and recognized over the applicable performance period. If expired, the related transaction price will be recognized immediately. Through June 30, 2020, no options have been exercised or expired.

The $348.7 million allocated to the Combined Performance Obligation was determined using the residual approach because the standalone selling price is uncertain.  The Company recognizes revenue related to the Combined Performance Obligation on a straight-line basis over the expected performance period of the joint global development plan, which is expected to extend through the fourth quarter of 2023. The Company believes this method represents the best depiction of the transfer of services to Roche, as the estimated full-time equivalent employees dedicated to the services is not expected to materially vary over the expected service period.

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

The Company classifies all revenues recognized under the Roche Agreement as collaboration revenues within the unaudited condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2020, the Company recognized $26.0 million and $39.2 million of collaboration revenue, respectively, the majority of which relates to the Combined Performance Obligation. As of June 30, 2020, the Company has total deferred revenue of $797.7 million associated with the Roche Agreement, of which $89.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the Options was $485.0 million as of June 30, 2020.

The costs associated with co-development activities performed under the Roche Agreement are included in research and development expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and six months ended June 30, 2020, costs reimbursable by Roche and reflected as a reduction to research and development expenses were $8.9 million and $25.4 million, respectively, and $8.9 million is included in accounts receivable as of June 30, 2020.

Research and Option Agreements

During the three months ended June 30, 2020, the Company entered into multiple research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics, with aggregate up-front payments made by the Company of $12.0 million, which were recorded as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2020. The agreements generally provide for research services related to preclinical development programs, and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $14.0 million in research milestone payments. Under these agreements, there are $129.0 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and low-single-digit royalty payments based on the sales of the developed products upon commercialization. As of June 30, 2020, the Company has not exercised any options nor have any research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of June 30, 2020, the Company may be obligated to make up to $3.2 billion in future development, regulatory, commercial and up-front royalty milestone payments associated with its license and collaboration agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of June 30, 2020, which are discussed above. For the three and six months ended June 30, 2020, the Company recognized up-front, development milestone, and other expenses of $12.8 million and $21.3 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2019, the Company recognized up-front, development milestone, and other expenses of $14.4 million and $15.5 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$810,146	$810,146	$—	$—
Government and government agency bonds	927,471	927,471	—	—
Strategic equity investments	33,344	3,344	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$1,771,962	$1,741,962	$—	$30,000

Liabilities
Contingent consideration	$5,200	$—	$—	$5,200
Total liabilities	$5,200	$—	$—	$5,200

	Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$203,410	$203,410	$—	$—
Government and government agency bonds	809,159	809,159	—	—
Strategic equity investments	31,937	1,937	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$1,045,507	$1,015,507	$—	$30,000

Liabilities
Contingent consideration	$5,200	$—	$—	$5,200
Total liabilities	$5,200	$—	$—	$5,200

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, the Company’s strategic investment in Lysogene S.A. and certificates of deposit. Certain of the government and government agency bonds are publicly traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2020.

The Company’s asset with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”). For more information related to Lacerta, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The fair value of the asset was initially based on a cost approach corroborated by the Black-Scholes option pricing model. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value will be adjusted if Lacerta issues similar or identical equity securities or when there is a triggering event for impairment. There were no changes in the fair value of the Lacerta strategic investment during the six months ended June 30, 2020.

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relate to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to an academic institution under a separate license agreement that meet the definition on a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. This amount was estimated through an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings. There were no changes in the fair value of the contingent consideration during the six months ended June 30, 2020. As of June 30, 2020, the contingent consideration was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheets.

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

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Money market funds	$810,146	$203,410
Government and government agency bonds	506,122	519,491
Total	$1,316,268	$722,901

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2020 and December 31, 2019 was approximately two months.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$1,133,837	$—	$—	$1,133,837
Government and government agency bonds	927,446	44	(19)	927,471
Total cash, cash equivalents and investments	$2,061,283	$44	$(19)	$2,061,308
As reported:
Cash and cash equivalents	$1,639,961	$3	$(5)	$1,639,959
Short-term investments	421,322	41	(14)	421,349
Total cash, cash equivalents and investments	$2,061,283	$44	$(19)	$2,061,308

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$315,589	$—	$—	$315,589
Government and government agency bonds	809,090	71	(2)	809,159
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748
As reported:
Cash and cash equivalents	$835,044	$36	$—	$835,080
Short-term investments	289,635	35	(2)	289,668
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748

7. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Product sales receivable, net of discounts and allowances	$94,692	$90,409
Collaboration receivable	8,866	—
Government contract receivables	470	470
Total accounts receivable, net	$104,028	$90,879

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2019	$588	$44,738	$1,506	$4,671	$51,503
Provision	4,480	25,664	2,952	4,349	37,445
Payments/credits	(4,427)	(27,617)	(2,796)	(5,719)	(40,559)
Balance, as of June 30, 2020	$641	$42,785	$1,662	$3,301	$48,389

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2018	$1,378	$24,276	$538	$2,318	$28,510
Provision	4,874	21,004	2,240	2,233	30,351
Payments/credits	(4,712)	(15,002)	(1,909)	(2,854)	(24,477)
Balance, as of June 30, 2019	$1,540	$30,278	$869	$1,697	$34,384

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Reduction to accounts receivable	$4,920	$6,254
Component of accrued expenses	43,469	45,249
Total reserves	$48,389	$51,503

8. INVENTORY

The following table summarizes the components of the Company’s inventory for the periods indicated:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Raw materials	$75,981	$82,030
Work in progress	100,046	88,031
Finished goods	3,623	1,318
Total inventory	$179,650	$171,379

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Manufacturing-related deposits and prepaids	$83,056	$54,276
Prepaid clinical and pre-clinical expenses	10,606	8,263
Prepaid income tax	5,270	2,114
Prepaid maintenance services	4,231	4,366
Prepaid research expenses	3,620	2,007
Leasehold improvement receivable	3,059	3,059
Prepaid insurance	1,371	2,573
Other	3,222	5,249
Total other current assets	$114,435	$81,907

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Manufacturing-related deposits and prepaids	$133,353	$122,091
Strategic investments	33,344	31,937
Restricted cash and investments	9,566	9,566
Prepaid clinical expenses	4,680	4,665
Other	2,037	5,600
Total other non-current assets	$182,980	$173,859

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Product revenue related reserves	$43,469	$45,249
Accrued employee compensation costs	28,643	43,240
Accrued contract manufacturing costs	22,307	27,622
Accrued clinical and pre-clinical costs	19,281	18,010
Accrued milestone expense	9,643	18,390
Accrued professional fees	9,585	10,707
Accrued property and equipment	8,792	1,181
Accrued royalties	7,053	6,301
Accrued collaboration cost sharing	3,918	9,000
Accrued interest expense	1,045	1,045
Other	5,352	4,782
Total accrued expenses	$159,088	$185,527

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	73,494	$73.16	155,265	$67.80	1,158,824	$57.84	1,145,499	$75.27
Restricted stock units	44,527	$143.84	81,000	$121.34	543,437	$116.70	405,630	$138.79

Stock-based Compensation Expense

For the three months ended June 30, 2020 and 2019, total stock-based compensation expense was $27.6 million and $19.8 million, respectively. For the six months ended June 30, 2020 and 2019, total stock-based compensation expense was $51.6 million and $35.9 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$11,140	$6,923	$20,389	$12,010
Selling, general and administrative	16,476	12,839	31,251	23,891
Total stock-based compensation expense	$27,616	$19,762	$51,640	$35,901

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	$17,848	$13,777	$33,203	$25,234
Restricted stock awards/units	8,352	5,184	15,097	9,100
Employee stock purchase plan	1,416	801	3,340	1,567
Total stock-based compensation expense	$27,616	$19,762	$51,640	$35,901

12. OTHER (LOSS) INCOME

The following table summarizes other (loss) income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest expense	$(13,713)	$(7,426)	$(27,328)	$(14,761)
Interest income	638	2,104	2,777	4,465
Amortization of investment discount	999	4,581	3,963	8,913
Gain from sale of Priority Review Voucher	—	—	108,069	—
Other (expense) income	(371)	(121)	721	349
Total other (loss) income, net	$(12,447)	$(862)	$88,202	$(1,034)

13. LEASES

The Company has real estate operating leases in Cambridge, Andover and Burlington, Massachusetts and Dublin and Columbus, Ohio that provide for scheduled annual rent increases throughout each lease’s term. There have been no significant changes to the real estate leases in the six months ended June 30, 2020. The Company has also identified embedded leases in its manufacturing and supply agreements with Catalent, Inc. (“Catalent”) and Thermo Fisher Scientific, Inc. (“Thermo”). For additional details relating to these two agreements, please read Note 21, Commitments and Contingencies of the Annual Report on Form 10-K for the year ended December 31, 2019. The Company determined that both the Catalent and Thermo agreements contain an embedded lease because the Company controls the use of the facilities and related equipment therein. The Company also determined that it does not control the facilities or related equipment during construction and, thus, the lease does not fall in the scope of “build-to-suit” accounting.

The lease on two of the four dedicated clean room suites at Catalent and four of the eight dedicated clean room suites at Thermo commenced during the first and second quarter of fiscal 2020, respectively, which is when the dedicated clean room suites became available for use by the Company. Accordingly, the fixed and in-substance fixed contract consideration associated with the dedicated clean room suites was allocated to the lease and non-lease components. The lease component was determined based on the estimated standalone price of the leased clean rooms and the associated equipment based on available market and specific cost information. The non-lease component was determined using the residual estimation approach as the standalone price of the gene therapy manufacturing and supply services provided by both Catalent and Thermo is highly variable. Consequently, during the six months ended June 30, 2020, the Company recorded aggregate right of use (“ROU”) assets of $39.8 million and aggregate lease liabilities of $35.5 million relating to the dedicated clean room suites at both Catalent and Thermo. The ROU assets and lease liabilities were based on the present value of estimated future payments associated with the lease component of the Catalent and Thermo clean room suites at discount rates of 8.0% and 7.5%, respectively, representing the rate at which the Company could borrow on a collateralized basis the amount of the lease payments in a similar term. The difference between the ROU assets and the lease liabilities results from certain prepayments made to Catalent and Thermo by the Company prior to the commencement of the leases. The weighted average remaining lease term on the leases for the dedicated clean room suites range between 4.5 and 7.4 years. The total lease liability payments are expected to be paid in equal installments through the five-year and eight-year terms of the Catalent and Thermo agreements, respectively.

The leases on the remaining two clean room suites at Catalent and four clean room suites at Thermo have not commenced as of June 30, 2020 because these clean room suites are not yet available for use by the Company. Accordingly, cumulative payments totaling $18.0 million and $43.1 million made to Catalent and Thermo, respectively, relating to the remaining clean room suites which have not become available to the Company have been recorded as other assets in the accompanying unaudited condensed consolidated balance sheets, a portion of which will be considered in the initial measurement of the cost of the ROU asset at the lease commencement date, currently anticipated to occur in the fourth quarter of 2020.

For the three and six months ended June 30, 2020, the Company recorded aggregate operating lease costs of $2.0 million and $2.8 million related to the Catalent and Thermo embedded leases, respectively. For the three and six months ended June 30, 2020, the Company recorded aggregate variable lease costs of $3.6 million and $4.5 million, respectively. The operating lease costs and variable lease costs of the Thermo and Catalent embedded leases were included in research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

14. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and six months ended June 30, 2020 and 2019, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net loss	$(150,820)	$(276,403)	$(168,312)	$(353,046)
Weighted-average common shares outstanding - basic	77,968	73,958	77,200	72,850
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	77,968	73,958	77,200	72,850
Net loss per share - basic and diluted	$(1.93)	$(3.74)	$(2.18)	$(4.85)

*

For the three and six months ended June 30, 2020 and 2019, stock options, RSAs, RSUs, and ESPP to purchase 10.0 million and 9.7 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as they may be settled in cash or shares at the Company’s option. While the closing price on June 30, 2020 exceeded the conversion price of $73.42, the potential shares issuable under the 2024 Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method. In the period of conversion, the 2024 Notes will have no impact on diluted net earnings (loss) if they are settled in cash and will have an impact on diluted earnings per share if the Notes are settled in shares upon conversion and when the Company is in an income position.

15. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of June 30, 2020 (in thousands)
2020 (July - December)	$369,149
2021	406,372
2022	65,450
2023	64,461
2024	64,461
Thereafter	185,911
Total manufacturing commitments*	$1,155,804

*

Total manufacturing commitments include both Catalent and Thermo Agreements. Related to the embedded leases at Catalent and Thermo that have commenced during the six months ended June 30, 2020, the Company recorded an ROU asset and a lease liability. Please see Note 13. Leases for further details.

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
•

estimated timelines and milestones for 2020 and beyond, including having safety and dosing insights for SRP-5051 in the second half of 2020, commencing a trial evaluating SRP-9001 using commercial supply in 2020, pending regulatory feedback, and completing Good Manufacturing Practices runs for SRP-9003 by the end of 2020;

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

We undertake no obligation to update any of the forward-looking statements contained in this Quarterly Report on Form 10-Q after the date of this report, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). We caution readers not to place undue reliance on forward-looking statements. Our actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, including the risks, uncertainties and assumptions identified under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

A summary description of our main product candidates, including those in collaboration with our strategic partners, is as follows:

•

Casimersen (SRP-4045) uses our PMO chemistry and exon-skipping technology to skip exon 45 of the DMD gene. Casimersen is designed to bind to exon 45 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 45 skipping. We are enrolling and dosing patients in ESSENCE (4045-301), our Phase 3 placebo controlled confirmatory trial in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 or 53 skipping using casimersen and golodirsen, respectively. On March 28, 2019, we announced results from our interim analysis of muscle biopsy endpoints comparing casimersen treatment to placebo in the ESSENCE study. In June 2020, we completed the submission of a rolling New Drug Application (“NDA”) to the FDA seeking accelerated approval for casimersen.

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

•

SRP-9001 (DMD, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but still functional version of dystrophin.  A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated. On October 3, 2018, Nationwide Children’s Hospital (“Nationwide”) presented what we believe to be positive results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. On March 25, 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions.  We have dosed all 41 participants in that trial and have begun dosing participants in the crossover phase of the study. We plan to commence a trial evaluating SRP-9001 using commercial supply in 2020, pending regulatory feedback.

•

SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program we are developing with Nationwide. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have recently dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. We expect to complete Good Manufacturing Practices (“GMP”) runs for SRP-9003 by the end of 2020.

•

LYS-SAF 302. We are collaborating with Lysogene S.A (“Lysogene”) to develop a gene therapy, LYS-SAF302, to treat MPS IIIA. Lysogene is conducting a global Phase 2/3 clinical trial of LYS-SAF302 (AAVance) to evaluate the effectiveness of a one-time delivery of an AAVrh.10 virus carrying the N-SGSH gene. Dosing in this trial has been completed. On June 5, 2020, Lysogene announced that the FDA issued a clinical hold for this trial.

Our pipeline includes more than 40 programs in various stages of pre-clinical and clinical development, reflecting our aspiration to apply our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow synthesis and purification of our products and product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal GMP manufacturing capabilities. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

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

Cash, Cash Equivalents and Investments

As of June 30, 2020, we had approximately $2,070.9 million of cash, cash equivalents and investments, consisting of $1,640.0 million of cash and cash equivalents, $421.3 of short-term investments, and $9.6 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with government sponsored programs and the complex regulatory environment in which we operate.

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. Our business operations and financial condition and results have been impacted to varying degrees, and we expect the impact will continue in future quarters.

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

Clinical Trials: With respect to our active gene therapy trials, all dosing for the 48-week analysis in our placebo controlled, blinded study to evaluate the safety and efficacy of SRP-9001 (Study 102) and in our high-dose arm for SRP-9003 to treat LGMD2E has occurred and we are working within the FDA guidance on clinical trial conduct during the pandemic to avoid or minimize delays in trial follow-up visits. For trials that involve weekly or monthly dosing, we have adapted protocols to allow for virtual interactions, while remaining compliant with Good Clinical Practice and continuing to advance these investigational treatments. The response to COVID-19 by healthcare providers is expected to delay site initiation, delay the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. For example, with respect to our planned trial evaluating SRP-9001 using commercial supply (Study 301), COVID-19 is expected to delay some necessary site initiation visits. However, we still intend to commence Study 301 in the second half of 2020.

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

Due to the collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”), we have added collaboration revenue recognition to our critical accounting policies and estimates. As such, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

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

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
	2020	2019	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$111,344	$94,668	$16,676	18%
Collaboration	26,019	—	26,019	NM*
Total revenues	137,363	94,668	42,695	45%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	13,341	15,919	(2,578)	(16)%
Research and development	188,522	113,266	75,256	66%
Selling, general and administrative	73,688	67,393	6,295	9%
Acquired in-process research and development	—	173,240	(173,240)	(100)%
Amortization of in-licensed rights	165	217	(52)	(24)%
Total cost and expenses	275,716	370,035	(94,319)	(25)%
Operating loss	(138,353)	(275,367)	137,014	(50)%
Other loss:
Other expense, net	(12,447)	(862)	(11,585)	NM*
Total other loss	(12,447)	(862)	(11,585)	NM*

Loss before income tax expense	(150,800)	(276,229)	125,429	(45)%
Income tax expense	20	174	(154)	(89)%
Net loss	$(150,820)	$(276,403)	$125,583	(45)%

Net loss per share - basic and diluted	$(1.93)	$(3.74)	$1.81	(48)%

	For the Six Months Ended June 30,
	2020	2019	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$211,792	$181,679	$30,113	17%
Collaboration	39,245	—	39,245	NM*
Total revenues	251,037	181,679	69,358	38%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	25,963	27,982	(2,019)	(7)%
Research and development	324,666	203,819	120,847	59%
Selling, general and administrative	156,456	127,959	28,497	22%
Acquired in-process research and development	—	173,240	(173,240)	(100)%
Amortization of in-licensed rights	331	433	(102)	(24)%
Total cost and expenses	507,416	533,433	(26,017)	(5)%
Operating loss	(256,379)	(351,754)	95,375	(27)%
Other income (loss):
Gain from sale of Priority Review Voucher	108,069	—	108,069	NM*
Other expense, net	(19,867)	(1,034)	(18,833)	NM*
Total other income (loss)	88,202	(1,034)	89,236	NM*

Loss before income tax expense	(168,177)	(352,788)	184,611	(52)%
Income tax expense	135	258	(123)	(48)%
Net loss	$(168,312)	$(353,046)	$184,734	(52)%

Net loss per share - basic and diluted	$(2.18)	$(4.85)	$2.67	(55)%

*	NM = Not Meaningful

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

Net product revenues for our products for the three and six months ended June 30, 2020 increased by $16.7 million and $30.1 million, respectively, compared with the three and six months ended June 30, 2019. These increases primarily reflect increasing demand for our products in the U.S.

Collaboration revenue relates to our collaboration arrangement with Roche. In February 2020, we received an aggregate of approximately $1.2 billion in cash consideration from Roche, consisting of an up-front payment and an equity investment in our company. Of that amount, $348.7 million is being recognized as revenue on a straight-line basis over the performance period, estimated to be through the fourth quarter of 2023. For the three and six months ended June 30, 2020, we recognized $26.0 million and $39.2 million of collaboration revenue, respectively. For more information, please read Note 3, Collaboration and License Agreements.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51 and VYONDYS 53 by the FDA in September 2016 and December 2019, respectively, we expensed such manufacturing and material costs as research and development expenses. For VYONDYS 53 sold in the three and six months ended June 30, 2020, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For EXONDYS 51 sold in the three and six months ended June 30, 2020 and 2019, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $11.4 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the components of our cost of sales for each of the periods indicated:

	For the Three Months Ended June 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$6,288	$10,101	$(3,813)	(38)%
Royalty payments	7,053	5,818	1,235	21%
Total cost of sales	$13,341	$15,919	$(2,578)	(16)%

The cost of sales for the three months ended June 30, 2020 decreased by $2.6 million, or 16%, compared with the same period in 2019. The decrease was primarily driven by the following:

•

$3.8 million decrease in inventory costs related to products sold primarily as a result of the write-offs of certain batches of EXONDYS 51 not meeting our quality specifications for the three months ended June 30, 2019, with no similar activity for the three months ended June 30, 2020, partially offset by increasing demand for our products; and

•	$1.2 million increase in royalty payments to BioMarin and UWA reflects increasing demand for our products.

	For the Six Months Ended June 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$12,509	$17,709	$(5,200)	(29)%
Royalty payments	13,454	10,273	3,181	31%
Total cost of sales	$25,963	$27,982	$(2,019)	(7)%

The cost of sales for the six months ended June 30, 2020 decreased by $2.0 million, or 7%, compared with the same period in 2019. The decrease was primarily driven by the following:

•

$5.2 million decrease in inventory costs related to products sold primarily as a result of the write-offs of certain batches of EXONDYS 51 not meeting our quality specifications for the six months ended June 30, 2019, with no similar activity for the six months ended June 30, 2020, partially offset by increasing demand for our products; and

•	$3.2 million increase in royalty payments to BioMarin and UWA reflects increasing demand for our products.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$60,279	$18,627	$41,652	224%
Other gene therapies	29,937	3,235	26,702	NM*
Casimersen (exon 45)	23,991	6,714	17,277	257%
Up-front, milestone, and other expenses	12,750	15,078	(2,328)	(15)%
PPMO platform	7,499	4,516	2,983	66%
Eteplirsen (exon 51)	6,325	8,886	(2,561)	(29)%
Golodirsen (exon 53)	5,219	5,303	(84)	(2)%
Other projects	1,822	753	1,069	142%
Collaboration cost-sharing	1,667	124	1,543	NM*
Internal research and development expenses	47,785	50,030	(2,245)	(4)%
Roche collaboration reimbursement	(8,752)	—	(8,752)	NM*
Total research and development expenses	$188,522	$113,266	$75,256	66%

	For the Six Months Ended June 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$104,348	$37,446	$66,902	179%
Other gene therapies	45,133	2,738	42,395	NM*
Casimersen (exon 45)	33,806	12,894	20,912	162%
Up-front, milestone, and other expenses	21,283	16,200	5,083	31%
Golodirsen (exon 53)	21,072	11,056	10,016	91%
Eteplirsen (exon 51)	12,135	17,689	(5,554)	(31)%
PPMO platform	11,027	9,443	1,584	17%
Collaboration cost-sharing	4,309	416	3,893	NM*
Other projects	2,791	2,800	(9)	(—)%
Internal research and development expenses	93,958	93,137	821	(—)%
Roche collaboration reimbursement	(25,196)	—	(25,196)	NM*
Total research and development expenses	$324,666	$203,819	$120,847	59%

*	NM = Not Meaningful

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$103,132	$21,538	$81,594	379%
Compensation and other personnel expenses	26,606	21,988	4,618	21%
Clinical expenses	16,194	22,678	(6,484)	(29)%
Facility- and technology-related expenses	12,883	10,969	1,914	17%
Up-front, milestone, and other expenses	12,750	15,078	(2,328)	(15)%
Stock-based compensation	11,140	6,923	4,217	61%
Professional services	4,014	5,096	(1,082)	(21)%
Pre-clinical expenses	2,586	2,757	(171)	(6)%
Collaboration cost-sharing	1,667	124	1,543	NM*
Research and other	6,302	6,115	187	3%
Roche collaboration reimbursement	(8,752)	—	(8,752)	NM*
Total research and development expenses	$188,522	$113,266	$75,256	66%

*	NM = Not Meaningful

Research and development expenses for the three months ended June 30, 2020 increased by $75.3 million, or 66%, compared with the three months ended June 30, 2019. The increase was primarily driven by the following:

•	$81.6 million increase in manufacturing expenses primarily due to a continuing ramp-up of our micro-dystrophin program;
•	$4.6 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•

$6.5 million decrease in clinical trial expenses primarily due to a ramp-down of the PROMOVI trial in EXONDYS 51 and the Phase 1/2 trial in golodirsen. The decreases were offset by increased patient enrollment for our ESSENCE program as well as certain start-up activities for our micro-dystrophin program;

•	$1.9 million increase in facility- and technology-related expenses due to our continuing global expansion efforts;
•

$2.3 million decrease in up-front, milestone and other expenses primarily due to $12.0 million of up-front payments as a result of the execution of certain research and license agreements during the second quarter of 2020, offset by $14.4 million of similar activity during the second quarter of 2019;

•	$4.2 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$1.1 million decrease in professional service expenses primarily due to a decrease in reliance on third-party research and development contractors as a result of an increase in hiring and headcount;
•	$0.2 million decrease in pre-clinical expenses primarily due to completion of certain toxicology studies in our PPMO platform;
•	$1.5 million increase in collaboration cost sharing with Genethon on its micro-dystrophin drug candidates and Lysogene S.A on its MPS IIIA drug candidates; and
•	$8.8 million offset to expense incurred in the second quarter of 2020 associated with a collaboration reimbursement from Roche.

	For the Six Months Ended June 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$165,396	$42,113	$123,283	293%
Compensation and other personnel expenses	52,725	41,719	11,006	26%
Clinical expenses	34,750	39,658	(4,908)	(12)%
Facility- and technology-related expenses	26,134	22,112	4,022	18%
Up-front, milestone, and other expenses	21,283	16,200	5,083	31%
Stock-based compensation	20,389	12,010	8,379	70%
Professional services	8,514	9,636	(1,122)	(12)%
Collaboration cost-sharing	4,309	416	3,893	NM*
Pre-clinical expenses	3,228	8,014	(4,786)	(60)%
Research and other	13,134	11,941	1,193	10%
Roche collaboration reimbursement	(25,196)	—	(25,196)	NM*
Total research and development expenses	$324,666	$203,819	$120,847	59%
*	NM = Not Meaningful

Research and development expenses for the six months ended June 30, 2020 increased by $120.8 million, or 59%, compared with the six months ended June 30, 2019. The increase was primarily driven by the following:

•	$123.3 million increase in manufacturing expenses primarily due to a continuing ramp-up of our micro-dystrophin program;
•	$11.0 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•

$4.9 million decrease in clinical trial expenses primarily due to a ramp-down of the PROMOVI trial in EXONDYS 51 and the Phase 1/2 trial in golodirsen. The decreases were offset by increased patient enrollment for our ESSENCE program as well as certain start-up activities for our micro-dystrophin program;

•	$4.0 million increase in facility- and technology-related expenses due to our continuing global expansion efforts;
•

$5.1 million increase in up-front, milestone and other expenses primarily due to $8.8 million of milestone expense related to payments accrued to an academic institution and $12.0 million of up-front payments as a result of the execution of certain research and license agreements during the six months ended June 30, 2020, offset by $15.5 million of up-front payments as a result of license agreements executed during the same period of 2019;

•	$8.4 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$1.1 million decrease in professional service expenses primarily due to a decrease in reliance on third-party research and development contractors as a result of an increase in hiring and headcount;
•	$3.9 million increase in collaboration cost sharing with Genethon on its micro-dystrophin drug candidates and Lysogene S.A on its MPS IIIA drug candidates;
•	$4.8 million decrease in pre-clinical expenses primarily due to completion of certain toxicology studies in our PPMO platform;
•	$1.2 million increase in research and other primarily driven by an increase in sponsored research with academic institutions during the six months ended June 30, 2020; and
•	$25.2 million offset to expense associated with a collaboration reimbursement from Roche during the six months ended June 30, 2020.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$26,924	$26,019	$905	3%
Professional services	20,662	20,653	9	0%
Stock-based compensation	16,476	12,839	3,637	28%
Facility- and technology-related expenses	7,186	7,739	(553)	(7)%
Roche collaboration reimbursement	(159)	—	(159)	NM*
Other	2,599	143	2,456	NM*
Total selling, general and administrative expenses	$73,688	$67,393	$6,295	9%
*	NM = Not Meaningful

Selling, general and administrative expenses for the three months ended June 30, 2020 increased by $6.3 million, or 9%, compared with the three months ended June 30, 2019. This was primarily driven by the following:

•	$0.9 million increase in compensation and other personnel expenses primarily due to a net increase in headcount; and
•	$3.6 million increase in stock-based compensation primarily due to increases in headcount and stock price.

	For the Six Months Ended June 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$53,716	$50,484	$3,232	6%
Professional services	51,786	37,480	14,306	38%
Stock-based compensation	31,251	23,891	7,360	31%
Facility- and technology-related expenses	14,236	13,049	1,187	9%
Roche collaboration reimbursement	(159)	—	(159)	NM*
Other	5,626	3,055	2,571	84%
Total selling, general and administrative expenses	$156,456	$127,959	$28,497	22%
*	NM = Not Meaningful

Selling, general and administrative expenses for the six months ended June 30, 2020 increased by $28.5 million, or 22%, compared with the six months ended June 30, 2019. This was primarily driven by the following:

•	$3.2 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$14.3 million increase in professional services primarily due to a transaction fee for the Roche transaction and continuing global expansion;
•	$7.4 million increase in stock-based compensation primarily due to increases in headcount and stock price; and
•	$1.2 million increase in facility- and technology-related expense primarily due to continuing global expansion.

Acquired In-process Research and Development

As a result of the Myonexus acquisition, we recorded acquired in-process research and development expense of approximately $173.2 million during the second quarter of 2019. There was no such transaction during the six months ended June 30, 2020.

Amortization of In-licensed Rights

Amortization of in-licensed rights relate to the agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of approximately $6.6 million in 2017 as a result of the settlement and license agreements with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016 and VYONDYS 53 in December 2019, we recorded an in-licensed right asset of $1.0 million and $0.5 million, respectively, related to the license agreement with UWA. Each in-licensed right is being amortized on a straight-line basis over the life of the patent from the first commercial sale of each product. For both the three months ended June 30, 2020 and 2019, we recorded amortization of in-licensed rights of approximately $0.2 million. For the six months ended June 30, 2020 and 2019, we recorded amortization of in-licensed rights of approximately $0.3 million and $0.4 million, respectively.

Gain from Sale of Priority Review Voucher

In February 2020, we entered into an agreement with Vifor (International) Ltd. to sell the rare pediatric disease Priority Review Voucher (“PRV”) we received from the FDA in connection with the approval of VYONDYS 53. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, we completed our sale of the PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale. There was no similar activity during the six months ended June 30, 2019.

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

For the three and six months ended June 30, 2020, other expense, net increased by approximately $11.6 million and $18.8 million compared with the three and six months ended June 30, 2019, respectively. The increase primarily reflected the interest expense on our debt facilities entered into in December 2019 as well as a decrease in interest income and the amortization of investment discounts due to the investment mix of the Company’s investment portfolio.

Income tax expense

Income tax expense for the three and six months ended June 30, 2020 was less than $0.1 million and approximately $0.1 million, respectively. Income tax expense for the three and six months ended June 30, 2019 was approximately $0.2 million and $0.3 million, respectively. Income tax expense for all periods presented relate to state taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2020	As of December 31, 2019	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,639,959	$835,080	$804,879	96%
Short-term investments	421,349	289,668	131,681	45%
Restricted cash and investments	9,566	9,566	—	(—)%
Total cash, cash equivalents and investments	$2,070,874	$1,134,314	$936,560	83%

Borrowings:
Long-term debt	$241,022	$240,004	$1,018	(—)%
Convertible debt	453,134	441,896	11,238	3%
Total borrowings	$694,156	$681,900	$12,256	2%

Working capital
Current assets	$2,459,421	$1,468,913	$990,508	67%
Current liabilities	354,896	264,767	90,129	34%
Total working capital	$2,104,525	$1,204,146	$900,379	75%

For the period ended December 31, 2019, our principal sources of liquidity were derived from proceeds from product sales of EXONDYS 51 and debt and equity financings. For the period ended June 30, 2020, our principal sources of liquidity were primarily derived from our collaboration arrangement with Roche, net proceeds from sale of the PRV and product sales of our products.  Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The increase in our working capital primarily resulted from cash received from Roche offset by overall use of cash in operating activities. For more information for the Roche transaction, please read Note 3, License and Collaboration Agreements.

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

Cash Flows

	For the Six Months Ended
	June 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$520,187	$(225,237)	$745,424	(331)%
Investing activities	(51,905)	287,604	(339,509)	(118)%
Financing activities	336,597	383,855	(47,258)	(12)%
Increase in cash and cash equivalents	$804,879	$446,222	$358,657	80%

*	NM = Not Meaningful

Operating Activities.

Cash provided by operating activities was $520.2 million for the six months ended June 30, 2020. Cash used in operating activities for the six months ended June 30, 2019 was $225.2 million. The favorable change was primarily driven by the following:

•	$794.5 million net increase in deferred revenue primarily as a result of the collaboration arrangement with Roche;
•	$24.0 million net increase in non-cash adjustments; and
•	$23.6 million net increase in use of operating assets and liabilities, excluding deferred revenue.

The increases were partially offset by:

•

$96.6 million increase in net loss, excluding acquired in-process research and development expense and the gain from the sale of the PRV, primarily driven by increases in research and development expense and selling, general, and administrative expense, offset by increases in net product revenues and collaboration revenue.

Investing Activities.

Cash used in investing activities was $51.9 million for the six months ended June 30, 2020. Cash provided by investing activities for the six months ended June 30, 2019 was $287.6 million. The unfavorable change was primarily driven by the following:

•	$598.9 million decrease in proceeds from the sale or maturity of available-for-sale securities during the six months ended June 30, 2020; and
•	$25.5 million increase in purchase of available-for-sale securities during the six months ended June 30, 2020.

The decreases were partially offset by:

•	$172.6 million decrease as a result of the acquisition of Myonexus during the six months ended June 30, 2019;
•	$108.1 million increase as a result of the sale of the PRV during the six months ended June 30, 2020; and
•	$4.7 million decrease in purchase of property and equipment during the six months ended June 30, 2020.

Financing Activities.

Cash provided by financing activities decreased by $47.3 million for the six months ended June 30, 2020 compared with the six months ended June 30, 2019, primarily driven by the following:

•	$365.4 million decrease in net proceeds from the sale of common stock; and
•	$3.9 million increase in taxes paid related to net share settlement of equity awards.

The decreases were partially offset by:

•	$312.1 million increase in net proceeds from the issuance of common stock to Roche; and
•	$10.0 million increase in proceeds from the exercise of options and the purchase of stock under our Employee Stock Purchase Program.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2020:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations (1)	$932,253	$30,095	$60,190	$841,968	$—
Lease obligations (2)	64,206	13,054	24,231	23,130	3,791
Manufacturing obligations (3)	1,155,804	601,127	272,075	126,923	155,679
Total contractual obligations and contingencies	$2,152,263	$644,276	$356,496	$992,021	$159,470

(1)	Interest is included.
(2)	Lease obligations only include real estate leases. The leases embedded in certain supply agreements are included in the manufacturing obligations.
(3)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51 and VYONDYS 53, and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $3.2 billion of future development, regulatory, commercial and up-front royalty milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of June 30, 2020, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of June 30, 2020, we had approximately $2,070.9 million of cash, cash equivalents and investments, comprised of $1,640.0 million of cash and cash equivalents, $421.3 million of short-term investments and $9.6 million long-term restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2020, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.2 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2020, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to any patent protection, we rely on various forms of regulatory exclusivity to protect our products. During the development of our products, we anticipate any one of regulatory exclusivities becoming available upon approval of our products. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect in each of the markets for our products due to challenges, changes or interpretations in the law or otherwise, could affect our revenues for our products or our decision on whether to market our products in a particular country or countries or could otherwise have an adverse impact on our results of operations.  We are not guaranteed to receive or maintain regulatory exclusivity for our current or future products, and if our products that are granted orphan status were to lose their status as orphan drugs or the data or marketing exclusivity provided for orphan drugs, our business and operations could be adversely affected.

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

In addition, we may face risks with maintaining regulatory exclusivities for our products, and our protection may be circumvented, even if maintained.  For instance, orphan drug exclusivity in the U.S. may be rescinded if (i) an alternative, competing product demonstrates clinical superiority to our product with orphan exclusivity; or (ii) we are unable to assure the availability of sufficient quantities of our orphan products to meet the needs of patients.  Moreover, competitors may receive approval of different drugs or biologics for indications for which our prior approved orphan products have exclusivity.  Orphan drug exclusivity in Europe may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.  Thus, we cannot guarantee that another company will not receive approval to market a product candidate that is granted orphan drug exclusivity for the same drug or similar drug and same orphan indication as any of our product candidates for which we plan to file an NDA, BLA or MAA.   If that were to happen, our prior approved orphan products may face competition and any pending NDA, BLA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable. For example, in January 2020, the FDA issued a draft guidance to clarify its position on when gene therapy products would be considered the “same” or “different” for purposes of orphan drug exclusivity. The draft guidance notes that if two gene therapy products differ in the genes expressed by the products (“transgenes”) and the vectors used to deliver the transgenes are different, then the two gene therapy products are different and could both be approved for same indication.  However, there is considerable uncertainty as to the interpretation of these guidelines, if adopted to become final.  If there are other, lesser differences in the products, FDA would make a case-by-case determination as how to apply orphan exclusivity to the competing product, and it is unclear how such case-by-case determinations would be made. As illustrated by this draft guidance, orphan drug exclusivity as applied to gene therapy products is an evolving area subject to change and interpretation by the FDA and therefore we cannot be certain as to how the FDA will apply those rules to our products.

The patient population suffering from DMD, LGMDs, CMT 1A and MPS IIIA is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected.

DMD, LGMD, CMT 1A and MPS IIIA are rare, fatal genetic disorders. DMD affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon 51 skipping and up to 8% are estimated to be amenable to exon 53. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. CMT is a group of peripheral nerve disorders affecting approximately one in every 2,500 individuals. CMT type 1A affects approximately 50,000 patients in the U.S. MPS IIIA affects approximately 1 in 100,000 newborns. Our estimates of the size of these patient populations are based on limited number of published studies as well as internal analyses. Various factors may decrease the market size of our products and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our products and product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 53 and 44), Nippon Shinyaku (notably for exon 53), Daiichi Sankyo (notably for exon 45), Avidity pursuing antibody-oligo conjugates for exons 44, 45, and 51, and Audentes Therapeutics, Inc. (acquired by Astellas Pharma) (notably for exons 2, 51 and 53); (ii) gene therapies that express microdystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences; (iii) CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics and Editas Medicine; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor, BioPhytis, Mallinckrodt, Astellas Pharma, and Tivorsan.  Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.  In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, continued development of one or both of these candidates is possible.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corp., Deciphera Pharmaceuticals, Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen, Moderna Therapeutics, Avidity, Dyne Therapeutics, Stoke Therapeutics, Fulcrum Therapeutics and Sanofi. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), and Editas Medicine.

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

We have entered into multiple collaborations, including with Roche, Nationwide, Lysogene, Lacerta, Duke University, Genethon, StrideBio, University of Florida and Codiak BioSciences, Inc. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or acquisitions, each of which involves numerous risks, including:

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

Even if we achieve the long-term benefits associated with strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term net income (loss). Future licenses or acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the creation of contingent liabilities, impairment of expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. For example, in February 2020, we issued and sold 2,522,227 shares of common stock to Roche Finance in connection with the entry into the collaboration agreement with Roche.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:

•	design and complexity of the study protocol;
•	size of the patient population;
•	eligibility criteria for the study in question;

•	manufacturing of product candidates;
•	perceived risks and benefits of the product candidate under study, including as a result of adverse effects observed in similar or competing therapies;
•	proximity and availability of clinical trial sites for prospective patients;
•	availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	activities of patient advocacy groups;
•	ability to monitor patients adequately during and after treatment; and
•	severity of the disease under investigation.

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

We may not be able to initiate or continue clinical trials if we cannot enroll the required eligible patients per protocol to participate in the clinical trials required by the FDA or the EMA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

In addition, the impact of COVID-19 has caused, and may continue to cause, delays and disruptions in some of our clinical trials.  The response to COVID-19 by healthcare providers can delay site initiation, delay the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent.  In addition, the pandemic may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact the execution of clinical trials.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, in October 2018, Nationwide presented positive results from a Phase 1/2a micro-dystrophin gene therapy clinical trial in four individuals with DMD enrolled in the trial and, in March 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In addition, in February 2019, we announced positive expression and biomarker data from the first three-patient low-dose cohort dosed in the SRP-9003 gene therapy trial to treat LGMD type 2E, or beta-sarcoglycanopathy and, in October 2019, we announced positive nine-month functional data from these three patients.  In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. The data is based on small patient samples and therefore may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

During the FDA review process, we will need to identify success criteria and endpoints such that the FDA will be able to determine the clinical efficacy and safety profile of our product candidates. As we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, such as gene therapy, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Achieving appropriate statistical power may be challenging for some of the ultra-rare genetically defined diseases we are targeting in our programs, especially if the acceptance of descriptive data is not yet established. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent full or accelerated regulatory approval.

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

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, particularly gene therapy programs, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years and have been protected with third party patent rights.  Due to the amount of intellectual property in our various fields of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or other third parties or that we will not infringe intellectual property rights of competitors or other third parties granted or created in the future.  Our competitors or other third parties might have obtained, or could obtain in the future, patents that threaten, limit, interfere with or eliminate our ability to make, use and sell our products, product candidates or platform technologies in important commercial markets.

In order to maintain or obtain freedom to operate for our products and product candidates, we may incur significant expenses, including those associated with entering into agreements with third parties that require milestone and royalty payments.  Additionally, if we were to challenge the patent rights of our competitors or otherwise defend against allegations of infringement, misappropriation or related claims, we could incur substantial costs and ultimately might not be successful.

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

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 has led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the potential spread of COVID-19 in such settings. These actions may negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

•

Commercial: The response to COVID-19 by healthcare providers has made it difficult for some patients, especially those dependent on a hospital setting, to receive infusions or initiate treatment with our commercial products. In addition, as a result of the pandemic, some patients may choose to delay or stop treatment to avoid a visit to a hospital or a visit of a third party in their homes to minimize the risk of infection. The impact of COVID-19 may also result in delays in processing reauthorizations and modifications to program benefits by insurers, making it difficult for patients to obtain or maintain favorable coverage decisions for our products. In addition, the increase in unemployment due to the pandemic has resulted in decreased insurance coverage for many individuals. These challenges may continue for the duration of the COVID-19 pandemic, which is uncertain, and are expected to reduce our revenue and cash flows.

•

Clinical trials: The impact of COVID-19 has caused, and may continue to cause, delays and disruptions to some of our clinical trials and missing data could undermine data integrity and probability of success. The response to COVID-19 by healthcare providers is expected to delay site initiation, delay the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. In addition, as COVID-19 continues to spread, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) have been implemented in many countries, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, which may negatively impact the execution of clinical trials. Significant delays or disruptions to our clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, obtain or maintain regulatory approvals, or commercialize our product candidates.

•	Manufacturing: A significant outbreak at one of our partner sites could lead to delays in the manufacturing of our products and product candidates.

•

Operations: On March 13, 2020, to protect the health of our employees and their families, and our communities, and in accordance with direction from state and local government authorities, we instituted mandatory work-from-home for all employees and contingent workers other than those who are facility-dependent.  Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, remote working could increase our cyber security risk. General protective measures put into place at various governmental levels, including quarantines, travel restrictions and business shutdowns, may also negatively affect our operations. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, including due to an outbreak in a facility, we risk a delay, default and/or nonperformance under existing agreements.

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

On June 26, 2020, Sandesh Mahatme informed the Company of his resignation from his positions as the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, effective as of July 10, 2020. We have begun a search for a Chief Financial Officer to replace Mr. Mahatme. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

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

We incurred an operating loss of $256.4 million for the six months ended June 30, 2020. Our accumulated deficit was $2.5 billion as of June 30, 2020. Although we currently have two commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of June 30, 2020, there were approximately 78.4 million shares of common stock outstanding and outstanding awards to purchase 10.0 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2020, there were approximately 5.6 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.5 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.5 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/2020

10.1	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan.	8-K	001-14895	10.1	6/8/2020

10.2	Separation Agreement and General Release between Sandesh Mahatme and Sarepta Therapeutics, Inc.					X

31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Interim Principal Financial and Accounting Officer, Joseph Bratica, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Interim Principal Financial and Accounting Officer , Joseph Bratica, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 5, 2020	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ JOSEPH BRATICA
Joseph Bratica
Vice President, Corporate Controller (Interim Principal Financial and Accounting Officer)