Form 10-Q
period 2020-09-30
Sarepta Therapeutics, Inc.
filed 2020-11-05
CIK 873303

Risks

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	78,913,045
(Class)	(Outstanding as of October 30, 2020)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of September 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,474,637	$835,080
Short-term investments	341,467	289,668
Accounts receivable	121,827	90,879
Inventory	220,118	171,379
Other current assets	164,624	81,907
Total current assets	2,322,673	1,468,913
Property and equipment, net	171,715	129,620
Intangible assets, net	13,344	12,497
Right of use assets	71,085	37,933
Other non-current assets	201,847	173,859
Total assets	$2,780,664	$1,822,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,528	$68,094
Accrued expenses	199,063	185,527
Deferred revenue, current portion	89,244	3,303
Other current liabilities	15,553	7,843
Total current liabilities	378,388	264,767
Long-term debt	700,470	681,900
Lease liabilities	68,229	47,720
Deferred revenue, net of current portion	685,982	—
Contingent consideration	50,500	5,200
Other non-current liabilities	5,048	5,048
Total liabilities	1,888,617	1,004,635
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 78,789,760 and 75,184,863 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	3,550,857	3,112,130
Accumulated other comprehensive (loss) income, net of tax	(6)	50
Accumulated deficit	(2,658,812)	(2,294,001)
Total stockholders’ equity	892,047	818,187
Total liabilities and stockholders’ equity	$2,780,664	$1,822,822

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Products, net	$121,429	$99,041	$333,221	$280,720
Collaboration	22,495	—	61,740	—
Total revenues	143,924	99,041	394,961	280,720
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	15,015	13,037	40,978	41,019
Research and development	190,438	133,949	515,104	337,768
Selling, general and administrative	75,373	75,429	231,829	203,388
Acquired in-process research and development	—	—	—	173,240
Amortization of in-licensed rights	166	216	497	649
Total cost and expenses	280,992	222,631	788,408	756,064
Operating loss	(137,068)	(123,590)	(393,447)	(475,344)
Other (loss) income:
Gain from sale of Priority Review Voucher	—	—	108,069	—
Loss on contingent consideration	(45,000)	—	(45,000)	—
Other expense, net	(14,335)	(2,510)	(34,202)	(3,544)
Total other (loss) income	(59,335)	(2,510)	28,867	(3,544)

Loss before income tax expense	(196,403)	(126,100)	(364,580)	(478,888)
Income tax expense	96	226	231	484
Net loss	(196,499)	(126,326)	(364,811)	(479,372)

Other comprehensive (loss) income:
Unrealized (losses) gains on investments, net of tax	(12)	(7)	(56)	174
Total other comprehensive (loss) income	(12)	(7)	(56)	174
Comprehensive loss	$(196,511)	$(126,333)	$(364,867)	$(479,198)

Net loss per share - basic and diluted	$(2.50)	$(1.70)	$(4.70)	$(6.54)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	78,501	74,177	77,637	73,298

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	75,185	$8	$3,112,130	$50	$(2,294,001)	$818,187
Exercise of options for common stock	97	—	3,687	—	—	3,687
Vest of restricted stock units	98	—	—	—	—	—
Issuance of common stock to Roche, net of issuance costs	2,522	—	312,053	—	—	312,053
Issuance of common stock under employee stock purchase plan	56	—	3,795	—	—	3,795
Stock-based compensation	—	—	24,024	—	—	24,024
Unrealized gains from available-for-sale securities, net of tax	—	—	—	574	—	574
Net loss	—	—	—	—	(17,492)	(17,492)
Balance at March 31, 2020	77,958	$8	$3,455,689	$624	$(2,311,493)	$1,144,828
Exercise of options for common stock	449	—	21,860	—	—	21,860
Vest of restricted stock units, net of cancellations	25	—	—	—	—	—
Stock-based compensation	—	—	27,616	—	—	27,616
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(618)	—	(618)
Net loss	—	—	—	—	(150,820)	(150,820)
Balance at June 30, 2020	78,432	$8	$3,505,165	$6	$(2,462,313)	$1,042,866
Exercise of options for common stock	292	—	15,119	—	—	15,119
Vest of restricted stock units, net of cancellations	20	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	46	—	3,670	—	—	3,670
Stock-based compensation	—	—	26,903	—	—	26,903
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(196,499)	(196,499)
Balance at September 30, 2020	78,790	$8	$3,550,857	$(6)	$(2,658,812)	$892,047

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	71,072	$7	$2,611,294	$(99)	$(1,578,926)	$1,032,276
Exercise of options for common stock	382	—	9,973	—	—	9,973
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	35	—	—	—	—	—
Shares withheld for taxes	(7)	—	(889)	—	—	(889)
Issuance of common stock for cash, net of offering costs	2,604	—	365,264	—	—	365,264
Issuance of common stock under employee stock purchase plan	48	—	2,326	—	—	2,326
Stock-based compensation	—	—	16,139	—	—	16,139
Unrealized gains from available-for-sale securities	—	—	—	118	—	118
Net loss	—	—	—	—	(76,643)	(76,643)
Balance at March 31, 2019	74,134	$7	$3,004,107	$19	$(1,655,569)	$1,348,564
Exercise of options for common stock	176	—	7,092	—	—	7,092
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	18	—	—	—	—	—
Issuance of common stock for cash, net of offering costs	—	—	89	—	—	89
Stock-based compensation	—	—	19,762	—	—	19,762
Unrealized gains from available-for-sale securities	—	—	—	63	—	63
Net loss	—	—	—	—	(276,403)	(276,403)
Balance at June 30, 2019	74,328	$7	$3,031,050	$82	$(1,931,972)	$1,099,167
Exercise of options for common stock	166	—	2,428	—	—	2,428
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	1	—	—	—	—	—
Shares withheld for taxes	(34)	—	(3,448)	—	—	(3,448)
Issuance of common stock under employee stock purchase plan	44	—	2,753	—	—	2,753
Stock-based compensation	—	—	20,637	—	—	20,637
Unrealized losses from available-for-sale securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(126,326)	(126,326)
Balance at September 30, 2019	74,505	$7	$3,053,420	$75	$(2,058,298)	$995,204

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(364,811)	$(479,372)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on contingent consideration	45,000	—
Gain from sale of Priority Review Voucher, net of commission	(108,069)	—
Acquired in-process research and development	—	173,240
Depreciation and amortization	19,623	17,853
Reduction in the carrying amounts of the right of use assets	8,749	4,488
Amortization of investment discount	(2,106)	(7,449)
Non-cash interest expense	18,532	15,887
Stock-based compensation	78,543	56,538
Other	75	892
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(30,948)	(18,988)
Net increase in inventory	(48,739)	(40,915)
Net increase in other assets	(114,127)	(94,710)
Net increase in deferred revenue	771,923	—
Net increase in accounts payable, accrued expenses and other liabilities	8,356	79,868
Net cash provided by (used in) operating activities	282,001	(292,668)

Cash flows from investing activities:
Purchase of property and equipment	(53,592)	(42,374)
Proceeds from sale of Priority Review Voucher, net of commission	108,069	—
Purchase of available-for-sale securities	(897,691)	(984,225)
Maturity and sale of available-for-sale securities	847,980	1,470,848
Acquisition of Myonexus Therapeutics, Inc., net of cash acquired	—	(172,556)
Other	(2,596)	(2,048)
Net cash provided by investing activities	2,170	269,645

Cash flows from financing activities:
Proceeds from issuance of common stock to Roche, net of offering costs	312,053	—
Proceeds from sale of common stock, net of offering costs	—	365,353
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	48,131	24,572
Taxes paid related to net share settlement of equity awards	(4,798)	(4,337)
Net cash provided by financing activities	355,386	385,588

Increase in cash, cash equivalents and restricted cash	639,557	362,565

Cash, cash equivalents and restricted cash:
Beginning of period	843,645	370,829
End of period	$1,483,202	$733,394

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,474,637	$724,829
Restricted cash in other assets	8,565	8,565
Total cash, cash equivalents and restricted cash	$1,483,202	$733,394

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,462	$4,275
Supplemental schedule of non-cash investing activities and financing activities:
Lease liabilities arising from obtaining right of use assets	$37,647	$—
Intangible assets and property and equipment included in accrued expenses	$8,292	$2,327

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

As of September 30, 2020, the Company had approximately $1,825.7 million of cash, cash equivalents and investments, consisting of $1,474.6 million of cash and cash equivalents, $341.5 million of short-term investments, and $9.6 million of long-term restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), reflect the accounts of Sarepta and its wholly-owned subsidiaries. All intercompany transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases.

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on February 26, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2020, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 45 and 150 days. Three individual customers accounted for 47%, 38% and 10% of net product revenues for the three months ended September 30, 2020 and 47%, 39% and 11% of net product revenues for the nine months ended September 30, 2020. Three individual customers accounted for 43%, 40% and 11% of net product revenues for the three months ended September 30, 2019 and 42%, 41% and 13% of net product revenues for the nine months ended September 30, 2019. Three individual customers accounted for 42%, 42% and 10% of accounts receivable from product sales as of September 30, 2020 and 45%, 37% and 11% of accounts receivable from product sales as of December 31, 2019. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. As of September 30, 2020, the Company believes that such customers are of high credit quality.

As of September 30, 2020, the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

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

Leases

In accordance with ASC 842, Leases (“ASC 842”), components of a lease should be bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified must then be allocated based on the relative standalone price to the lease and non-lease components. However, ASC 842 provides entities with a practical expedient that allows an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, entities would account for each lease component and the related non-lease component together as a single component. For new and amended real estate leases beginning after January 1, 2019, the Company elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. In contrast, the Company does not apply the practical expedient for embedded leases in manufacturing and supply agreements with certain of its contract manufacturing organizations and has instead allocated contract consideration between the lease and non-lease components based on their relative standalone price.

Contingent Consideration

Certain of the Company’s license and collaboration agreements include future payments that are contingent upon the occurrence of a certain regulatory-related event or events. The Company has concluded that these contingent payments represent embedded derivatives. The Company records a liability for such contingent payments at fair value on the date the agreements are effective. The Company estimates the fair value of contingent consideration derivatives through a valuation model that includes an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. Changes in the fair value of the contingent consideration derivatives can result from changes to one or multiple assumptions, including adjustments to the discount rates, the assumed development timeline and the probability of achievement of certain regulatory milestones. The Company revalues its contingent consideration derivatives upon a material change to one or more of the assumptions discussed above. Changes in the fair value of the Company’s contingent consideration derivatives are recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Discount rates in the Company’s valuation models represent a measure of the credit risk associated with settling the liability. The period over which the Company discounts its contingent obligations is based on the current development stage of the product candidates, the Company’s specific development plan for that product candidate adjusted for the probability of completing the development step and when the contingent payments would be triggered. In estimating the probability of success, the Company utilizes data regarding similar milestone events from several sources, including industry studies and its own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.

There have not been any other material changes to the Company’s accounting policies through September 30, 2020.

Recent Accounting Pronouncements

Not yet adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. This guidance will be effective beginning January 1, 2022 on a prospective basis. As of September 30, 2020, the Company is continuing to evaluate the potential impact this ASU may have on its financial position and results of operations upon adoption.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new guidance will be effective beginning January 1, 2021. As of September 30, 2020, the Company is continuing to evaluate the potential impact this ASU may have on its financial position and results of operations upon adoption.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses for financial instruments measured at amortized cost be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 was effective beginning January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company has no historical write-offs of its accounts receivable and its terms range from 60 to 91 days for sales within the U.S. and 45 and 150 days for the majority of sales outside the U.S. The Company monitors the creditworthiness of its customers and payments such that it can properly assess and respond to changes in the customers’ credit profile or any specific issues. Upon adoption and as of September 30, 2020, the Company believes that such customers are of high credit quality and the expected credit losses are insignificant.

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

The $485.0 million allocated to the material rights associated with the Options was based on their estimated standalone selling prices, determined using an income approach of projected incremental discounted cash flows from each Option. The discounted cash flows incorporate the likelihood of success of the individual product candidates and the related commercial opportunity. The value assigned to the individual material rights is reflected as deferred revenue and will not be recognized until an option is either: (i) exercised by Roche, or (ii) expires. If exercised, the value of the material right will be aggregated with the option exercise price and recognized over the applicable performance period. If expired, the related transaction price will be recognized immediately. Through September 30, 2020, no options have been exercised or expired.

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

The Company classifies all revenues recognized under the Roche Agreement as collaboration revenues within the unaudited condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2020, the Company recognized $22.5 million and $61.7 million of collaboration revenue, respectively, the majority of which relates to the Combined Performance Obligation. As of September 30, 2020, the Company has total deferred revenue of $775.2 million associated with the Roche Agreement, of which $89.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the Options was $485.0 million as of September 30, 2020.

The costs associated with co-development activities performed under the Roche Agreement are included in research and development expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and nine months ended September 30, 2020, costs reimbursable by Roche and reflected as a reduction to operating expenses were $16.9 million and $42.2 million, respectively, and $16.9 million is included in accounts receivable as of September 30, 2020.

Research and Option Agreements

During the three and nine months ended September 30, 2020, the Company entered into multiple research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics, with aggregate up-front payments made by the Company of $1.1 million and $13.1 million, respectively, which were recorded as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The agreements generally provide for research services related to preclinical development programs, and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $14.0 million in research milestone payments. Under these agreements, there are $135.5 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the sales of the developed products upon commercialization. As of September 30, 2020, the Company has not exercised any options nor have any research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of September 30, 2020, the Company may be obligated to make up to $3.7 billion in future development, regulatory, commercial and up-front royalty milestone payments associated with its license and collaboration agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of September 30, 2020, which are discussed above. For the three and nine months ended September 30, 2020, the Company recognized up-front, development milestone, and other expenses of $15.4 million and $36.7 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2019, the Company recognized up-front, development milestone, and other expenses of $10.2 million and $25.7 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$624,714	$624,714	$—	$—
Government and government agency bonds	892,614	892,614	—	—
Strategic equity investments	32,769	2,769	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$1,551,098	$1,521,098	$—	$30,000

Liabilities
Contingent consideration	$50,500	$—	$—	$50,500
Total liabilities	$50,500	$—	$—	$50,500

	Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$203,410	$203,410	$—	$—
Government and government agency bonds	809,159	809,159	—	—
Strategic equity investments	31,937	1,937	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$1,045,507	$1,015,507	$—	$30,000

Liabilities
Contingent consideration	$5,200	$—	$—	$5,200
Total liabilities	$5,200	$—	$—	$5,200

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, the Company’s strategic investment in Lysogene S.A. and certificates of deposit. Certain of the government and government agency bonds are publicly traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2020.

The Company’s asset with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”). For more information related to Lacerta, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The fair value of the asset was initially based on a cost approach corroborated by the Black-Scholes option pricing model. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value will be adjusted if Lacerta issues similar or identical equity securities or when there is a triggering event for impairment. There were no changes in the fair value of the Lacerta strategic investment during the nine months ended September 30, 2020.

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relate to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to an academic institution under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone or shorten or lengthen the time required to achieve the milestone would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

There were no transfers between levels 1, 2 and 3 during the three and nine months ended September 30, 2020. The following table represents a roll-forward of the fair value of level 3 financial liabilities:

For the Nine Months Ended September 30, 2020
(in thousands)
Fair value as of December 31, 2019	$5,200
Additions of contingent consideration	300
Changes in estimated fair value	45,000
Fair value as of September 30, 2020	$50,500

An increase of $0.3 million was recorded during the three months ended September 30, 2020 to account for a new contingent consideration liability associated with a new license agreement with an academic institution that meets the definition of a derivative. An increase of $45.0 million was recorded during the three months ended September 30, 2020 to account for the change in fair value of existing contingent consideration liabilities. This change, which is recorded through earnings, was a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the probability of success of the underlying programs, the estimate of the amount of payments to be ultimately made, and the estimate of the year that the payments are expected to be made. As of September 30, 2020, the contingent consideration was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheets.

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

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Money market funds	$624,714	$203,410
Government and government agency bonds	551,147	519,491
Total	$1,175,861	$722,901

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2020 and December 31, 2019 was approximately one and two months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$923,490	$—	$—	$923,490
Government and government agency bonds	892,601	17	(4)	892,614
Total cash, cash equivalents and investments	$1,816,091	$17	$(4)	$1,816,104
As reported:
Cash and cash equivalents	$1,474,639	$2	$(4)	$1,474,637
Short-term investments	341,452	15	—	341,467
Total cash, cash equivalents and investments	$1,816,091	$17	$(4)	$1,816,104

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$315,589	$—	$—	$315,589
Government and government agency bonds	809,090	71	(2)	809,159
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748
As reported:
Cash and cash equivalents	$835,044	$36	$—	$835,080
Short-term investments	289,635	35	(2)	289,668
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748

7. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Product sales receivable, net of discounts and allowances	$104,488	$90,409
Collaboration receivable	16,869	—
Government contract receivable	470	470
Total accounts receivable, net	$121,827	$90,879

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2019	$588	$44,738	$1,506	$4,671	$51,503
Provision	7,137	38,763	4,599	8,046	58,545
Payments/credits	(6,699)	(39,489)	(4,348)	(7,694)	(58,230)
Balance, as of September 30, 2020	$1,026	$44,012	$1,757	$5,023	$51,818

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2018	$1,378	$24,276	$538	$2,318	$28,510
Provision	7,291	32,310	3,541	7,729	50,871
Payments/credits	(7,838)	(22,053)	(3,009)	(5,975)	(38,875)
Balance, as of September 30, 2019	$831	$34,533	$1,070	$4,072	$40,506

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Reduction to accounts receivable	$7,020	$6,254
Component of accrued expenses	44,798	45,249
Total reserves	$51,818	$51,503

8. INVENTORY

The following table summarizes the components of the Company’s inventory for the periods indicated:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Raw materials	$80,135	$82,030
Work in progress	135,430	88,031
Finished goods	4,553	1,318
Total inventory	$220,118	$171,379

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Manufacturing-related deposits and prepaids	$123,895	$54,276
Prepaid clinical and pre-clinical expenses	14,109	8,263
Prepaid insurance	5,532	2,573
Prepaid research expenses	5,392	2,007
Prepaid income tax	5,270	2,114
Prepaid maintenance services	4,136	4,366
Leasehold improvement receivable	3,059	3,059
Other	3,231	5,249
Total other current assets	$164,624	$81,907

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Manufacturing-related deposits and prepaids	$152,632	$122,091
Strategic investments	32,769	31,937
Restricted cash and investments	9,566	9,566
Prepaid clinical expenses	4,248	4,665
Other	2,632	5,600
Total other non-current assets	$201,847	$173,859

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Product revenue related reserves	$44,798	$45,249
Accrued contract manufacturing costs	42,583	27,622
Accrued employee compensation costs	34,535	43,240
Accrued clinical and pre-clinical costs	26,955	18,010
Accrued professional fees	10,508	10,707
Accrued milestone expense	9,388	18,390
Accrued property and equipment	8,055	1,181
Accrued royalties	7,813	6,301
Accrued collaboration cost sharing	6,463	9,000
Accrued interest expense	3,182	1,045
Other	4,783	4,782
Total accrued expenses	$199,063	$185,527

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	97,240	$73.88	152,248	$51.64	1,256,064	$59.08	1,297,747	$72.50
Restricted stock units	49,430	$148.63	78,073	$99.52	592,867	$119.36	483,703	$132.45

Stock-based Compensation Expense

For the three months ended September 30, 2020 and 2019, total stock-based compensation expense was $26.9 million and $20.6 million, respectively. For the nine months ended September 30, 2020 and 2019, total stock-based compensation expense was $78.5 million and $56.5 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$10,645	$6,972	$31,034	$18,982
Selling, general and administrative	16,258	13,665	47,509	37,556
Total stock-based compensation expense	$26,903	$20,637	$78,543	$56,538

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	$16,474	$13,941	$49,677	$39,175
Restricted stock awards/units	8,950	5,233	24,047	14,333
Employee stock purchase plan	1,479	1,463	4,819	3,030
Total stock-based compensation expense	$26,903	$20,637	$78,543	$56,538

12. OTHER (LOSS) INCOME

The following table summarizes other (loss) income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest expense	$(13,889)	$(7,518)	$(41,217)	$(22,279)
Interest income	122	1,293	2,899	5,758
Amortization of investment discount	313	4,089	4,276	13,002
Gain from sale of Priority Review Voucher	—	—	108,069	—
Loss on contingent consideration*	(45,000)	—	(45,000)	—
Other expense, net	(881)	(374)	(160)	(25)
Total other (loss) income	$(59,335)	$(2,510)	$28,867	$(3,544)

*

The loss on contingent consideration is related to the fair value adjustment of the regulatory-related contingent payments that are accounted for as derivatives. Please see Note 5. Fair Value Measurements for further details.

13. LEASES

The Company has real estate operating leases in Cambridge, Andover and Burlington, Massachusetts and Dublin and Columbus, Ohio that provide for scheduled annual rent increases throughout each lease’s term. There have been no significant changes to the real estate leases in the nine months ended September 30, 2020. The Company has also identified embedded leases in its manufacturing and supply agreements with Catalent, Inc. (“Catalent”) and Thermo Fisher Scientific, Inc. (“Thermo”). For additional details relating to these two agreements, please read Note 21, Commitments and Contingencies of the Annual Report on Form 10-K for the year ended December 31, 2019. The Company determined that both the Catalent and Thermo agreements contain an embedded lease because the Company controls the use of the facilities and related equipment therein. The Company also determined that it does not control the facilities or related equipment during construction and, thus, the lease does not fall in the scope of “build-to-suit” accounting.

The lease on two of the four dedicated clean room suites at Catalent and four of the eight dedicated clean room suites at Thermo commenced during the first and second quarter of fiscal 2020, respectively, which is when the dedicated clean room suites became available for use by the Company. Accordingly, the fixed and in-substance fixed contract consideration associated with the dedicated clean room suites was allocated to the lease and non-lease components. The lease component was determined based on the estimated standalone price of the leased clean rooms and the associated equipment based on available market and specific cost information. The non-lease component was determined using the residual estimation approach as the standalone price of the gene therapy manufacturing and supply services provided by both Catalent and Thermo is highly variable. Consequently, as of the nine months ended September 30, 2020, the Company had aggregate right of use (“ROU”) assets of $36.3 million and aggregate lease liabilities of $32.2 million relating to the dedicated clean room suites at both Catalent and Thermo. The initial ROU assets and lease liabilities recorded were based on the present value of estimated future payments associated with the lease component of the Catalent and Thermo clean room suites at discount rates of 8.0% and 7.5%, respectively, representing the rate at which the Company could borrow on a collateralized basis the amount of the lease payments in a similar term. The difference between the ROU assets and the lease liabilities results from certain prepayments made to Catalent and Thermo by the Company prior to the commencement of the leases. The weighted average remaining lease term on the leases for the dedicated clean room suites range between 4.3 and 7.2 years. The total lease liability payments are expected to be paid in equal installments through the five-year and eight-year terms of the Catalent and Thermo agreements, respectively.

The leases on the remaining two clean room suites at Catalent and four clean room suites at Thermo have not commenced as of September 30, 2020 because these clean room suites are not yet available for use by the Company. Accordingly, cumulative payments totaling $24.0 million and $47.9 million made to Catalent and Thermo, respectively, relating to the remaining clean room suites which have not become available to the Company have been recorded as other assets in the accompanying unaudited condensed consolidated balance sheets, a portion of which will be considered in the initial measurement of the cost of the ROU asset at the lease commencement date, currently anticipated to occur in the fourth quarter of 2020 for Catalent and the first half of 2021 for Thermo.

For the three and nine months ended September 30, 2020, the Company recorded aggregate operating lease costs of $2.2 million and $5.0 million related to the Catalent and Thermo embedded leases, respectively. For the three and nine months ended September 30, 2020, the Company recorded aggregate variable lease costs of $3.0 million and $7.5 million, respectively. The operating lease costs and variable lease costs of the Thermo and Catalent embedded leases were included in research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

14. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and nine months ended September 30, 2020 and 2019, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net loss	$(196,499)	$(126,326)	$(364,811)	$(479,372)
Weighted-average common shares outstanding - basic	78,501	74,177	77,637	73,298
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	78,501	74,177	77,637	73,298
Net loss per share - basic and diluted	$(2.50)	$(1.70)	$(4.70)	$(6.54)

*

For both the three and nine months ended September 30, 2020 and 2019, stock options, RSAs, RSUs, and ESPP to purchase 9.6 million shares of the Company’s common stock were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as they may be settled in cash or shares at the Company’s option. While the closing price on September 30, 2020 exceeded the conversion price of $73.42, the potential shares issuable under the 2024 Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method. In the period of conversion, the 2024 Notes will have no impact on diluted net earnings (loss) if they are settled in cash and will have an impact on diluted earnings per share if the Notes are settled in shares upon conversion and when the Company is in an income position.

15. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of September 30, 2020 (in thousands)
2020 (October - December)	$185,227
2021	508,797
2022	79,622
2023	58,309
2024	58,309
Thereafter	190,082
Total manufacturing commitments*	$1,080,346

*

Total manufacturing commitments include both Catalent and Thermo Agreements. Related to the embedded leases at Catalent and Thermo that have commenced during the nine months ended September 30, 2020, the Company recorded an ROU asset and a lease liability. Please see Note 13. Leases for further details.

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

On September 15, 2020, REGENXBIO INC. (“RegenX”) and the Trustees of the University of Pennsylvania filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC (together, “Sarepta”), in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of cultured host cell technology to make adeno-associated virus (“AAV”) gene therapy products, including SRP-9001. Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes upon the ‘617 Patent asserted by RegenX. Plaintiffs seek injunctive relief, a judgment of infringement, an unspecified amount of damages that is no less than a reasonable royalty, a judgment of willful infringement, attorneys’ fees and costs, and such other relief as the court deems just and proper. On September 30, 2020, the Court endorsed a stipulation filed by the parties extending Sarepta’s time to respond to the complaint to and including November 6, 2020. On November 4, 2020, Sarepta moved to dismiss the case pursuant to Federal Rule of Civil Procedure 12(b)(6) based on the Safe Harbor provision of non-infringement contained in 35 U.S.C. § 271(e)(1).  We are unable to provide an estimate of possible loss or range of possible loss.

16. SUBSEQUENT EVENT

On December 13, 2019, the Company entered into a loan agreement (the “Loan Agreement”) which provides a term loan (“2019 Term Loan”) of $500.0 million with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP (collectively, the “Lenders”). The 2019 Term Loan has two tranches: A and B, each of which has a loan amount of $250.0 million. On December 20, 2019, Sarepta drew down tranche A of the 2019 Term Loan and has the option of draw down tranche B of the loan no later than December 31, 2020, subject to certain conditions. The 2019 Term Loan matures on December 20, 2023, when the principal amount of the loan will become due.

On September 24, 2020, the Company entered into its first amendment to the Loan Agreement (the “Amendment”). The Amendment increases the aggregate principal amount of the tranche B loan from $250.0 million to $300.0 million. In addition, the Amendment extends the maturity date for the tranche B loan to December 31, 2024 and increases the funding fee payable to each Lender to 2.95%. On November 2, 2020, the Company drew down the $300.0 million tranche B loan.

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
•

estimated timelines and milestones for 2020 and beyond, including the regulatory action date of February 25, 2021 for casimersen, having safety and dosing insights for SRP-5051 in the fourth quarter of 2020, commencing a trial evaluating SRP-9001 using commercial process manufacturing material (Study 103) in the fourth quarter of 2020, releasing results from Study 102 in the first quarter of 2021, completing the production of Good Manufacturing Practices material for SRP-9003 by the end of 2020 and having it available for use in clinical trials in the first quarter of 2021;

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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“DMD”), Limb-girdle muscular dystrophies (“LGMDs”), and other neuromuscular and central nervous system (“CNS”) related disorders.

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

A summary description of our main product candidates, including those in collaboration with our strategic partners, is as follows:

•

Casimersen (SRP-4045) uses our PMO chemistry and exon-skipping technology to skip exon 45 of the DMD gene. Casimersen is designed to bind to exon 45 of dystrophin pre-mRNA, resulting in exclusion, or “skipping”, of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 45 skipping. We are enrolling and dosing patients in ESSENCE (4045-301), our Phase 3 placebo controlled confirmatory trial in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 or 53 skipping using casimersen and golodirsen, respectively. On March 28, 2019, we announced results from our interim analysis of muscle biopsy endpoints comparing casimersen treatment to placebo in the ESSENCE study. In June 2020, we completed the submission of a rolling new drug application (“NDA”) to the FDA seeking accelerated approval for casimersen.  In August 2020, the FDA accepted our NDA and provided a regulatory action date of February 25, 2021.  The FDA indicated it does not currently plan to hold an advisory committee to discuss the application.

•

SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of DMD in patients who are amenable to exon 51 skipping. In 2019, we commenced a multiple ascending dose study for the treatment of DMD with SRP-5051 in patients who are amenable to exon 51 skipping, and we expect to have safety and dosing insights in the fourth quarter of 2020.

•

SRP-9001 (DMD, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but  functional version of dystrophin.  A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated. In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions (Study 102).  We have dosed all 41 participants in that trial and are dosing participants in the crossover phase of the study. We plan to release results from this study in the first quarter of 2021. In addition, we plan to commence a trial evaluating SRP-9001 using commercial process manufactured material (Study 103) in the fourth quarter of 2020.

•

SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have recently dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. We expect to complete the production of Good Manufacturing Practices (“GMP”) material for SRP-9003 by the end of 2020 and have it available for use in clinical trials in the first quarter of 2021.

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

Our pipeline includes more than 40 programs in various stages of pre-clinical and clinical development, reflecting our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

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

For our commercial DMD program, we have worked with our existing manufacturers to scale-up our process and increase our capacity. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill these requirements, and are capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with, additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific, Inc., formerly Brammer Bio MA, LLC (“Thermo”), Catalent, Inc., formerly Paragon Bioservices, Inc. (“Catalent”), and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing capacity for our micro-dystrophin DMD gene therapy and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 micro-dystrophin DMD gene therapy program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as CMT, MPS IIIA and other neuromuscular and CNS related disorders.

Manufacturers and suppliers of our commercial products and product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Cash, Cash Equivalents and Investments

As of September 30, 2020, we had approximately $1,825.7 million of cash, cash equivalents and investments, consisting of $1,474.6 million of cash and cash equivalents, $341.5 of short-term investments, and $9.6 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Clinical Trials: With respect to our active gene therapy trials, all dosing for the 48-week analysis in our placebo controlled, double blinded study to evaluate the safety and efficacy of SRP-9001 (Study 102) and in our high-dose arm for SRP-9003 to treat LGMD2E has occurred and we are working within the FDA guidance on clinical trial conduct during the pandemic. For trials that involve weekly or monthly dosing, we have adapted protocols, where needed, to allow for virtual interactions, where possible, while remaining compliant with Good Clinical Practice and continuing to advance these investigational treatments. The recent responses to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of trials, site initiation, the completion of trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. We are implementing certain technology in an attempt to mitigate this risk in the event of subsequent outbreaks.

Operations: We are operating under guidance from federal agencies, including the FDA and Centers for Disease Control and Prevention (“CDC”), which designate healthcare companies as “critical infrastructure” with a special responsibility to maintain normal work schedules. Our partners and suppliers share these special responsibilities to maintain operations and ensure the integrity of the supply chain. To protect the health of our employees, their families, and our communities, and in accordance with direction from state and local government authorities, we have taken precautionary measures, including the institution of mandatory work-from-home for all employees and contingent workers, other than those who are facility-dependent. To date, our remote working arrangements have not impacted our ability to maintain critical business operations. Facility-dependent employees, including those needed to maintain manufacturing and clinical research, are reporting to work under strict protocols designed to help those employees remain healthy.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
	2020	2019	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$121,429	$99,041	$22,388	23%
Collaboration	22,495	—	22,495	NM*
Total revenues	143,924	99,041	44,883	45%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	15,015	13,037	1,978	15%
Research and development	190,438	133,949	56,489	42%
Selling, general and administrative	75,373	75,429	(56)	(—)%
Amortization of in-licensed rights	166	216	(50)	(23)%
Total cost and expenses	280,992	222,631	58,361	26%
Operating loss	(137,068)	(123,590)	(13,478)	11%
Other loss:
Loss on contingent consideration	(45,000)	—	(45,000)	NM*
Other expense, net	(14,335)	(2,510)	(11,825)	NM*
Total other loss	(59,335)	(2,510)	(56,825)	NM*

Loss before income tax expense	(196,403)	(126,100)	(70,303)	56%
Income tax expense	96	226	(130)	(58)%
Net loss	$(196,499)	$(126,326)	$(70,173)	56%

Net loss per share - basic and diluted	$(2.50)	$(1.70)	$(0.80)	47%

	For the Nine Months Ended September 30,
	2020	2019	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$333,221	$280,720	$52,501	19%
Collaboration	61,740	—	61,740	NM*
Total revenues	394,961	280,720	114,241	41%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	40,978	41,019	(41)	(—)%
Research and development	515,104	337,768	177,336	53%
Selling, general and administrative	231,829	203,388	28,441	14%
Acquired in-process research and development	—	173,240	(173,240)	(100)%
Amortization of in-licensed rights	497	649	(152)	(23)%
Total cost and expenses	788,408	756,064	32,344	4%
Operating loss	(393,447)	(475,344)	81,897	(17)%
Other income (loss):
Gain from sale of Priority Review Voucher	108,069	—	108,069	NM*
Loss on contingent consideration	(45,000)	—	(45,000)	NM*
Other expense, net	(34,202)	(3,544)	(30,658)	NM*
Total other income (loss)	28,867	(3,544)	32,411	NM*

Loss before income tax expense	(364,580)	(478,888)	114,308	(24)%
Income tax expense	231	484	(253)	(52)%
Net loss	$(364,811)	$(479,372)	$114,561	(24)%

Net loss per share - basic and diluted	$(4.70)	$(6.54)	$1.84	(28)%

*	NM = Not Meaningful

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

Net product revenues for our products for the three and nine months ended September 30, 2020 increased by $22.4 million and $52.5 million, respectively, compared with the three and nine months ended September 30, 2019. These increases primarily reflect increasing demand for our products in the U.S.

Collaboration revenue relates to our collaboration arrangement with Roche. In February 2020, we received an aggregate of approximately $1.2 billion in cash consideration from Roche, consisting of an up-front payment and an equity investment in our company. Of that amount, $348.7 million is being recognized as revenue on a straight-line basis over the performance period, estimated to be through the fourth quarter of 2023. For the three and nine months ended September 30, 2020, we recognized $22.5 million and $61.7 million of collaboration revenue, respectively. For more information, please read Note 3, Collaboration and License Agreements.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51 and VYONDYS 53 by the FDA in September 2016 and December 2019, respectively, we expensed such manufacturing and material costs as research and development expenses. For VYONDYS 53 sold in the three and nine months ended September 30, 2020, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For EXONDYS 51 sold in the three and nine months ended September 30, 2020 and 2019, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $19.3 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes the components of our cost of sales for each of the periods indicated:

	For the Three Months Ended September 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$7,202	$6,687	$515	8%
Royalty payments	7,813	6,350	1,463	23%
Total cost of sales	$15,015	$13,037	$1,978	15%

The cost of sales for the three months ended September 30, 2020 increased by $2.0 million, or 15%, compared with the same period in 2019. The increase was primarily driven by the following:

•

$0.5 million increase in inventory costs related to products sold primarily as a result of increasing demand for our products, partially offset by the write-offs of certain batches of EXONDYS 51 not meeting our quality specifications for the three months ended September 30, 2019, with no similar activity for the three months ended September 30, 2020; and

•	$1.5 million increase in royalty payments to BioMarin and UWA reflects increasing demand for our products.

	For the Nine Months Ended September 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$19,711	$24,396	$(4,685)	(19)%
Royalty payments	21,267	16,623	4,644	28%
Total cost of sales	$40,978	$41,019	$(41)	(—)%

The cost of sales for the nine months ended September 30, 2020 remained relatively consistent when compared with the same period in 2019. The changes were primarily driven by the following:

•

$4.7 million decrease in inventory costs related to products sold primarily as a result of the write-offs of certain batches of EXONDYS 51 not meeting our quality specifications for the nine months ended September 30, 2019, with no similar activity for the nine months ended September 30, 2020, partially offset by increasing demand for our products; and

•	$4.6 million increase in royalty payments to BioMarin and UWA reflects increasing demand for our products.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$71,451	$23,439	$48,012	205%
Other gene therapies	27,256	12,671	14,585	115%
Up-front, milestone, and other expenses	15,375	12,146	3,229	27%
Eteplirsen (exon 51)	10,766	12,703	(1,937)	(15)%
Golodirsen (exon 53)	7,021	5,956	1,065	18%
Casimersen (exon 45)	6,710	8,343	(1,633)	(20)%
PPMO platform	6,683	4,575	2,108	46%
Collaboration cost-sharing	5,615	—	5,615	NM*
Other projects	915	323	592	183%
Internal research and development expenses	55,303	53,793	1,510	3%
Roche collaboration reimbursement	(16,657)	—	(16,657)	NM*
Total research and development expenses	$190,438	$133,949	$56,489	42%

	For the Nine Months Ended September 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$175,799	$60,885	$114,914	189%
Other gene therapies	72,389	15,409	56,980	NM*
Casimersen (exon 45)	40,516	21,237	19,279	91%
Up-front, milestone, and other expenses	36,658	28,346	8,312	29%
Golodirsen (exon 53)	28,093	17,012	11,081	65%
Eteplirsen (exon 51)	22,901	30,392	(7,491)	(25)%
PPMO platform	17,710	14,018	3,692	26%
Collaboration cost-sharing	9,924	416	9,508	NM*
Other projects	3,706	3,123	583	18%
Internal research and development expenses	149,261	146,930	2,331	1%
Roche collaboration reimbursement	(41,853)	—	(41,853)	NM*
Total research and development expenses	$515,104	$337,768	$177,336	53%

*	NM = Not Meaningful

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$89,165	$46,633	$42,532	91%
Clinical expenses	29,547	18,369	11,178	61%
Compensation and other personnel expenses	26,053	21,808	4,245	19%
Up-front, milestone, and other expenses	15,375	12,146	3,229	27%
Facility- and technology-related expenses	14,328	12,104	2,224	18%
Stock-based compensation	10,645	6,972	3,673	53%
Collaboration cost-sharing	5,615	—	5,615	NM*
Professional services	4,546	6,656	(2,110)	(32)%
Pre-clinical expenses	2,819	1,812	1,007	56%
Research and other	9,002	7,449	1,553	21%
Roche collaboration reimbursement	(16,657)	—	(16,657)	NM*
Total research and development expenses	$190,438	$133,949	$56,489	42%

*	NM = Not Meaningful

Research and development expenses for the three months ended September 30, 2020 increased by $56.5 million, or 42%, compared with the three months ended September 30, 2019. The increase was primarily driven by the following:

•	$42.5 million increase in manufacturing expenses primarily due to a continuing ramp-up of our gene therapy programs;
•	$11.2 million increase in clinical trial expenses primarily due to increased patient enrollment for our ESSENCE program as well as certain start-up activities for our micro-dystrophin program;
•	$4.2 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•

$3.2 million increase in up-front, milestone and other expenses primarily due to $15.1 million of up-front payments as a result of the execution of certain research, option, and license agreements during the third quarter of 2020, offset primarily by $10.0 million of similar activity during the third quarter of 2019;

•	$2.2 million increase in facility- and technology-related expenses due to our continuing global expansion efforts;
•	$3.7 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$5.6 million increase in collaboration cost sharing with Genethon on its micro-dystrophin drug candidates and Lysogene on its MPS IIIA drug candidate;
•	$2.1 million decrease in professional service expenses primarily due to a decrease in reliance on third-party research and development contractors as a result of an increase in hiring and headcount;
•

$1.0 million increase in pre-clinical expenses primarily due to an increase of toxicology studies in our gene therapy platforms during the third quarter of 2020, offset by the completion of certain toxicology studies in our PPMO platform; and

•	$16.7 million offset to expense incurred in the third quarter of 2020 associated with a collaboration reimbursement from Roche.

	For the Nine Months Ended September 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$254,561	$88,747	$165,814	187%
Compensation and other personnel expenses	78,778	63,527	15,251	24%
Clinical expenses	64,297	58,026	6,271	11%
Facility- and technology-related expenses	40,462	34,216	6,246	18%
Up-front, milestone, and other expenses	36,658	28,346	8,312	29%
Stock-based compensation	31,034	18,982	12,052	63%
Professional services	13,060	16,292	(3,232)	(20)%
Collaboration cost-sharing	9,924	416	9,508	NM*
Pre-clinical expenses	6,047	9,826	(3,779)	(38)%
Research and other	22,136	19,390	2,746	14%
Roche collaboration reimbursement	(41,853)	—	(41,853)	NM*
Total research and development expenses	$515,104	$337,768	$177,336	53%

*	NM = Not Meaningful

Research and development expenses for the nine months ended September 30, 2020 increased by $177.3 million, or 53%, compared with the nine months ended September 30, 2019. The increase was primarily driven by the following:

•	$165.8 million increase in manufacturing expenses primarily due to a continuing ramp-up of our gene therapy programs;
•	$15.3 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$6.3 million increase in clinical trial expenses primarily due to increased patient enrollment for our ESSENCE program as well as certain start-up activities for our micro-dystrophin program;
•	$6.2 million increase in facility- and technology-related expenses due to our continuing global expansion efforts;
•

$8.3 million increase in up-front, milestone and other expenses primarily due to $9.3 million of milestone expense related to payments accrued to an academic institution and $27.1 million of up-front payments as a result of the execution of certain research, option and license agreements during the nine months ended September 30, 2020, offset primarily by $25.5 million of up-front payments as a result of license agreements executed during the same period of 2019;

•	$12.1 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$3.2 million decrease in professional service expenses primarily due to a decrease in reliance on third-party research and development contractors as a result of an increase in hiring and headcount;
•	$9.5 million increase in collaboration cost sharing with Genethon on its micro-dystrophin drug candidates and Lysogene on its MPS IIIA drug candidate;
•

$3.8 million decrease in pre-clinical expenses primarily due to completion of certain toxicology studies in our PPMO platform, offset by an increase of toxicology studies in our gene therapy platforms;

•	$2.7 million increase in research and other primarily driven by an increase in sponsored research with academic institutions during the nine months ended September 30, 2020; and
•	$41.9 million offset to expense associated with a collaboration reimbursement from Roche during the nine months ended September 30, 2020.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$26,578	$26,992	$(414)	(2)%
Professional services	22,732	25,713	(2,981)	(12)%
Stock-based compensation	16,258	13,665	2,593	19%
Facility- and technology-related expenses	7,296	7,167	129	2%
Roche collaboration reimbursement	(223)	—	(223)	NM*
Other	2,732	1,892	840	44%
Total selling, general and administrative expenses	$75,373	$75,429	$(56)	(—)%

*	NM = Not Meaningful

Selling, general and administrative expenses for the three months ended September 30, 2020 remained relatively consistent when compared with the three months ended September 30, 2019. The changes were primarily driven by the following:

•	$3.0 million decrease in professional services primarily due to a decrease in reliance on third-party contractors as a result of an increase in hiring and headcount; and
•	$2.6 million increase in stock-based compensation primarily due to increases in headcount and stock price.

	For the Nine Months Ended September 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$80,294	$77,476	$2,818	4%
Professional services	74,518	63,193	11,325	18%
Stock-based compensation	47,509	37,556	9,953	27%
Facility- and technology-related expenses	21,532	20,216	1,316	7%
Roche collaboration reimbursement	(382)	—	(382)	NM*
Other	8,358	4,947	3,411	69%
Total selling, general and administrative expenses	$231,829	$203,388	$28,441	14%

*	NM = Not Meaningful

Selling, general and administrative expenses for the nine months ended September 30, 2020 increased by $28.4 million, or 14%, compared with the nine months ended September 30, 2019. This was primarily driven by the following:

•	$2.8 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$11.3 million increase in professional services primarily due to a transaction fee for the Roche transaction;
•	$10.0 million increase in stock-based compensation primarily due to increases in headcount and stock price; and
•	$1.3 million increase in facility- and technology-related expense primarily due to continuing global expansion.

Acquired In-process Research and Development

As a result of the Myonexus acquisition, we recorded acquired in-process research and development expense of approximately $173.2 million during the nine months ended September 30, 2019. There was no such transaction during the nine months ended September 30, 2020.

Amortization of In-licensed Rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of approximately $6.6 million in 2017 as a result of the settlement and license agreements with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016 and VYONDYS 53 in December 2019, we recorded an in-licensed right asset of $1.0 million and $0.5 million, respectively, related to the license agreement with UWA. Each in-licensed right is being amortized on a straight-line basis over the life of the patent from the first commercial sale of each product. For both the three months ended September 30, 2020 and 2019, we recorded amortization of in-licensed rights of approximately $0.2 million. For the nine months ended September 30, 2020 and 2019, we recorded amortization of in-licensed rights of approximately $0.5 million and $0.6 million, respectively.

Gain from sale of Priority Review Voucher

In February 2020, we entered into an agreement with Vifor (International) Ltd. to sell the rare pediatric disease Priority Review Voucher (“PRV”) we received from the FDA in connection with the approval of VYONDYS 53. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, we completed our sale of the PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale. There was no similar activity during the nine months ended September 30, 2019.

Loss on contingent consideration

The loss on contingent consideration relates to the fair value adjustment of the Company’s contingent consideration derivative liability related to regulatory-related contingent payments to Myonexus selling shareholders as well as to an academic institution under separate license agreements that meet the definition of a derivative. During the three months ended September 30, 2020, the Company recognized $45.0 million of expense to adjust the fair value of the contingent consideration. There was no similar activity during the three or nine months ended September 30, 2019. For further information on our contingent considerations, please read Note 5, Fair Value Measurements.

Other expense, net

Other expense, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment discount, and unrealized gain or loss from our investment in Lysogene. Our cash equivalents and investments consist of money market funds, government and government agency debt securities, and certificates of deposit. Interest expense includes interest accrued on our convertible notes and term loan.

For the three and nine months ended September 30, 2020, other expense, net increased by approximately $11.8 million and $30.7 million compared with the three and nine months ended September 30, 2019, respectively. The increase primarily reflected the interest expense on our debt facility entered into in December 2019 as well as a decrease in interest income and the amortization of investment discounts due to the investment mix of the Company’s investment portfolio.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2020 was approximately $0.1 million and $0.2 million, respectively. Income tax expense for the three and nine months ended September 30, 2019 was approximately $0.2 million and $0.5 million, respectively. Income tax expense for all periods presented relate to state taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2020	As of December 31, 2019	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,474,637	$835,080	$639,557	77%
Short-term investments	341,467	289,668	51,799	18%
Restricted cash and investments	9,566	9,566	—	(—)%
Total cash, cash equivalents and investments	$1,825,670	$1,134,314	$691,356	61%

Borrowings:
Term loan	$241,575	$240,004	$1,571	1%
Convertible debt	458,895	441,896	16,999	4%
Total borrowings	$700,470	$681,900	$18,570	3%

Working capital
Current assets	$2,322,673	$1,468,913	$853,760	58%
Current liabilities	378,388	264,767	113,621	43%
Total working capital	$1,944,285	$1,204,146	$740,139	61%

For the period ended December 31, 2019, our principal sources of liquidity were derived from proceeds from product sales of EXONDYS 51 and debt and equity financings. For the period ended September 30, 2020, our principal sources of liquidity were primarily derived from our collaboration arrangement with Roche, net proceeds from sale of the PRV and product sales of our products. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The increase in our working capital primarily resulted from cash received from Roche offset by overall use of cash in operating activities. For more information for the Roche transaction, please read Note 3, License and Collaboration Agreements.

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

Cash Flows

	For the Nine Months Ended
	September 30,
	2020	2019	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$282,001	$(292,668)	$574,669	(196)%
Investing activities	2,170	269,645	(267,475)	(99)%
Financing activities	355,386	385,588	(30,202)	(8)%
Increase in cash and cash equivalents	$639,557	$362,565	$276,992	76%

Operating Activities.

Cash provided by operating activities was $282.0 million for the nine months ended September 30, 2020. Cash used in operating activities for the nine months ended September 30, 2019 was $292.7 million. The favorable change was primarily driven by the following items that were adjustments to net loss:

•	$771.9 million net increase in deferred revenue primarily as a result of the collaboration arrangement with Roche; and
•	$80.2 million net increase in non-cash adjustments.

The increases were partially offset by:

•

$166.7 million increase in net loss, excluding acquired in-process research and development expense, and the gain from the sale of the PRV, primarily driven by increases in research and development expense and selling, general, and administrative expense, offset by increases in net product revenues and collaboration revenue; and

•	$110.7 million net increase in use of operating assets and liabilities, excluding deferred revenue.

Investing Activities.

Cash provided by investing activities decreased by $267.5 million for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, primarily driven by the following:

•	$622.9 million decrease in proceeds from the sale or maturity of available-for-sale securities during the nine months ended September 30, 2020; and
•	$11.2 million increase in purchase of property and equipment during the nine months ended September 30, 2020.

The decreases were partially offset by:

•	$172.6 million decrease in net payments as a result of the acquisition of Myonexus during the nine months ended September 30, 2019;
•	$108.1 million increase in net proceeds from the sale of the PRV during the nine months ended September 30, 2020; and
•	$86.5 million decrease in purchase of available-for-sale securities during the nine months ended September 30, 2020.

Financing Activities.

Cash provided by financing activities decreased by $30.2 million for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, primarily driven by the following:

•	$365.4 million decrease in net proceeds from the sale of common stock.

The decreases were partially offset by:

•	$312.1 million increase in net proceeds from the issuance of common stock to Roche; and
•	$23.6 million increase in proceeds from the exercise of options and the purchase of stock under our Employee Stock Purchase Program.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2020:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations (1)	$924,678	$30,095	$60,190	$834,393	$—
Lease obligations (2)	61,291	13,524	23,766	23,144	857
Manufacturing obligations (3)	1,080,346	602,187	215,190	113,618	149,351
Total contractual obligations and contingencies	$2,066,315	$645,806	$299,146	$971,155	$150,208

(1)	Interest is included.
(2)	Lease obligations only include real estate leases. The leases embedded in certain supply agreements are included in the manufacturing obligations.
(3)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51 and VYONDYS 53, and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $3.7 billion of future development, regulatory, commercial and up-front royalty milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of September 30, 2020, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of September 30, 2020, we had approximately $1,825.7 million of cash, cash equivalents and investments, comprised of $1,474.6 million of cash and cash equivalents, $341.5 million of short-term investments and $9.6 million long-term restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2020, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2020, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

•

our ability to timely comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of our products and acceptance of the same by the FDA and medical community since continued approval may be contingent upon verification of a clinical benefit in confirmatory trials;

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Drug product manufacturers are required to continuously monitor and report adverse events from clinical trials and commercial use of the product. If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may require labeling changes, implementation of risk evaluation and mitigation strategy program, or additional post-marketing studies or clinical trials.  If we or a regulatory agency discover previously unknown problems with a product, such as problems with a facility where the API or drug product is manufactured or tested, a regulatory agency may impose restrictions on that product and/or the manufacturer, including removal of specific product lots from the market, withdrawal of the product from the market, suspension of manufacturing or suspension of clinical trials using the same manufacturing materials. Sponsors of drugs approved under FDA accelerated approval provisions also are required to submit to the FDA, at least 30 days before initial use, all promotional materials intended for use after the first 120 days following marketing approval. If we or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, we may face risks with maintaining regulatory exclusivities for our products, and our protection may be circumvented, even if maintained.  For instance, orphan drug exclusivity in the U.S. may be rescinded if (i) an alternative, competing product demonstrates clinical superiority to our product with orphan exclusivity; or (ii) we are unable to assure the availability of sufficient quantities of our orphan products to meet the needs of patients.  Moreover, competitors may receive approval of different drugs or biologics for indications for which our prior approved orphan products have exclusivity.  Orphan drug exclusivity in Europe may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.  Thus, other companies may have received, or could receive, approval to market a product candidate that is granted orphan drug exclusivity for the same drug or similar drug and same orphan indication as any of our

product candidates for which we plan to file an NDA, BLA or MAA.   If that were to happen, our prior approved orphan products may face competition and any pending NDA, BLA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable. For example, in January 2020, the FDA issued a draft guidance to clarify its position on when gene therapy products would be considered the “same” or “different” for purposes of orphan drug exclusivity. The draft guidance notes that if two gene therapy products differ in the genes expressed by the products (“transgenes”) and the vectors used to deliver the transgenes are different, then the two gene therapy products are different and could both be approved for same indication.  However, there is considerable uncertainty as to the interpretation of these guidelines, if adopted to become final.  If there are other, lesser differences in the products, FDA would make a case-by-case determination as how to apply orphan exclusivity to the competing product, and it is unclear how such case-by-case determinations would be made. As illustrated by this draft guidance, orphan drug exclusivity as applied to gene therapy products is an evolving area subject to change and interpretation by the FDA and therefore we cannot be certain as to how the FDA will apply those rules to our products.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi Sankyo (notably for exon 45), Dyne Therapeutics pursuing antibody-oligo conjugates for exons 44, 45, 51, and 53,and Audentes Therapeutics, Inc. (acquired by Astellas Pharma) (notably for exons 2, 51 and 53); (ii) gene therapies that express microdystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences; (iii) CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics and Editas Medicine; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor, BioPhytis, Mallinckrodt, Astellas Pharma, and Tivorsan.  Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.  In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, continued development of one or both of these candidates is possible.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corp., Deciphera Pharmaceuticals, Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen, Moderna Therapeutics, Avidity, Dyne Therapeutics, Stoke Therapeutics, Fulcrum Therapeutics, Ultragenyx and Sanofi. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen Inc., Arrowhead, Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam

Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), and Editas Medicine.

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

Even if we achieve the long-term benefits associated with strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term net income (loss). Future licenses or acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the creation of contingent liabilities, impairment or expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. For example, in February 2020, we issued and sold 2,522,227 shares of common stock to Roche Finance in connection with the entry into the collaboration agreement with Roche.

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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting a marketing application to the regulatory agencies and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results is often delayed or prevented for a number of reasons, including, among others:

•	denial by the regulatory agencies of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold;
•	delays in filing or receiving approvals of additional INDs that may be required;
•	negative results from our ongoing non-clinical trials or clinical trials;
•	challenges in identifying, recruiting, enrolling and retaining patients to participate in clinical trials;
•	timely and effectively contract with (under reasonable terms), manage and work with investigators, institutions, hospitals and the CROs involved in the clinical trial;
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

•	difficulties obtaining institutional review board (“IRB”) approval, and equivalent approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;
•	ensure adherence to trial designs and protocols agreed upon and approved by regulatory authorities and applicable legal and regulatory guidelines;
•	delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;
•	the occurrence of serious adverse events or unexpected drug-related side effects experienced by patients in a clinical trial or unexpected results in ongoing non-clinical trials;
•	delays in validating endpoints utilized in a clinical trial;
•	our inability to have formal meetings with the regulatory agencies or to interact with them on a regular basis;
•

our inability to satisfy the requirements of the regulatory agencies to commence clinical trials, such as developing potency assays and lot release specifications that correlate with the activity or response of the product candidate or other CMC requirements;

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

In addition, the impact of COVID-19 has caused disruptions and may cause delays in some of our clinical trials.  The recent responses to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of clinical trials, site initiation, the completion of clinical trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent.  In addition, the pandemic may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact the execution of clinical trials.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, in October 2018, Nationwide presented results from a Phase 1/2a micro-dystrophin gene therapy clinical trial in four individuals with DMD enrolled in the trial and, in March 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In addition, in February 2019, we announced expression and biomarker data from the first three-patient low-dose cohort dosed in the SRP-9003 gene therapy trial to treat LGMD type 2E, or beta-sarcoglycanopathy and, in October 2019, we announced nine-month functional data from these three patients.  In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. The data is based on small patient samples and therefore may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products.  Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (the “NIH”). The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. For example, on January 28, 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These final guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. At the same time the FDA issued a new draft guidance document describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity. In addition, the FDA can put an IND on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients.

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

We have relied upon, and plan to continue to rely upon, third parties to conduct some aspects of our early stage research and pre-clinical and clinical development with respect to certain of our product candidates, including our follow-on exon-skipping product candidates, PPMO, gene therapy and gene editing product candidates. Our third-party collaborators may not commit sufficient resources or adequately develop our programs for these candidates. If our third-party collaborators fail to commit sufficient resources to any of our product candidates or to carry out their contractual duties or obligations, our programs related to any particular product candidate could be delayed, terminated, or unsuccessful. Furthermore, if we fail to make required payments to these third-party collaborators, including up-front, milestone, reimbursement or royalty payments, or to observe other obligations in our agreements with them, these third parties may not be required to perform their obligations under our respective agreements with them and may have the right to terminate such agreements. In addition, if our strategic partners experience regulatory delays for the development of their clinical product candidates, including clinical holds, our opportunities to commercialize products may be delayed.

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

We may be able to assert that certain activities engaged in by our competitors infringe on our current or future patent rights. To the extent that we enforce our patents, an alleged infringer may deny infringement and/or counter-claim that our patents are not valid, and if successful, could negatively impact our patent estate. We may not be able to successfully defend patents necessary to prevent competitors from commercializing competing product candidates. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage. Defending our patent positions may require significant financial resources and could negatively impact other Company objectives. Even if we successfully enforce our patent rights against a competitor, we may not be able to recover adequate damages or obtain other desired relief.

Under the Hatch-Waxman Act, one or more motivated third parties may file an ANDA, seeking approval of a generic copy of an innovator product approved under the NDA pathway such as our PMO products, or a NDA under Section 505(b)(2), which may be for a new or improved version of the original innovator products. In certain circumstances, motivated third parties may file such an ANDA or NDA under Section 505(b)(2) as early as the so-called “NCE-1” date that is one year before the expiry of the five-year period of New Chemical Entity exclusivity or more generally four years after NDA approval. The third parties are allowed to rely on the safety and efficacy data of the innovator’s product, may not need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. If we are not successful in defending our patents and regulatory exclusivities, we will not derive the expected benefit from them.  As such, a third party could be positioned to market an ANDA or Section 505(b)(2) product that competes with one of our products prior to the expiry of our patents if the third party successfully challenged the validity of our patents protecting the product.

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

•

Clinical trials: The impact of COVID-19 has caused disruptions and may cause delays in some of our clinical trials. Missing data could undermine data integrity and probability of success.  The recent responses to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of trials, site initiation, the completion of trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. In addition, as COVID-19 continues to spread, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) have been implemented in many countries, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, which may negatively impact the execution of clinical trials. Significant delays or disruptions to our clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, obtain or maintain regulatory approvals, or commercialize our product candidates.

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

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals to the federal government for re-disclosure to the public; and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and healthcare providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

On June 26, 2020, Sandesh Mahatme informed the Company of his resignation from his positions as the Company’s Executive Vice President, Chief Financial Officer and Chief Business Officer, effective as of July 10, 2020. On October 22, 2020, we announced the departure of Alexander (Bo) Cumbo, the Company’s Executive Vice President, Chief Commercial Officer. We are conducting a search for a Chief Financial Officer and a Chief Commercial Officer to replace Messrs. Mahatme and Cumbo. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

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

In addition, our international operations are subject to regulation under U.S. law. For example, the Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the healthcare professionals we regularly interact with may meet the FCPA's definition of a foreign government official. Failure to comply with domestic or foreign laws could result in various adverse consequences, including: possible delay in approval or refusal to approve a product, recalls, seizures or withdrawal of an approved product from the market, disruption in the supply or availability of our products or suspension of export or import privileges, the imposition of civil or criminal sanctions, the prosecution of executives overseeing our international operations and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results.

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

Additionally, in June 2016, a majority of United Kingdom (“UK”) voters voted for the UK to exit the EU (Brexit) and, on January 31, 2020, the UK’s withdrawal became effective. A transition period will apply until the end of 2020  during which the pre-Brexit legal regime will continue to apply with the UK and the EU negotiate rules that will apply to their future relationship. The economic effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and any other effects we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Moreover, the COVID-19 pandemic is impacting the global economy, and the U.S. economy in particular, with the potential for any economic downturn to be severe and prolonged.  A severe or prolonged economic downturn as a result of the COVID-19 pandemic could result in a variety of risks to our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all.

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

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017 in the U.S. The TCJA contains significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, limitation of the tax deduction for interest expense, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.

We continue to monitor for legislative developments, issuance of regulations and technical memorandum to provide further clarification and/or interpretations of the TCJA, as modified by the CARES Act

Our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income may be limited as a result of future transactions involving our common stock.

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

We incurred an operating loss of $393.4 million for the nine months ended September 30, 2020. Our accumulated deficit was $2.7 billion as of September 30, 2020. Although we currently have two commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of September 30, 2020, there were approximately 78.8 million shares of common stock outstanding and outstanding awards to purchase 9.5 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2020, there were approximately 5.8 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.5 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.4 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

On December 13, 2019, we entered into a loan agreement (the “Credit Agreement”) with BioPharma Credit PLC, as the collateral agent and a lender (“BioPharma”), and BioPharma Credit Investments V (Master) LP, as a lender (together with BioPharma in its capacity as a lender, and each of their respective successors and assigns at any time party to the Credit Agreement, the “Lenders” and each a “Lender”) that provides for a senior secured term loan facility (the “Loan Facility”) of up to $500.0 million to be funded in two tranches: (i) a Tranche A Loan in an aggregate principal amount of $250.0 million (the “Tranche A Loan”), which was funded on December 20, 2019; and (ii) a Tranche B Loan in an aggregate principal amount of up to $250.0 million (the “Tranche B Loan”, and together with the Tranche A Loan, the “Term Loans”).  We drew the $250.0 million Tranche A Loan in full on December 20, 2019.

On September 24, 2020, we entered into a first amendment to loan agreement (the “Amendment”) which amends the Credit Agreement. The Amendment increases the aggregate principal amount of the Tranche B Loan under the Loan Facility from $250.0 million to $300.0 million.  We have agreed to draw in full if the conditions to funding the Tranche B Loan in the Credit Agreement are satisfied or waived. In addition, the Amendment extends the maturity date for the Tranche B Loan to December 31, 2024 and increases the funding fee payable to each Lender providing a portion of the Tranche B Loan on the date the Tranche B Loan is funded by 120 basis points to 2.95%.  On November 2, 2020, we drew the $300.0 million Tranche B Loan.

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

In 2017, we issued $570.0 million aggregate principal amount of Notes, pursuant to that certain indenture, dated as of November 14, 2019, between us, as issuer, and U.S. Bank National Association, as trustee. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Credit Agreement and the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the term loan under the Credit Agreement, which matures in 2023 and the Notes, which are non-callable and mature in 2024, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1	First Amendment dated September 24, 2020 to Loan Agreement among Sarepta Therapeutics, Inc., BioPharma Credit PLC and BioPharma Credit Investments V (Master) LP dated December 13, 2019					X

31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Interim Principal Financial and Accounting Officer, Joseph Bratica, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Interim Principal Financial and Accounting Officer , Joseph Bratica, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 5, 2020	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ JOSEPH BRATICA
Joseph Bratica
Vice President, Corporate Controller (Interim Principal Financial and Accounting Officer)