Form 10-K
period 2020-12-31
Sarepta Therapeutics, Inc.
filed 2021-03-01
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2020, was approximately $12,575,826,324.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2021 was 79,420,643.

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

FORM 10-K INDEX

-i-

Forward-Looking Information

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements or incorporate by reference forward-looking statements. Statements that are not purely historical are forward-looking statements. Forward-looking statements are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements address expectations, projections of future results of operations or financial condition, or other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	the expected or potential impact of the ongoing COVID-19 pandemic on our business, including our commercial sales, ongoing and planned clinical trials, manufacturing and operations;
•	our belief that our proprietary technology platforms and collaborations can be used to develop novel pharmaceutical products to treat a broad range of diseases;
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
•

estimated timelines and milestones for 2021 and beyond, including announcing results from the next cohort of Part A of Study 5051-201 at 30 mg/kg in the second quarter of 2021, announcing additional results from Part 2 of Study SRP-9001-102 in the first quarter of 2022, reporting biomarker and safety results from Study SRP-9001-103 in the second quarter of 2021, completing GMP runs for SRP-9003 in 2021, and seeking the U.S. Food and Drug Administration (“FDA”) confirmation to initiate our pivotal trial for SRP-9003 in 2021;

•	our plan to expand our pipeline through internal research and development and through strategic transactions;
•	the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for our products in confirmatory trials;
•	our plan to evaluate future engagement with the European Medicines Agency (the “EMA”) on potential next steps for EMA approval of our products;
•	our ability to further secure long-term supply of our commercial products and our product candidates to satisfy our planned commercial, early access programs and clinical needs;
•

the impact of regulations and regulatory decisions by the FDA and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;

•	the possible impact of any competing products on the commercial success of our products and our product candidates and our ability to compete against such products;
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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

•

We are highly dependent on the commercial success of our products in the U.S. We may not be able to meet expectations with respect to sales of our products or attain profitability and positive cash-flow from operations;

•

Even though EXONDYS 51, VYONDYS 53 and AMONDYS 45 have received accelerated approval by the FDA, they face future post-approval development and regulatory requirements, which will present additional challenges we will need to successfully navigate;

•	We are subject to uncertainty relating to reimbursement policies which, if not favorable, could hinder or prevent the commercial success of our products and/or product candidates;
•	Our products may not be widely adopted by patients, payors or healthcare providers, which would adversely impact our potential profitability and future business prospects;
•

We cannot predict whether historical revenues from eteplirsen and golodirsen through our early access program (“EAP”) outside the U.S. will continue or whether we will be able to continue to distribute eteplirsen and golodirsen through our EAP;

•	We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products;
•

We have entered into multiple collaborations, including our collaboration with Roche, and may seek or engage in future collaborations, strategic alliances, acquisitions or licensing agreements that complement or expand our business. We may not be able to complete such transactions, and such transactions, if executed, may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks;

•	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates;
•

Failures or delays in the commencement or completion of ongoing and planned clinical trials of our product candidates negatively impact commercialization efforts; result in increased costs; and delay, prevent or limit our ability to gain regulatory approval of product candidates and to generate revenues and continue our business;

•

Results from pre-clinical and early‑stage clinical trials may not be indicative of efficacy in late‑stage clinical trials, and pre-clinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, which could prevent or significantly delay their regulatory approval;

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent regulatory approval of product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval;

•

If there are significant delays in obtaining or we are unable to obtain or maintain required regulatory approvals, we will not be able to commercialize our product candidates in a timely manner or at all, which could impair our ability to generate sufficient revenue and have a successful business;

•

We are investing significant resources in the development of novel gene therapy product candidates. Only a few gene therapy products have been approved in the U.S. and EU. If we are unable to show the safety and efficacy of these product candidates, experience delays in doing so or are unable to successfully commercialize at least one of these drugs, our business would be materially harmed;

•

Because we are developing product candidates for the treatment of certain diseases in which there is little clinical experience and we are using new endpoints or methodologies, there is increased risk that the FDA, the EMA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze;

•

We may not be able to advance all of our programs, and we may use our financial and human resources to pursue particular programs and fail to capitalize on programs that may be more profitable or for which there is a greater likelihood of success;

•	If we are unable to maintain our agreements with third parties to distribute our products to patients, our results of operations and business could be adversely affected;
•

We rely on third parties to conduct some aspects of our early stage research and pre-clinical and clinical development. The inadequate performance by or loss of any of these third parties could affect the development and commercialization of our product candidate development. The third parties we use in the manufacturing process for our products and product candidates may fail to comply with cGMP regulations;

•

We currently rely on third parties to manufacture our products and to produce our product candidates; our dependence on these parties, including failure on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet commercial, EAP, clinical and pre-clinical product demand may impair the availability of product to successfully support various programs, including research and development and the potential commercialization of our product candidates;

•

Products intended for use in gene therapies are novel, complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization of gene therapy programs, limit the supply of our products or otherwise harm our business;

•

Our success, competitive position and future revenue depend in part on our ability and the abilities of our licensors and other collaborators to obtain, maintain and defend the patent protection for our products, product candidates, and platform technologies, to preserve our trade secrets, and to prevent third parties from infringing on our proprietary rights;

•

The outbreak of COVID-19 has resulted and may continue to result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects;

•	We have incurred operating losses since our inception and we may not achieve or sustain profitability;
•

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations;

•	Our stock price is volatile and may fluctuate due to factors beyond our control;
•	Our revenues and operating results could fluctuate significantly, which may adversely affect our stock price; and
•	Our indebtedness resulting from our credit agreement could adversely affect our financial condition or restrict our future operations.

PART I

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“DMD”), Limb-girdle muscular dystrophies (“LGMDs”) and other neuromuscular and central nervous system (“CNS”) related disorders.

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

Our third commercial product, AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), was granted accelerated approval by the FDA on February 25, 2021. AMONDYS 45 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene.

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

Charcot-Marie-tooth Disease, or CMT is a group of hereditary, degenerative nerve diseases that are caused by mutations in genes that produce proteins involved in the structure and function of either the peripheral nerve axon or the myelin sheath. CMT can cause degeneration of motor skills, resulting in muscle weakness, and limiting patients’ ability to walk or use their hands, and in some cases, can cause degeneration of sensory nerves, resulting in a reduced ability to feel heat, cold, and pain. CMT affects approximately 1 in every 2,500 individuals, while CMT type 1A, which is most often caused by an extra copy of the PMP22 gene, affects approximately 50,000 patients in the U.S. Most patients are diagnosed at infancy, while other patients develop symptoms at adolescence. Currently, there are no available treatment options.

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

VYONDYS 53, our second commercial product, approved by the FDA on December 12, 2019, is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene. VYONDYS 53 has the potential to offer treatment to up to 8% of DMD patients who are amenable to exon 53 skipping.

We are in the process of conducting various VYONDYS 53 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of VYONDYS 53.

AMONDYS 45, our third commercial product, approved by the FDA on February 25, 2021, is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene. AMONDYS 45 has the potential to offer treatment to up to 8% of DMD patients who are amenable to exon 45 skipping.

We are in the process of conducting various AMONDYS 45 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of AMONDYS 45.

For the years ended December 31, 2020, 2019, and 2018, the Company recorded net revenue of $455.9 million, $380.8 million, and $301.0 million, respectively, related to the sale of our products.

Our Pipeline – Key Programs

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

In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, trial for the treatment of DMD using SRP-5051 in patients who are amenable to exon 51 skipping. In 2019, we commenced a multiple ascending dose study for the treatment of DMD with SRP-5051 in patients who are amenable to exon 51 skipping (“Study 5051-201”). In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. We expect to announce results from the next cohort of Part A of Study 5051-201 at 30 mg/kg in the second quarter of 2021.

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

In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated (Study 101). In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented updated results from Study 101 in four individuals with DMD enrolled in the trial. In March 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions (Study 102). We dosed all 41 participants in that trial and have begun dosing participants in the crossover phase of the study. In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of the 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase).  We expect additional results from Part 2 of Study 102 in the first quarter of 2022.

We commenced dosing in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001, and expect to report biomarker and safety results from Study 103 in the second quarter of 2021.

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

A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced two-month biopsy data from the first three-patient cohort dosed in the SRP-9003 trial, and in October 2019, we announced nine-month functional data from these three patients. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. We expect to complete GMP runs for SRP-9003 in 2021.  We also expect to seek FDA confirmation to initiate our pivotal trial in 2021.

The chart below summarizes the status of our programs, including those with our strategic partners:

SAREPTA THERAPEUTICS

Our Pipeline

DISCOVERY | PRE-CLINICAL | CLINICAL | COMMERCIAL

RNA-TARGETED THERAPIES PMO

Program	Indication
EXONDYS 51 (eteplirsen)*	Duchenne
VYONDYS 53 (golodirsen)*	Duchenne
AMONDYS 45 (casimersen)*	Duchenne
Exon 52	Duchenne
Other Exon Targets**	Duchenne

RNA-TARGETED THERAPIES PPMO

Program	Indication
SRP-5051	Duchenne
SRP-5053	Duchenne
SRP-5045	Duchenne
SRP-5052	Duchenne
SRP-5044	Duchenne
SRP-5050	Duchenne

GENE THERAPY

Program	Indication
SRP-9001 Micro-Dystrophin	Duchenne
GALGT2 *Nationwide Children's*	Duchenne
Micro-dystrophin *Genethon*	Duchenne
SRP-9003 (LGMD2E β-sarcoglycan)	LGMD
SRP-9004 (LGMD2D α-sarcoglycan)	LGMD
SRP-9005 (LGMD2C γ-sarcoglycan)	LGMD
SRP-6004 (LGMD2B Dysferlin)	LGMD
SRP-9006 (LGMD2L Anoctamin 5)	LGMD
Calpain 3 (LGMD2A) *Nationwide Children's*	LGMD
Neurotrophin 3 (CMT 1A) *Nationwide Children's*	CMT
LYS-SAF 302 (MPS TYPE IIIA) *Lysogene*	MPS
Cardiomyopathy *University of Florida*	CM
Pompe Disease *Lacerta*	Pompe
CNS *Lacerta*	CNS
Multiple Sclerosis *University of Florida*	MS
Rett Syndrome 1 *University of Massachusetts*	Rett
Rett Syndrome 2 *StrideBio*	Rett
Dravet Syndrome *StrideBio*	Dravet
Angelman Syndrome *StrideBio*	Angelman
Niemann-Pick Type C *StrideBio*	Niemann-Pick
Four Muscle/CNS Targets *StrideBio*	Muscle/CNS
Muscle/CV Targets *Dyno Therapeutics*	Muscle/CV
Emery-Dreifuss Muscular Dystrophy Type 1 *Columbia University*	EDMD
Duchenne *Institute of Myology****	Duchenne

GENE EDITING

Program	Indication
CRISPR/CAS9 *Duke University*	Duchenne
Duchenne *Harvard University*	Duchenne

*Candidate received accelerated approval in the U.S., confirmatory studies required
**Other exon targets in development: 43, 44, 50, and 55
***Gene therapy and PPMO

Duchenne - Duchenne muscular dystrophy
EDMD - Emery Dreifuss Muscular Dystrophy
LGMD - Limb-girdle muscular dystrophy
MPS - Mucopolysaccharidosis IIIA
CMT - Charcot-Marie-Tooth disease
CNS - Central nervous system
CM - Cardiomyopathy
MS - Multiple Sclerosis

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow synthesis and purification of our products and product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal large-scale Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

For our commercial DMD program, we have worked with our existing manufacturers to increase product capacity from mid-scale to large-scale. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill these requirements, and are capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

Our commercial products are distributed in the U.S. through a limited network of home infusion specialty pharmacy providers that deliver the medication to patients and a specialty distributor that distributes our products to hospitals and hospital outpatient clinics. With respect to the pre-commercial distribution of our products to patients outside of the U.S., we have contracted with third party distributors and service providers to distribute our products in certain countries through our EAPs. We plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved.

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing capacity for our micro-dystrophin DMD gene therapy programs and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 micro-dystrophin DMD gene therapy program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as CMT and other neuromuscular and CNS related disorders.

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

Roche

License, Collaboration, and Option Agreement

On December 21, 2019, we entered into a License, Collaboration, and Option Agreement (the “Collaboration Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) pursuant to which we granted Roche an exclusive license under certain of our intellectual property rights to develop, manufacture, and commercialize SRP-9001 in all countries outside of the U.S. We retained all rights to SRP-9001 in the U.S. The transaction closed on February 14, 2020.

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

We intend to manufacture and supply all clinical and, upon approval in the relevant market, commercial supply of SRP-9001.

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

Development

The parties will use commercially reasonable efforts to conduct development activities with respect to SRP-9001 under the Collaboration Agreement pursuant to agreed-upon development plans. We will perform all development activities directed to obtaining and maintaining regulatory approvals for SRP-9001 in the U.S. and the European Union (“EU”), as set forth in a joint global development plan. Subject to certain exceptions, the parties will share the costs of the development activities under such joint global development plan. Roche will have sole responsibility to perform all development activities set forth in a territory-specific development plan for SRP-9001, including additional activities not set forth in the joint global development plan that are specifically directed to obtaining and maintaining regulatory approvals for SRP-9001 outside of the U.S. Roche will be solely responsible for costs arising from the territory-specific development plan for SRP-9001.

Governance

Governing committees will facilitate collaboration between the parties with respect to development, manufacturing, medical affairs, intellectual property protection, and commercialization of SRP-9001 and any other licensed products.

Financial Terms

In consideration for the rights that we granted and for prepaid funding for development activities, in February 2020, Roche and Roche Finance Ltd, an affiliate of Roche (“Roche Finance”), together paid us an up-front payment of approximately $1.2 billion, comprised of $750.0 million in cash from Roche and approximately $400.0 million from Roche Finance in exchange for 2,522,227 shares of our common stock, priced at $158.59 per share under the Stock Purchase Agreement described below. Additionally, we are eligible to receive up to $1.7 billion in regulatory and sales milestone payments with respect to SRP-9001.

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

Either party may terminate the Collaboration Agreement for the other party’s material breach if such breach is not cured within a specified cure period.

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

Stock Purchase Agreement

On December 21, 2019, pursuant to the Collaboration Agreement, we entered into a Stock Purchase Agreement with Roche Finance (the “Stock Purchase Agreement”) pursuant to which, in February 2020, we issued and sold 2,522,227 shares (the “Shares”) of common stock to Roche Finance in a private placement for an aggregate purchase price of approximately $400.0 million, or $158.59 per share, with a fair value of $316.3 million.

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

BioMarin

License Agreement

On July 17, 2017, we executed a License Agreement (as amended on April 14, 2019, the “License Agreement”) with BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV (collectively, “BioMarin”), pursuant to which BioMarin granted us a royalty-bearing, worldwide license under patent rights (“Licensed Patents”) and know-how (“Licensed Know-How”) controlled by BioMarin with respect to BioMarin’s DMD program, which are potentially necessary or useful for the treatment of DMD, to practice and exploit the Licensed Patents and Licensed Know-How in all fields of use and for all purposes, including to develop and commercialize antisense oligonucleotide products that target one or more exons of the dystrophin gene to induce exon skipping, including eteplirsen, golodirsen and casimersen (collectively, the “Products”).

The license granted by BioMarin is exclusive, even as to BioMarin, with respect to the Licensed Patents, and is non-exclusive with respect to Licensed Know-How. Under the License Agreement, BioMarin has the option to convert the exclusive license under the Licensed Patents into a co-exclusive license (co-exclusive with BioMarin) (“BioMarin Co-Exclusive Option”).

Under the terms of the License Agreement, we were required to pay BioMarin an up-front payment of $15.0 million, and BioMarin is eligible to receive up to $20.0 million from us per dystrophin gene exon (other than exon 51) targeted by one or more Products in specified regulatory milestones, as well as an additional $10.0 million milestone, payable following the regulatory approval of eteplirsen by the EMA. BioMarin is also eligible to receive $15.0 million from us upon the achievement of $650.0 million in sales of Products, as well as royalties segmented by specified geographic markets, in some jurisdictions dependent on the existence of a patent, ranging from four (4) to eight (8) percentages of net sales on a product-by-product and country-by-country basis.

Milestones and royalties are payable with respect to eteplirsen (an exon 51 skipping Product), golodirsen (an exon 53 skipping Product), casimersen (an exon 45 skipping Product) and potentially other Products. For eteplirsen, golodirsen and casimersen, the royalty term will expire upon March 31, 2024 in the U.S., upon December 31, 2024 in the EU and no later than December 31, 2024 in other countries provided certain conditions are met. For Products other than exon 51 skipping Products, exon 53 skipping Products and exon 45 skipping Products, the royalty term will end on a country-by country basis upon expiration of granted Licensed Patents covering the applicable Product. The royalties for all Products are subject to reduction upon BioMarin’s exercise of the BioMarin Co-Exclusive Option. All royalties are subject to further potential reductions, including for generic competition and, under specified conditions, for a specified portion of payments that we may become required to pay under third-party license agreements, subject to a maximum royalty reduction.

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

University of Western Australia

In April 2013, we entered into an agreement with UWA under which an existing exclusive license agreement between the two parties was amended and restated and, in June 2016, we entered into the first amendment to the license agreement (the “UWA License Agreement”). The UWA License Agreement grants us specific rights to compounds for the treatment of DMD by inducing exon skipping. EXONDYS 51, VYONDYS 53 and AMONDYS 45 fall under the scope of the license agreement. Under the UWA License Agreement, we are required to make payments of up to $6.0 million in the aggregate to UWA based on the successful achievement of certain development and regulatory milestones relating to EXONDYS 51, VYONDYS 53, AMONDYS 45 and up to three additional product candidates. As of December 31, 2020, $3.7 million of the $6.0 million development and regulatory milestone payments had been made. We are also obligated to make payments to UWA of up to $20.0 million upon the achievement of certain sales milestones. Additionally, we are required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the UWA License Agreement.

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

In addition, in December 2016, we entered into an exclusive option agreement with Nationwide to acquire exclusive rights to their micro-dystrophin gene therapy program as well as a sponsored research agreement to conduct pre-IND research and conduct the first clinical trial with the lead micro-dystrophin gene therapy. In October 2018, we exercised our exclusive license option and an option under the sponsored research agreement and entered into an exclusive license agreement with Nationwide to acquire exclusive rights to its micro-dystrophin gene therapy program, which provides us with exclusive rights to commercialize SRP-9001.

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

Eteplirsen

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
U.S. 9,416,361	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. 10,533,174	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. RE47,751[1]	United States	Methods of Use	June 28, 2025	UWA
U.S. 9,018,368	United States	Composition of Matter	June 28, 2025	UWA
US 10,781,451	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,243,245[2]	United States	Methods of Use	October 27, 2028	BioMarin/AZL
U.S. RE47,769[3]	United States	Composition of Matter	February 2, 2029	UWA
U.S. 9,506,058	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,364,431	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,337,003	United States	Methods of Use	March 14, 2034	Sarepta

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

[2]	Reissue application of U.S. 9,243,245 pending.
[3]

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

Casimersen

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
U.S. 9,416,361	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. 10,533,174	United States	Composition of Matter	May 4, 2021	Sarepta
U.S. 9,447,415	United States	Composition of Matter	June 28, 2025	UWA
U.S. 8,524,880[1]	United States	Composition of Matter & Methods of Use	April 2, 2026	UWA
U.S. 9,228,187	United States	Composition of Matter	November 12, 2030	UWA
U.S. 9,758,783	United States	Methods of Use	November 12, 2030	UWA
U.S. 10,287,586	United States	Composition of Matter	November 12, 2030	UWA
U.S. 10,781,450	United States	Methods of Use	November 12, 2030	UWA

[1]	Reissue application of U.S. 8,524,880 pending.

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
EP 2 499 249 B1	Europe	Composition of Matter & Methods of Use	November 12, 2030	UWA

*

Granted patents in the U.S. and Europe (EP) are shown here.  Additional patent protection in the U.S., Europe (EP) or other countries or regions through pending or granted foreign counterparts may be available.

**	Stated expiration dates do not account for any patent term extension, supplemental protection certificate or pediatric extensions that may be available.

The various types of regulatory exclusivity for which our products have been granted and our product candidates are anticipated to be eligible to receive are generally discussed below, under ‘Government Regulation’ – ‘Data and Market Exclusivities’ and ‘Orphan Drug Designation and Exclusivity’. In connection with its FDA approval on February 25, 2021, the FDA granted AMONDYS 45 (casimersen) NCE exclusivity until February 25, 2026, and Orphan Drug Exclusivity until February 25, 2028.

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

Trademarks

Our trademarks are important to us and are generally filed to protect our corporate brand, our products and platform technologies.  We typically file trademark applications and pursue their registration in the U.S., Europe and other markets in which we anticipate using such trademarks.  We are the owner of multiple federal trademark registrations in the U.S. including, but not limited to, Sarepta, Sarepta Therapeutics, the double-helix logo, EXONDYS, EXONDYS 51, the EXONDYS 51 Logo, VYONDYS, VYONDYS 53, and the VYONDYS 53 Logo.   In addition, we have multiple pending trademark applications in the U.S. and in major foreign markets, including, but not limited to, AMONDYS, AMONDYS 45, and the AMONDYS 45 Logo.  Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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

We have initiated key activities in support of the potential launch of our products in the EU, such as building out commercial infrastructure and scaling-up manufacturing. As of the date of this Annual Report, EXONDYS 51, VYONDYS 53 and AMONDYS 45 have only been approved for sale and marketing in the U.S. by the FDA, and EXONDYS 51 has been approved in addition for sale and marketing in Israel by the Israeli Ministry of Health.

Thus, in addition to regulations in the U.S., our business is subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products.  Irrespective of whether it concerns an FDA approved or investigational drug, the commencement of clinical trials and the subsequent marketing of a drug product in foreign countries are subject to preliminary approvals from the corresponding regulatory authorities of such countries. For example, the conduct of clinical trials in the EU is currently still governed by the Clinical Trials Directive 2001/20/EC and Directive 2005/28/EC laying down the requirements for the conduct of clinical trials in the EU and the principles and guidelines on GCP. Both Directives provide a system for the approval of clinical trials, which has been implemented through national legislation in the member states of the EU (“EU Member States”). Under this system, a sponsor must obtain approval from the competent national authority of an EU Member State in which the clinical trial is to be conducted, or in multiple EU Member States if the clinical trial is to be conducted in a number of countries. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The Clinical Trials Application (“CTA”) must include the supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC, corresponding national laws of the EU Member States, and as further detailed in the applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014 to replace the current Clinical Trials Directive 2001/20/EC. Although the new Clinical Trials Regulation has been adopted and has entered into force in 2014, it will only come into application in the EU Member States six months after the European Commission has confirmed the functionality of the new Clinical Trials Information System (“CTIS”), which is the centralized EU portal and database for clinical trials introduced by the Regulation. The Regulation is currently expected to enter into application mid-2021. When the Regulation enters into application, it will repeal the currently applicable Clinical Trials Directive 2001/20/EC and its national implementation legislations. It will also apply to clinical trials that were authorized under the previous legislation if they are still ongoing three years after the Regulation has come into operation. No legislation needs to be adopted to implement the new Regulation into national EU Member State law. The new Regulation provides an overhaul of the system, in order to harmonize the assessment of the submission and assessment of clinical trials conducted in EU Member States and to ensure greater consistency with the highest standards of patient safety in the EU. Specifically, the new legislation seeks to simplify and streamline approval of the clinical trials. Under the new coordinated procedure, the sponsor of a clinical trial is required to submit a single application to a reporting EU Member State. The reporting EU Member State will consult and coordinate with all other EU Member States in which the clinical trial is planned to be conducted. If the application is rejected, it can be amended and resubmitted through CTIS, the central EU portal. If an approval is issued, the sponsor can start the clinical trial in all EU Member States concerned. However, a EU Member State can in certain cases declare an “opt-out” from the approval. In such a case, the clinical trial cannot be conducted in such EU Member State(s). The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

In order to obtain marketing authorization for a medicinal product in the EU, applicants are required to submit a MAA to either (a) the national competent authorities (through the decentralized, mutual recognition, or national procedures) or (b) the EMA (through the centralized authorization procedure). Applicants are required to demonstrate the quality, safety and efficacy of the medicinal product in the application for marketing authorization, which implies the requirement to conduct human clinical trials to generate the necessary clinical data. Furthermore, all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed pediatric investigation plan (“PIP”) aimed at ensuring that the necessary data are obtained through studies in children, unless the medicine is exempt because of a deferral or waiver. Regulation (EC) No 726/2004 of the European Parliament and of the Council lays down the rules applicable to the centralized procedure for the authorization of medicinal products. The centralized procedure allows pharmaceutical companies to submit a single application to the EMA, which is followed by a single evaluation and which results in a single approval to market the medicinal product throughout the European Economic Area (the “EEA”), on the basis of a single market authorization. Approval via the centralized procedure is a two-step process whereby the CHMP first evaluates the MAA and issues an opinion on whether the medicinal product may be authorized or not (step 1). The CHMP opinion is subsequently sent to the European Commission (“EC”), which takes a legally binding decision to grant a marketing authorization (step 2). The marketing authorization is valid throughout the EU and is automatically recognized in three of the four European Free Trade Association states (Iceland, Liechtenstein and Norway). This allows the marketing authorization holder to market the medicine and make it available throughout the EEA. The timeframe for the first step of the centralized procedure (evaluation by the CHMP) opinion is 210 days from receipt of a valid application. However, the actual time needed to complete this first step is generally longer than the 210 days, since procedural clock stops are required in order for the applicant to respond to additional requests for information by the CHMP. Following a positive CHMP opinion, the EC has 67 days to issue its decision to grant the marketing authorization or not.

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

Article 3 of Regulation (EC) No 726/2004 defines in which cases the centralized application procedure must (mandatory scope) or may (optional scope) be followed. The centralized procedure is mandatory for medicinal products derived from biotechnological and other high-tech processes, orphan medicinal products, advanced therapy medicinal products and products indicated for the treatment of HIV/AIDS, cancer, diabetes, auto-immune and other immune dysfunctions, viral diseases and neurodegenerative diseases. For medicinal products that do not fall under any of the aforementioned categories, a submission via the centralized procedure is possible, provided that it concerns (i) a new active substance or (ii) product that can demonstrate a significant therapeutic, scientific or technical innovation and for which approval would be in the interest of public health. Given the foregoing, our portfolio of innovative orphan products for neurodegenerative diseases is subject to the mandatory centralized procedure.

Innovative medicinal products which have been authorized in accordance with the centralized procedure, benefit from an eight-year period of data protection/exclusivity and a ten-year period of marketing protection/exclusivity. During the data exclusivity period, applicants for approval of generics of these innovative products cannot reference or rely upon data contained in the marketing authorization dossier submitted for the innovative medicinal product. Furthermore, the marketing protection entails that even if the generic product is approved, it cannot be placed on the market until the full ten-year period of market protection has elapsed from the initial authorization of the reference medicinal product. The marketing protection period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Similar to the U.S., marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the national competent authorities of the EU Member States. This oversight applies both before and after the granting of manufacturing and marketing authorizations. It includes compliance with EU GMP and GDP rules in relation to such activities as distribution, importing and exporting of medicinal products, rules governing conduct of pharmacovigilance (including good pharmacovigilance practices (“GVP”)) and requirements governing advertising, promotion and sale of medicinal products.

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

In addition, the FDA may provide six months of pediatric exclusivity to a sponsor of a marketing application if the sponsor conducted a pediatric study or studies of a product. This process is applied to products developed for adult use and is initiated by the FDA as a written request for pediatric studies that applies to a sponsor’s product. If the sponsor conducts qualifying studies and the studies are accepted by the FDA, then an additional six months of pediatric exclusivity will be added to previously granted exclusivity, such as orphan drug exclusivity and NCE exclusivity, as well as certain patent-based exclusivities.

Orphan Drug Designation and Exclusivity

In the U.S., the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. An orphan drug designation must be requested before submitting an application for marketing approval. An orphan drug designation does not shorten the duration of the regulatory review and approval process. The approval of an orphan designation request does not alter the regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a chemical or biological product which has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is generally entitled to an orphan drug exclusivity period of seven years, which means the FDA may not grant approval to any other application to market the same chemical or biological product for the same indication for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of orphan exclusivity for the drug. Competitors may receive approval of different drugs or biologics for the indications for which a prior approved orphan drug has exclusivity.

Pharmaceutical companies can apply for the designation as an orphan medicine. In the EU, applications for orphan designation are evaluated by the EMA in accordance with Regulation (EC) No 141/2000. In order to qualify as an orphan medicine, the medicinal product must be intended to diagnose, prevent or treat a condition that is life-threatening or chronically debilitating, with a prevalence of no more than 5 in 10,000 people in the EU or for which it is unlikely that its sale would generate sufficient returns to justify the investment needed for its development. In addition, the sponsor is required to demonstrate that no satisfactory method of diagnosis, prevention or treatment of the condition has been be authorized in the EU or, if such method exists, the medicinal product is of significant benefit to those affected by the condition as compared to approved methods. The benefits of being granted orphan designation are significant, including up to ten years of market exclusivity. During this ten-year period, the EMA may not accept a new marketing application for a similar medicinal product for the same therapeutic indication as the approved orphan medicinal product. Pursuant to Regulation (EC) 1901/2006 on medicinal products for pediatric use, the ten-year orphan market exclusivity can be extended to a maximum period of twelve years upon the satisfactory completion of all the key elements of the agreed PIP. We have been granted orphan drug designation for eteplirsen in the EU.

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

We established a global EAP for eteplirsen and golodirsen in some countries where eteplirsen and golodirsen currently have not been approved. The EAP provides a mechanism through which physicians can prescribe our products, within their professional responsibility, to patients who meet pre-specified medical and other criteria and can secure funding.

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

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of, a particular drug that is payable by a federal health care program, including Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $104,330 per violation and three times the amount of the unlawful remuneration. A claim arising from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the FCA. A new federal anti-kickback statute enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (such as clinical laboratories) and applies to services reimbursed by private health plans as well as government health care programs.

Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations ranging from $11,665 to $23,331 for each false claim, plus up to three times the amount of damages sustained by the federal government and, may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the Department of Health and Human Services Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. A federal healthcare fraud statute prohibits the knowing and willful execution, or attempt to execute, a scheme to defraud a health care benefit program, including private health plans, or obtain, through false or fraudulent pretenses, money or property owned by, or under the custody or control of, such a health care benefit program.

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

Data Privacy and Security

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information.  The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company.  The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information.

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.  For example, the processing of personal data in the European Economic Area (“EEA”), is subject to the General Data Protection Regulation (the “GDPR”), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States.   The July 2020 invalidation by the Court of Justice of the European Union of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., has led to increased scrutiny on data transfers from the EEA to the U.S. generally and may increase our costs of compliance with data privacy legislation. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill

Pharmaceutical Pricing and Reimbursement

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

Medicaid. Our products are eligible to be reimbursed by Medicaid. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, participating manufacturers are required to pay a rebate for each unit of product reimbursed under the state Medicaid programs. The amount of the rebate for each product is set by law and depends in part on the prices at which our products are sold to certain other purchasers and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connection with favorable positioning on formularies.

Medicare. Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over, disabled individuals and individuals with certain conditions. Our products are eligible for reimbursement under Medicare Part B. Medicare Part B generally covers drugs that are usually administered by physicians or other clinicians. Medicare Part B pays for such drugs under a payment methodology based on the average sales price (“ASP”) of the drugs. Reimbursement levels and reimbursement methodologies have come under scrutiny and may be subject to change. See “Government Regulation – Healthcare and Other Reform.” The Centers for Medicare & Medicaid Services (“CMS”) are also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates for some manufacturers’ drugs.

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

Healthcare and Other Reform. In the U.S., federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Healthcare Reform Act”), which expanded health care coverage through Medicaid expansion, implemented the “individual mandate” for health insurance coverage (by imposing a tax penalty on individuals who did not obtain insurance) and changed the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act.  Tax reform legislation was enacted at the end of 2017 that includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage. The Healthcare Reform Act has also been subject to judicial challenge. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because once Congress repealed the “individual mandate” provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. The court reasoned that the “individual mandate” was not severable from the rest of the Healthcare Reform Act and found the entire Healthcare Reform Act was an unconstitutional exercise of Congressional authority. The case Texas v. Azar, which challenges the constitutionality of the Healthcare Reform Act, including provisions that are unrelated to healthcare reform but were enacted as part of the Healthcare Reform Act, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the Healthcare Reform Act but the individual mandate to buy health insurance remains in effect.

Beyond the Healthcare Reform Act, there have been ongoing health care reform efforts, including a number of recent actions. In 2020 and early 2021, the U.S. Department of Health and Human Services has issued various rules that affect pricing or payment for drug products. For example, effective January 2022, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge. For example, courts have temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price. The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain, although President Biden supported reforms to lower drug prices during his campaign for the presidency. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

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

General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act of 2011, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2030 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Third Party Reimbursement and Pricing outside the U.S.

We currently have no products approved for marketing outside the U.S., other than a marketing authorization for EXONDYS 51 in Israel. We may need to conduct long-term pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. In the EU and certain other territories, price controls and Health Technology Assessments for new, highly priced medicines are expected. Uncertainty exists about the pricing and reimbursement status of newly approved products in the EU. Criteria such as cost-effectiveness, cost per quality-adjusted life year, budget impact, or others, in addition to the clinical benefit, are often required to demonstrate added value or benefit of a drug and vary by country. Third party reimbursement limits may reduce the demand for our products. The pace of the application process in some countries could also delay commercial product launches. Gaining acceptance of our product pipeline and an economically viable reimbursement terms in the EU and other markets will require strong education and awareness efforts around DMD as well as strong data supporting its effectiveness and cost-effectiveness.

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product candidate developed by us would likely compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of rare, neuromuscular and other diseases. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, some of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on:

•	our ability to complete clinical development and obtain regulatory approvals for our product candidates;
•	the efficacy, safety and reliability of our products and product candidates;
•	the dosing, strength, convenience and other product profile attributes of our products and product candidates;
•	the timing and scope of regulatory approvals;
•	product acceptance by physicians and other health-care providers;
•	protection of our proprietary rights and the level of generic competition;
•	the ability to have freedom to operate to commercialize our products and product candidates;
•	the speed at which we develop product candidates;
•	our ability to supply commercial quantities of a product meeting FDA specifications to the market;
•	obtaining reimbursement for product use in approved indications;
•	our ability to recruit and retain skilled employees; and
•	the availability of substantial capital resources to fund development and commercialization activities, including the availability of funding from the U.S. government.

EXONDYS 51, VYONDYS 53 and AMONDYS 45 were the first three disease modifying therapeutics approved by FDA for the treatment of DMD for patients with a confirmed mutation that is amenable to exon 51 skipping, exon 53 skipping or exon 45 skipping, respectively.  However, in the field of DMD alone, these products and those in our pipeline face a variety of competitors who either have FDA approval or are being clinically developed for the treatment of DMD.  In addition, there are many companies who have announced plans to transition pre-clinical candidates to clinical development for the treatment of DMD.  While we are uniquely positioned to be pursuing disease-modifying therapies for DMD based on our RNA, gene therapy and gene editing platforms, our competitors may also pursue therapies based on any or all of the platforms or modalities that are competitive with ours. The following paragraphs summarize some of these competitors of interest that have disease-modifying therapeutics commercially available or in clinical development.

Nippon Shinyaku Co. Ltd. (“Nippon”) has an exon 53 skipping candidate, VILTEPSO (viltolarsen) (codenamed: NS-065/NCNP-01), that is a morpholino based oligonucleotide.  On March 25, 2020, Nippon announced that the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) has approved Viltepso Intravenous Infusion 250 mg (viltolarsen) for the treatment of patients with DMD who are amendable to exon 53 skipping therapy making it the first regulatory approval for viltolarsen in the world and the first non-steroidal treatment for DMD approved in Japan. Nippon further announced on August 13, 2020 that the FDA approved VILTEPSO (viltolarsen) injection for patients with DMD who are amenable to exon 53 skipping therapy.  Nippon has announced plans to pursue global registration for viltolarsen.

Wave Life Sciences (“Wave”) is developing oligonucleotides for the treatment of DMD.  It was developing an exon 51 skipping product candidate for DMD, suvodirsen (WVE-210201) until on December 16, 2019, Wave announced the discontinuation of suvodirsen development for DMD (exon 51 amenable patients). Wave more recently reported its intent to develop an exon 53 skipping product candidate, WVE-N531, with plans to submit a CTA in 2021.

Daiichi Sankyo (“Daiichi”) has reported a phase 1/2 clinical trial conducted in Japan for its exon 45 skipping oligonucleotide candidate, DS-5141b. In April 2018, Daiichi announced top-line results of the Phase 1/2 clinical trial of DS-5141 and that Daiichi will continue to develop DS-5141b.  Daiichi is sponsoring a Phase 2 clinical trial of DS-5141b.

Solid Biosciences, LLC (“Solid”) has reported that its micro-dystrophin gene transfer product candidate for DMD, SGT-001 began a Phase 2 clinical study (“IGNITE DMD”) in December 2017.  SGT-001 was granted fast track designation by the FDA in October 2018, orphan drug designation in August 2016, and rare pediatric disease designation in 2017. In Europe, orphan designation was granted in September 2016. In February 2019, Solid reported micro-dystrophin expression data for the first three patients in its clinical trial and announced plans to continue the study at a higher dose pending FDA and IRB approval.  Solid announced on January 9, 2020 that in response to the FDA placing the SGT-001 IGNITE DMD trial on clinical hold, previously announced in November 2019, it is conducting its analyses of SGT-001 to determine how to address the clinical hold and resume dosing.  Solid recently announced that it has been cleared to resume dosing in its IGNITE DMD clinical trial.

Pfizer Inc. (“Pfizer”), following its acquisition of Bamboo Therapeutics, Inc., initiated a Phase 1 clinical trial in January 2018 to test the safety and tolerability of its AAV-9 / mini-dystrophin gene transfer product candidate for DMD, PF-06939926/BMB-D001. The related orphan designation was granted in Europe in August 2016, and in the U.S. in May 2017. Rare pediatric disease designation was granted by the FDA in April 2018.  In June 2019, Pfizer presented initial Phase 1b clinical data on PF-06939926.  In January 2021, Pfizer announced the first dose of its Phase 3 CIFFREO study that will evaluate the efficacy and safety of PF-06939926 in boys with DMD.

There are several companies in addition to those mentioned above that are pursuing disease modifying programs for DMD that are at the pre-clinical stage.  These companies are pursuing oligonucleotides, gene transfer therapy or gene editing.  Some of these pre-clinical approaches have been announced by BioMarin, Ultragenyx, Dyne Therapeutics, Avidity, Regenxbio, Astellas and Exonics (Vertex).  Other companies continue to pursue development and approval of products for the treatment of DMD and their products may or may not prove to be safer and/or more efficacious than the products and product candidates in our DMD pipeline.  Regarding any of these competitors, it is unknown if clinical development of these or other compounds is planned or would be continued.

Additionally, companies such as Santhera, PTC Therapeutics, Fibrogen, ReveraGen, Capricor Therapeutics, BioPhytis, Mallinckrodt, and Antisense Therapeutics have product candidates with mechanisms of action distinct from ours in different stages of development or approval in DMD which we believe could be seen as complementary to exon skipping and not a direct replacement of our products or product candidates at this time.

In addition, several companies and institutions have recently entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRISPR, AAV, etc.) or small molecule therapies that are potential competitors to therapies being developed by us in the muscular dystrophy, neuromuscular, CNS and rare disease space, including but not limited to Audentes (now Astella), Arrowhead Pharmaceuticals, 4D Molecular Therapeutics, Biogen Inc., Ionis, Synthena AG, Alexion Pharmaceuticals, Inc., Sanofi, Takeda, Roche, Novartis, Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics and Editas Medicine.

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

Human Capital Resources

Our urgent mission – to engineer precision genetic medicine for rare diseases that devastate lives and cut futures short – is dependent on our ability to attract, develop and retain the industry’s best and brightest talent across all dimensions of diversity. This understanding informs our approach to managing our human capital resources.

General Information. As of December 31, 2020, we had 866 employees globally, 461 of whom hold advanced degrees. Of these employees, 494 are engaged directly in research and development activities and 372 are in selling and general and administration. None of our employees in the United States are covered by collective bargaining agreements and we consider relations with our employees to be good.

Equity, diversity, and inclusion. We strive to promote diversity, inclusion and equal opportunity across the organization. In the area of gender diversity, representation of women has increased over the past several years: in 2017 and 2018, women made up 51% of our workforce, and in 2019, this percentage increased to 54%. As of December 31, 2020, women made up 55% of our workforce. The number of women in leadership positions has also consistently increased. In 2017, women represented 35% of the leadership positions at the Director level and above. This percentage increased to 36% in 2018, 44% in 2019 and 47% as of December 31, 2020. As of December 31, 2020, women held 28.6% of the seats of our Board of Directors, including the Chair of the Board.

Racial and ethnic diversity has also increased in the past few years, from 23% of our workforce being racially/ethnically diverse in 2017 and 2018, to 26% in 2019 and 29% as of December 31, 2020. As of December 31, 2020, 44% of our Executive Committee, which represents the most senior leadership positions in the Company, is diverse based on gender and ethnicity.

Compensation, Benefits and Ongoing Professional Development. We are committed to rewarding, supporting, and developing the employees who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards package that includes market-competitive pay, broad-based equity grants and bonuses, healthcare benefits, pension and retirement savings plans, paid time off and family leave, caregiving support, fitness subsidies, tuition reimbursement and an Employee Assistance Program.  We offer robust onsite learning opportunities for employees at every stage in their career, and in 2020 we launched ELEVATE – our leadership development program, the participants of which reflect ethnic, racial and gender diversity. In recognition of the new challenges the COVID-19 pandemic brought, we took various steps to support our employees, including by transitioning to remote work and by offering flexible schedule, childcare assistance and sessions focused on resilience and happiness in uncertain times. At the same time, we protected our facility-dependent employees, including those needed to maintain manufacturing and clinical research, by instituting strict protocols designed to ensure they remain healthy.

General Corporate Information

We were originally incorporated in the State of Oregon on July 22, 1980, and on June 6, 2013, we reincorporated in the State of Delaware. Our principal executive offices are located at 215 First Street, Suite 415, Cambridge, MA 02142 and our telephone number is (617) 274-4000. Our common stock is quoted on the Nasdaq Global Select Market under the symbol “SRPT”.

While we achieve revenue from our products in the U.S. and through distribution of eteplirsen, golodirsen and casimersen through our EAP outside the U.S., we are likely to continue to incur operating losses in the near term associated with our ongoing operations, research and development activities and potential business development activities. For more information about our revenues and operating losses, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2020, we had approximately $1,947.8 million of cash, cash equivalents and investments, consisting of $1,502.6 million of cash and cash equivalents, $435.9 million of short-term investments and $9.3 million of long-term restricted cash investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months. In addition to pursuing additional cash resources through public or private financings, we may also seek to enter into contracts, including collaborations or licensing agreements with respect to our technologies, with third parties, including government entities.

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

The FDA granted accelerated approval for EXONDYS 51, VYONDYS 53 and AMONDYS 45, respectively, as therapeutic treatments for DMD in patients who have a confirmed mutation in the DMD gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively. EXONDYS 51 is currently commercially available in the U.S. and Israel only, and VYONDYS 53 and AMONDYS 45 are currently commercially available in the U.S. only, although they are available in additional countries through our EAP. The commercial success of our products continues to depend on a number of factors attributable to one of our products or the products of our competitors, including, but not limited to:

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
•

the process leading to a patient’s first infusion of our products may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. Delays in the process prior to first infusion could negatively impact the sales of our products; and

•

the exercise by Roche of its option to obtain an exclusive license to commercialize one or more of our DMD products beyond SRP-9001 outside of the U.S. and Roche’s subsequent commercialization efforts.

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

Even though EXONDYS 51, VYONDYS 53 and AMONDYS 45 have received accelerated approval by the FDA, they face future post-approval development and regulatory requirements, which will present additional challenges we will need to successfully navigate.

The accelerated approvals for EXONDYS 51, VYONDYS 53 and AMONDYS 45 granted by the FDA were based on an increase in the surrogate biomarker of dystrophin in skeletal muscles observed in some patients treated with these products. These products will be subject to ongoing FDA requirements governing labeling, packaging, storage, advertising, promotion and recordkeeping, and we are required to submit additional safety, efficacy and other post-marketing information to the FDA.

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain positive safety and efficacy data from our ongoing and planned studies of our products, would lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51, VYONDYS 53 or AMONDYS 45.

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

In addition, the impact of the ongoing COVID-19 pandemic has resulted in delays in processing reauthorizations and modifications to program benefits by insurers, making it difficult for patients to obtain or maintain favorable coverage decisions for our products. Furthermore, we cannot predict to what extent the COVID-19 pandemic, depending on its scale and duration, may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to our products and our net sales.

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

The U.S. government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Healthcare Reform Act and the ongoing efforts to modify or repeal that legislation. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. Under the Trump Administration, a number of actions were taken to modify or repeal prior health reform and to implement additional health reform.  There are, and may continue to be, judicial challenges to those efforts. In addition, although President Biden supported reforms to lower drug prices during his campaign for presidency, the nature and scope of health reform action that may be taken under his administration remains uncertain. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

•	the efficacy and safety of our other exon-skipping product candidates and third parties’ competitive therapies.

We may not be able to expand the global footprint of our products outside of the U.S.

Even though EXONDYS 51 was approved for marketing in the U.S. and in Israel, and VYONDYS 53 and AMONDYS 45 were approved for marketing in the U.S., we may not receive approval to commercialize these products in additional countries. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps.

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

In addition, we have granted Roche an exclusive option to obtain an exclusive license to commercialize certain products, including eteplirsen, golodirsen and casimersen, outside of the U.S.  If this option is exercised, Roche will have sole control over and decision-making authority with respect to the commercialization of such products outside the U.S.

We cannot predict whether historical revenues from eteplirsen and golodirsen through our EAP outside the U.S. will continue or whether we will be able to continue to distribute eteplirsen and golodirsen through our EAP.

We established a global EAP for eteplirsen, golodirsen and casimersen in countries where these products currently have not been approved. While we generate revenue from the distribution of these products through our EAP, we cannot predict whether historical revenues from this program will continue, whether we will be able to continue to distribute our products through our EAP, or whether revenues will exceed revenues historically generated from sales through our EAP. Reimbursement through national EAPs may cease to be available if authorization for an EAP expires or is terminated. For example, healthcare providers in EAP jurisdictions may not be convinced that their patients benefit sufficiently from our products or alternatively, may prefer to wait until such time as our products are approved by a regulatory authority in their country before prescribing any of our products. Even if a healthcare provider is interested in obtaining access to our products for its patient through the EAP, the patient will not be able to obtain access to our products if funding for the drug is not secured.

Any failure to maintain revenues from sales of eteplirsen, golodirsen and casimersen through our EAP and/or to generate revenues from commercial sales of these products exceeding historical sales through our EAP could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

EXONDYS 51, VYONDYS 53 and AMONDYS 45 are our first, second and third commercial products, respectively. As a result, our sales, marketing, managerial and other non-technical capabilities are relatively new in the U.S. The establishment and development of our commercial infrastructure outside of the U.S. will continue to be expensive and time consuming, and we may not be able to successfully develop this capability in a timely manner or at all. If we are unable to establish adequate manufacturing, sales, marketing, supply and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable outside of the U.S. Furthermore, we have granted Roche an exclusive option to obtain an exclusive license to commercialize certain products, including eteplirsen, golodirsen and casimersen, outside of the U.S. If this option is exercised, Roche will have sole control over and decision-making authority with respect to the commercialization of such products outside the U.S.

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

In addition, we may face risks with maintaining regulatory exclusivities for our products, and our protection may be circumvented, even if maintained.  For instance, orphan drug exclusivity in the U.S. may be rescinded if (i) an alternative, competing product demonstrates clinical superiority to our product with orphan exclusivity; or (ii) we are unable to assure the availability of sufficient quantities of our orphan products to meet the needs of patients.  Moreover, competitors may receive approval of different drugs or biologics for indications for which our prior approved orphan products have exclusivity.  Orphan drug exclusivity in Europe may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.  Thus, other companies may have received, or could receive, approval to market a product candidate that is granted orphan drug exclusivity for the same drug or similar drug and same orphan indication as any of our product candidates for which we plan to file an NDA, BLA or MAA.   If that were to happen, our prior approved orphan products may face competition and any pending NDA, BLA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable. For example, in January 2020, the FDA issued a draft guidance to clarify its position on when gene therapy products would be considered the “same” or “different” for purposes of orphan drug exclusivity. The draft guidance notes that if two gene therapy products differ in the genes expressed by the products (“transgenes”) and the vectors used to deliver the transgenes are different, then the two gene therapy products are different and could both be approved for the same indication.  However, there is considerable uncertainty as to the interpretation of these guidelines, if adopted to become final.  If there are other, lesser differences in the products, FDA would make a case-by-case determination as how to apply orphan exclusivity to the competing product, and it is unclear how such case-by-case determinations would be made. As illustrated by this draft guidance, orphan drug exclusivity as applied to gene therapy products is an evolving area subject to change and interpretation by the FDA and therefore we cannot be certain as to how the FDA will apply those rules to our products.

The patient population suffering from DMD, LGMDs, and CMT 1A is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected.

DMD, LGMD, and CMT 1A are rare, fatal genetic disorders. DMD affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon 51 skipping, up to 8% are estimated to be amenable to exon 53 skipping and up to 8% are estimated to be amenable to exon 45 skipping. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. CMT is a group of peripheral nerve disorders affecting approximately one in every 2,500 individuals. CMT type 1A affects approximately 50,000 patients in the U.S. Our estimates of the size of these patient populations are based on limited number of published studies as well as internal analyses. Various factors may decrease the market size of our products and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our products and product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi Sankyo (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Audentes Therapeutics, Inc. (acquired by Astellas Pharma) (notably for exons 2, 51 and 53), and BioMarin (BMN-351); (ii) gene therapies that express micro-dystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences (in partnership with Ultragenyx); (iii) CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics and Editas Medicine; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics, BioPhytis, Mallinckrodt, and Antisense Therapeutics.  Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.  Indeed, BioMarin recently announced it is pursuing IND enabling studies for BMN-351, an oligonucleotide therapy.  In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it recently announced that it intends to file a CTA for its exon 53 oligonucleotide, WVE-N531.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corp., Deciphera Pharmaceuticals, Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen, Moderna Therapeutics, Avidity, Dyne Therapeutics, Stoke Therapeutics, Fulcrum Therapeutics, Ultragenyx and Sanofi. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen Inc., Arrowhead Pharmaceuticals, Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), and Editas Medicine.

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

Our revenue could face competitive pressures for any of the above reasons.  Moreover, if competing products are marketed in a territory in which we also have the authority to market our products, our sales may diminish or our business could be otherwise materially adversely affected.

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

We have entered into multiple collaborations, including with Roche, Nationwide, Duke University, Genethon, StrideBio, University of Florida, Codiak BioSciences, Hansa Biopharma and Selecta Biosciences. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or acquisitions, each of which involves numerous risks, including:

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

•	collaborations may be terminated and, if terminated, may eliminate our rights to commercialize certain product candidates or may result in a need for additional capital;
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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials within the expected timeframe. Patient enrollment can be impacted by factors including, but not limited to:

•	design and complexity and/or commitment of participation required in the study protocol;
•	size of the patient population;
•	eligibility criteria for the study in question;
•	clinical supply availability;
•	delays in participating site identification, qualification and subsequent activation to enroll;
•	perceived risks and benefits of the product candidate under study, including as a result of adverse effects observed in similar or competing therapies;
•	proximity and availability of clinical trial sites for prospective patients;
•	availability of competing therapies and clinical trials;
•	competition of site efforts to facilitate timely enrollment in clinical trials;
•	participating site motivation;
•	patient referral practices of physicians;
•	activities of patient advocacy groups;
•	ability to monitor patients adequately during and after treatment; and
•	severity of the disease under investigation.

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

We may not be able to initiate or continue clinical trials if we cannot enroll the required eligible patients per protocol to participate in the clinical trials required by the FDA or the EMA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with contract research organizations (“CROs”) and physicians;
•	different standards for the conduct of clinical trials;
•	our inability to locate qualified local consultants, physicians and partners;
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
•	ability to procure and deliver necessary clinical trial materials needed to perform the study; and
•	inability to implement adequate training at participating sites remotely when in person training cannot be completed.

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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting a marketing application to the regulatory agencies and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results is often delayed or prevented for a number of reasons, including, among others:

•	denial by the regulatory agencies of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold;
•	delays in filing or receiving approvals of additional INDs that may be required;
•	negative results from our ongoing non-clinical trials or clinical trials;
•	challenges in identifying, recruiting, enrolling and retaining patients to participate in clinical trials;
•	challenges with subject compliance within clinical trials;
•	timely and effectively contract with (under reasonable terms), manage and work with investigators, institutions, hospitals and the CROs/ vendors involved in the clinical trial;
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

In addition, the impact of COVID-19 has caused disruptions and may cause delays in some of our clinical trials.  The recent responses to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of clinical trials, site initiation, protocol compliance, the completion of clinical trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent.  In addition, the pandemic may impact patient ability and willingness to travel to clinical trial sites as a result of fear, physician recommendation, quarantines and other restrictions, which may negatively impact the execution of clinical trials.

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

Results from pre-clinical and early‑stage clinical trials may not be indicative of safety or efficacy in late‑stage clinical trials, and pre-clinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. For example, although we believe the data for SRP-9001, SRP-9003 and SRP-5051 collected to date are positive, the additional data we collect may not be consistent with the pre-clinical and/or early clinical data or show a safe benefit that warrants further development or pursuit of a regulatory approval for these product candidates.

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, in October 2018, Nationwide presented results from a Phase 1/2a micro-dystrophin gene therapy clinical trial in four individuals with DMD enrolled in the trial (Study 101) and, in March 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In January 2021, we released top-line results for Part 1 of Study 102 and interim expression results from Part 2 of Study 102. In addition, in February 2019, we announced expression and biomarker data from the first three-patient low-dose cohort dosed in the SRP-9003 gene therapy trial to treat LGMD type 2E, or beta-sarcoglycanopathy and, in October 2019, we announced nine-month functional data from these three patients.  In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. These data are based on small patient samples, and, given the heterogeneity of DMD and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. Furthermore, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. Finally, some of our product candidates may require diagnostic tests to ensure we appropriately select patients suitable for treatment. If we are unable to successfully develop diagnostic tests for these product candidates, experience significant delays in doing so, or are unable to obtain required regulatory clearances or approvals for any diagnostic tests, the commercialization of our product candidates may be delayed or prevented. Even if we receive the required regulatory clearance or approvals for certain diagnostic tests, the commercial success of any of our product candidates that require such tests will be dependent upon the continued availability of such tests.

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

We are investing significant resources in the development of our gene therapy product candidates. We believe that a significant portion of the long-term value attributed to our company by investors is based on the commercial potential of these product candidates. There can be no assurance that any development problems we experience in the future related to our gene therapy programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Development problems and delays in one program may delay the development of other programs. Early results from ongoing clinical trials may differ materially from final results from such clinical trials. The results from pre-clinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Furthermore, a significant outbreak of COVID-19 at one of our third-party logistics, distribution, or specialty pharmacy sites could lead to a delay in the commercial or pre-commercial shipments of our products to patients and hospitals.

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

We also have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data completeness for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical and clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on collaborators and CROs does not relieve us of our regulatory responsibilities.

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

Our reliance on third-party collaborators requires us to disclose our proprietary information to these parties, which could increase the risk that a competitor will discover this information or that this information will be misappropriated or disclosed without our intent to do so.  If any of these events were to occur, then our ability to obtain patent protection or other intellectual property rights could be irrevocably jeopardized, and costly, distracting litigation could ensue. Furthermore, if these third parties cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with our products or product candidates, our development programs may be delayed. Although we carefully manage our relationships with our third-party collaborators and CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

A significant outbreak of COVID-19 at one of our partner sites could lead to delays in the manufacturing of our products and product candidates.  In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates.

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

We may be able to assert that certain activities engaged in by our competitors infringe on our current or future patent rights. To the extent that we enforce our patents, an alleged infringer may deny infringement and/or counter-claim that our patents are not valid, and if successful, could negatively impact our patent estate. We may not be able to successfully defend patents necessary to prevent competitors from commercializing competing product candidates. To the extent we assert infringement of a patent that covers a competing product as well as our own patent, or such a patent is otherwise challenged without our initiation, the patent protection for our own product could be materially adversely affected should an infringing competitor be successful challenging the validity of our patent.  Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage. Defending our patent positions may require significant financial resources and could negatively impact other Company objectives. Even if we successfully enforce our patent rights against a competitor, we may not be able to recover adequate damages or obtain other desired relief.

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

The patent landscape is continually evolving, and we may be able to assert that certain activities engaged in by third parties infringe our current or future patent rights. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights. As such, the patents and patent applications that we own, license, have optioned, and rely on for exclusivity for our product candidates may be challenged.

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

Due to the nature of our various partnerships, collaborators, licensors, CROs, CMOs and the like, we may be subjected to claims of infringement arising from activities conducted by these third parties in connection with our product candidates, whether or not such activities are authorized by us.  As a result, we may be subject to substantial unforeseen costs, distraction, and financial liability if a third party making such a claim was successful in obtaining a final judgment of infringement and validity.

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

Risks Related to our Business Operations

The outbreak of COVID-19 has resulted, and may continue to result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 has led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the potential spread of COVID-19 in such settings. These actions have and may continue to negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

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

•

Clinical trials: The impact of COVID-19 has caused disruptions and may cause delays in some of our clinical trials. Missing data could undermine data integrity and probability of success. The recent responses to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of trials, site initiation, compliance in the trials, the completion of trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. We are implementing certain strategy and technology in an attempt to mitigate this risk in the event of subsequent outbreaks. In addition, as COVID-19 continues to spread, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) have been implemented in many countries, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, which may negatively impact the execution of clinical trials. Significant delays or disruptions to our clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, obtain or maintain regulatory approvals, or commercialize our product candidates.

•

Manufacturing: A significant outbreak at one of our partner sites could lead to delays in the manufacturing of our products and product candidates.  In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates.

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

As a manufacturer of pharmaceuticals, within the U.S., certain federal and state healthcare laws and regulations will apply to or affect our business. The laws and regulations include:

•

federal healthcare anti-kickback law, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

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

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with teaching hospitals, physicians and certain non-physician practitioners to the federal government for re-disclosure to the public; and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and healthcare providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

We have implemented a compliance program, which is based on industry best practices and is designed to ensure that our activities comply with all applicable laws, regulations and industry standards. While our compliance program is intended to detect and prevent potential non-compliance, we cannot be certain that compliance will be assured. If our operations are found to be in violation of any of the laws described above or any other laws, rules or regulations that apply to us, we will be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. Even if we successfully defend against an action against us for violation of a law, the action and our defense could nonetheless cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

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

We continue to monitor for legislative developments, issuance of regulations and technical memorandum to provide further clarification and/or interpretations of the TCJA, as modified by the CARES Act. President Biden has provided informal guidance on tax law changes he may support. Among other things, his proposals would raise the rate on both domestic and foreign income. If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate.

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

We incurred an operating loss of $564.2 million for the year ended December 31, 2020. Our accumulated deficit was $2.8 billion as of December 31, 2020. Although we currently have two commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

As a result, we expect to continue to incur significant operating losses at least through 2021. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In the event we receive negative data from our key clinical programs or encounter other major setbacks in our development, manufacturing or regulatory activities or in our commercialization efforts, our stock price is likely to decline, which would make a future financing more difficult.  Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders.  The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute all of our stockholders. The incurrence of indebtedness may result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders in our company may be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, may increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 11% in a single day or decreased as much as 51% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of December 31, 2020, there were approximately 79.4 million shares of common stock outstanding and outstanding awards to purchase 8.8 million shares of common stock under various incentive stock plans. Additionally, as of December 31, 2020, there were approximately 5.8 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.5 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.4 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

On September 24, 2020, we entered into a first amendment to loan agreement (the “Amendment”) which amends the Credit Agreement. The Amendment increases the aggregate principal amount of the Tranche B Loan under the Loan Facility from $250.0 million to $300.0 million.  On November 2, 2020, we drew the $300.0 million Tranche B Loan. In addition, the Amendment extends the maturity date for the Tranche B Loan to December 31, 2024 and increases the funding fee payable to each Lender providing a portion of the Tranche B Loan on the date the Tranche B Loan is funded by 120 basis points to 2.95%.

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

General Risks

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

In the second half of 2020, we announced several executive management changes. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

We have expanded, and may continue to expand, our organization and may experience difficulties in managing this growth, which could disrupt our operations.

To support the expansion of our business activities, we have expanded, and may continue to expand, our full-time employee base, as well as our consultant and contractor base. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our ability to manage our growth properly and maintain compliance with all applicable rules and regulations will require us to continue to improve our operational, legal, financial and management controls, as well as our reporting systems and procedures. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Additionally, in June 2016, a majority of United Kingdom (“UK”) voters voted for the UK to exit the EU (Brexit) and, on January 31, 2020, the UK’s withdrawal became effective. A transition period applied until the end of 2020 during which the pre-Brexit legal regime continued to apply. Existing EU Treaties, EU free movement rights and the general principles of EU law now no longer apply in relation to the UK. EU regulations only continue to apply in UK domestic law (by virtue of the European Union Withdrawal Act of 2018) to the extent that they are not modified or revoked by regulations under that Act. The EU and the UK negotiating teams have agreed the terms of a detailed post-Brexit Trade and Cooperation Agreement which has been given effect from 1st of January 2021. The economic effects of Brexit will depend the implementation of this Trade and Cooperating Agreement. Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. We may face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, as of January 1, 2021, the United Kingdom lost the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in areas that are subject to such global trade agreements more difficult. Any of these effects of Brexit, and any other effects we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

Location of Property	Square Footage		Lease Expiration Date	Purpose	Other Information
215 First Street, Cambridge, MA	170,929		September 2025	Laboratory and office space	Corporate headquarters
100 Federal Street, Andover, MA	65,589		N/A- facility is owned	Laboratory and office space	Primarily laboratory space
300 Federal Street, Andover, MA	23,102	(1)	December 2020	Office space	Office space
55 Network Drive, Burlington, MA	44,740		January 2022	Laboratory and office space	Primarily laboratory space
5200 Blazer Parkway, Dublin, OH 2nd and 3rd Floor	45,200		December 2021 and 2023, respectively	Laboratory and office space	Primarily laboratory space
3435 Stelzer Road, Columbus, OH	77,679		June 2026	Laboratory and office space	Primarily laboratory space

(1)	The lease at 300 Federal Street, Andover, MA has been renewed, but has not commenced as of December 31, 2020.

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

Holders

As of February 19, 2021, we had 181 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in 2020, 2019 or 2018. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index. This graph assumes an investment of $100 after the market closed December 31, 2015 in each of our common stock, the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Operations data:
Product revenues, net	$455,865	$380,833	$301,034	$154,584	$5,421
Collaboration revenue	84,234	—	—	—	—
Cost of sales (excluding amortization of in licensed rights)	63,382	56,586	34,193	7,353	101
Research and development	722,343	560,909	401,843	166,707	188,272
Selling, general and administrative	317,875	284,812	207,761	122,682	83,749
Settlement and license charges	—	10,000	—	28,427	—
Acquired in-process research and development	—	173,240	—	—	—
Amortization of in-licensed rights	662	849	865	1,053	29
Operating loss	(564,163)	(705,563)	(343,628)	(171,638)	(266,730)
Gain from sale of Priority Review Voucher	108,069	—	—	125,000	—
Loss on contingent consideration	(45,000)	—	—	—	—
Other expense, net	(51,971)	(8,317)	(18,982)	(1,990)	(535)
Loss before income tax expense (benefit)	(553,065)	(713,880)	(362,610)	(48,628)	(267,265)
Income tax expense (benefit)	1,063	1,195	(692)	2,060	—
Net loss	$(554,128)	$(715,075)	$(361,918)	$(50,688)	$(267,265)
Net loss per share—basic and diluted	$(7.11)	$(9.71)	$(5.46)	$(0.86)	$(5.49)
Balance sheet data:
Cash and cash equivalents	$1,502,648	$835,080	$370,829	$599,691	$122,420
Short-term investments	435,923	289,668	803,083	489,349	195,425
Working capital	2,069,170	1,204,146	1,252,493	1,140,312	298,054
Total assets	2,984,718	1,822,822	1,642,075	1,307,964	424,104
Long-term debt	992,493	681,900	420,554	431,051	16,150
Stockholders’ equity	761,759	818,187	1,032,276	789,217	336,691

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

This section discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 have been excluded from this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we are developing potential therapeutic candidates for a broad range of diseases and disorders, including DMD, LGMDs, and other CNS related disorders.

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

Our third commercial product, AMONDYS 45, was granted accelerated approval by the FDA on February 25, 2021. AMONDYS 45 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene.

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•

SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of DMD in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201.   In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. We expect to announce results from the next cohort of Part A of Study 5051-201 at 30 mg/kg in the second quarter of 2021.

•

SRP-9001 (DMD, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but still functional version of dystrophin. A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. In the fourth quarter of 2017, an IND application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated (Study 101). In October 2018, Nationwide presented results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions (Study 102). We dosed all 41 participants in Study 102 and have begun dosing participants in the crossover phase of the study.  In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase).  We expect additional results from Part 2 of Study 102 in the first quarter of 2022.  We have commenced dosing in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001, and expect to report biomarker and safety results from Study 103 in the second quarter of 2021.

•

SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program we are developing with Nationwide. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have recently dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. We expect to complete GMP runs for SRP-9003 in 2021.  We also expect to seek FDA confirmation to initiate our pivotal trial in 2021.

Our pipeline includes more than 40 programs in various stages of pre-clinical and clinical development, reflecting our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

We have developed proprietary state-of-the-art CMC and manufacturing capabilities that allow synthesis and purification of our products and product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to continue scaling up production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. We have entered into certain manufacturing and supply arrangements with third-party suppliers and will utilize these capabilities to support production of certain of our products and product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal large scale GMP manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use.

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

Clinical Trials: The impact of COVID-19 has caused disruptions and may cause delays in some of our clinical trials. Missing data could undermine data integrity and probability of success.  The response to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of trials, site initiation, compliance in the trials, the completion of trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. We are implementing certain strategy and technology in an attempt to mitigate this risk in the event of subsequent outbreaks. In addition, as COVID-19 continues to spread, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) have been implemented in many countries, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, which may negatively impact the execution of clinical trials. Significant delays or disruptions to our clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, obtain or maintain regulatory approvals, or commercialize our product candidates.

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

Manufacturing: A significant outbreak at one of our partner sites could lead to delays in the manufacturing of our products and product candidates.  In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business, operations and financial condition and results. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, results of operations and financial condition due to the uncertainty of future developments. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;
•	valuation of product options;
•	inventory; and
•	income tax.

Revenue Recognition

To determine revenue recognition for arrangements within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as we satisfy a performance obligation.

Product Revenue

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

Collaboration Revenue

Our collaboration revenue is primarily generated from our collaboration arrangement with Roche. For more information, please read Note 3, Collaboration and License Agreements. At the inception of a collaboration arrangement, we first assess whether the contractual arrangement is within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activities. Then we determine whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC 606. If only a portion of the collaboration arrangement is potentially with a customer, we apply the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, we will (i) consider applying other GAAP, including by analogy, or (ii) if there is no appropriate analogy, consistently apply a reasonable and rational accounting policy election.

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

Valuation of Product Options

Our collaboration arrangements may contain options which provide the collaboration partner with the right to obtain additional licenses. If an arrangement contains product options, by analogy to ASC 606, we evaluate the product options to determine whether they represent material rights, which may include options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent material rights, they are recognized as a separate performance obligation at inception of the arrangement. We allocate a portion of the transaction price of the collaboration arrangement to material rights based on the relative standalone selling price. Amounts allocated to material rights are not recognized as revenue until related options are exercised or expire. Key assumptions to determine the standalone selling price of product options in a collaboration arrangement include, but are not limited to, forecasted revenues, development timelines, incremental costs related to the arrangement, discount rates and likelihood of technical and regulatory success.

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

We periodically analyze our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Additionally, though our products are subject to strict quality control and monitoring, which we perform throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of sales.

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$455,865	$380,833	$75,032	20%
Collaboration	84,234	—	84,234	NM*
Total revenues	540,099	380,833	159,266	42%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	63,382	56,586	6,796	12%
Research and development	722,343	560,909	161,434	29%
Selling, general and administrative	317,875	284,812	33,063	12%
Acquired in-process research and development	—	173,240	(173,240)	0%
Settlement and license charges	—	10,000	(10,000)	0%
Amortization of in-licensed rights	662	849	(187)	(22)%
Total cost and expenses	1,104,262	1,086,396	17,866	2%
Operating loss	(564,163)	(705,563)	141,400	(20)%
Other income (loss):
Gain from sale of Priority Review Voucher	108,069	—	108,069	NM*
Loss on contingent consideration	(45,000)	—	(45,000)	NM*
Other expense, net	(51,971)	(8,317)	(43,654)	NM*
Total other income (loss)	11,098	(8,317)	19,415	(233)%

Loss before income tax expense	(553,065)	(713,880)	160,815	(23)%
Income tax expense	1,063	1,195	(132)	(11)%
Net loss	$(554,128)	$(715,075)	$160,947	(23)%

Net loss per share — basic and diluted	$(7.11)	$(9.71)	$2.61	(27)%

*	NM: not meaningful

Revenues

Net product revenues for our products for 2020 increased by $75.0 million compared with 2019. The increase primarily reflects the launch of a new product in December 2019 in the U.S., VYONDYS 53, and increasing demand for our products in the U.S.

Collaboration revenue primarily relates to our collaboration arrangement with Roche. In February 2020, we received an aggregate of approximately $1.2 billion in cash consideration from Roche, consisting of an up-front payment and an equity investment in our company. Of that amount, $348.7 million is recorded as deferred revenue and is being recognized as collaboration revenue on a straight-line basis over the performance period, estimated to be through the fourth quarter of 2023. For the year ended December 31, 2020 we recognized $84.2 million of collaboration revenue. For more information, please read Note 3, Collaboration and License Agreements. There was no such transaction in 2019.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of royalty payments primarily to BioMarin and UWA and inventory costs that relate to sales of our products. Prior to receiving regulatory approval for EXONDYS 51 and VYONDYS 53 by the FDA in September 2016 and December 2019, respectively, we expensed such manufacturing and material costs as research and development expenses. For VYONDYS 53 sold in 2020 and 2019, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For EXONDYS 51 sold in 2020 and 2019, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to FDA approval, the incremental inventory costs related to our products sold in 2020 and 2019 would have been approximately $25.9 million and $12.4 million, respectively.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Year Ended December 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$34,323	$33,663	$660	2%
Royalty payments	29,059	22,923	6,136	27%
Total cost of sales	$63,382	$56,586	$6,796	12%

The cost of sales for 2020 increased $6.8 million, or 12%, compared with 2019. The increase was primarily driven by a $6.1 million increase in royalty payments to BioMarin and UWA that reflects increasing demand for our products.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$289,877	$84,490	$205,387	243%
Other gene therapies	67,650	38,720	28,930	75%
Casimersen (exon 45)	58,179	27,095	31,084	115%
Up-front, milestone, and other expenses	47,280	103,162	(55,882)	(54)%
Golodirsen (exon 53)	36,650	21,390	15,260	71%
Eteplirsen (exon 51)	32,371	47,042	(14,671)	(31)%
PPMO platform	31,633	19,082	12,551	66%
Collaboration cost-sharing	13,105	9,416	3,689	39%
Other projects	4,566	3,262	1,304	40%
Internal research and development expenses	206,912	207,250	(338)	(0)%
Roche collaboration reimbursement	(65,880)	—	(65,880)	NM*
Total research and development expenses	$722,343	$560,909	$161,434	29%

*	NM: not meaningful

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$366,867	$142,937	$223,930	157%
Compensation and other personnel expenses	107,149	89,639	17,510	20%
Clinical expenses	95,367	79,241	16,126	20%
Facility- and technology-related expenses	55,372	46,556	8,816	19%
Up-front, milestone, and other expenses	47,280	103,162	(55,882)	(54)%
Stock-based compensation	41,671	27,681	13,990	51%
Professional services	18,325	22,965	(4,640)	(20)%
Collaboration cost-sharing	13,105	9,416	3,689	39%
Pre-clinical expenses	10,139	11,729	(1,590)	(14)%
Research and other	32,948	27,583	5,365	19%
Roche collaboration reimbursement	(65,880)	—	(65,880)	NM*
Total research and development expenses	$722,343	$560,909	$161,434	29%

*	NM: not meaningful

Research and development expenses for 2020 increased by $161.4 million, or 29%, compared with 2019. The increase was primarily driven by the following:

•	$223.9 million increase in manufacturing expenses primarily due to a continuing ramp-up of our micro-dystrophin gene therapy program as well as other gene therapy programs in our pipeline;
•	$17.5 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$16.1 million increase in clinical expenses primarily due to increased patient enrollment in our ESSENCE program as well as certain start-up activities for our micro-dystrophin program;
•	$8.8 million increase in facility- and technology-related expenses due to our continuing global expansion efforts;
•

$55.9 million decrease in up-front, milestone, and other expenses, primarily due to $9.3 million of milestone expense related to payments accrued to an academic institution and $38.0 million of up-front payments as a result of the execution of certain research, option and license agreements during 2020. This was offset primarily by $46.9 million of up-front payments to StrideBio and a $28.0 million up-front payment to Genethon as a result of the execution of a license and collaboration agreement with each company, respectively, and $25.6 million of up-front and milestone payments made to various academic institutions throughout 2019;

•	$14.0 million increase in stock-based compensation expense primarily driven by increases in headcount and stock price;
•	$4.6 million decrease in professional services primarily due to a decrease in reliance on third-party research and development contractors as a result of an increase in hiring and headcount;
•	$3.7 million increase in collaboration cost-sharing with Genethon on its micro-dystrophin drug candidates and Lysogene on its Mucopolysaccharidosis type IIIA (“MPS IIIA”) drug candidate;
•	$1.6 million decrease in pre-clinical expenses primarily due to completion of certain toxicology studies in our PPMO platform, offset by an increase of toxicology studies in our gene therapy programs;
•	$5.4 million increase in research and other primarily driven by an increase in sponsored research with academic institutions during 2020; and
•	$65.9 million offset to expense incurred during 2020 associated with a collaboration reimbursement from Roche related to the micro-dystrophin project.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Professional services	$106,571	$91,384	$15,187	17%
Compensation and other personnel expenses	105,233	105,998	(765)	(1)%
Stock-based compensation	66,399	50,921	15,478	30%
Facility- and technology-related expenses	28,615	27,249	1,366	5%
Roche collaboration reimbursement	(604)	—	(604)	NM*
Other	11,661	9,260	2,401	26%
Total selling, general and administrative expenses	$317,875	$284,812	$33,063	12%

*	NM: not meaningful

Selling, general and administrative expenses for 2020 increased by $33.1 million, or 12%, compared with 2019. This was primarily driven by the following:

•	$15.2 million increase in professional services primarily due to continuing global expansion;
•	$15.5 million increase in stock-based compensation primarily due to increases in headcount and stock price; and
•	$1.4 million increase in facility- and technology-related expense primarily due to continuing global expansion.

Acquired in-process research and development

As a result of the Myonexus acquisition, we recorded acquired in-process research and development expense of approximately $173.2 million during the second quarter of 2019. There was no such transaction during 2020.

Settlement and license charges

In December 2019, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of VYONDYS 53. This was a result of a settlement and license agreement with BioMarin in July 2017. There was no such expense recognized during 2020.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of approximately $6.6 million in 2017 as a result of the settlement and license agreements with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016 and VYONDYS 53 in December 2019, we recorded an in-licensed right asset of $1.0 million and $0.5 million, respectively, related to the license agreement with UWA. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the patent from the first commercial sale of each product. For the years ended December 31, 2020 and 2019, we recorded amortization of in-licensed rights of approximately $0.7 million and $0.8 million, respectively.

Gain from sale of Priority Review Voucher

In February 2020, we entered into an agreement with Vifor (International) Ltd. to sell the rare pediatric disease Priority Review Voucher (“PRV”) we received from the FDA in connection with the approval of VYONDYS 53. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, we completed our sale of the PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale. There was no similar activity during 2019.

Loss on contingent consideration

The loss on contingent consideration relates to the fair value adjustment of the Company’s contingent consideration derivative liability related to regulatory-related contingent payments to Myonexus selling shareholders as well as to academic institutions under separate license agreements that meet the definition of a derivative. For the year ended December 31, 2020, we recognized $45.0 million of expense to adjust the fair value of the contingent consideration liabilities. There was no similar activity during 2019. For further information on our contingent considerations, please read Note 5, Fair Value Measurements.

Other expense, net

Other expense, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment discount, and fair value adjustment from our investment in Lysogene. Our cash equivalents and investments consist of money market funds, government and government agency debt securities and certificates of deposit. Interest expense primarily includes interest accrued on our convertible notes and term loan.

Other expense, net, for 2020 increased by approximately $43.7 million compared with 2019. The increase primarily reflected an increase in the interest expense on our debt facilities as well as a decrease in interest income and the amortization of investment discounts due to the investment mix of the Company’s investment portfolio.

Income tax expense

Income tax expense for 2020 and 2019 was approximately $1.1 million and $1.2 million, respectively. Income tax expense for all periods presented relate to state and foreign income taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,502,648	$835,080	$667,568	80%
Short-term investments	435,923	289,668	146,255	50%
Restricted cash and investments	9,315	9,566	(251)	(3)%
Total cash, cash equivalents and investments	$1,947,886	$1,134,314	$813,572	72%

Borrowings:
Term loan	$527,731	$240,004	$287,727	120%
Convertible debt	464,762	441,896	22,866	5%
Total borrowings	$992,493	$681,900	$310,593	46%

Working capital
Current assets	$2,485,196	$1,468,913	$1,016,283	69%
Current liabilities	416,026	264,767	151,259	57%
Total working capital	$2,069,170	$1,204,146	$865,024	72%

For the year ended December 31, 2020, our principal sources of liquidity were primarily derived from our collaboration arrangement with Roche, net proceeds from draw-down of our debt facility, net proceeds from sale of the PRV and product sales of our products. For the year ended December 31, 2019, our principal source of liquidity was derived from proceeds from product sales of our products and debt and equity financings. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements.

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

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$107,466	$(456,463)	$563,929	(124)%
Investing activities	(121,721)	286,725	(408,446)	(142)%
Financing activities	682,323	642,554	39,769	6%
Increase in cash and cash equivalents	$668,068	$472,816	$195,252	41%

Operating Activities

Cash provided by operating activities was $107.5 million for 2020. Cash used in operating activities for 2019 was $456.5 million. The favorable change was primarily driven by the following:

•	$749.4 million net increase in deferred revenue primarily as a result of the collaboration with Roche;
•	$45.0 million increase in the mark-to-market loss on the contingent consideration;
•	$29.5 million increase in stock-based compensation due to year-over-year increases in headcount and stock price; and
•	$18.3 million net increase in other non-cash adjustments.

The increases were partially offset by:

•

$120.4 million increase in net loss excluding acquired in-process research and development expense, and the gain from the sale of the PRV, primarily driven by increases in research and development expense and selling, general and administrative expense partially offset by an increase in net product revenues and collaboration revenue;

•	$29.4 million decrease related to the issuance of common shares to StrideBio at no cost in 2019;
•	$14.6 million net increase in inventory primarily from our continuing build-up of inventory purchased in 2020 as the demand for our products increased; and
•	$113.8 million net increase in use of other operating assets and liabilities, excluding deferred revenue.

Investing Activities

Cash used in investing activities was $121.7 million for 2020. Cash provided by investing activities for 2019 was $286.7 million. The unfavorable change was primarily due to the following:

•	$526.1 million decrease in proceeds from the maturity or sale of available-for-sale securities;
•	$139.9 million increase in purchase of available-for-sale securities; and
•	$22.6 million increase in purchase of property and equipment.

The decreases were partially offset by:

•	$172.6 million decrease in net payments as a result of the acquisition of Myonexus during 2019; and
•	$108.1 million increase in net proceeds from the sale of the PRV during 2020.

Financing Activities

Cash provided by financing activities increased by $39.8 million for 2020 compared with 2019, primarily driven by the following:

•	$312.1 million increase in net proceeds from the issuance of common stock Roche;
•	$47.4 million increase in proceeds from the exercise of options and our employee stock purchase program; and
•	$45.5 million increase in net proceeds from debt financings.

The increases were partially offset by:

•	$365.4 million decrease in net proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. The following table presents contractual obligations arising from these arrangements as of December 31, 2020:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations (1)	$1,320,597	$55,949	$361,249	$903,399	$—
Lease obligations (2)	58,134	13,873	23,181	20,509	571
Manufacturing obligations (3)	1,294,435	632,257	316,097	207,864	138,217
Total contractual obligations	$2,673,166	$702,079	$700,527	$1,131,772	$138,788

(1)	Interest is included.
(2)	Lease obligations only include real estate leases that had commenced prior to December 31, 2020. The leases embedded in certain supply agreements are included in the manufacturing obligations caption.
(3)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation penalties and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51 and VYONDYS 53, and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For products and product candidates that are currently in various research and development stages, we may be obligated to make up to $3.9 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable and payment is not required as of December 31, 2020, such contingencies have not been recorded in our consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Other Funding Commitments

We have several on-going clinical trials in various stages. Our most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at our option. As of December 31, 2020, we had approximately $280.9 million in cancellable future commitments based on existing CRO contracts.

Recent Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions in the United States. As of December 31, 2020, we had $1,947.8 million of cash, cash equivalents and investments, comprised of $1,502.6 million of cash and cash equivalents, $435.9 million short-term investments and $9.3 million of restricted cash and investments. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. For the years ended December 31, 2020 and 2019, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.2 million and $0.1 million, respectively, to our interest rate sensitive instruments.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act for the quarter ended December 31, 2020 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

2.2*	Warrant to Purchase Common Stock of Myonexus Therapeutics, Inc., issued by Myonexus Therapeutics, Inc. to Sarepta Therapeutics, Inc., dated as of May 3, 2018.	10-Q	001-14895	2.1	8/8/18

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15

3.3	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14

3.4	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/2020

4.1	Form of Specimen Certificate for Common Stock.	10-Q	001-14895	4.1	8/8/13

4.2	Indenture, dated as of November 14, 2017, by and between Sarepta Therapeutics, Inc. and U. S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2024).	8-K	001-14895	4.1	11/14/17

4.3	Form of Note (included in Exhibit 4.2)	8-K	001-14895	4.1	11/14/17

4.4	Description of Registered Securities	10-K	001-14895	4.4	2/26/20

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1†	AVI BioPharma, Inc. 2002 Equity Incentive Plan.	Schedule 14A	001-14895	Appendix A	4/11/02

10.2†	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-14895	10.1	7/1/16

10.3†	Form of Stock Option Award Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.13	2/28/17

10.4†	Form of Restricted Stock Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.14	2/28/17

10.5†	Form of Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan.	10-K	001-14895	10.17	2/28/17

10.6†	Form of Stock Appreciate Right Award Agreement under the 2011 Equity Incentive Plan.	10-K	001-14895	10.18	2/28/17

10.7†	Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	8-K	001-14895	10.2	7/1/16

10.8†	Offer Letter dated October 23, 2013 by and between Sarepta Therapeutics, Inc. and Sandesh Mahatme.	10-K	001-14895	10.24	3/3/14

10.9†	Offer Letter dated October 23, 2012 by and between Sarepta Therapeutics, Inc. and David Tyronne Howton.	10-K	001-14895	10.25	3/3/14

10.10†	Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan, as amended.	S-8	001-14895	4.4	2/25/16

10.11	Form of Stock Option Award Agreement under 2014 Employment Commencement Incentive Plan	10-K	001-14895	10.28	3/3/14

10.12*	Amended and Restated Exclusive License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated April 10, 2013.	10-Q	001-14895	10.1	5/9/13

10.13*	First Amendment to License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated June 19, 2016.	10-Q	001-14895	10.1	8/9/16

10.14	Lease Agreement dated June 25, 2013 by and between Sarepta Therapeutics, Inc. and ARE-MA Region No. 38, LLC.	8-K	001-14895	10.1	7/1/13

10.15†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

10.16	Asset Purchase Agreement dated February 20, 2017 by and between Sarepta Therapeutics Inc. and Gilead Sciences, Inc.	10-Q	001-14895	10.1	5/4/17

10.17†	Employment Agreement, dated as of June 26, 2017, between Sarepta Therapeutics, Inc. and Douglas S. Ingram	8-K	001-14895	10.1	6/28/17

10.18†	Change in Control and Severance Agreement by and between Douglas S. Ingram and Sarepta Therapeutics, Inc., effective June 26, 2017	8-K	001-14895	10.2	6/28/17

10.19†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.3	6/28/17

10.20†	Restricted Stock Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.4	6/28/17

10.21†	Performance Stock Option Award Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.5	6/28/17

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

10.22*	Settlement Agreement between Sarepta Therapeutics, Inc., Sarepta International C.V. and The University of Western Australia on the one hand, and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.7	8/3/17

10.23*	License Agreement between Sarepta Therapeutics, Inc. and Sarepta International C.V. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.8	8/3/17

10.24	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	001-14895	10.1	11/14/17

10.25	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.2	11/14/17

10.26	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch	8-K	001-14895	10.3	11/14/17

10.27	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC	8-K	001-14895	10.4	11/14/17

10.28	Seventh Amendment to a Lease Agreement between the Company and ARE-MA Region No. 38, LLC dated April 27, 2018	10-Q	001-14895	10.4	5/3/18

10.29†	Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/8/18

10.30†	Employment Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018	10-Q	001-14895	10.2	8/8/18

10.31†	Change in Control and Severance Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018	10-Q	001-14895	10.3	8/8/18

10.32†	Letter Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated June 26, 2018	10-Q	001-14895	10.4	8/8/18

10.33†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.5	8/8/18

10.34†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.6	8/8/18

10.35†	Form of Stock Option Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	10/31/18

10.36†	Form of Restricted Stock Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.2	10/31/18

10.37†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.3	10/31/18

10.38†	Form of Stock Appreciation Right Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.4	10/31/18

10.39†	Amendment to Restricted Stock Award Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated December 17, 2018	10-K	001-14895	10.75	2/28/19

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith

10.40^	Amendment No. 1 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand	10-Q	001-14895	10.1	8/7/19

10.41†	Sub-Plan for Japan under the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.2	8/7/19

10.42†	Sub-Plan for Japan under the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.3	8/7/19

10.43†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employment Stock Purchase Plan (as Amended and Restated on June 27, 2016)	10-Q	001-14895	10.4	8/7/19

10.44	Letter Agreement between Sarepta Therapeutics, Inc. and Myonexus Therapeutics, Inc. dated February 26, 2019	10-Q	001-14895	10.1	5/8/19

10.45†	Form of Executive Vice President Severance Letter Agreement	10-Q	001-14895	10.2	5/8/19

10.46†	Form of Executive Vice President Change in Control and Severance Agreement	10-Q	001-14895	10.3	5/8/19

10.47^	License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019	10-K	001-14895	10.51	2/26/20

10.48	Stock Purchase Agreement between Sarepta Therapeutics, Inc. and Roche Finance Ltd dated December 21, 2019	10-K	001-14895	10.52	2/26/20

10.49	Loan Agreement among Sarepta Therapeutics, Inc., BioPharma Credit PLC and BioPharma Credit Investments V (Master) LP dated December 13, 2019	10-K	001-14895	10.53	2/26/20

10.50	Guaranty and Security Agreement between Sarepta Therapeutics, Inc. and BioPharma Credit PLC dated December 20, 2019	10-K	001-14895	10.54	2/26/20

10.51†	Director Compensation Policy	10-K	001-14895	10.55	2/26/20

10.52†	Offer Letter dated November 11, 2019 by and between Sarepta Therapeutics, Inc. and William F. Ciambrone	10-K	001-14895	10.56	2/26/20

10.53†	Amendment to Offer Letter by and between Sarepta Therapeutics, Inc. and William F. Ciambrone	10-K	001-14895	10.57	2/26/20

10.54†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.1	2/21/20

10.55†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	8-K	001-14895	10.1	6/8/2020

10.56†	Separation Agreement and General Release between Sandesh Mahatme and Sarepta Therapeutics, Inc.	10-Q	001-14895	10.2	8/5/2020

10.57	First Amendment dated September 24, 2020 to Loan Agreement among Sarepta Therapeutics, Inc., BioPharma Credit PLC and BioPharma Credit Investments V (Master) LP dated December 13, 2019	10-Q	001-14895	10.1	11/5/2020

10.58†	Separation and Consulting Agreement and General Release between David T. Howton Jr. and Sarepta Therapeutics, Inc.					X

10.59†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac					X

10.60†	Offer Letter dated April 19, 2018 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac					X

Exhibit Number	Description	Incorporated by Reference to Filings Indicated
		Form	File No.	Exhibit	Filing Date	Provided Herewith
10.61†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Ian M. Estepan					X

10.62†	Offer Letter dated by December 18, 2014 and between Sarepta Therapeutics, Inc. and Ian M. Estepan					X

10.63†	Offer Letter dated March 17, 2017 by and between Sarepta Therapeutics, Inc. and Joseph Bratica					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer, Ian Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer, Ian Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc. for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X

104	The Cover page from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc for the year ended December 31, 2020, formatted in Inline XBRL.					X

†	Indicates management contract or compensatory plan, contract or arrangement.
^	Certain identified information has been excluded from the exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
*	Confidential treatment has been granted for portions of this exhibit.
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

Dated: March 1, 2021	SAREPTA THERAPEUTICS, INC.

	By:	/s/ Douglas S. Ingram
Douglas S. Ingram
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas S. Ingram and Ian M. Estepan, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2021:

Signature	Title

/s/ Douglas S. Ingram	President, Chief Executive Officer and Director (Principal Executive Officer)
Douglas S. Ingram

/s/ Ian M. Estepan	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Ian M. Estepan

/s/ M. Kathleen Behrens	Chairwoman of the Board
M. Kathleen Behrens, Ph.D.

/s/ Richard Barry	Director
Richard Barry

/s/ Mary Ann Gray	Director
Mary Ann Gray, Ph.D.

/s/ John C. Martin	Director
John C. Martin, Ph.D.

/s/ Claude Nicaise	Director
Claude Nicaise, MD

/s/ Hans Wigzell	Director
Hans Wigzell, M.D., Ph.D.

SAREPTA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sarepta Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of lower of cost or net realizable value of raw materials inventory

As described in Note 2 and Note 8 to the consolidated financial statements, approximately 31%, or $71.7 million, of the Company’s total inventory balance is comprised of raw materials. As discussed in Note 2, the Company periodically analyzes its raw materials inventories, and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory valuation process, including controls related to the estimate of expected future demand for raw materials. We compared the Company’s prior period forecasted demand for raw materials to actual results to assess their ability to accurately estimate expected future demand. We evaluated clinical progress associated with the Company’s gene therapy technologies by inspecting internal meeting minutes and interviewing research and development personnel of the Company and assessed the potential impact of those technologies on expected future demand for raw materials inventory. We also read publicly available information to identify information regarding other competitor entities with RNA-targeted therapeutic or gene therapy products that could impact the Company’s estimates of expected future demand.

Standalone selling prices of Options in the Roche Agreement

As described in Note 3 to the consolidated financial statements, the Company entered into a license, collaboration and option agreement with F. Hoffman-La Roche Ltd. (“Roche”) and a stock purchase agreement with an affiliate of Roche (collectively, the “Roche Agreement”) that became effective in February 2020. Obligations were identified in the Roche Agreement, including obligations associated with the grant of options to Roche to acquire ex-U.S. rights to certain future DMD-specific programs (the “Options”). The initial transaction price was $1.2 billion and $485.0 million was allocated to the Options based on their estimated standalone selling prices determined using an income approach of projected incremental discounted cash flows from each option. The discounted cash flows incorporate the likelihood of success of each individual product candidate associated with the Options and a discount rate. The transaction price allocated to the Options is recorded as deferred revenue and will not be recognized until an option is either: (i) exercised by Roche, or (ii) expires.

We identified the determination of the standalone selling prices of the Options as a critical audit matter. Specifically, testing the assumption regarding the likelihood of success for each individual product candidate and the discount rate, which are inputs to the estimate of projected incremental discounted cash flows, involved a high degree of subjectivity. The standalone selling prices of the Options were challenging to audit due to the sensitivity of the calculation of projected incremental discounted cash flows to changes in the likelihood of success assumptions and discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to determine the standalone selling prices of the Options, including controls related to the development of the likelihood of success assumptions for each individual product candidate and the discount rate. We performed sensitivity analyses over the likelihood of success assumptions to assess the impact of changes in those assumptions on the Company’s determination of the standalone selling prices of the Options. We evaluated the likelihood of success assumptions by comparing them to industry benchmarks and data, as well as evaluated the relevance and reliability of information published by third-parties used to develop the assumptions. We also evaluated the likelihood of success assumptions by comparing information contained in internal sources to the results of our inquiries of personnel with knowledge of the Company’s research and development activities. We involved a valuation professional with specialized skills and knowledge, who assisted in evaluating the discount rate used by the Company, by comparing it against a discount rate that was independently developed using publicly available market data for comparable entities

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

March 1, 2021

Sarepta Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,502,648	$835,080
Short-term investments	435,923	289,668
Accounts receivable	101,340	90,879
Inventory	231,961	171,379
Other current assets	213,324	81,907
Total current assets	2,485,196	1,468,913
Property and equipment, net	190,430	129,620
Intangible assets, net	13,628	12,497
Right of use assets	91,761	37,933
Other non-current assets	203,703	173,859
Total assets	$2,984,718	$1,822,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,090	$68,094
Accrued expenses	193,553	185,527
Deferred revenue, current portion	89,244	3,303
Other current liabilities	22,139	7,843
Total current liabilities	416,026	264,767
Long-term debt	992,493	681,900
Lease liabilities, net of current portion	80,367	47,720
Deferred revenue, net of current portion	663,488	—
Contingent consideration	50,800	5,200
Other non-current liabilities	19,785	5,048
Total liabilities	2,222,959	1,004,635
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 198,000,000 shares authorized; 79,374,247 and 75,184,863 issued and outstanding at December 31, 2020 and 2019, respectively	8	8
Additional paid-in capital	3,609,877	3,112,130
Accumulated other comprehensive income, net of tax	3	50
Accumulated deficit	(2,848,129)	(2,294,001)
Total stockholders’ equity	761,759	818,187
Total liabilities and stockholders’ equity	$2,984,718	$1,822,822

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Products, net	$455,865	$380,833	$301,034
Collaboration	84,234	—	—
Total revenues	540,099	380,833	301,034

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	63,382	56,586	34,193
Research and development	722,343	560,909	401,843
Selling, general and administrative	317,875	284,812	207,761
Acquired in-process research and development	—	173,240	—
Settlement and license charges	—	10,000	—
Amortization of in-licensed rights	662	849	865
Total cost and expenses	1,104,262	1,086,396	644,662
Operating loss	(564,163)	(705,563)	(343,628)

Other income (loss):
Gain from sale of Priority Review Voucher	108,069	—	—
Loss on contingent consideration	(45,000)	—	—
Other expense, net	(51,971)	(8,317)	(18,982)
Total other income (loss)	11,098	(8,317)	(18,982)

Loss before income tax expense (benefit)	(553,065)	(713,880)	(362,610)
Income tax expense (benefit)	1,063	1,195	(692)
Net loss	(554,128)	(715,075)	(361,918)

Other comprehensive loss:
Unrealized (losses) gains on investments	(47)	149	280
Total other comprehensive (loss) income	(47)	149	280
Comprehensive loss	$(554,175)	$(714,926)	$(361,638)

Net loss per share — basic and diluted	$(7.11)	$(9.71)	$(5.46)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	77,956	73,615	66,250

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
BALANCE AT DECEMBER 31, 2017	64,792	$6	$2,006,598	$(379)	$(1,217,008)	$789,217
Exercise of options for common stock	2,119	—	47,916	—	—	47,916
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	58	—	—	—	—	—
Shares withheld for taxes	(79)	—	(9,061)	—	—	(9,061)
Issuance of common stock for cash, net of offering costs	4,107	1	513,408	—	—	513,409
Issuance of common stock under employee stock purchase plan	75	—	2,306	—	—	2,306
Stock-based compensation	—	—	50,127	—	—	50,127
Unrealized gain from available-for-sale securities	—	—	—	280	—	280
Net loss	—	—	—	—	(361,918)	(361,918)
BALANCE AT DECEMBER 31, 2018	71,072	7	2,611,294	(99)	(1,578,926)	1,032,276
Exercise of options and stock appreciation rights for common stock	1,125	—	31,522	—	—	31,522
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	68	—	—	—	—	—
Shares withheld for taxes	(78)	—	(9,135)	—	—	(9,135)
Issuance of common stock for cash, net of offering costs	2,604	1	365,353	—	—	365,354
Issuance of common stock for collaboration agreement	302	—	29,415	—	—	29,415
Issuance of common stock under employee stock purchase plan	92	—	5,079	—	—	5,079
Stock-based compensation	—	—	78,602	—	—	78,602
Unrealized gain from available-for-sale securities	—	—	—	149	—	149
Net loss	—	—	—	—	(715,075)	(715,075)
BALANCE AT DECEMBER 31, 2019	75,185	8	3,112,130	50	(2,294,001)	818,187
Exercise of options for common stock	1,443	—	76,492	—	—	76,492
Vest of restricted stock units/awards, net of forfeitures	159	—	—	—	—	—
Shares withheld for taxes	(37)	—	(6,333)	—	—	(6,333)
Issuance of common stock to Roche, net of issuance costs	2,522	—	312,053	—	—	312,053
Issuance of common stock under employee stock purchase plan	102	—	7,465	—	—	7,465
Stock-based compensation	—	—	108,070	—	—	108,070
Unrealized (loss) from available-for-sale securities	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(554,128)	(554,128)
BALANCE AT DECEMBER 31, 2020	79,374	$8	$3,609,877	$3	$(2,848,129)	$761,759

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(554,128)	$(715,075)	$(361,918)
Adjustments to reconcile net loss to cash flows in operating activities:
Loss on contingent consideration	45,000	—	—
Gain from sale of Priority Review Voucher	(108,069)	—	—
Acquired in-process research and development	—	173,240	—
Non-cash up-front payment to StrideBio	—	29,415	—
Depreciation and amortization	26,911	24,500	12,245
Reduction in the carry amounts of the right of use assets	12,828	6,047	—
Amortization of investment discount	(2,186)	(8,445)	(7,672)
Loss from debt extinguishment	—	—	2,322
Non-cash interest expense	25,454	21,444	20,190
Stock-based compensation	108,070	78,602	50,127
Other	(470)	690	3,938
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(10,461)	(41,835)	(19,576)
Net increase in inventory	(60,582)	(45,934)	(41,840)
Net increase in other assets	(166,328)	(102,091)	(136,638)
Net increase in deferred revenue	749,429	—	—
Net increase in accounts payable, accrued expenses, lease liabilities and other liabilities	41,998	122,979	90,162
Net cash provided by (used in) operating activities	107,466	(456,463)	(388,660)

Cash flows from investing activities:
Purchase of property and equipment	(82,202)	(59,631)	(61,157)
Proceeds from sale of Priority Review Voucher	108,069	—	—
Purchase of available-for-sale securities	(1,333,568)	(1,193,632)	(1,171,603)
Maturity and sales of available-for-sale securities	1,189,480	1,715,626	865,813
Acquisition of Myonexus Therapeutics, Inc., net of cash acquired	—	(172,556)	—
Other	(3,500)	(3,082)	(3,541)
Net cash (used in) provided by investing activities	(121,721)	286,725	(370,488)

Cash flows from financing activities:
Proceeds from issuance of common stock to Roche, net of offering costs	312,053	—	—
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	83,957	36,601	50,222
Taxes paid related to net share settlement of equity awards	(4,798)	(4,337)	—
Proceeds from sales of common stock, net of offering costs	—	365,354	513,409
Proceeds from term loans	291,150	245,625	—
Repayment of July 2017 Term Loan	—	—	(30,000)
Proceeds from revolving line of credit	—	—	235,872
Repayment of revolving line of credit	—	—	(235,954)
Payment for debt extinguishment	—	—	(2,134)
Repayment of mortgage loans and notes payable	—	—	(1,265)
Debt issuance costs	(39)	(689)	—
Net cash provided by financing activities	682,323	642,554	530,150

Increase (decrease) in cash and cash equivalents	668,068	472,816	(228,998)

Cash, cash equivalents and restricted cash:
Beginning of year	843,645	370,829	599,827
End of year	$1,511,713	$843,645	$370,829

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,502,648	$835,080	$370,829
Restricted cash in other assets	9,065	8,565	—
Total cash, cash equivalents and restricted cash	$1,511,713	$843,645	$370,829

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,418	$8,550	$11,308
Cash paid during the period for income taxes	$2,510	$933	$1,548
Supplemental schedule of non-cash activities:
Lease liabilities arising from obtaining right of use assets	$59,327	$—	$—
Intangible assets and property and equipment included in accrued expenses	$5,151	$1,309	$5,795
Shares withheld for tax included in accrued expenses	$6,333	$4,798	$—
Accrued debt issuance costs	$11,000	$5,000	$—
Reclassification of long term investments to short term investments	$—	$—	$9,980

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, highly-differentiated and innovative technologies, and through collaborations with its strategic partners, the Company is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“DMD”), Limb-girdle muscular dystrophies (“LGMDs”) and other neuromuscular and central nervous system (“CNS”) disorders.

Its first and second commercial products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”) and VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), respectively, were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016 and December 12, 2019, respectively. EXONDYS 51 and VYONDYS 53 are indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 and exon 53 skipping, respectively. EXONDYS 51 and VYONDYS 53 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 and exon 53, respectively, of the dystrophin gene. The Company’s third commercial product in the U.S., AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), was granted accelerated approval by the FDA on February 25, 2021. AMONDYS 45 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 skipping. AMONDYS 45 uses the Company’s PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

As of December 31, 2020, the Company had approximately $1,947.8 million of cash, cash equivalents and investments, consisting of $1,502.6 million of cash and cash equivalents, $435.9 million of short-term investments, and $9.3 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of December 31, 2020 is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

The fair value of the majority of the Company’s financial assets is categorized as Level 1 within the fair value hierarchy. These assets include money market funds, and publicly traded debt and equity securities. For additional information related to fair value measurements, please read Note 5, Fair Value Measurements to the consolidated financial statements.

Cash Equivalents

Only investments that are highly liquid and readily convertible to cash and have original maturities of three months or less are considered cash equivalents.

Investments

Available-For-Sale Debt Securities

Available-for-sale debt securities are recorded at fair value and unrealized gains and losses are included in accumulated other comprehensive income in stockholder’s equity. Interest income and realized gains and losses are reported in other expense, net, on a specific identification basis.

Equity Investments

The Company’s equity investments include its investments in a publicly traded biotechnology company and privately held biotechnology companies and are included in other non-current assets in the Company’s consolidated balance sheets. The equity investment in the publicly traded biotechnology company has a readily determinable fair value and is carried at fair value. The equity investments in the privately held biotechnology companies do not have readily determinable fair values and are measured at cost less any impairment, plus or minus changes resulting from observable price changes for the identical or a similar investment of the same issuer. Any change in the valuation of equity investments is recorded as a gain or loss on the Company’s consolidated statements of operations and comprehensive loss.

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

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies in the U.S. as well as certain distributors in the EU, Brazil, Israel and the Middle East. The Company has had no historical write-offs of its accounts receivable and its payment terms range from 60 to 91 days for sales within the U.S. and 45 and 150 days for the majority of sales outside the U.S. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles or any specific issues. The Company provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2020, the credit profiles for the Company’s customers are deemed to be in good standing and an allowance for credit losses is not considered necessary.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash.

Three individual customers accounted for 47%, 39% and 11% of net product revenues for the year ended December 31, 2020, 43%, 41% and 13% for the year ended December 31, 2019, and 42%, 38% and 18% for the year ended December 31, 2018. Three individual customers accounted for 45%, 41% and 9% of accounts receivable from product sales for the year ended December 31, 2020 and 45%, 37% and 11% for the year ended December 31, 2019. As of December 31, 2020, the Company believes that such customers are of high credit quality.

As of December 31, 2020, the Company’s cash was concentrated at three financial institutions, which exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. EXONDYS 51 and VYONDYS 53 inventory used in clinical development programs is charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

The Company periodically analyzes its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Additionally, though the Company’s product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of sales.

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

Property and Equipment

Property and equipment are initially recorded at cost, including the acquisition cost and all costs necessarily incurred to bring the asset to the location and working condition necessary for their intended use. The cost of normal, recurring or periodic repairs and maintenance activities related to property and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits. Interest costs incurred during the construction period of major capital projects are capitalized until the asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset.

The Company generally depreciates the cost of its property and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

Asset Category	Useful lives
Lab equipment	5 years
Office equipment	5 years
Manufacturing equipment	5 years
Software and computer equipment	3 - 5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the useful life or the term of the respective lease
Land improvements	25 years
Land	Not depreciated
Building and improvements	30 years
Construction in progress	Not depreciated until put into service

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, intangible assets with definite lives, equity investments without a readily determinable fair value and right of use (“ROU”) assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

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

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers or provides to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. The only performance obligation in the Company’s contracts with customers is to timely deliver drug products to the customer’s designated location.

Product revenues

The Company distributes its products principally through its customers. The customers subsequently resell the product to patients and health care providers. The Company provides no right of return to the customers except in cases of shipping error or product defect. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers. For the years ended December 31, 2020, 2019 and 2018, the majority of the revenues recognized were generated by the specialty distributor and specialty pharmacies in the U.S.

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

Collaboration revenue

The Company’s collaboration revenue is primarily generated from its collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For more information, please read Note 3, Collaboration and License Agreements. At the inception of a collaboration arrangement, the Company first assesses whether the contractual arrangement is within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”) to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC 606. If only a portion of the collaboration arrangement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, the Company will (i) consider applying other GAAP, including by analogy, or (ii) if there is no appropriate analogy, consistently apply a reasonable and rational accounting policy election.

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

Valuation of Product Options

The Company's collaboration arrangements may contain options which provide the collaboration partner with the right to obtain additional licenses. If an arrangement contains product options, by analogy to ASC 606, the Company evaluates the product options to determine whether they represent material rights, which may include options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent material rights, they are recognized as a separate performance obligation at inception of the arrangement. The Company allocates a portion of the transaction price of the collaboration arrangement to material rights based on the relative standalone selling price. Amounts allocated to material rights are not recognized as revenue until related options are exercised or expire. Key assumptions to determine the standalone selling price of product options in a collaboration arrangement include, but are not limited to, forecasted revenues, development timelines, incremental costs related to the arrangement, discount rates and likelihood of technical and regulatory success.

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

Under the Company’s ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The fair value of stock purchase rights is estimated using the Black-Scholes-Merton option-pricing model. The fair value of the look-back provision with the 15% discount is recognized on a graded-vesting basis as stock-based compensation expense over the purchase period.

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

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC Topic 840, Leases (“ASC 840”).

As a result of adopting ASC 842, the Company recorded lease right-of-use (“ROU”) assets of $42.5 million and lease liabilities of $60.1 million as of January 1, 2019, primarily related to real estate leases, based on the present value of future lease payments on the date of adoption. The difference between the ROU assets and lease liabilities was due to previously recorded net deferred rent liabilities that were reclassified into the ROU assets. There was no impact to retained earnings upon adoption of ASC 842. Amounts related to finance leases were immaterial as of adoption.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the consolidated balance sheets as ROU assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the consolidated balance sheets leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its leases no less than on a quarterly basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term at lease commencement. The initial measurement of the lease liability is determined based on the future lease payments, which may include lease payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense with unrecognized variable lease payments recognized as incurred. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Components of a lease are bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified is then allocated based on the relative standalone price to the lease and non-lease components. However, ASC 842 provides entities with a practical expedient that allows an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, entities would account for each lease component and the related non-lease component together as a single component. For new and amended real estate leases beginning after January 1, 2019, the Company elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. In contrast, the Company does not apply the practical expedient for leases embedded in manufacturing and supply agreements with certain of its contract manufacturing organizations and has instead allocated contract consideration between the lease and non-lease components based on their relative standalone price.

Embedded Derivatives

The Company evaluates certain of its financial and business development transactions to determine if embedded components of these contracts meet the definition of derivative under ASC Topic 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. The embedded derivative is reported on the consolidated balance sheets at its fair value. Any change in fair value, as determined at each measurement period, is recorded as a component of the consolidated statements of operations and comprehensive loss.

Contingent Consideration

Certain of the Company’s license and collaboration agreements include future payments that are contingent upon the receipt, or receipt and subsequent sale, of a Priority Review Voucher. The Company has concluded that these contingent payments represent embedded derivatives. The Company records a liability for such contingent payments at fair value on the date the agreements are effective. The Company estimates the fair value of contingent consideration derivatives through a valuation model that includes an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. Changes in the fair value of the contingent consideration derivatives can result from changes to one or multiple assumptions, including adjustments to the discount rates, the assumed development timeline and the probability of achievement of certain regulatory milestones. The Company revalues its contingent consideration derivatives upon a material change to one or more of the assumptions discussed above. Changes in the fair value of the Company’s contingent consideration derivatives are recognized in the Company’s consolidated statements of operations and comprehensive loss. Such changes are classified as other income (loss) which corresponds to the classification of any gain recognized upon the actual sale of a Priority Review Voucher.

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

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s 2024 Convertible Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this guidance on January 1, 2021, using the modified retrospective method. Under this transition method, the cumulative effect of accounting change will remove the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effective of the accounting change will increase the carrying amount of the convertible notes by $96.8 million, accumulated deficit will be reduced by $60.2 million and additional paid-in capital will be reduced by $157.0 million. Future interest expense of the 2024 convertible notes will be lower as a result of adoption of this guidance and diluted net loss per share will be computed using the if-converted method for this security.

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

Accordingly, the Company has analogized to ASC 606 for the accounting for certain aspects of the Roche Agreement. Of the $1.2 billion cash received from Roche, $316.3 million (or $312.1 million net of issuance costs) was allocated to the 2,522,227 shares of the Company’s common stock issued to Roche based on the closing price when the shares were issued. Further, $485.0 million was allocated to the Options, as the Company determined that the option exercise payments (ranging from $20.0 million to $125.0 million per Option) are priced at a discount, resulting in material rights. Lastly, $348.7 million was allocated to a single, combined performance obligation (“Combined Performance Obligation”) comprised of: (i) the license of IP relating to SRP-9001 transferred to Roche, (ii) the related research and development services provided under the joint global development plan, (iii) the services provided to manufacture clinical supplies of SRP-9001, and (iv) the Company’s participation in the JSC, because the Company determined that the license of IP and related activities were not capable of being distinct from one another.

The Company recorded $312.1 million of common shares issued to Roche, based on the closing price of the Company’s stock on the date such shares were issued, net of direct transaction fees incurred of $4.3 million. This net amount is reflected as an increase to common stock and additional paid-in-capital in the accompanying consolidated balance sheets.

The $485.0 million allocated to the material rights associated with the Options was based on their estimated standalone selling prices, determined using an income approach of projected incremental discounted cash flows from each Option. The discounted cash flows incorporate the likelihood of success of the individual product candidates and the related commercial opportunity. The value assigned to the individual material rights is reflected as deferred revenue and will not be recognized until an option is either: (i) exercised by Roche, or (ii) expires. If exercised, the value of the material right will be aggregated with the option exercise price and recognized over the applicable performance period. If expired, the related transaction price will be recognized immediately. Through December 31, 2020, no options have been exercised or expired.

The $348.7 million allocated to the Combined Performance Obligation was based on its estimated standalone selling price. The Company recognizes revenue related to the Combined Performance Obligation on a straight-line basis over the expected performance period of the joint global development plan, which is expected to extend through the fourth quarter of 2023. The Company believes this method represents the best depiction of the transfer of services to Roche, as the estimated full-time equivalent employees dedicated to the services is not expected to materially vary over the expected service period.

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

The Company classifies all revenues recognized under the Roche Agreement as collaboration revenues within the accompanying consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, the Company recognized $84.2 million of collaboration revenue, the majority of which relates to the Combined Performance Obligation. As of December 31, 2020, the Company has total deferred revenue of $752.7 million associated with the Roche Agreement, of which $89.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the Options was $485.0 million as of December 31, 2020.

The costs associated with co-development activities performed under the Roche Agreement are included in research and development expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the year ended December 31, 2020, costs reimbursable by Roche and reflected as a reduction to operating expenses were $66.5 million. As of December 31, 2020, there was $34.2 million of collaboration receivable included in other current assets.

Genethon

The Company entered into a sponsored research agreement in May 2017 and subsequently entered into a license and collaboration agreement with Genethon in November 2019 (the “Genethon Collaboration Agreement”) for Genethon’s micro-dystrophin gene therapy program for the treatment of DMD. The Genethon Collaboration Agreement grants the Company with exclusive rights in the majority of the world (primarily excluding the EU) to Genethon’s micro-dystrophin gene therapy products (“Genethon Products”) and other micro-dystrophin gene therapy products (“Other Licensed Products”). The Company may be liable for up to $157.5 million and $78.8 million in development, regulatory and sales milestones for the Genethon Products and Other Licensed Products, respectively. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales of the Genethon Products and the Other Licensed Products. Under the Genethon Collaboration Agreement, a joint steering committee was established to plan, monitor and coordinate development activities for Genethon Products and Other Licensed Products. The Company and Genethon are responsible for 75% and 25%, respectively, of development costs related to both the Genethon Products and the Other Licensed Products.

Upon signing the Genethon Collaboration Agreement, the Company made an up-front payment of $28.0 million, which was recorded as research and development expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. Additionally, for the years ended December 31, 2020 and December 31, 2019, the Company recorded $10.1 million and $9.0 million, respectively, of research and development expense related to reimbursable development costs incurred by Genethon for Genethon Products. As of December 31, 2020, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

StrideBio, Inc.

In November 2019, the Company entered into a collaboration and license agreement and a stock purchase agreement (collectively, the “StrideBio Agreements”) with StrideBio, Inc. (“StrideBio”), which granted the Company exclusive worldwide licenses to develop, collaborate and commercialize StrideBio’s adeno-associated viral capsids for gene therapy with respect to multiple initial development targets (“Initial Targets”), and, at the option of the Company, additional development targets (“Additional Targets”). The Company also may be required to participate in StrideBio’s next preferred equity round of financing, subject to certain conditions. Both the Initial Targets and the Additional Targets are comprised of targets to which the Company will have the exclusive right to perform development activities (“Sarepta Development Targets”) and targets that the two parties will jointly develop through completion of Phase 1/2 clinical trials (“Joint Development Targets”). For Sarepta Development Targets and Joint Development Targets, respectively, the Company may be liable for up to $450.0 million and $835.0 million in development, regulatory and sales milestone payments per target. Furthermore, the Company may be obligated to pay StrideBio up to $42.5 million in additional fees when and if Additional Targets are selected.

Upon signing the StrideBio Agreements, the Company made an up-front payment of $46.9 million, consisting of a cash payment of $17.5 million and 301,980 shares of the Company’s common stock delivered to StrideBio with a fair value of $29.4 million. The up-front payment was recorded as research and development expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. As of December 31, 2020, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized. Additionally, upon commercialization, the Company may be required to make tiered royalty payments based on net sales of each target.

Myonexus Therapeutics

In May 2018, the Company entered into a Warrant to Purchase Common Stock Agreement (“Warrant Agreement”) with Myonexus Therapeutics, Inc. (“Myonexus”), a clinical-stage gene therapy biotechnology company that was developing gene therapies for LGMD. Pursuant to the terms of the Warrant Agreement, the Company made an up-front payment of $60.0 million to purchase an exclusive option to acquire Myonexus for $200.0 million plus sales-related and regulatory-related contingent payments. The up-front payment, in addition to $25.0 million relating to development milestone payments, were recorded to research and development expense during the year ended December 31, 2018.

In February 2019, the Company announced that it exercised the exclusive option to acquire Myonexus. The final exercise price as negotiated between the Company and Myonexus was $165.0 million. The Company may also be required to make up to $200.0 million in additional payments to selling shareholders of Myonexus based on the achievement of certain sales- and regulatory-related milestones. The acquisition closed in April 2019. The acquisition of Myonexus has been accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets (the five LGMD gene therapy programs).

The total consideration associated with the asset acquisition was $178.3 million, consisting of the $165.0 million payment to the selling shareholders of Myonexus, $8.8 million in transaction fees associated with the exercise of the exclusive option, and $4.5 million relating to the fair value of contingent consideration (discussed further below). Of this amount, $173.2 million was recorded as acquired in-process research and development expense related to the LGMD asset group in the Company’s consolidated statements of operations and comprehensive loss. Additionally, the Company determined one regulatory-related milestone (not solely based on drug approval by the FDA) met the definition of a derivative and recorded a contingent consideration liability of $4.5 million on the transaction date. The fair value of the contingent consideration liability increased to $49.5 million as of December 31, 2020, with the change recorded as other expense in the Company’s consolidated statements of operations and comprehensive loss. Please refer to Note 5, Fair Value Measurements for further information on the change in fair value of the contingent consideration liability.

 Lysogene S.A.

In October 2018, the Company entered into a license and collaboration agreement to develop and commercialize LYS-SAF302, a gene therapy to treat Mucopolysaccharidosis type IIIA (“MPS IIIA”) as well as an equity investment agreement with Lysogene S.A. (“Lysogene”). Under the license and collaboration agreement, in addition to the payment of up-front fees, the Company may be liable for a total of $102.8 million in development, regulatory and sales milestones. Furthermore, the Company may be required to make tiered royalty payments based on net sales of the LYS-SAF302 product subsequent to its commercialization. Beginning January 1, 2020, the Company began to reimburse Lysogene for expenses incurred in connection with development activities of the MPS IIIA product candidate. As of December 31, 2020, the Company owns 1,140,728 shares of common stock issued by Lysogene, representing approximately 7% of the outstanding equity of Lysogene.

The Company recorded $3.0 million related to research and development reimbursement and $44.8 million related to up-front and milestone payments as research and development expense for the years ended December 31, 2020 and 2018, respectively, in the Company’s consolidated statements of operations and comprehensive loss, with no expense recognized in the year ended December 31, 2019. As of December 31, 2020, the Company recorded $3.7 million of equity investment in Lysogene as an other non-current asset in the Company’s consolidated balance sheets. Changes in the fair value of this equity investment are recorded to other expense, net in the Company’s consolidated statements of operations and other comprehensive loss. The changes in the fair value of the equity investment for the years ended December 31, 2020, 2019 and 2018 were not material. As of December 31, 2020, no development, regulatory or sales milestones were deemed probable of being achieved and, accordingly, no additional expenses have been recognized.

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

Under the agreements, the Company made an up-front payment of $38.0 million to Lacerta, $30.0 million and $8.0 million of which were allocated to the Series A preferred stock investment and the Pompe License, respectively. The amount allocated to the Pompe License represents rights to potential future benefits associated with ongoing research and development activities that have no alternative future use. Accordingly, this amount was recorded as research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2018. As of December 31, 2020, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

The $30.0 million allocated to the Series A preferred stock investment was initially measured at cost and is classified within other non-current assets in the accompanying consolidated balance sheets. Changes in the carrying value of the investment are reported as a component of earnings whenever there are triggering events that warrant impairment or observable price changes in orderly transactions for identical or similar investments of Lacerta in the future. For the years ended December 31, 2020, 2019 and 2018, the Company did not record any changes in carrying value of the investment as Lacerta did not issue identical or similar shares during the corresponding periods.

Nationwide Children’s Hospital

In December 2016, the Company entered into an exclusive option agreement with Nationwide Children’s Hospital (“Nationwide”) from which the Company obtained an exclusive right to acquire a worldwide license of the micro-dystrophin gene therapy technology for DMD and Becker muscular dystrophy. In October 2018, the Company exercised the option and entered into a license agreement with Nationwide (“Nationwide License Agreement”). Pursuant to the Nationwide License Agreement, the Company licensed exclusive worldwide rights to develop, manufacture and commercialize micro-dystrophin gene therapy product candidates. The Company may be required to make up to $29.0 million in development, regulatory and sales milestone payments per micro-dystrophin product, tiered sublicense fees and low-single-digit royalty payments based on net sales of the micro-dystrophin products upon commercialization. For the year ended December 31, 2020, the Company recognized $9.5 million of research and development expense, $9.3 million of which related to the one-time estimated sublicense fee as a result of the Roche transaction. As of December 31, 2020, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

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

Of the $35.0 million paid to BioMarin, $28.4 million was expensed as incurred during the year ended December 31, 2017 and $6.6 million was recorded as an intangible asset, representing the fair value of the U.S. license to BioMarin’s intellectual property. The intangible asset is being amortized on a straight-line basis over the remaining life of the patent and has a carrying value of $3.7 million as of December 31, 2020.

The FDA approval of VYONDYS 53 in December 2019 resulted in a settlement charge to BioMarin of $10.0 million and was expensed as incurred. No additional regulatory or sales milestones were achieved for the years ended December 31, 2020, 2019 or 2018. For the years ended December 31, 2020, 2019, and 2018, the Company recognized royalty expense of $23.2 million, $19.4 million and $15.1 million, respectively. As of December 31, 2020, no other regulatory or sales milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

University of Western Australia

In April 2013, the Company and UWA entered into an amendment to an existing exclusive license agreement relating to the treatment of DMD by inducing the skipping of certain exons. The agreement was further amended in June 2016. Under the amended agreement, the Company may be obligated to make payments to UWA totaling up to $26.0 million upon the achievement of certain development, regulatory and sales milestones. Additionally, the Company is required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed under the agreements with UWA. Corresponding with the FDA approval of EXONDYS 51 in 2016 and VYONDYS 53 in December 2019, the Company recorded a $1.0 million milestone payment and a $0.5 million milestone payment as in-licensed right intangible assets in its consolidated balance sheets, respectively. Both intangible assets are being amortized on a straight-line basis over the remaining life of the relevant patents and have a combined carrying value of $0.9 million as of December 31, 2020. For the years ended December 31, 2020 and 2019, the Company recorded $5.7 million and $3.5 million in royalty expense, respectively, which is included in cost of sales, related to agreements with UWA with no such expense incurred in 2018. As of December 31, 2020, no other development, regulatory or sales milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

Research and Option Agreements

During the year ended December 31, 2020, the Company entered into multiple research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics, with aggregate up-front payments made by the Company of $17.7 million, which was recorded as research and development expense in the accompanying consolidated statements of operations and comprehensive loss. The agreements generally provide for research services related to preclinical development programs, and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $14.0 million in research milestone payments. Under these agreements, there are $237.0 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the sales of the developed products upon commercialization. As of December 31, 2020, the Company has not exercised any options nor have any research milestone payments become probable of occurring and, accordingly, no additional expenses have been recognized.

Milestone Obligations

Including the agreements discussed above, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of December 31, 2020, the Company may be obligated to make up to $3.9 billion of future development, regulatory, commercial, and up-front royalty payments associated with its collaboration and license agreements. For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $47.3 million, $113.2 million and $142.4 million relating to certain up-front, milestone and settlement payments as research and development expense, respectively, under these agreements. The Company is also obligated to pay royalties on net sales of certain of its products related to these collaboration and license agreements. The royalty rates range from the low-single-digit to high teens percentages for both inside and outside the U.S.

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

5. FAIR VALUE MEASUREMENTS

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$629,440	$629,440	$—	$—
Government and government agency bonds	1,037,981	1,037,981	—	—
Strategic equity investments	38,799	3,699	—	35,100
Certificates of deposit	250	250	—	—
Total assets	$1,706,470	$1,671,370	$—	$35,100

Liabilities
Contingent consideration	$50,800	$—	$—	$50,800
Total liabilities	$50,800	$—	$—	$50,800

	Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$203,410	$203,410	$—	$—
Government and government agency bonds	809,159	809,159	—	—
Strategic equity investments	31,937	1,937	—	30,000
Certificates of deposit	1,001	1,001	—	—
Total assets	$1,045,507	$1,015,507	$—	$30,000

Liabilities
Contingent consideration	$5,200	$—	$—	$5,200
Total liabilities	$5,200	$—	$—	$5,200

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, certificates of deposit, and the Company’s strategic investment in Lysogene, a publicly traded company in France, as more fully described in Note 3, License and Collaboration Agreements. Certain of the government and government agency bonds and corporate bonds are publicly traded fixed income securities and are presented as cash equivalents on the consolidated balance sheets.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta as more fully described in Note 3, License and Collaboration Agreements and a strategic investment in Series A preferred stock of another private company. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes option pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investment in the private company is recorded at fair value at the time of purchase as measured by the investment cost. At the end of each reporting period, the fair value of investments in equity securities will be adjusted if the issuer were to issue similar or identical equity securities or when there is a triggering event for impairment. There were no changes in the fair value of the strategic investments during the year ended December 31, 2020.

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relate to the regulatory-related contingent payments to Myonexus selling shareholders as well as to certain academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone or shorten or lengthen the time required to achieve the milestone would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

There were no changes transfers between Levels 1, 2 and 3 during the year ended December 31, 2020. The following table represents a roll-forward of the fair value of Level 3 financial liabilities:

For the Year Ended December 31, 2020
(in thousands)
Fair value at the beginning of the period	$5,200
Additions of contingent consideration	600
Changes in estimated fair value	45,000
Fair value at the end of the period	$50,800

An increase of $0.6 million was recorded during the year ended December 31, 2020, to account for new contingent consideration liabilities associated with new license agreements with certain academic institutions that meet the definition of a derivative. An increase of $45.0 million was recorded during the year ended December 31, 2020, to account for the change in fair value of existing contingent consideration liabilities. This change, which is recorded as a loss on contingent consideration in the Company’s consolidated statements of operations and comprehensive loss, was a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the probability of success of the underlying programs, the estimate of the amount of payments to be ultimately made, and the estimate of the year that the payments are expected to be made.

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

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the consolidated balance sheets for each of the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Money market funds	$629,440	$203,410
Government and government agency bonds	602,058	519,491
Total	$1,231,498	$722,901

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2020 and 2019 was approximately two months. The following tables summarize the Company’s cash, cash equivalents and investments for each of the periods indicated:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$900,590	$—	$—	$900,590
Government and government agency bonds	1,037,959	22	—	1,037,981
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571
As reported:
Cash and cash equivalents	$1,502,639	$9	$—	$1,502,648
Short-term investments	435,910	13	—	435,923
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$315,589	$—	$—	$315,589
Government and government agency bonds	809,090	71	(2)	809,159
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748
As reported:
Cash and cash equivalents	$835,044	$36	$—	$835,080
Short-term investments	289,635	35	(2)	289,668
Total cash, cash equivalents and investments	$1,124,679	$71	$(2)	$1,124,748

7. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Product sales receivable, net of discounts and allowances	$100,870	$90,409
Government contract receivables	470	470
Total accounts receivable, net	$101,340	$90,879

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2018	$1,378	$24,276	$538	$2,318	$28,510
Provision	9,698	44,749	4,897	9,643	68,987
Payments/credits	(10,488)	(24,287)	(3,929)	(7,290)	(45,994)
Balance, as of December 31, 2019	$588	$44,738	$1,506	$4,671	$51,503
Provision	9,700	52,180	6,384	10,175	78,439
Payments/credits	(8,007)	(55,147)	(5,941)	(9,877)	(78,972)
Balance, as of December 31, 2020	$2,281	$41,771	$1,949	$4,969	$50,970

The following table summarizes the total reserves above included in the Company’s consolidated balance sheets for the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Reduction to accounts receivable	$8,352	$6,254
Component of accrued expenses	42,618	45,249
Total reserves	$50,970	$51,503

8. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Raw materials	$71,717	$82,030
Work in progress	139,704	88,031
Finished goods	20,540	1,318
Total inventory	$231,961	$171,379

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Manufacturing-related deposits and prepaids	$134,430	$54,276
Collaboration receivable	34,184	—
Prepaid clinical and pre-clinical expenses	16,224	8,263
Prepaid maintenance services	6,411	4,366
Prepaid research expenses	5,854	2,007
Prepaid income tax	4,939	2,114
Prepaid insurance	4,158	2,573
Leasehold improvement receivable	3,059	3,059
Other	4,065	5,249
Total other current assets	$213,324	$81,907

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Manufacturing-related deposits and prepaids	$148,525	$122,091
Strategic investments	38,799	31,937
Restricted cash and investments	9,315	9,566
Prepaid clinical expenses	3,395	4,665
Other	3,669	5,600
Total other non-current assets	$203,703	$173,859

10. PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes components of property and equipment, net, for each of the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Leasehold improvements	$55,019	$53,950
Lab equipment	49,571	30,053
Building and improvements	39,397	23,108
Software and computer equipment	33,948	30,683
Furniture and fixtures	7,010	7,090
Land	5,183	5,183
Land improvements	3,610	3,403
Office equipment	1,178	1,157
Construction in progress	71,541	25,988
Property and equipment, gross	266,457	180,615
Less: accumulated depreciation	(76,027)	(50,995)
Property and equipment, net	$190,430	$129,620

For the years ended December 31, 2020, 2019 and 2018, depreciation expense totaled $25.2 million, $22.8 million and $10.2 million, respectively.

11. INTANGIBLE ASSETS, NET

The following table summarizes the components of the Company’s intangible assets for each of the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Patents	$11,210	$8,902
In-licensed rights	8,073	8,073
Software licenses	1,554	1,029
Intangible assets, gross	20,837	18,004
Less: accumulated amortization	(7,209)	(5,507)
Intangible assets, net	$13,628	$12,497

The in-licensed rights relate to agreements with BioMarin and UWA. As a result of the FDA approval of EXONDYS 51 and VYONDYS 53, the Company recorded in-licensed rights of $1.0 million and $0.5 million, respectively. Following the execution of the settlement and license agreements with BioMarin in July 2017, the Company recorded a $6.6 million intangible asset related to EXONDYS 51 in the U.S. The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patent because the life of the related patent reflects the expected time period that the Company will benefit from the in-licensed right. For more information about the in-licensed rights, please read Note 3, License and Collaboration Agreements. For the years ended

December 31, 2020, 2019 and 2018, the Company recorded $0.7 million, $0.8 million and $0.9 million, respectively, of amortization related to the in-licensed rights.

Patent amortization expense was $0.6 million, $0.4 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company also expensed the remaining net book value of previously capitalized patents that were later abandoned of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which were included in research and development expenses on the consolidated statements of operations and comprehensive loss.

The following table summarizes the estimated future amortization for intangible assets:

As of December 31, 2020 (in thousands)
2021	$1,527
2022	1,277
2023	1,277
2024	1,270
2025	1,213
Thereafter	7,064
Total	$13,628

12. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Accrued employee compensation costs	$50,803	$43,240
Product revenue related reserves	42,618	45,249
Accrued contract manufacturing costs	36,543	27,622
Accrued clinical and pre-clinical costs	22,169	18,010
Accrued professional fees	10,221	10,707
Accrued milestone expense	9,380	18,390
Accrued royalties	7,793	6,301
Accrued property and equipment	4,993	1,181
Accrued collaboration cost-sharing	3,516	9,000
Accrued interest expense	1,045	1,045
Other	4,472	4,782
Total accrued expenses	$193,553	$185,527

13. INDEBTEDNESS

2024 Convertible Notes

On November 14, 2017, the Company issued $570.0 million senior notes due on November 15, 2024 (the “2024 Notes”). The 2024 Notes were issued at face value and bear interest at the rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. The 2024 Notes contain customary covenants and events of default, occurrence of which permits the certain holders to accelerate all outstanding obligations, including principal and interest.

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

The Company allocated the proceeds received from issuance of the 2024 Notes between the liability component and the embedded conversion option, or equity component. The liability component was determined by measuring the fair value of similar notes that do not include the embedded conversion option. The Company allocated $161.1 million to the equity component, which was determined by deducting the fair value of the liability component from the par value of the 2024 Notes. The equity component, net of allocated offering costs of $4.2 million, was recorded as an increase additional paid-in capital. The equity component, plus $10.6 million of offering costs allocated to the liability component, represent the total debt discount on the 2024 Notes at issuance. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the 2024 Notes. The effective interest rate on the liability component of the 2024 Notes for the year ended December 31, 2020, 2019 and 2018 was 6.9%.

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

December 2019 Term Loan

On December 13, 2019, the Company entered into a loan agreement (the “Credit Agreement”) which provides a term loan (“December 2019 Term Loan”) of $500.0 million with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP (collectively, the “Lenders”). The December 2019 Term Loan has two tranches: A and B, each of which had an initial loan amount of $250.0 million, prior to the Amendment. On December 20, 2019, the Company drew down tranche A of the December 2019 Term Loan and had the option to draw down tranche B of the loan no later than December 31, 2020, subject to certain conditions. On September 24, 2020, the Company entered into a first amendment to Credit Agreement (the “Amendment”). The Amendment increased the aggregate principal amount of tranche B of the December 2019 Term Loan from $250.0 million to $300.0 million and revised certain fees. On November 2, 2020, the Company drew down tranche B of the December 2019 Term Loan. Tranche A and B of the December 2019 Term Loan matures on December 20, 2023 and December 31, 2024, respectively, when the principal amount of the loan will become due.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to 8.5%, which shall be payable quarterly in arrears. The Company is also required to pay the Lenders (1) a fee of 1.75% of the amounts drawn under tranche A of the December 2019 Term Loan due on the date tranche A is drawn, which was paid in December 2019, (2) a fee of 2.95% of the amounts drawn under tranche B of the December 2019 Term Loan due on the date tranche B is drawn, which was paid in November 2020, (3) a fee of 2.00% of principal amount on the December 2019 Term Loan maturity dates or prepayment amount on each prepayment date and (4) certain out-of-pocket expenses incurred by the Lenders.

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

The Credit Agreement contains customary affirmative and negative covenants as well as events of default, the occurrence of which would permit the Lenders to accelerate the payment of all outstanding obligations, including the payment of the Makewhole Amount and Prepayment Premium.

Upon draw-down of tranche A, the Company received net proceeds of $244.9 million for tranche A, net of a debt discount of $9.4 million relating to fees payable to the Lenders, $5.0 million of which is expected to be paid on December 20, 2023, and debt issuance costs of $0.7 million, both of which are being treated as a reduction to the carrying value of tranche A of the December 2019 Term Loan and amortized as interest expense over the term of the loan based on an effective interest method.

Upon draw-down of tranche B, the company received net proceeds of $291.1 million, net of a debt discount of $14.9 million relating to fees payable to the Lenders, $6.0 million of which is expected to be paid on December 31, 2024, and debt issuance costs of less than $0.1 million, both of which are being treated as a reduction to the carrying value of tranche B of the December 2019 Term Loan and amortized as interest expense over the term of the loan based on an effective interest method.

As of December 31, 2020, the Company recorded approximately $992.5 million as long-term debt on the its consolidated balance sheets. For the years ended December 31, 2020, 2019 and 2018, the Company recorded $59.9 million, $30.7 million and $33.7 million of interest expense, respectively.

The following table summarizes the Company’s debt facilities for the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Principal amount of the 2024 Notes	$569,993	$570,000
Unamortized discount - equity component	(98,721)	(120,182)
Unamortized discount - debt issuance costs	(6,510)	(7,922)
Net carrying value of 2024 Notes	464,762	441,896
Principal amount of the 2019 Term Loan	550,000	250,000
Unamortized discounts	(22,269)	(9,996)
Net carrying value of 2019 Term Loan	527,731	240,004
Total carrying value of debt facilities	$992,493	$681,900

Fair value of 2024 Notes	$1,394,249	$1,141,288
Fair value of 2019 Term Loan	550,000	250,000
Total fair value of debt facilities	$1,944,249	$1,391,288

The fair value of the 2024 Notes is based on open market trades and is classified as level 1 in the fair value hierarchy. The fair value of the December 2019 Term Loan, approximating its face value, is classified as level 2 in the fair value hierarchy as it is based on market observable inputs.

The following table summarizes the total gross payments due under the Company’s debt arrangements:

As of December 31, 2020 (in thousands)
2021	$—
2022	—
2023	250,000
2024	869,993
2025	—
Thereafter	—
Total payments	$1,119,993

14. EQUITY

In February 2020, the Company issued approximately 2.5 million shares of common stock with a fair value of $312.1 million, net of direct transaction fees of $4.3 million as part of the Roche transaction (see Note 3, License and Collaboration Agreements).

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

15. STOCK-BASED COMPENSATION

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 ESPP”) which authorized 0.3 million shares of common stock available to be issued. In June 2016 and 2019, the Company’s stockholders approved an additional 0.3 million and 0.5 million shares, respectively, of common stock available for issuance under the 2013 ESPP. As of December 31, 2020, 0.5 million shares of common stock remain available for future grant under the 2013 ESPP.

In September 2014, the Company initiated the 2014 Employment Commencement Incentive Plan (the “2014 Plan”). The 2014 Plan, which authorized 0.6 million shares of common stock to be issued and allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. As of December 31, 2020, an additional 7.0 million shares have been added to and 1.4 million shares of common stock remain available for future grant under the 2014 Plan.

In June 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan, which authorized 2.9 million shares of common stock to be issued, allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. In June 2020, an additional 3.8 million shares of common stock were approved by the Company’s stockholders and added to the 2018 Plan. Together with the roll-over shares from the Company’s 2011 Equity Incentive Plan, 5.8 million shares of common stock remain available for future grant under the 2018 Plan as of December 31, 2020.

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

The fair values of stock options granted during the periods presented are measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

For the Year Ended December 31,
	2020	2019	2018
Risk-free interest rate (1)	0.1 - 1.3%	1.4 - 2.5%	2.5 - 3.0%
Expected dividend yield (2)	—	—	—
Expected term (3)	5.00 years	5.04 years	5.06 years
Expected volatility (4)	57.3 - 68.2%	52.5 - 68.9%	52.4 - 60.8%

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

The following tables summarize the Company’s stock option activity for each of the periods indicated:

	For the Year Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Grants outstanding at beginning of the period	8,346,348	$61.01	8,391,171	$46.09	8,806,204	$29.74
Granted	1,402,409	122.25	1,429,652	132.97	2,152,439	90.15
Exercised	(1,445,054)	53.21	(1,055,715)	30.73	(2,119,306)	22.89
Cancelled and forfeited	(458,756)	108.60	(418,760)	84.15	(448,166)	46.11
Grants outstanding at end of the period	7,844,947	$70.61	8,346,348	$61.01	8,391,171	$46.09

Grants exercisable at end of the period	2,020,322	$70.16	2,368,621	$45.33	2,304,791	$27.69
Grants vested and expected to vest at end of the period	7,500,726	$68.24	7,987,427	$58.65	6,643,835	$45.43

     The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $61.38, $70.93 and $44.66, respectively.

		Weighted
	Aggregate	Average
	Intrinsic	Remaining
	Value	Contractual
	(in thousands)	Life (Years)
Options outstanding at December 31, 2020	$783,558	7.0
Options exercisable at December 31, 2020	$202,709	6.2
Options vested and expected to vest at December 31, 2020	$766,936	6.9

The following table summarizes the Company’s stock options vested and exercised for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Aggregate grant date fair value of stock options vested	$80,355	$50,878	$16,316
Aggregate intrinsic value of stock options exercised	$144,750	$109,707	$158,936

As of December 31, 2020, stock options with performance-based criteria were fully vested. Included in the grants outstanding at December 31, 2020 were 3,300,000 options with service and market conditions granted to the Company’s CEO, which have a five-year cliff vesting schedule and a grant date fair value of $13.48 determined by a lattice model with Monte Carlo simulations. These options have an exercise price of $34.65. For the years ended December 31, 2020, 2019 and 2018, the Company has recognized approximately less than $0.1 million, $0.1 million and $0.2 million in stock-based compensation expense related to these stock options, respectively.

Restricted Stock Awards

The Company grants RSAs to members of its board of directors and certain employees. The following table summarizes the Company’s RSA activity for each of the periods indicated:

	For the Year Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Grants outstanding at beginning of the period	136,125	$42.98	252,321	$42.37	411,781	$37.23
Granted	—	—	—	—	27,590	98.57
Vested	(83,750)	34.65	(100,840)	40.54	(187,050)	39.34
Forfeited	(3,500)	142.71	(15,356)	48.94	—	—
Grants outstanding at end of the period	48,875	$50.11	136,125	$42.98	252,321	$42.37

Restricted Stock Units

The Company also grants RSUs to members of its board of directors and employees. The following table summarizes the Company’s RSU activity for the periods indicated:

	For the Year Ended December 31
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Grants outstanding at beginning of the period	605,874	$121.61	251,298	$81.21	66,552	$33.72
Granted	623,552	120.43	511,283	131.18	230,736	87.95
Vested	(162,970)	120.28	(84,068)	75.12	(30,276)	33.23
Forfeited	(119,377)	118.48	(72,639)	103.03	(15,714)	71.45
Grants outstanding at end of the period	947,079	$121.46	605,874	$121.61	251,298	$81.21

In March 2017, the Company granted certain executives 156,029 RSUs with performance conditions relating to certain sales target and regulatory milestones, which were achieved between June 2017 and March 2019. As of December 31, 2019, there were no RSUs with performance conditions remaining to be vested. For the years ended December 31, 2019 and 2018, the Company recognized approximately $0.5 million and $0.2 million of stock-based compensation expense, respectively.

2013 Employee Stock Purchase Plan

Under the Company’s 2013 ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The 24-month offering period will end between August 31, 2021 and August 31, 2022. The following table summarizes the Company’s ESPP activity for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
Number of shares purchased	102,031	92,086	75,094
Proceeds received (in millions)	$7.5	$5.1	$2.3

Stock-based Compensation Expense

For the years ended December 31, 2020, 2019 and 2018, total stock-based compensation expense was $108.1 million, $78.6 million and $50.1 million, respectively.

The following table summarizes stock-based compensation expense by function included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$41,671	$27,681	$14,214
Selling, general and administrative	66,399	50,921	35,913
Total stock-based compensation	$108,070	$78,602	$50,127

The following table summarizes stock-based compensation expense by grant type included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Stock options	$68,832	$53,427	$37,671
Restricted stock awards/units	33,457	20,103	10,632
Employee stock purchase plan	5,781	5,072	1,824
Total stock-based compensation	$108,070	$78,602	$50,127

As of December 31, 2020, there was $189.8 million of total unrecognized stock-based compensation expense related to the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted-average period of approximately 2 years. Of this amount, $107.4 million relates to options with service conditions only, $13.2 million relates to awards with service and market conditions, and the remaining $69.2 million related to restricted stock awards or restricted stock units with service conditions only.

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

Expense related to the Plan totaled $5.3 million, $3.4 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

17. OTHER INCOME (LOSS)

The following table summarizes other income (loss) for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Interest expense	$(59,947)	$(30,669)	$(33,709)
Interest income	2,970	7,238	6,810
Amortization of investment discount	4,489	15,350	8,573
Gain from sale of Priority Review Voucher	108,069	—	—
Loss on contingent consideration*	(45,000)	—	—
Other expense	517	(236)	(656)
Total other income (loss)	$11,098	$(8,317)	$(18,982)

*The loss on contingent consideration is related to the fair value adjustment of the regulatory-related contingent payments that are accounted for as derivatives. Please see Note 5. Fair Value Measurements for further details.

18. INCOME TAXES

The following table summarizes the loss before the provision for income taxes by jurisdiction for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$(204,956)	$(489,747)	$(309,294)
Foreign	(348,109)	(224,133)	(53,316)
Total	$(553,065)	$(713,880)	$(362,610)

The following table summarizes provision for income taxes in the accompanying consolidated financial statements for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current provision:
Federal	$4	$—	$(110)
State	624	521	(653)
Foreign	680	1,050	311
Total current provision	1,308	1,571	(452)
Deferred benefit:
Federal	—	(15)	—
State	—	(5)	—
Foreign	(245)	(356)	(240)
Total deferred benefit	(245)	(376)	(240)
Total current provision	$1,063	$1,195	$(692)

The following table summarizes the reconciliation between the Company’s effective tax rate and the income tax rate for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
Federal income tax rate	21.0%	21.0%	21.0%
State taxes	4.0	6.3	12.3
Research and development and other tax credits	6.6	3.3	3.1
Valuation allowance	(21.3)	(16.8)	(45.5)
Permanent differences	2.2	1.8	6.9
Sarepta International C.V. return to provision	—	—	(0.1)
Basis difference in subsidiary	—	(8.4)	—
Foreign rate differential	(12.9)	(7.4)	(0.9)
Other	0.2	—	3.4
Effective tax rate	(0.2)%	(0.2)%	0.2%

Permanent differences affecting the Company’s effective tax rate primarily include excess stock-based compensation tax deductions, net of non-deductible stock-based compensation and limitation on officer compensation deduction.

In February 2019, the Company exercised its option to acquire Myonexus. Accumulated costs of $253.7 million, associated with the Myonexus acquisition, were expensed for U.S. GAAP purposes. Of the $253.7 million in accumulated costs, $85.0 million relates to up-front and milestone payments as a result of the execution of the Warrant Agreement in May 2018 as well as certain development milestones being achieved or becoming probable of being achieved and $168.7 million relates to the exercise of the exclusive option to acquire Myonexus in February 2019. For U.S. income tax purposes, these costs are considered to be an investment in the subsidiary and are not currently deductible for tax purposes. The permanent difference related to this acquisition is separately stated in the rate reconciliation above.

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

The following table summarizes the analysis of the deferred tax assets and liabilities for each of the periods indicated:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$333,703	$304,033
Difference in depreciation and amortization	31,259	40,095
Research and development tax credits	159,917	103,806
Stock-based compensation	31,212	24,114
Lease liabilities	13,120	15,796
Deferred revenue	—	939
Capitalized inventory	35,959	18,255
Other	28,381	16,270
Total deferred tax assets	633,551	523,308
Deferred tax liabilities:
Right of use asset	(8,772)	(10,782)
Debt discount	(18,044)	(23,099)
Total deferred tax liabilities	(26,816)	(33,881)
Valuation allowance	(605,848)	(488,829)
Net deferred tax assets	$887	$598

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets, which are comprised principally of federal and state net operating loss carryforwards, research and development tax credit carryforwards, stock-based compensation expense, capitalized inventory, and intangibles. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of net federal and state deferred tax assets. Accordingly, a full valuation allowance of the U.S. net deferred tax asset had been established at December 31, 2020 and 2019. The net change in the valuation allowance for deferred tax assets was an increase of $117.0 million and $119.5 million for the years ended December 31, 2020 and 2019, respectively. This increase for the year ended December 31, 2020 was primarily due to the generation of federal and state net operating losses, income tax credits and an increase in capitalized inventory costs.

The Company generated foreign deferred tax assets mainly consisting of net operating loss carryforwards, stock-based compensation and unrealized gain/losses. Based upon the income projections in the majority of the foreign jurisdictions, the Company believes it will realize the benefit of its future deductible differences in these jurisdictions. As such, the Company has not recorded a valuation allowance against these foreign jurisdictions. Brazil, the Netherlands, Czech Republic and one of the entities in the United Kingdom have generated deferred tax assets, which consist of net operating loss carryforwards and stock-based compensation expense. The Company has concluded that it is more likely than not that we will not recognize the future benefits of the deferred tax assets, and accordingly, a full valuation allowance has been recorded against these foreign deferred tax assets. In 2019, the Company undertook an internal restructuring involving its subsidiary in Switzerland. The restructuring resulted in the utilization of all of its net operating loss carryforwards and the release of its previously established valuation allowance of $7.9 million.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $1,298.3 million and $872.3 million, respectively, available to reduce future taxable income. The federal and state net operating loss carry forwards of $581.3 million and $819.9 million will expire at various dates between 2021 and 2040. The federal and state net operating loss carryforwards of $717.0 million and $52.4 million, respectively, can be carried forward indefinitely. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code and similar state laws based on historical or future ownership changes and the value of the Company’s stock. Additionally, the Company has $111.9 million and $57.7 million of federal and state research and development credits, respectively, available to offset future taxable income. These federal and state research and development credits begin to expire between 2021 and 2040 and between 2021 and 2035, respectively. The Company also has foreign net operating loss carryforwards of $11.4 million, mainly derived from the net operating loss generated by its subsidiary in Brazil, which may be carried forward indefinitely.

The Company, or one of its subsidiaries, files income tax returns in the U.S., and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The follow table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for each of the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of the period	$41,753	$37,544	$5,134
Increase related to current year tax positions	6,722	4,275	2,164
Increase related to prior year tax positions	—	109	30,246
Decrease related to prior year tax positions	—	(175)	—
Balance at end of the period	$48,475	$41,753	$37,544

The balance of total unrecognized tax benefits at December 31, 2020, if recognized, would not affect the effective tax rate on income from continuing operations, due to a full valuation allowance against the Company’s U.S. deferred tax assets. The Company does not expect that the amount of unrecognized tax benefits to change significantly in the next twelve months. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. It had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2020 or 2019. No interest and/or penalties were recognized in 2019 or 2018.

The Company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax cost. Otherwise, the Company considers all of its foreign earnings to be permanently reinvested outside of the U.S. and has no plans to repatriate these foreign earnings to the U.S. The Company has no material unremitted earnings from its non-U.S. subsidiaries.

The Tax Cuts and Jobs Act created a new provision that certain income earned by foreign subsidiaries, known as global intangible low-tax income, must be included in the gross income of their U.S. shareholder. The Company has adopted a policy to account for this provision as a period cost.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in the United States on March 27, 2020. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions are not expected to have a significant impact on the Company’s financial results.

19. LEASES

The Company has real estate operating leases in Cambridge, Andover and Burlington, Massachusetts and Dublin and Columbus, Ohio that provide for scheduled annual rent increases throughout each lease’s term. The Company has also identified leases embedded in certain of its manufacturing and supply agreements as the Company determined that it controls the use of the facilities and related equipment therein. For more information related to manufacturing and supply agreements with Thermo Fisher Scientific, Inc. (“Thermo”) and Catalent, Inc. (“Catalent”), please refer to Note 21, Commitments.

The lease on all four dedicated clean room suites at Catalent and four of the eight dedicated clean room suites at Thermo commenced during 2020, which is when the dedicated clean room suites became available for use by the Company. Accordingly, the fixed and in-substance fixed contract consideration associated with the dedicated clean room suites was allocated to the lease and non-lease components. The lease component was determined based on the estimated standalone price of the leased clean rooms and the associated equipment based on available market and specific cost information. The non-lease component was determined using the residual estimation approach as the standalone price of the gene therapy manufacturing and supply services provided by both Catalent and Thermo is highly variable. Lease expense recognized prior to regulatory approval of the related product will be classified to research and development expense. Upon regulatory approval, lease expense will be classified to cost of inventory with the recognition in cost of sales as the sales of product occur.

The leases on the remaining four clean room suites at Thermo have not commenced as of December 31, 2020 because these clean room suites are not yet available for use by the Company. Accordingly, cumulative payments totaling $52.7 million made to Thermo as of December 31, 2020 have been recorded as other assets in the accompanying consolidated balance sheets, a portion of which will be considered in the initial measurement of the cost of the ROU asset at the lease commencement date, currently anticipated to occur in the first half of 2021.

As of December 31, 2020, ROU assets for operating leases were $91.8 million and operating lease liabilities were $101.3 million. The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2020:

For the Year Ended December 31, 2020
(in thousands)
Lease cost
Operating lease cost	$18,978
Variable lease cost	17,065
Total lease cost	$36,043

Other information
Operating lease payments	$19,344
Operating lease liabilities arising from obtaining ROU assets	59,327
Weighted average remaining lease term	4.6 years
Weighted average discount rate	7.6%

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2020:

As of December 31, 2020
(in thousands)
2021	$27,846
2022	25,513
2023	25,615
2024	25,430
2025	10,910
Thereafter	4,131
Total minimum lease payments	119,445
Less: imputed interest	(18,148)
Total operating lease liabilities	$101,297
Included in the consolidated balance sheet:
Current portion of lease liabilities within other current liabilities	$20,930
Lease liabilities	80,367
Total operating lease liabilities	$101,297

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

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Net loss	$(554,128)	$(715,075)	$(361,918)
Weighted-average common shares outstanding - basic	77,956	73,615	66,250
Effect of dilutive securities*	—	—	—
Weighted-average common shares outstanding - diluted	77,956	73,615	66,250
Net loss per share — basic and diluted	$(7.11)	$(9.71)	$(5.46)

*

For the years ended December 31, 2020, 2019 and 2018, stock options, RSAs, RSUs, SARs and ESPP to purchase approximately 9.0 million, 9.1 million and 9.1 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as they may be settled in cash or shares at the Company’s option. While the closing price on December 31, 2020, exceeded the conversion price of $73.42, the potential shares issuable under the 2024 Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method. In the period of conversion, the 2024 Notes will have no impact on diluted net loss if they are settled in cash and will have an impact on diluted earnings per share if the 2024 Notes are settled in shares upon conversion and when the Company is in an income position.

21. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The Company has entered into long-term contractual arrangements from time to time for the provision of goods and services.

Thermo Fisher Scientific, Inc.

The Company entered into a development, commercial manufacturing and supply agreement in June 2018 and, subsequently, entered into the first and second amendments in May 2019 and July 2020, respectively, with Thermo, formerly Brammer Bio MA, LLC (collectively, the “Thermo Supply Agreements”). Pursuant to the terms of the Thermo Supply Agreements, the Company has access to substantially all of the related facility’s capacity for the Company’s gene therapy programs, subject to certain minimum and maximum volume limitations. The term of the Thermo Supply Agreements will continue for a period of six years following the first regulatory approval of a product manufactured under the agreements. The term will automatically renew for successive two years unless the Company notifies Thermo of its intention not to renew (no less than twenty-four months prior to the expiration of the term). The Company also has the ability to terminate the agreement prior to expiration, subject to the payment of additional financial consideration.

The Company determined that the Thermo Supply Agreements contain a lease because the Company has the right to direct the use of the facility and related equipment therein. Refer to Note 19, Leases, for further information.

Catalent, Inc.

The Company entered into a manufacturing collaboration agreement and, subsequently, entered into a manufacturing and supply agreement with Catalent, formerly Paragon Biosciences, Inc. in October 2018 and February 2019, respectively (collectively, the “Catalent Agreements”). Pursuant to the terms of the Catalent Agreements, Catalent agreed to provide the Company with two dedicated clean room suites and an option to reserve two additional clean room suites for its gene therapy programs, subject to certain minimum and maximum volume limitations. In September 2019, the Company exercised the option to gain access to the two additional clean room suites. The Catalent Agreements will expire on December 31, 2024. The Company has the ability to terminate the Catalent Agreements prior to expiration, subject to the payment of additional financial consideration.

The Company determined that the Catalent Agreements contain a lease because the Company has the right to direct the use of the facility and related equipment therein. Refer to Note 19, Leases, for further information.

Aldevron, LLC

The Company entered into a clinical and commercial supply agreement in December 2018, as subsequently amended in June 2020, with Aldevron LLC (“Aldevron”) for the supply of plasmid DNA to fulfill its needs for gene therapy clinical trials and commercial supply (collectively, the “Aldevron Agreements”). Pursuant to the terms of the Aldevron Agreements, Aldevron agreed to reserve a certain amount of manufacturing capacity on a quarterly basis. In return, the Company is required to make advance payments to Aldevron related to the manufacturing capacity. The term of the Aldevron Agreements will expire on December 31, 2026. The Company has the option to extend the term of the Aldevron Agreements by one year if the Company delivers a written notice of its intention to extend to Aldevron no later than June 1, 2025. Both parties have the right to early terminate without additional penalty. The Company has determined that the Aldevron Agreements do not contain an embedded lease because it does not convey the right to control the use of Aldevron’s facility or related equipment therein.

As of December 31, 2020, the Company recorded $16.3 million in other current assets in the accompanying consolidated balance sheets related to the prepayments made to Aldevron. The prepayments will be credited back to the Company, until exhausted, for each batch of product delivered by Aldevron, in an amount equal to 50% of the batch invoice amount. The gross cost of batches purchased from Aldevron since inception of the agreement have been classified as research and development expense. In the event the Company does not expect services under the Aldevron Agreements to be rendered to fully exhaust any prepayments made to Aldevron, the applicable balance will be charged to expense at the time this determination is made.

The following table presents non-cancelable contractual obligations arising from long-term contractual arrangements, including obligations related to leases embedded in certain supply agreements:

As of December 31, 2020 (in thousands)
2021	$632,257
2022	208,485
2023	107,612
2024	105,932
2025	101,932
Thereafter	138,217
Total manufacturing commitments	$1,294,435

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Other Funding Commitments

The Company has several on-going clinical trials in various clinical trial stages. Its most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at the Company’s option. As of December 31, 2020, the Company has approximately $280.9 million in cancellable future commitments based on existing CRO contracts. For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $40.4 million, $31.6 million and $19.6 million, respectively, for expenditures incurred by CROs.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, effects from the use of therapeutics utilizing its technology, or others. For example, on September 15, 2020, REGENXBIO INC. (“RegenX”) and the Trustees of the University of Pennsylvania filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC (together, “Sarepta”), in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of cultured host cell technology to make adeno-associated virus (“AAV”) gene therapy products, including SRP-9001. Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes upon the ‘617 Patent asserted by RegenX. Plaintiffs seek injunctive relief, a judgment of infringement, an unspecified amount of damages that is no less than a reasonable royalty, a judgment of willful infringement, attorneys’ fees and costs, and such other relief as the court deems just and proper. On November 4, 2020, Sarepta moved to dismiss the case pursuant to Federal Rule of Civil Procedure 12(b)(6) based on the Safe Harbor provision of non-infringement contained in 35 U.S.C. § 271(e)(1). On December 16, 2020, Sarepta and RegenX both filed requests for oral argument.  The Court has not scheduled a date for the hearing. We are unable to provide an estimate of possible loss or range of possible loss.

22. SUBSEQUENT EVENT

Our third commercial product, AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), was granted accelerated approval by the FDA on February 25, 2021. AMONDYS 45 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene.

On February 25, 2021, the Company entered into an agreement to sell the rare pediatric disease PRV it received from the FDA in connection with the approval of AMONDYS 53 for consideration of $102.0 million. The closing of the transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. When the transaction closes, the net proceeds will be recorded as a gain from sale of the PRV as it does not have a carrying value at the time of the sale.

The Company has evaluated subsequent events from the date of the consolidated balance sheets through the date the consolidated financial statements were issued.

23. FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2020 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenues:
Products, net	$122,644	$121,429	$111,344	$100,448
Collaboration	22,494	22,495	26,019	13,226
Total revenues	145,138	143,924	137,363	113,674

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	22,404	15,015	13,341	12,622
Research and development	207,239	190,438	188,522	136,144
Selling, general and administrative	86,046	75,373	73,688	82,768
Amortization of in-licensed rights	165	166	165	166
Total cost and operating expenses	315,854	280,992	275,716	231,700
Operating loss	(170,716)	(137,068)	(138,353)	(118,026)
Other (loss) income:
Gain from sale on Priority Review Voucher	—	—	—	108,069
Loss on contingent consideration	—	(45,000)	—	—
Other expense, net	(17,769)	(14,335)	(12,447)	(7,420)
Total other (loss) income	(17,769)	(59,335)	(12,447)	100,649
Loss before income tax expense	(188,485)	(196,403)	(150,800)	(17,377)
Income tax expense	832	96	20	115
Net loss	$(189,317)	$(196,499)	$(150,820)	$(17,492)

Net loss per share - basic and diluted	$(2.40)	$(2.50)	$(1.93)	$(0.23)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	78,905	78,501	77,968	76,432

	2019 for Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands)
Revenues:
Products, net	$100,113	$99,041	$94,668	$87,011
Total revenues	100,113	99,041	94,668	87,011

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	15,567	13,037	15,919	12,063
Research and development	223,141	133,949	113,266	90,553
Selling, general and administrative	81,424	75,429	67,393	60,566
Acquired in-process research and development	—	—	173,240	—
Settlement and license charges	10,000	—	—	—
Amortization of in-licensed rights	200	216	217	216
Total cost and operating expenses	330,332	222,631	370,035	163,398
Operating loss	(230,219)	(123,590)	(275,367)	(76,387)
Other loss:
Other expense, net	(4,773)	(2,510)	(862)	(172)
Total other loss	(4,773)	(2,510)	(862)	(172)
Loss before income tax expense	(234,992)	(126,100)	(276,229)	(76,559)
Income tax expense	711	226	174	84
Net loss	$(235,703)	$(126,326)	$(276,403)	$(76,643)

Net loss per share - basic and diluted	$(3.16)	$(1.70)	$(3.74)	$(1.07)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	74,557	74,177	73,958	71,731