Form 10-Q
period 2021-03-31
Sarepta Therapeutics, Inc.
filed 2021-05-05
CIK 873303

Risks

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	79,774,575
(Class)	(Outstanding as of April 30, 2021)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of March 31, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,481,836	$1,502,648
Short-term investments	255,997	435,923
Accounts receivable	118,203	101,340
Inventory	240,333	231,961
Other current assets	174,981	213,324
Total current assets	2,271,350	2,485,196
Property and equipment, net	203,107	190,430
Intangible assets, net	14,124	13,628
Right of use assets	65,068	91,761
Other non-current assets	211,584	203,703
Total assets	$2,765,233	$2,984,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76,651	$111,090
Accrued expenses	180,636	193,553
Deferred revenue, current portion	89,244	89,244
Other current liabilities	18,205	22,139
Total current liabilities	364,736	416,026
Long-term debt	1,091,110	992,493
Lease liabilities, net of current portion	60,675	80,367
Deferred revenue, net of current portion	641,483	663,488
Contingent consideration	50,800	50,800
Other non-current liabilities	20,984	19,785
Total liabilities	2,229,788	2,222,959
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 79,748,109 and 79,374,247 issued and outstanding at March 31, 2021, and December 31, 2020, respectively	8	8
Additional paid-in capital	3,490,658	3,609,877
Accumulated other comprehensive (loss) income, net of tax	(3)	3
Accumulated deficit	(2,955,218)	(2,848,129)
Total stockholders’ equity	535,445	761,759
Total liabilities and stockholders’ equity	$2,765,233	$2,984,718

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Products, net	$124,926	$100,448
Collaboration	22,005	13,226
Total revenues	146,931	113,674

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	22,346	12,622
Research and development	195,149	136,144
Selling, general and administrative	71,131	82,768
Settlement and license charges	10,000	—
Amortization of in-licensed rights	170	166
Total cost and expenses	298,796	231,700
Operating loss	(151,865)	(118,026)

Other (loss) income:
Other expense, net	(15,528)	(7,420)
Gain from sale of Priority Review Voucher	—	108,069
Total other (loss) income	(15,528)	100,649

Loss before income tax (benefit) expense	(167,393)	(17,377)
Income tax (benefit) expense	(143)	115
Net loss	(167,250)	(17,492)

Other comprehensive (loss) income:
Unrealized (losses) gains on investments, net of tax	(6)	574
Total other comprehensive (loss) income	(6)	574
Comprehensive loss	$(167,256)	$(16,918)

Net loss per share - basic and diluted	$(2.10)	$(0.23)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	79,454	76,432

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	79,374	$8	$3,609,877	$3	$(2,848,129)	$761,759
Cumulative effect of accounting change to adopt ASU 2020-06	—	—	(156,953)	—	60,161	(96,792)
Exercise of options for common stock	108	—	4,683	—	—	4,683
Vest of restricted stock units	204	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	4,543	—	—	4,543
Stock-based compensation	—	—	28,508	—	—	28,508
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(167,250)	(167,250)
Balance at March 31, 2021	79,748	$8	$3,490,658	$(3)	$(2,955,218)	$535,445

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	75,185	$8	$3,112,130	$50	$(2,294,001)	$818,187
Exercise of options for common stock	97	—	3,687	—	—	3,687
Vest of restricted stock units	98	—	—	—	—	—
Issuance of common stock to Roche, net of issuance costs	2,522	—	312,053	—	—	312,053
Issuance of common stock under employee stock purchase plan	56	—	3,795	—	—	3,795
Stock-based compensation	—	—	24,024	—	—	24,024
Unrealized gains from available-for-sale securities, net of tax	—	—	—	574	—	574
Net loss	—	—	—	—	(17,492)	(17,492)
Balance at March 31, 2020	77,958	$8	$3,455,689	$624	$(2,311,493)	$1,144,828

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(167,250)	$(17,492)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	8,930	6,529
Reduction in the carrying amounts of the right of use assets	2,220	2,153
Amortization of investment discount	(82)	(1,284)
Non-cash interest expense	1,816	6,342
Stock-based compensation	28,508	24,024
Gain from sale of Priority Review Voucher, net of commission	—	(108,069)
Other	2,774	(1,381)
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(16,863)	(15,996)
Net increase in inventory	(8,372)	(1,789)
Net decrease (increase) in other assets	34,915	(27,966)
Net (decrease) increase in deferred revenue	(22,005)	820,437
Net decrease in accounts payable, accrued expenses and other liabilities	(44,962)	(57,718)
Net cash (used in) provided by operating activities	(180,371)	627,790

Cash flows from investing activities:
Purchase of property and equipment	(21,149)	(9,120)
Purchase of available-for-sale securities	(29,989)	(365,437)
Maturity and sale of available-for-sale securities	210,000	250,000
Proceeds from sale of Priority Review Voucher, net of commission	—	108,069
Other	(2,196)	(1,192)
Net cash provided by (used in) investing activities	156,666	(17,680)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	9,226	7,482
Taxes paid related to net share settlement of equity awards	(6,333)	(4,798)
Proceeds from issuance of common stock to Roche, net of offering costs	—	316,338
Net cash provided by financing activities	2,893	319,022

(Decrease) increase in cash, cash equivalents and restricted cash	(20,812)	929,132

Cash, cash equivalents and restricted cash:
Beginning of period	1,511,713	843,645
End of period	$1,490,901	$1,772,777

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,481,836	$1,764,212
Restricted cash in other assets	9,065	8,565
Total cash, cash equivalents and restricted cash	$1,490,901	$1,772,777

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,688	$5,385
Supplemental schedule of non-cash investing activities and financing activities:
Intangible assets and property and equipment included in accrued expenses	$5,729	$6,154
Lease liabilities arising from obtaining right of use assets	$901	$24,783
Lease liabilities terminated	$19,967	$—
Issuance costs related to the Roche Collaboration in accrued expenses	$—	$4,285

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

Its products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) and AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016, December 12, 2019 and February 25, 2021, respectively. EXONDYS 51, VYONDYS 53 and AMONDYS 45 are indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively. EXONDYS 51, VYONDYS 53 and AMONDYS 45 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45, respectively, of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

As of March 31, 2021, the Company had approximately $1,747.1 million of cash, cash equivalents and investments, consisting of $1,481.8 million of cash and cash equivalents, $256.0 million of short-term investments, and $9.3 million of long-term restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with the U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on March 1, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2021, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 45 and 150 days. Three individual customers accounted for 49%, 40 % and 7% of net product revenues for the three months ended March 31, 2021 and 44%, 40 % and 12% of net product revenues for the three months ended March 31, 2020. Three individual customers accounted for 49%, 40% and 7% of accounts receivable from product sales as of March 31, 2021 and 45%, 41% and 9% of accounts receivable from product sales as of December 31, 2020. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. As of March 31, 2021, the Company believes that such customers are of high credit quality.

As of March 31, 2021, the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2020.

  There have not been any material changes to the Company’s accounting policies through March 31, 2021, other than those noted below relating to the adoption of ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.”

Recent Accounting Pronouncements

Recently adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s senior notes due on November 15, 2024 (the “2024 Notes”), will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.

The Company has elected to early adopt this guidance on January 1, 2021, using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change removed the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. Interest expense of the 2024 Notes will be lower as a result of adoption of this guidance. The if-converted method for such instruments will be used to compute diluted net earnings per share if and when profitability is achieved. As a result of the adoption of this guidance, interest expense and net loss was reduced by $5.4 million for the three months ended March 31, 2021, which was $0.07 per share.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new guidance was effective beginning January 1, 2021. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

3. LICENSE AND COLLABORATION AGREEMENTS

Roche Holding A.G.

For the three months ended March 31, 2021 and 2020, the Company recognized $22.0 million and $13.2 million of collaboration revenue, respectively, associated with the license, collaboration and option agreement (the “Roche Agreement”) with Roche Holding A.G. (“Roche”). As of March 31, 2021, the Company has total deferred revenue of $730.7 million associated with the Roche Agreement, of which $89.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the options to acquire ex-U.S. rights to certain DMD-specific programs was $485.0 million as of March 31, 2021.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three months ended March 31, 2021 and 2020, costs reimbursable by Roche and reflected as a reduction to operating expenses were $13.4 million and $16.4 million, respectively. As of March 31, 2021, there was $15.1 million of collaboration receivable included in other current assets.

BioMarin Pharmaceutical, Inc.

The FDA approval of AMONDYS 45 (casimersen) in February 2021 resulted in a settlement charge to BioMarin Pharmaceutical, Inc. (“BioMarin”) under the terms of the previous settlement agreement with BioMarin. This amount, which was expensed as incurred, is separately presented in the statement of operations for the three months ended March 31, 2021.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to preclinical development programs, and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $14.0 million in research milestone payments. Under these agreements, there are $237.0 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the sales of the developed products upon commercialization. As of March 31, 2021, the Company has not exercised any options nor have any research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of March 31, 2021, the Company may be obligated to make up to $3.9 billion in future development, regulatory, commercial and up-front royalty milestone payments associated with its license and collaboration agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of March 31, 2021, which are discussed above. For the three months ended March 31, 2021 and 2020, the Company recognized up-front, development milestone, settlement and other expenses of $14.0 million and $8.5 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In February 2021, the Company entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“PRV”) it received from the FDA in connection with the approval of AMONDYS 45 for consideration of $102.0 million. The closing of the transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. The transaction closed on April 13, 2021 and the net proceeds will be recorded as a gain from sale of the PRV as it does not have a carrying value at the time of the sale during the quarter ended June 30, 2021.

In February 2020, the Company entered into an agreement to sell the rare pediatric disease PRV it received from the FDA in connection with the approval of VYONDYS 53. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, the Company completed its sale of the PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$1,053,383	$1,053,383	$—	$—
Government and government agency bonds	359,029	359,029	—	—
Strategic equity investments	40,640	3,740	—	36,900
Certificates of deposit	250	250	—	—
Total assets	$1,453,302	$1,416,402	$—	$36,900

Liabilities
Contingent consideration	$50,800	$—	$—	$50,800
Total liabilities	$50,800	$—	$—	$50,800

	Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$629,440	$629,440	$—	$—
Government and government agency bonds	1,037,981	1,037,981	—	—
Strategic equity investments	38,799	3,699	—	35,100
Certificates of deposit	250	250	—	—
Total assets	$1,706,470	$1,671,370	$—	$35,100

Liabilities
Contingent consideration	$50,800	$—	$—	$50,800
Total liabilities	$50,800	$—	$—	$50,800

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, the Company’s strategic investment in Lysogene S.A. and certificates of deposit. Certain of the government and government agency bonds are publicly traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2021.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) and strategic investments in Series A and Series B preferred stock of two other private companies. For more information related to Lacerta, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes option pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investment in the other two private companies are recorded at fair value at the time of purchase as measured by their respective investment cost. At the end of each reporting period, the fair value of investments in equity securities will be adjusted if the issuers were to issue similar or identical equity securities or when there is a triggering event for impairment. There were no changes in the fair value of the strategic investments during the three months ended March 31, 2021, other than the additional investment of $1.8 million in Series B preferred stock of a private company.

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relate to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone or shorten or lengthen the time required to achieve the milestone would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

There were no transfers between levels 1, 2 and 3 during the three months ended March 31, 2021. For the three months ended March 31, 2021, there have been no changes to the fair value of the contingent consideration liability. As of March 31, 2021, the contingent consideration was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheets.

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

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Money market funds	$1,053,383	$629,440
Government and government agency bonds	103,032	602,058
Total	$1,156,415	$1,231,498

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2021 and December 31, 2020 was approximately one and two months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments as of the periods indicated:

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$1,378,804	$—	$—	$1,378,804
Government and government agency bonds	359,013	16	—	359,029
Total cash, cash equivalents and investments	$1,737,817	$16	$—	$1,737,833
As reported:
Cash and cash equivalents	$1,481,836	$—	$—	$1,481,836
Short-term investments	255,981	16	—	255,997
Total cash, cash equivalents and investments	$1,737,817	$16	$—	$1,737,833

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$900,590	$—	$—	$900,590
Government and government agency bonds	1,037,959	22	—	1,037,981
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571
As reported:
Cash and cash equivalents	$1,502,639	$9	$—	$1,502,648
Short-term investments	435,910	13	—	435,923
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571

7. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the Company’s product revenues, net by product for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
EXONDYS 51	$107,185	$98,183
VYONDYS 53	17,548	2,265
AMONDYS 45	193	—
Product revenues, net	$124,926	$100,448

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Product sales receivable, net of discounts and allowances	$117,733	$100,870
Government contract receivables	470	470
Total accounts receivable, net	$118,203	$101,340

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2020	$2,281	$41,771	$1,949	$4,969	$50,970
Provision	2,085	14,907	1,844	3,191	22,027
Payments/credits	(3,969)	(9,108)	(1,432)	(2,619)	(17,128)
Balance, as of March 31, 2021	$397	$47,570	$2,361	$5,541	$55,869

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2019	$588	$44,738	$1,506	$4,671	$51,503
Provision	2,435	12,083	1,373	2,103	17,994
Payments/credits	(2,336)	(10,979)	(1,291)	(4,023)	(18,629)
Balance, as of March 31, 2020	$687	$45,842	$1,588	$2,751	$50,868

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Reduction to accounts receivable	$7,421	$8,352
Component of accrued expenses	48,448	42,618
Total reserves	$55,869	$50,970

8. INVENTORY

The following table summarizes the components of the Company’s inventory for the periods indicated:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Raw materials	$62,244	$71,717
Work in progress	149,811	139,704
Finished goods	28,278	20,540
Total inventory	$240,333	$231,961

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Manufacturing-related deposits and prepaids	$114,659	$134,430
Prepaid clinical and pre-clinical expenses	17,539	16,224
Collaboration receivable	15,105	34,184
Prepaid maintenance services	8,063	6,411
Prepaid research expenses	4,620	5,854
Prepaid income tax	3,930	4,939
Leasehold improvement receivable	3,059	3,059
Prepaid insurance	2,637	4,158
Other	5,369	4,065
Total other current assets	$174,981	$213,324

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Manufacturing-related deposits and prepaids	$156,413	$148,525
Strategic investments	40,640	38,799
Restricted cash and investments	9,315	9,315
Prepaid clinical expenses	2,124	3,395
Other	3,092	3,669
Total other non-current assets	$211,584	$203,703

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Product revenue related reserves	$48,448	$42,618
Accrued contract manufacturing costs	34,556	36,543
Accrued clinical and pre-clinical costs	24,580	22,169
Accrued employee compensation costs	23,520	50,803
Accrued professional fees	10,990	10,221
Accrued milestone expense	9,377	9,380
Accrued collaboration cost sharing	8,962	3,516
Accrued royalties	8,019	7,793
Accrued property and equipment	5,056	4,993
Accrued interest expense	3,182	1,045
Other	3,946	4,472
Total accrued expenses	$180,636	$193,553

11. INDEBTEDNESS

2024 Convertible Notes

On November 14, 2017, the Company issued $570.0 million senior notes due on November 15, 2024 (the “2024 Notes”). The 2024 Notes were issued at face value and bear interest at the rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. The 2024 Notes contain customary covenants and events of default, occurrence of which permits the certain holders to accelerate all outstanding obligations, including principal and interest. The Company incurred $10.6 million of offering costs, which represents the total debt discount on the 2024 Notes at issuance. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the 2024 Notes.

Upon conversion, the Company may pay cash, shares of its common stock or a combination of cash and stock, as determined by the Company in its discretion. The 2024 Notes may be convertible into 7,763,552 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 13.621 shares per $1,000 principal amount of the 2024 Notes, which represents a conversion price of $73.42 per share, subject to adjustment under certain conditions. For more information related to the 2024 Notes, please read Note 13, Indebtedness of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Upon adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability measured at its amortized cost. The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced the accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. Interest expense of the 2024 convertible notes will be lower as a result of adoption of this guidance. The effective interest rate on the liability component of the 2024 Notes for the three months ended March 31, 2021 was 1.9%. For the three months ended March 31, 2021 and 2020, the interest expense related to the 2024 Notes was $2.7 million and $7.7 million, respectively. The fair value of the Company’s 2024 Notes as of March 31, 2021 was $735.0 million, based on open market trades and is classified as level 1 in the fair value hierarchy.

     December 2019 Term Loan

      There have been no material changes to the December 2019 Term Loan in the three months ended March 31, 2021. For more information related to the term loan, please read Note 13, Indebtedness of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes the Company’s debt facilities for the periods indicated:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Principal amount of the 2024 Notes	$569,993	$569,993
Unamortized discount - equity component	—	(98,721)
Unamortized discount - debt issuance costs	(7,913)	(6,510)
Net carrying value of 2024 Notes	562,080	464,762
Principal amount of the 2019 Term Loan	550,000	550,000
Unamortized discounts	(20,970)	(22,269)
Net carrying value of 2019 Term Loan	529,030	527,731
Total carrying value of debt facilities	$1,091,110	$992,493

The following table summarizes the total gross payments due under the Company’s debt arrangements:

As of March 31, 2021 (in thousands)
2021 (April-December)	$—
2022	—
2023	250,000
2024	869,993
2025	—
Thereafter	—
Total payments	$1,119,993

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2021		2020
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	1,359,637	$49.35	1,085,330	$56.80
Restricted stock units	689,367	$87.14	498,910	$114.28

Stock-based Compensation Expense

For the three months ended March 31, 2021 and 2020, total stock-based compensation expense was $28.5 million and $24.0 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2021	2020
Research and development	$11,126	$9,249
Selling, general and administrative	17,382	14,775
Total stock-based compensation expense	$28,508	$24,024

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2021	2020
Stock options	$17,019	$15,355
Restricted stock awards/units	9,931	6,745
Employee stock purchase plan	1,558	1,924
Total stock-based compensation expense	$28,508	$24,024

13. OTHER (LOSS) INCOME

The following table summarizes other (loss) income for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020

Interest expense	$(15,651)	$(13,615)
Interest income	59	2,139
Amortization of investment discount	136	2,964
Gain from sale of Priority Review Voucher	—	108,069
Other (expense) income, net	(72)	1,092
Total other (loss) income	$(15,528)	$100,649

14. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended March 31, 2021 and 2020, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(167,250)	$(17,492)
Weighted-average common shares outstanding - basic	79,454	76,432
Effect of dilutive securities*	—
Weighted-average common shares outstanding - diluted	79,454	76,432
Net loss per share - basic and diluted	$(2.10)	$(0.23)

*

For the three months ended March 31, 2021 and 2020, stock options, RSAs, RSUs, and ESPP to purchase 10.3 million and 10.5 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is more dilutive. During the three months ended March 31, 2021, the inclusion of the potential share settlement of the 2024 was anti-dilutive.

15. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of March 31, 2021 (in thousands)
2021 (April - December)	$523,673
2022	261,697
2023	224,980
2024	120,585
2025	114,531
Thereafter	207,325
Total manufacturing commitments*	$1,452,791

*

Total manufacturing commitments include both the Catalent and Thermo manufacturing and supply agreements. Related to the embedded leases at Catalent and Thermo , the Company has an ROU asset and a lease liability recorded on the unaudited condensed consolidated balance sheets as of March 31, 2021. For more information, please read Note 19, Leases of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

The Company has leases embedded in two of its manufacturing and supply agreements as the Company determined that it controls the use of clean room suites and the related equipment therein. During the three months ended March 31, 2021, the Company modified the terms of its manufacturing and supply agreement with Catalent, Inc. The modification decreased the Company’s right of use of certain dedicated clean room suites and reduced the fixed and in-substance fixed payments due over the remaining term of the agreement. The modification was accounted for as a partial lease termination, resulting in: (i) the derecognition of right of use assets of $22.8 million, (ii) the derecognition of lease liabilities of $20.0 million, and (iii) the recognition of a loss of $2.8 million, which is included in research and development expense.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to

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
•

estimated timelines and milestones for 2021 and beyond, including discussing with the U.S. Food and Drug Administration (“FDA”) the path for the commencement of Part B of Study 5051-201, announcing additional results from Part 2 of Study SRP-9001-102 in the first quarter of 2022, reporting expression and safety results from Study SRP-9001-103 in the second quarter of 2021, completing GMP runs for SRP-9003 in 2021, and seeking the FDA confirmation to initiate our pivotal trial for SRP-9003 in 2021;

•	our plan to expand our pipeline through internal research and development and through strategic transactions;
•	the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for our products in confirmatory trials;
•	our plan to evaluate future engagement with the European Medicines Agency (the “EMA”) on potential next steps for EMA approval of our products;
•	our ability to further secure long-term supply of our commercial products and our product candidates to satisfy our planned commercial, early access programs (“EAP”) and clinical needs;
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

We commercialize three products that were approved by the FDA: EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), was granted accelerated approval by the FDA on September 19, 2016. EXONDYS 51 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. EXONDYS 51 uses our phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene. VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), was granted accelerated approval by the FDA on December 12, 2019. VYONDYS 53 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene. AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), was granted accelerated approval by the FDA on February 25, 2021. AMONDYS 45 is indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene.

We are in the process of conducting various EXONDYS 51, VYONDYS 53 and AMONDYS 45 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of these products.

A summary description of our main product candidates, including those in collaboration with our strategic partners, is as follows:

•

SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of DMD in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201.  In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We will discuss with the FDA the path for the commencement of Part B of Study 5051-201.

•

SRP-9001 (DMD, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but  functional version of dystrophin.  A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated. In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions (Study 102).  We have dosed all 41 participants in that trial and are dosing participants in the crossover phase of the study. In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase).  We expect additional results from Part 2 of Study 102 in the first quarter of 2022.  We have completed dosing in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001, and expect to report expression and safety results from Study 103 in the second quarter of 2021.

•

SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have recently dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. We expect to complete GMP runs for SRP-9003 in 2021.  We also plan to seek FDA confirmation to initiate our pivotal trial in 2021.

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

For our commercial DMD program, we have worked with our existing CMOs to increase product capacity from mid-scale to large-scale. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of CMOs are able to fulfill these requirements, and are capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing capacity for our micro-dystrophin DMD gene therapy programs and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 micro-dystrophin DMD gene therapy program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as Charcot-Marie-Tooth (“CMT”) and other neuromuscular and CNS related disorders.

Manufacturers and suppliers of our commercial products and product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Cash, Cash Equivalents and Investments

As of March 31, 2021, we had approximately $1,747.1 million of cash, cash equivalents and investments, consisting of $1,481.8 million of cash and cash equivalents, $256.0 of short-term investments, and $9.3 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

We are continuing to assess the potential impact of the COVID-19 pandemic on our business, operations and financial condition and results. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, results of operations and financial condition due to the uncertainty of future developments. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. For additional information on the various risks posed by the COVID-19 pandemic, refer to the Risk Factors of this Quarterly Report on Form 10-Q.

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

Aside from the removal of valuation of product options as a critical accounting policy as of January 1, 2021, there have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
	2021	2020	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$124,926	$100,448	$24,478	24%
Collaboration	22,005	13,226	8,779	66%
Total revenues	146,931	113,674	33,257	29%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	22,346	12,622	9,724	77%
Research and development	195,149	136,144	59,005	43%
Selling, general and administrative	71,131	82,768	(11,637)	(14)%
Settlement and license charges	10,000	—	10,000	NM*
Amortization of in-licensed rights	170	166	4	2%
Total cost and expenses	298,796	231,700	67,096	29%
Operating loss	(151,865)	(118,026)	(33,839)	29%
Other (loss) income:
Other expense, net	(15,528)	(7,420)	(8,108)	109%
Gain from sale of Priority Review Voucher	—	108,069	(108,069)	(100)%
Total other (loss) income	(15,528)	100,649	(116,177)	(115)%

Loss before income tax (benefit) expense	(167,393)	(17,377)	(150,016)	NM*
Income tax (benefit) expense	(143)	115	(258)	(224)%
Net loss	$(167,250)	$(17,492)	$(149,758)	NM*

Net loss per share - basic and diluted	$(2.10)	$(0.23)	$(1.87)	NM*

*	NM = Not Meaningful

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

Net product revenues for our products for the three months ended March 31, 2021, increased by $24.5 million compared with the three months ended March 31, 2020. These increases primarily reflects increasing demand for our products in the U.S.

Collaboration revenue relates to our collaboration arrangement with Roche. For the three months ended March 31, 2021 and 2020, we recognized $22.0 million and $13.2 million of collaboration revenue, respectively. For more information, please read Note 3, Collaboration and License Agreements within our Annual Report on Form 10-K for the year ended December 31, 2020.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, and AMONDYS 45 by the FDA in September 2016, December 2019, and February 2021, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in the three months ended March 31, 2021, and VYONDYS 53 sold in the three months ended March 31, 2020, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For VYONDYS 53 sold in the three months ended March 31, 2021, and EXONDYS 51 sold in the three months ended March 31, 2021 and 2020, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $6.3 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively.

	For the Three Months Ended March 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$14,329	$6,221	$8,108	130%
Royalty payments	8,017	6,401	1,616	25%
Total cost of sales	$22,346	$12,622	$9,724	77%

The cost of sales for the three months ended March 31, 2021 increased by $9.7 million, or 77%, compared with the same period in 2020. The changes were primarily driven by the following:

•

$8.1 million increase in inventory costs related to products sold primarily as a result of increasing demand for our products as well as the write-offs of certain batches of our products not meeting our quality specifications for the three months ended March 31, 2021, with no similar activity for the three months ended March 31, 2020; and

•	$1.6 million increase in royalty payments to BioMarin and UWA reflects increasing demand for our products.

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

	For the Three Months Ended March 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$59,373	$44,069	$15,304	35%
Other gene therapies	33,955	15,196	18,759	123%
Casimersen (exon 45)	13,501	9,815	3,686	38%
Golodirsen (exon 53)	13,494	15,853	(2,359)	(15)%
PPMO platform	9,090	3,528	5,562	158%
Eteplirsen (exon 51)	6,510	5,810	700	12%
Collaboration cost-sharing	6,200	2,642	3,558	135%
Up-front, milestone, and other expenses	4,000	8,533	(4,533)	(53)%
Other projects	4,637	969	3,668	NM*
Internal research and development expenses	57,517	46,173	11,344	25%
Roche collaboration reimbursement	(13,128)	(16,444)	3,316	(20)%
Total research and development expenses	$195,149	$136,144	$59,005	43%

*	NM = Not Meaningful

	For the Three Months Ended March 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$89,321	$62,264	$27,057	43%
Compensation and other personnel expenses	30,196	26,119	4,077	16%
Clinical trial expenses	28,591	18,556	10,035	54%
Facility- and technology-related expenses	17,186	13,251	3,935	30%
Stock-based compensation	11,126	9,249	1,877	20%
Collaboration cost-sharing	6,200	2,642	3,558	135%
Pre-clinical expenses	5,236	642	4,594	NM*
Up-front, milestone, and other expenses	4,000	8,533	(4,533)	(53)%
Professional services	2,648	4,500	(1,852)	(41)%
Research and other	13,773	6,832	6,941	102%
Roche collaboration reimbursement	(13,128)	(16,444)	3,316	(20)%
Total research and development expenses	$195,149	$136,144	$59,005	43%

*	NM = Not Meaningful

Research and development expenses for the three months ended March 31, 2021, increased by $59.0 million, or 43%, compared with the three months ended March 31, 2020. The increase was primarily driven by the following:

•	$27.1 million increase in manufacturing expenses primarily due to a continuing ramp-up of our gene therapy programs;
•	$4.1 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$10.0 million increase in clinical trial expenses primarily due to increased patient enrollment for our ESSENCE program as well as certain start-up activities for our micro-dystrophin program;
•	$3.9 million increase in facility- and technology-related expenses due to our continuing expansion efforts;
•	$1.9 million increase in stock-based compensation expense primarily driven by increases in headcount and changes in stock price;
•	$3.6 million increase in collaboration cost sharing with Genethon on its micro-dystrophin drug candidates and Lysogene on its MPS IIIA drug candidate;
•	$4.6 million increase in pre-clinical expenses primarily due to an increase of toxicology studies in our PPMO platforms;
•

$4.5 million decrease in up-front, milestone and other expenses primarily due to $4.0 million of milestone expense incurred in the three months ended March 31, 2021, offset by $8.8 million of milestone expense accrued to an academic institution during the same period of 2020;

•	$1.9 million decrease in professional service expenses primarily due to a decrease in reliance on third-party research and development contractors as a result of an increase in hiring and headcount;
•	$6.9 million increase in research and other primarily driven by an increase in sponsored research with academic institutions during the three months ended March 31, 2021; and
•	$3.3 million increase in the offset to expense associated with a collaboration reimbursement from Roche primarily due to continuing development of our micro-dystrophin gene therapy.

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

	For the Three Months Ended March 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$28,129	$26,792	$1,337	5%
Stock-based compensation	17,382	14,775	2,607	18%
Professional services	15,518	31,124	(15,606)	(50)%
Facility- and technology-related expenses	7,350	7,050	300	4%
Other	2,986	3,027	(41)	(1)%
Roche collaboration reimbursement	(234)	—	(234)	NM*
Total selling, general and administrative expenses	$71,131	$82,768	$(11,637)	(14)%

*	NM = Not Meaningful

Selling, general and administrative expenses for the three months ended March 31, 2021 decreased by $11.6 million, or 14%, compared with the three months ended March 31, 2020. This was primarily driven by the following:

•	$1.3 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•	$2.6 million increase in stock-based compensation primarily due to increases in headcount and changes in stock price; and
•

$15.6 million decrease in professional services primarily due to a decrease in reliance on third-party selling, general and administrative contractors as a result of an increase in hiring and headcount, as well as a transaction fee for the Roche transaction incurred during the three months ended March 31, 2020, with no similar activity incurred during the three months ended March 31, 2021.

Settlement and License Charges

In February 2021, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of AMONDYS 45. This was a result of a settlement and license agreement with BioMarin in July 2017. There was no such expense recognized during the same period of 2020.

 Amortization of In-licensed Rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of approximately $6.6 million in 2017 as a result of the settlement and license agreements with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016, VYONDYS 53 in December 2019 and AMONDYS 45 in February 2021, we recorded an in-licensed right asset of $1.0 million, $0.5 million and $0.5 million, respectively, related to the license agreement with UWA. Each in-licensed right is being amortized on a straight-line basis over the life of the patent from the first commercial sale of each product. For both the three months ended March 31, 2021 and 2020, we recorded amortization of in-licensed rights of approximately $0.2 million.

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

For the three months ended March 31, 2021, other expense, net, increased by approximately $8.1 million compared with the three months ended March 31, 2020. The increase primarily reflected an increase in interest expense incurred on our term loan debt facilities due to an increase in the outstanding balance partially offset by a reduction of interest expense incurred on our convertible debt related to the adoption of ASU 2020-06, as well as a decrease in interest income and the amortization of investment discounts due to the investment mix of the Company’s investment portfolio. As a result of the adoption of ASU 2020-06, interest expense was reduced by $5.4 million for the three months ended March 31, 2021.

Gain from sale of Priority Review Voucher

In February 2021, we entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“PRV”) we received from the FDA in connection with the approval of AMONDYS 45 for consideration of $102.0 million. The closing of the transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. The transaction closed on April 13, 2021 and the net proceeds will be recorded as a gain from sale of the PRV as it does not have a carrying value at the time of the sale during the quarter ended June 30, 2021.

In February 2020, we entered into an agreement to sell the rare pediatric disease PRV we received from the FDA in connection with the approval of VYONDYS 53. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, we completed our sale of the PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

Income tax (benefit) expense

Income tax benefit for the three months ended March 31, 2021 was approximately $0.1 million. Income tax expense for the three months ended March 31, 2020 was approximately $0.1 million. Income tax (benefit) expense for all periods presented relate to state taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2021	As of December 31, 2020	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,481,836	$1,502,648	$(20,812)	(1)%
Short-term investments	255,997	435,923	(179,926)	(41)%
Restricted cash and investments	9,315	9,315	—	(—)%
Total cash, cash equivalents and investments	$1,747,148	$1,947,886	$(200,738)	(10)%

Borrowings:
Term loan	$529,030	$527,731	$1,299	(—)%
Convertible debt	562,080	464,762	97,318	21%
Total borrowings	$1,091,110	$992,493	$98,617	10%

Working capital
Current assets	$2,271,350	$2,485,196	$(213,846)	(9)%
Current liabilities	364,736	416,026	(51,290)	(12)%
Total working capital	$1,906,614	$2,069,170	$(162,556)	(8)%

For the periods ended March 31, 2021, and December 31, 2020, our principal sources of liquidity were primarily derived from our collaboration arrangement with Roche, net proceeds from sale of the PRV and product sales of our products. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The changes in our total borrowings reflect the adoption of ASU 2020-06 as of January 1, 2021, which resulted in the convertible debt being accounted for as a single liability measured at its amortized cost. For more information on the adoption and impact of ASU 2020-06, please read Note 11, Indebtedness. Our working capital changes reflect that current assets are lower primarily as a result of reductions in short-term investments, reflecting overall use of cash in operating activities. Our current liabilities decrease primarily reflects decreases in accounts payable due to decreased obligations as a result of our operating activities.

Our future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	our ability to continue to generate revenues from sales of EXONDYS 51, VYONDYS 53, AMONDYS 45 and potential future products;
•	the timing and costs associated with our expansion efforts;
•	the timing and costs of building out our manufacturing capabilities;
•	the timing of advanced payments related to our future inventory commitments and manufacturing obligations;
•	the timing and costs associated with our clinical trials and pre-clinical trials;
•	the attainment of milestones and our obligations to make milestone payments to Myonexus’ selling shareholders StrideBio, BioMarin, Lysogene, Lacerta, Nationwide, UWA and other institutions;
•	repayment of outstanding debt; and
•	the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

Cash Flows

	For the Three Months Ended
	March 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(180,371)	$627,790	$(808,161)	(129)%
Investing activities	156,666	(17,680)	174,346	NM*
Financing activities	2,893	319,022	(316,129)	(99)%
(Decrease) increase in cash and cash equivalents	$(20,812)	$929,132	$(949,944)	(102)%

*	NM = Not Meaningful

Operating Activities

Cash used in operating activities was $180.4 million for the three months ended March 31, 2021. Cash provided by operating activities for the three months ended March 31, 2020 was $627.8 million. The unfavorable change was primarily driven by the following items:

•

$41.7 million increase in net loss, excluding the gain from the sale of the PRV, primarily driven by an increase in research and development expense, offset by increases in net product revenues and collaboration revenue and a decrease in selling, general and administrative expense; and

•

$842.4 million net decrease in the change in deferred revenue primarily as a result of the collaboration arrangement with Roche being executed during the three months ended March 31, 2020, with no similar activity during the three months ended March 31, 2021.

The decreases were partially offset by:

•	$7.8 million net increase in non-cash adjustments; and
•	$68.2 million net decrease in use of operating assets and liabilities, excluding deferred revenue.

Investing Activities

Cash provided by investing activities was $156.7 million for the three months ended March 31, 2021. Cash used in investing activities was $17.7 million for the three months ended March 31, 2020. The favorable change was primarily driven by the following:

•	$335.4 million decrease in purchase of available-for-sale securities during the three months ended March 31, 2021.

The changes were partially offset by:

•	$108.1 million decrease in net proceeds from the sale of the PRV during the three months ended March 31, 2021;
•	$40.0 million decrease in proceeds from the sale or maturity of available-for-sale securities during the three months ended March 31, 2021; and
•	$12.0 million increase in purchase of property and equipment during the three months ended March 31, 2021.

Financing Activities

Cash provided by financing activities decreased by $316.1 million for the three months ended March 31, 2021 compared with the three months ended March 31, 2020, primarily driven by the following:

•	$316.3 million decrease in net proceeds from the issuance of common stock to Roche; and
•	$1.5 million increase in taxes paid related to net share settlement of equity awards.

The changes were partially offset by:

•	$1.7 million increase in proceeds from the exercise of options and the purchase of stock under our Employee Stock Purchase Program.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of March 31, 2021:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations (1)	$1,306,773	$55,949	$356,008	$894,816	$—
Lease obligations (2)	55,009	13,693	23,082	17,948	286
Manufacturing obligations (3)	1,452,791	628,067	412,429	218,792	193,503
Total contractual obligations and contingencies	$2,814,573	$697,709	$791,519	$1,131,556	$193,789

(1)	Interest is included.
(2)	Lease obligations only include real estate leases. The leases embedded in certain supply agreements are included in the manufacturing obligations.
(3)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51, VYONDYS 53 and AMONDYS 45, and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $3.9 billion of future development, regulatory, commercial and up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of March 31, 2021, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of March 31, 2021, we had approximately $1,747.1 million of cash, cash equivalents and investments, comprised of $1,481.8 million of cash and cash equivalents, $256.0 million of short-term investments and $9.3 million long-term restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2021, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
•

the sufficiency of our drug supply to meet commercial and clinical demands and standards, which are negatively impacted by various factors, including when our projections on the potential number of amenable patients and their average weight are inaccurate; the potential impacts of the COVID-19 pandemic; if regulatory requirements increase our drug supply needs; if our current drug supply is destroyed or negatively impacted at our manufacturing sites, storage sites or in transit; failure to meet cGMP requirements; or if we encounter delays expanding the number of patients on our products and portions of our products’ supply expire before sale;

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

In addition, the response to COVID-19 by healthcare providers has made it difficult for some patients to receive infusions or initiate treatment with our commercial products.  The need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could also impact the manufacturing, supply chain and distribution of our products and product candidates. For this and other reasons, such as delays in processing reauthorizations and modifications to program benefits by insurers, we expect that COVID-19 will reduce our revenue from commercial product sales. We experience significant fluctuations in sales of our products from period to period and, ultimately, we may never generate sufficient revenues from our products to reach or maintain profitability or sustain our anticipated levels of operations.

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

In some foreign countries, particularly Canada and the countries of Europe, Latin America and Asia Pacific, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take 12 to 24 months or longer after the receipt of regulatory approval and product launch. In order to obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to collect additional data, including conducting additional studies. Furthermore, several countries around the world have implemented government measures to either freeze or reduce pricing of pharmaceutical products. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, many foreign countries are referencing to other countries’ official public list price, hence an unsatisfactory price level in one country could consequently impinge negatively upon overall revenue.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi Sankyo (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, Audentes Therapeutics, Inc. (acquired by Astellas Pharma) pursuing AAV vector delivery of oligonucleotides (for exons 2, 51 and 53), PepGen (notably for exon 51) and BioMarin (BMN-351); (ii) gene therapies that express micro-dystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences (in partnership with Ultragenyx); (iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics, Editas Medicine and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics, BioPhytis, Mallinckrodt, Antisense Therapeutics and Edgewise Therapeutics.  Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.  Indeed, BioMarin recently announced it is pursuing IND enabling studies for BMN-351, an oligonucleotide therapy.  In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it recently announced that it intends to file a CTA for its exon 53 oligonucleotide, WVE-N531.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corp., Deciphera Pharmaceuticals, Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen, Moderna Therapeutics, Avidity, Dyne Therapeutics, Stoke Therapeutics, Fulcrum Therapeutics, Ultragenyx, Sanofi and PepGen. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen Inc., Arrowhead Pharmaceuticals, Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Catabasis, Capricor Therapeutics, Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), and Editas Medicine.

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

We have entered into multiple collaborations, including with Roche, Nationwide, Duke University, Genethon, StrideBio, University of Florida, Codiak BioSciences, Inc., Genevant Sciences, Dyno Therapeutics, Selecta Biosciences, and Hansa Biopharma. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or acquisitions, each of which involves numerous risks, including:

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials within the expected timeframe. Patient enrollment can be impacted by factors including, but not limited to:

•	design and complexity and/or commitment of participation required in the study protocol;
•	size of the patient population;
•	diagnostic capabilities within patient population;
•	eligibility criteria for the study in question;
•	clinical supply availability;
•	delays in participating site identification, qualification and subsequent activation to enroll;
•	perceived risks and benefits of the product candidate under study, including as a result of adverse effects observed in similar or competing therapies;
•	proximity and availability of clinical trial sites for prospective patients;
•	availability of competing therapies and clinical trials;
•	competition of site efforts to facilitate timely enrollment in clinical trials;
•	participating site motivation;
•	patient referral practices of physicians;
•	activities of patient advocacy groups;
•	ability to monitor patients adequately during and after treatment; and
•	severity of the disease under investigation.

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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting a marketing application to the regulatory agencies and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results is often delayed or prevented for a number of reasons, including, among others:

•	denial by the regulatory agencies of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold;
•	delays in filing or receiving approvals of additional INDs that may be required;
•	negative and/or unanticipated results from our ongoing non-clinical trials or clinical trials;
•	challenges in identifying, recruiting, enrolling and retaining patients to participate in clinical trials;
•	challenges with subject compliance within clinical trials;
•	timely and effectively contract with (under reasonable terms), manage and work with investigators, institutions, hospitals and the CROs/ vendors involved in the clinical trial;
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

•

difficulties obtaining institutional review board (“IRB”) approval, and equivalent (Ethics Committees or ECs) approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;

•	ensure adherence to trial designs and protocols agreed upon and approved by regulatory authorities and applicable legal and regulatory guidelines;
•	delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;
•	the occurrence of serious adverse events or unexpected drug-related side effects experienced by patients in a clinical trial or unexpected results in ongoing non-clinical trials;
•	delays in validating endpoints utilized in a clinical trial;

•	delays in validating outcome assessments needed in a clinical trial;
•	our inability to have formal meetings with the regulatory agencies or to interact with them on a regular basis;
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

We may be able to assert that certain activities engaged in by our competitors infringe on our current or future patent rights. To the extent that we enforce our patents, an alleged infringer may deny infringement and/or counter-claim that our patents are not valid, and if successful, could negatively impact our patent estate. We may not be able to successfully defend patents necessary to prevent competitors from commercializing competing product candidates. To the extent we assert infringement of a patent that covers a competing product as well as our own product(s), or such a patent is otherwise challenged without our initiation, the patent protection for our own product(s) could be materially adversely affected should an infringing competitor be successful challenging the validity of our patent.  Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage. Defending our patent positions may require significant financial resources and could negatively impact other Company objectives. Even if we successfully enforce our patent rights against a competitor, we may not be able to recover adequate damages or obtain other desired relief.

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

We recently had several executive management changes. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Risks Related to our Financial Condition and Capital Requirements

We have incurred operating losses since our inception and we may not achieve or sustain profitability.

We incurred an operating loss of $ 151.9 million for the period ended March 31, 2021. Our accumulated deficit was $3.0 billion as of March 31, 2021. Although we currently have two commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of March 31, 2021, there were approximately 79.7 million shares of common stock outstanding and outstanding awards to purchase 10.3 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2021, there were approximately 3.8 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.5 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.5 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

In 2017, we issued $570.0 million aggregate principal amount of Notes, pursuant to that certain indenture, dated as of November 14, 2019, between us, as issuer, and U.S. Bank National Association, as trustee. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Credit Agreement and the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the term loan under the Credit Agreement, which matures in 2023, and the Notes, which are non-callable and mature in 2024, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 5, 2021	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)