Form 10-Q
period 2021-06-30
Sarepta Therapeutics, Inc.
filed 2021-08-04
CIK 873303

Risks

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	79,844,654
(Class)	(Outstanding as of July 30, 2021)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of June 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,697,275	$1,502,648
Short-term investments	30,000	435,923
Accounts receivable	127,520	101,340
Inventory	268,756	231,961
Other current assets	141,666	213,324
Total current assets	2,265,217	2,485,196
Property and equipment, net	203,330	190,430
Intangible assets, net	14,105	13,628
Right of use assets	72,868	91,761
Other non-current assets	203,553	203,703
Total assets	$2,759,073	$2,984,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76,681	$111,090
Accrued expenses	240,141	193,553
Deferred revenue, current portion	89,244	89,244
Other current liabilities	18,956	22,139
Total current liabilities	425,022	416,026
Long-term debt	1,092,985	992,493
Lease liabilities, net of current portion	65,285	80,367
Deferred revenue, net of current portion	619,233	663,488
Contingent consideration	50,800	50,800
Other non-current liabilities	20,640	19,785
Total liabilities	2,273,965	2,222,959
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 79,830,411 and 79,374,247 issued and outstanding at June 30, 2021, and December 31, 2020, respectively	8	8
Additional paid-in capital	3,521,721	3,609,877
Accumulated other comprehensive income, net of tax	2	3
Accumulated deficit	(3,036,623)	(2,848,129)
Total stockholders’ equity	485,108	761,759
Total liabilities and stockholders’ equity	$2,759,073	$2,984,718

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Products, net	$141,839	$111,344	$266,765	$211,792
Collaboration	22,250	26,019	44,255	39,245
Total revenues	164,089	137,363	311,020	251,037

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	19,515	13,341	41,861	25,963
Research and development	239,622	188,522	434,771	324,666
Selling, general and administrative	72,347	73,688	143,478	156,456
Settlement and license charges	—	—	10,000	—
Amortization of in-licensed rights	179	165	349	331
Total cost and expenses	331,663	275,716	630,459	507,416
Operating loss	(167,574)	(138,353)	(319,439)	(256,379)

Other income (loss):
Gain from sale of Priority Review Voucher	102,000	—	102,000	108,069
Other expense, net	(16,185)	(12,447)	(31,713)	(19,867)
Total other income (loss)	85,815	(12,447)	70,287	88,202

Loss before income tax (benefit) expense	(81,759)	(150,800)	(249,152)	(168,177)
Income tax (benefit) expense	(354)	20	(497)	135
Net loss	(81,405)	(150,820)	(248,655)	(168,312)

Other comprehensive loss:
Unrealized gains (losses) on investments, net of tax	5	(618)	(1)	(44)
Total other comprehensive loss	5	(618)	(1)	(44)
Comprehensive loss	$(81,400)	$(151,438)	$(248,656)	$(168,356)

Net loss per share - basic and diluted	$(1.02)	$(1.93)	$(3.12)	$(2.18)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	79,746	77,968	79,601	77,200

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	79,374	$8	$3,609,877	$3	$(2,848,129)	$761,759
Cumulative effect of accounting change to adopt ASU 2020-06	—	—	(156,953)	—	60,161	(96,792)
Exercise of options for common stock	108	—	4,683	—	—	4,683
Vest of restricted stock units	204	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	4,543	—	—	4,543
Stock-based compensation	—	—	28,508	—	—	28,508
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(167,250)	(167,250)
Balance at March 31, 2021	79,748	$8	$3,490,658	$(3)	$(2,955,218)	$535,445
Exercise of options for common stock	72	—	3,526	—	—	3,526
Vest of restricted stock units	28	—	—	—	—	—
Shares withheld for taxes	(18)	—	(1,432)	—	—	(1,432)
Stock-based compensation	—	—	28,969	—	—	28,969
Unrealized losses from available-for-sale securities, net of tax	—	—	—	5	—	5
Net loss	—	—	—	—	(81,405)	(81,405)
Balance at June 30, 2021	79,830	$8	$3,521,721	$2	$(3,036,623)	$485,108

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	75,185	$8	$3,112,130	$50	$(2,294,001)	$818,187
Exercise of options for common stock	97	—	3,687	—	—	3,687
Vest of restricted stock units	98	—	—	—	—	—
Issuance of common stock to Roche, net of issuance costs	2,522	—	312,053	—	—	312,053
Issuance of common stock under employee stock purchase plan	56	—	3,795	—	—	3,795
Stock-based compensation	—	—	24,024	—	—	24,024
Unrealized gains from available-for-sale securities, net of tax	—	—	—	574	—	574
Net loss	—	—	—	—	(17,492)	(17,492)
Balance at March 31, 2020	77,958	$8	$3,455,689	$624	$(2,311,493)	$1,144,828
Exercise of options for common stock	449	—	21,860	—	—	21,860
Vest of restricted stock units, net of cancellations	25	—	—	—	—	—
Stock-based compensation	—	—	27,616	—	—	27,616
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(618)	—	(618)
Net loss	—	—	—	—	(150,820)	(150,820)
Balance at June 30, 2020	78,432	$8	$3,505,165	$6	$(2,462,313)	$1,042,866

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(248,655)	$(168,312)
Adjustments to reconcile net loss to cash flows from operating activities:
Gain from sale of Priority Review Voucher, net of commission	(102,000)	(108,069)
Depreciation and amortization	17,377	13,004
Reduction in the carrying amounts of the right of use assets	6,023	5,389
Amortization of investment discount	(101)	(1,928)
Non-cash interest expense	3,691	12,217
Stock-based compensation	57,477	51,640
Other	3,786	(800)
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(26,180)	(13,149)
Net increase in inventory	(36,795)	(8,271)
Net decrease (increase) in other assets	73,670	(44,309)
Net (decrease) increase in deferred revenue	(44,255)	794,484
Net increase (decrease) in accounts payable, accrued expenses and other liabilities	6,445	(11,709)
Net cash (used in) provided by operating activities	(289,517)	520,187

Cash flows from investing activities:
Purchase of property and equipment	(27,043)	(28,289)
Proceeds from sale of Priority Review Voucher, net of commission	102,000	108,069
Purchase of available-for-sale securities	(29,989)	(756,738)
Maturity and sale of available-for-sale securities	436,000	626,980
Other	(3,243)	(1,927)
Net cash provided by (used in) investing activities	477,725	(51,905)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	12,752	29,342
Taxes paid related to net share settlement of equity awards	(6,333)	(4,798)
Proceeds from issuance of common stock to Roche, net of offering costs	—	312,053
Net cash provided by financing activities	6,419	336,597

Increase in cash, cash equivalents and restricted cash	194,627	804,879

Cash, cash equivalents and restricted cash:
Beginning of period	1,511,713	843,645
End of period	$1,706,340	$1,648,524

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,697,275	$1,639,959
Restricted cash in other assets	9,065	8,565
Total cash, cash equivalents and restricted cash	$1,706,340	$1,648,524

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,780	$15,032
Supplemental schedule of non-cash investing activities and financing activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$7,760	$9,032
Shares withheld for tax included in accrued expenses	$1,432	$—
Lease liabilities arising from obtaining right of use assets	$10,582	$37,586
Lease liabilities terminated	$19,967	$—

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

Its products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) and AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016, December 12, 2019 and February 25, 2021, respectively. Indicated for the treatment of DMD in patients who have a confirmed mutation of the DMD gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

As of June 30, 2021, the Company had approximately $1,736.6 million of cash, cash equivalents and investments, consisting of $1,697.3 million of cash and cash equivalents, $30.0 million of short-term investments, and $9.3 million of long-term restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with the U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on March 1, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2021, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 45 and 150 days. Three individual customers accounted for 46%, 40% and 11% of net product revenues for the three months ended June 30, 2021 and 48%, 40% and 9% of net product revenues for the six months ended June 30, 2021. Three individual customers accounted for 50%, 39% and 10% of product revenues for the three months ended June 30, 2020 and 47%, 40% and 11% of net product revenues for the six months ended June 30, 2020. Three individual customers accounted for 47%, 39% and 10% of accounts receivable from product sales as of June 30, 2021 and 45%, 41% and 9% of accounts receivable from product sales as of December 31, 2020. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. As of June 30, 2021, the Company believes that such customers are of high credit quality.

As of June 30, 2021, the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2020.

There have not been any material changes to the Company’s accounting policies through June 30, 2021, other than those noted below relating to the adoption of ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.”

Recent Accounting Pronouncements

Recently adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s senior notes due on November 15, 2024 (the “2024 Notes”), will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company elected to early adopt this guidance on January 1, 2021, using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change removed the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. Interest expense of the 2024 Notes will be lower as a result of adoption of this guidance. The if-converted method for such instruments will be used to compute diluted net earnings per share if and when profitability is achieved. As a result of the adoption of this guidance, interest expense and net loss was reduced by $5.5 million and $11.0 million, or $0.07 and $0.14 per share, respectively, for the three and six months ended June 30, 2021.

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

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For the three and six months ended June 30, 2021, the Company recognized $22.3 million and $44.3 million of collaboration revenue, respectively, associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). For the three and six months ended June 30, 2020, the Company recognized $26.0 million and $39.2 million, respectively, of collaboration revenue primarily related to the Roche Agreement. As of June 30, 2021, the Company has total deferred revenue of $708.5 million associated with the Roche Agreement, of which $89.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the options to acquire ex-U.S. rights to certain DMD-specific programs was $485.0 million as of June 30, 2021.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and six months ended June 30, 2021, costs reimbursable by Roche and reflected as a reduction to operating expenses were $18.0 million and $31.4 million, respectively. For the three and six months ended June 30, 2020, costs reimbursable by Roche and reflected as a reduction to operating expenses were $8.9 million and $25.4 million, respectively. As of June 30, 2021, there was $17.7 million of collaboration receivable included in other current assets.

Nationwide Children’s Hospital

In December 2016, the Company entered into an exclusive option agreement with Nationwide Children’s Hospital (“Nationwide”) from which the Company obtained an exclusive right to acquire a worldwide license of the micro-dystrophin gene therapy technology for DMD and Becker muscular dystrophy. In October 2018, the Company exercised the option and entered into a license agreement with Nationwide, which granted the Company exclusive worldwide rights to develop, manufacture and commercialize a micro-dystrophin gene therapy product candidate. In July 2021, the Company entered into an agreement with Nationwide to settle a dispute relating to a sublicense payment owed by the Company resulting from the upfront payment received from Roche under the Roche Agreement. The total sublicense payment payable to Nationwide under the agreement is $38.0 million, which was paid in July 2021. Approximately $9.3 million of this amount was previously accrued as of December 31, 2020 with the remaining $28.7 million accrued during the three months ended June 30, 2021. The expense relating to this payment is recognized to research and development expense. As a result of this payment, the Company has no further financial obligations to Nationwide resulting from the upfront payment received under the Roche Agreement.

BioMarin Pharmaceutical, Inc.

The FDA approval of AMONDYS 45 (casimersen) in February 2021 resulted in a settlement charge to BioMarin Pharmaceutical, Inc. (“BioMarin”) of $10.0 million under the terms of the previous settlement agreement with BioMarin. This amount, which was expensed to operations as incurred, is separately presented as settlement and license charges in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2021.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to preclinical development programs, and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $11.0 million in research milestone payments. Under these agreements, there are $237.0 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the sales of the developed products upon commercialization. As of June 30, 2021, the Company has not exercised any options nor have any research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of June 30, 2021, the Company may be obligated to make up to $3.9 billion in future development, regulatory, commercial and up-front royalty milestone payments associated with its license and collaboration agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of June 30, 2021, which are discussed above. For the three and six months ended June 30, 2021, the Company recognized up-front, development milestone, settlement and other expenses of $31.7 million and $45.7 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss, inclusive of the expenses discussed above. For the three and six months ended June 30, 2020, the Company recognized up-front, development milestone, and other expenses of $12.8 million and $21.3 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In February 2021, the Company entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“PRV”) it received from the FDA in connection with the approval of AMONDYS 45. Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, the Company completed its sale of the PRV and received proceeds of $102.0 million, with no commission costs, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$1,382,337	$1,382,337	$—	$—
Government and government agency bonds	30,000	30,000	—	—
Strategic equity investments	39,971	3,071	—	36,900
Certificates of deposit	250	250	—	—
Total assets	$1,452,558	$1,415,658	$—	$36,900

Liabilities
Contingent consideration	$50,800	$—	$—	$50,800
Total liabilities	$50,800	$—	$—	$50,800

	Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$629,440	$629,440	$—	$—
Government and government agency bonds	1,037,981	1,037,981	—	—
Strategic equity investments	38,799	3,699	—	35,100
Certificates of deposit	250	250	—	—
Total assets	$1,706,470	$1,671,370	$—	$35,100

Liabilities
Contingent consideration	$50,800	$—	$—	$50,800
Total liabilities	$50,800	$—	$—	$50,800

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, government and government agency bonds, the Company’s strategic investment in Lysogene S.A. and certificates of deposit. Certain of the government and government agency bonds are publicly traded fixed income securities and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2021.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) and strategic investments in Series A and Series B preferred stock of two other private companies. For more information related to Lacerta, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes option pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investment in the other two private companies are recorded at fair value at the time of purchase as measured by their respective investment cost. At the end of each reporting period, the fair value of investments in equity securities will be adjusted if the issuers were to issue similar or identical equity securities or when there is a triggering event for impairment. There were no changes in the fair value of the strategic investments during the six months ended June 30, 2021, other than the additional investment of $1.8 million in Series B preferred stock of a private company.

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

There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2021. For the six months ended June 30, 2021, there have been no changes to the fair value of the contingent consideration liability. As of June 30, 2021, the contingent consideration was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheets.

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

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Money market funds	$1,382,337	$629,440
Government and government agency bonds	—	602,058
Total	$1,382,337	$1,231,498

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2021 and December 31, 2020 was approximately one and two months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments as of the periods indicated:

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$1,697,275	$—	$—	$1,697,275
Government and government agency bonds	30,000	—	—	30,000
Total cash, cash equivalents and investments	$1,727,275	$—	$—	$1,727,275
As reported:
Cash and cash equivalents	$1,697,275	$—	$—	$1,697,275
Short-term investments	30,000	—	—	30,000
Total cash, cash equivalents and investments	$1,727,275	$—	$—	$1,727,275

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$900,590	$—	$—	$900,590
Government and government agency bonds	1,037,959	22	—	1,037,981
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571
As reported:
Cash and cash equivalents	$1,502,639	$9	$—	$1,502,648
Short-term investments	435,910	13	—	435,923
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571

7. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the Company’s product revenues, net by product for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
EXONDYS 51	$112,461	$104,347	$219,646	$202,530
VYONDYS 53	22,442	6,997	39,990	9,262
AMONDYS 45	6,936	—	7,129	—
Product revenues, net	$141,839	$111,344	$266,765	$211,792

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Product sales receivable, net of discounts and allowances	$127,050	$100,870
Government contract receivables	470	470
Total accounts receivable, net	$127,520	$101,340

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2020	$2,281	$41,771	$1,949	$4,969	$50,970
Provision	5,665	33,221	4,005	6,848	49,739
Payments/credits	(6,887)	(26,992)	(3,533)	(7,236)	(44,648)
Balance, as of June 30, 2021	$1,059	$48,000	$2,421	$4,581	$56,061

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2019	$588	$44,738	$1,506	$4,671	$51,503
Provision	4,480	25,664	2,952	4,349	37,445
Payments/credits	(4,427)	(27,617)	(2,796)	(5,719)	(40,559)
Balance, as of June 30, 2020	$641	$42,785	$1,662	$3,301	$48,389

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Reduction to accounts receivable	$6,908	$8,352
Component of accrued expenses	49,153	42,618
Total reserves	$56,061	$50,970

8. INVENTORY

The following table summarizes the components of the Company’s inventory for the periods indicated:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Raw materials	$47,774	$71,717
Work in progress	191,511	139,704
Finished goods	29,471	20,540
Total inventory	$268,756	$231,961

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Manufacturing-related deposits and prepaids	$87,802	$134,430
Collaboration receivable	17,685	34,184
Prepaid clinical and pre-clinical expenses	13,228	16,224
Prepaid maintenance services	6,695	6,411
Prepaid research expenses	4,738	5,854
Leasehold improvement receivable	3,059	3,059
Prepaid insurance	2,660	4,158
Prepaid income tax	894	4,939
Other	4,905	4,065
Total other current assets	$141,666	$213,324

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Manufacturing-related deposits and prepaids	$148,774	$148,525
Strategic investments	39,971	38,799
Restricted cash and investments	9,315	9,315
Prepaid clinical expenses	2,077	3,395
Other	3,416	3,669
Total other non-current assets	$203,553	$203,703

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Accrued contract manufacturing costs	$70,453	$36,543
Product revenue related reserves	49,153	42,618
Accrued milestone and license expense	38,109	9,380
Accrued employee compensation costs	31,222	50,803
Accrued clinical and pre-clinical costs	25,284	22,169
Accrued royalties	9,201	7,793
Accrued professional fees	8,648	10,221
Accrued collaboration cost sharing	1,494	3,516
Accrued property and equipment	1,186	4,993
Accrued interest expense	1,045	1,045
Other	4,346	4,472
Total accrued expenses	$240,141	$193,553

11. INDEBTEDNESS

2024 Convertible Notes

On November 14, 2017, the Company issued $570.0 million senior notes due on November 15, 2024. The 2024 Notes were issued at face value and bear interest at the rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. The 2024 Notes contain customary covenants and events of default, occurrence of which permits the certain holders to accelerate all outstanding obligations, including principal and interest. The Company incurred $10.6 million of offering costs, which represents the total debt discount on the 2024 Notes at issuance. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the 2024 Notes.

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

Upon adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability measured at its amortized cost. The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced the accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. Interest expense of the 2024 convertible notes will be lower as a result of adoption of this guidance. The effective interest rate on the liability component of the 2024 Notes for both the three and six months ended June 30, 2021 was 1.9%. For the three and six months ended June 30, 2021, the interest expense related to the 2024 Notes was $2.7 million and $5.3 million, respectively. For the three and six months ended June 30, 2020, the interest expense related to the 2024 Notes was $7.8 million and $15.5 million, respectively. The fair value of the Company’s 2024 Notes as of June 30, 2021 was $770.4 million, based on open market trades and is classified as Level 1 in the fair value hierarchy.

December 2019 Term Loan

There have been no material changes to the December 2019 Term Loan in the three and six months ended June 30, 2021. For more information related to the term loan, please read Note 13, Indebtedness of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes the Company’s debt facilities for the periods indicated:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Principal amount of the 2024 Notes	$569,993	$569,993
Unamortized discount - equity component	—	(98,721)
Unamortized discount - debt issuance costs	(7,384)	(6,510)
Net carrying value of 2024 Notes	562,609	464,762
Principal amount of the 2019 Term Loan	550,000	550,000
Unamortized discounts	(19,624)	(22,269)
Net carrying value of 2019 Term Loan	530,376	527,731
Total carrying value of debt facilities	$1,092,985	$992,493

The following table summarizes the total gross payments due under the Company’s debt arrangements:

As of June 30, 2021
(in thousands)
2021 (July-December)	$—
2022	—
2023	250,000
2024	869,993
2025	—
Thereafter	—
Total payments	$1,119,993

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	72,110	$39.79	73,494	$73.16	1,431,747	$48.87	1,158,824	$57.84
Restricted stock units	37,240	$75.30	44,527	$143.84	726,607	$86.53	543,437	$116.70

Stock-based Compensation Expense

For the three months ended June 30, 2021 and 2020, total stock-based compensation expense was $29.0 million and $27.6 million, respectively. For the six months ended June 30, 2021 and 2020, total stock-based compensation expense was $57.5 million and $51.6 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$12,860	$11,140	$23,986	$20,389
Selling, general and administrative	16,109	16,476	33,491	31,251
Total stock-based compensation expense	$28,969	$27,616	$57,477	$51,640

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	$17,587	$17,848	$34,606	$33,203
Restricted stock awards/units	10,573	8,352	20,504	15,097
Employee stock purchase plan	809	1,416	2,367	3,340
Total stock-based compensation expense	$28,969	$27,616	$57,477	$51,640

13. OTHER INCOME (LOSS)

The following table summarizes other income (loss) for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest expense	$(15,831)	$(13,713)	$(31,482)	$(27,328)
Interest income	52	638	111	2,777
Amortization of investment discount	21	999	157	3,963
Gain from sale of Priority Review Voucher	102,000	—	102,000	108,069
Other (expense) income, net	(427)	(371)	(499)	721
Total other income (loss)	$85,815	$(12,447)	$70,287	$88,202

14. LEASES

The Company has real estate operating leases in Cambridge, Andover and Burlington, Massachusetts, Dublin and Columbus, Ohio, and Durham, NC that provide for scheduled annual rent increases throughout each lease’s term. There have been no significant changes to the real estate leases in the six months ended June 30, 2021. The Company has also identified embedded leases in its manufacturing and supply agreements with Catalent, Inc. (“Catalent”) and Thermo Fisher Scientific, Inc. (“Thermo”) as the Company determined that it controls the use of clean room suites and the related equipment therein. For additional details relating to these two agreements, please read Note 21, Commitments and Contingencies of the Annual Report on Form 10-K for the year ended December 31, 2020.

The lease on four of the eight dedicated clean room suites at Thermo commenced during the second quarter of fiscal 2020. The lease on the remaining four of the eight dedicated clean room suites at Thermo commenced during the second quarter of fiscal 2021, which is when the dedicated clean room suites became available for use by the Company. As a result, as of June 30, 2021, the Company recorded additional aggregate right of use (“ROU”) assets of $10.5 million and aggregate lease liabilities of $8.8 million relating to these additional dedicated clean room suites. The difference between the ROU assets and the lease liabilities results from certain prepayments made to Thermo by the Company prior to the commencement of the leases.

During the three months ended March 31, 2021, the Company modified the terms of its manufacturing and supply agreement with Catalent. The modification decreased the Company’s right of use of certain dedicated clean room suites and reduced the fixed and in-substance fixed payments due over the remaining term of the agreement. The modification was accounted for as a partial lease termination, resulting in: (i) the derecognition of right of use assets of $22.8 million, (ii) the derecognition of lease liabilities of $20.0 million, and (iii) the recognition of a loss of $2.8 million, which is included in research and development expense.

15. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and six months ended June 30, 2021 and 2020, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net loss	$(81,405)	$(150,820)	$(248,655)	$(168,312)
Weighted-average common shares outstanding - basic	79,746	77,968	79,601	77,200
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	79,746	77,968	79,601	77,200
Net loss per share - basic and diluted	$(1.02)	$(1.93)	$(3.12)	$(2.18)

*

For the three and six months ended June 30, 2021 and 2020, stock options, RSAs, RSUs, and ESPP to purchase 9.8 million and 10.0 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is more dilutive. During the three and six months ended June 30, 2021, the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of June 30, 2021
(in thousands)
2021 (July - December)	$501,053
2022	275,297
2023	222,778
2024	114,465
2025	108,847
Thereafter	207,325
Total manufacturing commitments*	$1,429,765

*

Total manufacturing commitments include both the Catalent and Thermo manufacturing and supply agreements. Related to the leases at Catalent and Thermo, the Company has ROU assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of June 30, 2021. For more information, please read Note 19, Leases of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware.  NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO (PTAB Case Nos. IPR2021-01134, IPR2021-01135, IPR2021-01136, IPR2021-01137, IPR2021-01138, IPR2021-01139, IPR2021-01140) in which Sarepta is seeking to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”).  In addition, NS asserts claims for patent infringement of each of the NS Patents arising from Sarepta’s alleged activities concerning, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen).  NS further seeks a determination of non-infringement by NS arising from NS’s alleged activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from UWA (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827). NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions.  The Company’s deadline for responding to NS’s motion for preliminary injunction is August 11, 2021 and for responding to NS’s complaint is September 3, 2021.  We are unable to provide an estimate of possible loss or range of possible loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	the expected or potential impact of the ongoing COVID-19 pandemic on our business, including our commercial sales, ongoing and planned clinical trials, manufacturing and operations;
•	our belief that our proprietary technology platforms and collaborations can be used to develop potential therapeutic candidates to treat a broad range of diseases;
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
•

estimated timelines and milestones for 2021 and beyond, including discussing with the U.S. Food and Drug Administration (“FDA”) the path for commencing Part B of Study 5051-201 in 2021, announcing additional results from Part 2 of Study SRP-9001-102 in the first quarter of 2022, initiating our pivotal trial (Study 301) for SRP-9001 in 2021, completing GMP runs for SRP-9003 in 2021, and meeting with the FDA in 2021 to discuss our pivotal trial for SRP-9003;

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
•

the possible impact of regulations and regulatory decisions by the FDA and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;

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

A summary description of our main product candidates, including those in collaboration with our strategic partners, is as follows:

•

SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of DMD in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201.  In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We will discuss with the FDA the path for commencing Part B of Study 5051-201 in 2021.

•

SRP-9001 (DMD, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but  functional version of dystrophin.  A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with DMD was initiated. In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from the Phase 1/2a clinical trial in four individuals with DMD enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions (Study 102).  We have dosed all 41 participants in that trial and are dosing participants in the crossover phase of the study. In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase).  We expect additional results from Part 2 of Study 102 in the first quarter of 2022.  We have completed dosing in the first cohort in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. We plan to initiate our pivotal trial (Study 301) in 2021.

•

SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have recently dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. In March 2021, we announced 24-month functional and expression data from the three clinical trial participants in the low-dose cohort and twelve-month functional data from the three clinical trial participants in the high-dose cohort. We expect to complete GMP runs for SRP-9003 in 2021. We also plan to meet with the FDA in 2021 to discuss our pivotal trial.

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

Cash, Cash Equivalents and Investments

As of June 30, 2021, we had approximately $1,736.6 million of cash, cash equivalents and investments, consisting of $1,697.3 million of cash and cash equivalents, $30.0 million of short-term investments, and $9.3 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
	2021	2020	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$141,839	$111,344	$30,495	27%
Collaboration	22,250	26,019	(3,769)	(14)%
Total revenues	164,089	137,363	26,726	19%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	19,515	13,341	6,174	46%
Research and development	239,622	188,522	51,100	27%
Selling, general and administrative	72,347	73,688	(1,341)	(2)%
Amortization of in-licensed rights	179	165	14	8%
Total cost and expenses	331,663	275,716	55,947	20%
Operating loss	(167,574)	(138,353)	(29,221)	21%
Other income (loss):
Gain from sale of Priority Review Voucher	102,000	—	102,000	NM*
Other expense, net	(16,185)	(12,447)	(3,738)	30%
Total other income (loss)	85,815	(12,447)	98,262	NM*

Loss before income tax (benefit) expense	(81,759)	(150,800)	69,041	(46)%
Income tax (benefit) expense	(354)	20	(374)	NM*
Net loss	$(81,405)	$(150,820)	$69,415	(46)%

Net loss per share - basic and diluted	(1.02)	(1.93)	$0.91	(47)%

	For the Six Months Ended June 30,
	2021	2020	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$266,765	$211,792	$54,973	26%
Collaboration	44,255	39,245	5,010	13%
Total revenues	311,020	251,037	59,983	24%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	41,861	25,963	15,898	61%
Research and development	434,771	324,666	110,105	34%
Selling, general and administrative	143,478	156,456	(12,978)	(8)%
Settlement and license charges	10,000	—	10,000	NM*
Amortization of in-licensed rights	349	331	18	5%
Total cost and expenses	630,459	507,416	123,043	24%
Operating loss	(319,439)	(256,379)	(63,060)	25%
Other income (loss):
Gain from sale of Priority Review Voucher	102,000	108,069	(6,069)	(6)%
Other expense, net	(31,713)	(19,867)	(11,846)	60%
Total other income (loss)	70,287	88,202	(17,915)	(20)%

Loss before income tax (benefit) expense	(249,152)	(168,177)	(80,975)	48%
Income tax (benefit) expense	(497)	135	(632)	NM*
Net loss	$(248,655)	$(168,312)	$(80,343)	48%

Net loss per share - basic and diluted	$(3.12)	$(2.18)	$(0.94)	43%

*	NM = Not Meaningful

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

Net product revenues for our products for the three and six months ended June 30, 2021 increased by $30.5 million and $55.0 million, respectively, compared with the three and six months ended June 30, 2020. These increases primarily reflect increasing demand for our products in the U.S. and the commercial launch of AMONDYS 45.

Collaboration revenue relates primarily to our collaboration arrangement with F. Hoffman-La Roche Ltd. For the three and six months ended June 30, 2021, we recognized $22.3 million and $44.3 million of collaboration revenue, respectively. For the three and six months ended June 30, 2020, we recognized $26.0 million and $39.2 million of collaboration revenue, respectively. For more information, please read Note 3, Collaboration and License Agreements within our Annual Report on Form 10-K for the year ended December 31, 2020.

Cost of Sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, and AMONDYS 45 by the FDA in September 2016, December 2019, and February 2021, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in the three and six months ended June 30, 2021, and VYONDYS 53 sold in the three and six months ended June 30, 2020, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For VYONDYS 53 sold in the three and six months ended June 30, 2021, and EXONDYS 51 sold in the three and six months ended June 30, 2021 and 2020, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $14.2 million and $11.4 million for the six months ended June 30, 2021 and 2020, respectively.

The following tables summarize the components of our cost of sales for each of the periods indicated:

	For the Three Months Ended June 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$10,309	$6,288	$4,021	64%
Royalty payments	9,206	7,053	2,153	31%
Total cost of sales	$19,515	$13,341	$6,174	46%

The cost of sales for the three months ended June 30, 2021 increased by $6.2 million, or 46%, compared with the same period in 2020. The changes were primarily driven by the following:

•	$4.0 million increase in inventory costs related to products sold primarily as a result of increasing demand for our products; and
•	$2.2 million increase in royalty payments to BioMarin and UWA also reflects increasing demand for our products.

	For the Six Months Ended June 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$24,638	$12,509	$12,129	97%
Royalty payments	17,223	13,454	3,769	28%
Total cost of sales	$41,861	$25,963	$15,898	61%

The cost of sales for the six months ended June 30, 2021 increased by $15.9 million, or 61%, compared with the same period in 2020. The changes were primarily driven by the following:

•

$12.1 million increase in inventory costs related to products sold primarily as a result of increasing demand for our products as well as write-offs of certain batches of our products not meeting our quality specifications for the six months ended June 30, 2021, with no similar activity for the six months ended June 30, 2020; and

•	$3.8 million increase in royalty payments to BioMarin and UWA reflects increasing demand for our products.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$94,236	$60,279	$33,957	56%
Other gene therapies	35,995	29,937	6,058	20%
Up-front and milestone expenses	31,677	12,750	18,927	148%
PPMO platform	11,407	7,499	3,908	52%
Eteplirsen (exon 51)	10,568	6,325	4,243	67%
Casimersen (exon 45)	6,300	23,991	(17,691)	(74)%
Golodirsen (exon 53)	5,785	5,219	566	11%
Collaboration cost-sharing	578	1,667	(1,089)	(65)%
Other projects	4,141	1,822	2,319	127%
Internal research and development expenses	56,960	47,785	9,175	19%
Roche collaboration reimbursement	(18,025)	(8,752)	(9,273)	106%
Total research and development expenses	$239,622	$188,522	$51,100	27%

	For the Six Months Ended June 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$153,609	$104,348	$49,261	47%
Other gene therapies	69,950	45,133	24,817	55%
Up-front, milestone, and other expenses	35,677	21,283	14,394	68%
PPMO platform	20,497	11,027	9,470	86%
Casimersen (exon 45)	19,801	33,806	(14,005)	(41)%
Golodirsen (exon 53)	19,279	21,072	(1,793)	(9)%
Eteplirsen (exon 51)	17,078	12,135	4,943	41%
Collaboration cost-sharing	6,778	4,309	2,469	57%
Other projects	8,778	2,791	5,987	215%
Internal research and development expenses	114,477	93,958	20,519	22%
Roche collaboration reimbursement	(31,153)	(25,196)	(5,957)	24%
Total research and development expenses	$434,771	$324,666	$110,105	34%

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$119,769	$103,132	$16,637	16%
Up-front and milestone expenses	31,677	12,750	18,927	148%
Compensation and other personnel expenses	28,697	26,606	2,091	8%
Clinical trial expenses	25,978	16,194	9,784	60%
Facility- and technology-related expenses	16,914	12,883	4,031	31%
Stock-based compensation	12,860	11,140	1,720	15%
Pre-clinical expenses	5,746	2,586	3,160	122%
Professional services	3,168	4,014	(846)	(21)%
Collaboration cost-sharing	578	1,667	(1,089)	(65)%
Research and other	12,260	6,302	5,958	95%
Roche collaboration reimbursement	(18,025)	(8,752)	(9,273)	106%
Total research and development expenses	$239,622	$188,522	$51,100	27%

Research and development expenses for the three months ended June 30, 2021 increased by $51.1 million, or 27%, compared with the three months ended June 30, 2020. The increase was primarily driven by the following:

•	$16.6 million increase in manufacturing expenses primarily due to a continuing ramp-up of our gene therapy programs;
•

$18.9 million increase in up-front and milestone expenses primarily due to a $28.7 million increase of an accrued sublicense fee to Nationwide and a $3.0 million expense incurred as a result of a milestone achievement in a research and license agreement during the three months ended June 30, 2021, offset by $12.0 million of up-front payments as a result of the execution of certain research and license agreements during the same period of 2020;

•	$2.1 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•

$9.8 million increase in clinical trial expenses primarily due to increased patient enrollment for our ESSENCE and MOMENTUM programs as well as certain start-up activities for our SRP-9001 micro-dystrophin program;

•	$4.0 million increase in facility- and technology-related expenses due to our continuing expansion efforts;
•	$1.7 million increase in stock-based compensation expense primarily driven by increases in headcount and changes in stock price;
•	$3.2 million increase in pre-clinical expenses primarily due to an increase of toxicology studies in our PPMO platforms;
•	$1.0 million decrease in collaboration cost sharing with Genethon on its micro-dystrophin drug candidate;
•	$6.0 million increase in research and other primarily driven by an increase in sponsored research with academic institutions during the three months ended June 30, 2021; and
•	$9.3 million increase in the offset to expense associated with a collaboration reimbursement from Roche primarily due to continuing development of our SRP-9001 micro-dystrophin gene therapy.

	For the Six Months Ended June 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$209,090	$165,396	$43,694	26%
Compensation and other personnel expenses	58,893	52,725	6,168	12%
Clinical trial expenses	54,569	34,750	19,819	57%
Up-front, milestone, and other expenses	35,677	21,283	14,394	68%
Facility- and technology-related expenses	34,100	26,134	7,966	30%
Stock-based compensation	23,986	20,389	3,597	18%
Pre-clinical expenses	10,982	3,228	7,754	240%
Collaboration cost-sharing	6,778	4,309	2,469	57%
Professional services	5,816	8,514	(2,698)	(32)%
Research and other	26,033	13,134	12,899	98%
Roche collaboration reimbursement	(31,153)	(25,196)	(5,957)	24%
Total research and development expenses	$434,771	$324,666	$110,105	34%

Research and development expenses for the six months ended June 30, 2021 increased by $110.1 million, or 34%, compared with the six months ended June 30, 2020. The increase was primarily driven by the following:

•	$43.7 million increase in manufacturing expenses primarily due to a continuing ramp-up of our gene therapy programs;
•	$6.2 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•

$19.8 million increase in clinical trial expenses primarily due to increased patient enrollment for our ESSENCE and MOMENTUM programs as well as certain start-up activities for our SRP-9001 micro-dystrophin program;

•

$14.4 million increase in up-front, milestone and other expenses primarily due to a $28.7 million increase of an accrued sublicense fee to Nationwide and $7.0 million of expense incurred as a result of milestone achievements in certain research and license agreements during the six months ended June 30, 2021, offset by $9.3 million of expense related to sublicense payments accrued to Nationwide and $12.0 million of up-front payments as a result of the execution of certain research and license agreements during the same period of 2020;

•	$8.0 million increase in facility- and technology-related expenses due to our continuing expansion efforts;
•	$3.6 million increase in stock-based compensation expense primarily driven by increases in headcount and changes in stock price;
•	$7.8 million increase in pre-clinical expenses primarily due to an increase of toxicology studies in our PPMO platforms;
•	$2.5 million increase in collaboration cost sharing with Genethon on its micro-dystrophin drug candidate;
•	$2.7 million decrease in professional service expenses primarily due to a decrease in reliance on third-party research and development contractors;
•	$12.9 million increase in research and other primarily driven by an increase in sponsored research with academic institutions during the six months ended June 30, 2021; and
•	$6.0 million increase in the offset to expense associated with a collaboration reimbursement from Roche primarily due to continuing development of our SRP-9001 micro-dystrophin gene therapy.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$26,225	$26,924	$(699)	(3)%
Professional services	20,039	20,662	(623)	(3)%
Stock-based compensation	16,109	16,476	(367)	(2)%
Facility- and technology-related expenses	7,527	7,186	341	5%
Other	2,436	2,599	(163)	(6)%
Roche collaboration reimbursement	11	(159)	170	(107)%
Total selling, general and administrative expenses	$72,347	$73,688	$(1,341)	(2)%

Selling, general and administrative expenses for the three months ended June 30, 2021 decreased by $1.3 million, or 2%, compared with the three months ended June 30, 2020. This was primarily driven by the following:

•	$0.7 million decrease in compensation and other personnel expenses primarily due to a change in headcount period over period; and
•	$0.6 million decrease in professional service expenses primarily due to a decrease in reliance on third-party selling, general and administrative contractors.

	For the Six Months Ended June 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$54,354	$53,716	$638	1%
Professional services	35,557	51,786	(16,229)	(31)%
Stock-based compensation	33,491	31,251	2,240	7%
Facility- and technology-related expenses	14,877	14,236	641	5%
Other	5,422	5,626	(204)	(4)%
Roche collaboration reimbursement	(223)	(159)	(64)	40%
Total selling, general and administrative expenses	$143,478	$156,456	$(12,978)	(8)%

Selling, general and administrative expenses for the six months ended June 30, 2021 decreased by $13.0 million, or 8%, compared with the six months ended June 30, 2020. This was primarily driven by the following:

•

$16.2 million decrease in professional service expenses primarily due to a decrease in reliance on third-party selling, general and administrative contractors, as well as a transaction fee for the Roche transaction incurred during the six months ended June 30, 2020, with no similar activity incurred during the six months ended June 30, 2021; and

•	$2.2 million increase in stock-based compensation primarily due to changes in stock price.

Settlement and License Charges

In February 2021, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of AMONDYS 45 in the United States. This was a result of a settlement and license agreement with BioMarin executed in July 2017. There was no such expense recognized during the same period of 2020.

Amortization of In-licensed Rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of approximately $6.6 million in 2017 as a result of the settlement and license agreements with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016, VYONDYS 53 in December 2019 and AMONDYS 45 in February 2021, we recorded an in-licensed right asset of $1.0 million, $0.5 million and $0.5 million, respectively, related to the license agreement with UWA. Each in-licensed right is being amortized on a straight-line basis over the life of the patent from the first commercial sale of each product. For both the three months ended June 30, 2021 and 2020, we recorded amortization of in-licensed rights of approximately $0.2 million. For both the six months ended June 30, 2021 and 2020, we recorded amortization of in-licensed rights of approximately $0.3 million.

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

For the three and six months ended June 30, 2021, other expense, net, increased by approximately $3.7 million and $11.8 million compared with the three and six months ended June 30, 2020. The increase primarily reflected an increase in interest expense incurred on our term loan debt facilities due to an increase in the outstanding balance partially offset by a reduction of interest expense incurred on our convertible debt related to the adoption of ASU 2020-06, as well as a decrease in interest income and the amortization of investment discounts due to the investment mix of the Company’s investment portfolio. As a result of the adoption of ASU 2020-06, interest expense was reduced by $5.5 million and $11.0 million for the three and six months ended June 30, 2021, respectively.

Gain from sale of Priority Review Voucher

In February 2021, we entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“PRV”) we received from the FDA in connection with the approval of AMONDYS 45. Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, we completed our sale of the PRV and received proceeds of $102.0 million, with no commission costs, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

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

Income tax (benefit) expense

Income tax benefit for the three and six months ended June 30, 2021 was approximately $0.4 million and $0.5 million, respectively. Income tax expense for the three and six months ended June 30, 2020 was less than $0.1 million and approximately $0.1 million, respectively. Income tax (benefit) expense for all periods presented relates to state taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2021	As of December 31, 2020	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,697,275	$1,502,648	$194,627	13%
Short-term investments	30,000	435,923	(405,923)	(93)%
Restricted cash and investments	9,315	9,315	—	(—)%
Total cash, cash equivalents and investments	$1,736,590	$1,947,886	$(211,296)	(11)%

Borrowings:
Term loan	$530,376	$527,731	$2,645	1%
Convertible debt	562,609	464,762	97,847	21%
Total borrowings	$1,092,985	$992,493	$100,492	10%

Working capital
Current assets	$2,265,217	$2,485,196	$(219,979)	(9)%
Current liabilities	425,022	416,026	8,996	2%
Total working capital	$1,840,195	$2,069,170	$(228,975)	(11)%

For the periods ended June 30, 2021 and December 31, 2020, our principal sources of liquidity were primarily derived from our collaboration arrangement with Roche, net proceeds from sale of the PRV, product sales of our products and net proceeds for debt financing. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The changes in our total borrowings reflect the adoption of ASU 2020-06 as of January 1, 2021, which resulted in the convertible debt being accounted for as a single liability measured at its amortized cost. For more information on the adoption and impact of ASU 2020-06, please read Note 11, Indebtedness. The changes in our working capital primarily reflect use of cash in operating activities.

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

Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and we expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity, debt financing, the licensing or sale of our technologies or additional government contracts. We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Cash Flows

	For the Six Months Ended
	June 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(289,517)	$520,187	$(809,704)	(156)%
Investing activities	477,725	(51,905)	529,630	NM*
Financing activities	6,419	336,597	(330,178)	(98)%
Increase in cash and cash equivalents	$194,627	$804,879	$(610,252)	(76)%

*	NM = Not Meaningful

Operating Activities

Cash used in operating activities was $289.5 million for the six months ended June 30, 2021. Cash provided by operating activities for the six months ended June 30, 2020 was $520.2 million. The unfavorable change was primarily driven by the following items:

•

$74.3 million increase in net loss, excluding the gain from the sale of the PRV, primarily driven by an increase in research and development expense, offset by increases in net product revenues and collaboration revenue and a decrease in selling, general and administrative expense; and

•

$838.7 million decrease in the change in deferred revenue primarily as a result of the collaboration arrangement with Roche being executed during the six months ended June 30, 2020, with no similar activity during the six months ended June 30, 2021.

The decreases were partially offset by:

•	$8.7 million net increase in non-cash adjustments; and
•	$94.6 million net increase in use of operating assets and liabilities, excluding deferred revenue.

Investing Activities

Cash provided by investing activities was $477.7 million for the six months ended June 30, 2021. Cash used in investing activities was $51.9 million for the six months ended June 30, 2020. The favorable change was primarily driven by the following:

•	$726.7 million decrease in purchase of available-for-sale securities during the six months ended June 30, 2021; and
•	$1.2 million decrease in purchase of property and equipment during the six months ended June 30, 2021.

The changes were partially offset by:

•	$191.0 million decrease in proceeds from the sale or maturity of available-for-sale securities during the six months ended June 30, 2021; and
•	$6.1 million decrease in net proceeds from the sale of the PRV during the six months ended June 30, 2021.

Financing Activities

Cash provided by financing activities decreased by $330.2 million for the six months ended June 30, 2021 compared with the six months ended June 30, 2020, primarily driven by the following:

•	$312.1 million decrease in net proceeds from the issuance of common stock to Roche;
•	$16.6 million decrease in proceeds from the exercise of options and the purchase of stock under our Employee Stock Purchase Program; and
•	$1.5 million increase in taxes paid related to net share settlement of equity awards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of June 30, 2021:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations (1)	$1,292,817	$55,949	$350,636	$886,232	$—
Lease obligations (2)	52,892	13,445	24,077	15,370	—
Manufacturing obligations (3)	1,429,765	695,688	360,673	193,723	179,681
Total contractual obligations and contingencies	$2,775,474	$765,082	$735,386	$1,095,325	$179,681

(1)	Interest is included.
(2)	Lease obligations only include real estate leases. The leases embedded in certain supply agreements are included in the manufacturing obligations.

(3)

Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51, VYONDYS 53 and AMONDYS 45, and clinical programs for DMD as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $3.9 billion of future development, regulatory, commercial and up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of June 30, 2021, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of June 30, 2021, we had approximately $1,736.6 million of cash, cash equivalents and investments, comprised of $1,697.3 million of cash and cash equivalents, $30.0 million of short-term investments and $9.3 million long-term restricted cash and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2021, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of less than $0.1 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2021, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Healthcare policy reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent commercial success of our products and product candidates.

The U.S. government and individual states continue to aggressively pursue healthcare reform, as evidenced by efforts in recent years to modify or repeal the Affordable Care Act and ongoing attempts to control and/or lower the cost of prescription drugs and biologics. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. The Affordable Care Act has been subject to modification and additional modifications may occur.  There are, and may continue to be, judicial challenges to those efforts. Legislative, Administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway. We cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state healthcare policy reform efforts including those aimed at drug pricing. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business.

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

The commercial success of our products, particularly in the U.S., depends upon the level of market adoption by patients, payors and healthcare providers. If our products do not achieve an adequate level of market adoption for any reason, or if market adoption does not persist, our potential profitability and our future business prospects will be severely adversely impacted. The degree of market acceptance of our products depends on a number of factors, including:

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

•	the efficacy and safety of our other exon-skipping and gene therapy product candidates and third parties’ competitive therapies.

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

We cannot predict whether historical revenues from eteplirsen, golodirsen and casimersen through our EAP outside the U.S. will continue or whether we will be able to continue to distribute eteplirsen, golodirsen and casimersen through our EAP.

We established a global EAP for eteplirsen, golodirsen and casimersen in some countries where these products currently have not been approved. While we generate revenue from the distribution of these products through our EAP, we cannot predict whether historical revenues from this program will continue, whether we will be able to continue to distribute our products through our EAP, or whether revenues will exceed revenues historically generated from sales through our EAP. Reimbursement through national EAPs may cease to be available if authorization for an EAP expires or is terminated. For example, healthcare providers in EAP jurisdictions may not be convinced that their patients benefit sufficiently from our products or alternatively, may prefer to wait until such time as our products are approved by a regulatory authority in their country before prescribing any of our products. Even if a healthcare provider is interested in obtaining access to our products for its patient through the EAP, the patient will not be able to obtain access to our products if funding for the drug is not secured.

Any failure to maintain revenues from sales of eteplirsen, golodirsen or casimersen through our EAP and/or to generate revenues from commercial sales of these products exceeding historical sales through our EAP could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Due to the nature of our products and product candidate pipeline, in addition to new chemical entity exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position.  If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater.  While orphan status for any of our products, if granted or maintained, would provide market exclusivity for the time periods specified above upon approval, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status (e.g., seven years in the U.S.).  For example, the exclusivity period for EXONDYS 51 will end in September 2023. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of DMD by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi Sankyo (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, Audentes Therapeutics, Inc. (acquired by Astellas Pharma) pursuing AAV vector delivery of oligonucleotides (for exons 2, 51 and 53), PepGen (notably for exon 51) and BioMarin (BMN-351 for exon 51); (ii) gene therapies that express micro-dystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences (in partnership with Ultragenyx), and Regenxbio; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics, Editas Medicine and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics, BioPhytis, Mallinckrodt, Antisense Therapeutics and Edgewise Therapeutics.  Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of DMD, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD.  Indeed, BioMarin recently announced it is pursuing IND enabling studies for BMN-351, an oligonucleotide therapy.  In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it recently announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

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

Our revenue could face competitive pressures for any of the above reasons.  Moreover, if competing products are marketed in a territory in which we also have the authority to market our products, our sales may diminish, or our business could be otherwise materially adversely affected.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, in October 2018, Nationwide presented results from a Phase 1/2a micro-dystrophin gene therapy clinical trial in four individuals with DMD enrolled in the trial (Study 101) and, in March 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In January 2021, we released top-line results for Part 1 of Study 102 and interim expression results from Part 2 of Study 102. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. For SRP-5051, in December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. In addition, in February 2019, we announced expression and biomarker data from the first three-patient low-dose cohort dosed in the SRP-9003 gene therapy trial to treat LGMD type 2E, or beta-sarcoglycanopathy and, in October 2019, we announced nine-month functional data from these three patients.  In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. These data are based on small patient samples, and, given the heterogeneity of DMD and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

In order to maintain or obtain freedom to operate for our products and product candidates, we may incur significant expenses, including those associated with entering into agreements with third parties that require milestone and royalty payments.  Additionally, if we were to challenge the patent rights of our competitors or otherwise defend against allegations of infringement, misappropriation, breach of contract or related claims, we could incur substantial costs and ultimately might not be successful.

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

We continue to monitor changes in tax laws in the U.S. and the impact of proposed and enacted legislation in the international jurisdictions in which the company operates. President Biden has provided informal guidance on tax law changes he may support. Among other things, his proposals would raise the rate on both domestic and foreign income. If any of these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate.

The COVID-19 pandemic has resulted, and may continue to result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 has led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the spread of COVID-19 in such settings. These responses may be extended by the duration of the outbreak, periodic spikes in infection rates due to new strains of the virus including Delta or otherwise, local outbreaks of the virus, the broad availability of effective vaccines, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. These actions have and may continue to negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

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

•

Clinical trials: The impact of COVID-19 has caused disruptions and may cause delays in some of our clinical trials. Missing data could undermine data integrity and probability of success. The recent responses to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of trials, site initiation, compliance in the trials, the completion of trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. We have implemented certain strategies and technologies in an attempt to mitigate this risk in the event of subsequent outbreaks. In addition, as COVID-19 continues to spread, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) were implemented in many countries during the past year, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, which may negatively impact the execution of clinical trials. Significant delays or disruptions to our clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, obtain or maintain regulatory approvals, or commercialize our product candidates.

•

Manufacturing: A significant outbreak at one of our partner sites could lead to delays in the manufacturing of our products and product candidates.  In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates.

•

Operations: On March 13, 2020, to protect the health of our employees and their families, and our communities, and in accordance with direction from state and local government authorities, we instituted mandatory work-from-home for all employees and contingent workers other than those who are facility-dependent.  With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have begun to re-open our offices to employees who are not facility-dependent and we are working toward the goal of fully re-opening our offices when permitted by applicable local, state and federal public health guidance. We will continue, however, to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures, including travel restrictions, quarantines, and business shutdowns. If there is an increase in COVID-19 infection rates or new outbreaks, our operations may be adversely impacted. Remote working could increase our cyber security risk. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, including due to an outbreak in a facility, we risk a delay, default and/or nonperformance under existing agreements.

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

The competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain, motivate and support such personnel. In order to develop and commercialize our products successfully, we will be required to retain key management and scientific employees. In certain instances, we may also need to expand or replace our workforce and our management ranks. In addition, we rely on certain consultants and advisors, including scientific and clinical advisors, to assist us in the formulation and advancement of our research and development programs. Our consultants and advisors may be employed by other entities or have commitments under consulting or advisory contracts with third parties that limit their availability to us, or both. If we are unable to attract, assimilate or retain such key personnel, our ability to advance our programs would be adversely affected.

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

We incurred an operating loss of $319.4 million for the six months ended June 30, 2021. Our accumulated deficit was $3.0 billion as of June 30, 2021. Although we currently have three commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 9% in a single day or decreased as much as 51% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of June 30, 2021, there were approximately 79.8 million shares of common stock outstanding and outstanding awards to purchase 9.8 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2021, there were approximately 4.1 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.5 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.6 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

In connection with establishing their initial hedges of the Capped Call Transactions, these financial institutions or their respective affiliates may have entered into various derivative transactions with respect to our common stock and/or purchased our common stock. The financial institutions, or their respective affiliates, may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity may have an impact on the value of our common stock.

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

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
10.1	Amendment no. 1 dated October 23, 2020 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019.					X

10.2	Amendment no. 2 dated October 28, 2020 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019.					X
10.3	Amendment no. 3 dated February 4, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019.					X
10.4	Amendment no. 4 dated June 23, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019.					X

31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 4, 2021	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)