Form 10-Q
period 2021-09-30
Sarepta Therapeutics, Inc.
filed 2021-11-03
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	87,076,918
(Class)	(Outstanding as of October 29, 2021)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of September 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,599,113	$1,502,648
Short-term investments	—	435,923
Accounts receivable	149,787	101,340
Inventory	288,469	231,961
Other current assets	147,941	213,324
Total current assets	2,185,310	2,485,196
Property and equipment, net	199,249	190,430
Intangible assets, net	14,204	13,628
Right of use assets	72,663	91,761
Other non-current assets	190,792	203,703
Total assets	$2,662,218	$2,984,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,163	$111,090
Accrued expenses	221,009	193,553
Deferred revenue, current portion	89,244	89,244
Other current liabilities	19,027	22,139
Total current liabilities	373,443	416,026
Long-term debt	1,094,912	992,493
Lease liabilities, net of current portion	63,428	80,367
Deferred revenue, net of current portion	596,738	663,488
Contingent consideration	43,600	50,800
Other non-current liabilities	20,569	19,785
Total liabilities	2,192,690	2,222,959
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 79,958,527 and 79,374,247 issued and outstanding at September 30, 2021, and December 31, 2020, respectively	8	8
Additional paid-in capital	3,554,307	3,609,877
Accumulated other comprehensive (loss) income, net of tax	(20)	3
Accumulated deficit	(3,084,767)	(2,848,129)
Total stockholders’ equity	469,528	761,759
Total liabilities and stockholders’ equity	$2,662,218	$2,984,718

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Products, net	$166,911	$121,429	$433,676	$333,221
Collaboration	22,495	22,495	66,750	61,740
Total revenues	189,406	143,924	500,426	394,961

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	23,444	15,015	65,305	40,978
Research and development	139,115	190,438	573,886	515,104
Selling, general and administrative	61,127	75,373	204,605	231,829
Settlement and license charges	—	—	10,000	—
Amortization of in-licensed rights	178	166	527	497
Total cost and expenses	223,864	280,992	854,323	788,408
Operating loss	(34,458)	(137,068)	(353,897)	(393,447)

Other (loss) income:
Gain (loss) on contingent consideration, net	7,200	(45,000)	7,200	(45,000)
Other expense, net	(20,649)	(14,335)	(52,362)	(34,202)
Gain from sale of Priority Review Voucher	—	—	102,000	108,069
Total other (loss) income	(13,449)	(59,335)	56,838	28,867

Loss before income tax expense (benefit)	(47,907)	(196,403)	(297,059)	(364,580)
Income tax expense (benefit)	237	96	(260)	231
Net loss	(48,144)	(196,499)	(296,799)	(364,811)

Other comprehensive loss:
Unrealized losses on investments, net of tax	(22)	(12)	(23)	(56)
Total other comprehensive loss	(22)	(12)	(23)	(56)
Comprehensive loss	$(48,166)	$(196,511)	$(296,822)	$(364,867)

Net loss per share - basic and diluted	$(0.60)	$(2.50)	$(3.72)	$(4.70)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	79,880	78,501	79,695	77,637

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	79,374	$8	$3,609,877	$3	$(2,848,129)	$761,759
Cumulative effect of accounting change to adopt ASU 2020-06	—	—	(156,953)	—	60,161	(96,792)
Exercise of options for common stock	108	—	4,683	—	—	4,683
Vest of restricted stock units	204	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	4,543	—	—	4,543
Stock-based compensation	—	—	28,508	—	—	28,508
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(167,250)	(167,250)
Balance at March 31, 2021	79,748	$8	$3,490,658	$(3)	$(2,955,218)	$535,445
Exercise of options for common stock	72	—	3,526	—	—	3,526
Vest of restricted stock units	28	—	—	—	—	—
Shares withheld for taxes	(18)	—	(1,432)	—	—	(1,432)
Stock-based compensation	—	—	28,969	—	—	28,969
Unrealized gains from available-for-sale securities, net of tax	—	—	—	5	—	5
Net loss	—	—	—	—	(81,405)	(81,405)
Balance at June 30, 2021	79,830	$8	$3,521,721	$2	$(3,036,623)	$485,108
Exercise of options for common stock	52	—	2,606	—	—	2,606
Vest of restricted stock units	27	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	50	—	3,296	—	—	3,296
Stock-based compensation	—	—	26,684	—	—	26,684
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(48,144)	(48,144)
Balance at September 30, 2021	79,959	$8	$3,554,307	$(20)	$(3,084,767)	$469,528

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	75,185	$8	$3,112,130	$50	$(2,294,001)	$818,187
Exercise of options for common stock	97	—	3,687	—	—	3,687
Vest of restricted stock units	98	—	—	—	—	—
Issuance of common stock to Roche, net of issuance costs	2,522	—	312,053	—	—	312,053
Issuance of common stock under employee stock purchase plan	56	—	3,795	—	—	3,795
Stock-based compensation	—	—	24,024	—	—	24,024
Unrealized gains from available-for-sale securities, net of tax	—	—	—	574	—	574
Net loss	—	—	—	—	(17,492)	(17,492)
Balance at March 31, 2020	77,958	$8	$3,455,689	$624	$(2,311,493)	$1,144,828
Exercise of options for common stock	449	—	21,860	—	—	21,860
Vest of restricted stock units, net of cancellations	25	—	—	—	—	—
Stock-based compensation	—	—	27,616	—	—	27,616
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(618)	—	(618)
Net loss	—	—	—	—	(150,820)	(150,820)
Balance at June 30, 2020	78,432	$8	$3,505,165	$6	$(2,462,313)	$1,042,866
Exercise of options for common stock	292	—	15,119	—	—	15,119
Vest of restricted stock units, net of cancellations	20	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	46	—	3,670	—	—	3,670
Stock-based compensation	—	—	26,903	—	—	26,903
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(196,499)	(196,499)
Balance at September 30, 2020	78,790	$8	$3,550,857	$(6)	$(2,658,812)	$892,047

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(296,799)	$(364,811)
Adjustments to reconcile net loss to cash flows from operating activities:
(Gain) loss on contingent consideration, net	(7,200)	45,000
Gain from sale of Priority Review Voucher, net of commission	(102,000)	(108,069)
Depreciation and amortization	27,872	19,623
Reduction in the carrying amounts of the right of use assets	10,112	8,749
Non-cash interest expense	5,617	18,532
Stock-based compensation	84,161	78,543
Impairment of equity investment	4,488	—
Other	3,964	(2,031)
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(48,447)	(30,948)
Net increase in inventory	(56,508)	(48,739)
Net decrease (increase) in other assets	74,155	(114,127)
Net (decrease) increase in deferred revenue	(66,750)	771,923
Net (decrease) increase in accounts payable, accrued expenses and other liabilities	(46,511)	8,356
Net cash (used in) provided by operating activities	(413,846)	282,001

Cash flows from investing activities:
Purchase of property and equipment	(36,284)	(53,592)
Proceeds from sale of Priority Review Voucher, net of commission	102,000	108,069
Purchase of available-for-sale securities	(29,988)	(897,691)
Maturity and sale of available-for-sale securities	466,000	847,980
Other	(3,738)	(2,596)
Net cash provided by investing activities	497,990	2,170

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	18,654	48,131
Taxes paid related to net share settlement of equity awards	(6,333)	(4,798)
Proceeds from issuance of common stock to Roche, net of offering costs	—	312,053
Net cash provided by financing activities	12,321	355,386

Increase in cash, cash equivalents and restricted cash	96,465	639,557

Cash, cash equivalents and restricted cash:
Beginning of period	1,511,713	843,645
End of period	$1,608,178	$1,483,202

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,599,113	$1,474,637
Restricted cash in other assets	9,065	8,565
Total cash, cash equivalents and restricted cash	$1,608,178	$1,483,202

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,727	$20,462
Supplemental schedule of non-cash investing activities and financing activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$4,644	$8,292
Shares withheld for tax included in accrued expenses	$1,432	$—
Lease liabilities arising from obtaining right of use assets	$13,148	$37,647
Lease liabilities terminated	$19,967	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, highly-differentiated and innovative technologies, and through collaborations with its strategic partners, the Company is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“Duchenne”), Limb-girdle muscular dystrophies (“LGMDs”), and other neuromuscular and central nervous system (“CNS”) related disorders.

Its products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) and AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016, December 12, 2019 and February 25, 2021, respectively. Indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

As of September 30, 2021, the Company had approximately $1,608.4 million of cash, cash equivalents and investments, consisting of $1,599.1 million of cash and cash equivalents and $9.3 million of long-term restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with the U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2020 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on March 1, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2021, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 45 and 150 days. Three individual customers accounted for 45%, 39% and 11% of net product revenues for the three months ended September 30, 2021 and 47%, 40% and 10% of net product revenues for the nine months ended September 30, 2021. Three individual customers accounted for 47%, 38% and 10% of product revenues for the three months ended September 30, 2020 and 47%, 39% and 11% of net product revenues for the nine months ended September 30, 2020. Three individual customers accounted for 44%, 39% and 10% of accounts receivable from product sales as of September 30, 2021 and 45%, 41% and 9% of accounts receivable from product sales as of December 31, 2020. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. As of September 30, 2021, the Company believes that such customers are of high credit quality.

As of September 30, 2021, the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2020.

There have not been any material changes to the Company’s accounting policies through September 30, 2021, other than those noted below relating to the adoption of ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.”

Recent Accounting Pronouncements

Recently adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s senior notes due on November 15, 2024 (the “2024 Notes”), will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company elected to early adopt this guidance on January 1, 2021, using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change removed the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. Interest expense of the 2024 Notes will be lower as a result of adoption of this guidance. The if-converted method for such instruments will be used to compute diluted net earnings per share if and when profitability is achieved. As a result of the adoption of this guidance, interest expense and net loss was reduced by $5.6 million and $16.6 million, or $0.07 and $0.21 per share, respectively, for the three and nine months ended September 30, 2021.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new guidance was effective beginning January 1, 2021. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For the three and nine months ended September 30, 2021, the Company recognized $22.5 million and $66.8 million of collaboration revenue, respectively, associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). For the three and nine months ended September 30, 2020, the Company recognized $22.5 million and $61.7 million, respectively, of collaboration revenue primarily related to the Roche Agreement. As of September 30, 2021, the Company has total deferred revenue of $686.0 million associated with the Roche Agreement, of which $89.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the options to acquire ex-U.S. rights to certain Duchenne-specific programs was $485.0 million as of September 30, 2021.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and nine months ended September 30, 2021, costs reimbursable by Roche and reflected as a reduction to operating expenses were $29.4 million and $60.8 million, respectively. For the three and nine months ended September 30, 2020, costs reimbursable by Roche and reflected as a reduction to operating expenses were $16.9 million and $42.2 million, respectively. As of September 30, 2021, there was $29.1 million of collaboration receivable included in other current assets.

Nationwide Children’s Hospital

In December 2016, the Company entered into an exclusive option agreement with Nationwide Children’s Hospital (“Nationwide”) from which the Company obtained an exclusive right to acquire a worldwide license of the micro-dystrophin gene therapy technology for Duchenne and Becker muscular dystrophy. In October 2018, the Company exercised the option and entered into a license agreement with Nationwide, which granted the Company exclusive worldwide rights to develop, manufacture and commercialize a micro-dystrophin gene therapy product candidate. In July 2021, the Company entered into an agreement with Nationwide to settle a dispute relating to a sublicense payment owed by the Company resulting from the upfront payment received from Roche under the Roche Agreement. The total sublicense payment payable to Nationwide under the agreement is $38.0 million, which was paid in July 2021. Approximately $9.3 million of this amount was previously accrued as of December 31, 2020 with the remaining $28.7 million accrued during the three months ended June 30, 2021. The expense relating to this payment is recognized to research and development expense. As a result of this payment, the Company has no further financial obligations to Nationwide resulting from the upfront payment received under the Roche Agreement.

BioMarin Pharmaceutical, Inc.

The FDA approval of AMONDYS 45 (casimersen) in February 2021 resulted in a settlement charge to BioMarin Pharmaceutical, Inc. (“BioMarin”) of $10.0 million under the terms of the previous settlement agreement with BioMarin. This amount, which was expensed to operations as incurred, is separately presented as settlement and license charges in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs, and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $11.0 million in research milestone payments. Under these agreements, there are $242.0 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the sales of the developed products upon commercialization. For the nine months ended September 30, 2021, the Company recognized $3.0 million of research milestone expenses, with no similar activity for the nine months ended September 30, 2020. As of September 30, 2021, the Company has not exercised any options nor have any additional research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of September 30, 2021, the Company may be obligated to make up to $4.1 billion in future development, regulatory, commercial and up-front royalty milestone payments associated with its license and collaboration agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of September 30, 2021, which are discussed above. For the three and nine months ended September 30, 2021, the Company recognized up-front, development milestone, settlement and other expenses of $4.5 million and $50.2 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss, inclusive of the expenses discussed above. For the three and nine months ended September 30, 2020, the Company recognized up-front, development milestone, and other expenses of $15.4 million and $36.7 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

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

During the nine months ended September 30, 2021, there were no transfers between Levels 1, 2 and 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$1,287,292	$1,287,292	$—	$—
Strategic equity investments	35,288	2,876	—	32,412
Certificates of deposit	250	250	—	—
Total assets	$1,322,830	$1,290,418	$—	$32,412

Liabilities
Contingent consideration	$43,600	$—	$—	$43,600
Total liabilities	$43,600	$—	$—	$43,600

	Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$629,440	$629,440	$—	$—
Government and government agency bonds	1,037,981	1,037,981	—	—
Strategic equity investments	38,799	3,699	—	35,100
Certificates of deposit	250	250	—	—
Total assets	$1,706,470	$1,671,370	$—	$35,100

Liabilities
Contingent consideration	$50,800	$—	$—	$50,800
Total liabilities	$50,800	$—	$—	$50,800

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, the Company’s strategic investment in Lysogene S.A. (“Lysogene”) and certificates of deposit. The Company did not hold any government and government agency bonds as of September 30, 2021. Certain of the government and government agency bonds held as of December 31, 2020 are publicly traded fixed income securities and are presented as cash equivalents on the condensed consolidated balance sheet as of December 31, 2020.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) and strategic investments in another two private companies. For more information related to Lacerta, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes option pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investments in the other two private companies are recorded at fair value at the time of purchase as measured by their respective investment cost. At the end of each reporting period, the fair value of the Company's strategic investments will be adjusted if the issuers are to issue similar or identical equity securities or when there is a triggering event for impairment. During the three and nine months ended September 30, 2021, the Company recorded an impairment loss of $4.5 million related to its investment in one of the private companies.

The following tables represent a roll-forward of the fair value of Level 3 financial assets for each of the periods indicated:

As of September 30, 2021
(in thousands)
Fair value, as of December 31, 2020	$35,100
Additions	1,800
Change in estimated fair value	(4,488)
Fair value, as of September 30, 2021	$32,412

As of September 30, 2020
(in thousands)
Fair value, as of December 31, 2019	$30,000
Additions	—
Change in estimated fair value	—
Fair value, as of September 30, 2020	$30,000

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. Significant changes which increase or decrease the probabilities of achieving the milestone or shorten or lengthen the time required to achieve the milestone would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

The following tables represent a roll-forward of the fair value of Level 3 financial liabilities for each of the periods indicated:

As of September 30, 2021
(in thousands)
Fair value, as of December 31, 2020	$50,800
Changes in estimated fair value, net	(7,200)
Fair value, as of September 30, 2021	$43,600

As of September 30, 2020
(in thousands)
Fair value, as of December 31, 2019	$5,200
Additions of contingent consideration	300
Changes in estimated fair value	45,000
Fair value, as of September 30, 2020	$50,500

A net decrease of $7.2 million was recorded during the three and nine months ended September 30, 2021 to account for the change in fair value of existing contingent consideration liabilities. This change, which is recorded through earnings, was a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the expected approval date of the underlying programs and the estimate of the amount of payments to be ultimately made. As of September 30, 2021, the contingent consideration was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheets.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximated fair value because of the short-term maturity of these financial instruments. The fair value of the outstanding debt is disclosed in Note 11, Indebtedness.

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Money market funds	$1,287,292	$629,440
Government and government agency bonds	—	602,058
Total	$1,287,292	$1,231,498

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2021 and December 31, 2020 was less than one month and approximately two months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments as of the periods indicated:

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$1,599,113	$—	$—	$1,599,113
Total cash, cash equivalents and investments	$1,599,113	$—	$—	$1,599,113
As reported:
Cash and cash equivalents	$1,599,113	$—	$—	$1,599,113
Total cash, cash equivalents and investments	$1,599,113	$—	$—	$1,599,113

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$900,590	$—	$—	$900,590
Government and government agency bonds	1,037,959	22	—	1,037,981
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571
As reported:
Cash and cash equivalents	$1,502,639	$9	$—	$1,502,648
Short-term investments	435,910	13	—	435,923
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571

7. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

The following table summarizes the Company’s product revenues, net by product for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
EXONDYS 51	$115,598	$111,802	$335,244	$314,332
AMONDYS 45	26,655	—	33,784	—
VYONDYS 53	24,658	9,627	64,648	18,889
Product revenues, net	$166,911	$121,429	$433,676	$333,221

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Product sales receivable, net of discounts and allowances	$149,317	$100,870
Government contract receivables	470	470
Total accounts receivable, net	$149,787	$101,340

The balance for government contract receivables for both periods presented is subject to government audit and will not be collected until the completion of the audit.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2020	$2,281	$41,771	$1,949	$4,969	$50,970
Provision	9,350	54,686	6,603	10,232	80,871
Payments/credits	(10,878)	(37,818)	(5,865)	(9,595)	(64,156)
Balance, as of September 30, 2021	$753	$58,639	$2,687	$5,606	$67,685

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2019	$588	$44,738	$1,506	$4,671	$51,503
Provision	7,137	38,763	4,599	8,046	58,545
Payments/credits	(6,699)	(39,489)	(4,348)	(7,694)	(58,230)
Balance, as of September 30, 2020	$1,026	$44,012	$1,757	$5,023	$51,818

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Reduction to accounts receivable	$7,743	$8,352
Component of accrued expenses	59,942	42,618
Total reserves	$67,685	$50,970

8. INVENTORY

The following table summarizes the components of the Company’s inventory for the periods indicated:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Raw materials	$40,156	$71,717
Work in progress	221,479	139,704
Finished goods	26,834	20,540
Total inventory	$288,469	$231,961

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Manufacturing-related deposits and prepaids	$84,275	$134,430
Collaboration receivable	29,084	34,184
Prepaid clinical and pre-clinical expenses	12,497	16,224
Prepaid maintenance services	7,197	6,411
Prepaid research expenses	3,895	5,854
Leasehold improvement receivable	2,687	3,059
Prepaid income tax	1,599	4,939
Prepaid insurance	1,029	4,158
Other	5,678	4,065
Total other current assets	$147,941	$213,324

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Manufacturing-related deposits and prepaids	$140,688	$148,525
Strategic investments	35,288	38,799
Restricted cash and investments	9,315	9,315
Prepaid clinical expenses	2,030	3,395
Other	3,471	3,669
Total other non-current assets	$190,792	$203,703

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Accrued contract manufacturing costs	$69,055	$36,543
Product revenue related reserves	59,942	42,618
Accrued employee compensation costs	29,725	50,803
Accrued clinical and pre-clinical costs	27,942	22,169
Accrued royalties	11,142	7,793
Accrued professional fees	8,929	10,221
Accrued collaboration cost sharing	4,927	3,516
Accrued interest expense	3,182	1,045
Accrued property and equipment	130	4,993
Accrued milestone and license expense	—	9,380
Other	6,035	4,472
Total accrued expenses	$221,009	$193,553

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

Upon adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability measured at its amortized cost. The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced the accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. Interest expense of the 2024 Notes will be lower as a result of adoption of this guidance. The effective interest rate on the liability component of the 2024 Notes for both the three and nine months ended September 30, 2021 was 1.9%. For the three and nine months ended September 30, 2021, the interest expense related to the 2024 Notes was $2.7 million and $8.0 million, respectively. For the three and nine months ended September 30, 2020, the interest expense related to the 2024 Notes was $7.9 million and $23.4 million, respectively. The fair value of the Company’s 2024 Notes as of September 30, 2021 was $844.9 million, based on open market trades and is classified as Level 1 in the fair value hierarchy.

December 2019 Term Loan

There have been no material changes to the December 2019 Term Loan in the three and nine months ended September 30, 2021. For more information related to the term loan, please read Note 13, Indebtedness of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes the Company’s debt facilities for the periods indicated:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Principal amount of the 2024 Notes	$569,993	$569,993
Unamortized discount - equity component	—	(98,721)
Unamortized discount - debt issuance costs	(6,853)	(6,510)
Net carrying value of 2024 Notes	563,140	464,762
Principal amount of the 2019 Term Loan	550,000	550,000
Unamortized discounts	(18,228)	(22,269)
Net carrying value of 2019 Term Loan	531,772	527,731
Total carrying value of debt facilities	$1,094,912	$992,493

The following table summarizes the total gross payments due under the Company’s debt arrangements:

As of September 30, 2021
(in thousands)
2021 (October-December)	$—
2022	—
2023	250,000
2024	869,993
2025	—
Thereafter	—
Total payments	$1,119,993

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	91,200	$42.62	97,240	$73.88	1,522,947	$48.50	1,256,064	$59.08
Restricted stock units	47,594	$83.37	49,430	$148.63	774,201	$86.34	592,867	$119.36

Stock-based Compensation Expense

For the three months ended September 30, 2021 and 2020, total stock-based compensation expense was $26.7 million and $26.9 million, respectively. For the nine months ended September 30, 2021 and 2020, total stock-based compensation expense was $84.2 million and $78.5 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$12,031	$10,645	$36,017	$31,034
Selling, general and administrative	14,653	16,258	48,144	47,509
Total stock-based compensation expense	$26,684	$26,903	$84,161	$78,543

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	$13,912	$16,474	$48,518	$49,677
Restricted stock awards/units	11,695	8,950	32,199	24,047
Employee stock purchase plan	1,077	1,479	3,444	4,819
Total stock-based compensation expense	$26,684	$26,903	$84,161	$78,543

13. OTHER (LOSS) INCOME

The following table summarizes other (loss) income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest expense	$(15,995)	$(13,889)	$(47,477)	$(41,217)
Interest income	148	122	259	2,899
Amortization of investment discount	—	313	157	4,276
Gain from sale of Priority Review Voucher	—	—	102,000	108,069
Gain (loss) on contingent consideration, net*	7,200	(45,000)	7,200	(45,000)
Impairment of equity investment	(4,488)	—	(4,488)	—
Other expense, net	(314)	(881)	(813)	(160)
Total other (loss) income	$(13,449)	$(59,335)	$56,838	$28,867

* The gain (loss) on contingent consideration, net is related to the fair value adjustment of the regulatory-related contingent payments that are accounted for as derivatives. Please see Note 5, Fair Value Measurements for further details.

14. LEASES

The Company has real estate operating leases in Cambridge, Andover and Burlington, Massachusetts, Dublin and Columbus, Ohio, and Durham, NC that provide for scheduled annual rent increases throughout each lease’s term. There have been no significant changes to the real estate leases in the nine months ended September 30, 2021. The Company has also identified embedded leases in its manufacturing and supply agreements with Catalent, Inc. (“Catalent”) and Thermo Fisher Scientific, Inc. (“Thermo”) as the Company determined that it controls the use of clean room suites and the related equipment therein. For additional details relating to these two agreements, please read Note 21, Commitments and Contingencies of the Annual Report on Form 10-K for the year ended December 31, 2020.

The lease on four of the eight dedicated clean room suites at Thermo commenced during the second quarter of fiscal 2020. The lease on the remaining four of the eight dedicated clean room suites at Thermo commenced during the second quarter of fiscal 2021, which is when the dedicated clean room suites became available for use by the Company. As a result, as of September 30, 2021, the Company had additional aggregate right of use (“ROU”) assets of $13.3 million and aggregate lease liabilities of $11.1 million relating to these additional dedicated clean room suites. The difference between the ROU assets and the lease liabilities results from certain prepayments made to Thermo by the Company prior to the commencement of the leases.

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

15. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and nine months ended September 30, 2021 and 2020, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net loss	$(48,144)	$(196,499)	$(296,799)	$(364,811)
Weighted-average common shares outstanding - basic	79,880	78,501	79,695	77,637
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	79,880	78,501	79,695	77,637
Net loss per share - basic and diluted	$(0.60)	$(2.50)	$(3.72)	$(4.70)

* For both the three and nine months ended September 30, 2021 and 2020, stock options, restricted stock awards, restricted stock units, and employee stock purchase plan to purchase 9.6 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is more dilutive. During the three and nine months ended September 30, 2021, the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of September 30, 2021
(in thousands)
2021 (October - December)	$378,723
2022	325,106
2023	232,934
2024	213,008
2025	108,090
Thereafter	262,612
Total manufacturing commitments*	$1,520,473

* Total manufacturing commitments include both the Catalent and Thermo manufacturing and supply agreements. Related to the leases at Catalent and Thermo, the Company has ROU assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of September 30, 2021. For more information, please read Note 19, Leases of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. We record a loss contingency reserve for a legal proceeding when we consider the potential loss probable and we can reasonably estimate the amount of the loss or determine a probable range of loss. We provide disclosure when we consider a loss reasonably possible or when we determine that a loss in excess of a reserve is reasonably possible. We provide an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless we believe that such an estimate cannot be made.

On September 15, 2020, REGENXBIO INC. (“RegenX”) and the Trustees of the University of Pennsylvania filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC (together, “Sarepta”), in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of cultured host cell technology to make adeno-associated virus (“AAV”) gene therapy products, including SRP-9001. Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes upon the ‘617 Patent asserted by RegenX. Plaintiffs seek injunctive relief, a judgment of infringement, an unspecified amount of damages that is no less than a reasonable royalty, a judgment of willful infringement, attorneys’ fees and costs, and such other relief as the court deems just and proper. On November 4, 2020, Sarepta moved to dismiss the case pursuant to Federal Rule of Civil Procedure 12(b)(6) based on the Safe Harbor provision of non-infringement contained in 35 U.S.C. § 271(e)(1). On October 5, 2021, the Court scheduled a hearing on Sarepta’s motion to dismiss for December 2, 2021.

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO (PTAB Case Nos. IPR2021-01134, IPR2021-01135, IPR2021-01136, IPR2021-01137, IPR2021-01138, IPR2021-01139, IPR2021-01140) in which Sarepta is seeking to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserts claims for patent infringement of each of the NS Patents arising from Sarepta’s alleged activities concerning, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further seeks a determination of non-infringement by NS arising from NS’s alleged activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from UWA (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827). NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions. The district court denied the motion for preliminary injunction on September 24, 2021, and NS appealed to the U.S. Court of Appeals for the Federal Circuit. On September 10, 2021, NS filed an amended complaint, which Sarepta moved to dismiss on September 24, 2021.

17. SUBSEQUENT EVENTS

In October 2021, the Company sold approximately 7.1 million shares of common stock through an underwritten public offering, including 0.9 million shares sold pursuant to the underwriters’ option to purchase additional shares. The offering price was $81.00 per share. The Company expects to receive net proceeds of approximately $548.5 million from the offering, net of underwriting commissions and offering expenses of approximately $26.5 million.

The Company entered into a development, commercial manufacturing and supply agreement in June 2018 and, subsequently, entered into the first and second amendments in May 2019 and July 2020, respectively, with Thermo, formerly Brammer Bio MA, LLC (collectively, the “Thermo Supply Agreements”). On October 1, 2021, the Company entered into its third amendment with Thermo. This amendment primarily modifies the term of the Thermo Supply Agreements, the capacity dedicated to the Company, as well as the payments due over the remaining term of the agreement. The Company continues to have the ability to terminate the agreement prior to the expiration, subject to the payment of additional financial consideration. As of the date of this report, the Company is still assessing the financial impact of this amendment. For more information related to the Thermo Supply Agreements, please read Note 21, Commitments and Contingencies of the Annual Report on the Form 10-K for the year ended December 31, 2020.

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
•
estimated timelines and milestones for 2021 and beyond, including announcing additional results from Part 2 of Study SRP-9001-102 in the first quarter of 2022, completing GMP runs for SRP-9003 in 2022, and meeting with the U.S. Food and Drug Administration (“FDA”) in 2022 to discuss a pivotal trial for SRP-9003;
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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“Duchenne”), Limb-girdle muscular dystrophies (“LGMDs”), and other neuromuscular and central nervous system (“CNS”) related disorders.

We commercialize three products, all of which were granted accelerated approval by the FDA:

•
EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), approved by the FDA on September 19, 2016, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51 skipping. EXONDYS 51 uses our phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene.
•
VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), approved by the FDA on December 12, 2019, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene.
•
AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), approved by the FDA on February 25, 2021, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene.

We are in the process of conducting various EXONDYS 51, VYONDYS 53 and AMONDYS 45 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of these products.

A summary description of our main product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021.

•
SRP-9001 (Duchenne, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but functional version of dystrophin. A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with Duchenne was initiated. In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from the Phase 1/2a clinical trial in four individuals with Duchenne enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions (Study 102). We have dosed all 41 participants in that trial and are dosing participants in the crossover phase of the study. In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase). We expect additional results from Part 2 of Study 102 in the first quarter of 2022. We have completed dosing in the first cohort in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. We also initiated our pivotal trial (Study 301) in October 2021 and are currently enrolling patients.
•
SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in the micro-dystrophin gene therapy program. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have recently dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. In March 2021, we announced 24-month functional and expression data from the three clinical trial participants in the low-dose cohort and twelve-month functional data from the three clinical trial participants in the high-dose cohort. We expect to complete GMP runs for SRP-9003 in 2022. We also plan to meet with the FDA in 2022 to discuss our pivotal trial.

Our pipeline includes more than 40 programs in various stages of pre-clinical and clinical development, reflecting our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow synthesis and purification of our products and product candidates to support both clinical development as well as commercialization. We continue to refine and optimize our manufacturing processes. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal large-scale Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

For our commercial Duchenne programs, we have worked with our existing CMOs to increase product capacity from mid-scale to large-scale. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of CMOs are able to fulfill these requirements, and are capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing capacity for our micro-dystrophin Duchenne gene therapy programs and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 micro-dystrophin Duchenne gene therapy program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as Charcot-Marie-Tooth (“CMT”) and other neuromuscular and CNS related disorders.

Manufacturers and suppliers of our commercial products and product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Cash, Cash Equivalents and Investments

As of September 30, 2021, we had approximately $1,608.4 million of cash, cash equivalents and investments, consisting of $1,599.1 million of cash and cash equivalents and $9.3 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
	2021	2020	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$166,911	$121,429	$45,482	37%
Collaboration	22,495	22,495	—	0%
Total revenues	189,406	143,924	45,482	32%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	23,444	15,015	8,429	56%
Research and development	139,115	190,438	(51,323)	(27)%
Selling, general and administrative	61,127	75,373	(14,246)	(19)%
Amortization of in-licensed rights	178	166	12	7%
Total cost and expenses	223,864	280,992	(57,128)	(20)%
Operating loss	(34,458)	(137,068)	102,610	(75)%
Other loss:
Gain (loss) on contingent consideration, net	7,200	(45,000)	52,200	(116)%
Other expense, net	(20,649)	(14,335)	(6,314)	44%
Total other loss	(13,449)	(59,335)	45,886	(77)%

Loss before income tax expense	(47,907)	(196,403)	148,496	(76)%
Income tax expense	237	96	141	147%
Net loss	$(48,144)	$(196,499)	$148,355	(75)%

Net loss per share - basic and diluted	$(0.60)	$(2.50)	$1.90	(76)%

	For the Nine Months Ended September 30,
	2021	2020	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$433,676	$333,221	$100,455	30%
Collaboration	66,750	61,740	5,010	8%
Total revenues	500,426	394,961	105,465	27%
Costs and expenses:
Cost of sales (excluding amortization of in-licensed rights)	65,305	40,978	24,327	59%
Research and development	573,886	515,104	58,782	11%
Selling, general and administrative	204,605	231,829	(27,224)	(12)%
Settlement and license charges	10,000	—	10,000	NM*
Amortization of in-licensed rights	527	497	30	6%
Total cost and expenses	854,323	788,408	65,915	8%
Operating loss	(353,897)	(393,447)	39,550	(10)%
Other income:
Gain from sale of Priority Review Voucher	102,000	108,069	(6,069)	(6)%
Gain (loss) on contingent consideration, net	7,200	(45,000)	52,200	(116)%
Other expense, net	(52,362)	(34,202)	(18,160)	53%
Total other income	56,838	28,867	27,971	97%

Loss before income tax (benefit) expense	(297,059)	(364,580)	67,521	(19)%
Income tax (benefit) expense	(260)	231	(491)	(213)%
Net loss	$(296,799)	$(364,811)	$68,012	(19)%

Net loss per share - basic and diluted	$(3.72)	$(4.70)	$0.98	(21)%

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

Net product revenues for our products for the three and nine months ended September 30, 2021 increased by $45.5 million and $100.5 million, respectively, compared with the three and nine months ended September 30, 2020. These increases primarily reflect increasing demand for our products in the U.S. and the commercial launch of AMONDYS 45.

Collaboration revenue relates primarily to our collaboration arrangement with F. Hoffman-La Roche Ltd. For the three and nine months ended September 30, 2021, we recognized $22.5 million and $66.8 million of collaboration revenue, respectively. For the three and nine months ended September 30, 2020, we recognized $22.5 million and $61.7 million of collaboration revenue, respectively. For more information, please read Note 3, Collaboration and License Agreements within our Annual Report on Form 10-K for the year ended December 31, 2020.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, and AMONDYS 45 by the FDA in September 2016, December 2019, and February 2021, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in the three and nine months ended September 30, 2021, and VYONDYS 53 sold in the three and nine months ended September 30, 2020, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For VYONDYS 53 sold in the three and nine months ended September 30, 2021, and EXONDYS 51 sold in the three and nine months ended September 30, 2021 and 2020, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $18.0 million and $19.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The following tables summarize the components of our cost of sales for each of the periods indicated:

	For the Three Months Ended September 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$12,302	$7,202	$5,100	71%
Royalty payments	11,142	7,813	3,329	43%
Total cost of sales	$23,444	$15,015	$8,429	56%

The cost of sales for the three months ended September 30, 2021 increased by $8.4 million, or 56%, compared with the same period in 2020. The changes primarily reflect increasing demand for our products.

	For the Nine Months Ended September 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$36,940	$19,711	$17,229	87%
Royalty payments	28,365	21,267	7,098	33%
Total cost of sales	$65,305	$40,978	$24,327	59%

The cost of sales for the nine months ended September 30, 2021 increased by $24.3 million, or 59%, compared with the same period in 2020. The changes primarily reflect increasing demand for our products as well as write-offs of certain batches of our products not meeting our quality specifications for the nine months ended September 30, 2021, with no similar activity for the nine months ended September 30, 2020.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$64,836	$71,451	$(6,615)	(9)%
Other gene therapies	14,142	27,256	(13,114)	(48)%
PPMO platform	8,853	6,683	2,170	32%
Casimersen (exon 45)	6,994	6,710	284	4%
Eteplirsen (exon 51)	4,930	10,766	(5,836)	(54)%
Up-front and milestone expenses	4,515	15,375	(10,860)	(71)%
Golodirsen (exon 53)	4,171	7,021	(2,850)	(41)%
Collaboration cost-sharing	3,473	5,615	(2,142)	(38)%
Other projects	3,817	915	2,902	NM*
Internal research and development expenses	52,785	55,303	(2,518)	(5)%
Roche collaboration reimbursement	(29,401)	(16,657)	(12,744)	77%
Total research and development expenses	$139,115	$190,438	$(51,323)	(27)%

	For the Nine Months Ended September 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$218,445	$175,799	$42,646	24%
Other gene therapies	84,092	72,389	11,703	16%
Up-front, milestone, and other expenses	40,192	36,658	3,534	10%
PPMO platform	29,350	17,710	11,640	66%
Casimersen (exon 45)	26,795	40,516	(13,721)	(34)%
Golodirsen (exon 53)	23,450	28,093	(4,643)	(17)%
Eteplirsen (exon 51)	22,008	22,901	(893)	(4)%
Collaboration cost-sharing	10,251	9,924	327	3%
Other projects	12,595	3,706	8,889	240%
Internal research and development expenses	167,262	149,261	18,001	12%
Roche collaboration reimbursement	(60,554)	(41,853)	(18,701)	45%
Total research and development expenses	$573,886	$515,104	$58,782	11%

* NM = Not Meaningful

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$61,646	$89,165	$(27,519)	(31)%
Compensation and other personnel expenses	24,458	26,053	(1,595)	(6)%
Clinical trial expenses	23,310	29,547	(6,237)	(21)%
Facility- and technology-related expenses	18,174	14,328	3,846	27%
Stock-based compensation	12,031	10,645	1,386	13%
Pre-clinical expenses	5,598	2,819	2,779	99%
Up-front and milestone expenses	4,515	15,375	(10,860)	(71)%
Professional services	3,843	4,546	(703)	(15)%
Collaboration cost-sharing	3,473	5,615	(2,142)	(38)%
Research and other	11,468	9,002	2,466	27%
Roche collaboration reimbursement	(29,401)	(16,657)	(12,744)	77%
Total research and development expenses	$139,115	$190,438	$(51,323)	(27)%

Research and development expenses for the three months ended September 30, 2021 decreased by $51.3 million, or 27%, compared with the three months ended September 30, 2020. The decrease was primarily driven by the following:

•
$27.5 million decrease in manufacturing expenses primarily due to timing of production activity related to our gene therapy programs;
•
$1.6 million decrease in compensation and other personnel expenses primarily due to changes in headcount;
•
$6.2 million decrease in clinical trial expenses primarily due to a ramp-down of enrollment for certain clinical trials as well as the timing of contract research organization activities;
•
$3.8 million increase in facility- and technology-related expenses due to our continuing expansion efforts;
•
$1.4 million increase in stock-based compensation expense primarily driven by changes in headcount and stock price;
•
$2.8 million increase in pre-clinical expenses primarily due to an increase of toxicology studies in our PPMO platforms;
•
$10.9 million decrease in up-front and milestone expenses primarily due to $15.1 million of up-front payments as a result of the execution of certain research, option and license agreements during the third quarter of 2020, offset primarily by $4.5 million of similar activity during the third quarter of 2021;
•
$2.1 million decrease in collaboration cost sharing expenses with Genethon on its micro-dystrophin drug candidate and Lysogene on its MPS IIIA drug candidate;
•
$2.5 million increase in research and other expenses primarily driven by an increase in sponsored research with academic institutions during the three months ended September 30, 2021; and
•
$12.7 million increase in the offset to expense associated with a collaboration reimbursement from Roche primarily due to continuing development of our SRP-9001 micro-dystrophin gene therapy.

	For the Nine Months Ended September 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$270,736	$254,561	$16,175	6%
Compensation and other personnel expenses	83,351	78,778	4,573	6%
Clinical trial expenses	77,879	64,297	13,582	21%
Facility- and technology-related expenses	52,274	40,462	11,812	29%
Up-front, milestone, and other expenses	40,192	36,658	3,534	10%
Stock-based compensation	36,017	31,034	4,983	16%
Pre-clinical expenses	16,580	6,047	10,533	174%
Collaboration cost-sharing	10,251	9,924	327	3%
Professional services	9,659	13,060	(3,401)	(26)%
Research and other	37,501	22,136	15,365	69%
Roche collaboration reimbursement	(60,554)	(41,853)	(18,701)	45%
Total research and development expenses	$573,886	$515,104	$58,782	11%

Research and development expenses for the nine months ended September 30, 2021 increased by $58.8 million, or 11%, compared with the nine months ended September 30, 2020. The increase was primarily driven by the following:

•
$16.2 million increase in manufacturing expenses primarily due to a continuing ramp-up of our gene therapy programs;
•
$4.6 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$13.6 million increase in clinical trial expenses primarily due to increased patient enrollment for our ESSENCE and MOMENTUM programs as well as certain start-up activities for our SRP-9001 micro-dystrophin program including for our EMBARK program;
•
$11.8 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$3.5 million increase in up-front, milestone and other expenses primarily due to a $28.7 million increase of an accrued sublicense fee to Nationwide and $11.5 million of expense incurred as a result of up-front payments and milestone achievements in certain research and license agreements during the nine months ended September 30, 2021, offset by $9.3 million of expense related to sublicense payments accrued to Nationwide and $27.1 million of up-front payments as a result of the execution of certain research and license agreements during the same period of 2020;
•
$5.0 million increase in stock-based compensation expense primarily due to changes in headcount and stock price;
•
$10.5 million increase in pre-clinical expenses primarily due to an increase of toxicology studies in our PPMO platforms;
•
$3.4 million decrease in professional service expenses primarily due to a decrease in reliance on third-party research and development contractors;
•
$15.4 million increase in research and other expenses primarily driven by an increase in sponsored research with academic institutions during the nine months ended September 30, 2021; and
•
$18.7 million increase in the offset to expense associated with a collaboration reimbursement from Roche primarily due to continuing development of our SRP-9001 micro-dystrophin gene therapy.

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

The following tables summarize selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$21,785	$26,578	$(4,793)	(18)%
Stock-based compensation	14,653	16,258	(1,605)	(10)%
Professional services	13,464	22,732	(9,268)	(41)%
Facility- and technology-related expenses	8,428	7,296	1,132	16%
Other	2,800	2,732	68	2%
Roche collaboration reimbursement	(3)	(223)	220	(99)%
Total selling, general and administrative expenses	$61,127	$75,373	$(14,246)	(19)%

Selling, general and administrative expenses for the three months ended September 30, 2021 decreased by $14.2 million, or 19%, compared with the three months ended September 30, 2020. This was primarily driven by the following:

•
$4.8 million decrease in compensation and other personnel expenses primarily due to a net decrease in headcount period over period;
•
$1.6 million decrease in stock-based compensation expense primarily due to changes in headcount and stock prices;
•
$9.3 million decrease in professional service expenses primarily due to a decrease in reliance on third-party selling, general and administrative contractors; and
•
$1.1 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts.

	For the Nine Months Ended September 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$76,139	$80,294	$(4,155)	(5)%
Professional services	49,021	74,518	(25,497)	(34)%
Stock-based compensation	48,144	47,509	635	1%
Facility- and technology-related expenses	23,305	21,532	1,773	8%
Other	8,222	8,358	(136)	(2)%
Roche collaboration reimbursement	(226)	(382)	156	(41)%
Total selling, general and administrative expenses	$204,605	$231,829	$(27,224)	(12)%

Selling, general and administrative expenses for the nine months ended September 30, 2021 decreased by $27.2 million, or 12%, compared with the nine months ended September 30, 2020. This was primarily driven by the following:

•
$4.2 million decrease in compensation and other personnel expenses primarily due to a net decrease in headcount period over period;
•
$25.5 million decrease in professional service expenses primarily due to a decrease in reliance on third-party selling, general and administrative contractors, as well as a transaction fee for the Roche transaction incurred during the nine months ended September 30, 2020, with no similar activity incurred during the nine months ended September 30, 2021; and
•
$1.8 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts.

Settlement and license charges

In February 2021, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of AMONDYS 45 in the United States. This was a result of a settlement and license agreement with BioMarin executed in July 2017. This amount, which was expensed to operations as incurred, is separately presented as settlement and license charges in the Company's unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021. There was no such expense recognized during the same period of 2020.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2011, respectively. We recorded an in-licensed right asset of approximately $6.6 million in 2017 as a result of the settlement and license agreements with BioMarin. Additionally, following the first sale of EXONDYS 51 in September 2016, VYONDYS 53 in December 2019 and AMONDYS 45 in February 2021, we recorded an in-licensed right asset of $1.0 million, $0.5 million and $0.5 million, respectively, related to the license agreement with UWA. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the patent from the first commercial sale of each product. For both the three months ended September 30, 2021 and 2020, we recorded amortization of in-licensed rights of approximately $0.2 million. For both the nine months ended September 30, 2021 and 2020, we recorded amortization of in-licensed rights of approximately $0.5 million.

Gain (loss) on contingent consideration, net

The gain (loss) on contingent consideration, net, relates to the fair value adjustment of the Company’s contingent consideration derivative liability related to regulatory-related contingent payments to Myonexus selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. During the three and nine months ended September 30, 2021 and 2020, the Company recognized a $7.2 million net gain and $45.0 million net loss, respectively, to adjust the fair value of the contingent consideration. For further information on our contingent considerations, please read Note 5, Fair Value Measurements.

Other expense, net

Other expense, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment discount, and unrealized gain or loss from our investment in Lysogene and other strategic investments. Our cash equivalents and investments consist of money market funds, government and government agency debt securities, and certificates of deposit. Interest expense includes interest accrued on our convertible notes and term loan.

For the three months ended September 30, 2021 and 2020, other expense, net, was $20.6 million and $14.3 million, respectively, an increase of $6.3 million. For the nine months ended September 30, 2021 and 2020, other expense, net, was $52.4 million and $34.2 million, respectively, an increase of $18.2 million. The increases primarily reflect an increase in interest expense incurred on our term loan debt facilities due to an increase in the outstanding balance as well as an impairment loss related to a strategic investment, partially offset by a reduction of interest expense incurred on our convertible debt related to the adoption of ASU 2020-06. As a result of the adoption of ASU 2020-06, interest expense was reduced by $5.6 million and $16.6 million for the three and nine months ended September 30, 2021, respectively.

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

Income tax expense (benefit)

Income tax expense for the three months ended September 30, 2021 and 2020, was approximately $0.2 million and $0.1 million, respectively. Income tax benefit for the nine months ended September 30, 2021 was approximately $0.3 million, while income tax expense for the nine months ended September 30, 2020 was approximately $0.2 million. Income tax expense (benefit) for all periods presented relates to state and foreign taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2021	As of December 31, 2020	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,599,113	$1,502,648	$96,465	6%
Short-term investments	—	435,923	(435,923)	(100)%
Restricted cash and investments	9,315	9,315	—	0%
Total cash, cash equivalents and investments	$1,608,428	$1,947,886	$(339,458)	(17)%

Borrowings:
Term loan	$531,772	$527,731	$4,041	1%
Convertible debt	563,140	464,762	98,378	21%
Total borrowings	$1,094,912	$992,493	$102,419	10%

Working capital
Current assets	$2,185,310	$2,485,196	$(299,886)	(12)%
Current liabilities	373,443	416,026	(42,583)	(10)%
Total working capital	$1,811,867	$2,069,170	$(257,303)	(12)%

For the periods ended September 30, 2021 and December 31, 2020, our principal sources of liquidity were primarily derived from sales of our products, our collaboration arrangement with Roche, net proceeds from sale of the PRV and net proceeds from debt financing. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The changes in our total borrowings primarily reflect the adoption of ASU 2020-06 as of January 1, 2021, which resulted in the convertible debt being accounted for as a single liability measured at its amortized cost. For more information on the adoption and impact of ASU 2020-06, please read Note 11, Indebtedness. The changes in our working capital primarily reflect use of cash in operating activities.

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

Our cash requirements are expected to continue to increase as we advance our research, development and commercialization programs and we expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity, debt financing, the licensing or sale of our technologies, funded research and development arrangements or additional government contracts. We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution.

Cash flows

	For the Nine Months Ended
	September 30,
	2021	2020	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(413,846)	$282,001	$(695,847)	(247)%
Investing activities	497,990	2,170	495,820	NM*
Financing activities	12,321	355,386	(343,065)	(97)%
Increase in cash and cash equivalents	$96,465	$639,557	$(543,092)	(85)%

* NM = Not Meaningful

Operating Activities

Cash used in operating activities was $413.8 million for the nine months ended September 30, 2021. Cash provided by operating activities for the nine months ended September 30, 2020 was $282.0 million. The unfavorable change was primarily driven by the following items:

•
$838.7 million decrease in the change in deferred revenue primarily as a result of the collaboration arrangement with Roche being executed during the nine months ended September 30, 2020 and amortization of the deferred revenue during the nine months ended September 30, 2021; and
•
$39.4 million net decrease in non-cash adjustments.

The decreases were partially offset by:

•
$74.1 million decrease in net loss, excluding the gain from the sale of the PRV, primarily driven by increases in net product revenues and collaboration revenue and a decrease in selling, general and administrative expense, partially offset by an increase in research and development expense; and
•
$108.1 million net decrease in use of operating assets and liabilities, excluding deferred revenue.

Investing Activities

Cash provided by investing activities increased by $495.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:

•
$867.7 million decrease in purchase of available-for-sale securities during the nine months ended September 30, 2021; and
•
$17.3 million decrease in purchase of property and equipment during the nine months ended September 30, 2021.

The changes were partially offset by:

•
$382.0 million decrease in proceeds from the sale or maturity of available-for-sale securities during the nine months ended September 30, 2021; and
•
$6.1 million decrease in net proceeds from the sale of the PRV during the nine months ended September 30, 2021.

Financing Activities

Cash provided by financing activities decreased by $343.1 million for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, primarily driven by the following:

•
$312.1 million decrease in net proceeds from the issuance of common stock to Roche;
•
$29.5 million decrease in proceeds from the exercise of options and the purchase of stock under our Employee Stock Purchase Program; and

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

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and acquisition of technology access rights, among others. The following table presents contractual obligations arising from these arrangements as of September 30, 2021:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations (1)	$1,278,734	$55,949	$345,206	$877,579	$—
Lease obligations (2)	49,725	13,168	24,060	12,497	—
Manufacturing obligations (3)	1,520,473	657,045	464,299	177,982	221,147
Total contractual obligations and contingencies	$2,848,932	$726,162	$833,565	$1,068,058	$221,147

(1)
Interest is included.
(2)
Lease obligations only include real estate leases. The leases embedded in certain supply agreements are included in the manufacturing obligations.
(3)
Manufacturing obligations include agreements to purchase goods and services that are enforceable and legally binding or subject to cancellation fees and that specify all significant terms. Manufacturing obligations relate primarily to our commercialization of EXONDYS 51, VYONDYS 53 and AMONDYS 45, and clinical programs for Duchenne as well as our gene therapy programs.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $4.1 billion of future development, regulatory, commercial and up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of September 30, 2021, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and sales milestones.

Recent Accounting Pronouncements

For additional information, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, government and government agency bonds and high-grade corporate bonds with maturities of three years or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of September 30, 2021, we had approximately $1,608.4 million of cash, cash equivalents and investments, comprised of $1,599.1 million of cash and cash equivalents and $9.3 million long-term restricted cash and investments. The Company did not hold any investments in interest rate sensitive instruments as of September 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2021, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The FDA granted accelerated approval for EXONDYS 51, VYONDYS 53 and AMONDYS 45, respectively, as therapeutic treatments for Duchenne in patients who have a confirmed mutation in the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively. EXONDYS 51 is currently commercially available in the U.S. and Israel only, and VYONDYS 53 and AMONDYS 45 are currently commercially available in the U.S. only, although they are available in additional countries through our EAP. The commercial success of our products continues to depend on a number of factors attributable to one of our products or the products of our competitors, including, but not limited to:

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
•
the development, commercialization or pricing of competing products or therapies for the treatment of Duchenne, or its symptoms, and the existence of competing clinical trials;

•
our ability to increase awareness of the importance of genetic testing and knowing/understanding Duchenne mutations, and identifying and addressing procedural barriers to obtaining therapy;
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
•
the process leading to a patient’s first infusion of our products may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. Delays in the process prior to first infusion could negatively impact the sales of our products; and
•
the exercise by Roche of its option to obtain an exclusive license to commercialize one or more of our Duchenne products beyond SRP-9001 outside of the U.S. and Roche’s subsequent commercialization efforts.

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

In addition, we may face risks with maintaining regulatory exclusivities for our products, and our protection may be circumvented, even if maintained. For instance, orphan drug exclusivity in the U.S. may be rescinded if (i) an alternative, competing product demonstrates clinical superiority to our product with orphan exclusivity; or (ii) we are unable to assure the availability of sufficient quantities of our orphan products to meet the needs of patients. Moreover, competitors may receive approval of different drugs or biologics for indications for which our prior approved orphan products have exclusivity. Orphan drug exclusivity in Europe may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug. Thus, other companies may have received, or could receive, approval to market a product candidate that is granted orphan drug exclusivity for the same drug or similar drug and same orphan indication as any of our product candidates for which we plan to file an NDA, BLA or MAA. If that were to happen, our prior approved orphan products may face competition and any pending NDA, BLA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable. For example, in September 2021, the FDA issued guidance concerning its position on interpreting when gene therapy products would be considered the “same” or “different” for purposes of orphan drug exclusivity. The guidance states that if two gene therapy products have or use different vectors, the FDA generally intends to consider them to be “different” drugs. Further, according to the guidance, the FDA generally intends to consider vectors from the same viral group (e.g., adeno-associated virus 2 (AAV2) vs. adeno-associated virus 5 (AAV5)) to be different, when the differences between the vectors impact factors such as tropism, immune response avoidance, or potential insertional mutagenesis. However, there is considerable uncertainty as to the interpretation of these guidelines. As illustrated by this guidance, orphan drug exclusivity as applied to gene therapy products is an evolving area subject to change and interpretation by the FDA and therefore, we cannot be certain as to how the FDA will apply those rules to our products.

The patient population suffering from Duchenne, LGMDs, and CMT 1A is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected.

Duchenne, LGMD, and CMT 1A are rare, fatal genetic disorders. Duchenne affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon 51 skipping, up to 8% are estimated to be amenable to exon 53 skipping and up to 8% are estimated to be amenable to exon 45 skipping. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. CMT is a group of peripheral nerve disorders affecting approximately one in every 2,500 individuals. CMT type 1A affects approximately 50,000 patients in the U.S. Our estimates of the size of these patient populations are based on limited number of published studies as well as internal analyses. Various factors may decrease the market size of our products and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our products and product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi Sankyo (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, Audentes Therapeutics, Inc. (acquired by Astellas Pharma) pursuing AAV vector delivery of oligonucleotides (for exons 2, 51 and 53), PepGen (notably for exon 51) and BioMarin (BMN-351 for exon 51); (ii) gene therapies that express micro-dystrophin or mini-dystrophin, such as Pfizer and Solid Biosciences (in partnership with Ultragenyx), and Regenxbio; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics, Editas Medicine and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics, BioPhytis, Mallinckrodt, Antisense Therapeutics and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin has announced it is pursuing IND enabling studies for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it has announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

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

If any of our competitors are successful in obtaining regulatory approval for any of their product candidates, it may limit our ability to enter into the market, gain market share or maintain market share in the Duchenne space or other diseases targeted by our platform technologies, products and product candidate pipeline.

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

In order to achieve our long-term business objectives, we actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring products, technologies or businesses. We may face competition from other companies in pursuing acquisitions and similar transactions in the biotechnology industry. This competition is most intense for approved drugs and late-stage drug candidates, which have the highest risk and would have the most immediate effect on our financial performance. Our ability to complete transactions may also be limited by applicable antitrust and trade regulation laws and regulations in the U.S. and foreign jurisdictions in which we or the operations or assets we seek to acquire carry on business.

We have entered into multiple collaborations, including with Roche, Nationwide, Duke University, Genethon, StrideBio, University of Florida, Genevant Sciences, Dyno Therapeutics, Selecta Biosciences, and Hansa Biopharma. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or acquisitions, each of which involves numerous risks, including:

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
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates, or otherwise undermine or devalue the efforts of our collaboration;
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

Even if we achieve the long-term benefits associated with strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term net income (loss). Future licenses or acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, the creation of contingent liabilities, impairment or expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. For example, in February 2020, we issued and sold 2,522,227 shares of common stock to Roche Finance in connection with the entry into the collaboration agreement with Roche.

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

Clinical development is lengthy and uncertain. Clinical trials of our novel gene therapy candidates may be delayed, including as a result of the COVID-19 pandemic, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our business.

Clinical testing is expensive and complex and can take many years to complete, and its outcome is inherently uncertain. We may not be able to initiate, may experience delays in, or may have to discontinue clinical trials for our product candidates as a result of numerous unforeseen events, including:

•
the FDA, other regulators, IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site for any number of reasons, including concerns regarding safety and aspects of the clinical trial design;
•
we may experience delays in reaching, or fail to reach, agreement on favorable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
the outcome of our pre-clinical studies and our early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results;
•
we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
•
clinical trials of any product candidates may fail to show safety or efficacy, or produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, or we may decide to abandon product development programs;
•
differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials;
•
pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many product candidates believed to have performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval; and
•
regulators may elect to impose a clinical hold, or we or our investigators, IRBs, or ethics committees may elect to suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable benefit risk ratio. For example, in the past we have received clinical holds from the FDA. Although these holds have generally not materially affected our development timelines, there is no assurance that any future hold would not have a material adverse effect. A clinical hold, or any of the above factors, may be out of our control and could materially impair our development timelines, expenses and results of operations.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, in October 2018, Nationwide presented results from a Phase 1/2a micro-dystrophin gene therapy clinical trial in four individuals with Duchenne enrolled in the trial (Study 101) and, in March 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In September 2021, we presented functional, safety and tolerability data at 36 months from these four individuals. In January 2021, we released top-line results for Part 1 of Study 102 and interim expression results from Part 2 of Study 102. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. For SRP-5051, in December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. In addition, in February 2019, we announced expression and biomarker data from the first three-patient low-dose cohort dosed in the SRP-9003 gene therapy trial to treat LGMD type 2E, or beta-sarcoglycanopathy and, in October 2019, we announced nine-month functional data from these three patients. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. In May 2021, we announced twelve-month functional data from three clinical trial participants in the high-dose cohort, and 24-month functional data from three clinical trial participants in the low-dose cohort. These data are based on small patient samples, and, given the heterogeneity of Duchenne and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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
•
The regulatory approval process for product candidates targeting orphan diseases, such as Duchenne, that use new technologies and processes, such as antisense oligonucleotide therapies, gene therapy and other alternative approaches or endpoints for the determination of efficacy is uncertain due to, among other factors, evolving interpretations of a new therapeutic class, the broad discretion of regulatory authorities, lack of precedent, small safety databases, varying levels of applicable expertise of regulators or their advisory committees, scientific developments, changes in the competitor landscape, shifting political priorities and changes in applicable laws, rules or regulations and interpretations of the same. As a result of uncertainty in the approval process for products intended to treat serious rare diseases, we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned NDAs, BLAs and MAAs for our product candidates, in a timely manner, or at all. Examples of such requests or requirements could include, but are not limited to, conducting additional or redesigned trials and procedures (e.g., additional safety data, patient muscle biopsies, dystrophin analyses and the use of assays), repeating or completing additional analysis of our data, or providing additional supportive data. In addition, in the U.S., an FDA advisory committee or regulators may disagree with our data analysis, interpretations and conclusions at any point in the approval process, which could negatively impact the approval of our NDA or BLA or result in a decision by the Company not to proceed with an NDA or BLA submission for a product candidate based on feedback from regulators.
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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (the “NIH”). The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. For example, on January 28, 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These final guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. At the same time the FDA issued a new guidance document describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity. In addition, the FDA can put an IND on hold if the information in an IND is not sufficient to assess the risks in pediatric patients.

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

Risks Related to Manufacturing

We currently rely on third parties to manufacture our products and to produce our product candidates; our dependence on these parties, including failure on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet commercial, EAP, clinical and pre-clinical product demand may impair the availability of product to successfully support various programs, including research and development and the potential commercialization of additional product candidates in our pipeline.

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

As our product candidates advance to later stage clinical trials, it is customary that various aspects of the development program, such as manufacturing, formulation and other processes, and methods of administration, may be altered to optimize the candidates and processes for scale-up necessary for later stage clinical trials and potential approval and commercialization. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for Phase 3 clinical stage development or for commercialization, which may cause delays in the initiation or completion of clinical trials and greater costs. We may also need to conduct additional studies to demonstrate comparability between newly manufactured drug substance and/or drug product for commercialization relative to previously manufactured drug substance and/or drug product for clinical trials. Demonstrating comparability may require us to incur additional costs or delay initiation or completion of clinical trials and, if unsuccessful, could require us to complete additional pre-clinical studies or clinical trials.

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

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such “ownership change.” Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we estimated or than would have otherwise been required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes.

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

We incurred an operating loss of $353.9 million for the nine months ended September 30, 2021. Our accumulated deficit was $3.1 billion as of September 30, 2021. Although we currently have three commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

We will likely require additional capital from time to time in the future in order to meet FDA post-marketing approval requirements and market and sell our products as well as to continue the development of product candidates in our pipeline, to prepare for potential commercialization of additional product candidates in our pipeline, to expand our product portfolio and to continue or enhance our business development efforts. The actual amount of funds that we may need and the sufficiency of the capital we have or are able to raise will be determined by many factors, some of which are in our control and others that are beyond our control.

While we are currently well capitalized, we may use available capital resources sooner than we expect under our current operating plan. In addition, our operating plan may change. We may need or choose to seek additional funds sooner than planned, through equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, funded research and development arrangements and licensing arrangements or a combination of these approaches. In any event, we expect to require additional capital to expand future development efforts, obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 16% in a single day or decreased as much as 51% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of September 30, 2021, there were approximately 80.0 million shares of common stock outstanding and outstanding awards to purchase 9.6 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2021, there were approximately 4.4 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.4 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.5 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

All obligations under the Credit Agreement are secured pursuant to the terms of a security agreement and subject to certain exceptions, by security interests in certain collateral (collectively, the “Collateral”), which includes the following: (1) any and all U.S. intellectual property owned by, and rights to U.S. intellectual property licensed to, us relating to any pharmaceutical composition in which eteplirsen or golodirsen is indicated to be administered for use in the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51 or 53 skipping, respectively, or for any other use approved by the FDA (the “Loan Products”), (2) 100% of the equity interests directly held by us in certain wholly owned domestic subsidiaries and 65% of the equity interests in certain other wholly owned domestic subsidiaries, and (3) all of our personal property, including, without limitation, cash held in all our deposit accounts. Any non-U.S. intellectual property related to the Loan Products and intellectual property unrelated in any way to the Loan Products anywhere are not part of the Collateral.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a summary of our repurchases of our common stock during the three months ended September 30, 2021:

Period	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs
July 1 – 31	—	—	—	—
August 1 – 31	—	—	—	—
September 1 – 30	1,623	$78.29	—	—
Total:	1,623	$78.29	—	—

(1)
All of the 1,623 shares purchased during the three-month period ended September 30, 2021 were withheld from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
10.1	Amendment no. 5 dated August 31, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019.					X

31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 3, 2021	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)