Form 10-K
period 2021-12-31
Sarepta Therapeutics, Inc.
filed 2022-03-01
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021, was approximately $6,206,016,151.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2022 was 87,149,589.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part II and Part III of this Annual Report on Form 10-K portions of its definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•
estimated timelines and milestones for 2022 and beyond, including announcing additional data for SRP-9001 in 2022, completing GMP runs for SRP-9003 in 2022, and meeting with the U.S. Food and Drug Administration (“FDA”) in 2022 to discuss a pivotal trial for SRP-9003;
•
our plan to expand our pipeline through internal research and development and through strategic transactions;
•
the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for our products;
•
our plan to evaluate activities and future engagement with the European Medicines Agency (the “EMA”) and other regulatory authorities outside of the U.S. on potential next steps for our products and product candidates;
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
•
the potential benefits of our technologies and programs, including those with strategic partners;
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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

•
We are highly dependent on the commercial success of our products in the U.S. and we may not be able to meet expectations with respect to sales of our products or attain profitability and positive cash-flow from operations;
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
•
We cannot predict whether historical revenues from eteplirsen, golodirsen and casimersen through our EAP outside the U.S. will continue or whether we will be able to continue to distribute our products through our EAP;
•
We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products;
•
We have entered into multiple collaborations and strategic transactions, including our collaboration with Roche, and may seek or engage in future collaborations, strategic alliances, acquisitions or licensing agreements that complement or expand our business. We may not be able to complete such transactions, and such transactions, if executed, may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks;
•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates;
•
Failures or delays in the commencement or completion of ongoing and planned clinical trials of our product candidates could negatively impact commercialization efforts; result in increased costs; and delay, prevent or limit our ability to gain regulatory approval of product candidates and to generate revenues and continue our business;
•
Clinical development is lengthy and uncertain; clinical trials of our novel gene therapy candidates may be delayed, including as a result of the COVID-19 pandemic, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our business;
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
•
We are investing significant resources in the development of novel gene therapy product candidates. Only a few gene therapy products have been approved in the U.S. and the European Union (“EU”). If we are unable to show the safety and efficacy of these product candidates, experience delays in doing so or are unable to successfully commercialize at least one of these drugs, our business would be materially harmed;

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
•
We currently rely on third parties to manufacture our products and to produce our product candidates; our dependence on these parties, including failure on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet commercial, EAP, clinical and pre-clinical product demand may impair the availability of product to successfully support various programs, including research and development and the potential commercialization of additional product candidates in our pipeline;

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
•
The COVID-19 pandemic has resulted and may continue to result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects;
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

PART I

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“Duchenne”), Limb-girdle muscular dystrophies (“LGMDs”) and other neuromuscular and central nervous system (“CNS”) related disorders.

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

The PMO chemistry platform is highly adaptable, and we have developed next-generation PMO-based chemistries for advancing RNA-targeted therapeutics. These next-generation chemistries are specifically designed to enhance tissue targeting, intracellular delivery, target selectivity and drug potency. One of these novel technologies is based on cell-penetrating peptide-conjugated PMO (“PPMO”). The PPMO features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced delivery into the cell. Our most advanced PPMO product candidate is SRP-5051, which is designed to treat Duchenne in patients with genetic mutations amenable to exon 51 skipping.

As part of our multifaceted approach to Duchenne, we are also developing gene therapy technologies to treat Duchenne. We are clinically developing a product candidate, SRP-9001, that aims to express a smaller but still functional version of dystrophin (“micro-dystrophin”). We use a unique adeno-associated virus (“AAV”) vector called AAVrh.74 to transport the transgene – the genetic material that will make the protein of interest – to the target cells. Micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV.

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

Core Therapeutic Areas

Duchenne: We primarily focus on rapidly advancing the development of our potentially disease-modifying pipeline of exon-skipping, gene therapy and gene editing product candidates targeting Duchenne. Duchenne is a rare X-linked recessive genetic disorder affecting children (primarily males) that is characterized by progressive muscle deterioration and weakness. It is the most common type of muscular dystrophy. Duchenne is caused by an absence of dystrophin, a protein that protects muscle cells. The absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. In the absence of dystrophin protein, affected individuals generally experience the following symptoms, although disease severity and life expectancy vary:

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

LGMDs are autosomal recessive, monogenic, rare neuromuscular diseases caused by missense and deletion mutations. These diseases affect males and females equally. Some types of LGMDs affect skeletal muscle and cardiac muscle. More severe forms of LGMDs mimic Duchenne. LGMDs as a class affect an estimated range of approximately 1 in every 14,500 to 1 in every 123,000 individuals. Currently, there are no available treatment options for LGMDs.

Charcot-Marie-Tooth (“CMT”) Disease is a group of hereditary, degenerative nerve diseases that are caused by mutations in genes that produce proteins involved in the structure and function of either the peripheral nerve axon or the myelin sheath. CMT can cause degeneration of motor skills, resulting in muscle weakness, and limiting patients’ ability to walk or use their hands, and in some cases, can cause degeneration of sensory nerves, resulting in a reduced ability to feel heat, cold, and pain. CMT affects approximately 1 in every 2,500 individuals, while CMT type 1A, which is most often caused by an extra copy of the PMP22 gene, affects approximately 50,000 patients in the U.S. Most patients are diagnosed at infancy, while other patients develop symptoms at adolescence. Currently, there are no available treatment options.

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

EXONDYS 51 targets the most frequent series of mutations that cause Duchenne. Approximately 13% of Duchenne patients are amenable to exon 51 skipping.

We are in the process of conducting various EXONDYS 51 clinical trials, including studies that are required to comply with our post-marketing FDA requirements and commitments to verify and describe the clinical benefit of EXONDYS 51.

VYONDYS 53, our second commercial product, approved by the FDA on December 12, 2019, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene. VYONDYS 53 has the potential to offer treatment to up to 8% of Duchenne patients who are amenable to exon 53 skipping.

We are in the process of conducting various VYONDYS 53 clinical trials, including studies that are required to comply with our post-marketing FDA requirements and commitments to verify and describe the clinical benefit of VYONDYS 53.

AMONDYS 45, our third commercial product, approved by the FDA on February 25, 2021, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene. AMONDYS 45 has the potential to offer treatment to up to 8% of Duchenne patients who are amenable to exon 45 skipping.

We are in the process of conducting various AMONDYS 45 clinical trials, including studies that are required to comply with our post-marketing FDA requirements and commitments to verify and describe the clinical benefit of AMONDYS 45.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded net revenues of $612.4 million, $455.9 million and $380.8 million, respectively, related to the sale of our products.

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

In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, trial for the treatment of Duchenne using SRP-5051 in patients who are amenable to exon 51 skipping. In 2019, we commenced a multiple ascending dose study for the treatment of Duchenne with SRP-5051 in patients who are amenable to exon 51 skipping (“Study 5051-201”). In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021 and are currently enrolling patients.

SRP-9001 (Duchenne, micro-dystrophin gene therapy program) aims to express micro-dystrophin – a smaller but still functional version of dystrophin. A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. SRP-9001 employs the AAVrh.74 vector, which is designed to be systemically and robustly delivered to skeletal, diaphragm and cardiac muscle without promiscuously crossing the blood brain barrier, which we believe makes it a strong candidate to treat peripheral neuromuscular diseases. An MHCK7 promoter was chosen for its ability to robustly express in the heart, which is critically important for patients with Duchenne, who typically die from pulmonary or cardiac complications. Lastly, the transgene was designed to maintain spectrin-like repeats 2 and 3, which has been reported to be critical to maintaining muscle force.

In the fourth quarter of 2017, an investigational new drug (“IND”) application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with Duchenne was initiated (Study 101). In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented updated results from Study 101 in four individuals with Duchenne enrolled in the trial. In March 2019, we presented nine-month functional and CK data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions (Study 102). In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of the 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase). We announced topline results for Part 2 of Study 102 in January 2022. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001 (Study 103). In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. We also initiated our pivotal trial of SRP-9001 for the treatment of Duchenne (Study 301) in October 2021 and are currently enrolling patients. We expect to announce additional data for SRP-9001 in 2022.

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

A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced two-month biopsy data from the first three-patient cohort dosed in the SRP-9003 trial, and in October 2019, we announced nine-month functional data from these three patients. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. We also announced one-year functional data in the high-dose cohort and two-year functional data in the low-dose cohort in March 2021. We expect to complete GMP runs for SRP-9003 in 2022. We also plan to meet with the FDA in 2022 to discuss our pivotal trial.

The chart below summarizes the status of our programs, including those with our strategic partners:

SAREPTA THERAPEUTICS

Our Pipeline

Information is current as of 1/13/2022, updates are made on a quarterly basis

RNA-TARGETED THERAPIES PMO

	DISCOVERY	PRE-CLINICAL	CLINICAL	COMMERCIAL
EXONDYS 51 (eteplirsen)*	Duchenne			
VYONDYS 53 (golodirsen)*	Duchenne			
AMONDYS 45 (casimersen)*	Duchenne			
Exon 52	Duchenne			
Other Exon Targets**	Duchenne			

RNA-TARGETED THERAPIES PPMO

	DISCOVERY	PRE-CLINICAL	CLINICAL	COMMERCIAL
SRP-5051	Duchenne			
SRP-5053	Duchenne			
SRP-5045	Duchenne			
SRP-5052	Duchenne			
SRP-5044	Duchenne			
SRP-5050	Duchenne			

GENE THERAPY

	DISCOVERY	PRE-CLINICAL	CLINICAL	COMMERCIAL
SRP-9001 Micro-dystrophin***	Duchenne			
GALGT2 *Nationwide Children's*	Duchenne			
GNT 0004 *Genethon*	Duchenne			
SRP-9003 (LGMD2E β-sarcoglycan)	LGMD			
SRP-9004 (LGMD2D α-sarcoglycan)	LGMD			
SRP-9005 (LGMD2C γ-sarcoglycan)	LGMD			
SRP-6004 (LGMD2B Dysferlin)	LGMD			
SRP-9006 (LGMD2L Anoctamin 5)	LGMD			
Calpain 3 (LGMD2A) *Nationwide Children's*	LGMD			
Neurotrophin 3 (CMT 1A) *Nationwide Children's*	CMT			
Cardiomyopathy *University of Florida*	CM			
CNS-1 *Lacerta*	CNS			
Pompe Disease *Lacerta*	Pompe			
Niemann-Pick Type C *StrideBio*	Niemann-Pick			
Rett Syndrome 2 *StrideBio*	Rett			
Dravet Syndrome *StrideBio*	Dravet			
Angelman Syndrome *StrideBio*	Angelman			
Emery-Dreifuss Muscular Dystrophy Type 1 *Columbia University*	EDMD			
Multiple Sclerosis *University of Florida*	MS			
Rett Syndrome 1 *University of Massachusetts*	Rett			
Duchenne *Institute of Myology*****	Duchenne			

GENE EDITING

	DISCOVERY	PRE-CLINICAL	CLINICAL	COMMERCIAL
CRISPR/CAS9 *Duke University*	Duchenne			
Duchenne *Harvard University*	Duchenne			

*Candidate received accelerated approval in the U.S., confirmatory studies required
**Other exon targets in development: 43, 44, 50, and 55
***Roche has the exclusive right to launch and commercialize SRP-9001 outside the United States
****Gene therapy and PPMO

Duchenne - Duchenne muscular dystrophy
EDMD - Emery Dreifuss muscular dystrophy
LGMD - Limb-girdle muscular dystrophy
CMT - Charcot-Marie-Tooth disease
CNS - Central nervous system
CM - Cardiomyopathy
MS - Multiple Sclerosis

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow manufacturing and testing of our products and product candidates to support both clinical development as well as commercialization. We continue to refine and optimize our manufacturing processes. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal large-scale Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

For our commercial Duchenne program, we have worked with our existing CMOs to increase product capacity from mid-scale to large-scale. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of CMOs are able to fulfill these requirements, and are capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing capacity for our micro-dystrophin Duchenne program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 micro-dystrophin Duchenne program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as CMT and other neuromuscular and CNS related disorders.

Manufacturers and suppliers of our commercial products and product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Material Agreements

We believe that our RNA-targeted and gene therapy technologies could be broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To enhance and further exploit our core technologies, we have and may continue to enter into research, development or commercialization alliances with universities, hospitals, independent research centers, non-profit organizations, pharmaceutical and biotechnology companies and other entities for new technologies, including for specific molecular targets or selected disease indications. We may also selectively pursue opportunities to access certain intellectual property rights that complement our internal portfolio through license agreements or other arrangements.

Roche

License, Collaboration, and Option Agreement

On December 21, 2019, we entered into a License, Collaboration, and Option Agreement (the “Collaboration Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) pursuant to which we granted Roche an exclusive license under certain of our intellectual property rights to develop, manufacture, and commercialize SRP-9001 in all countries outside of the U.S. We retained all rights to SRP-9001 in the U.S. The transaction closed on February 4, 2020. We have entered into Amendments 1 through 8 to the Collaboration Agreement on: October 23, 2020, October 28, 2020, February 4, 2021, June 23, 2021, August 31, 2021, November 30, 2021, January 5, 2022, and January 28, 2022, respectively.

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

Pursuant to the Collaboration Agreement, Roche has a right of first negotiation if we seek to grant a third-party license to commercialize SRP-9001 in the U.S. Roche had a similar right of first negotiation with respect to our LGMDs products, but such right has expired.

Exclusivity

Other than under the Collaboration Agreement, Roche may not perform any clinical trials for, or commercialize, any gene therapy product, gene-editing product, or antisense oligonucleotide for Duchenne for a period of five years following the execution of the Collaboration Agreement. The exclusivity period for one or more types of products may be extended if Roche exercises its option with respect to one or more exon-skipping products, gene therapy products, or gene-editing products, in each case, for a period of five years from the time of option exercise.

Development

The parties will use commercially reasonable efforts to conduct development activities with respect to SRP-9001 under the Collaboration Agreement pursuant to agreed-upon development plans. Subject to certain exceptions, we will perform all development activities directed to obtaining and maintaining regulatory approvals for SRP-9001 in the U.S. and the EU, as set forth in a joint global development plan. Subject to certain exceptions, the parties will share the costs of the development activities under such joint global development plan. Roche will have sole responsibility to perform all development activities set forth in a territory-specific development plan for SRP-9001, including additional activities not set forth in the joint global development plan that are specifically directed to obtaining and maintaining regulatory approvals for SRP-9001 outside of the U.S. Roche will be solely responsible for costs arising from the territory-specific development plan for SRP-9001.

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

In addition, the Collaboration Agreement provides that Roche will pay us royalties on net sales of SRP-9001, at a royalty rate anticipated to be in the mid-teens.

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

Myonexus

On May 3, 2018, we purchased from Myonexus, a privately-held Delaware corporation, a warrant to purchase common stock of Myonexus (the “Warrant”), which, in combination with amendments to the Myonexus certificate of incorporation, provided us with an exclusive option (the “Option”) to acquire Myonexus. In consideration for the Warrant, we made an up-front payment of $60.0 million to Myonexus. On February 27, 2019, we announced that we exercised the exclusive option to acquire Myonexus and, on April 4, 2019, we paid the Myonexus shareholders approximately $173.8 million and completed the acquisition of Myonexus. We are required to make contingent payments to the former shareholders of Myonexus upon achievement of a threshold amount of net sales of Myonexus products and the receipt and subsequent sale of a Priority Review Voucher (“PRV”) with respect to a Myonexus product.

BioMarin

License Agreement

On July 17, 2017, we executed a License Agreement (as amended on April 14, 2019 and November 17, 2021, the “License Agreement”) with BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV (collectively, “BioMarin”), pursuant to which BioMarin granted us a royalty-bearing, worldwide license under patent rights (“Licensed Patents”) and know-how (“Licensed Know-How”) controlled by BioMarin with respect to BioMarin’s Duchenne program, which are potentially necessary or useful for the treatment of Duchenne, to practice and exploit the Licensed Patents and Licensed Know-How in all fields of use and for all purposes, including to develop and commercialize antisense oligonucleotide products that target one or more exons of the dystrophin gene to induce exon skipping, including eteplirsen, golodirsen and casimersen (collectively, the “Products”).

The license granted to Sarepta by BioMarin is co-exclusive with BioMarin, with respect to the Licensed Patents, and is non-exclusive with respect to Licensed Know-How. Pursuant to the amendment to the License Agreement dated November 17, 2021 (“2021 Amendment”), BioMarin exercised its right to convert the exclusive license under the Licensed Patents to the current co-exclusive license.

Under the terms of the License Agreement, we were required to pay BioMarin an up-front payment of $15.0 million. Pursuant to the 2021 Amendment, BioMarin is eligible to receive up to $20.0 million from us per dystrophin gene exon (other than exon 51) targeted by one or more Products in specified regulatory milestones, as well as an additional $10.0 million milestone, payable following the regulatory approval of eteplirsen by the EMA. BioMarin is also eligible to receive through June 30, 2022 royalties segmented by specified geographic markets, in some jurisdictions dependent on the existence of a patent, ranging from 4% to 8% of net sales on a product-by-product and country-by-country basis. Beginning July 1, 2022, pursuant to the 2021 Amendment, BioMarin is eligible to receive royalties of 4% in the U.S. and 5% outside the U.S. of net sales of Products covered by a Licensed Patent on a product-by-product and country-by-country basis.

Milestones and royalties are payable with respect to eteplirsen (an exon 51 skipping Product), golodirsen (an exon 53 skipping Product), casimersen (an exon 45 skipping Product) through June 30, 2022. Beginning July 1, 2022, pursuant to the 2021 Amendment, milestones and royalties are payable only with respect to Products covered by a Licensed Patent. Beginning July 1, 2022, pursuant to the 2021 Amendment, the royalty term applicable to Products covered by a Licensed Patent will expire upon March 31, 2024 in the U.S. and December 31, 2024 outside the U.S. The royalties for all Products covered by a Licensed Patent are subject to reductions, including for generic competition and, under specified conditions, for a specified portion of payments that we may become required to pay under third-party license agreements, subject to a maximum royalty reduction.

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

University of Western Australia

In April 2013, we entered into an agreement with UWA under which an existing exclusive license agreement between the two parties was amended and restated and, in June 2016, we entered into the first amendment to the license agreement (the “UWA License Agreement”). The UWA License Agreement grants us specific rights to compounds for the treatment of Duchenne by inducing exon skipping. EXONDYS 51, VYONDYS 53 and AMONDYS 45 fall under the scope of the license agreement. Under the UWA License Agreement, we are required to make payments of up to $6.0 million in the aggregate to UWA based on the successful achievement of certain development and regulatory milestones relating to EXONDYS 51, VYONDYS 53, AMONDYS 45 and up to three additional product candidates. As of December 31, 2021, $4.2 million of the $6.0 million development and regulatory milestone payments had been made. We are also obligated to make payments to UWA of up to $20.0 million upon the achievement of certain sales milestones. Additionally, we are required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the UWA License Agreement.

Currently, the latest date on which an issued patent covered by the UWA License Agreement expires is November 2030 (excluding any patent term extension, supplemental protection certificate or pediatric extensions that may be available); however, patents granted from pending patent applications could result in a later expiration date.

Key Strategic Alliances

In connection with our multi-front battle against Duchenne and other rare neuromuscular diseases, we have entered into multiple partnering opportunities, including the ones described below. We believe that these collaborations, taken along with our own programs, represent a comprehensive approach to treating these rare neuromuscular diseases.

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

In addition, in March 2019, we entered into an exclusive option agreement with Nationwide with respect to exclusive rights to its calpain-3 gene therapy program for the treatment of LGMD Type 2A. In July 2021, we exercised our option and entered into an exclusive license agreement with Nationwide to acquire exclusive rights to its calpain-3 gene therapy program for the treatment of LGMD Type 2A.

Duke University

In October 2017, we entered into a sponsored research and exclusive option agreement with Duke University, granting us an exclusive option to an exclusive license to intellectual property and technology related to certain CRISPR/Cas9 technology developed in the laboratory of Charles A. Gersbach, Ph.D. The underlying premise of Dr. Gersbach’s approach is to restore dystrophin expression by removing or “excising” exons from the dystrophin gene. This includes a strategy to excise exons potentially enabling treatment for a majority of the Duchenne patient population.

Genethon

In May 2017, we entered into a sponsored research agreement with Genethon, under which we have been collaborating with Genethon on the pre-clinical development of its micro-dystrophin gene therapy products for the treatment of Duchenne. In November 2019, we entered into a license and collaboration agreement with Genethon, under which we will collaborate and share costs with Genethon on the clinical development of such products for the treatment of Duchenne. Under such agreement, we received the exclusive right to commercialize such products in the majority of the world (primarily excluding the EU). For the rights we received under such agreement, we made an up-front payment of $28.0 million; may be required to pay up to $236.3 million in development, regulatory and sales milestones; and upon commercialization, will be required to make tiered royalty payments based on net sales of licensed products.

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

Under the terms of the agreement, StrideBio will be responsible for AAV capsid development, non-clinical development and manufacturing of preclinical candidates to be selected for advancement into clinical studies. The parties will also share early clinical development activities for certain selected targets, with Sarepta responsible for late stage development and commercialization of all targets. StrideBio received up-front consideration of $46.9 million, of which $29.4 million was in the form of Sarepta common stock and the balance in cash. In addition, StrideBio will receive significant future development, regulatory and commercial milestones upon the achievement of specified milestone events for each of the four programs. StrideBio will also receive royalties on worldwide net sales of any commercial products developed through the collaboration. In addition, in March 2021, in accordance with the commitment made under the agreement, Sarepta invested in StrideBio’s Series B financing round.

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

We continually evaluate our patent portfolio and patent strategy and believe our owned and licensed patents and patent applications provide us with a competitive advantage; however, if markets where we do not have patents or patent applications become commercially important, our business may be adversely affected. A discussion of certain risks and uncertainties that may affect our freedom to operate, patent position, regulatory exclusivities and other proprietary rights is set forth in Item 1A. Risk Factors included in this report, and a discussion of legal proceedings related to the key patents protecting our products and product candidates are set forth below in the footnotes to the tables in this section.

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

Currently, U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest regular application was filed. In some countries, the patent term may be extended to recapture a portion of the term lost during regulatory review of the claimed therapeutic. For example, in the U.S., under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, a patent that covers an FDA-approved drug may be eligible for patent term extension (for up to 5 years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process. In the U.S., only one patent may be extended for any product based on FDA delay. In addition to patent term extension, patents in the U.S. may be granted additional term due to delays at the USPTO during prosecution of a patent application. We actively strive to maximize the potential for patent protection for our products and product candidates in accordance with the law.

Key Patents & Regulatory Exclusivities

Our products, product candidates and our technologies are primarily protected by composition of matter and methods of use patents and patent applications. A summary of granted composition of matter and/or methods of use patents that we solely own or control (or in the case of BioMarin/AZL patents, control with BioMarin), which cover our products in the U.S. and Europe, is provided below. To the extent the product indicated above the tables that immediately follow the name of such product is covered by a patent that is licensed to Sarepta, we may owe milestones and/or royalties to the indicated licensor in connection with the development and/or commercial sale of the product.

Eteplirsen

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
U.S. RE47,751[1]	United States	Methods of Use	June 28, 2025	UWA
U.S. 9,018,368	United States	Composition of Matter	June 28, 2025	UWA
US 10,781,451	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,243,245[2]	United States	Methods of Use	October 27, 2028	BioMarin/AZL
U.S. RE48,468[3]	United States	Methods of Use	October 27, 2028	BioMarin/AZL
U.S. RE47,769[4]	United States	Composition of Matter	February 2, 2029	UWA
U.S. 9,506,058	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,364,431	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,337,003	United States	Methods of Use	March 14, 2034	Sarepta

1.
Reissue of U.S. 8,486,907, which previously was involved in U.S. Patent Interference No. 106,013 and ordered to be cancelled pursuant to Judgment dated September 29, 2015 (Decision dated December 29, 2015 denied our (UWA) Request for Rehearing. Appeal by us (UWA) to the Court of Appeals for the Federal Circuit (Case Nos. 2016-1937, 2016-2086 (consolidated)) voluntarily dismissed July 27, 2017.)
2.
Reissue application of U.S. 9,243,245 pending.
3.
Reissue of U.S. 9,243,245.
4.
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

The various types of regulatory exclusivity for which our products have been granted and our product candidates are anticipated to be eligible to receive are generally discussed below, under ‘Government Regulation’ – ‘Data and Market Exclusivities’ and ‘Orphan Drug Designation and Exclusivity’. In connection with its FDA approval on September 19, 2016, EXONDYS 51 (eteplirsen) is protected with Orphan Drug Exclusivity until September 19, 2023.

Golodirsen

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
U.S. RE47,691[1]	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,024,007	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,994,851[2]	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,266,827[2]	United States	Methods of Use	June 28, 2025	UWA
U.S. 10,227,590[2]	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,421,966	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,968,450	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,995,337	United States	Composition of Matter & Methods of Use	June 28, 2025	UWA

1.
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
2.
Involved in Nippon Shinyaku Co., Ltd. v. Sarepta Therapeutics, Inc., C.A. No. 21-1015 (LPS) (D. Del. 2021) filed on July 13, 2021 in which Nippon Shinyaku is seeking a determination of invalidity and Sarepta is seeking counterclaims of infringement.

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
EP 2 206 781 B1[1]	Europe	Composition of Matter & Methods of Use	June 28, 2025	UWA
EP 2 970 964 B1	Europe	Composition of Matter	March 14, 2034	Sarepta

1.
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

1.
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

In addition to the foregoing composition of matter and method of use patents that protect eteplirsen, casimersen and golodirsen, we either solely own or control (or in the case of BioMarin/AZL patents, control with BioMarin) patents and patent applications in the U.S. and in major foreign markets that, if granted, provide additional protection for eteplirsen, casimersen, and golodirsen, which cover the composition of matter, preparation and/or uses of the products. These patents, and patent applications, if granted, would expire through at least 2038, such expiration dates not accounting for any patent term extension, patent term adjustment, supplemental protection certificate or pediatric extensions that may be available.

Platform Technologies

We separately own patents and patent applications in the U.S. and in major foreign markets that cover our proprietary PMO-based platform technologies (e.g., PPMO) relevant to our products. These patents, and patent applications, if granted, expire through at least 2038, such expiration dates not accounting for any patent term extension, supplemental protection certificate or pediatric extensions that may be available.

Trademarks

Our trademarks are important to us and are generally filed to protect our corporate brand, our products and platform technologies. We typically file trademark applications and pursue their registration in the U.S., Europe and other markets in which we anticipate using such trademarks. We are the owner of multiple federal trademark registrations in the U.S. including, but not limited to, Sarepta, Sarepta Therapeutics, the double-helix logo, EXONDYS, EXONDYS 51, the EXONDYS 51 Logo, VYONDYS, VYONDYS 53, the VYONDYS 53 Logo, AMONDYS, AMONDYS 45, and the AMONDYS 45 Logo. In addition, we have multiple pending trademark applications and registrations in the U.S. and in major foreign markets. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

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
•
approval by an Institutional Review Board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
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

Pre-clinical trials may include laboratory evaluations of the product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the pharmacokinetics, metabolism, bio-distribution, elimination and toxicity of the product candidate. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the pre-clinical trials, manufacturing information, analytical data and a proposed first in human clinical trial protocol are submitted to the FDA as part of the IND, which must become effective before clinical trials may be initiated. The IND will become effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the supportive data, or the study design, particularly regarding potential safety issues with conducting the clinical trial as described in the protocol. In this situation, the trials are placed on clinical hold and the IND sponsor must resolve any outstanding FDA concerns before clinical trials can proceed.

Clinical trials involve the administration of the product candidate to healthy volunteers or patient participants under the supervision of a qualified principal investigator. Clinical trials are conducted under protocols detailing the objectives of the study, the administration of the investigational product, subject selection and exclusion criteria, study procedures, parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as a submission to the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s Good Clinical Practice (“GCP”) requirements and federal and state laws and regulations protecting study subjects. Further, each clinical trial must be reviewed and approved by the Institutional Review Board (“IRB”) at or servicing each institution in which the clinical trial will be conducted. The IRB will consider, among other things, rationale for conducting the trial, clinical trial design, participant informed consent, ethical factors, the safety and rights of human subjects and the possible liability of the institution. The FDA can temporarily or permanently halt a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The IRB may also require the clinical trial at a particular site be halted, either temporarily or permanently, for failure to comply with GCP or the IRB’s requirements, or may impose other conditions.

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
•
Phase 4. Phase 4 trials are clinical trials conducted after the FDA has approved a product for marketing. Typically, there are two forms of Phase 4 trials: those that are conducted to fulfill mandatory conditions of product approval and those that are voluntarily conducted to gain additional experience from the treatment of patients in the intended therapeutic indication. The mandatory studies are used to confirm clinical benefit in the case of drugs approved under the accelerated approval regulations or to provide additional clinical safety or efficacy data for “full” approvals. Failure to promptly conduct and complete mandatory Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

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

Thus, in addition to regulations in the U.S., our business is subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Irrespective of whether it concerns an FDA approved or investigational drug, the commencement of clinical trials and the subsequent marketing of a drug product in foreign countries are subject to preliminary approvals from the corresponding regulatory authorities of such countries. For example, until the entry into application of the Clinical Trial Regulation 536/2014 and the end of the transition period (see below) the conduct of clinical trials in the EU is still governed by the Clinical Trials Directive 2001/20/EC and Directive 2005/28/EC laying down the requirements for the conduct of clinical trials in the EU and the principles and guidelines on GCP. Both Directives provide a system for the approval of clinical trials, which has been implemented through national legislation in the member states of the EU (“EU Member States”). Under this system, a sponsor must obtain approval from the competent national authority of an EU Member State in which the clinical trial is to be conducted, or in multiple EU Member States if the clinical trial is to be conducted in a number of countries. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The Clinical Trials Application (“CTA”) must include the supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC, corresponding national laws of the EU Member States, and as further detailed in the applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014 to replace the current Clinical Trials Directive 2001/20/EC. Although the new Clinical Trials Regulation had been adopted and had entered into force in 2014, it would only come into application in the EU Member States six months after the EC has confirmed the functionality of the new Clinical Trials Information System (“CTIS”), which includes the centralized EU portal and database for clinical trials introduced by the Regulation. On July 31, 2021, the EC published a notice in the Official Journal of the European Union, confirming full functionality of the EU portal and database. The Regulation will hence enter into application on January 31, 2022. When the Regulation enters into application, it will repeal the currently applicable Clinical Trials Directive 2001/20/EC and its national implementation legislations. It will also apply to clinical trials that were authorized under the previous legislation if they are still ongoing three years after the Regulation has come into operation. There is a three-year transition period after entry into application of the Clinical Trials Regulation. During the first year, until January 31, 2023, sponsors of clinical trials will be able to choose whether to file a CTA under the regime of the Directive, using the EudraCT, or under the Regulation, using the CTIS. As of the second year, all new CTAs must be submitted under the Clinical Trials Regulation, via the CTIS. Clinical trials that were submitted under the Directive prior to January 31, 2023, will be allowed to continue under the old regime until the end of the transition period, but sponsors may also opt to transition ongoing trials on a voluntary basis. By January 31, 2025, all clinical trials that had been authorized under the Directive, must either have ended in the EU and European Economic Area (the “EEA”), or have been transitioned to the new regime. No legislation needs to be adopted to implement the new Regulation into national EU Member State law. The new Regulation provides an overhaul of the system, in order to harmonize the assessment of the submission and assessment of clinical trials conducted in EU Member States and to ensure greater consistency with the highest standards of patient safety in the EU. Specifically, the new legislation seeks to simplify and streamline approval of the clinical trials. Under the new coordinated procedure, the sponsor of a clinical trial is required to submit a single application to a reporting EU Member State via the centralized EU portal in the CTIS. The reporting EU Member State will consult and coordinate with all other EU Member States in which the clinical trial is planned to be conducted. If the application is rejected, it can be amended and resubmitted through the central EU portal in the CTIS. If an approval is issued, the sponsor can start the clinical trial in all EU Member States concerned. However, an EU Member State can in certain cases declare an “opt-out” from the approval. In such a case, the clinical trial cannot be conducted in such EU Member State(s). The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

In order to obtain marketing authorization for a medicinal product in the EU, applicants are required to submit a MAA to either (a) the national competent authorities (through the decentralized, mutual recognition, or national procedures) or (b) the EMA (through the centralized authorization procedure). Applicants are required to demonstrate the quality, safety and efficacy of the medicinal product in the application for marketing authorization, which implies the requirement to conduct human clinical trials to generate the necessary clinical data. Furthermore, all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed pediatric investigation plan (“PIP”) aimed at ensuring that the necessary data are obtained through studies in children, unless the medicine is exempt because of a deferral or waiver. Deferrals allow an applicant to delay development of the medicine in children until, for instance, there is enough information to demonstrate its effectiveness and safety in adults. Waivers, on the other hand, may be granted when the development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the adult population. Regulation (EC) No 726/2004 of the European Parliament and of the Council lays down the rules applicable to the centralized procedure for the authorization of medicinal products. The centralized procedure allows pharmaceutical companies to submit a single application to the EMA, which is followed by a single evaluation and which results in a single approval to market the medicinal product throughout the EEA, on the basis of a single market authorization. Approval via the centralized procedure is a two-step process whereby the CHMP first evaluates the MAA and issues an opinion on whether the medicinal product may be authorized or not (step 1). The CHMP opinion is subsequently sent to the EC, which takes a legally binding decision to grant a marketing authorization (step 2). The marketing authorization is valid throughout the EU and is automatically recognized in three of the four European Free Trade Association states (Iceland, Liechtenstein and Norway). This allows the marketing authorization holder to market the medicine and make it available throughout the EEA. The timeframe for the first step of the centralized procedure (evaluation by the CHMP) opinion is 210 days from receipt of a valid application. However, the actual time needed to complete this first step is generally longer than the 210 days, since procedural clock stops are required in order for the applicant to respond to additional requests for information by the CHMP. Following a positive CHMP opinion, the EC has 67 days to issue its decision to grant the marketing authorization or not.

Accelerated evaluation of the MAA under the centralized procedure is possible in exceptional cases, following a justified request from the applicant, when a medicinal product is of a major public health interest, particularly from the point of view of therapeutic innovation. The CHMP determines what constitutes a major public interest on a case-by-case basis. Justifications must include the major benefits expected and present the arguments to support the claim that the medicinal product introduces new methods of therapy or improves on existing methods, thereby addressing, to a significant extent, the greater unmet needs for maintaining and improving public health. If the applicant provides sufficient justification for an accelerated assessment, the CHMP can reduce the timeframe for review of a MAA to 150 days. The timeframe for the EC to issue its decision remains unaltered.

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

We established a global EAP for eteplirsen, golodirsen and casimersen in some countries where eteplirsen, golodirsen and casimersen currently have not been approved. The EAP provides a mechanism through which physicians can prescribe our products, within their professional responsibility, to patients who meet pre-specified medical and other criteria and can secure funding.

Other Regulatory Requirements

In addition to regulations enforced by the FDA and foreign authorities relating to the clinical development and marketing of products, we are or may become subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future foreign, federal, state and local laws and regulations. Although we believe that we are in material compliance with applicable environmental laws that apply to us, we cannot predict whether new regulatory restrictions will be imposed by state or federal regulators and agencies or whether existing laws and regulations will adversely affect us in the future. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, we understand the importance of complying with all current and future applicable environmental laws and regulations. Compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations.

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

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of, a particular drug that is payable by a federal health care program, including Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $105,563 per violation and three times the amount of the unlawful remuneration. A claim arising from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the FCA. A new federal anti-kickback statute enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (such as clinical laboratories) and applies to services reimbursed by private health plans as well as government health care programs.

Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations ranging from $11,803 to $23,607 for each false claim, plus up to three times the amount of damages sustained by the federal government and, may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the Department of Health and Human Services (“HHS”) Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. A federal healthcare fraud statute prohibits the knowing and willful execution, or attempt to execute, a scheme to defraud a health care benefit program, including private health plans, or obtain, through false or fraudulent pretenses, money or property owned by, or under the custody or control of, such a health care benefit program.

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

Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. Additionally, the recently passed California Privacy Rights Act (“CPRA”), which will become operational in 2023, will significantly modify the CCPA, including expanding consumers’ rights with respect to certain sensitive personal information, and creating a new state agency that will be vested with authority to implement and enforce the CCPA and CPRA. The Virginia Consumer Data Protection Act (“CDPA”) was signed into law on March 2, 2021 and will go into effect on January 1, 2023. The CDPA provides consumers with new rights to access, correct, delete and obtain a copy of the personal information a covered business holds about them, and to opt out of certain data processing activities.

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the EEA, is subject to the General Data Protection Regulation (the “GDPR”), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the EC to lack an adequate level of data protection, such as the U.S. The July 2020 invalidation by the Court of Justice of the EU of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., has led to increased scrutiny on data transfers from the EEA to the U.S. generally and may increase our costs of compliance with data privacy legislation. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to EURO 20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

Healthcare and Other Reform. In the U.S., federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Healthcare Reform Act”), which expanded health care coverage through Medicaid expansion, implemented the “individual mandate” for health insurance coverage (by imposing a tax penalty on individuals who did not obtain insurance) and changed the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under the Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Healthcare Reform Act has also been subject to judicial challenge. On June 17, 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling on the constitutionality of the Healthcare Reform Act.

Beyond the Healthcare Reform Act, there have been ongoing healthcare reform efforts. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%. Additional reform efforts are likely. The Biden administration has focused on reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the Secretary of HHS issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. Democrats also included drug pricing reform provisions reflecting elements of the plan in a broader proposed spending package in late 2021 - such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.

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

General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act of 2011, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2030 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Third Party Reimbursement and Pricing outside the U.S.

We currently have no products approved for marketing outside the U.S., other than a marketing authorization for EXONDYS 51 in Israel. We may need to conduct long-term pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. In the EU and certain other territories, price controls and Health Technology Assessments for new, highly priced medicines are expected. Uncertainty exists about the pricing and reimbursement status of newly approved products in the EU. Criteria such as cost-effectiveness, cost per quality-adjusted life year, budget impact, or others, in addition to the clinical benefit, are often required to demonstrate added value or benefit of a drug and vary by country. Third party reimbursement limits may reduce the demand for our products. The pace of the application process in some countries could also delay commercial product launches. Gaining acceptance of our product pipeline and an economically viable reimbursement terms in the EU and other markets will require strong education and awareness efforts around Duchenne as well as strong data supporting its effectiveness and cost-effectiveness.

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
•
protection of our proprietary rights and the level of generic or innovative competition;
•
the ability to have freedom to operate to commercialize our products and product candidates;
•
our ability to supply commercial quantities of a product meeting FDA specifications to the market;
•
the cost of supplying our products and product candidates;
•
obtaining reimbursement for product use in approved indications;
•
our ability to recruit and retain skilled employees; and
•
the availability of substantial capital resources to fund development and commercialization activities.

EXONDYS 51, VYONDYS 53 and AMONDYS 45 were the first three disease modifying therapeutics approved by FDA for the treatment of Duchenne for patients with a confirmed mutation that is amenable to exon 51 skipping, exon 53 skipping or exon 45 skipping, respectively. However, in the field of Duchenne alone, these products and those in our pipeline face a variety of competitors who either have FDA approval or are being clinically developed for the treatment of Duchenne. For example, Nippon Shinyaku Co. Ltd. (“Nippon”) announced on August 13, 2020 that the FDA approved VILTEPSO (viltolarsen) injection for patients with Duchenne who are amenable to exon 53 skipping therapy. On March 25, 2020, Nippon announced that the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) approved Viltepso Intravenous Infusion 250 mg (viltolarsen) for the treatment of patients with Duchenne who are amendable to exon 53 skipping therapy making it the first non-steroidal treatment for Duchenne approved in Japan. Nippon has announced plans to pursue global registration for viltolarsen.

In addition, there are many companies who have announced plans to transition pre-clinical candidates to clinical development for the treatment of Duchenne, including the following:

•
Wave Life Sciences (“Wave”) is developing oligonucleotides for the treatment of Duchenne. Wave was developing an exon 51 skipping product candidate for Duchenne, suvodirsen (WVE-210201), until on December 16, 2019, Wave announced the discontinuation of WVE-210201. Wave more recently announced in September 2021 that it initiated dosing in a Phase 1b/2a clinical trial evaluating WVE-N531, its exon 53 skipping product candidate.
•
Daiichi Sankyo (“Daiichi”) announced a phase 1/2 clinical trial conducted in Japan for its exon 45 skipping oligonucleotide candidate, DS-5141b. In April 2018, Daiichi announced top-line results of the Phase 1/2 clinical trial of DS-5141 and that Daiichi will continue to develop DS-5141b. Daiichi is sponsoring a Phase 2 clinical trial of DS-5141b.
•
Solid Biosciences, LLC (“Solid”) is investigating its micro-dystrophin gene transfer product candidate for Duchenne, SGT-001, in clinical trials.
•
Pfizer Inc. (“Pfizer”), presented initial Phase 1b clinical data for its AAV-9 / mini-dystrophin gene transfer product candidate for Duchenne, PF-06939926/BMB-D0016, in June 2019. In January 2021, Pfizer announced the first dose of its Phase 3 CIFFREO study that will evaluate the efficacy and safety of PF-06939926 in boys with Duchenne. In December 2021, the FDA imposed a clinical hold on the investigational new drug application.

There are several companies in addition to those mentioned above that are pursuing disease modifying programs for Duchenne that are at the pre-clinical stage or clinical stage. These companies are pursuing oligonucleotides, gene transfer therapy or gene editing. Other companies continue to pursue development and approval of products for the treatment of Duchenne and their products may or may not prove to be safer and/or more efficacious than the products and product candidates in our Duchenne pipeline. Regarding any of these competitors, it is unknown if clinical development of these or other compounds is planned or would be continued.

Additionally, companies have product candidates with mechanisms of action distinct from ours in different stages of development or approval in Duchenne which we believe could be seen as complementary to exon skipping and not a direct replacement of our products or product candidates at this time.

Several companies and institutions have also entered into collaborations or other agreements for the development of product candidates, including mRNA, gene (CRISPR, AAV, etc.) or small molecule therapies that are potential competitors to therapies being developed by us in the muscular dystrophy, neuromuscular, CNS and rare disease space.

We also believe that other biotechnology and pharmaceutical companies share a focus on RNA-targeted drug discovery and development.

For additional information on the various risks posed by competition, refer to Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

Human Capital Resources

Our urgent mission – to engineer precision genetic medicine for rare diseases that devastate lives and cut futures short – is dependent on our ability to attract, develop and retain the industry’s best and brightest talent across all dimensions of diversity. This understanding informs our approach to managing our human capital resources.

General Information. As of December 31, 2021, we had 840 employees globally, 463 of whom hold advanced degrees. Of these employees, 503 are engaged directly in research and development activities and 337 are in selling and general and administration. None of our employees in the U.S. are covered by collective bargaining agreements and we consider relations with our employees to be good.

Equity, diversity, and inclusion. We promote diversity, inclusion and equity across the organization. In the area of gender diversity, representation of women has increased over the past several years: in 2018 and 2019, women made up 51% and 54% of our workforce, respectively, and in 2020, this percentage increased to 55%. As of December 31, 2021, women made up 56% of our workforce. The number of women in leadership positions has also consistently increased. In 2017, women represented 35% of the leadership positions at the Director level and above. This percentage increased to 36% in 2018, 44% in 2019, 47% as of December 31, 2020 and 48% as of December 31, 2021. In addition, as of December 31, 2021, women held 28.6% of the seats of our Board of Directors, including the Chair of the Board.

Racial and ethnic diversity has also increased in the past few years, from 23% of our workforce being racially/ethnically diverse in 2017 and 2018, to 26% in 2019. As of December 31, 2020, this number increased to 29%, and again to 30% as of December 31, 2021.

As of December 31, 2021, 50% of our Executive Committee, which represents the most senior leadership positions in the Company, is diverse based on gender and ethnicity.

Compensation, Benefits and Ongoing Professional Development. We are committed to rewarding, supporting, and developing the employees who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards package that includes market-competitive pay, broad-based equity grants and bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, caregiving support, fitness subsidies, and an Employee Assistance Program. We also offer robust learning opportunities for employees at every stage in their career. For example, in 2020 we ran our leadership development program, ELEVATE, the participants of which reflect ethnic, racial and gender diversity. In 2021, we launched Pluma Coaching, which offers virtual, one on one professional development and executive coaching.

We continue to adapt to the new challenges of the COVID-19 pandemic, with solutions such as remote work, flexible schedules, childcare assistance, paid time off for COVID-19 related health and family care needs, and sessions focused on resilience and happiness in uncertain times. At the same time, we continue to protect our facility-dependent employees, including those needed to maintain manufacturing and clinical research, by instituting strict protocols designed to ensure they remain healthy and feel supported and safe in our facilities.

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

As of December 31, 2021, we had approximately $2,125.8 million of cash, cash equivalents and investments, consisting of $2,115.9 million of cash and cash equivalents and $9.9 million of long-term restricted cash and investments. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months. In addition to pursuing additional cash resources through public or private financings, we may also seek to enter into contracts, including collaborations or licensing agreements with respect to our technologies, with third parties, including government entities.

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

Risks Related to Our Business

We are highly dependent on the commercial success of our products in the U.S. and we may not be able to meet expectations with respect to sales of our products or attain profitability and positive cash-flow from operations.

The FDA granted accelerated approval for EXONDYS 51, VYONDYS 53 and AMONDYS 45, as therapeutic treatments for Duchenne in patients who have a confirmed mutation in the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively. EXONDYS 51 is currently commercially available in the U.S. and Israel only, and VYONDYS 53 and AMONDYS 45 are currently commercially available in the U.S. only, although they are available in additional countries through our EAP. The commercial success of our products continues to depend on a number of factors attributable to one of our products or the products of our competitors, including, but not limited to:

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

In addition, the ongoing COVID-19 pandemic has presented challenges and risks. For example, the response to COVID-19 by healthcare providers has made it difficult for some patients to receive infusions or initiate treatment with our commercial products. The need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could also impact the manufacturing, supply chain and distribution of our products and product candidates. For this and other reasons, such as delays in processing reauthorizations and modifications to program benefits by insurers, we expect that COVID-19 will reduce our revenue from commercial product sales.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Drug product manufacturers are required to continuously monitor and report adverse events from clinical trials and commercial use of the product. If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may require labeling changes, implementation of risk evaluation and mitigation strategy program, or additional post-marketing studies or clinical trials. If we or a regulatory agency discover previously unknown problems with a product, such as problems with a facility where the API or drug product is manufactured or tested, a regulatory agency may impose restrictions on that product and/or the manufacturer, including removal of specific product lots from the market, withdrawal of the product from the market, suspension of manufacturing or suspension of clinical trials using the same manufacturing materials. Sponsors of drugs approved under FDA accelerated approval provisions also are required to submit to the FDA, at least 30 days before initial use, all promotional materials intended for use after the first 120 days following marketing approval. Failure by us or the manufacturing facilities for our products to comply with applicable regulatory requirements, may lead a regulatory agency to:

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

Even though EXONDYS 51 was approved for marketing in the U.S. and in Israel, and VYONDYS 53 and AMONDYS 45 were approved for marketing in the U.S., we may not receive approval to commercialize these products in additional countries. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the EC adopted the CHMP opinion in December 2018.

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

Failure to obtain or maintain regulatory exclusivity for our products could result in our inability to protect our products from competition and our business may be adversely impacted. If a competitor obtains an authorization to market the same or substantially same product before a product of ours is authorized in a given country and is granted regulatory exclusivity, then our product may not be authorized for sale as a result of the competitor’s regulatory exclusivity and as a result, our investment in the development of that product may not be returned.

In addition to any patent protection, we rely on various forms of regulatory exclusivity to protect our products. During the development of our products, we anticipate any one form of regulatory exclusivities becoming available upon approval of our products. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect in each of the markets for our products due to challenges, changes or interpretations in the law or otherwise, could affect our revenues for our products or our decision on whether to market our products in a particular country or countries or could otherwise have an adverse impact on our results of operations. We are not guaranteed to receive or maintain regulatory exclusivity for our current or future products, and if our products that are granted orphan status were to lose their status as orphan drugs or the data or marketing exclusivity provided for orphan drugs, our business and operations could be adversely affected.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi Sankyo (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51), Entrada Therapeutics (notably for exon 44), Audentes Therapeutics, Inc. (acquired by Astellas Pharma) pursuing AAV vector delivery of oligonucleotides (for exons 2, 51 and 53), PepGen (notably for exon 51) and BioMarin (BMN-351 for exon 51); (ii) gene therapies that express micro-dystrophin or mini-dystrophin, such as Pfizer, Solid Biosciences (in partnership with Ultragenyx), Regenxbio and Bristol-Myers Squibb; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Vertex Pharmaceuticals, CRISPR Therapeutics, Editas Medicine and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics, BioPhytis, Mallinckrodt, Antisense Therapeutics and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced in 2021 its plans to submit an IND for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it has announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours including those companies mentioned immediately above, as well as other companies including, but not limited to Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corp., Deciphera Pharmaceuticals, Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Takeda, Biogen, Moderna Therapeutics, Stoke Therapeutics, Fulcrum Therapeutics, Synthena AG, DTx Pharma, PYC Therapeutics, and Sanofi. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen Inc., Arrowhead Pharmaceuticals, Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Takeda, Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Catabasis, Capricor Therapeutics, Oxford University, Vertex Pharmaceuticals, and Editas Medicine.

If any of our competitors are successful in obtaining regulatory approval for any of their product candidates, it may limit our ability to enter into the market, gain market share or maintain market share in the Duchenne space or other diseases targeted by our platform technologies, products and product candidate pipeline.

It is possible that our competitors will succeed in developing technologies that, in addition to limiting the market size for our products or product candidates, impact the regulatory approval and post-marketing process for our products and product candidates, are more effective than our products or product candidates or would render our technologies obsolete or noncompetitive. Our competitors may, among other things, relative to our products or product candidates:

•
develop safer or more effective products;
•
implement more effective approaches to sales and marketing;
•
develop less costly products;
•
have lower cost of goods;
•
receive more favorable reimbursement coverage;
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

We have entered into multiple collaborations and strategic transactions, including our collaboration with Roche, and may seek or engage in future strategic collaborations, alliances, acquisitions, licensing agreements or other relationships that complement or expand our business. We may not be able to complete such transactions, and such transactions, if executed, may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

In order to achieve our long-term business objectives, we actively evaluate strategic opportunities on an ongoing basis, including licensing or acquiring products, technologies or businesses. We may face competition from other companies in pursuing such opportunities. This competition is most intense for approved drugs and late-stage drug candidates, which have the lowest risk in terms of probability of success but would have a higher risk and more immediate effect on our financial performance. Our ability to complete transactions may also be limited by applicable antitrust and trade regulation laws and regulations in the relevant U.S. and foreign jurisdictions.

We have entered into multiple collaborations, including with Roche, Nationwide, Duke University, Genethon, StrideBio, University of Florida, Genevant Sciences, Dyno Therapeutics, Selecta Biosciences, GenEdit and Hansa Biopharma. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or strategic relationships, each of which involves numerous risks, including:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•
collaborators may not pursue development and commercialization of our products or product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other internal or external factors, such as a business combination that diverts resources or creates competing priorities;

•
collaborators may delay research activities including clinical trials, provide insufficient funding for research activities, stop research activities, abandon a product candidate, repeat or conduct new research activities including clinical trials, or require a new formulation of a product candidate for investigation including clinical testing;
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
•
collaborations may be terminated and, if terminated, may eliminate our rights to commercialize certain products or product candidates or may result in a need for additional capital;
•
failure to successfully develop the acquired or licensed products or technology or to achieve strategic objectives, including successfully developing and commercializing the products, product candidates or technologies that we acquire or license;
•
entry into markets in which we have no or limited direct prior experience or where competitors in such markets have stronger market positions;
•
disruption of our ongoing business, distraction of our management and employees from other opportunities and challenges and retention of key employees;
•
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of a strategic partner, or the relevant product or technology, including but not limited to, problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, safety, accounting practices, employee, customer or third-party relations and other known and unknown liabilities;
•
liability for activities of a strategic partner before the effective date of the relevant agreement, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;
•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of a strategic transaction, including but not limited to, claims from terminated employees, customers, former equity holders or other third-parties;
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

For example, we will have limited influence and control over the development and commercialization activities of Roche in the territories in which it leads development and commercialization of SRP-9001, and if the exclusive option is exercised, in the territories in which it leads commercialization of certain other products or product candidates. Roche’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in the U.S. Failure by Roche to meet its obligations under the collaboration agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Roche to commercialize any products upon obtaining regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.

Even if we achieve the long-term benefits associated with strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term net income (loss). Future strategic transactions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, the creation of contingent liabilities, impairment or expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

In particular, each of the conditions for which we plan to evaluate our product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because newborn screening for these diseases is not widely adopted, and it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, our ability to recruit and enroll patients in our clinical trials may be negatively impacted by the evolving COVID-19 pandemic, including patients’ ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions.

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

Failures or delays in the commencement or completion of ongoing and planned clinical trials of our product candidates could negatively impact commercialization efforts; result in increased costs; and delay, prevent or limit our ability to gain regulatory approval of product candidates and to generate revenues and continue our business.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, our most recent announcements for SRP-9001, SRP-9003 and SRP-5051 include: in January 2022, we announced topline results for Part 2 of Study 102 for SRP-9001; in May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201 for SRP-5051; and in May 2021, we announced twelve-month functional data from three clinical trial participants in the high-dose cohort, and 24-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of Duchenne and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

Even after approval and commercialization of a product candidate, we remain subject to ongoing regulatory compliance and oversight to maintain our approval. Conducting our post marketing commitments for our three commercialized products studies could take years to complete, could yield negative or uninterpretable results or could result in an FDA determination that the studies do not provide the safety and efficacy requirements to maintain regulatory approval. If we or any of our strategic partners are unable to develop, or obtain regulatory approval for, or, if approved, maintain regulatory compliance and successfully commercialize, our product candidates, our business will be materially harmed.

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

In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, only a few gene therapy products have been approved in the Western world. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene therapy product candidates in the U.S., the EU or other jurisdictions. Approvals by the EMA and the EC may not be indicative of what the FDA may require for approval.

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the

National Institutes of Health (the “NIH”). The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. For example, on January 28, 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These final guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. The FDA also issued a new guidance document in September 2021 describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity. In addition, the FDA can put an IND on hold if the information in an IND is not sufficient to assess the risks in pediatric patients.

These regulatory review agencies, committees and advisory groups and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval studies, limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines, failure of which may lead to delayed or discontinued development of our product candidates.

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

Fast track product, breakthrough therapy, priority review, or Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA, or access to the Priority Medicine scheme (“PRIME”) by the EMA, for our product candidates, if granted, may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

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

For drugs and biologics that have been designated as fast track products or breakthrough therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs with fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review, this application validation period typically adds approximately two months to the timeline for review and decision from the date of submission. RMAT designations will accelerate approval and will include all the benefits of fast track and breakthrough therapy designations, including early interactions with the FDA, but the exact mechanisms have not yet been announced by FDA.

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

Risks Related to Manufacturing

We currently rely on third parties to manufacture our products and to produce our product candidates; our dependence on these parties, including failure on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet commercial, EAP, clinical and pre-clinical product demand may impair the availability of product for commercial supply or to successfully support various programs, including research and development and the potential commercialization of additional product candidates in our pipeline.

We currently do not have the internal capacity to manufacture our commercial products or product candidates in the quantities needed to meet commercial, clinical or EAPs demand for our products, or to conduct our research and development programs and conduct clinical trials. Therefore, we rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product, as well as to perform additional steps in the manufacturing process, such as labeling and packaging of vials and storage of our products and product candidates. As of the date of this Annual Report, we have dual sourcing for the APIs and drug product for all three of our commercial products. The limited number of third parties with facilities and capabilities suited for the manufacturing process of our products and product candidates creates a risk that we may not be able to obtain materials and APIs in the quantity and purity that we require.

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

The operations at one of our partner sites could also be disturbed by man-made or natural disasters or public health pandemics or epidemics or other business interrupts. For example, a significant outbreak of COVID-19 at one of our partner sites could lead to delays in the manufacturing of our products and product candidates. In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates.

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

We may be able to assert that certain activities engaged in by our competitors infringe on our current or future patent rights. To the extent that we enforce our patents, an alleged infringer may deny infringement and/or counter-claim that our patents are not valid, and if successful, could negatively impact our patent estate. We may not be able to successfully defend patents necessary to prevent competitors from developing or commercializing competing product candidates or products. To the extent we assert infringement of a patent that covers a competing product candidate or product as well as our own product candidate(s) or product(s), or such a patent is otherwise challenged without our initiation, the patent protection for our own product candidate(s) or product(s) could be materially adversely affected should an infringing competitor be successful challenging the validity of our patent. Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage. Defending our patent positions may require significant financial resources and could negatively impact other Company objectives. Even if we successfully enforce our patent rights against a competitor, we may not be able to recover adequate damages or obtain other desired relief.

Under the Hatch-Waxman Act, one or more motivated third parties may file an ANDA, seeking approval of a generic copy of an innovator product approved under the NDA pathway such as our PMO products, or an NDA under Section 505(b)(2), which may be for a new or improved version of the original innovator products. In certain circumstances, motivated third parties may file such an ANDA or NDA under Section 505(b)(2) as early as the so-called “NCE-1” date that is one year before the expiry of the five-year period of New Chemical Entity exclusivity or more generally four years after NDA approval. The third parties are allowed to rely on the safety and efficacy data of the innovator’s product, may not need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. If we are not successful in defending our patents and regulatory exclusivities, we will not derive the expected benefit from them. As such, a third party could be positioned to market an ANDA or Section 505(b)(2) product that competes with one of our products prior to the expiry of our patents if the third party successfully challenged the validity of our patents protecting the product.

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

Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our product candidates or products. We may also face challenges to our patent and regulatory exclusivities covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcomes of such proceedings could adversely affect the validity and scope of our patents or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed products or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from developing, manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from our products. Any of these circumstances could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price.

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, and may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act. In view of the long timelines for interpreting legal provisions in the court system and the evolving nature of our laws, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. For instance, a third party may petition the Patent Trial and Appeal Board (“PTAB”) seeking to challenge some or all of the claims in any of our patents through an inter partes review or other post-grant proceeding. Should the PTAB institute an inter partes review or other proceeding and decide that some or all of the claims in the challenged patent are unpatentable or invalid, such a decision, if upheld on appeal, could have a material adverse effect on our business and financial condition.

Our business prospects will be impaired if third parties successfully assert that our products, product candidates, or platform technologies infringe proprietary rights of such third parties.

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, particularly gene therapy programs, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years and have been protected with third party patent rights. Due to the amount of intellectual property in our various fields of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or other third parties or that we will not infringe intellectual property rights of competitors or other third parties granted or created in the future. Moreover, activities we conduct or those conducted on our behalf in connection with the development of our product candidates may not be protected from infringement under the so-called Safe Harbor of the Hatch-Waxman Act and thus be found to infringe the patent rights of third parties. Our competitors or other third parties might have obtained, or could obtain in the future, patents that threaten, limit, interfere with or eliminate our ability to make, use and sell our products, product candidates or platform technologies in important commercial markets.

Due to the nature of our various partnerships, collaborators, licensors, CROs, CMOs and the like, we may be subjected to claims of infringement arising from activities conducted by these third parties in connection with our product candidates, whether or not such activities are authorized by us. In addition, we may have contractual obligations to indemnify these partners from claims of infringement or declaratory relief. As a result, we may be subject to substantial unforeseen costs, distraction, and financial liability if a third party making such a claim was successful in obtaining a final judgment of infringement and validity.

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

Any of these events could result in product and product candidate development delays or cessation, and as such substantially harm our potential earnings, financial condition and operations. The patent landscape of our product candidates and products is continually evolving and multiple parties, including both commercial entities and academic institutions, may have rights to claims or may be pursuing additional claims that could provide these parties a basis to assert that our products, product candidates or platform technologies infringe on the intellectual property rights of such parties. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights.

Risks Related to our Business Operations

Failure to comply with healthcare and other regulations is subject to substantial penalties and our business, operations and financial condition could be adversely affected.

As a manufacturer of pharmaceuticals, within the U.S., certain federal and state healthcare laws and regulations apply to or affect our business. The laws and regulations include:

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

The number and complexity of both federal and state laws continues to increase; the laws contain ambiguous requirements or require administrative guidance for implementation; government interpretations of the laws continue to evolve; and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. We anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 has led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the spread of COVID-19 in such settings. These responses may be extended by the duration of the outbreak, periodic spikes in infection rates due to new strains of the virus including Delta, Omicron or otherwise, local outbreaks of the virus, the broad availability of effective vaccines, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. These actions have and may continue to negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

•
Commercial: The response to COVID-19 by healthcare providers has made it difficult for some patients, especially those dependent on a hospital setting, to receive infusions or initiate treatment with our commercial products. In addition, as a result of the pandemic, some patients may choose to delay or stop treatment to avoid a visit to a hospital or a visit of a third party in their homes to minimize the risk of infection. In some cases, at home infusions have been delayed due to outbreaks of COVID-19 among trained personnel and staffing shortages. The impact of COVID-19 may also result in delays in processing reauthorizations and modifications to program benefits by insurers, making it difficult for patients to obtain or maintain favorable coverage decisions for our products. In addition, the increase in unemployment due to the pandemic has resulted in decreased insurance coverage for many individuals. These challenges may continue for the duration of the COVID-19 pandemic, which is uncertain, and are expected to reduce our revenue and cash flows.
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
•
Operations: On March 13, 2020, to protect the health of our employees and their families, and our communities, and in accordance with direction from state and local government authorities, we instituted mandatory work-from-home for all employees and contingent workers other than those who are facility-dependent. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have begun to re-open our offices to employees who are not facility-dependent and we are working toward the goal of fully re-opening our offices when permitted by applicable local, state and federal public health guidance. We will continue, however, to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures, including travel restrictions, quarantines, and business shutdowns. If there is an increase in COVID-19 infection rates or new outbreaks, our operations may be adversely impacted. Remote working increase our vulnerability to cyber security breaches. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, including due to an outbreak in a facility, we risk a delay, default and/or nonperformance under existing agreements.

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

We have historically relied on U.S. government contracts and awards to fund and support certain infectious disease development programs. These contracts expired and we are currently involved in contract close-out activities. The U.S. government has the right to perform additional audits prior to making final payment of costs and fees. If we are not able to adequately support costs incurred or other government requirements, the government may deny payment of some or all of the currently outstanding amounts owed to us. In addition, the U.S. government may have the right to develop all or some parts of product candidates that we have developed under a U.S. government contract after such contract has terminated or expired.

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

Failure to retain our key personnel or an inability to attract and retain additional qualified personnel would cause our future growth and our ability to compete to suffer.

We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have scientific personnel with significant and unique expertise in RNA-targeted therapeutics and gene therapy technologies. The loss of the services of any one of the principal members of our managerial team or staff may prevent us from achieving our business objectives.

The competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain, motivate and support such personnel. The COVID-19 pandemic has exacerbated workforce competition and workforce shortages. In order to develop and commercialize our products successfully, we will be required to retain key management and scientific employees. In certain instances, we may also need to expand or replace our workforce and our management ranks. In addition, we rely on certain consultants and advisors, including scientific and clinical advisors, to assist us in the formulation and advancement of our research and development programs. Our consultants and advisors may be employed by other entities or have commitments under consulting or advisory contracts with third parties that limit their availability to us, or both. If we are unable to attract, assimilate or retain such key personnel, our ability to advance our programs would be adversely affected.

Turnover rates of key employees continues to vary substantially during the pandemic. Over the last two years, we have had several executive management changes. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Risks Related to our Financial Condition and Capital Requirements

We have incurred operating losses since our inception and we may not achieve or sustain profitability.

We incurred an operating loss of $459.7 million for the year ended December 31, 2021. Our accumulated deficit was $3.2 billion as of December 31, 2021. Although we currently have three commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 16% in a single day or decreased as much as 13% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of December 31, 2021, there were approximately 87.1 million shares of common stock outstanding and outstanding awards to purchase 8.2 million shares of common stock under various incentive stock plans. Additionally, as of December 31, 2021, there were approximately 4.2 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.4 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.5 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

Additionally, in June 2016, a majority of United Kingdom (“UK”) voters voted for the UK to exit the EU (Brexit) and, on January 31, 2020, the UK’s withdrawal became effective. A transition period applied until the end of 2020 during which the pre-Brexit legal regime continued to apply. Existing EU Treaties, EU free movement rights and the general principles of EU law now no longer apply in relation to the UK. EU regulations only continue to apply in UK domestic law (by virtue of the European Union Withdrawal Act of 2018) to the extent that they are not modified or revoked by regulations under that Act. The EU and the UK negotiating teams have agreed the terms of a detailed post-Brexit Trade and Cooperation Agreement which was applied provisionally as of January 1, 2021 and entered into force on May 1, 2021. The economic effects of Brexit will depend the implementation of this Trade and Cooperation Agreement. Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. We may face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, as of January 1, 2021, the United Kingdom lost the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in areas that are subject to such global trade agreements more difficult. Any of these effects of Brexit, and any other effects we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

The secure maintenance of this information is critical to our operations and business strategy. Our ongoing operating activities also depend on functioning computer systems. Despite our security measures, our information technology and infrastructure are subject to attacks or breaches. Any such breach could result in a material compromise of our networks, and the information stored there could be accessed, publicly disclosed, lost, stolen, or rendered, permanently or temporarily, inaccessible. Furthermore, we may not promptly discover a system intrusion. Attacks could have a material impact on our business, operations or financial results. Any such access, disclosure or other loss of information, including our data being breached at third party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business. We also may need to pay “ransomware” to re-access our systems.

In addition, privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which increase the costs incurred by us in complying with such laws. The European Union’s GDPR, which greatly increases the jurisdictional reach of European Union law and became effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. Our efforts to comply with GDPR and other privacy and data protection laws imposes significant costs and challenges that are likely to increase over time, and we are exposed to substantial penalties or litigation related to violations of existing or future data privacy laws and regulations.

Additionally, the CCPA, which became effective January 1, 2020, substantially expands privacy obligations of many businesses. The CCPA requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities, such as the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Failure to comply with these regulations is subject to civil sanctions, including fines and penalties. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a newly passed ballot initiative, the California Privacy Rights Act (“CPRA”), which will become operational in 2023, expands on the CCPA, creating new consumer rights and protections, including the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of “sharing” consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information, including geolocation data to third parties. We will need to evaluate and potentially update our privacy program to seek to comply with the CPRA and will incur additional costs and expenses in our effort to comply.

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

Location of Property	Square Footage	Lease Expiration Date	Purpose	Other Information
215 First Street, Cambridge, MA	170,929	September 2025	Laboratory and office space	Corporate headquarters
100 Federal Street, Andover, MA	65,589	N/A- facility is owned	Laboratory and office space	Primarily laboratory space
300 Federal Street, Andover, MA	23,102	December 2023	Office space	Office space
55 Network Drive, Burlington, MA	44,740	January 2022	Laboratory and office space	Primarily laboratory space
5200 Blazer Parkway, Dublin, OH 2nd and 3rd Floor	45,200	December 2022 and 2023, respectively	Laboratory and office space	Primarily laboratory space
3435 Stelzer Road, Columbus, OH	77,679	June 2026	Laboratory and office space	Primarily laboratory space
701 West Main Street, Suite 102, Durham, NC	4,346	March 2024	Laboratory and office space	Primarily laboratory space

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

Holders

As of February 24, 2022, we had 169 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in 2021, 2020 or 2019. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index. This graph assumes an investment of $100 after the market closed December 30, 2016 in each of our common stock, the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations is to provide an understanding of the financial condition, changes in financial condition and results of operations of Sarepta Therapeutics, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please review our legend titled “Forward-Looking Information” at the beginning of this Annual Report on Form 10-K which is incorporated herein by reference. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Sarepta”, “we”, “us” and “our” refer to Sarepta Therapeutics, Inc. and its subsidiaries.

This section discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 have been excluded from this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, LGMDs, and other CNS related disorders.

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

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021 and are currently enrolling patients.
•
SRP-9001 (Duchenne, micro-dystrophin gene therapy program), aims to express micro-dystrophin – a smaller but still functional version of dystrophin. A unique, engineered micro-dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV vector. In the fourth quarter of 2017, an IND application for the micro-dystrophin gene therapy program was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with Duchenne was initiated (Study 101). In October 2018, Nationwide presented results from the Phase 1/2a clinical trial in four individuals with Duchenne enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of micro-dystrophin expressions (Study 102). In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase). We announced topline results for Part 2 of Study 102 in January 2022. We have completed dosing in the first cohort in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. We also initiated our pivotal trial (Study 301) in October 2021 and are currently enrolling patients. We expect to announce additional data for SRP-9001 in 2022.
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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•
inventory; and
•
income tax.
Inventory Valuation

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. We capitalize inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. EXONDYS 51, VYONDYS 53 and AMONDYS 45 inventory that may be used in clinical development programs is charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

We periodically analyze our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value based on assumptions about expected future demand and market conditions. Additionally, though our products are subject to strict quality control and monitoring, which we perform throughout the manufacturing processes, certain batches or units of product may not meet quality specifications. Expense incurred related to excess inventory, obsolete inventory, or inventories that do not meet our quality specifications are recorded as a component of cost of sales in the consolidated statement of operations.

Income Tax

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. The calculation of our tax liabilities resulting from uncertain tax positions can involve significant judgment. Further, the calculation may involve the application of complex tax regulations in a foreign jurisdiction. Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, and/or our cash flow. Although we believe that we have adequately provided for tax liabilities resulting from uncertain tax positions, the actual amounts paid, if any, could have a material impact on our results of operations. Interest and penalties associated with uncertain tax positions are classified as a component of income tax expense.

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our critical accounting policies and estimates.

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$612,401	$455,865	$156,536	34%
Collaboration and other	89,486	84,234	5,252	6%
Total revenues	701,887	540,099	161,788	30%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	97,049	63,382	33,667	53%
Research and development	771,182	722,343	48,839	7%
Selling, general and administrative	282,660	317,875	(35,215)	(11)%
Settlement and license charges	10,000	—	10,000	NM*
Amortization of in-licensed rights	706	662	44	7%
Total cost and expenses	1,161,597	1,104,262	57,335	5%
Operating loss	(459,710)	(564,163)	104,453	(19)%
Other income:
Gain from sale of Priority Review Voucher	102,000	108,069	(6,069)	(6)%
Gain (loss) on contingent consideration, net	7,200	(45,000)	52,200	(116)%
Other expense, net	(68,438)	(51,971)	(16,467)	32%
Total other income	40,762	11,098	29,664	NM*

Loss before income tax (benefit) expense	(418,948)	(553,065)	134,117	(24)%
Income tax (benefit) expense	(168)	1,063	(1,231)	(116)%
Net loss	$(418,780)	$(554,128)	$135,348	(24)%

Net loss per share — basic and diluted	$(5.15)	$(7.11)	$1.96	(28)%

* NM: not meaningful

Revenues

The following table summarizes the components of our net product revenues for the periods indicated:

	For the Year Ended December 31,
	2021	2020	Change	Change
	(in thousands)		$	%
EXONDYS 51	$454,361	$422,007	$32,354	8%
VYONDYS 53	89,511	33,858	55,653	164%
AMONDYS 45	68,529	—	68,529	NM*
Products, net	$612,401	$455,865	$156,536	34%

Net product revenues for our products for 2021 increased by $156.5 million compared with 2020. The increase primarily reflects increasing demand for our products in the U.S. and the commercial launch of AMONDYS 45.

Collaboration and other revenues primarily relate to our collaboration arrangement with Roche. For the years ended December 31, 2021 and December 31, 2020, we recognized $89.5 million and $84.2 million of collaboration and other revenues, respectively. For more information, please read Note 3, License and Collaboration Agreements.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of royalty payments primarily to BioMarin and UWA and inventory costs that relate to sales of our products. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53 and AMONDYS 45 by the FDA in September 2016, December 2019 and February 2021, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in 2021 and VYONDYS 53 sold in 2020, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For VYONDYS sold in 2021 and EXONDYS 51 sold in 2021 and 2020, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to FDA approval, the incremental inventory costs related to our products sold in 2021 and 2020 would have been approximately $22.0 million and $25.9 million, respectively.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Year Ended December 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$56,720	$34,323	$22,397	65%
Royalty payments	40,329	29,059	11,270	39%
Total cost of sales	$97,049	$63,382	$33,667	53%

The cost of sales for 2021 increased $33.7 million, or 53%, compared with 2020. The change primarily reflects increasing demand for our products.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Micro-dystrophin	$320,214	$289,877	$30,337	10%
Other gene therapies	102,036	67,650	34,386	51%
Up-front, milestone, and other expenses	40,267	47,280	(7,013)	(15)%
Eteplirsen (exon 51)	36,464	32,371	4,093	13%
PPMO platform	35,652	31,633	4,019	13%
Casimersen (exon 45)	34,443	58,179	(23,736)	(41)%
Golodirsen (exon 53)	28,898	36,650	(7,752)	(21)%
Collaboration cost-sharing	12,425	13,105	(680)	(5)%
Other projects	17,302	4,566	12,736	NM*
Internal research and development expenses	233,704	206,912	26,792	13%
Roche collaboration reimbursement	(90,223)	(65,880)	(24,343)	37%
Total research and development expenses	$771,182	$722,343	$48,839	7%

* NM: not meaningful

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$384,700	$366,867	$17,833	5%
Compensation and other personnel expenses	115,394	107,149	8,245	8%
Clinical trial expenses	104,732	95,367	9,365	10%
Facility- and technology-related expenses	70,597	55,372	15,225	27%
Stock-based compensation	50,526	41,671	8,855	21%
Up-front, milestone, and other expenses	40,267	47,280	(7,013)	(15)%
Pre-clinical expenses	21,410	10,139	11,271	111%
Professional services	13,900	18,325	(4,425)	(24)%
Collaboration cost-sharing	12,425	13,105	(680)	(5)%
Research and other	47,454	32,948	14,506	44%
Roche collaboration reimbursement	(90,223)	(65,880)	(24,343)	37%
Total research and development expenses	$771,182	$722,343	$48,839	7%

Research and development expenses for 2021 increased by $48.8 million, or 7%, compared with 2020. The increase was primarily driven by the following:

•
$17.8 million increase in manufacturing expenses primarily due to our accelerated amortization of nonrefundable advance payments due to capacity changes associated with the execution of the Third Amendment to our manufacturing and supply agreement with Thermo;
•
$8.2 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$9.4 million increase in clinical trial expenses primarily due to increased patient enrollment for our ESSENCE and MOMENTUM programs as well as certain start-up activities and patient enrollment for our SRP-9001 micro-dystrophin program including for our EMBARK program;
•
$15.2 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$8.9 million increase in stock-based compensation expense primarily due to changes in headcount and stock price;
•
$7.0 million decrease in up-front, milestone and other expenses, primarily due to a $28.7 million increase of an accrued sublicense fee to Nationwide and $11.6 million of expense incurred as a result of up-front and milestone payments related to certain research and license agreements during 2021. This was offset primarily by $9.3 million of milestone expense related to payments accrued to an academic institution and $38.0 million of up-front payments as a result of the execution of certain research, option and license agreements during 2020;
•
$11.3 million increase in pre-clinical expenses primarily due to an increase of toxicology studies in our PPMO platforms;
•
$4.4 million decrease in professional service expenses primarily due to a decrease in reliance on third-party research and development contractors;
•
$0.7 million decrease in collaboration cost sharing expenses with Lysogene S.A. (“Lysogene”) on its MPS IIIA drug candidate offset by an increase in cost sharing expenses with Genethon on its micro-dystrophin drug candidate;
•
$14.5 million increase in research and other expenses primarily driven by an increase in sponsored research with academic institutions during 2021; and
•
$24.3 million increase in the offset to expense associated with a collaboration reimbursement from Roche primarily due to continuing development of our SRP-9001 micro-dystrophin gene therapy.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$103,528	$105,233	$(1,705)	(2)%
Professional services	73,605	106,571	(32,966)	(31)%
Stock-based compensation	63,417	66,399	(2,982)	(4)%
Facility- and technology-related expenses	31,113	28,615	2,498	9%
Other	11,251	11,661	(410)	(4)%
Roche collaboration reimbursement	(254)	(604)	350	(58)%
Total selling, general and administrative expenses	$282,660	$317,875	$(35,215)	(11)%

Selling, general and administrative expenses for 2021 decreased by $35.2 million, or 11%, compared with 2020. This was primarily driven by the following:

•
$1.7 million decrease in compensation and other personnel expenses primarily due to changes in headcount;
•
$33.0 million decrease in professional service expenses primarily due to a decrease in reliance on third-party selling, general and administrative contractors, as well as a transaction fee for the Roche transaction incurred during 2020, with no similar activity incurred during 2021;
•
$3.0 million decrease in stock-based compensation expense primarily due to changes in headcount and stock price; and
•
$2.5 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts.

Settlement and license charges

In February 2021, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of AMONDYS 45 in the U.S. This was a result of a settlement and license agreement with BioMarin executed in July 2017. This amount, which was expensed to operations as incurred, is separately presented as settlement and license charges in the Company's consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. There was no such expense recognized during the same period of 2020.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2013, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the patent from the first commercial sale of each product. For both the years ended December 31, 2021 and 2020, we recorded amortization of in-licensed rights of approximately $0.7 million.

Gain from sale of Priority Review Voucher

In February 2021, we entered into an agreement to sell the PRV (the "AMONDYS 45 PRV") we received from the FDA in connection with the approval of AMONDYS 45. Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, we completed our sale of the AMONDYS 45 PRV and received proceeds of $102.0 million, with no commission costs, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

In February 2020, we entered into an agreement to sell the PRV (the "VYONDYS 53 PRV") we received from the FDA in connection with the approval of VYONDYS 53. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, we completed our sale of the VYONDYS 53 PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

Gain (loss) on contingent consideration, net

The gain (loss) on contingent consideration, net, relates to the fair value adjustment of the Company’s contingent consideration derivative liability related to regulatory-related contingent payments to Myonexus selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For the years ended December 31, 2021 and 2020, we recognized a $7.2 million net gain and $45.0 million net loss, respectively, to adjust the fair value of the contingent consideration liabilities. For further information on our contingent considerations, please read Note 5, Fair Value Measurements.

Other expense, net

Other expense, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment discount, and unrealized gain or loss from our investment in our strategic investments. Our cash equivalents and investments consist of money market funds, government and government agency debt securities, and certificates of deposit. Interest expense includes interest accrued on our convertible notes and term loan.

Other expense, net, for 2021 increased by approximately $16.5 million compared with 2020. The increase primarily reflects an increase in interest expense incurred on our term loan debt facilities due to an increase in the outstanding balance as well as an impairment loss related to a strategic investment, partially offset by a decrease of $20.8 million in non-cash interest expense on our convertible debt in 2021 as compared to 2020.

Income tax (benefit) expense

Income tax benefit for 2021 was approximately $0.2 million and income tax expense for 2020 was $1.1 million. Income tax (benefit) expense for all periods presented relates to state and foreign income taxes.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$2,115,869	$1,502,648	$613,221	41%
Short-term investments	—	435,923	(435,923)	(100)%
Restricted cash and investments	9,904	9,315	589	6%
Total cash, cash equivalents and investments	$2,125,773	$1,947,886	$177,887	9%

Borrowings:
Term loan	$533,203	$527,731	$5,472	1%
Convertible debt	563,673	464,762	98,911	21%
Total borrowings	$1,096,876	$992,493	$104,383	11%

Working capital
Current assets	$2,604,099	$2,485,196	$118,903	5%
Current liabilities	452,733	416,026	36,707	9%
Total working capital	$2,151,366	$2,069,170	$82,196	4%

For the year ended December 31, 2021, our principal sources of liquidity were primarily derived from sales of our products, our collaboration arrangement with Roche, net proceeds from sale of the PRV, and net proceeds from our common stock offering. For the year ended December 31, 2020, our principal sources of liquidity were primarily derived from our collaboration arrangement with Roche, net proceeds from draw-down of our debt facility, net proceeds from sale of the PRV and product sales of our products. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The changes in our total borrowings primarily reflect the adoption of ASU 2020-06 as of January 1, 2021, which resulted in the convertible debt being accounted for as a single liability measured at its amortized cost. For more information on the adoption and impact of ASU 2020-06, please read Note 13, Indebtedness. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these consolidated financial statements were issued.

Beyond 2022, our cash requirements will depend extensively on our ability to advance our research, development and commercialization programs. We expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of EXONDYS 51, VYONDYS 53, AMONDYS 45 and potential future products;
•
the timing and costs associated with our expansion efforts;
•
the timing and costs of building out our manufacturing capabilities;
•
the timing of advanced payments related to our future inventory commitments and manufacturing obligations;
•
the timing and costs associated with our existing lease obligations;
•
the timing and costs associated with our clinical trials and pre-clinical trials;
•
the attainment of milestones and our obligations to make milestone payments to Myonexus’s selling shareholders StrideBio, BioMarin, Lysogene, Lacerta Therapeutics, Inc., Nationwide, UWA and other institutions;
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

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(443,172)	$107,466	$(550,638)	NM*
Investing activities	495,413	(121,721)	617,134	NM*
Financing activities	561,569	682,323	(120,754)	(18)%
Increase in cash and cash equivalents	$613,810	$668,068	$(54,258)	(8)%

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net loss adjusted for non-cash items and changes in net operating assets and liabilities, totaled $443.2 million in 2021. Operating activities provided $107.5 million of cash in 2020. The most significant contributor to the year-over-year change was the cash received in the prior year relating to the collaboration arrangement with Roche that was recorded as deferred revenue. Cash used in operating activities in 2021 was primarily driven by the net loss of $418.8 million, adjusted for following:

•
$113.9 million in stock-based compensation expense;
•
$38.0 million in depreciation and amortization expense; and
•
$23.8 million in other non-cash items.

These amounts were partially offset by the gain of $102.0 million recorded from the sale of the PRV.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$89.2 million decrease in deferred revenue related to the collaboration with Roche;
•
$83.8 million increase in inventory due our continuing build-up of inventory purchased in 2021 as the demand for our products increased; and
•
$51.7 million increase in accounts receivable due to the launch of AMONDYS 45 in 2021 and an increase in demand for our products.

These amounts were partially offset by the following:

•
$23.3 million increase in accounts payable, accrued expenses, lease liabilities and other liabilities due to the timing and invoicing of payments; and
•
$103.2 million decrease in other assets primarily due to lower manufacturing-related deposits as a result of the accelerated amortization of nonrefundable advance payments due to capacity changes associated with the execution of the Third Amendment to our manufacturing and supply agreement with Thermo.

Cash provided by operating activities in 2020 was primarily driven by the net loss of $554.1 million, adjusted for:

•
$108.1 million in stock-based compensation expense;
•
$45.0 million in loss on contingent consideration, driven by the mark-to-market adjustment of the contingent consideration liability;
•
$26.9 million in depreciation and amortization expense;
•
$25.5 million in non-cash interest expense associated with our debt facilities; and
•
$10.2 million in other non-cash items.

These amounts were partially offset by the gain of $108.1 million recorded from the sale of the PRV.

The net cash inflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$749.4 million increase in deferred revenue as a result of the collaboration with Roche; and
•
$42.0 million increase in accounts payable, accrued expenses, lease liabilities and other liabilities due to the timing and invoicing of payments.

These increases were partially offset by:

•
$166.3 million increase in other assets primarily due to greater manufacturing-related deposits and prepaids and the establishment of a collaboration receivable associated with the Roche agreement;
•
$60.6 million increase in inventory due our continuing build-up of inventory purchased in 2020 as the demand for our products increased; and
•
$10.5 million increase in accounts receivable due to increase in demand for our products.

Investing Activities

Cash provided by investing activities was $495.4 million in 2021 compared to $121.7 million of cash used in 2020. Cash provided by investing activities in 2021 primarily consisted of the following:

•
$466.0 million of maturity and sales of available-for-sale securities; and
•
$102.0 million of net proceeds related to the sale of the PRV.

These amounts were partially offset by the following:

•
$38.5 million of purchases of property and equipment due to the continued build-out of our facilities; and
•
$30.0 million of purchases of available-for-sale securities.

Cash used in investing activities in 2020 primarily consisted of the following:

•
$1.3 billion of purchases of available-for-sale securities; and
•
$82.2 million of purchases of property and equipment due to the continued build-out of our facilities.

These amounts were partially offset by the following:

•
$1.2 billion of maturity and sales of available-for-sale securities; and

•
$108.1 million of net proceeds related to the sale of the PRV.

Financing Activities

Cash provided by financing activities was $561.6 million in 2021 compared to $682.3 million in 2020. Cash provided by financing activities in 2021 consisted primarily of the following:

•
$548.5 million in proceeds from the issuance of common stock; and
•
$20.8 million in proceeds from exercise of options and our employee stock purchase program.

These amounts were partially offset by $7.8 million of taxes paid related to net share settlement of equity awards.

Cash provided by financing activities in 2020 primarily consisted of the following:

•
$312.1 million in proceeds from the issuance of common stock to Roche;
•
$291.2 million in proceeds from term loans, driven by the drawdown of our term loan; and
•
$84.0 million in proceeds from exercise of options and our employee stock purchase program.

These amounts were partially offset by $4.8 million of taxes paid related to net share settlement of equity awards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose. As such, we have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933.

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. As of December 31, 2021, total obligations under debt, lease, and manufacturing arrangements were $1.3 billion, $64.2 million, and $1.2 billion, respectively. Additional information regarding our obligations under debt, lease, and manufacturing arrangements is provided in Note 13, Indebtedness, Note 19, Leases and Note 21, Commitments and Contingencies, respectively, to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Milestone Obligations

For products and product candidates that are currently in various research and development stages, we may be obligated to make up to $4.0 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable and payment is not required as of December 31, 2021, such contingencies have not been recorded in our consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Other Funding Commitments

We have several on-going clinical trials in various stages. Our most significant clinical trial expenditures are to CROs. The CRO contracts are generally cancellable at our option. As of December 31, 2021, we had approximately $378.5 million in cancellable future commitments based on existing CRO contracts.

Recent Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of December 31, 2021, we had $2,125.8

million of cash, cash equivalents and investments, comprised of $2,115.9 million of cash and cash equivalents and $9.9 million of restricted cash and investments. The Company did not hold any investments in interest rate sensitive instruments as of December 31, 2021.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act for the quarter ended December 31, 2021 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

		Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

2.2*	Warrant to Purchase Common Stock of Myonexus Therapeutics, Inc., issued by Myonexus Therapeutics, Inc. to Sarepta Therapeutics, Inc., dated as of May 3, 2018.	10-Q	001-14895	2.1	8/8/18

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15

3.3	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14

3.4	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/2020

4.1	Form of Specimen Certificate for Common Stock.	10-Q	001-14895	4.1	8/8/13

4.2	Indenture, dated as of November 14, 2017, by and between Sarepta Therapeutics, Inc. and U. S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2024).	8-K	001-14895	4.1	11/14/17

4.3	Form of Note (included in Exhibit 4.2)	8-K	001-14895	4.1	11/14/17

4.4	Description of Registered Securities	10-K	001-14895	4.4	2/26/20

10.1†	AVI BioPharma, Inc. 2002 Equity Incentive Plan.	Schedule 14A	001-14895	Appendix A	4/11/02

10.2†	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-14895	10.1	7/1/16

10.3†	Form of Stock Option Award Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.13	2/28/17

10.4†	Form of Restricted Stock Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.14	2/28/17

10.5†	Form of Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan.	10-K	001-14895	10.17	2/28/17

10.6†	Form of Stock Appreciation Right Award Agreement under the 2011 Equity Incentive Plan.	10-K	001-14895	10.18	2/28/17

10.7†	Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	8-K	001-14895	10.2	7/1/16
10.8†	Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan, as amended.	S-8	001-14895	4.4	2/25/16

10.9	Form of Stock Option Award Agreement under 2014 Employment Commencement Incentive Plan	10-K	001-14895	10.28	3/3/14

10.10*	Amended and Restated Exclusive License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated April 10, 2013.	10-Q	001-14895	10.1	5/9/13

10.11*	First Amendment to License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated June 19, 2016.	10-Q	001-14895	10.1	8/9/16
10.12	Lease Agreement dated June 25, 2013 by and between Sarepta Therapeutics, Inc. and ARE-MA Region No. 38, LLC.	8-K	001-14895	10.1	7/1/13

10.13†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

10.14	Asset Purchase Agreement dated February 20, 2017 by and between Sarepta Therapeutics Inc. and Gilead Sciences, Inc.	10-Q	001-14895	10.1	5/4/17

10.15†	Employment Agreement, dated as of June 26, 2017, between Sarepta Therapeutics, Inc. and Douglas S. Ingram	8-K	001-14895	10.1	6/28/17

10.16†	Change in Control and Severance Agreement by and between Douglas S. Ingram and Sarepta Therapeutics, Inc., effective June 26, 2017	8-K	001-14895	10.2	6/28/17

10.17†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.3	6/28/17

10.18†	Restricted Stock Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.4	6/28/17

10.19†	Performance Stock Option Award Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.5	6/28/17

10.20*	Settlement Agreement between Sarepta Therapeutics, Inc., Sarepta International C.V. and The University of Western Australia on the one hand, and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.7	8/3/17

10.21*	License Agreement between Sarepta Therapeutics, Inc. and Sarepta International C.V. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.8	8/3/17

10.22	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	001-14895	10.1	11/14/17

10.23	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.2	11/14/17

10.24	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch	8-K	001-14895	10.3	11/14/17

10.25	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC	8-K	001-14895	10.4	11/14/17

10.26	Seventh Amendment to a Lease Agreement between the Company and ARE-MA Region No. 38, LLC dated April 27, 2018	10-Q	001-14895	10.4	5/3/18

10.27†	Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/8/18

10.28†	Employment Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018	10-Q	001-14895	10.2	8/8/18

10.29†	Change in Control and Severance Agreement between Sarepta Therapeutics, Inc. and Gilmore O’Neill, M.D., effective as of June 7, 2018	10-Q	001-14895	10.3	8/8/18

10.30†	Letter Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated June 26, 2018	10-Q	001-14895	10.4	8/8/18

10.31†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.5	8/8/18

10.32†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.6	8/8/18

10.33†	Form of Stock Option Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	10/31/18

10.34†	Form of Restricted Stock Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.2	10/31/18

10.35†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.3	10/31/18

10.36†	Form of Stock Appreciation Right Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.4	10/31/18

10.37†	Amendment to Restricted Stock Award Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated December 17, 2018	10-K	001-14895	10.75	2/28/19

10.38^	Amendment No. 1 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand	10-Q	001-14895	10.1	8/7/19

10.39†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employment Stock Purchase Plan (as Amended and Restated on June 27, 2016)	10-Q	001-14895	10.4	8/7/19

10.40	Letter Agreement between Sarepta Therapeutics, Inc. and Myonexus Therapeutics, Inc. dated February 26, 2019	10-Q	001-14895	10.1	5/8/19

10.41†	Form of Executive Vice President Severance Letter Agreement	10-Q	001-14895	10.2	5/8/19

10.42†	Form of Executive Vice President Change in Control and Severance Agreement	10-Q	001-14895	10.3	5/8/19

10.43^	License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019	10-K	001-14895	10.51	2/26/20

10.44	Stock Purchase Agreement between Sarepta Therapeutics, Inc. and Roche Finance Ltd dated December 21, 2019	10-K	001-14895	10.52	2/26/20

10.45	Loan Agreement among Sarepta Therapeutics, Inc., BioPharma Credit PLC and BioPharma Credit Investments V (Master) LP dated December 13, 2019	10-K	001-14895	10.53	2/26/20

10.46	Guaranty and Security Agreement between Sarepta Therapeutics, Inc. and BioPharma Credit PLC dated December 20, 2019	10-K	001-14895	10.54	2/26/20

10.47†	Director Compensation Policy	10-K	001-14895	10.55	2/26/20

10.48†	Offer Letter dated November 11, 2019 by and between Sarepta Therapeutics, Inc. and William F. Ciambrone	10-K	001-14895	10.56	2/26/20

10.49†	Amendment to Offer Letter by and between Sarepta Therapeutics, Inc. and William F. Ciambrone	10-K	001-14895	10.57	2/26/20

10.50†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.1	2/21/20

10.51†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	8-K	001-14895	10.1	6/8/2020

10.52	First Amendment dated September 24, 2020 to Loan Agreement among Sarepta Therapeutics, Inc., BioPharma Credit PLC and BioPharma Credit Investments V (Master) LP dated December 13, 2019	10-Q	001-14895	10.1	11/5/2020

10.53†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac	10-K	001-14895	10.59	3/1/2021

10.54†	Offer Letter dated April 19, 2018 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac	10-K	001-14895	10.60	3/1/2021

10.55†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Ian M. Estepan	10-K	001-14895	10.61	3/1/2021

10.56†	Offer Letter dated by December 18, 2014 and between Sarepta Therapeutics, Inc. and Ian M. Estepan	10-K	001-14895	10.62	3/1/2021

10.57	Amendment no. 1 dated October 23, 2020 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019	10-Q	001-14895	10.1	8/4/2021

10.58	Amendment no. 2 dated October 28, 2020 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.2	8/4/2021

10.59	Amendment no. 3 dated February 4, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.3	8/4/2021

10.60	Amendment no. 4 dated June 23, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.4	8/4/2021

10.61	Amendment no. 5 dated August 31, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019.	10-Q	001-14895	10.1	11/3/2021

10.62	Amendment no. 6 dated November 30, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019					X

10.63	Amendment no. 7 dated January 5, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019					X

10.64	Amendment no. 8 dated January 28, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019					X

10.65†	Separation Agreement and General Release, signed November 15, 2021 between Sarepta Therapeutics, Inc. and Dr. Gilmore O'Neill					X

10.66^

Amendment No. 2, dated November 17, 2021 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand

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

101

The following financial statements from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc. for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X

104	The Cover page from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc for the year ended December 31, 2021, formatted in Inline XBRL.	X

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

Dated: March 1, 2022	SAREPTA THERAPEUTICS, INC.

	By:	/s/ Douglas S. Ingram
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022:

Signature	Title

/s/ Douglas S. Ingram	President, Chief Executive Officer and Director (Principal Executive Officer)
Douglas S. Ingram

/s/ Ian M. Estepan	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Ian M. Estepan

/s/ M. Kathleen Behrens	Chairwoman of the Board
M. Kathleen Behrens, Ph.D.

/s/ Richard Barry	Director
Richard Barry

/s/ Mary Ann Gray	Director
Mary Ann Gray, Ph.D.

/s/ Stephen L. Mayo	Director
Stephen L. Mayo, Ph.D.

/s/ Claude Nicaise	Director
Claude Nicaise, MD

/s/ Hans Wigzell	Director
Hans Wigzell, M.D., Ph.D.

SAREPTA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sarepta Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Evaluation of lower of cost or net realizable value of raw materials inventory

As described in Note 2 and Note 8 to the consolidated financial statements, approximately 19%, or $58.8 million, of the Company’s total inventory balance is comprised of raw materials. As discussed in Note 2, the Company periodically analyzes its raw materials inventories, and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

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

Boston, Massachusetts

March 1, 2022

Sarepta Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,115,869	$1,502,648
Short-term investments	—	435,923
Accounts receivable	152,990	101,340
Inventory	186,212	231,961
Other current assets	149,028	213,324
Total current assets	2,604,099	2,485,196
Property and equipment, net	191,156	190,430
Intangible assets, net	14,239	13,628
Right of use assets	45,531	91,761
Other non-current assets	292,949	203,703
Total assets	$3,147,974	$2,984,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76,741	$111,090
Accrued expenses	271,697	193,553
Deferred revenue, current portion	89,244	89,244
Other current liabilities	15,051	22,139
Total current liabilities	452,733	416,026
Long-term debt	1,096,876	992,493
Lease liabilities, net of current portion	41,512	80,367
Deferred revenue, net of current portion	574,244	663,488
Contingent consideration	43,600	50,800
Other non-current liabilities	11,000	19,785
Total liabilities	2,219,965	2,222,959
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 198,000,000 shares authorized; 87,126,974 and 79,374,247 issued and outstanding at December 31, 2021 and 2020, respectively	9	8
Additional paid-in capital	4,134,768	3,609,877
Accumulated other comprehensive (loss) income, net of tax	(20)	3
Accumulated deficit	(3,206,748)	(2,848,129)
Total stockholders’ equity	928,009	761,759
Total liabilities and stockholders’ equity	$3,147,974	$2,984,718

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Products, net	$612,401	$455,865	$380,833
Collaboration and other	89,486	84,234	—
Total revenues	701,887	540,099	380,833

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	97,049	63,382	56,586
Research and development	771,182	722,343	560,909
Selling, general and administrative	282,660	317,875	284,812
Settlement and license charges	10,000	—	10,000
Amortization of in-licensed rights	706	662	849
Acquired in-process research and development	—	—	173,240
Total cost and expenses	1,161,597	1,104,262	1,086,396
Operating loss	(459,710)	(564,163)	(705,563)

Other income (loss):
Gain from sale of Priority Review Voucher	102,000	108,069	—
Gain (loss) on contingent consideration, net	7,200	(45,000)	—
Other expense, net	(68,438)	(51,971)	(8,317)
Total other income (loss)	40,762	11,098	(8,317)

Loss before income tax (benefit) expense	(418,948)	(553,065)	(713,880)
Income tax (benefit) expense	(168)	1,063	1,195
Net loss	(418,780)	(554,128)	(715,075)

Other comprehensive loss:
Unrealized (losses) gains on investments, net of tax	(23)	(47)	149
Total other comprehensive (loss) income	(23)	(47)	149
Comprehensive loss	$(418,803)	$(554,175)	$(714,926)

Net loss per share — basic and diluted	$(5.15)	$(7.11)	$(9.71)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	81,262	77,956	73,615

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
BALANCE AT DECEMBER 31, 2018	71,072	$7	$2,611,294	$(99)	$(1,578,926)	$1,032,276
Exercise of options and stock appreciation rights for common stock	1,125	—	31,522	—	—	31,522
Grant of restricted stock awards and vest of restricted stock units, net of cancellations	68	—	—	—	—	—
Shares withheld for taxes	(78)	—	(9,135)	—	—	(9,135)
Issuance of common stock for cash, net of offering costs	2,604	1	365,353	—	—	365,354
Issuance of common stock for collaboration agreement	302	—	29,415	—	—	29,415
Issuance of common stock under employee stock purchase plan	92	—	5,079	—	—	5,079
Stock-based compensation	—	—	78,602	—	—	78,602
Unrealized gains from available-for-sale securities, net of tax	—	—	—	149	—	149
Net loss	—	—	—	—	(715,075)	(715,075)
BALANCE AT DECEMBER 31, 2019	75,185	8	3,112,130	50	(2,294,001)	818,187
Exercise of options for common stock	1,443	—	76,492	—	—	76,492
Vest of restricted stock units/awards, net of forfeitures	159	—	—	—	—	—
Shares withheld for taxes	(37)	—	(6,333)	—	—	(6,333)
Issuance of common stock to Roche, net of issuance costs	2,522	—	312,053	—	—	312,053
Issuance of common stock under employee stock purchase plan	102	—	7,465	—	—	7,465
Stock-based compensation	—	—	108,070	—	—	108,070
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(554,128)	(554,128)
BALANCE AT DECEMBER 31, 2020	79,374	8	3,609,877	3	(2,848,129)	761,759
Cumulative effect of accounting change to adopt ASU 2020-06	—	—	(156,953)	—	60,161	(96,792)
Exercise of options for common stock	283	—	12,963	—	—	12,963
Vest of restricted stock units/awards	277	—	—	—	—	—
Shares withheld for taxes	(18)	—	(1,432)	—	—	(1,432)
Issuance of common stock for cash, net of offering costs	7,099	1	548,531	—	—	548,532
Issuance of common stock under employee stock purchase plan	112	—	7,839	—	—	7,839
Stock-based compensation	—	—	113,943	—	—	113,943
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(418,780)	(418,780)
BALANCE AT DECEMBER 31, 2021	87,127	$9	$4,134,768	$(20)	$(3,206,748)	$928,009

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(418,780)	$(554,128)	$(715,075)
Adjustments to reconcile net loss to cash flows in operating activities:
(Gain) loss on contingent consideration, net	(7,200)	45,000	—
Gain from sale of Priority Review Voucher, net of commission	(102,000)	(108,069)	—
Depreciation and amortization	38,017	26,911	24,500
Reduction in the carrying amounts of the right of use assets	11,325	12,828	6,047
Non-cash interest expense	7,581	25,454	21,444
Stock-based compensation	113,943	108,070	78,602
Impairment of equity investment	4,488	—	—
Acquired in-process research and development	—	—	173,240
Non-cash up-front payment to StrideBio	—	—	29,415
Other	7,620	(2,656)	(7,755)
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(51,650)	(10,461)	(41,835)
Net increase in inventory	(83,772)	(60,582)	(45,934)
Net decrease (increase) in other assets	103,203	(166,328)	(102,091)
Net (decrease) increase in deferred revenue	(89,244)	749,429	—
Net increase in accounts payable, accrued expenses, lease liabilities and other liabilities	23,297	41,998	122,979
Net cash (used in) provided by operating activities	(443,172)	107,466	(456,463)

Cash flows from investing activities:
Purchase of property and equipment	(38,490)	(82,202)	(59,631)
Proceeds from sale of Priority Review Voucher, net of commission	102,000	108,069	—
Purchase of available-for-sale securities	(29,988)	(1,333,568)	(1,193,632)
Maturity and sales of available-for-sale securities	466,000	1,189,480	1,715,626
Acquisition of Myonexus Therapeutics, Inc., net of cash acquired	—	—	(172,556)
Other	(4,109)	(3,500)	(3,082)
Net cash provided by (used in) investing activities	495,413	(121,721)	286,725

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	548,532	—	365,354
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	20,802	83,957	36,601
Taxes paid related to net share settlement of equity awards	(7,765)	(4,798)	(4,337)
Proceeds from issuance of common stock to Roche, net of offering costs	—	312,053	—
Proceeds from term loans	—	291,150	245,625
Debt issuance costs	—	(39)	(689)
Net cash provided by financing activities	561,569	682,323	642,554

Increase in cash and cash equivalents	613,810	668,068	472,816

Cash, cash equivalents and restricted cash:
Beginning of year	1,511,713	843,645	370,829
End of year	$2,125,523	$1,511,713	$843,645

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,115,869	$1,502,648	$835,080
Restricted cash in other assets	9,654	9,065	8,565
Total cash, cash equivalents and restricted cash	$2,125,523	$1,511,713	$843,645

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$55,949	$34,418	$8,550
Cash paid during the period for income taxes	$583	$2,510	$933
Supplemental schedule of non-cash activities:
Lease liabilities arising from obtaining right of use assets	$13,225	$59,327	$—
Lease liabilities terminated	$40,133	$—	$—
Intangible assets and property and equipment included in accounts payable and accrued expenses	$4,162	$5,151	$1,309
Shares withheld for tax included in accrued expenses	$—	$6,333	$4,798
Accrued debt issuance costs	$—	$11,000	$5,000

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, highly-differentiated and innovative technologies, and through collaborations with its strategic partners, the Company is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne muscular dystrophy (“Duchenne”), Limb-girdle muscular dystrophies (“LGMDs”) and other neuromuscular and central nervous system (“CNS”) disorders.

The Company's products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) and AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016, December 12, 2019 and February 25, 2021, respectively. Indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

As of December 31, 2021, the Company had approximately $2,125.8 million of cash, cash equivalents and investments, consisting of $2,115.9 million of cash and cash equivalents and $9.9 million of restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of December 31, 2021 is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), reflect the accounts of Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases. The Company’s CEO, as the chief operating decision-maker, manages and allocates resources to the operations of the Company on a total company basis. The Company’s research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. The Company’s supply chain organization manages the development of the manufacturing processes, clinical trial supply and commercial product supply. The Company’s commercial organization is responsible for commercialization of EXONDYS 51, VYONDYS 53 and AMONDYS 45 in the U.S. and internationally. The Company is supported by other back-office general and administration functions. Consistent with this decision-making process, the Company’s CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected.

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

Equity Investments

The Company’s equity investments include its investments in a publicly traded biotechnology company and several privately held biotechnology companies and are included in other non-current assets in the Company’s consolidated balance sheets. The equity investment in the publicly traded biotechnology company has a readily determinable fair value and is carried at fair value. The equity investments in the privately held biotechnology companies do not have readily determinable fair values and are measured at cost less any impairment, plus or minus changes resulting from observable price changes for the identical or a similar investment of the same issuer. Any change in the valuation of equity investments is recorded as a gain or loss on the Company’s consolidated statements of operations and comprehensive loss.

Accounts Receivable

The Company’s accounts receivable primarily arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from Medicaid rebates, governmental chargebacks including Public Health Services (“PHS”) chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of the Company) for PHS chargebacks, prompt pay discounts and certain distribution fees, or a current liability (if a payment is required of the Company) for Medicaid rebates, co-pay assistance and certain distribution fees.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies in the U.S. as well as certain distributors in the European Union (“EU”), Brazil, Israel and the Middle East. The Company has had no historical write-offs of its accounts receivable and its payment terms range from 60 to 91 days for sales within the U.S. and 45 and 150 days for the majority of product sales outside the U.S. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles or any specific issues. The Company provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2021, the credit profiles for the Company’s customers are deemed to be in good standing and an allowance for credit losses is not considered necessary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash.

Three individual customers accounted for 48%, 39% and 10% of net product revenues for the year ended December 31, 2021, 47%, 39% and 11% for the year ended December 31, 2020, and 43%, 41% and 13% for the year ended December 31, 2019. Three individual customers accounted for 41%, 41% and 10% of accounts receivable from product sales for the year ended December 31, 2021 and 45%, 41% and 9% for the year ended December 31, 2020. As of December 31, 2021, the Company believes that such customers are of high credit quality.

As of December 31, 2021, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. EXONDYS 51, VYONDYS 53 and AMONDYS 45 inventory used in clinical development programs is charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

The Company periodically analyzes its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Additionally, though the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications. Expense incurred related to excess inventory, obsolete inventory, or inventories that do not meet the Company's quality specifications are recorded as a component of cost of sales in the Company's consolidated statements of operations and comprehensive loss.

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

Property and Equipment

Property and equipment are initially recorded at cost, including the acquisition cost and all costs necessarily incurred to bring the asset to the location and working condition necessary for their intended use. The cost of normal, recurring or periodic repairs and maintenance activities related to property and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits. Interest costs incurred during the construction period of major capital projects are periodically reviewed, and if determined to be material, capitalized until the asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset.

The Company generally depreciates the cost of its property and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

Asset Category	Useful lives
Lab and manufacturing equipment	5 years
Office equipment	5 years
Software and computer equipment	3 - 5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the useful life or the term of the respective lease
Land improvements	25 years
Land	Not depreciated
Building and improvements	30 years
Construction in progress	Not depreciated until put into service

Intangible assets

The Company’s intangible assets consist of in-licensed rights, patent costs and software licenses, which are stated in the Company’s consolidated balance sheets, net of accumulated amortization and impairments, if applicable.

The in-licensed rights primarily relate to agreements with BioMarin Pharmaceutical, Inc. (“BioMarin”) and the University of Western Australia (“UWA”). The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patents because the life of the related patents reflects the expected time period that the Company will benefit from the in-licensed rights.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, intangible assets with definite lives and right of use (“ROU”) assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

Convertible Debt

As a result of adopting ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, the Company accounts for the liability and equity components of convertible debt instruments that can be settled in cash as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Simultaneously with the issuance of the 2024 Notes (defined below) in November 2017, the Company bought capped call options from certain counterparties to minimize the impact of potential dilution upon conversion. The premium for the capped call options was recorded as additional paid-in capital. For additional information related to the convertible debt transactions, please read Note 13, Indebtedness to the consolidated financial statements.

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

Product revenues

The Company distributes its products principally through its customers. The customers subsequently resell the products to patients and health care providers. The Company provides no right of return to the customers except in cases of shipping error or product defect. Product revenues are recognized when the customers take control of the products, which typically occurs upon delivery to the customers. For the years ended December 31, 2021, 2020 and 2019, the majority of the product revenues recognized were generated by the specialty distributor and specialty pharmacies in the U.S.

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

For the recognition of revenue associated with each performance obligation, if the Company determines ASC 606 is not appropriate to apply by analogy, the Company will apply a reasonable, rational and consistently applied accounting policy election to faithfully depict the transfer of services to the collaboration partner over the estimated performance period. Up-front payments from a collaboration partner are recognized as deferred revenue when received and recognized as revenue over the estimated performance period. Reimbursement payments from a collaboration partner associated with cost sharing provisions in a collaboration arrangement are recognized as the related expense is incurred and classified as an offset to operating expenses.

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

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and an employee stock purchase program (“ESPP”). The Company accounts for stock-based compensation using the fair value method.

The fair value of stock options are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair values of RSAs and RSUs are based on the fair market value of the Company’s common stock on the date of the grant. The fair value of stock awards, with consideration given to estimated forfeitures, is recognized as stock-based compensation expense on a straight-line basis over the vesting period of the grants. For stock awards with performance-vesting conditions, the Company does not recognize compensation expense until it is probable that the performance-vesting condition will be achieved.

Additionally, the Company granted its CEO options with service and market conditions. A market condition relates to the achievement of a specified price of the Company’s common stock, a specified amount of intrinsic value indexed to the Company’s common stock or a specified price of the Company’s common stock in terms of other similar equity shares. The grant date fair value for the options with service and market conditions is determined by a lattice model with Monte Carlo simulations and is recognized as stock-based compensation expense on a straight-line basis over the service period.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the net deferred tax asset to zero when it is more likely than not that the net deferred tax asset will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. The amount of the benefit that may be recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties related to uncertain tax positions within income tax expense.

It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations and not to repatriate the earnings to the U.S. Accordingly, the Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries as they are considered permanent in duration.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the consolidated balance sheets as right-of-use (“ROU”) assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize leases with terms of 12 months or less on the consolidated balance sheets. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its leases no less than on a quarterly basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term at lease commencement. The initial measurement of the lease liability is determined based on the future lease payments, which may include lease payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense with unrecognized variable lease payments recognized as incurred. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Components of a lease are bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified is then allocated based on the relative standalone price to the lease and non-lease components. However, ASC Topic 842, Leases, provides entities with a practical expedient that allows an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, entities would account for each lease component and the related non-lease component together as a single component. For new and amended real estate leases beginning after January 1, 2019, the Company elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. In contrast, the Company does not apply the practical expedient for leases embedded in manufacturing and supply agreements with certain of its contract manufacturing organizations and has instead allocated contract consideration between the lease and non-lease components based on their relative standalone price.

Embedded Derivatives

The Company evaluates certain of its financial and business development transactions to determine if embedded components of these contracts meet the definition of derivative under ASC 815. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. The embedded derivative is reported on the consolidated balance sheets at its fair value. Any change in fair value, as determined at each measurement period, is recorded as a component of the consolidated statements of operations and comprehensive loss.

Contingent Consideration

Certain of the Company’s license and collaboration agreements include future payments that are contingent upon the receipt, or receipt and subsequent sale, of a Priority Review Voucher (“PRV”). The Company has concluded that these contingent payments represent embedded derivatives. The Company records a liability for such contingent payments at fair value on the date the agreements are effective. The Company estimates the fair value of contingent consideration derivatives through a valuation model that includes an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. Changes in the fair value of the contingent consideration derivatives can result from changes to one or multiple assumptions, including adjustments to the discount rates, the assumed development timeline and the probability of achievement of certain regulatory milestones. The Company revalues its contingent consideration derivatives upon a material change to one or more of the assumptions discussed above. Changes in the fair value of the Company’s contingent consideration derivatives are recognized in the Company’s consolidated statements of operations and comprehensive loss. Such changes are classified as other income (loss) which corresponds to the classification of any gain recognized upon the actual sale of a PRV.

Commitments and Contingencies

The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred.

Recent Accounting Pronouncements

Recently adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s senior notes due on November 15, 2024 (the “2024 Notes”), will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company elected to early adopt this guidance on January 1, 2021, using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change removed the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. Interest expense of the 2024 Notes will be lower as a result of adoption of this guidance. The if-converted method for such instruments will be used to compute diluted net earnings per share if and when profitability is achieved. As a result of the adoption of this guidance, interest expense and net loss was reduced by $22.4 million, or $0.28 per share, for the year ended December 31, 2021.

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

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

On December 21, 2019, the Company entered into a license, collaboration and option agreement with Roche and a stock purchase agreement (the “Roche Agreement”) with Roche, providing Roche with exclusive commercial rights to SRP-9001, the Company’s investigational gene therapy for Duchenne, outside the U.S. The Company retains all rights to SRP-9001 in the U.S. and will perform all development activities within the joint global development plan necessary to obtain and maintain regulatory approvals for SRP-9001 in the U.S. and the EU, unless otherwise agreed to by the parties. Further: (i) research and development expenses incurred under the joint global development plan will be equally shared between the Company and Roche, (ii) Roche is solely responsible for all costs incurred in connection with any development activities (other than those within the joint global development plan) that are necessary to obtain or maintain regulatory approvals outside the U.S, and (iii) the Company will continue to be responsible for the manufacturing of clinical and commercial supplies of SRP-9001. The Company has also granted Roche options to acquire ex-U.S. rights to certain future Duchenne-specific programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost sharing provisions. The agreement became effective on February 4, 2020. The Roche Agreement is governed by a joint steering committee (“JSC”) formed by representatives from Roche and the Company. The JSC, among other activities, manages the overall strategic alignment between the parties, approves any material update to the joint global development plan and budget and oversees the operations of the subcommittees.

The Company received an aggregate of approximately $1.2 billion in cash consideration from Roche, consisting of an up-front payment and an equity investment in the Company. The Company may receive up to $1.7 billion in development, regulatory and sales milestones related to SRP-9001. Upon commercialization, the Company is also eligible to receive tiered royalty payments based on net sales. Of the $1.2 billion cash received from Roche, (i) $312.1 million, net of issuance costs, was allocated to the approximately 2.5 million shares of the Company’s common stock issued to Roche based on the closing price when the shares were issued, (ii) $485.0 million was allocated to the Options, and (iii) $348.7 million was allocated to a single, combined performance obligation (“Combined Performance Obligation”) comprised of: (i) the license of IP relating to SRP-9001 transferred to Roche, (ii) the related research and development services provided under the joint global development plan, (iii) the services provided to manufacture clinical supplies of SRP-9001, and (iv) the Company’s participation in the JSC, because the Company determined that the license of IP and related activities were not capable of being distinct from one another.

The value assigned to the Options is reflected as deferred revenue and will not be recognized until an option is either: (i) exercised by Roche, or (ii) expires. If exercised, the value will be aggregated with the option exercise price and recognized over the applicable performance period. If expired, the value will be recognized immediately. The Company recognizes revenue related to the Combined Performance Obligation on a straight-line basis over the expected performance period of the joint global development plan, which is expected to extend through the fourth quarter of 2023. Revenue relating to future development, regulatory and sales milestones will be recognized when the milestone is probable of achievement (which is typically when the milestone has occurred). Any royalties payable by Roche in the future will be recognized in the period earned.

For the years ended December 31, 2021 and 2020, the Company recognized $89.5 million and $84.2 million of collaboration and other revenues, respectively, the majority of which relates to the Combined Performance Obligation. As of December 31, 2021, the Company has total deferred revenue of $663.5 million associated with the Roche Agreement, of which $89.2 million is classified as current. Through 2021, no Options were exercised or expired. As such, deferred revenue related to the separate material rights for the Options remained unchanged at $485.0 million as of December 31, 2021 and 2020.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the years ended December 31, 2021 and 2020, costs reimbursable by Roche and reflected as a reduction to operating expenses were $90.5 million and $66.5 million, respectively. As of December 31, 2021, there was $18.6 million of collaboration receivable included in other current assets.

Genethon

The Company entered into a sponsored research agreement in May 2017 and subsequently entered into a license and collaboration agreement with Genethon in November 2019 (the “Genethon Collaboration Agreement”) for Genethon’s micro-dystrophin gene therapy program for the treatment of Duchenne. The Genethon Collaboration Agreement grants the Company with exclusive rights in the majority of the world (primarily excluding the EU) to Genethon’s micro-dystrophin gene therapy products (“Genethon Products”) and other micro-dystrophin gene therapy products (“Other Licensed Products”). The Company may be liable for up to $157.5 million and $78.8 million in development, regulatory and sales milestones for the Genethon Products and Other Licensed Products, respectively. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales of the Genethon Products and the Other Licensed Products. Under the Genethon Collaboration Agreement, a joint steering committee was established to plan, monitor and coordinate development activities for Genethon Products and Other Licensed Products. The Company and Genethon are responsible for 75% and 25%, respectively, of development costs related to both the Genethon Products and the Other Licensed Products.

Upon signing the Genethon Collaboration Agreement, the Company made an up-front payment of $28.0 million, which was recorded as research and development expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. Additionally, for the years ended December 31, 2021, 2020 and 2019, the Company recorded $11.7 million, $10.1 million and $9.0 million, respectively, of research and development expense related to reimbursable development costs incurred by Genethon for Genethon Products. For the year ended December 31, 2021, the Company recorded $4.0 million of research and development expense related to milestone achievements. No additional development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

StrideBio, Inc.

In November 2019, the Company entered into a collaboration and license agreement and a stock purchase agreement (collectively, the “StrideBio Agreements”) with StrideBio, Inc. (“StrideBio”). The StrideBio Agreements grant the Company exclusive worldwide licenses to develop, collaborate and commercialize StrideBio’s adeno-associated viral capsids for gene therapy with respect to multiple development targets, to which the Company will have the exclusive right to perform development activities (“Sarepta Development Targets”) and targets that the two parties will jointly develop through completion of Phase 1/2 clinical trials (“Joint Development Targets”). For Sarepta Development Targets and Joint Development Targets, respectively, the Company may be liable for up to $450.0 million and $835.0 million in development, regulatory and sales milestone payments per target. Additionally, upon commercialization, the Company may be required to make tiered royalty payments based on net sales of each target.

Upon signing the StrideBio Agreements, the Company made an up-front payment of $46.9 million, consisting of a cash payment of $17.5 million and 301,980 shares of the Company’s common stock delivered to StrideBio with a fair value of $29.4 million. The up-front payment was recorded as research and development expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. As of December 31, 2021, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

In March 2021, the Company participated in StrideBio’s Series B round of financing and purchased approximately 0.2 million shares of preferred stock. As of December 31, 2021, the equity investment in StrideBio’s Series B preferred stock was approximately $1.8 million. Please read Note 5, Fair Value Measurements for further information.

Myonexus Therapeutics

In April 2019, the Company completed its acquisition of Myonexus Therapeutics, Inc. (“Myonexus”), a clinical-stage gene therapy biotechnology company that was developing gene therapies for LGMD for $178.3 million. The Company may also be required to make up to $200.0 million in additional payments to selling shareholders of Myonexus based on the achievement of certain sales-and regulatory- related milestones. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets (the five LGMD gene therapy programs). The Company determined that one regulatory-related milestone (not solely based on drug approval by the FDA) met the definition of a derivative and recorded a contingent consideration liability. As of December 31, 2021 and 2020, the contingent consideration liability was $42.0 million and $49.5 million, respectively. The changes in fair value are recorded as other expense in the Company’s consolidated statements of operations and comprehensive loss. Please read Note 5, Fair Value Measurements for further information on the change in fair value of the contingent consideration liability.

Lysogene S.A.

In October 2018, the Company entered into a license and collaboration agreement to develop and commercialize LYS-SAF302, a gene therapy to treat Mucopolysaccharidosis type IIIA (“MPS IIIA”) as well as an equity investment agreement with Lysogene S.A. (“Lysogene”). Under the license and collaboration agreement, in addition to the payment of up-front fees, the Company may be liable for a total of $102.8 million in development, regulatory and sales milestones. Furthermore, the Company may be required to make tiered royalty payments based on net sales of the LYS-SAF302 product subsequent to its commercialization. Beginning January 1, 2020, the Company began to reimburse Lysogene for expenses incurred in connection with development activities of the MPS IIIA product candidate. As of December 31, 2021, the Company owns 1,140,728 shares of common stock issued by Lysogene and recorded $2.5 million of equity investment in Lysogene as an other non-current asset in the Company’s consolidated balance sheets.

The Company sent a termination notice to Lysogene on January 11, 2022 to notify them of the Company's intent to terminate the license and collaboration agreement. The termination will become effective July 11, 2022. The Company does not have to pay any early termination penalties to Lysogene but is liable for certain research and development reimbursements incurred in the six months following termination, which are not expected to be material. As of December 31, 2021, there was no accounting impact as a result of the termination of the license and collaboration agreement because the notice of termination did not occur until subsequent to year-end.

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

Under the agreements, the Company made an up-front payment of $38.0 million to Lacerta, of which $30.0 million was allocated to the Series A preferred stock investment and recorded as an other non-current asset in the accompanying consolidated balance sheets. Changes in the carrying value of the investment are reported as a component of earnings whenever there are triggering events that warrant impairment or observable price changes in orderly transactions for identical or similar investments of Lacerta in the future. For the years ended December 31, 2021, 2020 and 2019, the Company did not record any changes in carrying value of the investment as Lacerta did not issue identical or similar shares during the corresponding periods. As of December 31, 2021, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

Nationwide Children’s Hospital

In December 2016, the Company entered into an exclusive option agreement with Nationwide Children’s Hospital (“Nationwide”) from which the Company obtained an exclusive right to acquire a worldwide license of the micro-dystrophin gene therapy technology for Duchenne and Becker muscular dystrophy. In October 2018, the Company exercised the option and entered into a license agreement with Nationwide, which granted the Company exclusive worldwide rights to develop, manufacture and commercialize a micro-dystrophin gene therapy product candidate. In July 2021, the Company entered into an agreement with Nationwide to settle a dispute relating to a sublicense payment owed by the Company resulting from the up-front payment received from Roche under the Roche Agreement. The total sublicense payment payable to Nationwide under the agreement is $38.0 million, which was paid in July 2021. Approximately $9.3 million of this amount was previously expensed during the year ended December 31, 2020 with the remaining $28.7 million expensed during the year ended December 31, 2021. The expense relating to this payment is recognized to research and development expense. As a result of this payment, the Company has no further financial obligations to Nationwide resulting from the up-front payment received under the Roche Agreement. As of December 31, 2021, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

BioMarin Pharmaceutical, Inc.

In July 2017, the Company and UWA entered into a settlement agreement with BioMarin. On the same day, the Company entered into a license agreement, which was subsequently amended in April 2019, with BioMarin and Academisch Ziekenhuis Leiden (“AZL”) (collectively with the Company, UWA and BioMarin, the “Settlement Parties”). Under these agreements and amendment, BioMarin agreed to provide the Company with an exclusive license to certain intellectual property with an option to convert the exclusive license into a co-exclusive license and the Settlement Parties agreed to stop most existing efforts to continue with ongoing litigation and opposition and other administrative proceedings concerning BioMarin’s intellectual property. BioMarin is also eligible to receive tiered royalty payments, ranging from 4% to 8%, based on the net sales for the three products and product candidates.

In November 2021, the Company entered into a second settlement agreement and second amendment to the license agreement (the “Second Amendment”), which waived certain future milestone payments and altered royalty payment terms of the agreement. Under the Second Amendment, the Company may be liable for up to approximately $50.0 million in regulatory milestones for eteplirsen, casimersen and golodirsen. In addition, on and after July 1, 2022, the tiered royalty payments will range from 4% to 5%. The royalty terms under the license agreement will expire in March 2024 in the U.S., December 2024 in the EU and no later than December 2024 in other countries.

As a result of execution of the license agreement with BioMarin, the Company recorded an in-licensed right intangible asset of $6.6 million in its consolidated balance sheets as of December 31, 2017, representing the fair value of the U.S. license to BioMarin’s intellectual property. The intangible asset is being amortized on a straight-line basis over the remaining life of the patent and has a carrying value of $3.2 million as of December 31, 2021.

The FDA approval of AMONDYS 45 and VYONDYS 53 in February 2021 and December 2019, respectively, resulted in settlement charges to BioMarin of $10.0 million during each period and each were expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, the Company recognized royalty expense of $31.4 million, $23.2 million and $19.4 million, respectively. As of December 31, 2021, no other regulatory milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

University of Western Australia

In April 2013, the Company and UWA entered into an amendment to an existing exclusive license agreement relating to the treatment of Duchenne by inducing the skipping of certain exons. The agreement was further amended in June 2016. Under the amended agreement, the Company may be obligated to make payments to UWA totaling up to $26.0 million upon the achievement of certain development, regulatory and sales milestones. Additionally, the Company is required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed under the agreements with UWA. Corresponding to the FDA approval of EXONDYS 51 in 2016, VYONDYS 53 in December 2019, and AMONDYS 45 in February 2021, the Company recorded milestone payments of $1.0 million, $0.5 million and $0.5 million as in-licensed right intangible assets in its consolidated balance sheets, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patents and have a combined carrying value of $1.2 million as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $7.7 million, $5.7 million and $3.5 million in royalty expense, respectively, which is included in cost of sales, related to agreements with UWA. As of December 31, 2021, no other development, regulatory or sales milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs, and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $11.0 million in research milestone payments. Under these agreements, there are $187.0 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the sales of the developed products upon commercialization. For the year ended December 31, 2021, the Company recognized $3.0 million of research milestone expenses, with no similar activity for the years ended December 31, 2020 and 2019. As of December 31, 2021, the Company has not exercised any options nor have any additional research milestone payments become probable of occurring.

Milestone Obligations
Including the agreements discussed above, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of December 31, 2021, the Company may be obligated to make up to $4.0 billion of future development, regulatory, commercial, and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of December 31, 2021, which are discussed above. For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $50.3 million, $47.3 million, $113.2 million relating to certain up-front, milestone, settlement and other payments as research and development expense, respectively, under these agreements. The Company is also obligated to pay royalties on net sales of certain of its products related to these collaboration and license agreements. The royalty rates range from the low-single-digit to high teens percentages for both inside and outside the U.S.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In February 2021, the Company entered into an agreement to sell the rare pediatric disease PRV (the “AMONDYS 45 PRV”) it received from the FDA in connection with the approval of AMONDYS 45. Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, the Company completed its sale of the AMONDYS 45 PRV and received proceeds of $102.0 million, with no commission costs, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

In February 2020, the Company entered into an agreement to sell the rare pediatric disease PRV (the “VYONDYS 53 PRV”) it received from the FDA in connection with the approval of VYONDYS 53. Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, the Company completed its sale of the VYONDYS 53 PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

5. FAIR VALUE MEASUREMENTS

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2021. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$1,562,358	$1,562,358	$—	$—
Strategic equity investments	34,892	2,480	—	32,412
Certificates of deposit	250	250	—	—
Total assets	$1,597,500	$1,565,088	$—	$32,412

Liabilities
Contingent consideration	$43,600	$—	$—	$43,600
Total liabilities	$43,600	$—	$—	$43,600

	Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$629,440	$629,440	$—	$—
Government and government agency bonds	1,037,981	1,037,981	—	—
Strategic equity investments	38,799	3,699	—	35,100
Certificates of deposit	250	250	—	—
Total assets	$1,706,470	$1,671,370	$—	$35,100

Liabilities
Contingent consideration	$50,800	$—	$—	$50,800
Total liabilities	$50,800	$—	$—	$50,800

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, certificates of deposit and the Company’s strategic investment in Lysogene, a publicly traded company in France, as more fully described in Note 3, License and Collaboration Agreements. The Company did not hold any government and government agency bonds as of December 31, 2021. Certain of the government and government agency bonds are publicly traded fixed income securities and were presented as cash equivalents on the consolidated balance sheets as of December 31, 2020.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consists of a strategic investment in Series A preferred stock of Lacerta as more fully described in Note 3, License and Collaboration Agreements and strategic investments in another two private companies. At the end of each reporting period, the fair value of the Company's strategic investments will be adjusted if the issuers were to issue similar or identical equity securities or when there is a triggering event for impairment. During the year ended December 31, 2021, the Company recorded an impairment loss of $4.5 million related to its investment in one of the private companies.

The following table represents a roll-forward of the fair value of Level 3 financial assets for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Fair value, beginning of year	$35,100	$30,000
Additions	1,800	5,100
Changes in estimated fair value	(4,488)	—
Fair value, end of year	$32,412	$35,100

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone or shorten or lengthen the time required to achieve the milestone would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

The following table represents a roll-forward of the fair value of Level 3 financial liabilities for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Fair value, beginning of year	$50,800	$5,200
Additions	—	600
Changes in estimated fair value, net	(7,200)	45,000
Fair value, end of year	$43,600	$50,800

A net decrease of $7.2 million and net increase of $45.0 million was recorded during the years ended December 31, 2021 and December 31, 2020, respectively, to account for the change in fair value of existing contingent consideration liabilities. These changes, which are recorded through earnings, were a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the probability of success of the underlying programs, the estimate of the year that the payments are expected to be made, the expected approval date of the underlying programs and the estimate of the amount of payments to be ultimately made. An increase of $0.6 million was recorded during the year ended December 31, 2020 to account for new contingent consideration liabilities associated with new license agreements with certain academic institutions that meet the definition of a derivative. As of December 31, 2021, the contingent consideration was recorded as a non-current liability on the Company's consolidated balance sheets.

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

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the consolidated balance sheets for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Money market funds	$1,562,358	$629,440
Government and government agency bonds	—	602,058
Total	$1,562,358	$1,231,498

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The Company did not hold any available-for-sale securities at December 31, 2021. The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2020 was approximately two months.

The following tables summarize the Company’s cash, cash equivalents and investments for each of the periods indicated:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
As reported:
Cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$900,590	$—	$—	$900,590
Government and government agency bonds	1,037,959	22	—	1,037,981
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571
As reported:
Cash and cash equivalents	$1,502,639	$9	$—	$1,502,648
Short-term investments	435,910	13	—	435,923
Total cash, cash equivalents and investments	$1,938,549	$22	$—	$1,938,571

7. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT REVENUES

The following table summarizes the Company's product revenues, net disaggregated by product for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
EXONDYS 51	$454,361	$422,007	$380,718
VYONDYS 53	89,511	33,858	115
AMONDYS 45	68,529	—	—
Products, net	$612,401	$455,865	$380,833

The following table summarizes the components of the Company’s accounts receivable for the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Product sales receivable, net of discounts and allowances	$152,990	$100,870
Government contract receivables	—	470
Total accounts receivable, net	$152,990	$101,340

The relevant government audit was completed and, as a result, the outstanding balance for government contract receivables was received as of December 31, 2021.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2019	$588	$44,738	$1,506	$4,671	$51,503
Provision	9,700	52,180	6,384	10,175	78,439
Payments/credits	(8,007)	(55,147)	(5,941)	(9,877)	(78,972)
Balance, as of December 31, 2020	$2,281	$41,771	$1,949	$4,969	$50,970
Provision	13,308	78,637	9,400	16,107	117,452
Payments/credits	(14,790)	(59,902)	(8,551)	(14,713)	(97,956)
Balance, as of December 31, 2021	$799	$60,506	$2,798	$6,363	$70,466

The following table summarizes the total reserves above included in the Company’s consolidated balance sheets for the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Reduction to accounts receivable	$8,321	$8,352
Component of accrued expenses	62,145	42,618
Total reserves	$70,466	$50,970

8. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Raw materials	$58,822	$71,717
Work in progress	230,194	139,704
Finished goods	26,717	20,540
Total inventory	$315,733	$231,961

No material inventory reserves existed as of December 31, 2021 or 2020. Non-current inventory, which consists of raw materials and work in progress, is included in other non-current assets in the Company's consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond our normal operating cycle. As of December 31, 2020, we had no non-current inventory.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Balance sheet classification
Inventory	$186,212	$231,961
Other non-current assets	129,521	—
Total inventory	$315,733	$231,961

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Manufacturing-related deposits and prepaids	$93,656	$134,430
Collaboration receivable	18,647	34,184
Prepaid clinical and pre-clinical expenses	12,667	16,224
Prepaid maintenance services	8,452	6,411
Prepaid insurance	5,282	4,158
Prepaid research expenses	3,082	5,854
Prepaid income tax	1,100	4,939
Leasehold improvement receivable	—	3,059
Other	6,142	4,065
Total other current assets	$149,028	$213,324

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Non-current inventory	$129,521	$—
Manufacturing-related deposits and prepaids	112,765	148,525
Strategic investments	34,892	38,799
Restricted cash and investments	9,904	9,315
Prepaid clinical expenses	2,007	3,395
Other	3,860	3,669
Total other non-current assets	$292,949	$203,703

10. PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes components of property and equipment, net, for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Leasehold improvements	$103,370	$55,019
Lab and manufacturing equipment	64,613	49,571
Building and improvements	47,605	39,397
Software and computer equipment	42,506	33,948
Furniture and fixtures	9,242	7,010
Land	5,183	5,183
Land improvements	4,921	3,610
Office equipment	1,189	1,178
Construction in progress	25,159	71,541
Property and equipment, gross	303,788	266,457
Less: accumulated depreciation	(112,632)	(76,027)
Property and equipment, net	$191,156	$190,430

For the years ended December 31, 2021, 2020 and 2019, depreciation expense totaled $36.6 million, $25.2 million and $22.8 million, respectively.

11. INTANGIBLE ASSETS, NET

The following table summarizes the components of the Company’s intangible assets for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Patents	$12,382	$11,210
In-licensed rights	8,573	8,073
Software licenses	299	1,554
Intangible assets, gross	21,254	20,837
Less: accumulated amortization	(7,015)	(7,209)
Intangible assets, net	$14,239	$13,628

The in-licensed rights relate to agreements with BioMarin and UWA. As a result of the FDA approval of EXONDYS 51, VYONDYS 53 and AMONDYS 45, the Company recorded in-licensed rights of $1.0 million, $0.5 million and $0.5 million, respectively. Following the execution of the settlement and license agreements with BioMarin in July 2017, the Company recorded a $6.6 million intangible asset related to EXONDYS 51 in the U.S. The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patent because the life of the related patent reflects the expected time period that the Company will benefit from the in-licensed right. For more information about the in-licensed rights, please read Note 3, License and Collaboration Agreements. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.7 million, $0.7 million and $0.8 million, respectively, of amortization related to the in-licensed rights.

Patent amortization expense was $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also expensed the remaining net book value of previously capitalized patents that were later abandoned of $0.5 million, $0.1 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, which were included in research and development expenses on the consolidated statements of operations and comprehensive loss.

Amortization related to internal use software was less than $0.1 million, $0.5 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the estimated future amortization for intangible assets:

As of December 31, 2021
(in thousands)
2022	$1,395
2023	1,394
2024	1,391
2025	1,330
2026	1,200
Thereafter	7,529
Total	$14,239

12. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Accrued contract manufacturing costs	$104,311	$36,543
Product revenue related reserves	62,145	42,618
Accrued employee compensation costs	48,299	50,803
Accrued clinical and pre-clinical costs	25,955	22,169
Accrued royalties	11,965	7,793
Accrued professional fees	9,381	10,221
Accrued collaboration cost-sharing	2,887	3,516
Accrued interest expense	1,045	1,045
Accrued milestone and license expense	100	9,380
Other	5,609	9,465
Total accrued expenses	$271,697	$193,553

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

Upon adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability measured at its amortized cost. The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced the accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. Upon adoption of ASU 2020-06, the effective interest rate on the liability component of the 2024 Notes for the year ended December 31, 2021 was 1.9%. The effective interest rate on the liability component of the 2024 Notes for each of the years ended December 31, 2020 and 2019 was 6.9%. Interest expense of the 2024 Notes was reduced by $22.4 million for the year ended December 31, 2021 as a result of adoption of this guidance. For the years ended December 31, 2021, 2020 and 2019, the interest expense related to the 2024 Notes was $10.7 million, $31.4 million and $29.9 million, respectively.

December 2019 Term Loan

On December 13, 2019, the Company entered into a loan agreement (the “Credit Agreement”) which provides a term loan (“December 2019 Term Loan”) of $500.0 million with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP (collectively, the “Lenders”). The December 2019 Term Loan has two tranches: A and B, each of which had an initial loan amount of $250.0 million. On September 24, 2020, the Company entered into a first amendment to Credit Agreement (the “Amendment”),which increased the aggregate principal amount of tranche B of the December 2019 Term Loan from $250.0 million to $300.0 million and revised certain fees. Tranche A and B of the December 2019 Term Loan were drawn down on December 20, 2019 and November 2, 2020 and will mature on December 20, 2023 and December 31, 2024, respectively, when the principal amount of the loan will become due. Borrowings under the Credit Agreement bear interest at a rate per annum equal to 8.5%, which shall be payable quarterly in arrears. The Company may voluntarily prepay, in whole or in part, the outstanding balance under the December 2019 Term Loan at any time after the tranche A closed but may be obligated to make additional financial considerations to the Lenders.

Upon draw-down of tranche A and B, the Company received net proceeds of $244.9 million and $291.1 million, net of debt discounts of $9.4 million and $14.9 million relating to fees payable to the Lenders, respectively. Of the fees payable to the Lenders related to tranche A and B, $5.0 million and $6.0 million are expected to be paid on December 20, 2023 and December 31, 2024, respectively. The debt discounts are being treated as a reduction to the carrying value of tranche A and B of the December 2019 Term Loan and amortized as interest expense over the term of the loan based on an effective interest method. Debt issuance costs associated with the draw-down of tranche A and B were $0.7 million and less than $0.1 million, respectively.

As of December 31, 2021, the Company recorded approximately $1,096.9 million as long-term debt on the consolidated balance sheets. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $63.5 million, $59.9 million and $30.7 million of interest expense, respectively.

The following table summarizes the Company’s debt facilities for the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Principal amount of the 2024 Notes	$569,993	$569,993
Unamortized discount - equity component	—	(98,721)
Unamortized discount - debt issuance costs	(6,320)	(6,510)
Net carrying value of 2024 Notes	563,673	464,762
Principal amount of the 2019 Term Loan	550,000	550,000
Unamortized discounts	(16,797)	(22,269)
Net carrying value of 2019 Term Loan	533,203	527,731
Total carrying value of debt facilities	$1,096,876	$992,493

Fair value of 2024 Notes	$846,138	$1,394,249
Fair value of 2019 Term Loan	576,085	550,000
Total fair value of debt facilities	$1,422,223	$1,944,249

The fair value of the 2024 Notes is based on open market trades and is classified as Level 1 in the fair value hierarchy. The fair value of the December 2019 Term Loan is classified as Level 2 in the fair value hierarchy and is determined using a discounted cash flow analysis with market interest rates adjusted for credit risk as a significant input.

The following table summarizes the total gross payments due under the Company’s debt arrangements:

As of December 31, 2021
(in thousands)
2022	$—
2023	250,000
2024	869,993
2025	—
2026	—
Thereafter	—
Total payments	$1,119,993

The aggregate annual maturities of long-term debt and interest during the years ending December 31, 2022, 2023 and 2024 are $55.9 million, $305.3 million and $903.4 million, respectively.

14. EQUITY

In October 2021, the Company issued approximately 7.1 million shares of common stock through an underwritten public offering. The offering price was $81.00 per share. The Company received net proceeds of approximately $548.5 million from the offering, net of commission and offering expenses of approximately $26.5 million.

In February 2020, the Company issued approximately 2.5 million shares of common stock with a fair value of $312.1 million, net of direct transaction fees of $4.3 million as part of the Roche transaction (see Note 3, License and Collaboration Agreements).

In November 2019, the Company issued approximately 0.3 million shares of common stock with a fair value of $29.4 million as part of the up-front consideration to StrideBio (see Note 3, License and Collaboration Agreements).

In March 2019, the Company sold approximately 2.6 million shares of common stock through an underwritten public offering. The offering price was $140.41 per share. The Company received net proceeds of approximately $365.4 million from the offering, net of commission and offering expenses of approximately $0.3 million.

15. STOCK-BASED COMPENSATION

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 ESPP”) which authorized 0.3 million shares of common stock available to be issued. In June 2016 and 2019, the Company’s stockholders approved an additional 0.3 million and 0.5 million shares, respectively, of common stock available for issuance under the 2013 ESPP. As of December 31, 2021, 0.4 million shares of common stock remain available for future grant under the 2013 ESPP.

In September 2014, the Company initiated the 2014 Employment Commencement Incentive Plan (the “2014 Plan”). The 2014 Plan, which authorized 0.6 million shares of common stock to be issued and allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. As of December 31, 2021, 7.0 million shares have been added to the Company's 2014 Plan. As of December 31, 2021, 1.5 million shares of common stock remain available for future grant under the 2014 Plan.

In June 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan, which authorized 2.9 million shares of common stock to be issued, allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. In June 2020, an additional 3.8 million shares of common stock were approved by the Company’s stockholders and added to the 2018 Plan. Together with the roll-over shares from the Company’s 2011 Equity Incentive Plan, 4.2 million shares of common stock remain available for future grant under the 2018 Plan as of December 31, 2021.

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

The fair values of stock options granted during the periods presented are measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

For the Year Ended December 31,
	2021	2020	2019
Risk-free interest rate (1)	0.4 - 1.3%	0.1 - 1.3%	1.4 - 2.5%
Expected dividend yield (2)	—	—	—
Expected term (3)	4.99 years	5.00 years	5.04 years
Expected volatility (4)	60.1 - 70.8%	57.3 - 68.2%	52.5 - 68.9%

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

The following tables summarize the Company’s stock option activity for each of the periods indicated:

	For the Year Ended December 31,
	2021
		Weighted
		Average
		Exercise
	Shares	Price
Grants outstanding at beginning of the period	7,844,947	$70.61
Granted	1,685,860	86.41
Exercised	(283,622)	45.71
Cancelled and forfeited	(1,050,264)	112.18
Grants outstanding at end of the period	8,196,921	$69.39

Grants exercisable at end of the period	2,532,438	$84.71
Grants vested and expected to vest at end of the period	7,867,722	$68.17

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $48.16, $61.38 and $70.93, respectively.

		Weighted
	Aggregate	Average
	Intrinsic	Remaining
	Value	Contractual
	(in thousands)	Life (Years)
Options outstanding at December 31, 2021	$248,479	6.4
Options exercisable at December 31, 2021	$59,069	5.6
Options vested and expected to vest at December 31, 2021	$247,434	6.3

The following table summarizes the Company’s stock options vested and exercised for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Aggregate grant date fair value of stock options vested	$79,068	$80,355	$50,878
Aggregate intrinsic value of stock options exercised	$10,622	$144,750	$109,707

As of December 31, 2021, there were 3,300,000 options with service and market conditions included in the grants outstanding for the Company’s CEO, which have a five-year cliff vesting schedule and a grant date fair value of $13.48 determined by a lattice model with Monte Carlo simulations. These options have an exercise price of $34.65 and were granted in June 2017.

Restricted Stock Awards

The Company has granted RSAs to members of its board of directors and certain employees. The following table summarizes the Company’s RSA activity for each of the periods indicated:

	For the Year Ended December 31,
	2021
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Grants outstanding at beginning of the period	48,875	$50.11
Granted	—	—
Vested	(48,875)	50.11
Forfeited	—	—
Grants outstanding at end of the period	—	$—

Restricted Stock Units

The Company grants RSUs to members of its board of directors and employees. The following table summarizes the Company’s RSU activity for the periods indicated:

	For the Year Ended December 31,
	2021
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Grants outstanding at beginning of the period	947,079	$121.46
Granted	987,464	85.32
Vested	(276,980)	119.54
Forfeited	(337,357)	106.37
Grants outstanding at end of the period	1,320,206	$98.69

2013 Employee Stock Purchase Plan

Under the Company’s 2013 ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The 24-month offering period will end on August 31, 2023. The following table summarizes the Company’s ESPP activity for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
Number of shares purchased	111,171	102,031	92,086
Proceeds received (in millions)	$7.8	$7.5	$5.1

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense by function included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$50,526	$41,671	$27,681
Selling, general and administrative	63,417	66,399	50,921
Total stock-based compensation	$113,943	$108,070	$78,602

The following table summarizes stock-based compensation expense by grant type included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock options	$68,995	$68,832	$53,427
Restricted stock awards/units	40,055	33,457	20,103
Employee stock purchase plan	4,893	5,781	5,072
Total stock-based compensation	$113,943	$108,070	$78,602

As of December 31, 2021, there was $175.7 million of total unrecognized stock-based compensation expense related to the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted-average period of approximately 3 years. Of this amount, $92.4 million relates to options with service conditions only, $4.3 million relates to awards with service and market conditions, and the remaining $79.0 million related to restricted stock units with service conditions only.

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

Expense related to the Plan totaled $5.3 million, $5.3 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

17. OTHER INCOME (LOSS)

The following table summarizes other income (loss) for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Interest expense	$(63,525)	$(59,947)	$(30,669)
Interest income	354	2,970	7,238
Amortization of investment discount	157	4,489	15,350
Gain from sale of Priority Review Voucher	102,000	108,069	—
Gain (loss) on contingent consideration, net*	7,200	(45,000)	—
Impairment of equity investment	(4,488)	—	—
Other (expense) income	(936)	517	(236)
Total other income (loss)	$40,762	$11,098	$(8,317)

* The gain (loss) on contingent consideration, net is related to the fair value adjustment of the regulatory-related contingent payments that are accounted for as derivatives. Please see Note 5. Fair Value Measurements for further details.

18. INCOME TAXES

The following table summarizes the loss before the provision (benefit) for income taxes by jurisdiction for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$(47,633)	$(204,956)	$(489,747)
Foreign	(371,315)	(348,109)	(224,133)
Total	$(418,948)	$(553,065)	$(713,880)

The following table summarizes provision (benefit) for income taxes in the accompanying consolidated financial statements for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current provision:
Federal	$—	$4	$—
State	(40)	624	521
Foreign	181	680	1,050
Total current provision	141	1,308	1,571
Deferred benefit:
Federal	—	—	(15)
State	—	—	(5)
Foreign	(309)	(245)	(356)
Total deferred benefit	(309)	(245)	(376)
Total income tax (benefit) expense	$(168)	$1,063	$1,195

The following table summarizes the reconciliation between the Company’s effective tax rate and the statutory income tax rate for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
State taxes	0.4	0.6	4.5
Research and development and other tax credits	10.0	10.1	5.1
Valuation allowance	(9.8)	(21.3)	(16.8)
Permanent differences	(0.3)	(1.6)	2.3
Stock-based compensation	(3.0)	3.5	(0.6)
Basis difference in subsidiary	—	—	(8.4)
Foreign rate differential	(18.4)	(12.9)	(7.4)
Other	0.1	0.4	0.1
Effective tax rate	(0.0)%	(0.2)%	(0.2)%

Permanent differences affecting the Company’s effective tax rate primarily include excess stock-based compensation tax deductions, net of non-deductible stock-based compensation and limitation on deductibility of officer compensations.

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

The following table summarizes the analysis of the deferred tax assets and liabilities for each of the periods indicated:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$330,392	$333,703
Difference in depreciation and amortization	31,563	31,259
Research and development tax credits	201,512	159,917
Stock-based compensation	38,132	31,212
Lease liabilities	10,890	13,120
Capitalized inventory	24,172	35,959
Debt discount	5,875	—
Other	38,315	28,381
Total deferred tax assets	680,851	633,551
Deferred tax liabilities:
Right of use asset	(7,405)	(8,772)
Debt discount	—	(18,044)
Total deferred tax liabilities	(7,405)	(26,816)
Valuation allowance	(672,319)	(605,848)
Net deferred tax assets	$1,127	$887

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets, which are comprised principally of federal and state net operating loss carryforwards, research and development tax credit carryforwards, stock-based compensation expense, capitalized inventory, and intangibles. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of net federal and state deferred tax assets. Accordingly, a full valuation allowance of the U.S. net deferred tax asset is maintained at December 31, 2021 and 2020. The net change in the valuation allowance for deferred tax assets was an increase of $66.5 million and $117.0 million for the years ended December 31, 2021 and 2020, respectively. This increase for the year ended December 31, 2021 was primarily due to the generation of federal and state income tax credits and a decrease in the debt discount deferred tax liability that was recorded through additional paid-in capital as a result of the Company's early adoption of ASU 2020-06.

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

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $1,280.4 million and $841.2 million, respectively, available to reduce future taxable income. The federal and state net operating loss carry forwards of $577.2 million and $797.0 million will expire at various dates between 2022 and 2041. The federal and state net operating loss carryforwards of $703.2 million and $44.2 million, respectively, can be carried forward indefinitely. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code and similar state laws based on historical or future ownership changes and the value of the Company’s stock. Additionally, the Company has $139.2 million and $77.0 million of federal and state research and development credits, respectively, available to offset future taxable income. These federal and state research and development credits begin to expire between 2022 and 2041 and between 2022 and 2036, respectively. The Company also has foreign net operating loss carryforwards of $13.6 million, mainly derived from the net operating loss generated by its subsidiary in Brazil, which may be carried forward indefinitely.

The Company, or one of its subsidiaries, files income tax returns in the U.S., and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The follow table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for each of the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of the period	$48,475	$41,753	$37,544
Increase related to current year tax positions	5,503	6,722	4,275
Increase related to prior year tax positions	—	—	109
Decrease related to prior year tax positions	(163)	—	(175)
Balance at end of the period	$53,815	$48,475	$41,753

The balance of total unrecognized tax benefits at December 31, 2021, if recognized, would not affect the effective tax rate on income from continuing operations, due to a full valuation allowance against the Company’s U.S. deferred tax assets. The Company does not expect that the amount of unrecognized tax benefits to change significantly in the next twelve months. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. It had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2021 or 2020. No interest and/or penalties were recognized in 2021 or 2020.

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

19. LEASES

The Company has real estate operating leases in Cambridge, Andover and Burlington, Massachusetts, Dublin and Columbus, Ohio, and Durham, NC that provide for scheduled annual rent increases throughout each lease’s term. The Company has also identified leases embedded in certain of its manufacturing and supply agreements as the Company determined that it controls the use of the facilities and related equipment therein. For more information related to manufacturing and supply agreements with Thermo Fisher Scientific, Inc. (“Thermo”) and Catalent, Inc. (“Catalent”), please refer to Note 21, Commitments and Contingencies.

As of December 31, 2021, ROU assets for operating leases were $45.5 million and operating lease liabilities were $56.6 million. The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s operating leases for the periods indicated:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Lease cost
Operating lease cost	$28,737	$18,978
Variable lease cost	18,742	17,065
Total lease cost	$47,479	$36,043

Other information
Operating lease payments	$24,449	$19,344
Operating lease liabilities arising from obtaining ROU assets	13,225	59,327
Weighted average remaining lease term	3.5 years	4.6 years
Weighted average discount rate	7.6%	7.6%

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2021:

For the Year Ended December 31, 2021
(in thousands)
2022	$18,702
2023	18,326
2024	17,582
2025	9,052
2026	571
Thereafter	—
Total minimum lease payments	64,233
Less: imputed interest	(7,672)
Total operating lease liabilities	$56,561
Included in the consolidated balance sheet:
Current portion of lease liabilities within other current liabilities	$15,049
Lease liabilities	41,512
Total operating lease liabilities	$56,561

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

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Net loss	$(418,780)	$(554,128)	$(715,075)
Weighted-average common shares outstanding - basic	81,262	77,956	73,615
Effect of dilutive securities*	—	—	—
Weighted-average common shares outstanding - diluted	81,262	77,956	73,615
Net loss per share — basic and diluted	$(5.15)	$(7.11)	$(9.71)

* For the years ended December 31, 2021, 2020 and 2019, stock options, RSAs, RSUs and ESPP to purchase approximately 9.7 million, 9.0 million and 9.1 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of the 2024 Notes on diluted net earnings per share using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted net earnings per share calculation if the effect is more dilutive. During the year ended December 31, 2021, the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive. Accordingly, the potential conversion of 7,763,552 shares has been excluded from the computation of diluted net earnings per share as of December 31, 2021.

21. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The Company has entered into long-term contractual arrangements from time to time for the provision of goods and services.

Thermo Fisher Scientific, Inc.

The Company entered into a development, commercial manufacturing, and supply agreement in June 2018 and, subsequently, entered into the first and second amendments in May 2019 and July 2020, respectively, with Thermo, formerly Brammer Bio MA, LLC (collectively, the “Thermo Agreements”). Pursuant to the terms of the Thermo Agreements, the Company had access to substantially all of the facility’s eight clean room suites for the Company’s gene therapy programs, subject to certain minimum and maximum volume limitations. The Company determined that the Thermo Agreements contained a lease because the Company had the right to direct the use of the facility and related equipment therein. The lease on four of the eight dedicated clean room suites at Thermo commenced during 2020 and the remaining four commenced during 2021, which is when the dedicated clean room suites became available for use by the Company.

In October 2021, the Company executed a third amendment (the “Amendment”) that modified the terms of the Thermo Agreements. The modification significantly decreased the Company’s right of use of the facility’s capacity and significantly reduced the fixed and in-substance fixed payments due over the remaining term of the agreement. The modification was accounted for as a lease termination, resulting in: (i) the derecognition of right of use assets of $23.4 million, (ii) the derecognition of lease liabilities of $20.1 million, and (iii) the recognition of a loss of $3.3 million, which is included in research and development expense. In addition, as a result of the capacity changes associated with the Amendment, $21.1 million of accelerated amortization of nonrefundable advance payments made to Thermo that were previously recorded as other assets in the accompanying consolidated balance sheets were charged to research and development expense.

Under the Amendment, the Thermo Agreements will expire on December 31, 2028, or earlier if certain conditions are met. The Company has the ability to extend the term with an 18-months’ notice and an agreement between the two parties. The Company also has the ability to terminate the Thermo Agreements prior to expiration, subject to the payment of additional financial consideration. Further, the Company has committed to guaranteed purchases under the Amendment on a take-or-pay basis regardless of whether services or goods are ordered. As of December 31, 2021, the Company believes it is probable that the guaranteed purchase requirements will be met in the normal course of business throughout the term of the agreement.

Catalent, Inc.

The Company entered into a manufacturing collaboration agreement and, subsequently, entered into a manufacturing and supply agreement with Catalent, formerly Paragon Biosciences, Inc. in October 2018 and February 2019, respectively (collectively, the “Catalent Agreements”). Pursuant to the terms of the Catalent Agreements, Catalent agreed to provide the Company with two dedicated clean room suites and an option to reserve two additional clean room suites for its gene therapy programs, subject to certain minimum and maximum volume limitations. In September 2019, the Company exercised the option to gain access to the two additional clean room suites. The Catalent Agreements will expire on December 31, 2024. The Company has the ability to terminate the Catalent Agreements prior to expiration, subject to the payment of additional financial consideration. The Company determined that the Catalent Agreements contained a lease because the Company had the right to direct the use of the facility and related equipment therein. The lease on all four dedicated clean room suites at Catalent commenced during 2020, which is when the dedicated clean room suites became available for use by the Company.

In March 2021, the Company modified the terms of the Catalent Agreements. The modification decreased the Company’s right of use of certain dedicated clean room suites and reduced the fixed and in-substance fixed payments due over the remaining term of the agreement. The modification was accounted for as a partial lease termination, resulting in: (i) the derecognition of right of use assets of $22.8 million, (ii) the derecognition of lease liabilities of $20.0 million, and (iii) the recognition of a loss of $2.8 million, which is included in research and development expense.

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

The following table presents non-cancelable contractual obligations arising from long-term contractual arrangements, including obligations related to leases embedded in certain supply agreements:

As of December 31, 2021
(in thousands)
2022	$647,124
2023	178,345
2024	138,725
2025	100,838
2026	54,720
Thereafter	109,440
Total manufacturing commitments	$1,229,192

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Other Funding Commitments

The Company has several on-going clinical trials in various clinical trial stages. Its most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at the Company’s option. As of December 31, 2021, the Company has approximately $378.5 million in cancellable future commitments based on existing CRO contracts. For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $47.9 million, $40.4 million and $31.6 million, respectively, for expenditures incurred by CROs.

Litigation

In the normal course of business, the Company may from time to time be named as a party to various legal claims, actions and complaints, including matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. We record a loss contingency reserve for a legal proceeding when we consider the potential loss probable and we can reasonably estimate the amount of the loss or determine a probable range of loss. We provide disclosure when we consider a loss reasonably possible or when we determine that a loss in excess of a reserve is reasonably possible. We provide an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless we believe that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for the matters described below as of December 31, 2021.

On September 15, 2020, REGENXBIO INC. (“RegenX”) and the Trustees of the University of Pennsylvania filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC (together, “Sarepta”), in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make adeno-associated virus (“AAV”) gene therapy products, including SRP-9001. Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes upon the ‘617 Patent asserted by RegenX. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, an unspecified amount of damages that is no less than a reasonable royalty (treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 4, 2022, the Court denied Sarepta’s motion to dismiss the case pursuant to Federal Rule of Civil Procedure 12(b)(6) based on the Safe Harbor provision of non-infringement contained in 35 U.S.C. § 271(e)(1). Sarepta answered the Complaint on January 18, 2022, and a case schedule has been set with a trial commencing on January 29, 2024.

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO (PTAB Case Nos. IPR2021-01134, IPR2021-01135, IPR2021-01136, IPR2021-01137, IPR2021-01138, IPR2021-01139, IPR2021-01140) in which Sarepta is seeking to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserts claims for patent infringement and willful infringement of each of the NS Patents arising from Sarepta’s alleged activities concerning, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further seeks a determination of non-infringement by NS arising from NS’s alleged activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from UWA (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). NS is seeking legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions. The district court denied NS’ motion for preliminary injunction on September 24, 2021, and the U.S. Court of Appeals for the Federal Circuit reversed and remanded the district court on February 8, 2022. The deadline for the Company to seek rehearing of the Federal Circuit decision is March 10, 2022. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta has demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintains all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents arising from their alleged activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta is also seeking a determination of invalidity of the NS Patents. Sarepta is seeking an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to NS’ alleged infringement, and such other relief as the court deems just and proper. Case scheduling in district court, including a trial date, will follow.