Form 10-Q
period 2022-03-31
Sarepta Therapeutics, Inc.
filed 2022-05-04
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	87,500,961
(Class)	(Outstanding as of April 29, 2022)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of March 31, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,233,877	$2,115,869
Short-term investments	779,548	—
Accounts receivable	178,194	152,990
Inventory	198,997	186,212
Other current assets	140,331	149,028
Total current assets	2,530,947	2,604,099
Property and equipment, net	187,248	191,156
Intangible assets, net	13,328	14,239
Right of use assets	45,982	45,531
Other non-current assets	278,649	292,949
Total assets	$3,056,154	$3,147,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,007	$76,741
Accrued expenses	293,908	271,697
Deferred revenue, current portion	89,244	89,244
Other current liabilities	17,803	15,051
Total current liabilities	454,962	452,733
Long-term debt	1,098,847	1,096,876
Lease liabilities, net of current portion	38,620	41,512
Deferred revenue, net of current portion	552,239	574,244
Contingent consideration	43,600	43,600
Other non-current liabilities	11,000	11,000
Total liabilities	2,199,268	2,219,965
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 87,495,607 and 87,126,974 issued and outstanding at March 31, 2022, and December 31, 2021, respectively	9	9
Additional paid-in capital	4,168,956	4,134,768
Accumulated other comprehensive loss, net of tax	(306)	(20)
Accumulated deficit	(3,311,773)	(3,206,748)
Total stockholders’ equity	856,886	928,009
Total liabilities and stockholders’ equity	$3,056,154	$3,147,974

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Products, net	$188,825	$124,926
Collaboration	22,005	22,005
Total revenues	210,830	146,931

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	31,443	22,346
Research and development	194,250	195,149
Selling, general and administrative	71,840	71,131
Settlement and license charges	—	10,000
Amortization of in-licensed rights	178	170
Total cost and expenses	297,711	298,796
Operating loss	(86,881)	(151,865)

Other loss, net:
Other expense, net	(17,265)	(15,528)
Total other loss, net	(17,265)	(15,528)

Loss before income tax expense (benefit)	(104,146)	(167,393)
Income tax expense (benefit)	879	(143)
Net loss	(105,025)	(167,250)

Other comprehensive loss:
Unrealized losses on investments, net of tax	(286)	(6)
Total other comprehensive loss	(286)	(6)
Comprehensive loss	$(105,311)	$(167,256)

Net loss per share - basic and diluted	$(1.20)	$(2.10)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	87,253	79,454

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	87,127	$9	$4,134,768	$(20)	$(3,206,748)	$928,009
Exercise of options for common stock	18	—	997	—	—	997
Vest of restricted stock units/awards	289	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	3,993	—	—	3,993
Stock-based compensation	—	—	29,198	—	—	29,198
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(105,025)	(105,025)
Balance at March 31, 2022	87,496	$9	$4,168,956	$(306)	$(3,311,773)	$856,886

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	79,374	$8	$3,609,877	$3	$(2,848,129)	$761,759
Cumulative effect of accounting change to adopt ASU 2020-06	—	—	(156,953)	—	60,161	(96,792)
Exercise of options for common stock	108	—	4,683	—	—	4,683
Vest of restricted stock units/awards	204	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	4,543	—	—	4,543
Stock-based compensation	—	—	28,508	—	—	28,508
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(167,250)	(167,250)
Balance at March 31, 2021	79,748	$8	$3,490,658	$(3)	$(2,955,218)	$535,445

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(105,025)	$(167,250)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	10,719	8,930
Reduction in the carrying amounts of the right of use assets	3,655	2,220
Non-cash interest expense	1,957	1,816
Stock-based compensation	29,198	28,508
Other	1,838	2,692
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(25,204)	(16,863)
Net increase in inventory	(4,687)	(8,372)
Net decrease in other assets	13,401	34,915
Net decrease in deferred revenue	(22,005)	(22,005)
Net decrease in accounts payable, accrued expenses, lease liabilities and other liabilities	(5,022)	(44,962)
Net cash used in operating activities	(101,175)	(180,371)

Cash flows from investing activities:
Purchase of property and equipment	(5,551)	(21,149)
Purchase of available-for-sale securities	(779,770)	(29,989)
Maturity and sale of available-for-sale securities	—	210,000
Other	(486)	(2,196)
Net cash (used in) provided by investing activities	(785,807)	156,666

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	4,990	9,226
Taxes paid related to net share settlement of equity awards	—	(6,333)
Net cash provided by financing activities	4,990	2,893

Decrease in cash, cash equivalents and restricted cash	(881,992)	(20,812)

Cash, cash equivalents and restricted cash:
Beginning of period	2,125,523	1,511,713
End of period	$1,243,531	$1,490,901

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,233,877	$1,481,836
Restricted cash in other assets	9,654	9,065
Total cash, cash equivalents and restricted cash	$1,243,531	$1,490,901

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,688	$11,688
Supplemental schedule of non-cash investing activities and financing activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$4,415	$5,729
Lease liabilities arising from obtaining right of use assets	$4,106	$901
Lease liabilities terminated	$—	$19,967

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

As of March 31, 2022, the Company had approximately $2,023.1 million of cash, cash equivalents, restricted cash and investments, consisting of $1,233.9 million of cash and cash equivalents, $779.5 million of short-term investments and $9.7 million of long-term restricted cash. The Company believes that its balance of cash, cash equivalents, restricted cash and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases.

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2021 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 1, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2022, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 45 and 150 days. Three individual customers accounted for 48%, 36% and 8% of net product revenues for the three months ended March 31, 2022 and 49%, 40% and 7% of net product revenues for the three months ended March 31, 2021. Three individual customers accounted for 41%, 39% and 8% of accounts receivable from product sales as of March 31, 2022 and 41%, 41% and 10% of accounts receivable from product sales as of December 31, 2021. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. As of March 31, 2022, the Company believes that such customers are of high credit quality.

As of March 31, 2022, the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments.

Significant Accounting Policies

For details about the Company’s accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2021.

There have not been any material changes to the Company’s accounting policies through March 31, 2022.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For both of the three months ended March 31, 2022 and 2021, the Company recognized $22.0 million of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). As of March 31, 2022, the Company has total deferred revenue of $641.5 million associated with the Roche Agreement, of which $89.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the options to acquire ex-U.S. rights to certain Duchenne-specific programs was $485.0 million as of March 31, 2022 and December 31, 2021.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three months ended March 31, 2022 and 2021, costs reimbursable by Roche and reflected as a reduction to operating expenses were $17.7 million and $13.4 million, respectively. As of March 31, 2022, there was $17.7 million of collaboration receivable included in other current assets.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $11.0 million in research milestone payments. Under these agreements, there are $187.1 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the sales of the developed products upon commercialization. As of March 31, 2022, the Company has not exercised any options nor have any additional research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of March 31, 2022, the Company may be obligated to make up to $4.0 billion in future development, regulatory, commercial and up-front royalty milestone payments associated with its license and collaboration agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of March 31, 2022, which are discussed above. For the three months ended March 31, 2022 and 2021, the Company recognized up-front, development milestone and settlement expenses of less than $0.1 million and $14.0 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

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

During the three months ended March 31, 2022, there were no transfers between Levels 1, 2 and 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$606,498	$606,498	$—	$—
Commercial paper	145,335	—	145,335	—
Government and government agency bonds	602,288	54,856	547,432	—
Corporate bonds	187,232	—	187,232	—
Strategic equity investments	33,394	982	—	32,412
Certificates of deposit	24,381	—	24,381	—
Total assets	$1,599,128	$662,336	$904,380	$32,412

Liabilities
Contingent consideration	$43,600	$—	$—	$43,600
Total liabilities	$43,600	$—	$—	$43,600

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$1,562,358	$1,562,358	$—	$—
Strategic equity investments	34,892	2,480	—	32,412
Certificates of deposit	250	250	—	—
Total assets	$1,597,500	$1,565,088	$—	$32,412

Liabilities
Contingent consideration	$43,600	$—	$—	$43,600
Total liabilities	$43,600	$—	$—	$43,600

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds, the Company’s strategic investment in Lysogene S.A. and certain government and government agency bonds.

The Company's assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, certain government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The pricing services use observable market inputs to determine value, which primarily consist of reportable trades. Certain of the government and government agency bonds, commercial paper and corporate bonds, with original maturities of less than three months, are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2022.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) and strategic investments in two other private biotechnology companies. For more information related to Lacerta, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes option pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investments in the other two private companies are recorded at fair value at the time of purchase as measured by their respective investment cost. At the end of each reporting period, the fair value of the Company's strategic investments will be adjusted if the issuers are to issue similar or identical equity securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the strategic investments during the three months ended March 31, 2022 and 2021, as no impairment indicators were identified nor were similar securities issued.

The Company’s contingent consideration liability with fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone or shorten or lengthen the time required to achieve the milestone would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

For the three months ended March 31, 2022 and 2021, there have been no changes to the fair value of the contingent consideration liability. As of March 31, 2022, the contingent consideration was recorded as a non-current liability on the Company's unaudited consolidated balance sheets.

The fair value of the senior notes due on November 15, 2024 (the “2024 Notes”) is based on open market trades and is classified as Level 1 in the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the fair value of the 2024 Notes was approximately $749.3 million and $846.1 million, respectively. The fair value of the December 13, 2019 term loan (the “December 2019 Term Loan”) is classified as Level 2 in the fair value hierarchy and is determined using a discounted cash flow analysis with market interest rates adjusted for credit risk as a significant input. As of March 31, 2022 and December 31, 2021, the fair value of the December 2019 Term Loan was approximately $569.4 million and $576.1 million, respectively. The carrying values of the 2024 Notes and December 2019 Term Loan were $564.2 million and $534.6 million as of March 31, 2022 and $563.7 million and $533.2 million as of December 31, 2021, respectively.

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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Money market funds	$606,498	$1,562,358
Commercial paper	17,772	—
Government and government agency bonds	132,059	—
Corporate bonds	29,857	—
Total	$786,186	$1,562,358

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of March 31, 2022 was approximately four months. The Company did not hold any available-for-sale securities as of December 31, 2021.

The following tables summarize the Company’s cash, cash equivalents and short-term investments as of the periods indicated:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$1,054,189	$—	$—	$1,054,189
Commercial paper	145,335	—	—	145,335
Government and government agency bonds	602,480	13	(205)	602,288
Corporate bonds	187,326	21	(115)	187,232
Certificates of deposit	24,381	—	—	24,381
Total cash, cash equivalents and investments	$2,013,711	$34	$(320)	$2,013,425
As reported:
Cash and cash equivalents	$1,233,891	$2	$(16)	$1,233,877
Short-term investments	779,820	32	(304)	779,548
Total cash, cash equivalents and investments	$2,013,711	$34	$(320)	$2,013,425

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
As reported:
Cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

As of March 31, 2022 and December 31, 2021, the Company's accounts receivable were $178.2 million and $153.0 million, respectively, both of which were related to products sales receivable, net of discounts and allowances.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2021	$799	$60,506	$2,798	$6,363	$70,466
Provision	2,437	24,140	2,950	9,211	38,738
Payments/credits	(2,906)	(16,563)	(2,645)	(4,182)	(26,296)
Balance, as of March 31, 2022	$330	$68,083	$3,103	$11,392	$82,908

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2020	$2,281	$41,771	$1,949	$4,969	$50,970
Provision	2,085	14,907	1,844	3,191	22,027
Payments/credits	(3,969)	(9,108)	(1,432)	(2,619)	(17,128)
Balance, as of March 31, 2021	$397	$47,570	$2,361	$5,541	$55,869

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Reduction to accounts receivable	$13,935	$8,321
Component of accrued expenses	68,973	62,145
Total reserves	$82,908	$70,466

7. INVENTORY

The following table summarizes the components of the Company’s inventory for the periods indicated:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Raw materials	$41,271	$58,822
Work in progress	245,273	230,194
Finished goods	33,876	26,717
Total inventory	$320,420	$315,733

There were no material inventory reserves as of March 31, 2022 or December 31, 2021. Non-current inventory, which consists of raw materials and work in progress inventory, is included in other non-current assets in the Company's unaudited condensed consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond our normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Balance sheet classification
Inventory	$198,997	$186,212
Other non-current assets	121,423	129,521
Total inventory	$320,420	$315,733

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Manufacturing-related deposits and prepaids	$86,431	$93,656
Collaboration receivable	17,722	18,647
Prepaid clinical and pre-clinical expenses	9,975	12,667
Prepaid maintenance services	9,312	8,452
Prepaid insurance	3,331	5,282
Prepaid research expenses	2,772	3,082
Prepaid commercial expenses	2,119	831
Interest receivable	1,285	8
Prepaid income tax	376	1,100
Other	7,008	5,303
Total other current assets	$140,331	$149,028

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Non-current inventory	$121,423	$129,521
Manufacturing-related deposits and prepaids	108,363	112,765
Strategic investments	33,394	34,892
Restricted cash and investments	9,654	9,904
Prepaid clinical expenses	2,080	2,007
Other	3,735	3,860
Total other non-current assets	$278,649	$292,949

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Accrued contract manufacturing costs	$138,179	$104,311
Product revenue related reserves	68,973	62,145
Accrued clinical and pre-clinical costs	34,554	25,955
Accrued employee compensation costs	19,177	48,299
Accrued royalties	12,980	11,965
Accrued professional fees	10,644	9,381
Accrued interest expense	3,182	1,045
Accrued collaboration cost sharing	2,263	2,887
Other	3,956	5,709
Total accrued expenses	$293,908	$271,697

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2022		2021
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	1,291,537	$46.99	1,359,637	$49.35
Restricted stock units*	712,435	$79.98	689,367	$87.14

*Included in 2022 restricted stock units (“RSUs”) are 38,500 shares with performance conditions which are related to regulatory approval of certain of the Company's product candidates. As of March 31, 2022, none of the performance conditions are probable of being achieved. If the performance milestones are achieved within the required time frame, the Company may recognize up to $3.1 million of stock-based compensation related to these grants. Stock options and the remaining RSUs granted during the periods presented in the table have only service-based criteria and vest over four years.

Stock-based Compensation Expense

For the three months ended March 31, 2022 and 2021, total stock-based compensation expense was $29.2 million and $28.5 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$13,068	$11,126
Selling, general and administrative	16,130	17,382
Total stock-based compensation expense	$29,198	$28,508

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock options	$16,406	$17,019
Restricted stock awards/units	11,365	9,931
Employee stock purchase plan	1,427	1,558
Total stock-based compensation expense	$29,198	$28,508

11. OTHER LOSS, NET

The following table summarizes other loss, net for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest expense	$(15,796)	$(15,651)
Interest income	173	59
Other expense (income), net	(1,642)	64
Total other loss, net	$(17,265)	$(15,528)

12. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For both the three months ended March 31, 2022 and 2021, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Net loss	$(105,025)	$(167,250)
Weighted-average common shares outstanding - basic	87,253	79,454
Effect of dilutive securities*	—	—
Weighted-average common shares outstanding - diluted	87,253	79,454
Net loss per share - basic and diluted	$(1.20)	$(2.10)

* For the three months ended March 31, 2022 and 2021, stock options, RSAs, RSUs, and ESPP to purchase 11.3 million and 10.3 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of its 2024 Notes on diluted net earnings per share (“EPS”) using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is more dilutive. During the three months ended March 31, 2022 and March 31, 2021, respectively, the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive. Accordingly, the potential conversion of 7,763,552 shares has been excluded from the computation of diluted net loss per share as of March 31, 2022 and March 31, 2021, respectively.

13. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of March 31, 2022
(in thousands)
2022 (April-December)	$651,791
2023	248,256
2024	136,740
2025	100,296
2026	54,720
Thereafter	109,440
Total manufacturing commitments*	$1,301,243

* Total manufacturing commitments includes the Catalent Inc. manufacturing and supply agreement, for which the Company has right of use assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of March 31, 2022. For more information, please read Note 21, Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included or may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. We record a loss contingency reserve for a legal proceeding when we consider the potential loss probable and we can reasonably estimate the amount of the loss or determine a probable range of loss. We provide disclosure when we consider a loss reasonably possible or when we determine that a loss in excess of a reserve is reasonably possible. We provide an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless we believe that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for the matters described below as of March 31, 2022.

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

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO (PTAB Case Nos. IPR2021-01134, IPR2021-01135, IPR2021-01136, IPR2021-01137, IPR2021-01138, IPR2021-01139, IPR2021-01140) in which Sarepta is seeking to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserts claims for patent infringement and willful infringement of each of the NS Patents arising from Sarepta’s alleged activities concerning, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further seeks a determination of non-infringement by NS arising from NS’s alleged activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from University of Western Australia (“UWA”) (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). NS is seeking legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions. The district court denied NS’ motion for preliminary injunction on September 24, 2021, and the U.S. Court of Appeals for the Federal Circuit reversed and remanded the district court on February 8, 2022. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta has demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintains all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents arising from their alleged activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta is also seeking a determination of invalidity of the NS Patents. Sarepta is seeking an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to NS’ alleged infringement, and such other relief as the court deems just and proper. Case scheduling in district court, including a trial date, will follow.

14. SUBSEQUENT EVENTS

In June 2017, the Company granted its CEO 3,300,000 options with service and market conditions. These options have a five-year cliff vesting schedule. On April 19, 2022 (the “Effective Date”), the Company entered into an agreement with its CEO to modify the vesting conditions of the options. Under the agreement, one-third of the options vested on the Effective Date. Subject to the CEO’s continued service through each applicable vesting date and the compound annual growth rate (“CAGR”) of the Company's common stock exceeding that of the Nasdaq Biotech Index in varying percentages, the remaining two-thirds of the options shall vest in varying increments at any time between the Effective Date and June 26, 2025 (the “Measurement Period”) when (and if) the average of the closing price of the Company’s common stock during any consecutive 20 trading day period during the Measurement Period reaches certain pre-determined target stock prices. Additionally, the CEO is subject to a one-year post-exercise restriction to sell, transfer or dispose shares acquired upon the exercise of the options after deduction of any shares withheld or sold to pay the applicable aggregate exercise price and/or withholding taxes. The Company is currently evaluating the impact that this modification will have on the consolidated financial statements. However, it expects that the modification will result in a significant increase in the Company’s stock-based compensation expense beginning on the Effective Date.

On April 22, 2022, the Company entered into a lease agreement for a 288,000 square feet research and development and manufacturing facility in Bedford, Massachusetts. Rent payments due over the 15-year term of the lease aggregate to $307.4 million. The Company has not yet completed its assessment of the lease agreement but expects the impact to result in a material increase to the Company's annual lease costs and recorded balances of right of use assets and lease liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations is to provide an understanding of the financial condition, changes in financial condition and results of operations of Sarepta Therapeutics, Inc. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This discussion contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•
the expected or potential impact of the ongoing COVID-19 pandemic on our business, including our commercial sales, ongoing and planned clinical trials, manufacturing and operations;
•
our belief that our proprietary technology platforms and collaborations can be used to develop potential therapeutic candidates to treat a broad range of diseases;
•
our expectation that our partnerships with manufacturers will support our clinical and commercial manufacturing capacity for our Duchenne muscular dystrophy gene therapy programs and Limb-girdle muscular dystrophy programs, while also acting as a manufacturing platform for potential future gene therapy programs, and our belief that our current network of manufacturing partners are able to fulfil the requirements of our commercial plan;
•
our plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved;
•
estimated timelines and milestones for 2022 and beyond, including completing GMP runs for SRP-9003 in 2022 and then meeting with the FDA to discuss a pivotal trial for SRP-9003 and announcing additional results for our SRP-9001 studies in 2022;
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

•
SRP-9001 (Duchenne gene therapy program) aims to express a smaller but still functional version of dystrophin. A unique, engineered dystrophin is used because naturally-occurring dystrophin is too large to fit in an adeno-associated virus (“AAV”) vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for SRP-9001 was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with Duchenne was initiated (Study 101). In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from the Phase 1/2a clinical trial in four individuals with Duchenne enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of SRP-9001 protein expression (Study 102). In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase). We announced topline results for Part 2 of Study 102 in January 2022. We have completed dosing in the first cohort in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. We also initiated our pivotal trial (Study 301) in October 2021 and are currently enrolling patients. We expect to announce additional data for SRP-9001 in 2022.
•
SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in our SRP-9001 gene therapy program. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. In March 2021, we announced 24-month functional and expression data from the three clinical trial participants in the low-dose cohort and twelve-month functional data from the three clinical trial participants in the high-dose cohort. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. We expect to complete GMP runs for SRP-9003 in 2022 and then meet with the FDA to discuss our pivotal trial.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing capacity for our SRP-9001 Duchenne program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 Duchenne program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as CMT and other neuromuscular and CNS related disorders.

Manufacturers and suppliers of our commercial products and product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Cash, Cash Equivalents, Restricted Cash and Investments

As of March 31, 2022, we had approximately $2,023.1 million of cash, cash equivalents, restricted cash and investments, consisting of $1,233.9 million of cash and cash equivalents, short-term investments of $779.5 million and $9.7 million of long-term restricted cash. We believe that our balance of cash, cash equivalents, restricted cash and investments is sufficient to fund our current operational plan for at least the next twelve months.

The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with government sponsored reimbursement programs and the complex regulatory environment in which we operate.

COVID-19 Pandemic

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. Our business operations and financial condition and results have been impacted to varying degrees, and we expect the impact will continue in future quarters.

We are continuing to assess the impact of the COVID-19 pandemic on our business, operations and financial condition and results. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, results of operations and financial condition due to the uncertainty of future developments. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. For additional information on the various risks posed by the COVID-19 pandemic, refer to the Risk Factors of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•
inventory; and
•
income tax.

There have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
	2022	2021	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$188,825	$124,926	$63,899	51%
Collaboration	22,005	22,005	—	(—)%
Total revenues	210,830	146,931	63,899	43%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	31,443	22,346	9,097	41%
Research and development	194,250	195,149	(899)	(—)%
Selling, general and administrative	71,840	71,131	709	1%
Settlement and license charges	—	10,000	(10,000)	(100)%
Amortization of in-licensed rights	178	170	8	5%
Total cost and expenses	297,711	298,796	(1,085)	(—)%
Operating loss	(86,881)	(151,865)	64,984	(43)%
Other loss, net:
Other expense, net	(17,265)	(15,528)	(1,737)	11%
Total other loss, net	(17,265)	(15,528)	(1,737)	11%

Loss before income tax expense (benefit)	(104,146)	(167,393)	63,247	(38)%
Income tax expense (benefit)	879	(143)	1,022	NM*
Net loss	$(105,025)	$(167,250)	$62,225	(37)%

Net loss per share - basic and diluted	$(1.20)	$(2.10)	$0.90	(43)%

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

The following table summarizes the components of our net product revenues, by product, for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021	Change	Change
	(in thousands)		$	%
EXONDYS 51	$117,133	$107,185	$9,948	9%
AMONDYS 45	43,614	193	43,421	NM*
VYONDYS 53	28,078	17,548	10,530	60%
Products, net	$188,825	$124,926	$63,899	51%

* NM: not meaningful

Net product revenues for our products for the three months ended March 31, 2022 increased by $63.9 million, or 51%, compared with the three months ended March 31, 2021. These increases primarily reflect increasing demand for our products in the U.S. and a full quarter of AMONDYS 45 sales during the three months ended March 31, 2022 given its commercial launch in February 2021.

Collaboration revenue relates to our collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For each of the three months ended March 31, 2022 and 2021, we recognized $22.0 million of collaboration revenue. For more information, please read Note 3, Collaboration and License Agreements within our Annual Report on Form 10-K for the year ended December 31, 2021.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, and AMONDYS 45 by the FDA in September 2016, December 2019, and February 2021, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in the three months ended March 31, 2022 and 2021, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For EXONDYS 51 and VYONDYS 53 sold in the three months ended March 31, 2021, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $2.5 million and $6.3 million for the three months ended March 31, 2022 and 2021, respectively.

The following tables summarize the components of our cost of sales for each of the periods indicated:

	For the Three Months Ended March 31,
	2022	2021	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$18,463	$14,329	$4,134	29%
Royalty payments	12,980	8,017	4,963	62%
Total cost of sales	$31,443	$22,346	$9,097	41%

The cost of sales for the three months ended March 31, 2022 increased by $9.1 million, or 41%, compared with the same period in 2021. The changes primarily reflect increasing demand for our products, partially offset by write-offs of certain batches of our products not meeting our quality specifications for the three months ended March 31, 2021, with no similar activity for the three months ended March 31, 2022.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2022	2021	Change	Change
	(in thousands)		$	%
SRP-9001	$91,561	$59,373	$32,188	54%
Other gene therapies	15,877	33,955	(18,078)	(53)%
PPMO platform	14,966	9,090	5,876	65%
Eteplirsen (exon 51)	9,056	6,510	2,546	39%
Casimersen (exon 45)	7,839	13,501	(5,662)	(42)%
Golodirsen (exon 53)	4,806	13,494	(8,688)	(64)%
Collaboration cost-sharing	1,084	6,200	(5,116)	(83)%
Other projects	1,599	8,637	(7,038)	(81)%
Internal research and development expenses	65,075	57,517	7,558	13%
Roche collaboration reimbursement	(17,613)	(13,128)	(4,485)	34%
Total research and development expenses	$194,250	$195,149	$(899)	(—)%

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2022	2021	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$96,289	$89,321	$6,968	8%
Compensation and other personnel expenses	32,196	30,196	2,000	7%
Clinical trial expenses	30,438	28,591	1,847	6%
Facility- and technology-related expenses	20,514	17,186	3,328	19%
Stock-based compensation	13,068	11,126	1,942	17%
Pre-clinical expenses	4,968	5,236	(268)	(5)%
Professional services	3,840	2,648	1,192	45%
Collaboration cost-sharing	1,084	6,200	(5,116)	(83)%
Research and other	9,466	17,773	(8,307)	(47)%
Roche collaboration reimbursement	(17,613)	(13,128)	(4,485)	34%
Total research and development expenses	$194,250	$195,149	$(899)	(—)%

Research and development expenses for the three months ended March 31, 2022 were relatively consistent with the three months ended March 31, 2021. This was primarily driven by the following:

•
$7.0 million increase in manufacturing expenses primarily due to a continuing ramp-up of our gene therapy programs;
•
$2.0 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•
$1.8 million increase in clinical trial expenses primarily due to a continuing ramp-up of our SRP-9001 gene therapy programs including our EMBARK program, as well as increased patient enrollment for our MOMENTUM program;
•
$3.3 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$1.9 million increase in stock-based compensation expense primarily due to changes in headcount and stock price;
•
$1.2 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors;
•
$5.1 million decrease in collaboration cost sharing primarily due to the termination of the Lysogene S.A. license and collaboration agreement and timing of expense incurred related to Genethon's micro-dystrophin drug candidates;
•
$8.3 million decrease in research and other expenses primarily driven by decreases in sponsored research with academic institutions and decreases in up-front and milestone expenses during the three months ended March 31, 2022; and
•
$4.5 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2022	2021	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$27,453	$28,129	$(676)	(2)%
Professional services	17,294	15,518	1,776	11%
Stock-based compensation	16,130	17,382	(1,252)	(7)%
Facility- and technology-related expenses	8,153	7,350	803	11%
Other	2,919	2,986	(67)	(2)%
Roche collaboration reimbursement	(109)	(234)	125	(53)%
Total selling, general and administrative expenses	$71,840	$71,131	$709	1%

Selling, general and administrative expenses for the three months ended March 31, 2022 were relatively consistent with the three months ended March 31, 2021. This was primarily driven by the following:

•
$1.8 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors;
•
$1.3 million decrease in stock-based compensation expense primarily due to modifications resulting from personnel changes during the three months ended March 31, 2021; and
•
$0.8 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts.

Settlement and license charges

In February 2021, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of AMONDYS 45 in the United States. This was a result of a settlement and license agreement with BioMarin executed in July 2017. This amount, which was expensed to operations as incurred, is separately presented as settlement and license charges in the Company's unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021. There was no such expense recognized during the same period of 2022.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2013, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the patent from the first commercial sale of each product. For both the three months ended March 31, 2022 and 2021, we recorded amortization of in-licensed rights of approximately $0.2 million.

Other expense, net

Other expense, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment discount, and unrealized gain or loss from our investment in our strategic investments. Our cash equivalents and investments consist of money market funds, commercial paper, government and government agency debt securities, corporate bonds and certificates of deposit. Interest expense includes interest accrued on our convertible notes and term loan.

For the three months ended March 31, 2022, other expense, net, increased by approximately $1.7 million compared with the three months ended March 31, 2021. The increase is primarily due to an increase in the mark-to-market adjustment of our Level 1 strategic investment during the three months ended March 31, 2022 compared to the same period of 2021.

Income tax expense (benefit)

Income tax expense for the three months ended March 31, 2022 was approximately $0.9 million. Income tax benefit for the three months ended March 31, 2021 was approximately $0.1 million. Income tax expense (benefit) for all periods presented relates to state and foreign taxes.

Liquidity and Capital Resources

There have been no material changes to our obligations under debt or lease arrangements as reporting in our Form 10-K for the year ended December 31, 2021.

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2022	As of December 31, 2021	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,233,877	$2,115,869	$(881,992)	(42)%
Short-term investments	779,548	—	779,548	NM*
Restricted cash and investments	9,654	9,904	(250)	(3)%
Total cash, cash equivalents and investments	$2,023,079	$2,125,773	$(102,694)	(5)%

Borrowings:
Term loan	$534,638	$533,203	$1,435	(—)%
Convertible debt	564,209	563,673	536	(—)%
Total borrowings	$1,098,847	$1,096,876	$1,971	(—)%

Working capital
Current assets	$2,530,947	$2,604,099	$(73,152)	(3)%
Current liabilities	454,962	452,733	2,229	(—)%
Total working capital	$2,075,985	$2,151,366	$(75,381)	(4)%

* NM: not meaningful

For the periods ended March 31, 2022 and December 31, 2021, our principal sources of liquidity were primarily derived from sales of our products, our collaboration arrangement with Roche, net proceeds from sale of the priority review voucher, and net proceeds from our common stock offering. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond March 31, 2023, our cash requirements will depend extensively on our ability to advance our research, development and commercialization programs. We expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

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
•
the attainment of milestones and our obligations to make milestone payments to Myonexus Therapeutics, Inc.’s selling shareholders, StrideBio Inc. (“StrideBio”), BioMarin, Lacerta Therapeutics, Inc., Nationwide, UWA and other institutions;
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

Cash flows

	For the Three Months Ended
	March 31,
	2022	2021	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(101,175)	$(180,371)	$79,196	(44)%
Investing activities	(785,807)	156,666	(942,473)	NM*
Financing activities	4,990	2,893	2,097	72%
Decrease in cash and cash equivalents	$(881,992)	$(20,812)	$(861,180)	NM*

* NM = Not Meaningful

Operating Activities

Cash used in operating activities, which consists of our net loss adjusted for non-cash items and changes in net operating assets and liabilities, totaled $101.2 million and $180.4 million for the three months ended March 31, 2022 and 2021, respectively. Cash used in operating activities for the three months ended March 31, 2022 was primarily driven by the net loss of $105.0 million, adjusted for the following:

•
$29.2 million in stock-based compensation expense;
•
$10.7 million in depreciation and amortization expense; and
•
$7.5 million in other in non-cash items.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$25.2 million increase in accounts receivable due to an increase in the demand of our products;
•
$22.0 million decrease in deferred revenue related to the collaboration with Roche;
•
$5.0 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities due to the timing and invoicing of payments; and

•
$4.7 million increase in inventory due to our continuing build-up of inventory corresponding to the increase in demand for our products.

These amounts were partially offset by a $13.4 million decrease in other assets primarily due to lower consumption of manufacturing-related deposits during the period.

Cash used in operating activities for the three months ended March 31, 2021 was primarily driven by the net loss of $167.3 million, adjusted for the following:

•
$28.5 million in stock-based compensation expense;
•
$8.9 million in depreciation and amortization expense; and
•
$6.7 million in other non-cash items.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$45.0 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities due to the timing and invoicing of payments;
•
$22.0 million decrease in deferred revenue related to the collaboration with Roche;
•
$16.9 million increase in accounts receivable due to the increase in demand for our products; and
•
$8.4 million increase in inventory due to our continuing build-up of inventory corresponding to the increase in demand for our products.

These changes were partially offset by a $34.9 million decrease in other assets.

Investing Activities

Cash used in investing activities was $785.8 million for the three months ended March 31, 2022 compared to $156.7 million of cash provided for the three months ended March 31, 2021. Cash used in investing activities for the three months ended March 31, 2022 primarily consisted of $779.8 million of purchases of available-for-sale securities.

Cash provided by investing activities for the three months ended March 31, 2021 primarily consisted of $210.0 million of maturity and sales of available-for-sale securities, partially offset by the following:

•
$30.0 million of purchases of available-for-sale securities; and
•
$21.1 million of purchases of property and equipment due to the continuing build-out of our facilities.

Financing Activities

Cash provided by financing activities was $5.0 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. Cash provided by financing activities for the three months ended March 31, 2022 consisted of $5.0 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Cash provided by financing activities for the three months ended March 31, 2021 consisted of $9.2 million of proceeds from exercises of options and purchase of stock under our Employee Stock Purchase Program, offset by $6.3 million of taxes paid related to net share settlement of equity awards.

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

Contractual Payment Obligations

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. As of March 31, 2022, total obligations under debt, lease, and manufacturing arrangements were $1.3 billion, $63.2 million, and $1.3 billion, respectively with $55.9 million, $21.3 million and $750.3 million due in less than one year, and $1.2 billion, $41.9 million and $550.9 million due in greater than one year. Additional information regarding our obligations under manufacturing arrangements is provided in Note 13, Commitments and Contingencies, to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under debt or lease arrangements as reported in our Form 10-K for the year ended December 31, 2021.

Milestone Obligations

For product candidates that are currently in various research and development stages, we may be obligated to make up to $4.0 billion of future development, regulatory, commercial and up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of March 31, 2022, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of March 31, 2022, we had approximately $2,023.1 million of cash, cash equivalents, restricted cash and investments, comprised of $1,233.9 million of cash and cash equivalents, $779.5 of short-term investments and $9.7 million long-term restricted cash. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2022, we estimate that such hypothetical 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.4 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2022, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 13, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this report.

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

Even though EXONDYS 51, VYONDYS 53 and AMONDYS 45 have received accelerated approval from the FDA, they face future post-approval development and regulatory requirements, which present additional challenges we will need to successfully navigate.

The accelerated approvals for EXONDYS 51, VYONDYS 53 and AMONDYS 45 granted by the FDA were based on an increase in the surrogate biomarker of dystrophin in skeletal muscles observed in some patients treated with these products. These products are subject to ongoing FDA requirements governing labeling, packaging, storage, advertising, promotion and recordkeeping, and we are required to submit additional safety, efficacy and other post-marketing information to the FDA.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi Sankyo (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51), Entrada Therapeutics (notably for exon 44), Audentes Therapeutics, Inc. (acquired by Astellas Pharma) pursuing AAV vector delivery of oligonucleotides (for exons 2, 51 and 53), PepGen (notably for exon 51) and BioMarin (BMN-351 for exon 51); (ii) gene therapies, such as Pfizer, Solid Biosciences (in partnership with Ultragenyx), Regenxbio and Bristol-Myers Squibb; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Vertex Pharmaceuticals, CRISPR Therapeutics, Editas Medicine and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Mallinckrodt, Antisense Therapeutics and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced in 2021 its plans to submit an IND for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it has announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, our most recent announcements for SRP-9001, SRP-9003 and SRP-5051 include: in January 2022, we announced topline results for Part 2 of Study 102 for SRP-9001; in May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201 for SRP-5051; and in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of Duchenne and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

We currently do not have the internal capacity to manufacture our commercial products or product candidates in the quantities needed to meet commercial, clinical or EAPs demand for our products, or to conduct our research and development programs and conduct clinical trials. Therefore, we rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product, as well as to perform additional steps in the manufacturing process, such as labeling and packaging of vials and storage of our products and product candidates. As of the date of this Report, we have dual sourcing for the APIs and drug product for all three of our commercial products. The limited number of third parties with facilities and capabilities suited for the manufacturing process of our products and product candidates creates a risk that we may not be able to obtain materials and APIs in the quantity and purity that we require.

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

Currently, the capacity to produce our viral vectors gene therapy product candidates at commercial levels is limited and the availability of sufficient GMP compliant capacity may result in delays in our development plans or increased capital expenditures, and the development and sales of our products, if approved, may be materially harmed.

Risks Related to our Intellectual Property

Our success, competitive position and future revenue depend in part on our ability and the abilities of our licensors and other collaborators to obtain, maintain and defend the intellectual property (e.g., patent) protection for our products, product candidates, and platform technologies; to preserve our trade secrets; and to prohibit third parties from infringing on our proprietary rights.

We currently directly hold various issued patents and patent applications, or have exclusive license or option rights to issued patents and patent applications, in each case in the U.S. as well as other countries that protect our products, product candidates and platform technologies. We anticipate filing additional patent applications both in the U.S. and in other countries. Our success will depend, in significant part, on our ability to obtain, maintain and defend our U.S. and foreign patents covering our products, product candidates and platform technologies as well as preserving our trade secrets for these assets. The patent process is subject to numerous risks and uncertainties, and we can provide no assurance that we will be successful in obtaining, maintaining, or defending our patents. Even when our patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our products, product candidates or platform technologies or may be challenged in post-grant proceedings by third parties.

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. This uncertainty is heightened for our PMO-based products and product candidates and gene therapy-based product candidates for which there has not been a significant number of patent litigations involving such technologies. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. The USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain.

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

We may be able to assert that certain activities engaged in by our competitors infringe on our current or future patent rights. To the extent that we enforce our patents, an alleged infringer may deny infringement and/or counter-claim that our patents are not valid or enforceable, and if successful, could negatively impact our patent estate. We may not be able to successfully defend patents necessary to prevent competitors from developing, manufacturing, or commercializing competing product candidates or products. To the extent we assert infringement of a patent that covers a competing product candidate or product as well as our own product candidate(s) or product(s), or such a patent is otherwise challenged without our initiation, the patent protection for our own product candidate(s) or product(s) could be materially adversely affected should an infringing competitor be successful in challenging the validity, enforceability, or scope of our patent(s). Our patent rights might be challenged, invalidated, circumvented or otherwise not provide any competitive advantage. Defending our patent positions may require significant financial resources and could negatively impact other Company objectives. Even if we successfully enforce our patent rights against a competitor, we may not be able to recover adequate damages or obtain other desired relief.

Under the Hatch-Waxman Act, one or more motivated third parties may file an ANDA, seeking approval of a generic copy of an innovator product approved under the NDA pathway such as our PMO products, or an NDA under Section 505(b)(2), for a new or improved version of the original innovator products. In certain circumstances, motivated third parties may file such an ANDA or NDA under Section 505(b)(2) as early as the so-called “NCE-1” date that is one year before the expiry of the five-year period of New Chemical Entity exclusivity or more generally four years after NDA approval. The third parties are allowed to rely on the safety and efficacy data of the innovator’s product, may not need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. If we are not successful in defending our patents and regulatory exclusivities, we will not derive the expected benefit from them. As such, a third party could be positioned to market an ANDA or Section 505(b)(2) product that competes with one of our products prior to the expiry of our patents if the third party successfully challenges the validity, enforceability, or scope of our patents protecting the product.

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

Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, enforceability, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use, offer to sell, or sale of our product candidates or products. We may also face challenges to our patents and regulatory exclusivities covering our products by third parties, including manufacturers of generics and/or biosimilars who may choose to launch or attempt to launch their products before the expiration of our patents or regulatory exclusivity. Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcomes of such proceedings could adversely affect the validity, enforceability, and scope of our patents or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed products or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from developing, manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from our products. Any of these circumstances could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price.

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, and that may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act. In view of the long timelines for interpreting legal provisions in the court system and the evolving nature of our laws, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. For instance, a third party may petition the Patent Trial and Appeal Board (“PTAB”) seeking to challenge some or all of the claims in any of our patents through an inter partes review or other post-grant proceedings. Should the PTAB or USPTO Director institute an inter partes review or other proceedings and the PTAB decide that some or all of the claims in the challenged patent are unpatentable, unenforceable, or invalid, such a decision, if upheld on appeal, could have a material adverse effect on our business and financial condition.

Our business prospects will be impaired if third parties successfully assert that our products, product candidates, or platform technologies infringe proprietary rights of such third parties.

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, particularly gene therapy programs, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years and have been protected with third party patent rights. Due to the amount of intellectual property in our various fields of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or other third parties or that we will not infringe intellectual property rights of competitors or other third parties granted or created in the future. Moreover, activities we conduct or those conducted on our behalf in connection with the development of our product candidates may not be protected from infringement under the so-called Safe Harbor provision of 35 U.S.C. § 271(e)(1) and thus may be found to infringe the patent rights of third parties. Our competitors or other third parties might have obtained, or could obtain in the future, patents that threaten, limit, interfere with or eliminate our ability to make, use and sell our products, product candidates or platform technologies in important commercial markets.

Due to the nature of our various partnerships, collaborators, licensors, CROs, CMOs and the like, we may be subjected to claims of infringement arising from activities conducted by these third parties in connection with our products or product candidates, whether or not such activities are authorized by us. In addition, we may have contractual obligations to indemnify these partners from claims of infringement or declaratory relief. As a result, we may be subject to substantial unforeseen costs, distraction, and financial liability if a third party making such a claim was successful in obtaining a final judgment of infringement and validity.

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
•
Clinical trials: The impact of COVID-19 has caused disruptions and may cause delays in some of our clinical trials. Missing data could undermine data integrity and probability of success. The response to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of trials, site initiation, compliance in the trials, the completion of trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. In addition, as COVID-19 continues to spread, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) were implemented in many countries during the pandemic, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, which may negatively impact the execution of clinical trials. Significant delays or disruptions to our clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, obtain or maintain regulatory approvals, or commercialize our product candidates.
•
Manufacturing: A significant outbreak at one of our partner sites could lead to delays in the manufacturing of our products and product candidates. In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates.
•
Operations: On March 13, 2020, to protect the health of our employees and their families, and our communities, and in accordance with direction from state and local government authorities, we instituted mandatory work-from-home for all employees and contingent workers other than those who are facility-dependent. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have begun to re-open our offices to employees who are not facility-dependent and will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures, including travel restrictions, quarantines, and business shutdowns. If there is an increase in COVID-19 infection rates or new outbreaks, our operations may be adversely impacted. Remote working increase our vulnerability to cyber security breaches. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, including due to an outbreak in a facility, we risk a delay, default and/or nonperformance under existing agreements.

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

We incurred an operating loss of $86.9 million for the three months ended March 31, 2022. Our accumulated deficit was $3.3 billion as of March 31, 2022. Although we currently have three commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

As a result, we expect to continue to incur significant operating losses at least through 2022. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of March 31, 2022, there were approximately 87.5 million shares of common stock outstanding and outstanding awards to purchase 11.0 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2022, there were approximately 2.2 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.3 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.4 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan					X

31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 4, 2022	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)