Form 10-Q
period 2022-06-30
Sarepta Therapeutics, Inc.
filed 2022-08-02
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	87,567,857
(Class)	(Outstanding as of July 29, 2022)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of June 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$868,565	$2,115,869
Short-term investments	1,059,454	—
Accounts receivable	203,854	152,990
Inventory	208,095	186,212
Other current assets	129,332	149,028
Total current assets	2,469,300	2,604,099
Property and equipment, net	183,292	191,156
Intangible assets, net	13,062	14,239
Right of use assets	46,999	45,531
Other non-current assets	284,200	292,949
Total assets	$2,996,853	$3,147,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,207	$76,741
Accrued expenses	383,699	271,697
Deferred revenue, current portion	89,244	89,244
Other current liabilities	16,416	15,051
Total current liabilities	545,566	452,733
Long-term debt	1,100,873	1,096,876
Lease liabilities, net of current portion	39,368	41,512
Deferred revenue, net of current portion	529,989	574,244
Contingent consideration	43,600	43,600
Other non-current liabilities	11,000	11,000
Total liabilities	2,270,396	2,219,965
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 87,535,299 and 87,126,974 issued and outstanding at June 30, 2022, and December 31, 2021, respectively	9	9
Additional paid-in capital	4,272,187	4,134,768
Accumulated other comprehensive loss, net of tax	(2,485)	(20)
Accumulated deficit	(3,543,254)	(3,206,748)
Total stockholders’ equity	726,457	928,009
Total liabilities and stockholders’ equity	$2,996,853	$3,147,974

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Products, net	$211,237	$141,839	$400,062	$266,765
Collaboration	22,250	22,250	44,255	44,255
Total revenues	233,487	164,089	444,317	311,020

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	37,795	19,515	69,238	41,861
Research and development	252,329	239,622	446,579	434,771
Selling, general and administrative	154,316	72,347	226,156	143,478
Settlement and license charges	—	—	—	10,000
Amortization of in-licensed rights	179	179	357	349
Total cost and expenses	444,619	331,663	742,330	630,459
Operating loss	(211,132)	(167,574)	(298,013)	(319,439)

Other (loss) income, net:
Other expense, net	(16,961)	(16,185)	(34,226)	(31,713)
Gain from sale of Priority Review Voucher	—	102,000	—	102,000
Total other (loss) income, net	(16,961)	85,815	(34,226)	70,287

Loss before income tax expense (benefit)	(228,093)	(81,759)	(332,239)	(249,152)
Income tax expense (benefit)	3,388	(354)	4,267	(497)
Net loss	(231,481)	(81,405)	(336,506)	(248,655)

Other comprehensive loss:
Unrealized (losses) gains on investments, net of tax	(2,179)	5	(2,465)	(1)
Total other comprehensive loss	(2,179)	5	(2,465)	(1)
Comprehensive loss	$(233,660)	$(81,400)	$(338,971)	$(248,656)

Net loss per share - basic and diluted	$(2.65)	$(1.02)	$(3.85)	$(3.12)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	87,511	79,746	87,383	79,601

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	87,127	$9	$4,134,768	$(20)	$(3,206,748)	$928,009
Exercise of options for common stock	18	—	997	—	—	997
Vest of restricted stock units/awards	289	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	3,993	—	—	3,993
Stock-based compensation	—	—	29,198	—	—	29,198
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(105,025)	(105,025)
Balance at March 31, 2022	87,496	$9	$4,168,956	$(306)	$(3,311,773)	$856,886
Exercise of options for common stock	11	—	339	—	—	339
Vest of restricted stock units/awards	28	—	—	—	—	—
Stock-based compensation	—	—	102,892	—	—	102,892
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(2,179)	—	(2,179)
Net loss	—	—	—	—	(231,481)	(231,481)
Balance at June 30, 2022	87,535	$9	$4,272,187	$(2,485)	$(3,543,254)	$726,457

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	79,374	$8	$3,609,877	$3	$(2,848,129)	$761,759
Cumulative effect of accounting change to adopt ASU 2020-06	—	—	(156,953)	—	60,161	(96,792)
Exercise of options for common stock	108	—	4,683	—	—	4,683
Vest of restricted stock units/awards	204	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	4,543	—	—	4,543
Stock-based compensation	—	—	28,508	—	—	28,508
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(167,250)	(167,250)
Balance at March 31, 2021	79,748	$8	$3,490,658	$(3)	$(2,955,218)	$535,445
Exercise of options for common stock	72	—	3,526	—	—	3,526
Vest of restricted stock units/awards	28	—	—	—	—	—
Shares withheld for taxes	(18)	—	(1,432)	—	—	(1,432)
Stock-based compensation	—	—	28,969	—	—	28,969
Unrealized gains from available-for-sale securities, net of tax	—	—	—	5	—	5
Net loss	—	—	—	—	(81,405)	(81,405)
Balance at June 30, 2021	79,830	$8	$3,521,721	$2	$(3,036,623)	$485,108

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(336,506)	$(248,655)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	20,608	17,377
Reduction in the carrying amounts of the right of use assets	5,514	6,023
Non-cash interest expense	3,988	3,691
Stock-based compensation	132,090	57,477
Loss on disposal of assets	5,370	342
Gain from sale of Priority Review Voucher	—	(102,000)
Other	(991)	3,343
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(50,864)	(26,180)
Net increase in inventory	(15,364)	(36,795)
Net decrease in other assets	30,921	73,670
Net decrease in deferred revenue	(44,255)	(44,255)
Net increase in accounts payable, accrued expenses, lease liabilities and other liabilities	81,499	6,445
Net cash used in operating activities	(167,990)	(289,517)

Cash flows from investing activities:
Purchase of property and equipment	(14,629)	(27,043)
Purchase of available-for-sale securities	(1,137,602)	(29,989)
Maturity and sale of available-for-sale securities	77,151	436,000
Proceeds from sale of Priority Review Voucher	—	102,000
Other	(718)	(3,243)
Net cash (used in) provided by investing activities	(1,075,798)	477,725

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	5,329	12,752
Taxes paid related to net share settlement of equity awards	—	(6,333)
Net cash provided by financing activities	5,329	6,419

(Decrease) increase in cash, cash equivalents and restricted cash	(1,238,459)	194,627

Cash, cash equivalents and restricted cash:
Beginning of period	2,125,523	1,511,713
End of period	$887,064	$1,706,340

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$868,565	$1,697,275
Restricted cash in other assets	18,499	9,065
Total cash, cash equivalents and restricted cash	$887,064	$1,706,340

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,780	$27,780
Supplemental schedule of non-cash investing activities and financing activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$5,751	$7,760
Lease liabilities arising from obtaining right of use assets	$11,407	$10,582
Lease liabilities terminated	$3,807	$19,967
Shares withheld for tax included in accrued expenses	$—	$1,432

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

As of June 30, 2022, the Company had approximately $1,946.6 million of cash, cash equivalents, restricted cash and investments, consisting of $868.6 million of cash and cash equivalents, $1,059.5 million of short-term investments and $18.5 million of long-term restricted cash. The Company believes that its balance of cash, cash equivalents, restricted cash and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2021 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 1, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2022, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 45 and 150 days. Three individual customers accounted for 50%, 32% and 7% of net product revenues for the three months ended June 30, 2022 and 49%, 34% and 7% of net product revenues for the six months ended June 30, 2022. Three individual customers accounted for 46%, 40% and 11% of net product revenues for the three months ended June 30, 2021 and 48%, 40% and 9% of net product revenues for the six months ended June 30, 2021. Three individual customers accounted for 40%, 36% and 7% of accounts receivable from product sales as of June 30, 2022 and 41%, 41% and 10% of accounts receivable from product sales as of December 31, 2021. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. As of June 30, 2022, the Company believes that such customers are of high credit quality.

As of June 30, 2022, the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2021.

There have not been any material changes to the Company's accounting policies through June 30, 2022.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For the three and six months ended June 30, 2022 and 2021, the Company recognized $22.3 million and $44.3 million of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). As of June 30, 2022, the Company has total deferred revenue of $619.2 million associated with the Roche Agreement, of which $89.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the options to acquire ex-U.S. rights to certain Duchenne-specific programs was $485.0 million as of June 30, 2022 and December 31, 2021.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three months and six months ended June 30, 2022, costs reimbursable by Roche and reflected as a reduction to operating expenses were $26.4 million and $44.1 million, respectively. For the three and six months ended June 30, 2021, costs reimbursable by Roche and reflected as a reduction to operating expenses were $18.0 million and $31.4 million, respectively. As of June 30, 2022, there was $26.4 million of collaboration receivable included in other current assets.

Lysogene SA and Henogen SA

In October 2018, the Company entered into a license and collaboration agreement to develop and commercialize LYS-SAF302, a gene therapy to treat Mucopolysaccharidosis type IIIA as well as an equity investment agreement with Lysogene SA (“Lysogene”). Under the license and collaboration agreement, in addition to the payment of up-front fees, the Company may be liable for a total of $102.8 million in development, regulatory and sales milestones. Furthermore, the Company may be required to make tiered royalty payments based on net sales of the LYS-SAF302 product subsequent to its commercialization. Beginning January 1, 2020, the Company began to reimburse Lysogene for expenses incurred in connection with development activities of LYS-SAF302. As of June 30, 2022, the Company owns 1,140,728 shares of common stock issued by Lysogene and recorded $0.8 million of equity investment in Lysogene as an other non-current asset in the Company’s consolidated balance sheets.

The Company sent a termination notice to Lysogene on January 11, 2022 to notify them of the Company's intent to terminate the license and collaboration agreement. The termination became effective July 11, 2022. The Company is not obligated to pay early termination penalties to Lysogene but has agreed to pay certain research and development reimbursements incurred in the six months following termination, which are not expected to be material.

The Company entered into a development, manufacturing and supply agreement with Henogen SA ("Henogen") in December 2019. Pursuant to the terms of the agreement, Henogen agreed to reserve manufacturing capacity within their facility to develop, manufacture and supply the Company with LYS-SAF302. On June 9, 2022, the Company and Henogen entered into an agreement to terminate the development, manufacturing and supply agreement. As a result, the Company recorded a charge of $17.1 million during the three months ended June 30, 2022, which was recorded in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being exercised, the Company may be required to make up to $7.0 million in research milestone payments. Under these agreements, there are $187.1 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the net sales of the developed products upon commercialization. For the three and six months ended June 30, 2022 and 2021, the Company recognized $6.0 million and $3.0 million of research, option and milestone expense, respectively. As of June 30, 2022, the Company has not exercised any options nor have any additional research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of June 30, 2022, the Company may be obligated to make up to $3.7 billion in future development, regulatory, commercial and up-front royalty milestone payments associated with its license and collaboration agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of June 30, 2022, which are discussed above. For the three months and six months ended June 30, 2022, the Company recognized up-front and development milestone expenses approximately $8.8 million as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company recognized up-front, development milestone, settlement and other expenses of $31.7 million and $45.7 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

During the six months ended June 30, 2022 and June 30, 2021, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$464,060	$464,060	$—	$—
Commercial paper	226,674	—	226,674	—
Government and government agency bonds	639,664	—	639,664	—
Corporate bonds	199,103	—	199,103	—
Strategic equity investments	33,234	822	—	32,412
Certificates of deposit	36,950	—	36,950	—
Total assets	$1,599,685	$464,882	$1,102,391	$32,412

Liabilities
Contingent consideration	$43,600	$—	$—	$43,600
Total liabilities	$43,600	$—	$—	$43,600

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$1,562,358	$1,562,358	$—	$—
Strategic equity investments	34,892	2,480	—	32,412
Certificates of deposit	250	250	—	—
Total assets	$1,597,500	$1,565,088	$—	$32,412

Liabilities
Contingent consideration	$43,600	$—	$—	$43,600
Total liabilities	$43,600	$—	$—	$43,600

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and the Company’s strategic investment in Lysogene.

The Company's assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The pricing services use observable market inputs to determine value, which primarily consist of reportable trades. Certain of the government and government agency bonds with original maturities of less than three months are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2022.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) and strategic investments in two other private biotechnology companies. For more information related to Lacerta, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes-Merton option-pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investments in the other two private companies are recorded at fair value at the time of purchase as measured by their respective investment cost. At the end of each reporting period, the fair value of the Company's strategic investments will be adjusted if the issuers are to issue similar or identical equity securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the strategic investments during the six months ended June 30, 2022 and 2021, respectively, as no impairment indicators were identified nor were similar securities issued.

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

For the six months ended June 30, 2022 and 2021, there have been no changes to the fair value of the contingent consideration liability. As of June 30, 2022, the contingent consideration was recorded as a non-current liability on the Company's unaudited condensed consolidated balance sheets.

The fair value of the senior notes due on November 15, 2024 (the “2024 Notes”) is based on open market trades and is classified as Level 1 in the fair value hierarchy. For more information related to the 2024 Notes, please read Note 13, Indebtedness of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022 and December 31, 2021, the fair value of the 2024 Notes was approximately $726.2 million and $846.1 million, respectively. The fair value of the December 13, 2019 term loan (the “December 2019 Term Loan”) is classified as Level 2 in the fair value hierarchy and is determined using a discounted cash flow analysis with market interest rates adjusted for credit risk as a significant input. As of June 30, 2022 and December 31, 2021, the fair value of the December 2019 Term Loan was approximately $548.4 million and $576.1 million, respectively. The carrying values of the 2024 Notes and December 2019 Term Loan were $564.7 million and $536.1 million as of June 30, 2022 and $563.7 million and $533.2 million as of December 31, 2021, respectively.
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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Money market funds	$464,060	$1,562,358
Government and government agency bonds	42,937	—
Total	$506,997	$1,562,358

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of June 30, 2022 was approximately four months. The Company did not hold any short-term investments classified as available-for-sale securities as of December 31, 2021.

The following tables summarize the Company’s cash, cash equivalents and short-term investments as of the periods indicated:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$825,628	$—	$—	$825,628
Commercial paper	226,674	—	—	226,674
Government and government agency bonds	641,219	5	(1,560)	639,664
Corporate bonds	200,013	2	(912)	199,103
Certificates of deposit	36,950	—	—	36,950
Total cash, cash equivalents and investments	$1,930,484	$7	$(2,472)	$1,928,019
As reported:
Cash and cash equivalents	$868,574	$—	$(9)	$868,565
Short-term investments	1,061,910	7	(2,463)	1,059,454
Total cash, cash equivalents and investments	$1,930,484	$7	$(2,472)	$1,928,019

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
As reported:
Cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

As of June 30, 2022 and December 31, 2021, the Company's accounts receivable were $203.9 million and $153.0 million, respectively, both of which were related to products sales receivable, net of discounts and allowances.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2021	$799	$60,506	$2,798	$6,363	$70,466
Provision	5,642	50,361	6,192	19,416	81,611
Payments/credits	(6,232)	(43,293)	(5,639)	(11,460)	(66,624)
Balance, as of June 30, 2022	$209	$67,574	$3,351	$14,319	$85,453

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2020	$2,281	$41,771	$1,949	$4,969	$50,970
Provision	5,665	33,221	4,005	6,848	49,739
Payments/credits	(6,887)	(26,992)	(3,533)	(7,236)	(44,648)
Balance, as of June 30, 2021	$1,059	$48,000	$2,421	$4,581	$56,061

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Reduction to accounts receivable	$17,092	$8,321
Component of accrued expenses	68,361	62,145
Total reserves	$85,453	$70,466

7. INVENTORY

The following table summarizes the components of the Company’s inventory for the periods indicated:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Raw materials	$42,398	$58,822
Work in progress	253,200	230,194
Finished goods	35,499	26,717
Total inventory	$331,097	$315,733

There were no material inventory reserves as of June 30, 2022 or December 31, 2021. Non-current inventory, which consists of raw materials and work in progress inventory, is included in other non-current assets in the Company's unaudited condensed consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond our normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Balance sheet classification
Inventory	$208,095	$186,212
Other non-current assets	123,002	129,521
Total inventory	$331,097	$315,733

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Manufacturing-related deposits and prepaids	$69,502	$93,656
Collaboration receivable	26,421	18,647
Prepaid clinical and pre-clinical expenses	10,707	12,667
Prepaid maintenance services	7,644	8,452
Prepaid insurance	3,280	5,282
Prepaid research expenses	1,973	3,082
Other	9,805	7,242
Total other current assets	$129,332	$149,028

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Non-current inventory	$123,002	$129,521
Manufacturing-related deposits and prepaids	103,819	112,765
Strategic investments	33,234	34,892
Restricted cash and investments	18,499	9,904
Prepaid clinical expenses	2,103	2,007
Other	3,543	3,860
Total other non-current assets	$284,200	$292,949

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Accrued contract manufacturing costs	$204,867	$104,311
Product revenue related reserves	68,361	62,145
Accrued clinical and pre-clinical costs	33,832	25,955
Accrued employee compensation costs	32,191	48,299
Accrued royalties	14,746	11,965
Accrued professional fees	13,574	9,381
Accrued collaboration cost sharing	2,868	2,887
Accrued income taxes	2,485	216
Accrued sponsored research agreements	1,651	3,377
Accrued fixed assets	1,462	127
Accrued interest expense	1,092	1,045
Other	6,570	1,989
Total accrued expenses	$383,699	$271,697

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	207,583	$43.40	72,110	$39.79	1,499,120	$46.49	1,431,747	$48.87
Restricted stock units*	147,075	$72.99	37,240	$75.30	859,510	$78.78	726,607	$86.53

*Included in 2022 RSUs are 38,500 shares with performance conditions which are related to regulatory approval of certain of the Company's product candidates. As of June 30, 2022, none of the performance conditions are probable of being achieved. If the performance milestones are achieved within the required time frame, the Company may recognize up to $3.1 million of stock-based compensation related to these grants. Stock options and the remaining RSUs granted during the periods presented in the table have only service-based criteria and vest over four years.

Grant Modification

In June 2017, the Company granted its Chief Executive Officer 3,300,000 options with service and market conditions which were subject to a five-year cliff vesting schedule. On April 19, 2022 (the “Effective Date”), the Company entered into an agreement with its Chief Executive Officer to modify the vesting conditions of the options. Under the agreement, one-third of the options vested (the “Vested Tranche”) on the Effective Date with no required service or market conditions. Subject to the Chief Executive Officer's continued service through each applicable vesting date and the compound annual growth rate of the Company's common stock exceeding that of the Nasdaq Biotech Index in varying percentages, the remaining two-thirds of the options (the “Unvested Tranche”) shall vest in varying increments at any time between the Effective Date and June 26, 2025 (the “Measurement Period”) when (and if) the average of the closing price of the Company’s common stock during any consecutive 20 trading day period during the Measurement Period reaches certain pre-determined target stock prices. Additionally, the Chief Executive Officer is subject to a one-year post-exercise restriction to sell, transfer or dispose shares acquired upon the exercise of any options that vest after deduction of any shares withheld or sold to pay the applicable aggregate exercise price and/or withholding taxes.

To determine the incremental compensation cost of the modification, the fair value of the modified awards was compared to the fair value of the original awards measured immediately before its terms or conditions were modified. As the Vested Tranche became immediately vested on the Effective Date, the Vested Tranche does not have service or market conditions. As such, the post-modification fair value for the Vested Tranche is based on the Black-Scholes-Merton option-pricing model, while the pre-modification fair value is based on a lattice model with Monte Carlo simulations. The incremental compensation cost of $43.9 million was immediately recognized as stock-based compensation expense in the three months ended June 30, 2022.

The Unvested Tranche represents awards with market conditions only. Both the pre- and post-modification fair values for the Unvested Tranche are determined by a lattice model with Monte Carlo simulations. As a result of the modification, the Company is expected to recognize incremental compensation cost of $82.1 million associated with the Unvested Tranche. The incremental costs related to varying increments of the Unvested Tranche will be recognized as stock-based compensation expense over their respective derived service periods, an output from the Monte Carlo simulation, and will be fully recognized over approximately 1.3 years. For the three months ended June 30, 2022, the Company recorded $29.8 million of stock-based compensation expense related to the Unvested Tranche.

Stock-based Compensation Expense

For the three months ended June 30, 2022 and 2021, total stock-based compensation expense was $102.9 million and $29.0 million, respectively. For the six months ended June 30, 2022 and 2021, total stock-based compensation expense was $132.1 million and $57.5 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$14,467	$12,860	$27,535	$23,986
Selling, general and administrative	88,425	16,109	104,555	33,491
Total stock-based compensation expense	$102,892	$28,969	$132,090	$57,477

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	$89,155	$17,587	$105,561	$34,606
Restricted stock awards/units	12,378	10,573	23,743	20,504
Employee stock purchase plan	1,359	809	2,786	2,367
Total stock-based compensation expense	$102,892	$28,969	$132,090	$57,477

11. OTHER (LOSS) INCOME, NET

The following table summarizes other loss, net for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest expense	$(16,028)	$(15,831)	$(31,824)	$(31,482)
Interest income	2,409	52	2,582	111
Gain from sale of Priority Review Voucher	—	102,000	—	102,000
Other expense, net	(3,342)	(406)	(4,984)	(342)
Total other (loss) income, net	$(16,961)	$85,815	$(34,226)	$70,287

In February 2021, the Company the Company entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“PRV”) it received from the FDA in connection with the approval of AMONDYS 45. Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, the Company completed its sale of the PRV and received proceeds of $102.0 million, with no commission costs, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale. For more information related to the PRV, please read Note 4, Gain from Sale of Priority Review Voucher of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

12. LEASES

The Company has real estate operating leases in Cambridge, Andover and Burlington, Massachusetts, Dublin and Columbus, Ohio, and Durham, NC that provide for scheduled annual rent increases throughout each lease’s term. The Company has also identified a lease embedded in certain of its manufacturing and supply agreements as the Company determined that it controls the use of the facilities and related equipment therein. For more information related to manufacturing and supply agreements with Thermo Fisher Scientific, Inc. (“Thermo”) and Catalent, Inc. (“Catalent”), please read Note 21, Commitments and Contingencies of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Bedford, Massachusetts

On April 22, 2022, the Company entered into a lease agreement (the “Bedford Lease”) for 288,000 square feet of to-be-constructed research and development and manufacturing space in Bedford, Massachusetts. The term of the Bedford Lease commences upon the landlord’s completion of the initial construction of the core and shell of the building, at which time the Company will obtain control of the premises and commence internal construction activities. The lease is expected to commence prior to December 31, 2022. The Company is not involved in the initial construction of the core and shell of the building and will record the lease liability and right-of-use (“ROU”) asset on its unaudited condensed consolidated balance sheets when it obtains control of the premises, which is currently expected to be during the second half of 2022. The initial term of the Bedford Lease is anticipated to be 15 years commencing at the earlier of (i) date the certificate of occupancy is issued; or (ii) January 1, 2024, representing the commencement of the Company’s obligation to pay rent for the premises. The Company has two options to extend the lease for a period of ten years each, exercisable under certain conditions and at a market rate determined in accordance with the lease agreement.

Undiscounted rent payments due over the 15-year term of the lease aggregate to $307.4 million. Additionally, the Company is responsible for reimbursing the landlord for the Company’s share of the property’s operating expenses and property taxes. The Bedford lease also provides for a tenant improvement allowance of $72.0 million to be used towards costs incurred by the Company in the design and construction of the premises.

In May 2022, in connection with the execution of the Bedford Lease, the Company issued a letter of credit collateralized by cash deposits of approximately $8.4 million, which was included in the other non-current assets of the Company’s unaudited condensed consolidated balance sheets. Such letter of credit shall be reduced to approximately $5.6 million at the commencement of the fourth rent year, provided certain conditions set forth in the Bedford Lease are satisfied.

Columbus, Ohio

On December 22, 2018, the Company entered into a lease agreement for a research and development facility in Columbus, Ohio (the “Columbus Lease”). On May 19, 2022 (the "Columbus Lease Amendment Date"), the Company entered into an amendment to the Columbus Lease to expand the footprint and extend the lease term (the “Columbus Amendment”). The Columbus Amendment expands from its current form of approximately 78,000 square feet to 167,000 square feet through a series of expansion spaces commencing at various periods through January 1, 2025.

Each expansion space commences on the date which approximates when the landlord will deliver control of that space for the Company to carry out design and construction activities (the “Columbus Commencement Date”). The Company is obligated to pay rent on each expansion space nine months after the Columbus Commencement Date. The Columbus Lease and Columbus Amendment expire on December 31, 2036, and the Company has options to extend the lease by five years in both 2036 and 2041. Each option is exercisable under certain conditions and at a market rate determined in accordance with the lease agreement. Undiscounted rent payments due over the 15-year term from the Columbus Lease Amendment Date aggregate to $38.9 million.

On June 1, 2022, the Company commenced design and constructions activities on an area of the premises of approximately 18,000 square feet (the “Second Expansion Space”) and, therefore, it was determined that the lease related to the Second Expansion Space had commenced on that date. As a result, the Company recorded an additional ROU asset and lease liability of $7.3 million related to the extended term of the lease of the original facility as of June 30, 2022.

13. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and six months ended June 30, 2022 and 2021, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss	$(231,481)	$(81,405)	$(336,506)	$(248,655)
Weighted-average common shares outstanding - basic	87,511	79,746	87,383	79,601
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	87,511	79,746	87,383	79,601
Net loss per share - basic and diluted	$(2.65)	$(1.02)	$(3.85)	$(3.12)

* For the three and six months ended June 30, 2022 and 2021, stock options, RSAs, RSUs, and ESPP to purchase 11.3 million and 9.8 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of its 2024 Notes on diluted net earnings per share (“EPS”) using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is more dilutive. During the three and six months ended June 30, 2022 and June 30, 2021, respectively, the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive. Accordingly, the potential conversion of 7,763,552 shares has been excluded from the computation of diluted net loss per share as of June 30, 2022 and June 30, 2021, respectively.

14. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of June 30, 2022
(in thousands)
2022 (July-December)	$529,689
2023	321,520
2024	135,285
2025	98,798
2026	54,720
Thereafter	109,440
Total manufacturing commitments*	$1,249,452

* Total manufacturing commitments includes the Catalent Inc. manufacturing and supply agreement, for which the Company has right of use assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of June 30, 2022. For more information, please read Note 21, Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Thermo Fisher Scientific, Inc.

Under the development, commercial manufacturing, and supply agreement (as amended) with Thermo Fisher Scientific, Inc. (“Thermo”), the Company has committed to annual guaranteed purchases on a take-or-pay basis regardless of whether services or goods are ordered. During the three months ended June 30, 2022, the Company determined that it is probable that it will not satisfy the total guaranteed purchase requirements by December 31, 2022 based on work orders executed to date and the time remaining in the fiscal year 2022 to complete development work. As such, the Company recognized a loss of approximately $53.0 million during the three months ended June 30, 2022, reflecting the estimated shortfall related to the annual guaranteed purchase requirement for the manufacturing and supply of gene therapy materials. The loss has been classified as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

For more information related to Thermo, please read Note 21, Commitments and Contingencies of the Annual Report on Form 10-K for the year ended December 31, 2021.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included or may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. We record a loss contingency reserve for a legal proceeding when we consider the potential loss probable and we can reasonably estimate the amount of the loss or determine a probable range of loss. We provide disclosure when we consider a loss reasonably possible or when we determine that a loss in excess of a reserve is reasonably possible. We provide an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless we believe that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for the matters described below as of June 30, 2022.

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

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO (PTAB Case Nos. IPR2021-01134, IPR2021-01135, IPR2021-01136, IPR2021-01137, IPR2021-01138, IPR2021-01139, IPR2021-01140) in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserts claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further seeks a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from University of Western Australia (“UWA”) (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). NS is seeking legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta has demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022

On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintains all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta is also seeking a determination of invalidity of the NS Patents. Sarepta is seeking an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. On July 29, 2022, the Court ordered the parties to submit a further updated proposed scheduling order. Case scheduling in district court, including a trial date, will follow.

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
•
estimated timelines and milestones for 2022 and beyond, including submitting an accelerated approval biologics license application in the fall of 2022 for SRP-9001 and releasing GMP product for SRP-9003 in 2022 and engaging with the FDA to discuss our next steps for the program;
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
•
the possible impact of regulations and regulatory decisions by the Food and Drug Administration (the "FDA") and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;
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

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021. In July 2022, the FDA placed Study 5051-201 on clinical hold following a serious adverse event of hypomagnesemia.

•
SRP-9001 (Duchenne gene therapy program) aims to express a smaller but still functional version of dystrophin. A unique, engineered dystrophin is used because naturally-occurring dystrophin is too large to fit in an adeno-associated virus (“AAV”) vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for SRP-9001 was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with Duchenne was initiated (Study 101). In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from the Phase 1/2a clinical trial in four individuals with Duchenne enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of SRP-9001 protein expression (Study 102). In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase). We announced topline results for Part 2 of Study 102 in January 2022. We have completed dosing in the first cohort in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. We also initiated our pivotal trial (Study 301) in October 2021 and are currently enrolling patients. In July 2022, we announced additional data from our Studies 102 and 103 and that we intend to submit an accelerated approval biologics license application in the fall of 2022.
•
SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in our SRP-9001 gene therapy program. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. In March 2021, we announced 24-month functional and expression data from the three clinical trial participants in the low-dose cohort and twelve-month functional data from the three clinical trial participants in the high-dose cohort. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. We expect to release GMP product for SRP-9003 in 2022 and will engage with the FDA to discuss our next steps for the program.

Our pipeline includes more than 40 programs in various stages of pre-clinical and clinical development, reflecting our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) capabilities that allow manufacturing and testing of our products and product candidates to support both clinical development as well as commercialization. We continue to refine and optimize our manufacturing processes and test methods. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. We have also opened facilities over the past several years which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we have built internal process development expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing capacity for our SRP-9001 Duchenne program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 Duchenne program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as Charcot-Marie-Tooth disease ("CMT") and other neuromuscular and CNS related disorders.

Manufacturers and suppliers of our commercial products and product candidates are subject to the FDA’s current GMP (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Cash, Cash Equivalents, Restricted Cash and Investments

As of June 30, 2022, we had approximately $1,946.6 million of cash, cash equivalents, restricted cash and investments, consisting of $868.6 million of cash and cash equivalents, short-term investments of $1,059.5 million and $18.5 million of long-term restricted cash. We believe that our balance of cash, cash equivalents, restricted cash and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•
inventory;
•
income tax; and
•
stock-based compensation.

There have been no material changes to our critical accounting policies and estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for those noted below, which reflect our more significant judgements and estimates used in the preparation of our unaudited condensed consolidated financial statements.

Stock-Based Compensation for Awards with Market Conditions

We use the fair value method to determine stock-based compensation expense. The fair value for stock-based awards with market conditions is based on a lattice model with Monte Carlo simulations. The lattice model requires the use of subjective assumptions which include the award’s expected term and the price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation expense for awards with market conditions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
	2022	2021	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$211,237	$141,839	$69,398	49%
Collaboration	22,250	22,250	—	(—)%
Total revenues	233,487	164,089	69,398	42%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	37,795	19,515	18,280	94%
Research and development	252,329	239,622	12,707	5%
Selling, general and administrative	154,316	72,347	81,969	113%
Amortization of in-licensed rights	179	179	—	(—)%
Total cost and expenses	444,619	331,663	112,956	34%
Operating loss	(211,132)	(167,574)	(43,558)	26%
Other (loss) income, net:
Other expense, net	(16,961)	(16,185)	(776)	5%
Gain from sale of Priority Review Voucher	—	102,000	(102,000)	(100)%
Total other (loss) income, net	(16,961)	85,815	(102,776)	(120)%

Loss before income tax expense (benefit)	(228,093)	(81,759)	(146,334)	179%
Income tax expense (benefit)	3,388	(354)	3,742	NM*
Net loss	$(231,481)	$(81,405)	$(150,076)	184%

Net loss per share - basic and diluted	$(2.65)	$(1.02)	$(1.63)	160%

	For the Six Months Ended June 30,
	2022	2021	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$400,062	$266,765	$133,297	50%
Collaboration	44,255	44,255	—	(—)%
Total revenues	444,317	311,020	133,297	43%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	69,238	41,861	27,377	65%
Research and development	446,579	434,771	11,808	3%
Selling, general and administrative	226,156	143,478	82,678	58%
Settlement and license charges	—	10,000	(10,000)	(100)%
Amortization of in-licensed rights	357	349	8	2%
Total cost and expenses	742,330	630,459	111,871	18%
Operating loss	(298,013)	(319,439)	21,426	(7)%
Other (loss) income, net:
Other expense, net	(34,226)	(31,713)	(2,513)	8%
Gain from sale of Priority Review Voucher	—	102,000	(102,000)	(100)%
Total other (loss) income, net	(34,226)	70,287	(104,513)	(149)%

Loss before income tax expense (benefit)	(332,239)	(249,152)	(83,087)	33%
Income tax expense (benefit)	4,267	(497)	4,764	NM*
Net loss	$(336,506)	$(248,655)	$(87,851)	35%

Net loss per share - basic and diluted	$(3.85)	$(3.12)	$(0.73)	23%

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

The following tables summarize the components of our net product revenues, by product, for the periods indicated:

	For the Three Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
EXONDYS 51	$126,377	$112,461	$13,916	12%
AMONDYS 45	54,676	6,936	47,740	NM*
VYONDYS 53	30,184	22,442	7,742	34%
Products, net	$211,237	$141,839	$69,398	49%

	For the Six Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
EXONDYS 51	$243,510	$219,646	$23,864	11%
AMONDYS 45	98,290	7,129	91,161	NM*
VYONDYS 53	58,262	39,990	18,272	46%
Products, net	$400,062	$266,765	$133,297	50%

* NM: not meaningful

Net product revenues for our products for the three and six months ended June 30, 2022 increased by $69.4 million and $133.3 million, respectively, compared with the three and six months ended June 30, 2021. These increases primarily reflect increasing demand for our products in the U.S. and a full period of AMONDYS 45 sales during the six months ended June 30, 2022 given its commercial launch in February 2021.

Collaboration revenue relates to our collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For both the three and six months ended June 30, 2022 and 2021, we recognized $22.3 million and $44.3 million of collaboration revenue, respectively. For more information, please read Note 3, Collaboration and License Agreements within our Annual Report on Form 10-K for the year ended December 31, 2021.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, and AMONDYS 45 by the FDA in September 2016, December 2019, and February 2021, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in the three and six months ended June 30, 2022 and 2021, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For EXONDYS 51 and VYONDYS 53 sold in the three and six months ended June 30, 2021, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $6.7 million and $14.2 million for the six months ended June 30, 2022 and 2021, respectively.

The following tables summarize the components of our cost of sales for each of the periods indicated:

	For the Three Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$23,050	$10,309	$12,741	124%
Royalty payments	14,745	9,206	5,539	60%
Total cost of sales	$37,795	$19,515	$18,280	94%

	For the Six Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$41,513	$24,638	$16,875	68%
Royalty payments	27,725	17,223	10,502	61%
Total cost of sales	$69,238	$41,861	$27,377	65%

The cost of sales for the three and six months ended June 30, 2022 increased by $18.3 million, or 94% and $27.4 million, or 65%, respectively, compared with the same periods in 2021. The changes for both periods primarily reflect increasing demand for our products as well as the write-offs of certain batches of our products not meeting our quality specifications for the three and six months ended June 30, 2022, as well as the six months ended June 30, 2021, with no similar activity for the three months ended June 30, 2021.

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

The following tables summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
SRP-9001	$130,583	$94,236	$36,347	39%
Other gene therapies	19,382	35,995	(16,613)	(46)%
Eteplirsen (exon 51)	14,693	10,568	4,125	39%
Up-front, milestone and other expenses	11,300	31,677	(20,377)	(64)%
PPMO platform	11,156	11,407	(251)	(2)%
Casimersen (exon 45)	9,574	6,300	3,274	52%
Golodirsen (exon 53)	3,365	5,785	(2,420)	(42)%
Collaboration cost-sharing	1,474	578	896	155%
Other projects	6,150	4,141	2,009	49%
Internal research and development expenses	70,947	56,960	13,987	25%
Roche collaboration reimbursement	(26,295)	(18,025)	(8,270)	46%
Total research and development expenses	$252,329	$239,622	$12,707	5%

	For the Six Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
SRP-9001	$222,144	$153,609	$68,535	45%
Other gene therapies	35,259	69,950	(34,691)	(50)%
PPMO platform	26,122	20,497	5,625	27%
Eteplirsen (exon 51)	23,749	17,078	6,671	39%
Casimersen (exon 45)	17,413	19,801	(2,388)	(12)%
Up-front, milestone and other expenses	11,300	35,677	(24,377)	(68)%
Golodirsen (exon 53)	8,171	19,279	(11,108)	(58)%
Collaboration cost-sharing	2,558	6,778	(4,220)	(62)%
Other projects	7,749	8,778	(1,029)	(12)%
Internal research and development expenses	136,022	114,477	21,545	19%
Roche collaboration reimbursement	(43,908)	(31,153)	(12,755)	41%
Total research and development expenses	$446,579	$434,771	$11,808	3%

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$150,279	$119,769	$30,510	25%
Compensation and other personnel expenses	34,450	28,697	5,753	20%
Clinical trial expenses	28,817	25,978	2,839	11%
Facility- and technology-related expenses	20,258	16,914	3,344	20%
Stock-based compensation	14,467	12,860	1,607	12%
Up-front, milestone and other expenses	11,300	31,677	(20,377)	(64)%
Professional services	5,332	3,168	2,164	68%
Collaboration cost-sharing	1,474	578	896	155%
Pre-clinical expenses	898	5,746	(4,848)	(84)%
Research and other	11,349	12,260	(911)	(7)%
Roche collaboration reimbursement	(26,295)	(18,025)	(8,270)	46%
Total research and development expenses	$252,329	$239,622	$12,707	5%

Research and development expenses for the three months ended June 30, 2022 increased by $12.7 million, or 5%, compared with the three months ended June 30, 2021. The increase is primarily driven by the following:

•
$30.5 million increase in manufacturing expenses primarily due to the $53.0 million shortfall payment accrual related to the gene therapy manufacturing and supply agreement with Thermo, partially offset by a decrease in gene therapy manufacturing costs incurred pursuant to the terms of the third amendment to the Thermo manufacturing and supply agreement, which removed capacity access fees and reduced the total number of manufacturing batches in 2022;
•
$5.8 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•
$2.8 million increase in clinical trial expenses primarily due to a continuing ramp-up of our SRP-9001 gene therapy programs including our EMBARK program;
•
$3.3 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$1.6 million increase in stock-based compensation expense primarily due to changes in headcount and stock price;
•
$20.4 million decrease in up-front, milestone and other expenses primarily due to a $28.7 million increase of an accrued sublicense fee to Nationwide and a $3.0 million expense incurred as a result of a milestone achievement in a research and license agreement during the three months ended June 30, 2021, offset by $2.8 million of up-front payments as a result of the execution of certain research and license agreements, $4.0 million of expense incurred as a result of milestone achievements in certain research and license agreements and $4.5 million of option and termination expenses during the same period of 2022;
•
$2.2 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors;
•
$4.8 million decrease in pre-clinical expenses primarily due to a decrease in toxicology study activity in our PPMO platform; and
•
$8.3 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

	For the Six Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$246,568	$209,090	$37,478	18%
Compensation and other personnel expenses	66,646	58,893	7,753	13%
Clinical trial expenses	59,255	54,569	4,686	9%
Facility- and technology-related expenses	40,772	34,100	6,672	20%
Stock-based compensation	27,535	23,986	3,549	15%
Up-front, milestone and other expenses	11,300	35,677	(24,377)	(68)%
Professional services	9,172	5,816	3,356	58%
Pre-clinical expenses	5,866	10,982	(5,116)	(47)%
Collaboration cost-sharing	2,558	6,778	(4,220)	(62)%
Research and other	20,815	26,033	(5,218)	(20)%
Roche collaboration reimbursement	(43,908)	(31,153)	(12,755)	41%
Total research and development expenses	$446,579	$434,771	$11,808	3%

Research and development expenses for the six months ended June 30, 2022 increased by $11.8 million, or 3%, compared with the six months ended June 30, 2021. The increase is primarily driven by the following:

•
$37.5 million increase in manufacturing expenses primarily due to the $53.0 million shortfall payment accrual related to the gene therapy manufacturing and supply agreement with Thermo, partially offset by a decrease in gene therapy manufacturing costs incurred pursuant to the third amendment to the Thermo manufacturing and supply agreement, which removed capacity access fees and reduced the total number of manufacturing batches in 2022;
•
$7.8 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•
$4.7 million increase in clinical trial expenses primarily due to a continuing ramp-up of our SRP-9001 gene therapy programs including our EMBARK program;
•
$6.7 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$3.5 million increase in stock-based compensation expense primarily due to changes in headcount and stock price;

•
$24.4 million decrease in up-front and milestone expenses primarily due to a $28.7 million increase of an accrued sublicense fee to Nationwide and $7.0 million of expense incurred as a result of milestone achievements in certain research and license agreements during the six months ended June 30, 2021, offset by $2.8 million of up-front payments as a result of the execution of certain research and license agreements, $4.0 million of expense incurred as a result of milestone achievements in certain research and license agreements and $4.5 million of option and termination expenses during the same period of 2022;
•
$3.4 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors;
•
$5.1 million decrease in pre-clinical expenses primarily due to due to a decrease in toxicology study activity in our PPMO platform;
•
$4.2 million decrease in collaboration cost sharing primarily due to the termination of the Lysogene S.A. license and collaboration agreement and timing of expense incurred related to Genethon's micro-dystrophin drug candidate;
•
$5.2 million decrease in research and other expenses primarily driven by decreases in sponsored research with academic institutions during the six months ended June 30, 2022; and
•
$12.8 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

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

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Stock-based compensation	$88,425	$16,109	$72,316	NM*
Compensation and other personnel expenses	28,622	26,225	2,397	9%
Professional services	25,772	20,039	5,733	29%
Facility- and technology-related expenses	8,253	7,527	726	10%
Other	3,370	2,436	934	38%
Roche collaboration reimbursement	(126)	11	(137)	NM*
Total selling, general and administrative expenses	$154,316	$72,347	$81,969	113%

* NM: not meaningful

Selling, general and administrative expenses for the three months ended June 30, 2022 increased by $82.0 million, or 113%, compared with the three months ended June 30, 2021. This increase was primarily driven by the following:

•
$72.3 million increase in stock-based compensation expense primarily due to the CEO grant modification agreement executed during the three months ended June 30, 2022;
•
$2.4 million increase in compensation and other personnel expenses primarily due to a net increase in headcount; and
•
$5.7 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors.

	For the Six Months Ended June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Stock-based compensation	$104,555	$33,491	$71,064	212%
Compensation and other personnel expenses	56,075	54,354	1,721	3%
Professional services	43,066	35,557	7,509	21%
Facility- and technology-related expenses	16,406	14,877	1,529	10%
Other	6,289	5,422	867	16%
Roche collaboration reimbursement	(235)	(223)	(12)	5%
Total selling, general and administrative expenses	$226,156	$143,478	$82,678	58%

Selling, general and administrative expenses for the six months ended June 30, 2022 increased by $82.7 million, or 58%, compared with the six months ended June 30, 2021. This increase was primarily driven by the following:

•
$71.1 million increase in stock-based compensation expense primarily due to the CEO grant modification executed during the three months ended June 30, 2022;
•
$1.7 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•
$7.5 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors; and
•
$1.5 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts.

Settlement and license charges

In February 2021, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of AMONDYS 45 in the U.S. This was a result of a settlement and license agreement with BioMarin executed in July 2017. This amount, which was expensed to operations as incurred, is separately presented as settlement and license charges in the Company's unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. There was no such expense recognized during the same period of 2022.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2013, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the patent from the first commercial sale of each product. For both the three months ended June 30, 2022 and 2021, we recorded amortization of in-licensed rights of approximately $0.2 million. For the six months ended June 30, 2022 and 2021, we recorded amortization of in-licensed rights of approximately $0.4 million and $0.3 million, respectively.

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

For the three and six months ended June 30, 2022, other expense, net, increased by approximately $0.8 million and $2.5 million, respectively, compared with the three and six months ended June 30, 2021. The increases are primarily due to losses on disposal of assets, an increase in the mark-to-market adjustment of our Level 1 strategic investment, offset by an increase in interest income due to the investment mix of our investment portfolio.

Gain from sale of Priority Review Voucher

In February 2021, we entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“PRV”) we received from the FDA in connection with the approval of AMONDYS 45. Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, we completed our sale of the PRV and received proceeds of $102.0 million, with no commission costs, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale. There was no similar activity during the six months ended June 30, 2022.

Income tax expense (benefit)

Income tax expense for the three and six months ended June 30, 2022 was approximately $3.4 million and $4.3 million, respectively. Income tax benefit for the three and six months ended June 30, 2021 was approximately $0.4 million and $0.5 million, respectively. Income tax expense (benefit) for all periods presented relates to state and foreign taxes.

Liquidity and Capital Resources

There have been no material changes to our obligations under debt arrangements as reported in our Form 10-K for the year ended December 31, 2021. Refer to Note 12, Leases to the unaudited condensed consolidated financial statements contained in Item 1 for a discussion of materials changes to our leasing obligations.

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2022	As of December 31, 2021	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$868,565	$2,115,869	$(1,247,304)	(59)%
Short-term investments	1,059,454	—	1,059,454	NM*
Restricted cash and investments	18,499	9,904	8,595	87%
Total cash, cash equivalents and investments	$1,946,518	$2,125,773	$(179,255)	(8)%

Borrowings:
Term loan	$536,125	$533,203	$2,922	1%
Convertible debt	564,748	563,673	1,075	(—)%
Total borrowings	$1,100,873	$1,096,876	$3,997	(—)%

Working capital
Current assets	$2,469,300	$2,604,099	$(134,799)	(5)%
Current liabilities	545,566	452,733	92,833	21%
Total working capital	$1,923,734	$2,151,366	$(227,632)	(11)%

* NM: not meaningful

For the periods ended June 30, 2022 and December 31, 2021, our principal sources of liquidity were primarily derived from sales of our products, our collaboration arrangement with Roche, net proceeds from sale of the priority review voucher, and net proceeds from our common stock offering. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond June 30, 2023, our cash requirements will depend extensively on our ability to advance our research, development and commercialization programs. We expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of EXONDYS 51, VYONDYS 53, AMONDYS 45 and potential future products;
•
the timing and costs associated with our expansion efforts;
•
the timing and costs of building out our manufacturing capabilities;

•
the timing of advanced payments related to our future inventory commitments and manufacturing obligations;
•
the timing and costs associated with our existing lease obligations and new obligations expected to be entered into during the year;
•
the timing and costs associated with our clinical trials and pre-clinical trials;
•
the attainment of milestones and our obligations to make milestone payments to Myonexus Therapeutics, Inc.’s selling shareholders, StrideBio Inc., BioMarin, Lacerta Therapeutics, Inc., Nationwide, UWA and other institutions;
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

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. As of June 30, 2022, total obligations under debt, lease, and manufacturing arrangements were $1.2 billion, $72.2 million, and $1.2 billion, respectively with $55.9 million, $20.0 million and $758.9 million due in less than one year, and approximately $1.2 billion, $52.2 million and $490.6 million due in greater than one year. Additional information regarding our obligations under leasing arrangements and manufacturing arrangements is provided in Note 12, Leases and Note 14, Commitments and Contingencies, to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under debt arrangements as reported in our Form 10-K for the year ended December 31, 2021.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $3.7 billion of future development, regulatory, commercial and up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of June 30, 2022, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash flows

	For the Six Months Ended
	June 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(167,990)	$(289,517)	$121,527	(42)%
Investing activities	(1,075,798)	477,725	(1,553,523)	NM*
Financing activities	5,329	6,419	(1,090)	(17)%
(Decrease) increase in cash and cash equivalents	$(1,238,459)	$194,627	$(1,433,086)	NM*

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net loss adjusted for non-cash items and changes in net operating assets and liabilities, totaled $168.0 million and $289.5 million for the six months ended June 30, 2022 and 2021, respectively. Cash used in operating activities for the six months ended June 30, 2022 was primarily driven by the net loss of $336.5 million, adjusted for the following:

•
$132.1 million in stock-based compensation expense;
•
$20.6 million in depreciation and amortization expense; and
•
$13.9 million in other in non-cash items.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$50.9 million increase in accounts receivable due to an increase in the demand of our products;
•
$44.3 million decrease in deferred revenue related to the collaboration with Roche; and
•
$15.4 million increase in inventory due to our continuing build-up of inventory corresponding to the increase in demand for our products.

These amounts were partially offset by a $30.9 million decrease in other assets primarily due to lower consumption of manufacturing-related deposits during the period and an increase of $81.5 million in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to an accrual for the estimated shortfall payment to Thermo and the timing and invoicing of payments.

Cash used in operating activities for the six months ended June 30, 2021 was primarily driven by the net loss of $248.7 million, adjusted for the following:

•
$57.5 million in stock-based compensation expense;
•
$17.4 million in depreciation and amortization expense; and
•
$13.4 million in other non-cash items.

These amounts were offset by the gain of $102.0 million recorded from the sale of the PRV.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$44.3 million decrease in deferred revenue related to the collaboration with Roche;
•
$36.8 million increase in inventory due to our continuing build-up of inventory corresponding to the increase in demand for our products; and
•
$26.2 million increase in accounts receivable due to the increase in demand for our products.

These changes were partially offset by a $73.7 million decrease in other assets due to lower balances in manufacturing-related deposits and prepaids and collaboration receivable balance and a $6.4 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities due to the timing and invoicing of payments.

Investing Activities

Cash used in investing activities was $1,075.8 million for the six months ended June 30, 2022, compared to $477.7 million of cash provided for the six months ended June 30, 2021. Cash used in investing activities for the six months ended June 30, 2022 primarily consisted of $1,137.6 million of purchases of available-for-sale securities and $14.6 million of purchases of property and equipment, partially offset by proceeds of $77.2 million from the maturity of available-for-sale securities.

Cash provided by investing activities for the six months ended June 30, 2021 primarily consisted of $436.0 million of maturities and sales of available-for-sale securities and $102.0 million of proceeds from the sale of Priority Review Voucher, partially offset by the following:

•
$30.0 million of purchases of available-for-sale securities; and
•
$27.0 million of purchases of property and equipment due to the continuing build-out of our facilities.

Financing Activities

Cash provided by financing activities was $5.3 million and $6.4 million for the six months ended June 30, 2022 and 2021, respectively. Cash provided by financing activities for the six months ended June 30, 2022 consisted of $5.3 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Cash provided by financing activities for the six months ended June 30, 2021 consisted of $12.8 million of proceeds from exercises of options and purchase of stock under our Employee Stock Purchase Program, offset by $6.3 million of taxes paid related to net share settlement of equity awards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of June 30, 2022, we had approximately $1,946.6 million of cash, cash equivalents, restricted cash and investments, comprised of $868.6 million of cash and cash equivalents, $1,059.5 of short-term investments and $18.5 million long-term restricted cash. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2022, we estimate that such hypothetical 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.4 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2022, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 14, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this report.

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

In addition, the impact of the ongoing COVID-19 pandemic has resulted in delays in processing reauthorizations and modifications to program benefits by insurers, making it difficult for patients to obtain or maintain favorable coverage decisions for our products. Furthermore, we cannot predict to what extent the COVID-19 pandemic, depending on its scale and duration, may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment or trends in employee attrition, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to our products and our net sales.

In some foreign countries, particularly Canada and the countries of Europe, Latin America and Asia Pacific, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take 12 to 24 months or longer after the receipt of regulatory approval and product launch. In order to obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to collect additional data, including conducting additional studies. Furthermore, several countries around the world have implemented government measures to either freeze or reduce pricing of pharmaceutical products. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, many foreign countries reference other countries’ official public list price, hence an unsatisfactory price level in one country could consequently impinge negatively upon overall revenue.

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

Additionally, in recent years, Congress has missed or nearly missed meeting appropriations or statutory deadlines to fund federal agencies or departments, or may fail to timely reauthorize programs at agencies such as the Food and Drug Administration, which has approval jurisdiction over our products. Uncertainty as to whether Congress will authorize or fund FDA activities, for example, could delay product-related approvals or result in other impacts to our business.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi Sankyo (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51), Entrada Therapeutics (notably for exon 44), PepGen (notably for exon 51) and BioMarin (BMN-351 for exon 51); (ii) gene therapies, such as Pfizer, Solid Biosciences (in partnership with Ultragenyx), Regenxbio and Bristol-Myers Squibb; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Vertex Pharmaceuticals, CRISPR Therapeutics, Editas Medicine, Beam Therapeutics Inc. (in partnership with Pfizer) and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Mallinckrodt, Antisense Therapeutics, Italfarmaco and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced in 2021 its plans to submit an IND for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it has announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

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

In addition, the impact of COVID-19 has caused disruptions and may cause delays in some of our clinical trials, and delays of reviews and approvals by the FDA and other health authorities. The recent responses to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of clinical trials, site initiation, protocol compliance, the completion of clinical trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, our most recent announcements for SRP-9001, SRP-9003 and SRP-5051 include: in July 2022, we announced additional data and analyses from Studies 102 and 103 for SRP-9001; in May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201 for SRP-5051; and in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of Duchenne and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

We rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product, and to provide labeling and packaging of vials and storage of our products and product candidates. The limited number of third parties with facilities and capabilities suited for the manufacturing process of our products and product candidates creates a risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. As of the date of this Report, we have dual sourcing for the APIs and drug product for all three of our commercial products.

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

We may not be able to successfully scale up manufacturing of our product candidates in sufficient quality and quantity or within targeted timelines, or be able to secure ownership of intellectual property rights developed in this process, which could negatively impact the commercial success of our products and/or the development of our product candidates.

Our focus remains on optimizing manufacturing for our follow-on exon skipping product candidates and other programs, including PPMO and gene therapy. We may not be able to successfully increase manufacturing capacity production of materials, APIs and drug products, whether in collaboration with third party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements, in a cost-effective manner, in a time frame required to meet our timeline for commercialization, clinical trials and other business plans, or at all.

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

During our work with our third-party manufacturers to increase and optimize manufacturing capacity, they may make proprietary improvements in the manufacturing processes for our products or product candidates. We may not own or be able to secure ownership of such improvements or may have to share the intellectual property rights to those improvements. Additionally, we may need additional processes, technologies and validation studies, which could be costly and which we may not be able to develop or acquire from third parties. Failure to secure the intellectual property rights required for the manufacturing process needed for large-scale clinical trials or the continued development of our product candidates could cause significant delays in our business plans or otherwise negatively impact the continued development of our product candidates.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 has led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the spread of COVID-19 in such settings. These responses may be extended by the duration of the outbreak, periodic spikes in infection rates due to new strains of the virus Omicron or otherwise, local outbreaks of the virus, the broad availability of effective vaccines, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. These actions have and may continue to negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

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
•
Operations: On March 13, 2020, to protect the health of our employees and their families, and our communities, and in accordance with direction from state and local government authorities, we instituted mandatory work-from-home for all employees and contingent workers other than those who are facility-dependent. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we reopened our offices to employees who are not facility-dependent and will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures, including travel restrictions, quarantines, and business shutdowns. If there is an increase in COVID-19 infection rates or new outbreaks, our operations may be adversely impacted. Remote working increases our vulnerability to cyber security breaches. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, including due to an outbreak in a facility, we risk a delay, default and/or nonperformance under existing agreements.

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

Turnover rates of key employees has varied substantially in recent years. Over the last two years, we have had several executive management changes. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Risks Related to our Financial Condition and Capital Requirements

We have incurred operating losses since our inception and we may not achieve or sustain profitability.

We incurred an operating loss of $298.0 million for the six months ended June 30, 2022. Our accumulated deficit was $3.5 billion as of June 30, 2022. Although we currently have three commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 16% in a single day or decreased as much as 12% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of June 30, 2022, there were approximately 87.5 million shares of common stock outstanding and outstanding awards to purchase 11.1 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2022, there were approximately 4.8 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.1 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
10.1	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	8-K	001-14895	10.1	6/3/22
10.2	Amendment no. 9 dated March 23, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019					X

31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 2, 2022	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2022	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)