Form 10-Q
period 2022-09-30
Sarepta Therapeutics, Inc.
filed 2022-11-02
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	87,782,576
(Class)	(Outstanding as of October 28, 2022)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of September 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,038,624	$2,115,869
Short-term investments	1,033,860	—
Accounts receivable	201,509	152,990
Inventory	221,192	186,212
Other current assets	130,744	149,028
Total current assets	2,625,929	2,604,099
Property and equipment, net	181,005	191,156
Intangible assets, net	13,057	14,239
Right of use assets	43,034	45,531
Other non-current assets	293,124	292,949
Total assets	$3,156,149	$3,147,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,461	$76,741
Accrued expenses	368,998	271,697
Deferred revenue, current portion	89,244	89,244
Other current liabilities	26,213	15,051
Total current liabilities	602,916	452,733
Long-term debt	1,542,770	1,096,876
Lease liabilities, net of current portion	35,229	41,512
Deferred revenue, net of current portion	507,494	574,244
Contingent consideration	36,900	43,600
Other non-current liabilities	—	11,000
Total liabilities	2,725,309	2,219,965
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 87,766,199 and 87,126,974 issued and outstanding at September 30, 2022, and December 31, 2021, respectively	9	9
Additional paid-in capital	4,235,028	4,134,768
Accumulated other comprehensive loss, net of tax	(3,205)	(20)
Accumulated deficit	(3,800,992)	(3,206,748)
Total stockholders’ equity	430,840	928,009
Total liabilities and stockholders’ equity	$3,156,149	$3,147,974

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Products, net	$207,774	$166,911	$607,836	$433,676
Collaboration	22,495	22,495	66,750	66,750
Total revenues	230,269	189,406	674,586	500,426

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	39,952	23,444	109,190	65,305
Research and development	216,707	139,115	663,286	573,886
Selling, general and administrative	104,787	61,127	330,943	204,605
Settlement and license charges	—	—	—	10,000
Amortization of in-licensed rights	178	178	535	527
Total cost and expenses	361,624	223,864	1,103,954	854,323
Operating loss	(131,355)	(34,458)	(429,368)	(353,897)

Other (loss) income, net:
Gain on contingent consideration, net	6,700	7,200	6,700	7,200
Loss on debt extinguishment	(125,441)	—	(125,441)	—
Other expense, net	(6,322)	(20,649)	(40,548)	(52,362)
Gain from sale of Priority Review Voucher	—	—	—	102,000
Total other (loss) income, net	(125,063)	(13,449)	(159,289)	56,838

Loss before income tax expense (benefit)	(256,418)	(47,907)	(588,657)	(297,059)
Income tax expense (benefit)	1,320	237	5,587	(260)
Net loss	(257,738)	(48,144)	(594,244)	(296,799)

Other comprehensive loss:
Unrealized losses on investments, net of tax	(720)	(22)	(3,185)	(23)
Total other comprehensive loss	(720)	(22)	(3,185)	(23)
Comprehensive loss	$(258,458)	$(48,166)	$(597,429)	$(296,822)

Net loss per share - basic and diluted	$(2.94)	$(0.60)	$(6.79)	$(3.72)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	87,628	79,880	87,465	79,695

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2021	87,127	$9	$4,134,768	$(20)	$(3,206,748)	$928,009
Exercise of options for common stock	18	—	997	—	—	997
Vest of restricted stock units/awards	289	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	3,993	—	—	3,993
Stock-based compensation	—	—	29,198	—	—	29,198
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(105,025)	(105,025)
BALANCE AT MARCH 31, 2022	87,496	9	4,168,956	(306)	(3,311,773)	856,886
Exercise of options for common stock	11	—	339	—	—	339
Vest of restricted stock units/awards	28	—	—	—	—	—
Stock-based compensation	—	—	102,892	—	—	102,892
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(2,179)	—	(2,179)
Net loss	—	—	—	—	(231,481)	(231,481)
BALANCE AT JUNE 30, 2022	87,535	9	4,272,187	(2,485)	(3,543,254)	726,457
Exercise of options for common stock	144	—	9,934	—	—	9,934
Vest of restricted stock units/awards	33	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	54	—	3,477	—	—	3,477
Stock-based compensation	—	—	50,418	—	—	50,418
Purchase of capped call share options for 2027 Notes	—	—	(127,305)	—	—	(127,305)
Partial settlement of capped call share options for 2024 Notes	—	—	26,317	—	—	26,317
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(720)	—	(720)
Net loss	—	—	—	—	(257,738)	(257,738)
BALANCE AT SEPTEMBER 30, 2022	87,766	$9	$4,235,028	$(3,205)	$(3,800,992)	$430,840

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2020	79,374	$8	$3,609,877	$3	$(2,848,129)	$761,759
Cumulative effect of accounting change to adopt ASU 2020-06	—	—	(156,953)	—	60,161	(96,792)
Exercise of options for common stock	108	—	4,683	—	—	4,683
Vest of restricted stock units/awards	204	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	4,543	—	—	4,543
Stock-based compensation	—	—	28,508	—	—	28,508
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(167,250)	(167,250)
BALANCE AT MARCH 31, 2021	79,748	8	3,490,658	(3)	(2,955,218)	535,445
Exercise of options for common stock	72	—	3,526	—	—	3,526
Vest of restricted stock units/awards	28	—	—	—	—	—
Shares withheld for taxes	(18)	—	(1,432)	—	—	(1,432)
Stock-based compensation	—	—	28,969	—	—	28,969
Unrealized gains from available-for-sale securities, net of tax	—	—	—	5	—	5
Net loss	—	—	—	—	(81,405)	(81,405)
BALANCE AT JUNE 30, 2021	79,830	8	3,521,721	2	(3,036,623)	485,108
Exercise of options for common stock	52	—	2,606	—	—	2,606
Vest of restricted stock units/awards	27	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	50	—	3,296	—	—	3,296
Stock-based compensation	—	—	26,684	—	—	26,684
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(48,144)	(48,144)
BALANCE AT SEPTEMBER 30, 2021	79,959	$8	$3,554,307	$(20)	$(3,084,767)	$469,528

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(594,244)	$(296,799)
Adjustments to reconcile net loss to cash flows from operating activities:
Gain on contingent consideration, net	(6,700)	(7,200)
Loss on debt extinguishment	125,441	—
Depreciation and amortization	31,311	27,872
Reduction in the carrying amounts of the right of use assets	9,182	10,112
Non-cash interest expense	6,027	5,617
Stock-based compensation	182,508	84,161
Loss on disposal of assets	5,456	448
Gain from sale of Priority Review Voucher	—	(102,000)
Impairment of equity investment	—	4,488
Other	(3,858)	3,516
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(48,519)	(48,447)
Net increase in inventory	(41,900)	(56,508)
Net decrease in other assets	34,398	74,155
Net decrease in deferred revenue	(66,750)	(66,750)
Net increase (decrease) in accounts payable, accrued expenses, lease liabilities and other liabilities	134,694	(46,511)
Net cash used in operating activities	(232,954)	(413,846)

Cash flows from investing activities:
Purchase of property and equipment	(22,860)	(36,284)
Purchase of available-for-sale securities	(1,509,316)	(29,988)
Maturity and sale of available-for-sale securities	476,722	466,000
Proceeds from sale of Priority Review Voucher	—	102,000
Other	(1,225)	(3,738)
Net cash (used in) provided by investing activities	(1,056,679)	497,990

Cash flows from financing activities:
Proceeds from 2027 Notes offering, net of commissions	1,127,400	—
Debt issuance costs for 2027 Notes	(162)	—
Repayment of principal amount due under 2019 Term Loan	(550,000)	—
Payment on debt extinguishment of 2019 Term Loan	(25,364)	—
Repurchase of 2024 Notes	(247,868)	—
Purchase of capped call share options for 2027 Notes	(127,305)	—
Partial settlement of capped call share options for 2024 Notes	26,317	—
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	18,740	18,654
Taxes paid related to net share settlement of equity awards	—	(6,333)
Net cash provided by financing activities	221,758	12,321

(Decrease) increase in cash, cash equivalents and restricted cash	(1,067,875)	96,465

Cash, cash equivalents and restricted cash:
Beginning of period	2,125,523	1,511,713
End of period	$1,057,648	$1,608,178

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,038,624	$1,599,113
Restricted cash in other assets	19,024	9,065
Total cash, cash equivalents and restricted cash	$1,057,648	$1,608,178

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$41,273	$39,727
Supplemental schedule of non-cash investing activities and financing activities:
Accrued debt issuance costs for 2027 Notes	$553	$—
Intangible assets and property and equipment included in accounts payable and accrued expenses	$5,511	$4,644
Lease liabilities arising from obtaining right of use assets	$12,281	$13,148
Lease liabilities terminated	$3,807	$19,967
Shares withheld for tax included in accrued expenses	$—	$1,432

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

As of September 30, 2022, the Company had approximately $2,091.5 million of cash, cash equivalents, restricted cash and investments, consisting of $1,038.6 million of cash and cash equivalents, $1,033.9 million of short-term investments and $19.0 million of long-term restricted cash. The Company believes that its balance of cash, cash equivalents, restricted cash and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2021 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 1, 2022. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2022, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 45 and 150 days. Three individual customers accounted for 48%, 35% and 7% of net product revenues for the three months ended September 30, 2022 and 49%, 34% and 7% of net product revenues for the nine months ended September 30, 2022. Three individual customers accounted for 45%, 39% and 11% of net product revenues for the three months ended September 30, 2021 and 47%, 40% and 10% of net product revenues for the nine months ended September 30, 2021. Three individual customers accounted for 39%, 36% and 9% of accounts receivable from product sales as of September 30, 2022 and 41%, 41% and 10% of accounts receivable from product sales as of December 31, 2021. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in its customers’ credit profile. As of September 30, 2022, the Company believes that such customers are of high credit quality.

As of September 30, 2022, the Company’s cash was concentrated at three financial institutions in the U.S., which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2021.

There have not been any material changes to the Company's accounting policies through September 30, 2022.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For the three and nine months ended September 30, 2022 and 2021, the Company recognized $22.5 million and $66.8 million of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). As of September 30, 2022, the Company has total deferred revenue of $596.7 million associated with the Roche Agreement, of which $89.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the options to acquire ex-U.S. rights to certain Duchenne-specific programs was $485.0 million as of September 30, 2022 and December 31, 2021.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three months and nine months ended September 30, 2022, costs reimbursable by Roche and reflected as a reduction to operating expenses were $22.0 million and $66.1 million, respectively. For the three and nine months ended September 30, 2021, costs reimbursable by Roche and reflected as a reduction to operating expenses were $29.4 million and $60.8 million, respectively. As of September 30, 2022, there was $21.9 million of collaboration receivable included in other current assets.

Lysogene S.A. and Henogen S.A.

In October 2018, the Company entered into a license and collaboration agreement to develop and commercialize LYS-SAF302, a gene therapy to treat Mucopolysaccharidosis type IIIA as well as an equity investment agreement with Lysogene S.A. (“Lysogene”). Under the license and collaboration agreement, in addition to the payment of up-front fees, the Company may be liable for a total of $102.8 million in development, regulatory and sales milestones. Furthermore, the Company may be required to make tiered royalty payments based on net sales of the LYS-SAF302 product subsequent to its commercialization. Beginning January 1, 2020, the Company began to reimburse Lysogene for expenses incurred in connection with development activities of LYS-SAF302. As of September 30, 2022, the Company owns 1,140,728 shares of common stock issued by Lysogene and recorded $0.7 million of equity investment in Lysogene as an other non-current asset in the Company’s unaudited condensed consolidated balance sheets.

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

The Company entered into a development, manufacturing and supply agreement with Henogen S.A. ("Henogen") in December 2019. Pursuant to the terms of the agreement, Henogen agreed to reserve manufacturing capacity within their facility to develop, manufacture and supply the Company with LYS-SAF302. On June 9, 2022, the Company and Henogen entered into an agreement to terminate the development, manufacturing and supply agreement. As a result, the Company recorded a charge of $17.1 million during the nine months ended September 30, 2022, which was recorded in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being exercised, the Company may be required to make up to $7.0 million in research milestone payments. Under these agreements, there are $188.6 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the net sales of the developed products upon commercialization. For the nine months ended September 30, 2022 and 2021, the Company recognized $6.0 million and $3.0 million of research, option and milestone expense, respectively, with no similar activity during the three months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022, the Company exercised options in a research and option agreement and recognized $5.0 million of up-front expense as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No such option exercises occurred during the three and nine months ended September 30, 2021. As of September 30, 2022, no additional research milestone payments became probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of September 30, 2022, the Company may be obligated to make up to $4.1 billion in future development, regulatory, commercial and up-front royalty milestone payments associated with its license and collaboration agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of September 30, 2022, which are discussed above. For the three months and nine months ended September 30, 2022, the Company recognized up-front and development milestone expenses of $5.5 million and $14.3 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2021, the Company recognized up-front, development milestone, settlement and other expenses of $4.5 million and $50.2 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

During the nine and twelve months ended September 30, 2022 and December 31, 2021, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$508,864	$508,864	$—	$—
Commercial paper	176,782	—	176,782	—
Government and government agency bonds	749,131	—	749,131	—
Corporate bonds	174,313	—	174,313	—
Strategic equity investments	33,244	669	—	32,575
Certificates of deposit	48,811	—	48,811	—
Total assets	$1,691,145	$509,533	$1,149,037	$32,575

Liabilities
Contingent consideration	$36,900	$—	$—	$36,900
Total liabilities	$36,900	$—	$—	$36,900

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$1,562,358	$1,562,358	$—	$—
Strategic equity investments	34,892	2,480	—	32,412
Certificates of deposit	250	250	—	—
Total assets	$1,597,500	$1,565,088	$—	$32,412

Liabilities
Contingent consideration	$43,600	$—	$—	$43,600
Total liabilities	$43,600	$—	$—	$43,600

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and the Company’s strategic investment in Lysogene.

The Company's assets with fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The pricing services use observable market inputs to determine value, which primarily consist of reportable trades. Certain of the government and government agency bonds with original maturities of less than three months are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2022.

The Company’s assets with fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) and strategic investments in two other private biotechnology companies. For more information related to Lacerta, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes-Merton option-pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investments in the other two private companies are recorded at fair value at the time of purchase as measured by their respective investment cost. At the end of each reporting period, the fair value of the Company's strategic investments will be adjusted if the issuers are to issue similar or identical equity securities or when there is a triggering event for impairment. During the three and nine months ended September 30, 2021, the Company recorded an impairment loss of $4.5 million related to its investment of one of the private companies. There was no similar activity during the three and nine months ended September 30, 2022, as no impairment indicators were identified nor were similar securities issued.

The Company’s contingent consideration liability is categorized as Level 3 within the fair value hierarchy and relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements of the Company’s Annual Report on Form 10-K for the year ended

December 31, 2021. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone, or shorten or lengthen the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

The following tables represent a roll-forward of the fair value of Level 3 financial liabilities for each of the periods indicated:

As of September 30, 2022
(in thousands)
Fair value, as of December 31, 2021	$43,600
Change in estimated fair value	(6,700)
Fair value, as of September 30, 2022	$36,900

As of September 30, 2021
(in thousands)
Fair value, as of December 31, 2020	$50,800
Change in estimated fair value	(7,200)
Fair value, as of September 30, 2021	$43,600

A net decrease of $6.7 million was recorded during the three and nine months ended September 30, 2022 to account for the change in fair value of existing contingent consideration liabilities. This change, which is recorded through earnings, was a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the probability of success of the underlying programs, the approval date of the underlying programs and the estimate of the amount of payments to be ultimately made. As of September 30, 2022, the contingent consideration was recorded as a non-current liability on the Company's unaudited condensed consolidated balance sheets.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximated fair value because of the short-term maturity of these financial instruments. For changes in the fair value and carrying amounts associated with the Company's obligations under debt agreements, refer to Note 10, Indebtedness.

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Money market funds	$508,864	$1,562,358
Government and government agency bonds	115,177	—
Total	$624,041	$1,562,358

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of September 30, 2022 was approximately three months. The Company did not hold any short-term investments classified as available-for-sale securities as of December 31, 2021.

The following tables summarize the Company’s cash, cash equivalents and short-term investments as of the periods indicated:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$923,447	$—	$—	$923,447
Commercial paper	176,782	—	—	176,782
Government and government agency bonds	751,456	30	(2,355)	749,131
Corporate bonds	175,193	1	(881)	174,313
Certificates of deposit	48,811	—	—	48,811
Total cash, cash equivalents and investments	$2,075,689	$31	$(3,236)	$2,072,484
As reported:
Cash and cash equivalents	$1,038,617	$7	$—	$1,038,624
Short-term investments	1,037,072	24	(3,236)	1,033,860
Total cash, cash equivalents and investments	$2,075,689	$31	$(3,236)	$2,072,484

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and money market funds	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
As reported:
Cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869

6. ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT SALES

As of September 30, 2022 and December 31, 2021, the Company's accounts receivable were $201.5 million and $153.0 million, respectively, both of which were related to products sales receivable, net of discounts and allowances.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2021	$799	$60,506	$2,798	$6,363	$70,466
Provision	8,756	76,845	9,508	28,839	123,948
Payments/credits	(9,193)	(70,645)	(8,930)	(18,397)	(107,165)
Balance, as of September 30, 2022	$362	$66,706	$3,376	$16,805	$87,249

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2020	$2,281	$41,771	$1,949	$4,969	$50,970
Provision	9,350	54,686	6,603	10,232	80,871
Payments/credits	(10,878)	(37,818)	(5,865)	(9,595)	(64,156)
Balance, as of September 30, 2021	$753	$58,639	$2,687	$5,606	$67,685

The following table summarizes the total reserves included in the Company’s unaudited condensed consolidated balance sheets for the periods indicated:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Reduction to accounts receivable	$19,307	$8,321
Component of accrued expenses	67,942	62,145
Total reserves	$87,249	$70,466

7. INVENTORY

The following table summarizes the components of the Company’s inventory for the periods indicated:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Raw materials	$57,981	$58,822
Work in progress	250,391	230,194
Finished goods	49,261	26,717
Total inventory	$357,633	$315,733

There were no material inventory reserves as of September 30, 2022 or December 31, 2021. Non-current inventory, which consists of raw materials and work in progress inventory, is included in other non-current assets in the Company's unaudited condensed consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond our normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Balance sheet classification
Inventory	$221,192	$186,212
Other non-current assets	136,441	129,521
Total inventory	$357,633	$315,733

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Manufacturing-related deposits and prepaids	$72,352	$93,656
Collaboration receivable	21,941	18,647
Prepaid clinical and pre-clinical expenses	12,287	12,667
Prepaid maintenance services	10,056	8,452
Prepaid research expenses	1,818	3,082
Prepaid insurance	1,231	5,282
Other	11,059	7,242
Total other current assets	$130,744	$149,028

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Non-current inventory	$136,441	$129,521
Manufacturing-related deposits and prepaids	98,068	112,765
Strategic investments	33,244	34,892
Restricted cash and investments	19,024	9,904
Prepaid clinical expenses	2,127	2,007
Other	4,220	3,860
Total other non-current assets	$293,124	$292,949

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Accrued contract manufacturing costs	$190,343	$104,311
Product revenue related reserves	67,942	62,145
Accrued employee compensation costs	42,689	48,299
Accrued clinical and pre-clinical costs	31,794	25,955
Accrued professional fees	13,888	9,381
Accrued royalties	7,862	11,965
Accrued income taxes	4,095	216
Accrued interest expense	2,935	1,045
Accrued collaboration cost sharing	1,868	2,887
Accrued sponsored research agreements	1,237	3,377
Other	4,345	2,116
Total accrued expenses	$368,998	$271,697

10. INDEBTEDNESS

2027 Convertible Notes Issuance

On September 16, 2022, the Company issued $1,150.0 million aggregate principal amount of convertible senior notes due on September 15, 2027 (the “2027 Notes”). The 2027 Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15, commencing on March 15, 2023. The net proceeds were $1,126.7 million after deducting the discounts and offering expenses of $23.3 million. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the 2027 Notes. The effective interest rate on the 2027 Notes is 1.67%. The aggregate issuance of the 2027 Notes includes the issuance of $20.0 million in aggregate principal amount of 2027 Notes to the Michael A. Chambers Living Trust, an entity affiliated with Michael Chambers, a member of the Company’s board of directors.

The 2027 Notes may be convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 7.0439 shares per $1,000 principal amount of the 2027 Notes (8,100,485 shares of the Company’s common stock in the aggregate), which represents a conversion price of $141.97 per share, subject to adjustment under certain conditions. Upon conversion, the Company may pay cash, shares of its common stock or a combination of cash and stock, as determined by the Company at its discretion.

The holders of the 2027 Notes may convert their 2027 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company's common stock, as described in the indenture agreement; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, March 15, 2027 until the close of business on the second trading day immediately before the maturity date.

The 2027 Notes are not redeemable by the Company prior to September 20, 2025. On or after September 20, 2025, the Company may redeem for cash all or any portion of the 2027 Notes at a redemption price equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Holders of the 2027 Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of its respective principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the indenture agreement for the 2027 Notes. The 2027 Notes contain customary covenants and events of default, occurrence of which permits the holders to accelerate all outstanding obligations, including principal and interest.

2022 Capped Call Transactions

In connection with the issuance of the 2027 Notes, the Company entered into privately negotiated capped call transactions with counterparties intended to minimize the impact of potential dilution upon conversion of the 2027 Notes (the “2022 Capped Calls”). The 2022 Capped Calls have an initial strike price of approximately $141.97 per share, which corresponds to the initial conversion price of the 2027 Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2027 Notes and have a cap price of approximately $210.32 per share. The 2022 Capped Calls cover, subject to anti-dilution adjustments, 8,100,485 shares of the Company’s common stock, which is the same number of shares of the Company’s common stock initially underlying the 2027 Notes. If, upon conversion of the 2027 Notes, the price of the Company’s common stock is between the strike price and the cap price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value equal to the difference between the price of the Company’s common stock at the conversion date and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped calls being exercised. The Company paid $127.3 million for the 2022 Capped Calls, which was recorded within additional paid-in capital.

2024 Convertible Notes Issuance

On November 14, 2017, the Company issued $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024 (the “2024 Notes”). The 2024 Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. The net proceeds were $559.4 million after deducting the discounts and offering expenses of $10.6 million. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the 2024 Notes. The effective interest rate on the 2024 Notes is 1.9%.

The 2024 Notes may be convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 13.621 shares per $1,000 principal amount of the 2024 Notes (7,763,970 shares of the Company's common stock in the aggregate), which represents a conversion price of $73.42 per share, subject to adjustment under certain conditions. Upon conversion, the Company may pay cash, shares of its common stock or a combination of cash and stock, as determined by the Company at its discretion.

The holders of the 2024 Notes may convert their 2024 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2017, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company's common stock, as described in the indenture agreement; and (4) at any time from, and including, May 15, 2024 until the close of business on the scheduled trading day immediately before the maturity date.

The 2024 Notes are not redeemable by the Company prior to the maturity date. Holders of the 2024 Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of its respective principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the indenture agreement for the 2024 Notes. The 2024 Notes contain customary covenants and events of default, occurrence of which permits the holders to accelerate all outstanding obligations, including principal and interest. The 2024 Notes contain customary covenants and events of default, occurrence of which permits the holders to accelerate all outstanding obligations, including principal and interest.

2017 Capped Call Transactions

In connection with the issuance of the 2024 Notes, the Company entered into privately negotiated capped call transactions with counterparties intended to minimize the impact of potential dilution upon conversion of the 2024 Notes (the “2017 Capped Calls”). The 2017 Capped Calls have an initial strike price of approximately $73.42 per share, which corresponds to the initial conversion price of the 2024 Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2024 Notes, and have a cap price of approximately $104.88 per share. The 2017 Capped Calls initially covered, subject to anti-dilution adjustments, 7,763,970 shares of the Company’s common stock, which is the same number of shares of the Company’s common stock initially underlying the 2024 Notes. If, upon conversion of the 2024 Notes, the price of the Company’s common stock is between the strike price and the cap price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value equal to the difference between the price of the Company’s common stock at the conversion date and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped calls being exercised. The Company paid $50.9 million for the 2017 Capped Calls, which was recorded within additional paid-in capital.

2024 Notes Repurchase

In connection with the issuance of the 2027 Notes, on September 14, 2022, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2024 Notes. The holders exchanged $150.6 million in aggregate principal value of 2024 Notes held by them for an aggregate payment of $248.6 million for full settlement of the principal value and accrued interest on such date. The repurchase was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for a debt extinguishment. The Company accounted for the debt extinguishment by recognizing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt as loss on debt extinguishment. Accordingly, on the repurchase date, the Company: (i) reduced the carrying value of repurchased 2024 Notes by $149.3 million, (ii) eliminated accrued interest of $0.8 million, and (iii) recorded $98.5 million of debt extinguishment expense which is included in the loss on debt extinguishment in the unaudited condensed consolidated statement of operations and comprehensive loss. The outstanding principal balance of the 2024 Notes as of September 30, 2022, after considering the repurchase discussed above, is $419.4 million, which is convertible into 5,712,253 shares of Company common stock.

2017 Capped Calls Partial Settlement

As a result of the repurchase of a portion of the 2024 Notes discussed above, on September 19, 2022, the Company entered into agreements with the 2017 Capped Calls counterparties to terminate a portion of the 2017 Capped Calls in a notional amount corresponding to the principal amount of the 2024 Notes repurchased. In connection with the termination, the Company received $26.3 million in cash from the counterparties, which was included within additional paid-in capital.

Termination of 2019 Term Loan

On September 16, 2022, using proceeds received from the issuance of the 2027 Notes described above, the Company prepaid in full all of its amounts outstanding with respect to the December 2019 Term Loan with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP and repaid in full all obligations due. The aggregate payoff amount was approximately $585.5 million, which includes $550.0 million of principal, additional loan consideration and premiums of $25.4 million, and accrued interest of $10.1 million through the repayment date. The loss on debt extinguishment was $26.9 million, and is included in the loss on debt extinguishment in the unaudited condensed consolidated statement of operations and comprehensive loss.

Derivatives

Embedded derivatives are required to be separated from the host contract and accounted for as a derivative instrument if the economic characteristics and risk of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract and if a separate instrument with the same terms as the embedded derivative would be a derivative instrument subject to the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 includes a scope exception for instruments issued by a reporting entity that are both (1) indexed to the reporting entity’s own stock and (2) classified in stockholders’ equity in the reporting entity’s statement of financial position.

All of the features of the 2027 Notes were evaluated to determine if separate accounting as a derivative instrument was required. The conversion feature in the 2027 Notes is indexed solely in the Company's common stock and since the Company retains the option to settle these notes in shares, the conversion feature qualified for a “scope exception” from treatment as a derivative since the conversion feature qualifies as “fixed for fixed”, meaning the settlement is equal to the difference between a fixed monetary amount of convertible notes and the fair value of a fixed number of the Company’s shares, and therefore, the Company did not separately account for it as a derivative. Other features of the notes, such as rights under certain default events, were not considered clearly and closely related to the economic characteristics and risks of the underlying debt host instrument, however, the fair value of these features were determined to be immaterial.

The capped calls are indexed solely to the Company’s common stock and classified in stockholders’ equity since Sarepta retains the right to receive shares, if there is an exercise of the capped call options. The premiums paid for the capped call options, equal to their fair value at inception, was recorded as a reduction to additional paid-in capital.

Total Debt Obligations

As of September 30, 2022 and December 31, 2021, the Company recorded approximately $1,542.8 million and $1,096.9 million as long-term debt on the unaudited condensed consolidated balance sheets, respectively.

The following table summarizes the Company’s debt facilities for the periods indicated:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Principal amount of the 2024 Notes	$419,371	$569,993
Principal amount of the 2027 Notes	1,150,000	—
Unamortized discount - debt issuance costs of 2024 Notes	(3,460)	(6,320)
Unamortized discount - debt issuance costs of 2027 Notes	(23,141)	—
Net carrying value of the convertible notes	1,542,770	563,673
Principal amount of the 2019 Term Loan	—	550,000
Unamortized discounts	—	(16,797)
Net carrying value of 2019 Term Loan	—	533,203
Total carrying value of debt facilities	$1,542,770	$1,096,876

Fair value of 2024 Notes	$704,422	$846,138
Fair value of 2027 Notes	1,194,609	—
Fair value of 2019 Term Loan	—	576,085
Total fair value of debt facilities	$1,899,031	$1,422,223

For the three months ended September 30, 2022 and 2021, contractual interest expense from debt facilities was $14.7 million and $16.0 million, inclusive of $2.0 million and $1.9 million of amortization of debt discounts, respectively. For the nine months ended September 30, 2022 and 2021, contractual interest expense from debt facilities was $46.5 million and $47.5 million, inclusive of $6.0 million and $5.6 million of amortization of debt discounts, respectively.

The fair value of the 2027 Notes and 2024 Notes is based on open market trades and is classified as Level 1 in the fair value hierarchy. The fair value of the December 2019 Term Loan is classified as Level 2 in the fair value hierarchy and is determined using a discounted cash flow analysis with market interest rates adjusted for credit risk as a significant input.

The following table summarizes the total principal payments due under the Company’s debt arrangements:

As of September 30, 2022
(in thousands)
2022 (October-December)	$—
2023	—
2024	419,371
2025	—
2026	—
2027	1,150,000
Total payments	$1,569,371

The aggregate annual maturities of long-term debt principal and contractual interest during the remainder of 2022, the years ended December 31, 2023, 2024, 2025, 2026, and 2027 are $3.9 million, $20.6 million, $440.0 million, $14.4 million, $14.4 million, and $1,164.4 million, respectively.

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	127,100	$59.84	91,200	$42.62	1,626,220	$47.54	1,522,947	$48.50
Restricted stock units*	65,657	$105.28	47,594	$83.37	925,167	$80.66	774,201	$86.34

*Included in 2022 RSUs are 38,500 shares with performance conditions which are related to regulatory approval of certain of the Company's product candidates. As of September 30, 2022, none of the performance conditions are probable of being achieved. If the performance milestones are achieved within the required time frame, the Company may recognize up to $3.1 million of stock-based compensation related to these grants. Stock options and the remaining RSUs granted during the periods presented in the table have only service-based criteria and vest over four years.

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

To determine the incremental compensation cost of the modification, the fair value of the modified awards was compared to the fair value of the original awards measured immediately before its terms or conditions were modified. As the Vested Tranche became immediately vested on the Effective Date, the Vested Tranche does not have service or market conditions. As such, the post-modification fair value for the Vested Tranche is based on the Black-Scholes-Merton option-pricing model, while the pre-modification fair value is based on a lattice model with Monte Carlo simulations. The Unvested Tranche represents awards with market conditions only. Both the pre- and post-modification fair values for the Unvested Tranche are determined by a lattice model with Monte Carlo simulations. The incremental costs related to varying increments of the Unvested Tranche will be recognized as stock-based compensation expense over their respective derived service periods, an output from the Monte Carlo simulation, and will be fully recognized over approximately 1.3 years from the date of modification.

During the three months ended September 30, 2022, 550,110 options relating to the Unvested Tranche met the conditions for vesting in that the average closing price of the Company's common stock exceeded $105.74 during 20 consecutive trading days in August 2022 and the compound annual growth rate of the Company's common stock exceeded that of the Nasdaq Biotech Index by greater than 5%. For the three and nine months ended September 30, 2022, the Company recorded $20.5 million and $94.2 million of stock-based compensation expense in total related to the Chief Executive Officer's awards, respectively. As of September 30, 2022, the Company is expected to recognize incremental compensation cost of $29.4 million over less than one year associated with the Unvested Tranche.

Stock-based Compensation Expense

For the three months ended September 30, 2022 and 2021, total stock-based compensation expense was $50.4 million and $26.7 million, respectively. For the nine months ended September 30, 2022 and 2021, total stock-based compensation expense was $182.5 million and $84.2 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$14,795	$12,031	$42,330	$36,017
Selling, general and administrative	35,623	14,653	140,178	48,144
Total stock-based compensation expense	$50,418	$26,684	$182,508	$84,161

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	$35,686	$13,912	$141,247	$48,518
Restricted stock awards/units	13,321	11,695	37,064	32,199
Employee stock purchase plan	1,411	1,077	4,197	3,444
Total stock-based compensation expense	$50,418	$26,684	$182,508	$84,161

12. OTHER (LOSS) INCOME, NET

The following table summarizes other (loss) income, net for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest expense	$(14,736)	$(15,995)	$(46,560)	$(47,477)
Interest income	4,780	148	7,362	259
Gain on contingent consideration, net*	6,700	7,200	6,700	7,200
Loss on debt extinguishment	(125,441)	—	(125,441)	—
Impairment of equity investment	—	(4,488)	—	(4,488)
Gain from sale of Priority Review Voucher	—	—	—	102,000
Other expense, net	3,634	(314)	(1,350)	(656)
Total other (loss) income, net	$(125,063)	$(13,449)	$(159,289)	$56,838

* The gain on contingent consideration, net is related to the fair value adjustment of the regulatory-related contingent payments that are accounted for as derivatives. Please see Note 4, Fair Value Measurements for further details.

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

13. LEASES

The Company has real estate operating leases in Cambridge, Andover and Burlington, Massachusetts, Dublin and Columbus, Ohio, and Durham, NC that provide for scheduled annual rent increases throughout each lease’s term. The Company has also identified a lease embedded in certain of its manufacturing and supply agreements as the Company determined that it controls the use of the facilities and related equipment therein. For more information related to manufacturing and supply agreements with Catalent, Inc. (“Catalent”), please read Note 21, Commitments and Contingencies of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Bedford, Massachusetts

On April 22, 2022, the Company entered into a lease agreement (the “Bedford Lease”) for 288,000 square feet of to-be-constructed research and development and manufacturing space in Bedford, Massachusetts. The term of the Bedford Lease commences upon the landlord’s completion of the initial construction of the core and shell of the building, at which time the Company will obtain control of the premises and commence internal construction activities. The lease is expected to commence prior to December 31, 2022. The Company is not involved in the initial construction of the core and shell of the building and will record the lease liability and right-of-use (“ROU”) asset on its unaudited condensed consolidated balance sheets when it obtains control of the premises, which is currently expected to be during the fourth quarter of 2022. The initial term of the Bedford Lease is anticipated to be 15 years commencing at the earlier of (i) date the certificate of occupancy is issued; or (ii) January 1, 2024, representing the commencement of the Company’s obligation to pay rent for the premises. The Company has two options to extend the lease for a period of ten years each, exercisable under certain conditions and at a market rate determined in accordance with the lease agreement.

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

Each expansion space commences on the date which approximates when the landlord will deliver control of that space for the Company to carry out design and construction activities (the “Columbus Commencement Date”). The Company is obligated to pay rent on each expansion space nine months after the Columbus Commencement Date. The Columbus Lease and Columbus Amendment expire on December 31, 2036, and the Company has options to extend the lease by five years in both 2036 and 2041. Each option is exercisable under certain conditions and at a market rate determined in accordance with the lease agreement. As a result of the Columbus Amendment, total undiscounted rent payments due over the 15-year term from the Columbus Lease Amendment Date aggregate to $38.9 million.

On June 1, 2022, the Company commenced design and constructions activities on an area of the premises of approximately 18,000 square feet (the “Second Expansion Space”) and, therefore, it was determined that the lease related to the Second Expansion Space had commenced on that date. The Company recorded an ROU asset and lease liability of $7.3 million related to the extended term of the lease of the original facility on the date of commencement.
14. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and nine months ended September 30, 2022 and 2021, there were no differences between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive due to the net loss position and, therefore, would be excluded from the diluted net loss per share calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss	$(257,738)	$(48,144)	$(594,244)	$(296,799)
Weighted-average common shares outstanding - basic	87,628	79,880	87,465	79,695
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	87,628	79,880	87,465	79,695
Net loss per share - basic and diluted	$(2.94)	$(0.60)	$(6.79)	$(3.72)

* For the three and nine months ended September 30, 2022 and 2021, stock options, RSAs, RSUs, and ESPP to purchase 11.2 million and 9.6 million shares of the Company’s common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of its 2027 Notes and 2024 Notes on diluted net earnings per share (“EPS”) using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is more dilutive. During the three and nine months ended September 30, 2022, the inclusion of the potential share settlement of the 2027 Notes was anti-dilutive. During the three and nine months ended September 30, 2022 and 2021 the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive. Accordingly, the potential conversion of 5,712,253 and 7,763,970 shares related to the 2024 Notes has been excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2022 and 2021, respectively, and the potential conversion of 8,100,485 shares related to the 2027 Notes has been excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2022.

15. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of September 30, 2022
(in thousands)
2022 (October-December)	$399,602
2023	418,429
2024	216,271
2025	96,642
2026	54,720
Thereafter	109,440
Total manufacturing commitments*	$1,295,104

* Total manufacturing commitments includes the Catalent Inc. manufacturing and supply agreement, for which the Company has right of use assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of September 30, 2022. For more information, please read Note 21, Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Thermo Fisher Scientific, Inc.

Under the development, commercial manufacturing, and supply agreement (as amended) with Thermo Fisher Scientific, Inc. ("Thermo"), the Company has committed to annual guaranteed purchases on a take-or-pay basis regardless of whether services or goods are ordered. During the three months ended June 30, 2022, the Company determined that it is probable that it will not satisfy the total guaranteed purchase requirements by December 31, 2022 based on work orders executed to date and the time remaining in the fiscal year 2022 to complete development work. As such, the Company recognized a loss of approximately $53.0 million during the three months ended June 30, 2022, reflecting the estimated shortfall related to the annual guaranteed purchase requirement for the manufacturing and supply of gene therapy materials. The loss has been classified as research and development expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022, with no similar activity in 2021.

For more information related to Thermo, please read Note 21, Commitments and Contingencies of the Annual Report on Form 10-K for the year ended December 31, 2021.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included or may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. We record a loss contingency reserve for a legal proceeding when we consider the potential loss probable and we can reasonably estimate the amount of the loss or determine a probable range of loss. We provide disclosure when we consider a loss reasonably possible or when we determine that a loss in excess of a reserve is reasonably possible. We provide an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless we believe that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for the matters described below as of September 30, 2022.

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

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO (PTAB Case Nos. IPR2021-01134, IPR2021-01135, IPR2021-01136, IPR2021-01137, IPR2021-01138, IPR2021-01139, IPR2021-01140) in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserts claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further seeks a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from University of Western Australia (“UWA”) (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). NS is seeking legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta has demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022.

On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintains all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta is also seeking a determination of invalidity of the NS Patents. Sarepta is seeking an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. On August 16, 2022, the Court entered a scheduling order with a trial scheduled to commence on May 13, 2024.

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
•
estimated timelines and milestones for 2022 and beyond, including releasing GMP product for SRP-9003 in 2022 and engaging with the FDA to discuss our next steps for the program and completing enrollment for Part B of Study 5051-201 by the end of 2022;
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
•
our estimates regarding our cash runway and statements about our future capital needs;
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

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, cell-penetrating peptide-conjugated PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021. In July 2022, the FDA placed Study 5051-201 on clinical hold following a serious adverse event of hypomagnesemia. The clinical hold was lifted in August 2022. We anticipate completing enrollment for Part B of Study 5051-201 by the end of 2022.

•
SRP-9001 (Duchenne gene therapy program) aims to express a smaller but still functional version of dystrophin. A unique, engineered dystrophin is used because naturally-occurring dystrophin is too large to fit in an adeno-associated virus (“AAV”) vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for SRP-9001 was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with Duchenne was initiated (Study 101). In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from the Phase 1/2a clinical trial in four individuals with Duchenne enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of SRP-9001 protein expression (Study 102). In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase). We announced topline results for Part 2 of Study 102 in January 2022. We have completed dosing in the first cohort in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. We also initiated our pivotal trial (Study 301) in October 2021 and are currently enrolling patients. In July 2022, we announced additional data from our Studies 102 and 103. In September 2022, we announced that we submitted a biologics license application.
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

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) capabilities that allow manufacturing and testing of our products and product candidates to support both clinical development as well as commercialization. We continue to refine and optimize our manufacturing processes and test methods. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. We have also opened facilities over the past several years which significantly enhanced our internal research and development capabilities. However, we currently do not have internal Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

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

Cash, Cash Equivalents, Restricted Cash and Investments

As of September 30, 2022, we had approximately $2,091.5 million of cash, cash equivalents, restricted cash and investments, consisting of $1,038.6 million of cash and cash equivalents, short-term investments of $1,033.9 million and $19.0 million of long-term restricted cash. We believe that our balance of cash, cash equivalents, restricted cash and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
	2022	2021	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$207,774	$166,911	$40,863	24%
Collaboration	22,495	22,495	—	(—)%
Total revenues	230,269	189,406	40,863	22%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	39,952	23,444	16,508	70%
Research and development	216,707	139,115	77,592	56%
Selling, general and administrative	104,787	61,127	43,660	71%
Amortization of in-licensed rights	178	178	—	(—)%
Total cost and expenses	361,624	223,864	137,760	62%
Operating loss	(131,355)	(34,458)	(96,897)	NM*
Other loss, net:
Gain on contingent consideration, net	6,700	7,200	(500)	(7)%
Loss on debt extinguishment	(125,441)	—	(125,441)	NM*
Other expense, net	(6,322)	(20,649)	14,327	(69)%
Total other loss, net	(125,063)	(13,449)	(111,614)	NM*

Loss before income tax expense	(256,418)	(47,907)	(208,511)	NM*
Income tax expense	1,320	237	1,083	NM*
Net loss	$(257,738)	$(48,144)	$(209,594)	NM*

Net loss per share - basic and diluted	$(2.94)	$(0.60)	$(2.34)	NM*

	For the Nine Months Ended September 30,
	2022	2021	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$607,836	$433,676	$174,160	40%
Collaboration	66,750	66,750	—	(—)%
Total revenues	674,586	500,426	174,160	35%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	109,190	65,305	43,885	67%
Research and development	663,286	573,886	89,400	16%
Selling, general and administrative	330,943	204,605	126,338	62%
Settlement and license charges	—	10,000	(10,000)	(100)%
Amortization of in-licensed rights	535	527	8	2%
Total cost and expenses	1,103,954	854,323	249,631	29%
Operating loss	(429,368)	(353,897)	(75,471)	21%
Other (loss) income, net:
Gain on contingent consideration, net	6,700	7,200	(500)	(7)%
Loss on debt extinguishment	(125,441)	—	(125,441)	NM*
Other expense, net	(40,548)	(52,362)	11,814	(23)%
Gain from sale of Priority Review Voucher	—	102,000	(102,000)	(100)%
Total other (loss) income, net	(159,289)	56,838	(216,127)	NM*

Loss before income tax expense (benefit)	(588,657)	(297,059)	(291,598)	98%
Income tax expense (benefit)	5,587	(260)	5,847	NM*
Net loss	$(594,244)	$(296,799)	$(297,445)	100%

Net loss per share - basic and diluted	$(6.79)	$(3.72)	$(3.07)	83%

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

The following tables summarize the components of our net product revenues, by product, for the periods indicated:

	For the Three Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
EXONDYS 51	$122,262	$115,598	$6,664	6%
AMONDYS 45	54,893	26,655	28,238	106%
VYONDYS 53	30,619	24,658	5,961	24%
Products, net	$207,774	$166,911	$40,863	24%

	For the Nine Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
EXONDYS 51	$365,772	$335,244	$30,528	9%
AMONDYS 45	153,183	33,784	119,399	NM*
VYONDYS 53	88,881	64,648	24,233	37%
Products, net	$607,836	$433,676	$174,160	40%

* NM: not meaningful

Net product revenues for our products for the three and nine months ended September 30, 2022 increased by $40.9 million and $174.2 million, respectively, compared with the three and nine months ended September 30, 2021. These increases primarily reflect increasing demand for our products in the U.S. and a full period of AMONDYS 45 sales during the nine months ended September 30, 2022 given its commercial launch in February 2021.

Collaboration revenue relates to our collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For both the three and nine months ended September 30, 2022 and 2021, we recognized $22.5 million and $66.8 million of collaboration revenue, respectively. For more information, please read Note 3, Collaboration and License Agreements within our Annual Report on Form 10-K for the year ended December 31, 2021.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) primarily consists of royalty payments to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, and AMONDYS 45 by the FDA in September 2016, December 2019, and February 2021, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in the three and nine months ended September 30, 2022 and 2021, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the products. For EXONDYS 51 and VYONDYS 53 sold in the three and nine months ended September 30, 2021, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $9.6 million and $18.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The following tables summarize the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$32,091	$12,302	$19,789	161%
Royalty payments	7,861	11,142	(3,281)	(29)%
Total cost of sales (excluding amortization of in-licensed rights)	$39,952	$23,444	$16,508	70%

	For the Nine Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$73,604	$36,940	$36,664	99%
Royalty payments	35,586	28,365	7,221	25%
Total cost of sales (excluding amortization of in-licensed rights)	$109,190	$65,305	$43,885	67%

The cost of sales (excluding amortization of in-licensed rights) for the three and nine months ended September 30, 2022 increased by $16.5 million, or 70%, and $43.9 million, or 67%, respectively, compared with the same periods in 2021. The changes for both periods primarily reflect increasing demand for our products as well as the increase in write-offs of certain batches of our products not meeting our quality specifications for the three and nine months ended September 30, 2022, as compared to the same period of 2021, partially offset by a decrease in royalty payments during the three months ended September 30, 2022 due to changes in the BioMarin royalty terms.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
SRP-9001	$114,462	$64,836	$49,626	77%
Other gene therapies	11,842	14,142	(2,300)	(16)%
PPMO platform	11,224	8,853	2,371	27%
Eteplirsen (exon 51)	9,531	4,930	4,601	93%
Casimersen (exon 45)	7,676	6,994	682	10%
Up-front, milestone and other expenses	5,500	4,515	985	22%
Golodirsen (exon 53)	2,066	4,171	(2,105)	(50)%
Collaboration cost-sharing	804	3,473	(2,669)	(77)%
Other projects	1,609	3,817	(2,208)	(58)%
Internal research and development expenses	73,833	52,785	21,048	40%
Roche collaboration reimbursement	(21,840)	(29,401)	7,561	(26)%
Total research and development expenses	$216,707	$139,115	$77,592	56%

	For the Nine Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
SRP-9001	$336,606	$218,445	$118,161	54%
Other gene therapies	47,101	84,092	(36,991)	(44)%
PPMO platform	37,346	29,350	7,996	27%
Eteplirsen (exon 51)	33,280	22,008	11,272	51%
Casimersen (exon 45)	25,089	26,795	(1,706)	(6)%
Up-front, milestone and other expenses	16,800	40,192	(23,392)	(58)%
Golodirsen (exon 53)	10,237	23,450	(13,213)	(56)%
Collaboration cost-sharing	3,362	10,251	(6,889)	(67)%
Other projects	9,358	12,595	(3,237)	(26)%
Internal research and development expenses	209,855	167,262	42,593	25%
Roche collaboration reimbursement	(65,748)	(60,554)	(5,194)	9%
Total research and development expenses	$663,286	$573,886	$89,400	16%

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$100,682	$61,646	$39,036	63%
Compensation and other personnel expenses	39,816	24,458	15,358	63%
Clinical trial expenses	35,901	23,310	12,591	54%
Facility- and technology-related expenses	21,983	18,174	3,809	21%
Stock-based compensation	14,795	12,031	2,764	23%
Up-front, milestone and other expenses	5,500	4,515	985	22%
Professional services	4,409	3,843	566	15%
Pre-clinical expenses	1,521	5,598	(4,077)	(73)%
Collaboration cost-sharing	804	3,473	(2,669)	(77)%
Research and other	13,136	11,468	1,668	15%
Roche collaboration reimbursement	(21,840)	(29,401)	7,561	(26)%
Total research and development expenses	$216,707	$139,115	$77,592	56%

Research and development expenses for the three months ended September 30, 2022 increased by $77.6 million, or 56%, compared with the three months ended September 30, 2021. The increase is primarily driven by the following:

•
$39.0 million increase in manufacturing expenses primarily due to a continuing ramp-up of SRP-9001 manufacturing;
•
$15.4 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•
$12.6 million increase in clinical trial expenses primarily due to a continuing ramp-up of our SRP-9001 gene therapy programs including our EMBARK program;
•
$3.8 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$2.8 million increase in stock-based compensation expense primarily due to changes in headcount and stock price;
•
$1.0 million increase in up-front and milestone expenses primarily due to $5.0 million of up-front payments as a result of the execution of certain research and license agreements and $0.5 million of expense incurred as a result of milestone achievements in certain research and license agreements, offset by $4.5 million of up-front payments as a result of the execution of certain research, option and license agreements during the same period of 2021;
•
$4.1 million decrease in pre-clinical expenses primarily due to a decrease in toxicology study activity in our PPMO platform;
•
$2.7 million decrease in collaboration cost-sharing expenses primarily due to the termination of the Lysogene S.A. (“Lysogene”) license and collaboration agreement and timing of expense incurred related to Genethon's micro-dystrophin drug candidate;
•
$1.7 million increase in research and other expenses driven by increases in lab-related expenses, partially offset by a decrease in sponsored research with academic institutions during the three months ended September 30, 2022; and
•
$7.6 million decrease in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

	For the Nine Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$347,250	$270,736	$76,514	28%
Compensation and other personnel expenses	106,462	83,351	23,111	28%
Clinical trial expenses	95,156	77,879	17,277	22%
Facility- and technology-related expenses	62,755	52,274	10,481	20%
Stock-based compensation	42,330	36,017	6,313	18%
Up-front, milestone and other expenses	16,800	40,192	(23,392)	(58)%
Professional services	13,581	9,659	3,922	41%
Pre-clinical expenses	7,387	16,580	(9,193)	(55)%
Collaboration cost-sharing	3,362	10,251	(6,889)	(67)%
Research and other	33,951	37,501	(3,550)	(9)%
Roche collaboration reimbursement	(65,748)	(60,554)	(5,194)	9%
Total research and development expenses	$663,286	$573,886	$89,400	16%

Research and development expenses for the nine months ended September 30, 2022 increased by $89.4 million, or 16%, compared with the nine months ended September 30, 2021. The increase is primarily driven by the following:

•
$76.5 million increase in manufacturing expenses primarily due to the $53.0 million shortfall payment accrual related to the gene therapy manufacturing and supply agreement with Thermo incurred during the three months ended June 30, 2022 and a continuing ramp-up of SRP-9001 manufacturing;
•
$23.1 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•
$17.3 million increase in clinical trial expenses primarily due to a continuing ramp-up of our SRP-9001 gene therapy programs including our EMBARK program;
•
$10.5 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$6.3 million increase in stock-based compensation expense primarily due to changes in headcount and stock price;
•
$23.4 million decrease in up-front, milestone and other expenses primarily due to a $28.7 million increase of an accrued sublicense fee to Nationwide and $11.5 million of expense incurred as a result of up-front payments and milestone achievements in certain research and license agreements during the nine months ended September 30, 2021, offset by $7.8 million of up-front payments as a result of the execution of certain research and license agreements, $4.5 million of expense incurred as a result of milestone achievements in certain research and license agreements and $4.5 million of option and termination expenses during the same period of 2022;
•
$3.9 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors;
•
$9.2 million decrease in pre-clinical expenses primarily due to a decrease in toxicology study activity in our PPMO platform;
•
$6.9 million decrease in collaboration cost sharing primarily due to the termination of the Lysogene license and collaboration agreement and timing of expense incurred related to Genethon's micro-dystrophin drug candidate;
•
$3.6 million decrease in research and other expenses primarily driven by decreases in sponsored research with academic institutions during the nine months ended September 30, 2022; and
•
$5.2 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

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

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Stock-based compensation	$35,623	$14,653	$20,970	143%
Compensation and other personnel expenses	31,030	21,785	9,245	42%
Professional services	26,401	13,464	12,937	96%
Facility- and technology-related expenses	8,489	8,428	61	1%
Other	3,372	2,800	572	20%
Roche collaboration reimbursement	(128)	(3)	(125)	NM*
Total selling, general and administrative expenses	$104,787	$61,127	$43,660	71%

* NM: not meaningful

Selling, general and administrative expenses for the three months ended September 30, 2022 increased by $43.7 million, or 71%, compared with the three months ended September 30, 2021. This increase was primarily driven by the following:

•
$21.0 million increase in stock-based compensation expense primarily due to additional expense recognized due to the Chief Executive Officer grant modification agreement executed in the three months ended June 30, 2022, which is recognized over the service period;
•
$9.2 million increase in compensation and other personnel expenses primarily due to a net increase in headcount; and
•
$12.9 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors.

	For the Nine Months Ended September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Stock-based compensation	$140,178	$48,144	$92,034	191%
Compensation and other personnel expenses	87,105	76,139	10,966	14%
Professional services	69,467	49,021	20,446	42%
Facility- and technology-related expenses	24,895	23,305	1,590	7%
Other	9,661	8,222	1,439	18%
Roche collaboration reimbursement	(363)	(226)	(137)	61%
Total selling, general and administrative expenses	$330,943	$204,605	$126,338	62%

Selling, general and administrative expenses for the nine months ended September 30, 2022 increased by $126.3 million, or 62%, compared with the nine months ended September 30, 2021. This increase was primarily driven by the following:

•
$92.0 million increase in stock-based compensation expense primarily due to the Chief Executive Officer grant modification executed during the three months ended June 30, 2022, which is recognized over the service period;
•
$11.0 million increase in compensation and other personnel expenses primarily due to a net increase in headcount;
•
$20.4 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors; and
•
$1.6 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts.

Settlement and license charges

In February 2021, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of AMONDYS 45 in the U.S. This was a result of a settlement and license agreement with BioMarin executed in July 2017. This amount, which was expensed to operations as incurred, is separately presented as settlement and license charges in the Company's unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. There was no such expense recognized during the same period of 2022.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2013, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the patent from the first commercial sale of each product. For both the three and nine months ended September 30, 2022 and 2021, we recorded amortization of in-licensed rights of approximately $0.2 million and $0.5 million, respectively.

Gain on contingent consideration, net

The gain on contingent consideration, net, relates to the fair value adjustment of the Company’s contingent consideration derivative liability related to regulatory-related contingent payments to Myonexus Therapeutics, Inc. (Myonexus) selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. During the three and nine months ended September 30, 2022 and 2021, the Company recognized a $6.7 million and $7.2 million net gain, respectively, to adjust the fair value of the contingent consideration.

Loss on debt extinguishment

On September 14, 2022, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding senior convertible notes due on November 15, 2024 (the “2024 Notes”) (see Note 10, Indebtedness). The holders exchanged $150.6 million in aggregate principal value of 2024 Notes held by them plus accrued interest of $0.8 million for an aggregate payment of $248.6 million. The Company accounted for the repurchase of the 2024 Notes as a debt extinguishment by recognizing the difference between the repurchase price of the debt and the net carrying amount of the extinguished debt as loss on debt extinguishment. The loss incurred on the extinguishment was $98.5 million.

On September 16, 2022, the Company repaid in full all of its amounts outstanding with respect to the December 2019 Term Loan and repaid in full all obligations to the lenders (see Note 10, Indebtedness). The aggregate payoff amount was approximately $585.5 million, which includes $550.0 million of principal amounts, additional loan consideration and premiums of $25.4 million, and accrued interest of $10.1 million through the repayment date. The loss incurred on the extinguishment was $26.9 million and represents the difference between the aggregate payoff amount and the net carrying amount of the December 2019 Term Loan.

Other expense, net

Other expense, net, primarily consists of interest income on our cash, cash equivalents and investments, interest expense on our debt facilities, amortization of investment and debt discounts, and unrealized gain or loss from our investment in our strategic investments. Our cash equivalents and investments consist of money market funds, commercial paper, government and government agency debt securities, corporate bonds and certificates of deposit. Interest expense includes interest accrued on our convertible notes and term loan.

For the three and nine months ended September 30, 2022, other expense, net, decreased by approximately $14.3 million and $11.8 million, respectively, compared with the three and nine months ended September 30, 2021. The decreases are primarily due to an increase in interest income due to the investment mix of our investment portfolio as well as a reduction of interest expense incurred as a result of the repayment of our December 2019 Term Loan, partially offset by losses on disposal of assets and an increase in the mark-to-market adjustment of our Level 1 strategic investment.

Gain from sale of Priority Review Voucher

In February 2021, we entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“PRV”) we received from the FDA in connection with the approval of AMONDYS 45. Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, we completed our sale of the PRV and received proceeds of $102.0 million, with no commission costs, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale. There was no similar activity during the nine months ended September 30, 2022.

Income tax expense (benefit)

Income tax expense for the three and nine months ended September 30, 2022 was approximately $1.3 million and $5.6 million, respectively. Income tax benefit for the nine months ended September 30, 2021 was approximately $0.3 million, while income tax expense for the three months ended September 30, 2021 was approximately $0.2 million. Income tax expense (benefit) for all periods presented relates to state and foreign taxes.

Liquidity and Capital Resources

On September 16, 2022, the Company issued $1,150.0 million aggregate principal amount of convertible senior notes due on September 15, 2027 (the “2027 Notes”). The 2027 Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15, commencing on March 15, 2023. The net proceeds were $1,126.7 million after deducting the discounts and offering expenses of $23.3 million. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the 2027 Notes.

The Company used the net proceeds from the 2027 Notes offering as follows:

•
approximately $585.5 million to repay borrowings, to pay accrued and unpaid interest and prepayment fees, and terminate its existing term note credit agreement;
•
approximately $248.6 million to repurchase a portion of its 2024 Notes, inclusive of any applicable premium and accrued interest;
•
approximately $127.3 million to pay the cost of new capped call transactions related to the 2027 Notes; and
•
the remaining net proceeds to fund general corporate purposes.

Refer to Note 10, Indebtedness for additional discussion of the Company’s outstanding indebtedness. The outstanding indebtedness as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Principal amount of the 2024 Notes	$419,371	$569,993
Principal amount of the 2027 Notes	1,150,000	—
Unamortized discount - debt issuance costs of 2024 Notes	(3,460)	(6,320)
Unamortized discount - debt issuance costs of 2027 Notes	(23,141)	—
Net carrying value of the convertible notes	1,542,770	563,673
Principal amount of the 2019 Term Loan	—	550,000
Unamortized discounts	—	(16,797)
Net carrying value of 2019 Term Loan	—	533,203
Total carrying value of debt facilities	$1,542,770	$1,096,876
Refer to Note 13, Leases to the unaudited condensed consolidated financial statements contained in Item 1 for a discussion of material changes to our leasing obligations.

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2022	As of December 31, 2021	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,038,624	$2,115,869	$(1,077,245)	(51)%
Short-term investments	1,033,860	—	1,033,860	NM*
Restricted cash and investments	19,024	9,904	9,120	92%
Total cash, cash equivalents and investments	$2,091,508	$2,125,773	$(34,265)	(2)%

Borrowings:
Convertible debt	$1,542,770	$563,673	$979,097	174%
Term loan	—	533,203	(533,203)	(100)%
Total borrowings	$1,542,770	$1,096,876	$445,894	41%

Working capital
Current assets	$2,625,929	$2,604,099	$21,830	1%
Current liabilities	602,916	452,733	150,183	33%
Total working capital	$2,023,013	$2,151,366	$(128,353)	(6)%

* NM: not meaningful

For the periods ended September 30, 2022 and December 31, 2021, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from our 2027 Notes offering, our collaboration arrangement with Roche, net proceeds from sale of the PRV, and net proceeds from our common stock offering. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions, repayment of term loan and a portion of our convertible debt and other working capital requirements. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond September 30, 2023, our cash requirements will depend extensively on our ability to advance our research, development and commercialization programs. We expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

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
•
the attainment of milestones and our obligations to make milestone payments to Myonexus's selling shareholders, StrideBio Inc., BioMarin, Lacerta Therapeutics, Inc., Nationwide, UWA and other institutions;
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

In our continuing operations, we have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. As of September 30, 2022, total obligations under debt, lease, and manufacturing arrangements were $1.7 billion, $67.6 million, and $1.3 billion, respectively with $21.4 million, $19.8 million and $777.8 million due in less than one year, and approximately $1.6 billion, $47.8 million and $517.3 million due in greater than one year. Additional information regarding our obligations under debt arrangements, leasing arrangements and manufacturing arrangements is provided in Note 10, Indebtedness, Note 13, Leases and Note 15, Commitments and Contingencies, to the unaudited condensed consolidated financial statements contained in Item 1. The material changes to our obligations under debt arrangements as reported in our Form 10-K for the year ended December 31, 2021 are described in Note 10, Indebtedness of this Form 10-Q.

For product candidates that are currently in various research and development stages, we may be obligated to make up to $4.1 billion of future development, regulatory, commercial and up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of September 30, 2022, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash flows

	For the Nine Months Ended
	September 30,
	2022	2021	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(232,954)	$(413,846)	$180,892	(44)%
Investing activities	(1,056,679)	497,990	(1,554,669)	NM*
Financing activities	221,758	12,321	209,437	NM*
(Decrease) increase in cash and cash equivalents	$(1,067,875)	$96,465	$(1,164,340)	NM*

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net loss adjusted for non-cash items and changes in net operating assets and liabilities, totaled $233.0 million and $413.8 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in operating activities for the nine months ended September 30, 2022 was primarily driven by the net loss of $594.2 million, adjusted for the following:

•
$182.5 million in stock-based compensation expense;
•
$125.4 million in loss on debt extinguishment of the 2024 Notes and 2019 Term Loan;
•
$31.3 million in depreciation and amortization expense; and

•
$20.7 million in other non-cash items.

These amounts were offset by the gain on contingent consideration of $6.7 million and $3.9 million in other non-cash items.

The net cash inflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$134.7 million increase in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to an accrual for the estimated shortfall payment to Thermo and the timing and invoicing of payments; and
•
$34.4 million decrease in other assets primarily due to lower consumption of manufacturing-related deposits during the period.

These amounts were partially offset by the following:

•
$66.8 million decrease in deferred revenue related to the collaboration with Roche;
•
$48.5 million increase in accounts receivable due to an increase in the demand of our products; and
•
$41.9 million increase in inventory due to our continuing build-up of inventory corresponding to the increase in demand for our products.

Cash used in operating activities for the nine months ended September 30, 2021 was primarily driven by the net loss of $296.8 million, adjusted for the following:

•
$84.2 million in stock-based compensation expense;
•
$27.9 million in depreciation and amortization expense; and
•
$24.2 million in other non-cash items.

These amounts were offset by the gain of $102.0 million recorded from the sale of the PRV and gain of $7.2 million from the change in fair value associated with the contingent consideration liability.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$66.8 million decrease in deferred revenue related to the collaboration with Roche;
•
$56.5 million increase in inventory due to our continuing build-up of inventory corresponding to the increase in demand for our products;
•
$48.4 million increase in accounts receivable due to the increase in demand for our products; and
•
$46.5 million increase in accounts payable, accrued expenses, lease liabilities and other liabilities due to the timing and invoicing of payments.

These changes were partially offset by a $74.2 million decrease in other assets due to lower balances in manufacturing-related deposits and prepaids and collaboration receivable balance.

Investing Activities

Cash used in investing activities was $1,056.7 million for the nine months ended September 30, 2022, compared to $498.0 million of cash provided for the nine months ended September 30, 2021. Cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of $1,509.3 million of purchases of available-for-sale securities and $22.9 million of purchases of property and equipment, partially offset by proceeds of $476.7 million from the maturity of available-for-sale securities.

Cash provided by investing activities for the nine months ended September 30, 2021 primarily consisted of $466.0 million of maturities and sales of available-for-sale securities and $102.0 million of proceeds from the sale of PRV, partially offset by $36.3 million of purchases of property and equipment due to the continuing build-out of our facilities and $30.0 million of purchases of available-for-sale securities.

Financing Activities

Cash provided by financing activities was $221.8 million and $12.3 million for the nine months ended September 30, 2022 and 2021, respectively. Cash provided by financing activities for the nine months ended September 30, 2022 consisted of the following:

•
$1,127.4 million in proceeds from the 2027 Notes offering, net of commissions;
•
$26.3 million in partial settlement of capped call share options for the 2024 Notes; and
•
$18.7 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

These amounts were partially offset by the following items:

•
$550.0 million for the repayment of the 2019 Term Loan;
•
$247.9 million in the repurchase of a portion of the 2024 Notes;
•
$127.3 million purchase of capped call share options for the 2027 Notes; and
•
$25.4 million for payment on the debt extinguishment of the 2019 Term Loan.

Cash provided by financing activities for the nine months ended September 30, 2021 consisted of $18.7 million of proceeds from exercises of options and purchase of stock under our Employee Stock Purchase Program, offset by $6.3 million of taxes paid related to net share settlement of equity awards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions in the U.S. As of September 30, 2022, we had approximately $2,091.5 million of cash, cash equivalents, restricted cash and investments, comprised of $1,038.6 million of cash and cash equivalents, $1,033.9 of short-term investments and $19.0 million long-term restricted cash. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2022, we estimate that such hypothetical 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.3 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2022, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this report.

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

In addition, the impact of the ongoing COVID-19 pandemic has resulted in delays in processing reauthorizations and modifications to program benefits by insurers, making it difficult for patients to obtain or maintain favorable coverage decisions for our products. Furthermore, we cannot predict to what extent the COVID-19 pandemic, depending on its scale and duration, an economic recession, changes in fiscal policy or general increase in unemployment rates may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment or trends in employee attrition, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to our products and our net sales.

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

The U.S. government and individual states continue to aggressively pursue healthcare reform, as evidenced by efforts in recent years to modify or repeal the Affordable Care Act and ongoing attempts to control and/or lower the cost of prescription drugs and biologics. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. The Affordable Care Act has been subject to modification and additional modifications may occur. There are, and may continue to be, judicial challenges to those efforts. Additionally, in August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which will take effect in 2023. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Legislative, administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway. We cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act, the Inflation Reduction Act, or other federal and state healthcare policy reform efforts including those aimed at drug pricing. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business.

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

Even though EXONDYS 51 was approved for marketing in the U.S. and in Israel, and VYONDYS 53 and AMONDYS 45 were approved for marketing in the U.S., we may not receive approval to commercialize these products in additional countries. In November 2016, we submitted a MAA for eteplirsen to the European Medicines Agency (the "EMA") and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018.

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

Historical revenues from eteplirsen, golodirsen and casimersen through our EAP outside the U.S. may not continue and we may not be able to continue to distribute eteplirsen, golodirsen and casimersen through our EAP.

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

Our business and financial results have not yet been adversely affected by Russia's invasion of Ukraine. As our revenue from countries outside of the United States increases, our access to patients in that region through our EAP and our ability to generate revenue from commercial sales of our products in Russia or Ukraine may be adversely affected. The United States and other nations have raised the possibility of sanctions on companies that do business with Russia or its allies, including Belarus. We also may be adversely impacted by sanctions imposed on third parties with which we do business, such as third party distributors and service providers of our EAP.

Any failure to maintain revenues from sales of eteplirsen, golodirsen or casimersen through our EAP and/or to generate revenues from commercial sales of these products exceeding historical sales due to issues under our EAP or due to global instability, like Russia's invasion of Ukraine, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave Life Sciences (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi Sankyo (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51), Entrada Therapeutics (notably for exon 44), PepGen (notably for exon 51) and BioMarin (BMN-351 for exon 51); (ii) gene therapies, such as Pfizer, Solid Biosciences (in partnership with Ultragenyx), Regenxbio and Bristol-Myers Squibb; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Myogene Bio, Vertex Pharmaceuticals, CRISPR Therapeutics, Editas Medicine, Beam Therapeutics Inc. (in partnership with Pfizer) and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Mallinckrodt, Antisense Therapeutics, Italfarmaco, Dystrogen, and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced in 2021 its plans to submit an IND for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it has announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

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

In addition, the process for adding new manufacturing capacity is lengthy and often causes delays in development efforts. Any interruption of the development or operation of those facilities due to, among other reasons, order delays for equipment or materials, equipment malfunctions, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters, such as earthquakes or fires, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in supply of our products, product candidates or materials.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the spread of COVID-19 in such settings. These responses may be extended by the duration of the outbreak, periodic spikes in infection rates due to new strains of the virus or otherwise, local outbreaks of the virus, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. These actions have and may continue to negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

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

Turnover rates of key employees has varied substantially in recent years. Over the last few years, we have had several executive management changes. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Risks Related to our Financial Condition and Capital Requirements

We have incurred operating losses since our inception and we may not achieve or sustain profitability.

We incurred an operating loss of $429.4 million for the nine months ended September 30, 2022. Our accumulated deficit was $3.8 billion as of September 30, 2022. Although we currently have three commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 8% in a single day or decreased as much as 11% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Broad market and industry factors may seriously affect the market price of a company’s stock, including ours, regardless of actual operating performance. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, inflation and increased interest rates and overall market volatility. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of September 30, 2022, there were approximately 87.8 million shares of common stock outstanding and outstanding awards to purchase 11.0 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2022, there were approximately 5.0 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.0 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

Risks Related to Our Convertible Senior Notes

Servicing our 1.50% notes due 2024 (the “2024 Notes”) and 1.25% notes due 2027 (the "2027 Notes", and together with the 2024 Notes, the "Notes") requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In 2017, we issued $570.0 million aggregate principal amount of Notes, pursuant to that certain indenture, dated as of November 14, 2019, between us, as issuer, and U.S. Bank National Association, as trustee. In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of 2027 Notes issued to the Michael A. Chambers Living Trust in a private placement. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2024 Notes, which are non-callable and mature in 2024, and the 2027 Notes, which mature in 2027, will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including the impact of increased interest rates and inflation, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our manufacturers, possibly resulting in manufacturing disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

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

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
4.1	Indenture, dated as of September 16, 2022, by and between Sarepta Therapeutics, Inc. and U. S. Bank Trust Company, National Association (including the form of the 1.250% Convertible Senior Note due 2027).	8-K	001-14895	4.1	9/19/22
4.2	Form of Note	8-K	001-14895	4.2	9/19/22
10.1	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Barclays Bank PLC.	8-K	001-14895	10.3	9/19/22
10.2	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.4	9/19/22
10.3	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Mizuho Markets Americas LLC.	8-K	001-14895	10.5	9/19/22
10.4	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Morgan Stanley & Co. LLC.	8-K	001-14895	10.6	9/19/22
10.5	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and RBC Capital Markets, LLC.	8-K	001-14895	10.7	9/19/22
10.6	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Barclays Bank PLC.	8-K	001-14895	10.8	9/19/22
10.7	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.9	9/19/22
10.8	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Mizuho Markets Americas LLC.	8-K	001-14895	10.10	9/19/22
10.9	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Morgan Stanley & Co. LLC.	8-K	001-14895	10.11	9/19/22
10.10	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and RBC Capital markets, LLC.	8-K	001-14895	10.12	9/19/22
31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 2, 2022	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)