Form 10-K
period 2022-12-31
Sarepta Therapeutics, Inc.
filed 2023-02-28
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, was approximately $6,561,646,013.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2023 was 87,981,885.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part II and Part III of this Annual Report on Form 10-K portions of its definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•
our expectation that our partnerships with manufacturers will support our clinical and commercial manufacturing capacity for our Duchenne muscular dystrophy gene therapy programs and Limb-girdle muscular dystrophy programs, while also acting as a manufacturing platform for potential future gene therapy programs, and our belief that our current network of manufacturing partners is able to fulfill the requirements of our commercial plan;
•
our plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved;
•
estimated timelines and milestones for 2023 and beyond, including announcing additional data for SRP-9001 in 2023, and meeting with the U.S. Food and Drug Administration (the “FDA”) in 2023 to discuss a potentially pivotal trial for SRP-9003;
•
our plan to expand our pipeline through internal research and development and through strategic transactions;
•
the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for our products;
•
our engagement with regulatory authorities outside of the U.S.;
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
•
the potential impact of the ongoing COVID-19 pandemic on our business, including our commercial sales, ongoing and planned clinical trials, manufacturing and operations;
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
•
Even though EXONDYS 51, VYONDYS 53 and AMONDYS 45 have received accelerated approval from the FDA, they face future post-approval development and regulatory requirements, which present additional challenges for us to successfully navigate.
•
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
•
We cannot predict whether historical revenues from eteplirsen, golodirsen and casimersen through our early access program ("EAP") outside the U.S. will continue or whether we will be able to continue to distribute our products through our EAP.
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
•
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

•
Because we are developing product candidates for the treatment of certain diseases in which there is little clinical experience and we are using new endpoints or methodologies, there is increased risk that the FDA, the European Medicines Agency (the "EMA") or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze;

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
•
We currently rely on third parties to manufacture our products and to produce our product candidates. Our dependence on these parties, including failure on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet commercial, EAP, clinical and pre-clinical product demand may impair the availability of product to successfully support various programs, including research and development and the potential commercialization of additional product candidates in our pipeline.

•
Products intended for use in gene therapies are novel, complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization of gene therapy programs, limit the supply of our product candidates or future approved products or otherwise harm our business.
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

PART I

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Limb-girdle muscular dystrophies (“LGMDs”) and other neuromuscular and central nervous system (“CNS”) related disorders.

Commercial Products

To date, we have developed and commercialized the following approved products for the treatment of Duchenne:

•
EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”) is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51 skipping. EXONDYS 51 uses our phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene.
•
VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene.
•
AMONDYS 45 (casimersen) Injection (“AMONDYS 45”) is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene.

Technology and Platforms

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

As part of our multifaceted approach to Duchenne, we are also developing gene therapy technologies to treat Duchenne. We are clinically developing a product candidate, SRP-9001, that aims to express a smaller but still functional version of dystrophin. We use a unique adeno-associated virus (“AAV”) vector called AAVrh.74 to transport the transgene – the genetic material that will make the protein of interest – to the target cells. A unique, engineered dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV.

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

LGMDs are autosomal recessive, monogenic, rare neuromuscular diseases caused by missense and deletion mutations. These diseases affect males and females equally. Some types of LGMDs affect skeletal muscle and cardiac muscle. More severe forms of LGMDs mimic Duchenne. LGMDs as a class affect an estimated range of approximately 1 in every 14,500 to 1 in every 123,000 individuals. Currently, there are no approved treatment options for LGMDs.

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

Our Commercial Products

EXONDYS 51. We launched our first commercial product, EXONDYS 51, in 2016. EXONDYS 51 is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51 skipping. EXONDYS 51 uses our PMO chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene. PMO-based compounds are synthetic compounds that bind to complementary sequences of RNA by standard Watson-Crick nucleobase pairing. The two key structural differences between PMO-based compounds and naturally occurring RNA are that the PMO nucleobases are bound to synthetic morpholino rings instead of ribose rings, and the morpholino rings are linked by phosphorodiamidate groups instead of phosphodiester groups. Replacement of the negatively charged phosphodiester in RNA with the uncharged phosphorodiamidate group in PMO eliminates linkage ionization at physiological pH. Due to these modifications, PMO-based compounds are resistant to degradation by plasma and intracellular enzymes. Unlike the RNA-targeted technologies such as siRNAs and DNA gapmers, PMO-based compounds operate by steric blockade rather than by cellular enzymatic degradation to achieve their biological effects. Thus, PMOs use a fundamentally different mechanism from other RNA-targeted technologies.

EXONDYS 51 targets the most frequent series of mutations that cause Duchenne. Approximately 13% of Duchenne patients are amenable to exon 51 skipping.

VYONDYS 53. We launched VYONDYS 53 in 2019. VYONDYS 53 is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene. VYONDYS 53 has the potential to treat up to 8% of Duchenne patients who are amenable to exon 53 skipping.

AMONDYS 45. We launched AMONDYS 45 in the first quarter of 2021. AMONDYS 45 is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene. AMONDYS 45 has the potential to treat up to 8% of Duchenne patients who are amenable to exon 45 skipping.

We are conducting various clinical trials for EXONDYS 51, VYONDYS 53 AND AMONDYS 45, including studies that are required to comply with our post-marketing FDA requirements and commitments to verify and describe the clinical benefit of the three products.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded net revenues of $843.8 million, $612.4 million and $455.9 million, respectively, related to the sale of our products.

Our Pipeline – Key Programs

SRP-5051 (Duchenne PPMO program) uses our next-generation chemistry platform, PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. The PPMO technology features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced delivery into the cell. In pre-clinical research, our proprietary class of PPMO compounds demonstrated an increase in dystrophin production and a more durable response compared to PMO. In addition, PPMO treatment in non-human primates resulted in high levels of exon-skipping in skeletal, cardiac and smooth muscle tissues. Pre-clinical trials also indicated that PPMOs may require less frequent dosing than PMOs, and that PPMOs could potentially be tailored to reach other organs beyond muscle.

In 2019, we commenced a multiple ascending dose study for the treatment of Duchenne with SRP-5051 in patients who are amenable to exon 51 skipping (“Study 5051-201”). In December 2020 and May 2021, we announced results from Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021 and are currently enrolling. In August 2022, the FDA lifted the clinical hold placed on Study 5051-201 following a serious adverse event of hypomagnesemia. We anticipate Part B of Study 5051-201 to be our potentially pivotal trial.

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

In the fourth quarter of 2017, an investigational new drug (“IND”) application for SRP-9001 was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with Duchenne was initiated (Study 101). In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from Study 101 in four individuals with Duchenne enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase ("CK") data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of SRP-9001 protein expression (Study 102). In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of the 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase). We announced topline results for Part 2 of Study 102 in January 2022. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001 (Study 103). In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. We also initiated our pivotal trial of SRP-9001 for the treatment of Duchenne (Study 301) in October 2021 and expect the data read out in the fourth quarter of 2023. In July 2022, we announced additional data from Study 102 and Study 103.

In September 2022, we announced that we submitted a biologics license application (“BLA”) seeking accelerated approval of SRP-9001 for the treatment of ambulant individuals with Duchenne. In November 2022, the FDA accepted for filing and granted priority review for the BLA for SRP-9001 with an anticipated regulatory action date of May 29, 2023.

SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various types of LGMDs. Our LGMD programs use the AAVrh.74 vector, the same vector used in our SRP-9001 gene therapy program, to transfect a restorative gene. The most advanced of our LGMD product candidates, SRP-9003, aims to treat LGMD2E, also known as beta-sarcoglycanopathy, a severe and debilitating form of LGMD characterized by progressive muscle fiber loss, inflammation and muscle fiber replacement with fat and fibrotic tissue. SRP-9003 is designed to transfect a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. SRP-9003 has generated positive pre-clinical safety and efficacy data utilizing the AAVrh.74 vector.

A Phase 1/2a trial of SRP-9003 commenced in the fourth quarter of 2018. In February 2019, we announced two-month biopsy data from the first three-patient cohort dosed in the SRP-9003 trial, and in October 2019, we announced nine-month functional data from these three patients. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. We also announced one-year functional data in the high-dose cohort and two-year functional data in the low-dose cohort in March 2021. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. We plan to meet with the FDA in 2023 to discuss our potentially pivotal trial.

The chart below summarizes the status of our programs, including those with our strategic partners:

SAREPTA THERAPEUTICS

Our Pipeline

Information is current as of 1/1/2023, updates are made on a quarterly basis

Program Name	Discovery/Preclinical	Clinical	Commercial
RNA Targeted Therapies PMO[1]			
EXONDYS 51 (eteplirsen)[2]	Duchenne		
VYONDYS 53 (golodirsen)[2]	Duchenne		
AMONDYS 45 (casimersen)[2]	Duchenne		
RNA Targeted Therapies PPMO[3]			
SRP-5051 (vesleteplirsen)	Duchenne		
Other Exon Targets[4]	Duchenne		
Gene Therapy			
SRP-9001[5] (delandistrogene moxeparvovec)	Duchenne		
GALGT2 - Nationwide Children's	Duchenne		
GNT 0004 - Genethon	Duchenne		
SRP-9003 (bidridistrogene xeboparvovec)	LGMD2E/R4 β-sarcoglycan		
SRP-9004 (patidistrogene bexoparvovec)	LGMD2D/R3 α-sarcoglycan		
SRP-6004	LGMD2B/R2 Dysferlin		
Other LGMD Targets[6]	LGMD		
Other Targets	Multiple		
Gene Editing			
CRISPR/CAS9 - Duke University	Duchenne		
CRISPR/CAS9 - Harvard University	Duchenne		

[1]Phosphorodiamidate morpholino oligomers
[2]Candidate received accelerated approval in the U.S., confirmatory studies are ongoing
[3]Peptide phosphorodiamidate morpholino oligomers
[4]Other exon targets in development: 44, 45, 50, 52, and 53
[5]Roche has the exclusive rights to launch and commercialize SRP-9001 outside the United States
[6]Other LGMD targets in development: SRP-9005 (LGMD2C/R5 γ-sarcoglycan), SRP-9006 (LGMD2L/R12 Anoctamin 5), and Calpain 3 (LGMD2A/R1)

Duchenne - Duchenne muscular dystrophy
LGMD - Limb-girdle muscular dystrophy

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

For our commercial products, we have worked with our existing CMOs to increase product capacity from mid-scale to large-scale. While there is a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of CMOs is able to fulfill these requirements, and is capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we are building internal manufacturing expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing supply, while closely partnering with manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing capacity for our SRP-9001 Duchenne program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical production and testing, and commercial manufacturing. Aldevron is providing GMP-grade plasmid for our SRP-9001 Duchenne program and LGMD programs, as well as plasmid source material for future gene therapy programs, such as CMT and other neuromuscular and CNS related disorders.

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

F. Hoffman-La Roche Ltd

License, Collaboration, and Option Agreement

On December 21, 2019, we entered into a license, collaboration, and option agreement (the “Collaboration Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) pursuant to which we granted Roche an exclusive license under certain of our intellectual property rights to develop, manufacture, and commercialize SRP-9001 in all countries outside of the U.S. We retained all rights to SRP-9001 in the U.S. The transaction closed on February 4, 2020. We have entered into Amendments 1 through 10 to the Collaboration Agreement on: October 23, 2020, October 28, 2020, February 4, 2021, June 23, 2021, August 31, 2021, November 30, 2021, January 5, 2022, January 28, 2022, April 4, 2022, and July 26, 2022, respectively.

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

Financial Terms

In consideration for the rights that we granted and for prepaid funding for development activities, in February 2020, Roche and Roche Finance Ltd, an affiliate of Roche (“Roche Finance”), together paid us an up-front payment of approximately $1.2 billion. Of the $1.2 billion cash received from Roche, (i) $312.1 million, net of issuance costs, was allocated to the approximately 2.5 million shares of our common stock issued to Roche based on the closing price when the shares were issued, (ii) $485.0 million was allocated to the option to purchase the Option Products, and (iii) $348.7 million was allocated to a single, combined performance obligation comprised of: (i) the license of IP relating to SRP-9001 transferred to Roche, (ii) the related research and development services provided under the joint global development plan, (iii) the services provided to manufacture clinical supplies of SRP-9001, and (iv) our participation in a joint steering committee with Roche, because we determined that the license of IP and related activities were not capable of being distinct from one another. Additionally, we are eligible to receive up to $1.7 billion in development, regulatory and sales milestone payments with respect to SRP-9001.

In addition, the Collaboration Agreement provides that Roche will pay us royalties on net sales of SRP-9001, at a tiered royalty rate based on the average cost to manufacture SRP-9001.

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

Myonexus Therapeutics Inc.

On May 3, 2018, we purchased from Myonexus Therapeutics Inc. (“Myonexus”), a privately-held Delaware corporation, a warrant to purchase common stock of Myonexus (the “Warrant”), which, in combination with amendments to the Myonexus certificate of incorporation, provided us with an exclusive option (the “Option”) to acquire Myonexus. In consideration for the Warrant, we made an up-front payment of $60.0 million to Myonexus. On February 27, 2019, we announced that we exercised the exclusive option to acquire Myonexus and, on April 4, 2019, we paid the Myonexus shareholders approximately $173.8 million and completed the acquisition of Myonexus. As part of the consideration for the transaction, we are required to make contingent payments to the former shareholders of Myonexus upon achievement of a threshold amount of net sales of Myonexus products and the receipt and subsequent sale of a Priority Review Voucher (“PRV”) with respect to a Myonexus product.

BioMarin Pharmaceutical Inc.

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

The license granted to us by BioMarin is co-exclusive with BioMarin, with respect to the Licensed Patents, and is non-exclusive with respect to Licensed Know-How. Pursuant to the amendment to the License Agreement dated November 17, 2021 (the “2021 Amendment”), BioMarin exercised its right to convert the exclusive license under the Licensed Patents to the current co-exclusive license.

Under the terms of the License Agreement, we were required to pay BioMarin an up-front payment of $15.0 million. Pursuant to the 2021 Amendment, BioMarin is eligible to receive up to $20.0 million from us per dystrophin gene exon (other than exon 51) targeted by one or more Products in specified regulatory milestones, as well as an additional $10.0 million milestone, payable following the regulatory approval of eteplirsen by the EMA. BioMarin is also eligible to receive through June 30, 2022 royalties segmented by specified geographic markets, in some jurisdictions dependent on the existence of a patent, ranging from 4% to 8% of net sales on a product-by-product and country-by-country basis. Beginning July 1, 2022, pursuant to the 2021 Amendment, BioMarin was eligible to receive royalties of 4% in the U.S. and 5% outside the U.S. of net sales of Products covered by a Licensed Patent on a product-by-product and country-by-country basis.

Milestones and royalties are payable with respect to the Products through June 30, 2022. Beginning July 1, 2022, pursuant to the 2021 Amendment, milestones and royalties are payable only with respect to the Products covered by a Licensed Patent. Beginning July 1, 2022, pursuant to the 2021 Amendment, the royalty term applicable to the Products covered by a Licensed Patent will expire upon March 31, 2024 in the U.S. and December 31, 2024 outside the U.S. The royalties for all Products covered by a Licensed Patent are subject to reductions, including for generic competition and, under specified conditions, for a specified portion of payments that we may become required to pay under third-party license agreements, subject to a maximum royalty reduction.

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

Under the terms of the Settlement Agreement, we made an up-front payment of $20.0 million to BioMarin.

University of Western Australia

In April 2013, we entered into an agreement with UWA under which an existing exclusive license agreement between the two parties was amended and restated and, in June 2016, we entered into the first amendment to the license agreement (the “UWA License Agreement”). The UWA License Agreement grants us specific rights to compounds for the treatment of Duchenne by inducing exon skipping. EXONDYS 51, VYONDYS 53 and AMONDYS 45 fall under the scope of the license agreement. Under the UWA License Agreement, we are required to make payments of up to $6.0 million in the aggregate to UWA based on the successful achievement of certain development and regulatory milestones relating to EXONDYS 51, VYONDYS 53, AMONDYS 45 and up to three additional product candidates. As of December 31, 2022, $4.2 million of the $6.0 million development and regulatory milestone payments had been made. We are also obligated to make payments to UWA of up to $20.0 million upon the achievement of certain sales milestones. Additionally, we are required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the UWA License Agreement.

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

Eteplirsen

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
U.S. RE47,751[1]	United States	Methods of Use	June 28, 2025	UWA
U.S. 9,018,368	United States	Composition of Matter	June 28, 2025	UWA
US 10,781,451	United States	Composition of Matter	June 28, 2025	UWA
U.S. RE48,468[2]	United States	Methods of Use	October 27, 2028	BioMarin/AZL
U.S. RE47,769[3]	United States	Composition of Matter	February 2, 2029	UWA
U.S. 9,506,058	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,364,431	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,337,003	United States	Methods of Use	March 14, 2034	Sarepta

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
Reissue of U.S. 9,243,245.
3.
Reissue of U.S. 7,807,816, which previously was involved in U.S. Patent Interference No. 106,008 (Judgment dated September 20, 2016 ordered cancellation of all claims of U.S. Application No. 13/550,210 to BioMarin (AZL). Appeal by BioMarin (AZL) to the Court of Appeals for the Federal Circuit (Case No. 2017-1078) voluntarily dismissed July 27, 2017.)

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
EP 1 766 010 B1	Europe	Composition of Matter & Methods of Use	June 28, 2025	UWA
EP 3 238 737 B1	Europe	Composition of Matter	October 27, 2028	BioMarin/AZL

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

The various types of regulatory exclusivity for which our products have been granted and our product candidates are anticipated to be eligible to receive are generally discussed below, under ‘Government Regulation’ – ‘Data and Market Exclusivities’ and ‘Orphan Drug Designation and Exclusivity’. In connection with its FDA approval on December 12, 2019, the FDA granted VYONDYS 53 (golodirsen) new chemical entity ("NCE") exclusivity until December 12, 2024, and Orphan Drug Exclusivity until December 12, 2026.

Casimersen

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
U.S. 9,447,415	United States	Composition of Matter	June 28, 2025	UWA
U.S. RE48,960[1]	United States	Compositions of Matter and Methods of Use	June 28, 2025	UWA
U.S. 9,228,187	United States	Composition of Matter	November 12, 2030	UWA
U.S. 9,758,783	United States	Methods of Use	November 12, 2030	UWA
U.S. 10,287,586	United States	Composition of Matter	November 12, 2030	UWA
U.S. 10,781,450	United States	Methods of Use	November 12, 2030	UWA

1.
Reissue of U.S. 8,524,880.

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
EP 2 499 249 B1	Europe	Composition of Matter & Methods of Use	November 12, 2030	UWA

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

Clinical trials involve the administration of the product candidate to healthy volunteers or patient participants under the supervision of a qualified principal investigator. Clinical trials are conducted under protocols detailing the objectives of the study, the administration of the investigational product, subject selection and exclusion criteria, study procedures, parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as a submission to the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s Good Clinical Practice (“GCP”) requirements and federal and state laws and regulations protecting study subjects. Further, each clinical trial must be reviewed and approved by the IRB at or servicing each institution in which the clinical trial will be conducted. The IRB will consider, among other things, rationale for conducting the trial, clinical trial design, participant informed consent, ethical factors, the safety and rights of human subjects and the possible liability of the institution. The FDA can temporarily or permanently halt a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The IRB may also require the clinical trial at a particular site be halted, either temporarily or permanently, for failure to comply with GCP or the IRB’s requirements, or may impose other conditions.

Clinical trials typically are conducted in three sequential drug development phases (Phases 1, 2 and 3) prior to approval, and a portion of these phases may overlap. A fourth post-approval phase (Phase 4) may include additional clinical trials. A general description of clinical trials conducted in each phase of development is provided below. However, the number of study subjects involved in each phase of drug development for rare diseases can be significantly less than typically expected for more common diseases with larger patient populations:

•
Phase 1. Phase 1 clinical trials involve the initial introduction of the drug into human subjects. These studies are usually designed to determine the safety of single and multiple doses of the compound and determine any dose limiting toxicities or intolerance, as well as the metabolism and pharmacokinetics of the drug in humans. Phase 1 studies usually involve fewer than 100 subjects and are conducted in healthy adult volunteers, unless it is unethical to administer the study drug to healthy volunteers, in which case they are tested in patients.
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

The Food and Drug Administration Safety and Innovation Act (“FDASIA”) enacted and signed into law in 2012 amended the criteria for the fast track and accelerated approval pathways and, as a result, the pathways now share many common eligibility criteria. FDASIA provides both the sponsor companies and the FDA with greater flexibility and expedited regulatory mechanisms. The statute clarifies that a fast track product may be approved pursuant to an accelerated approval (Subpart – H) or under the traditional approval process. In addition, FDASIA codified the accelerated approval pathway as separate and apart from the fast track pathway, meaning that for drugs to be eligible for accelerated approval, they do not need to be designated under the fast track pathway. FDASIA reinforces the FDA’s authority to grant accelerated approval of a drug that treats a serious condition and generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit (i.e., an intermediate clinical endpoint). Approvals of this kind typically include requirements for appropriate post-approval Phase 4 clinical trials to confirm clinical benefit. FDASIA retains this requirement and further requires those studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical benefit. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) signed by President Biden on December 29, 2022 as part of the Consolidated Appropriations Act, 2023 (H.R. 2617) includes numerous reforms to the accelerated approval process for drugs and biologics and enables FDA to require, as appropriate, that a post-approval study be underway prior to granting accelerated approval. FDORA also expands the expedited withdrawal procedures already available to FDA to allow the agency to use expedited procedures if a sponsor fails to conduct any required post-approval study of the product with due diligence including with respect to “conditions specified by the Secretary of HHS.” FDORA also adds the failure of a sponsor of a product approved under accelerated approval to conduct with due diligence any required post-approval study with respect to such product or to submit timely reports with respect to such product to the list of prohibited acts in the Food, Drug, and Cosmetic Act.

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

Foreign Regulatory Requirements

In 2018, the Committee for Medicinal Products for Human Use (“CHMP”) within the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion.

As of the date of this Annual Report, EXONDYS 51, VYONDYS 53 and AMONDYS 45 have only been approved for sale and marketing in the U.S. by the FDA, and EXONDYS 51 has been approved in addition for sale and marketing in Israel by the Israeli Ministry of Health.

Thus, in addition to regulations in the U.S., our business is subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Irrespective of whether it concerns an FDA approved or investigational drug, the commencement of clinical trials and the subsequent marketing of a drug product in foreign countries are subject to preliminary approvals from the corresponding regulatory authorities of such countries. For example, the conduct of clinical trials in the EU is governed by the Clinical Trials Regulation (EU) No 536/2014 and the principles and guidelines on GCP.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) (the "Regulation") No 536/2014 to replace the current Clinical Trials Directive 2001/20/EC. Although the new Regulation has been adopted and has entered into force in 2014, it only came into application in the EU Member States six months after the EC confirmed the functionality of the new Clinical Trials Information System (“CTIS”), which includes the centralized EU portal and database for clinical trials introduced by the Regulation. On July 31, 2021, the EC published a notice in the Official Journal of the European Union, confirming full functionality of the EU portal and database. The Regulation has, consequently, entered into application on January 31, 2022 and has repealed the Clinical Trials Directive 2001/20/EC and its national implementation legislations. However, it does foresee in a three-year transition period. During the first year, until January 31, 2023, sponsors of clinical trials were able to choose whether to file a clinical trial application (“CTA”) under the regime of the Directive, using the EudraCT, or under the Regulation, using the CTIS. As of the second year, all new CTAs must be submitted under the Regulation, via the CTIS. Clinical trials that were submitted under the Directive prior to January 31, 2023, will be allowed to continue under the old regime until the end of the transition period, but sponsors may also opt to transition ongoing trials on a voluntary basis. By January 31, 2025, all clinical trials that had been authorized under the Directive, must either have ended in the EU and European Economic Area (the “EEA”), or have been transitioned to the new regime. No legislation needs to be adopted to implement the new Regulation into national EU Member State law as it is directly applicable. The new Regulation provides an overhaul of the system, in order to harmonize the assessment of the submission and assessment of clinical trials conducted in EU Member States and to ensure greater consistency with the highest standards of patient safety in the EU. Under the Clinical Trial Directive 2001/20/EC and the Commission Directive 2005/28/EC laying down the requirements for the conduct of clinical trials in the

EU, a sponsor had to obtain approval from the competent national authority of the member state of the EU (“EU Member State”) in which the clinical trial would be conducted, or in multiple EU Member States if the clinical trial would be conducted in a number of countries. Furthermore, the sponsor could only start a clinical trial at a specific study site after the competent ethics committee issued a favorable opinion. The CTA had to include the supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC, corresponding national laws of the EU Member States, and as further detailed in the applicable guidance documents. In contrast, the new legislation seeks to simplify and streamline approval of the clinical trials. Under the new coordinated procedure, the sponsor of a clinical trial is required to submit a single application to a reporting EU Member State via the centralized EU portal in the CTIS. The reporting EU Member State will consult and coordinate with all other EU Member States in which the clinical trial is planned to be conducted. If the application is rejected, it can be amended and resubmitted through the central EU portal in the CTIS. If an approval is issued, the sponsor can start the clinical trial in all EU Member States concerned. However, an EU Member State can in certain cases declare an “opt-out” from the approval. In such a case, the clinical trial cannot be conducted in such EU Member State(s). The Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

In order to obtain marketing authorization for a medicinal product in the EU, applicants are required to submit a marketing authorization application ("MAA") to either (a) the national competent authorities (through the decentralized, mutual recognition, or national procedures) or (b) the EMA (through the centralized authorization procedure). Applicants are required to demonstrate the quality, safety and efficacy of the medicinal product in the application for marketing authorization, which implies the requirement to conduct human clinical trials to generate the necessary clinical data. Furthermore, all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed pediatric investigation plan (“PIP”) aimed at ensuring that the necessary data are obtained through studies in children, unless the medicine is exempt because of a deferral or waiver. Deferrals allow an applicant to delay development of the medicine in children until, for instance, there is enough information to demonstrate its effectiveness and safety in adults. Waivers, on the other hand, may be granted when the development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the adult population. Regulation (EC) No 726/2004 of the European Parliament and of the Council lays down the rules applicable to the centralized procedure for the authorization of medicinal products. The centralized procedure allows pharmaceutical companies to submit a single application to the EMA, which is followed by a single evaluation and which results in a single approval to market the medicinal product throughout the EEA, on the basis of a single market authorization. Approval via the centralized procedure is a two-step process whereby the CHMP first evaluates the MAA and issues an opinion on whether the medicinal product may be authorized or not (step 1). The CHMP opinion is subsequently sent to the EC, which takes a legally binding decision to grant a marketing authorization (step 2). The marketing authorization is valid throughout the EU and is automatically recognized in three of the four European Free Trade Association states (Iceland, Liechtenstein and Norway). This allows the marketing authorization holder to market the medicine and make it available throughout the EEA. The timeframe for the first step of the centralized procedure (evaluation by the CHMP) opinion is 210 days from receipt of a valid application. However, the actual time needed to complete this first step is generally longer than the 210 days, since procedural clock stops are required in order for the applicant to respond to additional requests for information by the CHMP. Following a positive CHMP opinion, the EC has 67 days to issue its decision to grant the marketing authorization or not.

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

Orphan Drug Designation and Exclusivity

In the U.S., the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. An orphan drug designation must be requested before submitting an application for marketing approval. An orphan drug designation does not shorten the duration of the regulatory review and approval process. The approval of an orphan designation request does not alter the regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a chemical or biological product which has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is generally entitled to an orphan drug exclusivity period of seven years, which means the FDA may not grant approval to any other application to market the same chemical or biological product for the same indication for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, on September 30, 2021, the U.S. Court of Appeals for the 11th Circuit issued a decision in Catalyst Pharms., Inc. v. Becerra holding that the scope of orphan drug exclusivity must align with the disease or condition for which the product received orphan designation, even if the product’s approval was for a narrower use or indication. It remains to be seen how this decision affects orphan drug exclusivity going forward. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of orphan exclusivity for the drug. Competitors may receive approval of different drugs or biologics for the indications for which a prior approved orphan drug has exclusivity.

Pharmaceutical companies can apply for the designation as an orphan medicine. In the EU, applications for orphan designation are evaluated by the EMA in accordance with Regulation (EC) No 141/2000. In order to qualify as an orphan medicine, the medicinal product must be intended to diagnose, prevent or treat a condition that is life-threatening or chronically debilitating, with a prevalence of no more than 5 in 10,000 people in the EU or for which it is unlikely that its sale would generate sufficient returns to justify the investment needed for its development. In addition, the sponsor is required to demonstrate that no satisfactory method of diagnosis, prevention or treatment of the condition has been authorized in the EU or, if such method exists, the medicinal product is of significant benefit to those affected by the condition as compared to approved methods. The benefits of being granted orphan designation are significant, including up to ten years of market exclusivity. During this ten-year period, the EMA may not accept a new marketing application for a similar medicinal product for the same therapeutic indication as the approved orphan medicinal product. Pursuant to Regulation (EC) 1901/2006 on medicinal products for pediatric use, the ten-year orphan market exclusivity can be extended to a maximum period of twelve years upon the satisfactory completion of all the key elements of the agreed PIP. We have been granted orphan drug designation for eteplirsen in the EU.

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

Other Regulatory Requirements

In addition to regulations enforced by the FDA and foreign authorities relating to the clinical development and marketing of products, we are or may become subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future foreign, federal, state and local laws and regulations. Our research and development processes involve the controlled use of hazardous materials and chemicals and produce waste products. We are subject to federal, state and local environmental laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we believe that we are in material compliance with applicable environmental laws that apply to us, we cannot predict whether new regulatory restrictions will be imposed by state or federal regulators and agencies or whether existing laws and regulations will adversely affect us in the future. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, we understand the importance of complying with all current and future applicable environmental laws and regulations. Compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations.

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

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of, a particular drug that is payable by a federal health care program, including Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $112,131 per violation and three times the amount of the unlawful remuneration. A claim arising from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the FCA. A new federal anti-kickback statute enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (such as clinical laboratories) and applies to services reimbursed by private health plans as well as government health care programs.

Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations ranging from $12,537 to $25,076 for each false claim, plus up to three times the amount of damages sustained by the federal government and may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the Department of Health and Human Services (“HHS”) Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. A federal healthcare fraud statute prohibits the knowing and willful execution, or attempt to execute, a scheme to defraud a health care benefit program, including private health plans, or obtain, through false or fraudulent pretenses, money or property owned by, or under the custody or control of, such a health care benefit program.

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

Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. For example, the California Consumer Privacy Act (“CCPA”), which as of January 1, 2023 and was amended and expanded by the California Privacy Rights Act (“CPRA”), gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose copies of personal information collected and delete a consumer’s personal information and requires covered companies to provide notice to California consumers regarding their data processing activities. Together the CCPA and CPRA place limitations on a covered company’s ability to sell personal information and share it for purposes of cross-context behavioral advertising. The Virginia Consumer Data Protection Act (“VCDPA”) has also gone into effect and other states either have comprehensive laws similar to the VCDPA, CCPA and CDPRA going into operation this year, in the case of Colorado, Connecticut and Utah, or are considering such laws.

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data relating to EEA citizens or in the context of the activities of an establishment in the EEA is subject to the General Data Protection Regulation (the “GDPR”), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the EC to lack an adequate level of data protection, such as the U.S. The July 2020 invalidation by the Court of Justice of the EU of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., has led to increased scrutiny on data transfers from the EEA to the U.S. generally and may increase our costs of compliance with data privacy legislation. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to EURO 20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

Pharmaceutical Pricing and Reimbursement

We have an ongoing dialogue with payors globally with the goal of obtaining broad coverage for our products. To date, payors’ policies on coverage for our products have varied widely, including policies that allow broad coverage per the respective product’s prescribing information, policies that provide limited coverage and policies that have denied coverage. The majority of payors have policies that provide for case-by-case coverage or restricted coverage. Our revenue depends, in part, upon the extent to which payors provide coverage for our products and the amount that payors, including government authorities or programs, private health insurers and other organizations, reimburse patients and healthcare providers for the cost of our products. Reimbursement coverage policies and inadequate reimbursement may reduce the demand for, or the price purchasers are willing to pay for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of such products.

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

Beyond the Healthcare Reform Act, there have been ongoing healthcare reform efforts. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, in 2022, the Inflation Reduction Act ("IRA") of 2022 contains numerous drug pricing and payment reforms. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D, implements a new Medicare Part D manufacturer discount drug program in 2025; requires manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Medicare Part D increase faster than the rate of inflation and, starting in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032.

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

General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2031 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product or product candidate developed by us competes or would likely compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of rare, neuromuscular and other diseases. Many of these organizations have substantially greater financial, technical, manufacturing and sales and marketing resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, some of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully depends largely on:

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
•
our ability to supply commercial quantities of a product meeting FDA specifications to the market and the cost of supplying our products and product candidates;
•
our ability to complete clinical development and obtain regulatory approvals for our product candidates;
•
obtaining reimbursement for product use in approved indications and the price of our products;
•
our ability to recruit and retain skilled employees; and
•
the availability of substantial capital resources to fund development and commercialization activities.

EXONDYS 51, VYONDYS 53 and AMONDYS 45 were the first three disease modifying therapeutics approved by the FDA for the treatment of Duchenne for patients with a confirmed mutation that is amenable to exon 51 skipping, exon 53 skipping or exon 45 skipping, respectively. However, in the field of Duchenne alone, these products and those in our pipeline face a variety of competitors who either have FDA approval or are being clinically developed for the treatment of Duchenne. For example, Nippon Shinyaku Co. Ltd. (“Nippon”) announced on August 13, 2020 that the FDA approved VILTEPSO (viltolarsen) injection for patients with Duchenne who are amenable to exon 53 skipping therapy. On March 25, 2020, Nippon announced that the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) approved Viltepso Intravenous Infusion 250 mg (viltolarsen) for the treatment of patients with Duchenne who are amendable to exon 53 skipping therapy making it the first non-steroidal treatment for Duchenne approved in Japan. Nippon has announced plans to pursue global registration for viltolarsen.

In addition, there are many companies who have announced plans to transition pre-clinical candidates to clinical development for the treatment of Duchenne, including the following:

•
Wave Life Sciences (“Wave”) announced in September 2021 that it initiated dosing in a Phase 1b/2a clinical trial evaluating WVE-N531, its exon 53 skipping product candidate.
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

General Information. As of December 31, 2022, we had 1,162 employees globally, 562 of whom hold advanced degrees. Of these employees, 779 are engaged directly in research and development activities and 383 are in selling and general and administration. None of our employees in the U.S. are covered by collective bargaining agreements and we consider relations with our employees to be good.

Equity, diversity, and inclusion. We promote diversity, inclusion and equity across the organization. In the area of gender diversity, representation of women has increased over the past several years: in 2019 and 2020 women made up 54% and 55% of our workforce, respectively, and in 2021, this percentage increased to 56%. As of December 31, 2022, women made up 57% of our workforce. The number of women in leadership positions has also consistently increased. In 2017, women represented 35% of the leadership positions at the Director level and above. This percentage increased to 36% in 2018, 44% in 2019, 47% in 2020, 48% in 2021 and 52% as of December 31, 2022. In addition, as of December 31, 2022, women held 25% of the seats of our Board of Directors, including the Chair of the Board.

Racial and ethnic diversity has also increased in the past few years, from 23% of our workforce being racially/ethnically diverse in 2017 and 2018, increasing to 26% in 2019 and to 30% in 2020 and 2021. As of December 31, 2022, this number increased to 34%.

As of December 31, 2022, 63% of our Executive Committee, which represents the most senior leadership positions in the Company, is diverse based on gender and ethnicity.

Compensation, Benefits and Ongoing Professional Development. We face intense competition for qualified and specialized employees from other pharmaceutical and biotechnology companies, universities and government entities, and we are committed to rewarding, supporting, and developing our employees who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards package that includes market-competitive pay, broad-based equity grants and bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, caregiving support, fitness subsidies, and an Employee Assistance Program. We also offer robust learning opportunities for employees at every stage in their career and provide annual training to employees on various topics.

In recognition of the ongoing challenges brought on by the COVID-19 pandemic, we have taken various steps to support our employees, including transitioning to remote/hybrid work and offering flexible schedules, childcare assistance and sessions focused on resilience and happiness in uncertain times. At the same time, we continue to take steps to protect our facility-dependent employees to ensure they remain healthy and feel supported and safe in our facilities.

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

As of December 31, 2022, we had approximately $2,008.4 million of cash, cash equivalents and investments, consisting of $966.8 million of cash and cash equivalents, $1,022.6 million of short-term investments and $19.0 million of long-term restricted cash. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months. In addition to pursuing additional cash resources through public or private financings, we may also seek to enter into contracts, including collaborations or licensing agreements with respect to our technologies, with third parties, including government entities.

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
•
our ability to timely comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of our products and acceptance of the same by the FDA and medical community since continued approval may be contingent upon verification of a clinical benefit in confirmatory trials, particularly in light of FDA's expanded expedited withdrawal procedures as set forth in FDORA;
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

Even though EXONDYS 51, VYONDYS 53 and AMONDYS 45 have received accelerated approval from the FDA, they face future post-approval development and regulatory requirements, which present additional challenges for us to successfully navigate.

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

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain positive safety and efficacy data from our ongoing and planned studies of our products, would lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51, VYONDYS 53 or AMONDYS 45. The recently enacted FDORA has expanded FDA's expedited withdrawal procedures for drugs approved via the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence.

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

In addition, the impact of the ongoing COVID-19 pandemic has resulted in delays in processing reauthorizations and modifications to program benefits by insurers, making it difficult for patients to obtain or maintain favorable coverage decisions for our products. Furthermore, we cannot predict to what extent the COVID-19 pandemic, depending on its duration, an economic recession, changes in fiscal policy or general increase in unemployment rates may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment or trends in employee attrition, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to our products and our net sales.

In some foreign countries, particularly Canada and the countries of Europe, Latin America and Asia Pacific, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take 12 to 24 months or longer after the receipt of regulatory approval and product launch. In order to obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to collect additional data, including conducting additional studies. Furthermore, several countries around the world have implemented government measures to either freeze or reduce pricing of pharmaceutical products. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, many foreign countries reference to other countries’ official public list price, hence an unsatisfactory price level in one country could consequently impinge negatively upon overall revenue.

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

The U.S. government and individual states continue to aggressively pursue healthcare reform, which includes ongoing attempts to manage utilization as well as control and/or lower the cost of prescription drugs and biologics. See “Item 1. Business—Government Regulation—Third Party Reimbursement and Pricing in the U.S.” There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including proposed or implemented reforms involving price controls, waivers from Medicaid drug rebate law requirements, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and the introduction of international reference pricing in the U.S. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures may include, among other possible actions, implementation or modification of:

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

In recent years, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

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

Further, the potential commercial success of our product candidates, including SRP-9001, will depend on additional factors, including the capacity of any infusion centers responsible for the administration of our product candidates.

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

We established a global EAP for eteplirsen, golodirsen and casimersen in some countries where these products currently have not been approved. While we generate revenue from the distribution of these products through our EAP, we cannot predict whether historical revenues from this program will continue, whether we will be able to continue to distribute our products through our EAP, or whether revenues will exceed revenues historically generated from sales through our EAP. Reimbursement through national EAPs may cease to be available if authorization for an EAP expires or is terminated. For example, healthcare providers in EAP jurisdictions may not be convinced that their patients benefit sufficiently from our products or alternatively, may prefer to wait until such time as our products are approved by a regulatory authority in their country before prescribing any of our products. Even if a healthcare provider is interested in obtaining access to our products for its patient through the EAP, the patient may not be able to obtain access to our products if funding for the drug is not secured.

Our business and financial results have not yet been adversely affected by the ongoing conflict between Russia and Ukraine. As our revenue from countries outside of the United States increases, our access to patients in that region through our EAP and our ability to generate revenue from commercial sales of our products in Russia or Ukraine may be adversely affected. The United States and other nations have raised the possibility of sanctions on companies that do business with Russia or its allies, including Belarus. We also may be adversely impacted by sanctions imposed on third parties with which we do business, such as third-party distributors and service providers of our EAP.

Any failure to maintain revenues from sales of eteplirsen, golodirsen or casimersen through our EAP and/or to generate revenues from commercial sales of these products exceeding historical sales due to issues under our EAP or due to global instability, like that resulting from the ongoing conflict between Russia and Ukraine, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Due to the nature of our products and product candidate pipeline, in addition to NCE exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position. If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater. While orphan status for any of our products, if granted or maintained, would provide market exclusivity for the time periods specified above upon approval, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status (e.g., seven years in the U.S.). For example, the exclusivity period for EXONDYS 51 will end in September 2023. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. A recent decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. Depending on how FDA applies the Catalyst decision, it could impact our ability to obtain or seek to work around orphan exclusivity and might affect our ability to retain orphan exclusivity that the FDA previously has recognized for our products. Legislation has been introduced to amend the Orphan Drug Act in a way that may prevent these effects of the Catalyst decision, but it is unclear if or when such legislation could be enacted.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, PepGen (notably for exon 51) and BioMarin (BMN-351 for exon 51); (ii) gene therapies, such as Pfizer and Solid (in partnership with Ultragenyx), and Regenxbio; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics, Editas Medicine, Beam Therapeutics Inc. (in partnership with Pfizer) and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Mallinckrodt, Antisense Therapeutics, Italfarmco, Dystrogen and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin has announced it is pursuing IND enabling studies for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it has announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc., Arbutus (formerly Tekmira Pharmaceuticals Corp.), Deciphera Pharmaceuticals, Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen, Moderna Therapeutics, Avidity, Dyne Therapeutics, Stoke Therapeutics, Fulcrum Therapeutics, Ultragenyx, Sanofi and PepGen. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen Inc., Arrowhead Pharmaceuticals, Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Capricor Therapeutics (in partnership with Nippon Shinyaku), Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), and Editas Medicine.

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

Further, development and commercialization of our gene therapy product candidates, such as SRP-9001, may compete with or supersede our current approved products, which may impact future revenues from sales of our current approved products. Our gene therapy product candidates are being developed for potential treatment of overlapping patient populations with our current approved products, and we have not determined if our gene therapy product candidates will be used in patients in combination with our existing approved products or in separate treatment regiments.

Our revenue could face competitive pressures for any of the above reasons. Moreover, if competing products are marketed in a territory in which we also have the authority to market our products, our sales may diminish, or our business could be otherwise materially adversely affected.

We have entered into multiple collaborations and strategic transactions, including our collaboration with Roche, and may seek or engage in future strategic collaborations, alliances, acquisitions or licensing agreements or other relationships that complement or expand our business. We may not be able to complete such transactions, and such transactions, if executed, may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

In order to achieve our long-term business objectives, we actively evaluate various strategic opportunities on an ongoing basis, including licensing or acquiring products, technologies or businesses. We may face competition from other companies in pursuing such opportunities. This competition is most intense for approved drugs and late-stage drug candidates, which have the lowest risk in terms of probability of success but would have a higher risk and more immediate effect on our financial performance. Our ability to complete transactions may also be limited by applicable antitrust and trade regulation laws and regulations in the relevant U.S. and foreign jurisdictions in which we or the operations or assets we seek to acquire carry on business.

We have entered into multiple collaborations, including with Roche, Nationwide, Duke University, Genethon, University of Florida, Genevant Sciences, Dyno Therapeutics, Selecta Biosciences, and Hansa Biopharma. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or strategic relationships, each of which involves numerous risks, including:

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

For example, we will have limited influence and control over the development and commercialization activities of Roche in the territories in which it leads development and commercialization of SRP-9001, and if the exclusive option is exercised, in the territories in which it may lead commercialization of certain other products or product candidates. Roche’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in the U.S. Failure by

Roche to meet its obligations under the collaboration agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Roche to commercialize any products for which we obtain regulatory approval, we will receive less revenues than if we commercialized these products ourselves.

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

In addition, the impact of COVID-19 has caused disruptions and may cause future delays in some of our clinical trials. Responses to COVID-19 by healthcare providers and regulatory agencies could delay the commencement of clinical trials, site initiation, protocol compliance, or the completion of clinical trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, our most recent announcements for SRP-9001, SRP-9003 and SRP-5051 include: in July 2022, we announced additional data and analyses from Study 102 and Study 103 for SRP-9001; in May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201 for SRP-5051; and in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of Duchenne and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent regulatory approval of product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

Our product candidates may cause undesirable side effects. In addition to side effects caused by our product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our trials, we may decide, or the FDA, the EMA or other regulatory authorities could order us, to halt, delay or amend pre-clinical development or clinical development of our product candidates or we may be unable to receive regulatory approval of our product candidates for any or all targeted indications. For example, FDA placed Study 5051-201 on clinical hold in June 2022 following a serious adverse event of hypomagnesemia, which was lifted in August 2022. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (the “NIH”). The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. For example, on January 28, 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These final guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. The FDA also issued a new guidance document in September 2021 describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity, as well as a draft guidance document in March 2022 on human gene therapy product incorporating human genome editing. In addition, the FDA can put an IND on hold if the information in an IND is not sufficient to assess the risks in pediatric patients.

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

We rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product and to provide labeling and packaging of vials and storage of our products and product candidates. The limited number of third parties with facilities and capabilities suited for the manufacturing process of our products and product candidates creates a risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. As of the date of this Annual Report, we have dual sourcing for the APIs and drug product for all three of our commercial products.

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

The operations at one of our partner sites could also be disturbed by man-made or natural disasters, public health pandemics or epidemics or other business interrupts such as potential supply chain disruptions caused by the ongoing conflict between Russia and

Ukraine. In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates.

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

We may not be able to successfully optimize manufacturing of our product candidates in sufficient quality and quantity or within targeted timelines, or be able to secure ownership of intellectual property rights developed in this process, which could negatively impact the commercial success of our products and/or the development of our product candidates.

Our focus remains on optimizing manufacturing for our follow-on exon skipping product candidates and other programs, including PPMO and gene therapy. We may not be able to successfully increase manufacturing capacity for the production of materials, APIs and drug products, whether in collaboration with third party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements, in a cost-effective manner, in a time frame required to meet our timeline for commercialization, clinical trials and other business plans, or at all.

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

Products intended for use in gene therapies are novel, complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization of gene therapy programs, limit the supply of our product candidates or future approved products or otherwise harm our business.

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

Currently the capacity to produce our viral vectors or gene therapy product candidates at commercial levels is limited and the availability of sufficient GMP compliance capacity may result in delays in our development plans or increased capital expenditures, and the development and sales of any gene therapy products, if approved, may be materially harmed.

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

Under the Hatch-Waxman Act, one or more motivated third parties may file an ANDA, seeking approval of a generic copy of an innovator product approved under the NDA pathway such as our PMO products, or an NDA under Section 505(b)(2), for a new or improved version of the original innovator products. In certain circumstances, motivated third parties may file such an ANDA or NDA under Section 505(b)(2) as early as the so-called “NCE-1” date that is one year before the expiry of the five-year period of NCE exclusivity or more generally four years after NDA approval. The third parties are allowed to rely on the safety and efficacy data of the innovator’s product, may not need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. If we are not successful in defending our patents and regulatory exclusivities, we will not derive the expected benefit from them. As such, a third party could be positioned to market an ANDA or Section 505(b)(2) product that competes with one of our products prior to the expiry of our patents if the third party successfully challenges the validity, enforceability, or scope of our patents protecting the product.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, and that may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act. In view of the long timelines for interpreting legal provisions in the court system and the evolving nature of our laws, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. For instance, a third party may petition the Patent Trial and Appeal Board (“PTAB”) seeking to challenge some or all of the claims in any of our patents through an inter partes review or other post-grant proceedings. Should the PTAB or the USPTO Director institute an inter partes review or other proceedings and the PTAB decide that some or all of the claims in the challenged patent are unpatentable, unenforceable, or invalid, such a decision, if upheld on appeal, could have a material adverse effect on our business and financial condition.

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

As a manufacturer of pharmaceuticals, within the U.S., certain federal and state healthcare laws and regulations apply to or affect our business. These laws may constrain the business or financial arrangements and relationships through which we conduct business, including how we conduct research regarding, market, sell, and distribute our products. The laws and regulations include:

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
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

We continue to monitor changes in tax laws in the U.S. and the impact of proposed and enacted legislation in the international jurisdictions in which the company operates, which could materially impact our tax provision, cash tax liability and effective tax rate.

The COVID-19 pandemic has resulted, and may continue to result in disruptions to our commercialization, clinical trials, manufacturing and other business operations, which could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects.

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 has led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the spread of COVID-19 in such settings. These responses may be extended by the duration of the outbreak, periodic spikes in infection rates due to new strains of the virus, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. These actions have and may continue to negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

•
Commercial: The response to COVID-19 by healthcare providers has made it difficult for some patients, especially those dependent on a hospital setting, to receive infusions or initiate treatment with our commercial products. In addition, as a result of the pandemic, some patients may choose to delay or stop treatment to avoid a visit to a hospital or a visit of a third party in their homes to minimize the risk of infection. In some cases, at home infusions have been delayed due to outbreaks of COVID-19 among trained personnel and staffing shortages at times during periodic spikes in infection rates. The impact of COVID-19 may also result in delays in processing reauthorizations and modifications to program benefits by insurers, making it difficult for patients to obtain or maintain favorable coverage decisions for our products. In addition, the increase in unemployment due to the pandemic has resulted in decreased insurance coverage for many individuals. These challenges may continue for the duration of the COVID-19 pandemic, which is uncertain, and are expected to reduce our revenue and cash flows.
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

Our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income may be limited by provisions of the Internal Revenue Code, and it is possible that certain transactions or a combination of certain transactions may result in material additional limitations on our ability to use our net operating losses.

We have incurred substantial losses during our history and expect to incur more as we pursue our business strategy. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to January 1, 2018. In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets (including R&D tax credits) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such “ownership change.” Such limitations may result in expiration of a portion of the net operating loss carryforwards incurred prior to 2018 before utilization and may be substantial. If such change has occurred or does occur, the tax benefits related to the net operating loss carryforwards and certain other tax assets may be limited or lost. Moreover, proposed U.S. Treasury Regulations promulgated under Section 382 of the Code could, if finalized, significantly impact a corporation’s ability to use its pre-change net operating loss carryforwards or other attributes following an ownership change. Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we estimated or than would have otherwise been required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes. At the state level, there may also be periods during which the use of net operating loss carryforwards or other attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. These net operating losses have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits.

On August 16, 2022, the Inflation Reduction Act of 2022, which includes changes to the U.S. federal taxation of corporations, was enacted into law. The Inflation Reduction Act among other things implements a corporate book minimum tax (“BMT”) 15% rate that could apply to consolidated groups of companies with adjusted financial statement income in excess of $1.0 billion over a three-year period. The BMT has various limitations, including a more restrictive limit on availability of net operating loss carryforwards, which if applied to us, could impact its cash tax liability and ability to utilize tax attributes.

In addition, many of the jurisdictions in which we operate have or are expected to adopt changes to tax laws as a result of the Base Erosion and Profit Shifting final proposals from the Organization for Economic Co-operation and Development and specific country anti-avoidance initiatives. In addition, the current proposal of the BMT may result in increases in tax imposed by non-U.S. jurisdictions. Such tax law changes and anti-avoidance initiatives increase uncertainty and may adversely affect our tax provision, cash tax liability and effective tax rate.

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

We incurred an operating loss of $536.2 million for the year ended December 31, 2022. Our accumulated deficit was $3.9 billion as of December 31, 2022. Although we currently have three commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

As a result, we expect to continue to incur significant operating losses at least through 2023. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We may require additional capital from time to time in the future in order to meet FDA post-marketing approval requirements and market and sell our products as well as to continue the development of product candidates in our pipeline, to prepare for potential commercialization of additional product candidates in our pipeline, to expand our product portfolio and to continue or enhance our business development efforts. The actual amount of funds that we may need and the sufficiency of the capital we have or are able to raise will be determined by many factors, some of which are in our control and others that are beyond our control.

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

Broad market and industry factors may seriously affect the market price of a company’s stock, including ours, regardless of actual operating performance. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, inflation and increased interest rates and overall market volatility. In addition, our operations and performance may be affected by political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine. Additionally, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of December 31, 2022, there were approximately 88.0 million shares of common stock outstanding and outstanding awards to purchase 11.0 million shares of common stock under various incentive stock plans. Additionally, as of December 31, 2022, there were approximately 4.9 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.8 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

Risks Related to Our Convertible Senior Notes

Servicing our 1.50% notes due 2024 (the “2024 Notes”) and 1.25% notes due 2027 (the “2027 Notes”, and together with the 2024 Notes, the “Notes”) requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In 2017, we issued $570.0 million aggregate principal amount of Notes, pursuant to that certain indenture, dated as of November 14, 2019, between us, as issuer, and U.S. Bank National Association, as trustee. In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us, as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of 2027 Notes issued to the Michael A. Chambers Living Trust in a private placement. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2024 Notes, which are non-callable and mature in 2024, and the 2027 Notes, which mature in 2027, will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including the impact of increased interest rates and inflation (such as the recent rise in inflation in the United States), could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our manufacturers, possibly resulting in manufacturing disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

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

If we succeed in obtaining regulatory approval for SRP-9001, sale of this gene therapy product candidate may decrease sales growth, or reduce sales, of our currently approved products, which could negatively impact our operating results, including through potential inventory write-offs.

Substantial overlap may exist between the addressable patient population for SRP-9001, if approved, and the patient populations eligible for treatment with our existing commercialized products. SRP-9001, if approved, may be used in combination with our existing approved products or may be adopted as a separate treatment regimen. Accordingly, SRP-9001 and our other gene therapy product candidates, if approved, may compete with our current approved products. As a result, successful commercialization of our gene therapy product candidates, such as SRP-9001, may reduce sales of our currently approved products, potentially resulting in significant accounting charges relating to write-off of inventory if such inventory becomes obsolete or unusable.

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

Additionally, the CCPA, which became effective January 1, 2020, substantially expands privacy obligations of many businesses. The CCPA requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities, such as the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Failure to comply with these regulations is subject to civil sanctions, including fines and penalties. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a newly passed ballot initiative, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023, expands on the CCPA, creating new consumer rights and protections, including the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of “sharing” consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information, including geolocation data to third parties. We will need to evaluate and potentially update our privacy program to seek to comply with the CPRA and will incur additional costs and expenses in our effort to comply.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A description of the facilities we own and/or occupy is included in the following table. We believe that our current facilities in Cambridge, Andover and Burlington, Massachusetts, Dublin and Columbus, Ohio and Durham, North Carolina are suitable and will provide sufficient capacity to meet the projected needs of our business for the next 12 months. Except as noted below, all of our properties are currently being used in the operation of our business.

Location of Property	Square Footage	Lease Expiration Date	Purpose	Other Information
215 First Street, Cambridge, MA	149,589	September 2025	Laboratory and office space	Corporate headquarters
100 Federal Street, Andover, MA	65,589	N/A- facility is owned	Laboratory and office space	Primarily laboratory space
300 Federal Street, Andover, MA	23,102	December 2024	Office space	Office space
55 Network Drive, Burlington, MA	44,740	December 2024	Laboratory and office space	Primarily laboratory space
5200 Blazer Parkway, Dublin, OH 3rd Floor	22,600	December 2023	Laboratory and office space	Primarily laboratory space
3435 Stelzer Road, Columbus, OH	131,926	December 2036	Laboratory and office space	Primarily laboratory space
701 West Main Street, Suite 102, Durham, NC	4,346	March 2024	Laboratory and office space	Primarily laboratory space

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

Holders

As of February 23, 2023, we had 161 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in 2022, 2021 or 2020. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index. This graph assumes an investment of $100 after the market closed December 29, 2017 in each of our common stock, the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

This section discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 have been excluded from this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne and are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, LGMDs, and other CNS related disorders.

We commercialized three products, all of which were granted accelerated approval by the FDA:

•
EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”) is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51 skipping. EXONDYS 51 uses our PMO chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene.
•
VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene.
•
AMONDYS 45 (casimersen) Injection (“AMONDYS 45”) is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene.

We are in the process of conducting various EXONDYS 51, VYONDYS 53 and AMONDYS 45 clinical trials, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of these products.

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, cell-penetrating peptide-conjugated PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021. In July 2022, the FDA placed Study 5051-201 on clinical hold following a serious adverse event of hypomagnesemia. The clinical hold was lifted in August 2022. We are currently enrolling Part B of Study 5051-201.
•
SRP-9001 (Duchenne gene therapy program) aims to express a smaller but still functional version of dystrophin. A unique, engineered dystrophin is used because naturally-occurring dystrophin is too large to fit in an adeno-associated virus (“AAV”) vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for SRP-9001 was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with Duchenne was initiated (Study 101). In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from the Phase 1/2a clinical trial in four individuals with Duchenne enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of SRP-9001 protein expression (Study 102). In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase). We announced topline results for Part 2 of Study 102 in January 2022. We have completed dosing in the first cohort in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. We also initiated our pivotal trial (Study 301) in October 2021 and expect a data read out in the fourth quarter of 2023. In July 2022, we announced additional data from our Studies 102 and 103. In September 2022, we announced that we submitted a biologics license application (“BLA”) seeking accelerated approval of SRP-9001 for the treatment of ambulant individuals with Duchenne. In November 2022, the FDA accepted for filing and granted priority review for the BLA for SRP-9001 with an anticipated regulatory action date of May 29, 2023.
•
SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in our SRP-9001 gene therapy program. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. In March 2021, we announced 24-month functional and expression data from the three clinical trial participants in the low-dose cohort and twelve-month functional data from the three clinical trial participants in the high-dose cohort. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. We expect to engage with the FDA to discuss our next steps for our potentially pivotal trial in 2023.

Our pipeline includes more than 40 programs in various stages of pre-clinical and clinical development, reflecting our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

We have developed proprietary state-of-the-art CMC and manufacturing capabilities that allow synthesis and purification of our products and product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to sustain large-scale production of our PMO-based therapies and optimizing manufacturing for PPMO and gene therapy-based product candidates. We have entered into certain manufacturing and supply arrangements with third-party suppliers and will utilize these capabilities to support production of certain of our products and product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal large scale GMP manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use.

The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.

COVID-19 Pandemic

Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition due to the uncertainty of future developments. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

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
•
income tax; and
•
stock-based compensation.

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

We periodically analyze our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value based on assumptions about expected future demand and market conditions. Additionally, though our products are subject to strict quality control and monitoring, which we perform throughout the manufacturing processes, certain batches or units of product may not meet quality specifications. Expense incurred related to excess inventory, obsolete inventory, or inventories that do not meet our quality specifications are recorded as a component of cost of sales in the consolidated statements of operations.

Income Tax

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. The calculation of our tax liabilities (or amount of reduction in our deferred tax assets from net operating loss carryover and research credit carryover) resulting from uncertain tax positions can involve significant judgment. Further, the calculation may involve the application of complex tax regulations in a foreign jurisdiction. Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our deferred tax asset, income tax expense, our effective tax rate, and/or our cash flow. Although we believe that we have adequately provided for tax liabilities resulting from uncertain tax positions, the actual amounts paid, if any, could have a material impact on our results of operations. Interest and penalties associated with uncertain tax positions are classified as a component of income tax expense.

Stock-Based Compensation for Awards with Market Conditions

We use the fair value method to determine stock-based compensation expense. The fair value for stock-based awards with market conditions is based on a lattice model with Monte Carlo simulations. The lattice model requires the use of subjective assumptions which include the award’s expected term and the price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation expense for awards with market conditions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different assumptions could result in materially different stock-based compensation expense.

Please read Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our critical accounting policies and estimates.

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$843,769	$612,401	$231,368	38%
Collaboration and other	89,244	89,486	(242)	(—)%
Total revenues	933,013	701,887	231,126	33%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	139,989	97,049	42,940	44%
Research and development	877,090	771,182	105,908	14%
Selling, general and administrative	451,421	282,660	168,761	60%
Settlement and license charges	—	10,000	(10,000)	(100)%
Amortization of in-licensed rights	714	706	8	1%
Total cost and expenses	1,469,214	1,161,597	307,617	26%
Operating loss	(536,201)	(459,710)	(76,491)	17%
Other (loss) income, net:
Loss on debt extinguishment	(125,441)	—	(125,441)	NM*
Gain on contingent consideration, net	6,700	7,200	(500)	(7)%
Gain from sale of Priority Review Voucher	—	102,000	(102,000)	(100)%
Other expense, net	(35,021)	(68,438)	33,417	(49)%
Total other (loss) income, net	(153,762)	40,762	(194,524)	NM*

Loss before income tax expense (benefit)	(689,963)	(418,948)	(271,015)	65%
Income tax expense (benefit)	13,525	(168)	13,693	NM*
Net loss	$(703,488)	$(418,780)	$(284,708)	68%

Net loss per share — basic and diluted	$(8.03)	$(5.15)	$(2.88)	56%

* NM: not meaningful

Revenues

The following table summarizes the components of our net product revenues, by product, for the periods indicated:

	For the Year Ended December 31,
	2022	2021	Change	Change
	(in thousands)		$	%
EXONDYS 51	$511,749	$454,361	$57,388	13%
AMONDYS 45	214,582	68,529	146,053	213%
VYONDYS 53	117,438	89,511	27,927	31%
Products, net	$843,769	$612,401	$231,368	38%

Net product revenues for our products for 2022 increased by $231.4 million compared with 2021. The increase primarily reflects increasing demand for our products in the U.S. and a full period of AMONDYS 45 sales in 2022, given its commercial launch in February 2021.

Collaboration and other revenues primarily relate to our collaboration arrangement with Roche. For the years ended December 31, 2022 and December 31, 2021, we recognized $89.2 million and $89.5 million of collaboration and other revenues, respectively. For more information, please read Note 3, License and Collaboration Agreements.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of royalty payments primarily to BioMarin and UWA and inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53 and AMONDYS 45 by the FDA in September 2016, December 2019 and February 2021, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in 2021, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the product. For AMONDYS 45 sold in 2022 and EXONDYS 51 and VYONDYS 53 sold in 2021, only part of the related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to FDA approval, the incremental inventory costs related to our products sold in 2022 and 2021 would have been approximately $12.3 million and $22.0 million, respectively.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Year Ended December 31,
	2022	2021	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$95,765	$56,720	$39,045	69%
Royalty payments	44,224	40,329	3,895	10%
Total cost of sales	$139,989	$97,049	$42,940	44%

The cost of sales (excluding amortization of in-licensed rights) for 2022 increased $42.9 million, or 44%, compared with 2021. The change primarily reflects increasing demand for our products and an increase in write-offs of certain batches of our products not meeting our quality specifications for the year ended December 31, 2022, as compared to the same period of 2021.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	Change	Change
	(in thousands)		$	%
SRP-9001	$424,210	$320,214	$103,996	32%
Other gene therapies	81,783	102,036	(20,253)	(20)%
PPMO platform	50,026	35,652	14,374	40%
Eteplirsen (exon 51)	46,100	36,464	9,636	26%
Up-front, milestone, and other expenses	35,102	40,267	(5,165)	(13)%
Casimersen (exon 45)	31,850	34,443	(2,593)	(8)%
Golodirsen (exon 53)	14,707	28,898	(14,191)	(49)%
Collaboration cost-sharing	4,242	12,425	(8,183)	(66)%
Other projects	12,321	17,302	(4,981)	(29)%
Internal research and development expenses	294,021	233,704	60,317	26%
Roche collaboration reimbursement	(117,272)	(90,223)	(27,049)	30%
Total research and development expenses	$877,090	$771,182	$105,908	14%

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$445,758	$384,700	$61,058	16%
Compensation and other personnel expenses	148,385	115,394	32,991	29%
Clinical trial expenses	135,838	104,732	31,106	30%
Facility- and technology-related expenses	85,093	70,597	14,496	21%
Stock-based compensation	61,293	50,526	10,767	21%
Up-front, milestone, and other expenses	35,102	40,267	(5,165)	(13)%
Professional services	19,264	13,900	5,364	39%
Pre-clinical expenses	8,704	21,410	(12,706)	(59)%
Collaboration cost-sharing	4,242	12,425	(8,183)	(66)%
Research and other	50,683	47,454	3,229	7%
Roche collaboration reimbursement	(117,272)	(90,223)	(27,049)	30%
Total research and development expenses	$877,090	$771,182	$105,908	14%

Research and development expenses for 2022 increased by $105.9 million, or 14%, compared with 2021. The increase was primarily driven by the following:

•
$61.1 million increase in manufacturing expenses incurred related to the gene therapy manufacturing and supply agreement with Thermo, including charges of $54.0 million related to recognition of minimum purchase requirements, and a continuing ramp-up of SRP-9001 manufacturing;
•
$33.0 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$31.1 million increase in clinical trial expenses primarily due to a continuing ramp-up of our SRP-9001 gene therapy programs including our EMBARK program;
•
$14.5 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$10.8 million increase in stock-based compensation expense primarily due to changes in headcount and the value of stock awards;
•
$5.2 million decrease in up-front, milestone and other expenses, primarily due to a $28.7 million increase of an accrued sublicense fee to Nationwide and $11.6 million of expense incurred as a result of up-front and milestone payments related to certain research and license agreements during 2021. This was offset primarily by $26.1 million of up-front payments as a result of the execution of certain research and license agreements, $4.5 million of expense incurred as a result of milestone achievements in certain research and license agreements and $4.5 million of option and termination expenses during 2022;

•
$5.4 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors;
•
$12.7 million decrease in pre-clinical expenses primarily due to a decrease in toxicology study activity in our PPMO platforms;
•
$8.2 million decrease in collaboration cost-sharing expenses primarily due to the termination of the Lysogene S.A. license and collaboration agreement and timing of expense incurred related to Genethon's micro-dystrophin drug candidate;
•
$3.2 million increase in research and other expenses primarily driven by increases in lab-related expenses, partially offset by a decrease in sponsored research with academic institutions during 2022; and
•
$27.0 million increase in the offset to expense associated with a collaboration reimbursement from Roche primarily due to continuing development of our SRP-9001 gene therapy programs.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	Change	Change
	(in thousands)		$	%
Stock-based compensation	$171,725	$63,417	$108,308	171%
Compensation and other personnel expenses	122,127	103,528	18,599	18%
Professional services	97,330	73,605	23,725	32%
Facility- and technology-related expenses	33,156	31,113	2,043	7%
Other	27,618	11,251	16,367	145%
Roche collaboration reimbursement	(535)	(254)	(281)	111%
Total selling, general and administrative expenses	$451,421	$282,660	$168,761	60%

Selling, general and administrative expenses for 2022 increased by $168.8 million, or 60%, compared with 2021. This was primarily driven by the following:

•
$108.3 million increase in stock-based compensation expense primarily due to the Chief Executive Officer grant modification executed during 2022;
•
$18.6 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$23.7 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors;
•
$2.0 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$16.4 million increase in other expenses primarily related to charitable contributions made during 2022.

Settlement and license charges

In February 2021, we recognized a $10.0 million settlement charge related to contingent settlement payments to BioMarin as a result of the approval of AMONDYS 45 in the U.S. This was a result of a settlement and license agreement with BioMarin executed in July 2017. This amount, which was expensed to operations as incurred, is separately presented as settlement and license charges in the Company's consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. There was no such expense recognized during the same period of 2022.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2013, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the patent from the first commercial sale of each product. For both the years ended December 31, 2022 and 2021, we recorded amortization of in-licensed rights of approximately $0.7 million.

Loss on debt extinguishment

On September 14, 2022, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding senior convertible notes due on November 15, 2024 (the “2024 Notes”) (see Note 13, Indebtedness). The holders exchanged $150.6 million in aggregate principal value of 2024 Notes held by them plus accrued interest of $0.8 million for an aggregate payment of $248.6 million. The Company accounted for the repurchase of the 2024 Notes as a debt extinguishment by recognizing the difference between the repurchase price of the debt and the net carrying amount of the extinguished debt as loss on debt extinguishment. The loss incurred on the extinguishment was $98.5 million.

On September 16, 2022, the Company repaid in full all of its amounts outstanding with respect to the December 13, 2019, term loan with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP (the "December 2019 Term Loan") and repaid in full all obligations to the lenders (see Note 13, Indebtedness). The aggregate payoff amount was approximately $585.5 million, which included $550.0 million of principal amounts, additional loan consideration and premiums of $25.4 million, and accrued interest of $10.1 million through the repayment date. The loss incurred on the extinguishment was $26.9 million and represents the difference between the aggregate payoff amount and the net carrying amount of the December 2019 Term Loan.

Gain on contingent consideration, net

The gain on contingent consideration, net, relates to the fair value adjustment of the Company’s contingent consideration derivative liability related to regulatory-related contingent payments to Myonexus selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For the years ended December 31, 2022 and 2021, we recognized net gains of $6.7 million and $7.2 million, respectively, to adjust the fair value of the contingent consideration liabilities. For further information on our contingent considerations, please read Note 5, Fair Value Measurements.

Gain from sale of Priority Review Voucher

In February 2021, we entered into an agreement to sell the PRV we received from the FDA in connection with the approval of AMONDYS 45 (the "AMONDYS 45 PRV"). Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, we completed our sale of the AMONDYS 45 PRV and received proceeds of $102.0 million, with no commission costs, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

Other expense, net

Other expense, net primarily consists of interest expense on our debt facilities, interest income on our cash, cash equivalents and investments, amortization of investment premium or accretion of investment discount, and unrealized gain or loss from our investment in our strategic investments. Interest expense includes interest accrued on our convertible notes and term loan. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

Other expense, net for 2022 decreased by approximately $33.4 million compared with 2021. The decreases are primarily due to a $16.1 million increase in interest income and $11.1 million increase in accretion of investment discount due to the investment mix of our investment portfolio, as well as a $10.3 million reduction of interest expense incurred as a result of the repayment of our December 2019 Term Loan, partially offset by an increase of $4.9 million in losses on disposal of assets.

Income tax expense (benefit)

Income tax expense for 2022 was approximately $13.5 million and income tax benefit for 2021 was $0.2 million. Income tax expense (benefit) for all periods presented relates to state and foreign income taxes.

Liquidity and Capital Resources

On September 16, 2022, we issued $1,150.0 million aggregate principal amount of convertible senior notes due on September 15, 2027 (the “2027 Notes”). The 2027 Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15, commencing on March 15, 2023. The net proceeds were $1,126.7 million after deducting the discounts and offering expenses of $23.3 million. The debt discount is amortized under the effective interest method and recorded as interest expense over the life of the 2027 Notes.

We used the net proceeds from the 2027 Notes offering as follows:

•
approximately $585.5 million to repay borrowings, to pay accrued and unpaid interest and prepayment fees, and terminate the December 2019 Term Loan;
•
approximately $248.6 million to repurchase a portion of the 2024 Notes, inclusive of any applicable premium and accrued interest; and
•
approximately $127.3 million to pay the cost of new capped call transactions related to the 2027 Notes.

We intend to use the remaining net proceeds to fund general corporate purposes.

Refer to Note 13, Indebtedness and Note 19, Leases for additional discussion of our outstanding indebtedness and material changes to our leasing obligations, respectively.

The following table summarizes our financial condition for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$966,777	$2,115,869	$(1,149,092)	(54)%
Short-term investments	1,022,597	—	1,022,597	NM*
Restricted cash and investments	19,024	9,904	9,120	92%
Total cash, cash equivalents and investments	$2,008,398	$2,125,773	$(117,375)	(6)%

Borrowings:
Convertible debt	$1,544,292	$563,673	$980,619	174%
Term loan	—	533,203	(533,203)	(100)%
Total borrowings	$1,544,292	$1,096,876	$447,416	41%

Working capital
Current assets	$2,557,861	$2,604,099	$(46,238)	(2)%
Current liabilities	619,604	452,733	166,871	37%
Total working capital	$1,938,257	$2,151,366	$(213,109)	(10)%

* NM: not meaningful

For the year ended December 31, 2022, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from our 2027 Notes offering, and our collaboration arrangement with Roche. For the year ended December 31, 2021, our principal sources of liquidity were primarily derived from sales of our products, our collaboration arrangement with Roche, net proceeds from sale of the AMONDYS 45 PRV and net proceeds from our common stock offering in October 2021. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions, repayment of our term loan and a portion of our convertible debt and other working capital requirements. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these consolidated financial statements were issued.

Beyond 2023, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of programs. We expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of EXONDYS 51, VYONDYS 53, AMONDYS 45 and potential future products;
•
the timing and costs associated with our expansion efforts;
•
the timing and costs of building out our manufacturing capabilities;

•
the timing of advanced payments related to our future inventory commitments and manufacturing obligations;
•
the timing and costs associated with our existing lease obligations and new obligations expected to be entered into during the following year;
•
the timing and costs associated with our clinical trials and pre-clinical trials;
•
the attainment of milestones and our obligations to make milestone payments to Myonexus's selling shareholders, BioMarin, Nationwide, UWA and other institutions;
•
obligations to holders of our convertible notes; and
•
the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. As of December 31, 2022, total obligations under debt, lease, and manufacturing arrangements were $1,653.8 million, $62.9 million, and $1,385.8 million, respectively, with $20.6 million, $14.6 million and $649.6 million due in less than one year, and approximately $1,633.2 million, $48.3 million and $736.1 million due in greater than one year. Interest payments are included within the future debt obligations stated in the previous sentence. Lease obligations only include real estate leases that had commenced prior to December 31, 2022. The leases embedded in certain supply agreements are included in manufacturing obligations. Additional information regarding our obligations under debt, lease, and manufacturing arrangements is provided in Note 13, Indebtedness, Note 19, Leases and Note 21, Commitments and Contingencies, respectively, to the consolidated financial statements.

For products and product candidates that are currently in various research and development stages, we may be obligated to make up to $3.2 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable and payment is not required as of December 31, 2022, such contingencies have not been recorded in our consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(325,346)	$(443,172)	$117,826	(27)%
Investing activities	(1,046,883)	495,413	(1,542,296)	NM*
Financing activities	232,507	561,569	(329,062)	(59)%
(Decrease) increase in cash and cash equivalents	$(1,139,722)	$613,810	$(1,753,532)	NM*

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net loss adjusted for non-cash items and changes in net operating assets and liabilities, totaled $325.3 million in 2022. Operating activities used $443.2 million of cash in 2021. Cash used in operating activities in 2022 was primarily driven by the net loss of $703.5 million, adjusted for following:

•
$233.0 million in stock-based compensation expense;
•
$125.4 million in loss on debt extinguishment of the 2024 Notes and 2019 Term Loan;
•
$41.9 million in depreciation and amortization expense; and
•
$33.6 million in other non-cash items.

These amounts were partially offset by the gain on contingent consideration of $6.7 million and $9.6 million in other non-cash items.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$89.2 million decrease in deferred revenue related to the collaboration with Roche;
•
$61.6 million increase in accounts receivable due to an increase in demand for our products; and
•
$50.8 million increase in inventory due to our continuing build-up of inventory purchased in 2022 as the demand for our products increased.

These amounts were partially offset by the following:

•
$147.6 million increase in accounts payable, accrued expenses, lease liabilities and other liabilities due to the timing and invoicing of payments; and
•
$14.6 million decrease in other assets primarily due to the release of manufacturing deposits and amortization of prepaids primarily related to SRP-9001 batch production.

Cash used in operating activities in 2021 was primarily driven by the net loss of $418.8 million, adjusted for:

•
$113.9 million in stock-based compensation expense;
•
$38.0 million in depreciation and amortization expense; and
•
$31.0 million in other non-cash items.

These amounts were partially offset by the gain of $102.0 million recorded from the sale of the AMONDYS 45 PRV and the gain on contingent consideration of $7.2 million.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$89.2 million decrease in deferred revenue related to the collaboration with Roche;
•
$83.8 million increase in inventory due to our continuing build-up of inventory purchased in 2021 as the demand for our products increased; and
•
$51.7 million increase in accounts receivable due to the launch of AMONDYS 45 in 2021 and an increase in demand for our products.

These amounts were partially offset by the following:

•
$103.2 million decrease in other assets primarily due to lower manufacturing-related deposits as a result of the accelerated amortization of nonrefundable advance payments due to capacity changes associated with the execution of the Third Amendment to our manufacturing and supply agreement with Thermo; and
•
$23.3 million increase in accounts payable, accrued expenses, lease liabilities and other liabilities due to the timing and invoicing of payments.

Investing Activities

Cash used in investing activities was $1,046.9 million in 2022 compared to $495.4 million of cash provided by investing activities in 2021. Cash used in investing activities in 2022 primarily consisted of the following:

•
$1,936.9 million of purchases of available-for-sale securities; and
•
$30.8 million of purchases of property and equipment due to the continued build-out of our facilities.

These amounts were partially offset by $923.2 million of maturity and sales of available-for-sale securities.

Cash provided by investing activities in 2021 primarily consisted of the following:

•
$466.0 million of maturity and sales of available-for-sale securities; and
•
$102.0 million of net proceeds related to the sale of the AMONDYS 45 PRV.

These amounts were partially offset by the following:

•
$38.5 million of purchases of property and equipment due to the continued build-out of our facilities; and
•
$30.0 million of purchases of available-for-sale securities.

Financing Activities

Cash provided by financing activities was $232.5 million in 2022 compared to $561.6 million in 2021. Cash provided by financing activities in 2022 consisted primarily of the following:

•
$1,127.4 million in proceeds from the 2027 Notes offering, net of commissions;
•
$30.0 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program; and
•
$26.3 million in partial settlement of capped call share options for the 2024 Notes.

These amounts were partially offset by the following items:

•
$550.0 million for the repayment of the 2019 Term Loan;
•
$247.9 million in the repurchase of a portion of the 2024 Notes;
•
$127.3 million purchase of capped call share options for the 2027 Notes; and
•
$25.4 million for payment on the debt extinguishment of the 2019 Term Loan.

Cash provided by financing activities in 2021 primarily consisted of the following:

•
$548.5 million in proceeds from the issuance of common stock; and
•
$20.8 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

These amounts were partially offset by $7.8 million of taxes paid related to net share settlement of equity awards.

Other Funding Commitments

We have several on-going clinical trials in various stages. Our most significant clinical trial expenditures are to CROs. The CRO contracts are generally cancellable at our option. As of December 31, 2022, we had approximately $480.8 million in cancellable future commitments based on existing CRO contracts.

Recent Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of December 31, 2022, we had $2,008.4 million of cash, cash equivalents and investments, comprised of $1,022.6 million of short-term investments, $966.8 million of cash and cash equivalents and $19.0 million of long-term restricted cash. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. For the year ended December 31, 2022, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.4 million to our interest rate sensitive instruments. The Company did not hold any investments in interest rate sensitive instruments as of December 31, 2021.

Our $1,150.0 million aggregate principal amount of our 2027 Notes has a fixed interest rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15 and our $419.4 million aggregate principal amount of our 2024 Notes has a fixed interest rate of 1.5% per annum, payable semi-annually in cash on each May 15 and November 15, and therefore are not subject to fluctuations in market interest rates.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act for the quarter ended December 31, 2022 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

		Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

2.2*	Warrant to Purchase Common Stock of Myonexus Therapeutics, Inc., issued by Myonexus Therapeutics, Inc. to Sarepta Therapeutics, Inc., dated as of May 3, 2018.	10-Q	001-14895	2.1	8/8/18

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15

3.3	Second Amended and Restated ByLaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	12/13/22

4.1	Form of Specimen Certificate for Common Stock.	10-Q	001-14895	4.1	8/8/13

4.2	Indenture, dated as of November 14, 2017, by and between Sarepta Therapeutics, Inc. and U. S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2024).	8-K	001-14895	4.1	11/14/17

4.3	Form of 2024 Note (included in Exhibit 4.2)	8-K	001-14895	4.2	11/14/17

4.4	Indenture, dated as of September 16, 2022, by and between Sarepta Therapeutics, Inc. and U. S. Bank	8-K	001-14895	4.1	9/19/22

	Trust Company, National Association (including the form of the 1.250% Convertible Senior Note due 2027).

4.5	Form of 2027 Note (included in Exhibit 4.4)	8-K	001-14895	4.2	9/19/22

4.6	Description of Registered Securities	10-K	001-14895	4.4	2/26/20

10.1†	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-14895	10.1	7/1/16

10.2†	Form of Stock Option Award Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.13	2/28/17

10.3†	Form of Restricted Stock Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.14	2/28/17

10.4†	Form of Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan.	10-K	001-14895	10.17	2/28/17

10.5†	Form of Stock Appreciation Right Award Agreement under the 2011 Equity Incentive Plan.	10-K	001-14895	10.18	2/28/17

10.6†	Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	8-K	001-14895	10.2	7/1/16
10.7†	Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan, as amended.	S-8	001-14895	4.4	2/25/16

10.8†	Form of Stock Option Award Agreement under 2014 Employment Commencement Incentive Plan	10-K	001-14895	10.28	3/3/14

10.9*	Amended and Restated Exclusive License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated April 10, 2013.	10-Q	001-14895	10.1	5/9/13

10.10*	First Amendment to License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated June 19, 2016.	10-Q	001-14895	10.1	8/9/16
10.11	Lease Agreement dated June 25, 2013 by and between Sarepta Therapeutics, Inc. and ARE-MA Region No. 38, LLC.	8-K	001-14895	10.1	7/1/13

10.12†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

10.13	Asset Purchase Agreement dated February 20, 2017 by and between Sarepta Therapeutics Inc. and Gilead Sciences, Inc.	10-Q	001-14895	10.1	5/4/17

10.14†	Employment Agreement, dated as of June 26, 2017, between Sarepta Therapeutics, Inc. and Douglas S. Ingram	8-K	001-14895	10.1	6/28/17

10.15†	Change in Control and Severance Agreement by and between Douglas S. Ingram and Sarepta Therapeutics, Inc., effective June 26, 2017	8-K	001-14895	10.2	6/28/17

10.16†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.3	6/28/17

10.17†	Restricted Stock Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.4	6/28/17

10.18†	Performance Stock Option Award Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.5	6/28/17

10.19*	Settlement Agreement between Sarepta Therapeutics, Inc., Sarepta International C.V. and The University of Western Australia on the one hand, and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.7	8/3/17

10.20*	License Agreement between Sarepta Therapeutics, Inc. and Sarepta International C.V. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.8	8/3/17

10.21	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	001-14895	10.1	11/14/17

10.22	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.2	11/14/17

10.23	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch	8-K	001-14895	10.3	11/14/17

10.24	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC	8-K	001-14895	10.4	11/14/17

10.25	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Barclays Bank PLC.	8-K	001-14895	10.3	9/19/22

10.26	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.4	9/19/22

10.27	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Mizuho Markets Americas LLC.	8-K	001-14895	10.5	9/19/22

10.28	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Morgan Stanley & Co. LLC.	8-K	001-14895	10.6	9/19/22

10.29	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and RBC Capital Markets, LLC.	8-K	001-14895	10.7	9/19/22

10.30	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Barclays Bank PLC.	8-K	001-14895	10.8	9/19/22

10.31	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.9	9/19/22

10.32	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Mizuho Markets Americas LLC.	8-K	001-14895	10.10	9/19/22

10.33	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Morgan Stanley & Co. LLC.	8-K	001-14895	10.11	9/19/22

10.34	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and RBC Capital markets, LLC.	8-K	001-14895	10.12	9/19/22

10.35	Seventh Amendment to a Lease Agreement between the Company and ARE-MA Region No. 38, LLC dated April 27, 2018	10-Q	001-14895	10.4	5/3/18

10.36†	Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/8/18

10.37†	Letter Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated June 26, 2018	10-Q	001-14895	10.4	8/8/18

10.38†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.5	8/8/18

10.39†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.6	8/8/18

10.40†	Form of Stock Option Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	10/31/18

10.41†	Form of Restricted Stock Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.2	10/31/18

10.42†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.3	10/31/18

10.43†	Form of Stock Appreciation Right Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.4	10/31/18

10.44†	Form of Performance-Based Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	05/4/22

10.45†	Amendment to Restricted Stock Award Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated December 17, 2018	10-K	001-14895	10.75	2/28/19

10.46^	Amendment No. 1 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand	10-Q	001-14895	10.1	8/7/19

10.47†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employment Stock Purchase Plan (as Amended and Restated on June 27, 2016)	10-Q	001-14895	10.4	8/7/19

10.48	Letter Agreement between Sarepta Therapeutics, Inc. and Myonexus Therapeutics, Inc. dated February 26, 2019	10-Q	001-14895	10.1	5/8/19

10.49†	Form of Executive Vice President Severance Letter Agreement	10-Q	001-14895	10.2	5/8/19

10.50†	Form of Executive Vice President Change in Control and Severance Agreement	10-Q	001-14895	10.3	5/8/19

10.51^	License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019	10-K	001-14895	10.51	2/26/20

10.52	Stock Purchase Agreement between Sarepta Therapeutics, Inc. and Roche Finance Ltd dated December 21, 2019	10-K	001-14895	10.52	2/26/20

10.53†	Director Compensation Policy	10-K	001-14895	10.55	2/26/20

10.54†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.1	2/21/20

10.55†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	8-K	001-14895	10.1	6/8/2020

10.56†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/2/2022

10.57†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac	10-K	001-14895	10.59	3/1/21

10.58†	Offer Letter dated April 19, 2018 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac	10-K	001-14895	10.60	3/1/21

10.59†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Ian M. Estepan	10-K	001-14895	10.61	3/1/21

10.60†	Offer Letter dated by December 18, 2014 and between Sarepta Therapeutics, Inc. and Ian M. Estepan	10-K	001-14895	10.62	3/1/21

10.61	Amendment no. 1 dated October 23, 2020 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019	10-Q	001-14895	10.1	8/4/21

10.62	Amendment no. 2 dated October 28, 2020 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.2	8/4/21

10.63	Amendment no. 3 dated February 4, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.3	8/4/21

10.64	Amendment no. 4 dated June 23, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.4	8/4/21

10.65	Amendment no. 5 dated August 31, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019.	10-Q	001-14895	10.1	11/3/21

10.66	Amendment no. 6 dated November 30, 2021 to the License, Collaboration, and Option Agreement	10-K	001-14895	10.62	3/1/22

between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019

10.67	Amendment no. 7 dated January 5, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-K	001-14895	10.63	3/1/22

10.68	Amendment no. 8 dated January 28, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-K	001-14895	10.64	3/1/22

10.69	Amendment no. 9 dated March 23, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.2	8/2/2022

10.70	Amendment no. 10 dated May 31, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019					X

10.71^	Amendment No. 2, dated November 17, 2021 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand	10-K	001-14895	10.66	3/1/22

10.72†	Letter Agreement, dated November 18, 2022, between Sarepta Therapeutics, Inc. and Douglas S. Ingram					X

10.73†	Separation and Consulting Agreement and General Release, signed November 2, 2022, between Sarepta Therapeutics, Inc. and William C. Ciambrone					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer, Ian Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer, Ian Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc. for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X

104	The Cover page from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc for the year ended December 31, 2022, formatted in Inline XBRL.	X

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

Dated: February 28, 2023	SAREPTA THERAPEUTICS, INC.

	By:	/s/ Douglas S. Ingram
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2023:

Signature	Title

/s/ Douglas S. Ingram	President, Chief Executive Officer and Director (Principal Executive Officer)
Douglas S. Ingram

/s/ Ian M. Estepan	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Ian M. Estepan

/s/ M. Kathleen Behrens	Chairwoman of the Board
M. Kathleen Behrens, Ph.D.

/s/ Richard Barry	Director
Richard Barry

/s/ Kathryn Boor	Director
Kathryn J. Boor, Ph.D.

/s/ Michael A. Chambers	Director
Michael A. Chambers

/s/ Stephen L. Mayo	Director
Stephen L. Mayo, Ph.D.

/s/ Claude Nicaise	Director
Claude Nicaise, MD

/s/ Hans Wigzell	Director
Hans Wigzell, M.D., Ph.D.

SAREPTA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sarepta Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of lower of cost or net realizable value of raw materials inventory

As described in Note 2 and Note 8 to the consolidated financial statements, approximately 16%, or $59.2 million, of the Company’s total inventory balance is comprised of raw materials. As discussed in Note 2, the Company periodically analyzes its raw materials inventories, and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

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

Boston, Massachusetts

February 28, 2023

Sarepta Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$966,777	$2,115,869
Short-term investments	1,022,597	—
Accounts receivable	214,628	152,990
Inventory	203,968	186,212
Other current assets	149,891	149,028
Total current assets	2,557,861	2,604,099
Property and equipment, net	180,037	191,156
Intangible assets, net	7,578	14,239
Right of use assets	64,954	45,531
Other non-current assets	317,936	292,949
Total assets	$3,128,366	$3,147,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,875	$76,741
Accrued expenses	418,996	271,697
Deferred revenue, current portion	89,244	89,244
Other current liabilities	15,489	15,051
Total current liabilities	619,604	452,733
Long-term debt	1,544,292	1,096,876
Lease liabilities, net of current portion	57,578	41,512
Deferred revenue, net of current portion	485,000	574,244
Contingent consideration	36,900	43,600
Other non-current liabilities	42	11,000
Total liabilities	2,743,416	2,219,965
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 87,950,117 and 87,126,974 issued and outstanding at December 31, 2022 and 2021, respectively	9	9
Additional paid-in capital	4,296,841	4,134,768
Accumulated other comprehensive loss, net of tax	(1,664)	(20)
Accumulated deficit	(3,910,236)	(3,206,748)
Total stockholders’ equity	384,950	928,009
Total liabilities and stockholders’ equity	$3,128,366	$3,147,974

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Products, net	$843,769	$612,401	$455,865
Collaboration and other	89,244	89,486	84,234
Total revenues	933,013	701,887	540,099

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	139,989	97,049	63,382
Research and development	877,090	771,182	722,343
Selling, general and administrative	451,421	282,660	317,875
Settlement and license charges	—	10,000	—
Amortization of in-licensed rights	714	706	662
Total cost and expenses	1,469,214	1,161,597	1,104,262
Operating loss	(536,201)	(459,710)	(564,163)

Other (loss) income, net:
Loss on debt extinguishment	(125,441)	—	—
Gain (loss) on contingent consideration, net	6,700	7,200	(45,000)
Gain from sale of Priority Review Voucher	—	102,000	108,069
Other expense, net	(35,021)	(68,438)	(51,971)
Total other (loss) income, net	(153,762)	40,762	11,098

Loss before income tax expense (benefit)	(689,963)	(418,948)	(553,065)
Income tax expense (benefit)	13,525	(168)	1,063
Net loss	(703,488)	(418,780)	(554,128)

Other comprehensive loss:
Unrealized losses on investments, net of tax	(1,644)	(23)	(47)
Total other comprehensive loss	(1,644)	(23)	(47)
Comprehensive loss	$(705,132)	$(418,803)	$(554,175)

Net loss per share — basic and diluted	$(8.03)	$(5.15)	$(7.11)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	87,559	81,262	77,956

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2019	75,185	$8	$3,112,130	$50	$(2,294,001)	$818,187
Exercise of options for common stock	1,443	—	76,492	—	—	76,492
Vest of restricted stock units/awards, net of forfeitures	159	—	—	—	—	—
Shares withheld for taxes	(37)	—	(6,333)	—	—	(6,333)
Issuance of common stock to Roche, net of issuance costs	2,522	—	312,053	—	—	312,053
Issuance of common stock under employee stock purchase plan	102	—	7,465	—	—	7,465
Stock-based compensation	—	—	108,070	—	—	108,070
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(554,128)	(554,128)
BALANCE AT DECEMBER 31, 2020	79,374	8	3,609,877	3	(2,848,129)	761,759
Cumulative effect of accounting change to adopt ASU 2020-06	—	—	(156,953)	—	60,161	(96,792)
Exercise of options for common stock	283	—	12,963	—	—	12,963
Vest of restricted stock units/awards	277	—	—	—	—	—
Shares withheld for taxes	(18)	—	(1,432)	—	—	(1,432)
Issuance of common stock for cash, net of offering costs	7,099	1	548,531	—	—	548,532
Issuance of common stock under employee stock purchase plan	112	—	7,839	—	—	7,839
Stock-based compensation	—	—	113,943	—	—	113,943
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(418,780)	(418,780)
BALANCE AT DECEMBER 31, 2021	87,127	9	4,134,768	(20)	(3,206,748)	928,009
Exercise of options for common stock	318	—	22,573	—	—	22,573
Vest of restricted stock units	389	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	116	—	7,470	—	—	7,470
Stock-based compensation	—	—	233,018	—	—	233,018
Purchase of capped call share options for 2027 Notes	—	—	(127,305)	—	—	(127,305)
Partial settlement of capped call share options for 2024 Notes	—	—	26,317	—	—	26,317
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(1,644)	—	(1,644)
Net loss	—	—	—	—	(703,488)	(703,488)
BALANCE AT DECEMBER 31, 2022	87,950	$9	$4,296,841	$(1,664)	$(3,910,236)	$384,950

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(703,488)	$(418,780)	$(554,128)
Adjustments to reconcile net loss to cash flows in operating activities:
(Gain) loss on contingent consideration, net	(6,700)	(7,200)	45,000
Loss on debt extinguishment	125,441	—	—
Gain from sale of Priority Review Voucher, net of commission	—	(102,000)	(108,069)
Depreciation and amortization	41,864	38,017	26,911
Reduction in the carrying amounts of the right of use assets	12,735	11,325	12,828
Non-cash interest expense	7,552	7,581	25,454
Stock-based compensation	233,018	113,943	108,070
Loss on disposal of assets	10,770	456	85
Impairment of equity investment	2,575	4,488	—
Other	(9,643)	7,164	(2,741)
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(61,638)	(51,650)	(10,461)
Net increase in inventory	(50,780)	(83,772)	(60,582)
Net decrease (increase) in other assets	14,620	103,203	(166,328)
Net (decrease) increase in deferred revenue	(89,244)	(89,244)	749,429
Net increase in accounts payable, accrued expenses, lease liabilities and other liabilities	147,572	23,297	41,998
Net cash (used in) provided by operating activities	(325,346)	(443,172)	107,466

Cash flows from investing activities:
Purchase of property and equipment	(30,824)	(38,490)	(82,202)
Purchase of available-for-sale securities	(1,936,856)	(29,988)	(1,333,568)
Maturity and sales of available-for-sale securities	923,224	466,000	1,189,480
Proceeds from sale of Priority Review Voucher, net of commission	—	102,000	108,069
Other	(2,427)	(4,109)	(3,500)
Net cash (used in) provided by investing activities	(1,046,883)	495,413	(121,721)

Cash flows from financing activities:
Proceeds from 2027 Notes offering, net of commissions	1,127,400	—	—
Debt issuance costs for 2027 Notes	(716)	—	—
Purchase of capped call share options for 2027 Notes	(127,305)	—	—
Repurchase of 2024 Notes	(247,868)	—	—
Partial settlement of capped call share options for 2024 Notes	26,317	—	—
Repayment of principal amount due under 2019 Term Loan	(550,000)	—	—
Payment on debt extinguishment of 2019 Term Loan	(25,364)	—	—
Proceeds from 2019 Term Loan	—	—	291,150
Debt issuance costs for 2019 Term Loan	—	—	(39)
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	30,043	20,802	83,957
Taxes paid related to net share settlement of equity awards	—	(7,765)	(4,798)
Proceeds from sales of common stock, net of offering costs	—	548,532	—
Proceeds from issuance of common stock to Roche, net of offering costs	—	—	312,053
Net cash provided by financing activities	232,507	561,569	682,323

(Decrease) increase in cash and cash equivalents	(1,139,722)	613,810	668,068

Cash, cash equivalents and restricted cash:
Beginning of year	2,125,523	1,511,713	843,645
End of year	$985,801	$2,125,523	$1,511,713

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$966,777	$2,115,869	$1,502,648
Restricted cash in other assets	19,024	9,654	9,065
Total cash, cash equivalents and restricted cash	$985,801	$2,125,523	$1,511,713

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$44,418	$55,949	$34,418
Cash paid during the period for income taxes	$1,695	$583	$2,510
Supplemental schedule of non-cash activities:
Lease liabilities arising from obtaining right of use assets	$40,006	$13,225	$59,327
Lease liabilities terminated	$3,807	$40,133	$—
Intangible assets and property and equipment included in accounts payable and accrued expenses	$6,765	$4,162	$5,151
Shares withheld for tax included in accrued expenses	$—	$—	$6,333
Accrued debt issuance costs	$—	$—	$11,000

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, highly-differentiated and innovative technologies, and through collaborations with its strategic partners, the Company has developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Limb-girdle muscular dystrophies (“LGMDs”) and other neuromuscular and central nervous system (“CNS”) disorders.

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

As of December 31, 2022, the Company had approximately $2,008.4 million of cash, cash equivalents and investments, consisting of $1,022.6 million of short-term investments, $966.8 million of cash and cash equivalents and $19.0 million of long-term restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of December 31, 2022 is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), reflect the accounts of Sarepta Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany transactions between and among its consolidated subsidiaries have been eliminated. Management has determined that the Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases. The Company’s Chief Executive Officer, as the chief operating decision-maker, manages and allocates resources to the operations of the Company on a total company basis. The Company’s research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. The Company’s supply chain organization manages the development of the manufacturing processes, clinical trial supply and commercial product supply. The Company’s commercial organization is responsible for commercialization of EXONDYS 51, VYONDYS 53 and AMONDYS 45 in the U.S. and internationally. The Company is supported by other back-office general and administration functions. Consistent with this decision-making process, the Company’s Chief Executive Officer uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected.

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

The fair value of the majority of the Company’s financial assets are categorized as Level 2 within the fair value hierarchy. These assets include commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. For additional information related to fair value measurements, please read Note 5, Fair Value Measurements to the consolidated financial statements.

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

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies in the U.S. as well as certain distributors in the European Union (“EU”), Brazil, Israel and the Middle East. The Company has had no historical write-offs of its accounts receivable and its payment terms range from 60 to 91 days for sales within the U.S. and 45 and 150 days for the majority of product sales outside the U.S. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles or any specific issues. The Company provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2022, the credit profiles for the Company’s customers are deemed to be in good standing and an allowance for credit losses is not considered necessary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable from customers. As of December 31, 2022, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. Please refer to Note 7, Product Revenues, Net, Accounts Receivable and Reserves for Product Revenues for discussion of the credit risk associated with accounts receivable from customers.

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

Convertible Debt

As a result of adopting ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, the Company accounts for the liability and equity components of convertible debt instruments that can be settled in cash as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Simultaneously with the issuance of the Company's convertible senior notes due on November 15, 2024 (the "2024 Notes") and convertible senior notes due on September 15, 2027 (the "2027 Notes") in November 2017 and September 2022, respectively, the Company bought capped call options from certain counterparties to minimize the impact of potential dilution upon conversion. The premium for the capped call options was recorded as additional paid-in capital. For additional information related to the convertible debt transactions, please read Note 13, Indebtedness to the consolidated financial statements.

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

Product revenues

The Company distributes its products principally through its customers. The customers subsequently resell the products to patients and health care providers. The Company provides no right of return to the customers except in cases of shipping error or product defect. Product revenues are recognized when the customers take control of the products, which typically occurs upon delivery to the customers. For the years ended December 31, 2022, 2021 and 2020, the majority of the product revenues recognized were generated by the specialty distributor and specialty pharmacies in the U.S.

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

Collaboration revenue

The Company’s collaboration revenue is primarily generated from its collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For more information, please read Note 3, License and Collaboration Agreements. At the inception of a collaboration arrangement, the Company first assesses whether the contractual arrangement is within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”) to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC 606. If only a portion of the collaboration arrangement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, the Company will (i) consider applying other GAAP, including by analogy, or (ii) if there is no appropriate analogy, consistently apply a reasonable and rational accounting policy election.

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

For the recognition of revenue associated with each performance obligation, if the Company determines ASC 606 is not appropriate to apply by analogy, the Company will apply a reasonable, rational and consistently applied accounting policy election to faithfully depict the transfer of services to the collaboration partner over the estimated performance period. Up-front payments from a collaboration partner are recognized as deferred revenue when received and recognized as revenue over the estimated performance period. Reimbursement payments from a collaboration partner associated with cost-sharing provisions in a collaboration arrangement are recognized as the related expense is incurred and classified as an offset to operating expenses.

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

Additionally, the Company granted its Chief Executive Officer options with service and market conditions. A market condition relates to the achievement of a specified price of the Company’s common stock, a specified amount of intrinsic value indexed to the Company’s common stock or a specified price of the Company’s common stock in terms of other similar equity shares. The grant date fair value for the options with service and market conditions is determined by a lattice model with Monte Carlo simulations and is recognized as stock-based compensation expense on a straight-line basis over the service period.

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

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term at lease commencement. The initial measurement of the lease liability is determined based on the future lease payments, which may include lease payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. Lease costs for operating leases are recognized on a straight-line basis over the lease term as an operating expense with unrecognized variable lease payments recognized as incurred. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Components of a lease are bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified is then allocated based on the relative standalone price to the lease and non-lease components. However, ASC Topic 842, Leases, provides entities with a practical expedient that allows an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, entities would account for each lease component and the related non-lease component together as a single component. For new and amended real estate leases beginning after January 1, 2019, the Company elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. In contrast, the Company does not apply the practical expedient for leases embedded in manufacturing and supply agreements with certain of its contract manufacturing organizations and has instead allocated contract consideration between the lease and non-lease components based on their relative standalone price.

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

Contingent Consideration

Certain of the Company’s license and collaboration agreements include future payments that are contingent upon the receipt, or receipt and subsequent sale, of a Priority Review Voucher (“PRV”). The Company has concluded that these contingent payments represent embedded derivatives. The Company records a liability for such contingent payments at fair value on the date the agreements are effective. The Company estimates the fair value of contingent consideration derivatives through a valuation model that includes an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. Changes in the fair value of the contingent consideration derivatives can result from changes to one or multiple assumptions, including adjustments to the discount rates, the assumed development timeline and the probability of achievement of certain regulatory milestones. The Company revalues its contingent consideration derivatives upon a material change to one or more of the assumptions discussed above. Changes in the fair value of the Company’s contingent consideration derivatives are recognized in the Company’s consolidated statements of operations and comprehensive loss. Such changes are classified as other income (loss), which corresponds to the classification of any gain recognized upon the actual sale of a PRV.

Commitments and Contingencies

The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred.

Recent Accounting Pronouncements

Recently adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the 2024 Notes or the 2027 Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. The Company elected to early adopt this guidance on January 1, 2021, using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change removed the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. Interest expense of the 2024 Notes will be lower as a result of adoption of this guidance. The if-converted method for such instruments will be used to compute diluted net earnings per share if and when profitability is achieved.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

On December 21, 2019, the Company entered into a license, collaboration and option agreement with Roche and a stock purchase agreement (the “Roche Agreement”) with Roche, providing Roche with exclusive commercial rights to SRP-9001, the Company’s investigational gene therapy for Duchenne, outside the U.S. The Company retains all rights to SRP-9001 in the U.S. and will perform all development activities within the joint global development plan necessary to obtain and maintain regulatory approvals for SRP-9001 in the U.S. and the EU, unless otherwise agreed to by the parties. Further: (i) research and development expenses incurred under the joint global development plan will be equally shared between the Company and Roche, (ii) Roche is solely responsible for all costs incurred in connection with any development activities (other than those within the joint global development plan) that are necessary to obtain or maintain regulatory approvals outside the U.S, and (iii) the Company will continue to be responsible for the manufacturing of clinical and commercial supplies of SRP-9001. The Company has also granted Roche options to acquire ex-U.S. rights to certain future Duchenne-specific programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost-sharing provisions. The agreement became effective on February 4, 2020. The Roche Agreement is governed by a joint steering committee (“JSC”) formed by representatives from Roche and the Company.

The JSC, among other activities, manages the overall strategic alignment between the parties, approves any material update to the joint global development plan and budget and oversees the operations of the subcommittees.

The Company received an aggregate of approximately $1.2 billion in cash consideration from Roche, consisting of an up-front payment and an equity investment in the Company. The Company may receive up to $1.7 billion in development, regulatory and sales milestones related to SRP-9001. Upon commercialization, the Company is also eligible to receive tiered royalty payments on net sales based on the average cost to manufacture SRP-9001. Of the $1.2 billion cash received from Roche, (i) $312.1 million, net of issuance costs, was allocated to the approximately 2.5 million shares of the Company’s common stock issued to Roche based on the closing price when the shares were issued, (ii) $485.0 million was allocated to the Options, and (iii) $348.7 million was allocated to a single, combined performance obligation (“Combined Performance Obligation”) comprised of: (i) the license of IP relating to SRP-9001 transferred to Roche, (ii) the related research and development services provided under the joint global development plan, (iii) the services provided to manufacture clinical supplies of SRP-9001, and (iv) the Company’s participation in the JSC, because the Company determined that the license of IP and related activities were not capable of being distinct from one another.

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

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $89.2 million, $89.5 million and $84.2 million of collaboration and other revenues, respectively, the majority of which relates to the Combined Performance Obligation. As of December 31, 2022, the Company has total deferred revenue of $574.2 million associated with the Roche Agreement, of which $89.2 million is classified as current. Through 2022, no Options were exercised or expired. As such, deferred revenue related to the separate material rights for the Options remained unchanged at $485.0 million as of December 31, 2022 and 2021.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the years ended December 31, 2022, 2021 and 2020, costs reimbursable by Roche and reflected as a reduction to operating expenses were $117.8 million, $90.5 million and $66.5 million, respectively. As of December 31, 2022, there was $41.8 million of collaboration receivable included in other current assets.

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

Upon signing the Genethon Collaboration Agreement, the Company made an up-front payment of $28.0 million, which was recorded as research and development expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. Additionally, for the years ended December 31, 2022, 2021 and 2020, the Company recorded $3.5 million, $11.7 million and $10.1 million, respectively, of research and development expense related to reimbursable development costs incurred by Genethon for Genethon Products. For the year ended December 31, 2021, the Company recorded $4.0 million of research and development expense related to milestone achievements, with no similar activity during for the years ended December 31, 2022 and 2020. No additional development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

StrideBio, Inc.

In November 2019, the Company entered into a collaboration and license agreement and a stock purchase agreement (collectively, the “StrideBio Agreements”) with StrideBio, Inc. (“StrideBio”). The StrideBio Agreements grant the Company exclusive worldwide licenses to develop, collaborate and commercialize StrideBio’s adeno-associated viral capsids for gene therapies with respect to multiple development targets, to which the Company will have the exclusive right to perform development activities (“Sarepta Development Targets”) and targets that the two parties will jointly develop through completion of Phase 1/2 clinical trials (“Joint Development Targets”). For Sarepta Development Targets and Joint Development Targets, respectively, the Company may be liable for up to $450.0 million and $835.0 million in development, regulatory and sales milestone payments per target. Additionally, upon commercialization, the Company may be required to make tiered royalty payments based on net sales of each target.

Upon signing the StrideBio Agreements, the Company made an up-front payment of $46.9 million, consisting of a cash payment of $17.5 million and 301,980 shares of the Company’s common stock delivered to StrideBio with a fair value of $29.4 million. The up-front payment was recorded as research and development expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. In November 2022, the Company amended the collaboration and license agreement with StrideBio (the "StrideBio Amendment") such that all research activities with respect to the Joint Development Targets were assumed by the Company. This amendment resulted in the elimination of all future development, regulatory and sales milestone obligations. For the year ended December 31, 2022, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

In March 2021, the Company participated in StrideBio’s Series B round of financing and purchased approximately 0.2 million shares of preferred stock, for cash consideration of $1.8 million. In August 2022, the Company purchased unsecured convertible promissory notes and warrants through a rights offering with StrideBio for cash consideration of $0.2 million. As a result of the StrideBio Amendment and the Company’s assessment of the fair value of the securities it held in StrideBio, the Company recorded an impairment loss of $2.0 million related to the equity investment in StrideBio’s Series B preferred stock and convertible promissory notes and warrants during the year ended December 31, 2022. Please read Note 5, Fair Value Measurements for further information.

Myonexus Therapeutics Inc.

In April 2019, the Company completed its acquisition of Myonexus Therapeutics, Inc. (“Myonexus”), a clinical-stage gene therapy biotechnology company that was developing gene therapies for LGMD for $178.3 million. The Company may also be required to make up to $200.0 million in additional payments to selling shareholders of Myonexus based on the achievement of certain sales-and regulatory- related milestones. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets (the five LGMD gene therapy programs). The Company determined that one regulatory-related milestone (not solely based on drug approval by the FDA) met the definition of a derivative and recorded a contingent consideration liability. As of December 31, 2022 and 2021, the contingent consideration liability was $35.5 million and $42.0 million, respectively. The changes in fair value are recorded within other (loss) income, net, in the Company’s consolidated statements of operations and comprehensive loss. Please read Note 5, Fair Value Measurements for further information on the change in fair value of the contingent consideration liability.

Lysogene S.A. and Henogen S.A.

In October 2018, the Company entered into a license and collaboration agreement to develop and commercialize LYS-SAF302, a gene therapy to treat Mucopolysaccharidosis type IIIA (“MPS IIIA”) as well as an equity investment agreement with Lysogene S.A. (“Lysogene”). Under the license and collaboration agreement, in addition to the payment of up-front fees, the Company was potentially liable for a total of $102.8 million in development, regulatory and sales milestones. Furthermore, the Company was potentially required to make tiered royalty payments based on net sales of the LYS-SAF302 product subsequent to its commercialization. Beginning January 1, 2020, the Company began to reimburse Lysogene for expenses incurred in connection with development activities of the MPS IIIA product candidate. The Company sent a termination notice to Lysogene on January 11, 2022 to notify them of the Company's intent to terminate the license and collaboration agreement. The termination became effective July 11, 2022. The Company is not obligated to pay early termination penalties to Lysogene, but incurred research and development reimbursements in the six months following termination totaling $0.8 million.

The Company entered into a development, manufacturing and supply agreement with Henogen S.A. (“Henogen”) in December 2019. Pursuant to the terms of the agreement, Henogen agreed to reserve manufacturing capacity within their facility to develop, manufacture and supply the Company with LYS-SAF302. On June 9, 2022, the Company and Henogen entered into an agreement to terminate the development, manufacturing and supply agreement. As a result, the Company recorded a charge of $17.1 million during the year ended December 31, 2022, which was recorded in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Lacerta Therapeutics

In August 2018, the Company entered into a license, development and option agreement (the “Lacerta License Agreement”) and a Series A Preferred Stock Purchase Agreement (the “Lacerta Stock Purchase Agreement”) with Lacerta Therapeutics, Inc. (“Lacerta”). Pursuant to the Lacerta License Agreement, the Company licensed exclusive worldwide rights to develop, manufacture and commercialize a pre-clinical Pompe product candidate (the “Pompe License”). Lacerta also granted the Company exclusive options to enter into exclusive license agreements to develop, manufacture and commercialize other gene therapy product candidates for Sanfilipo syndrome and L-Amino Acid Decarboxylase Deficiency for additional consideration of $42.0 million (collectively, the “Options”) when (and if) the Options are exercised. In November 2022, the Company provided written notice of its intent to terminate the Lacerta License Agreement. The termination will become effective May 8, 2023. Once effective, the Company will no longer be liable for any remaining development, regulatory and sales milestones associated with the Pompe License and will no longer be required to make tiered royalty payments based on net sales of the Pompe product subsequent to its commercialization.

Under the Lacerta Stock Purchase Agreement, the Company purchased approximately 4.5 million shares of Series A preferred stock issued by Lacerta. Under the agreements, the Company made an up-front payment of $38.0 million to Lacerta, of which $30.0 million was allocated to the Series A preferred stock investment and recorded as an other non-current asset in the accompanying consolidated balance sheets. Changes in the carrying value of the investment are reported as a component of earnings whenever there are triggering events that warrant impairment or observable price changes in orderly transactions for identical or similar investments of Lacerta in the future. For the years ended December 31, 2022, 2021 and 2020, the Company did not record any changes in carrying value of the investment as Lacerta did not issue identical or similar shares during the corresponding periods nor were there any triggering events that resulted in the impairment of the investment. For the year ended December 31, 2022, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

Nationwide Children’s Hospital

In December 2016, the Company entered into an exclusive option agreement with Nationwide Children’s Hospital (“Nationwide”) from which the Company obtained an exclusive right to acquire a worldwide license of the micro-dystrophin gene therapy technology for Duchenne and Becker muscular dystrophy. In October 2018, the Company exercised the option and entered into a license agreement with Nationwide, which granted the Company exclusive worldwide rights to develop, manufacture and commercialize a micro-dystrophin gene therapy product candidate. In July 2021, the Company entered into an agreement with Nationwide to settle a dispute relating to a sublicense payment owed by the Company resulting from the up-front payment received from Roche under the Roche Agreement. The total sublicense payment payable to Nationwide under the agreement is $38.0 million, which was paid in July 2021. Approximately $9.3 million of this amount was expensed during the year ended December 31, 2020 with the remaining $28.7 million expensed during the year ended December 31, 2021. The expense relating to this payment was recognized to research and development expense. As a result of this payment, the Company has no further financial obligations to Nationwide resulting from the up-front payment received under the Roche Agreement. For the year ended December 31, 2022, no development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

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

In November 2021, the Company entered into a second settlement agreement and second amendment to the license agreement (the “Second Amendment”), which waived certain future milestone payments and altered royalty payment terms of the agreement. Under the Second Amendment, the Company may be liable for up to approximately $50.0 million in regulatory milestones for eteplirsen, casimersen and golodirsen. In addition, on and after July 1, 2022, the tiered royalty payments ranged from 4% to 5%. The royalty terms under the license agreement will expire in March 2024 in the U.S., December 2024 in the EU and no later than December 2024 in other countries.

As a result of execution of the license agreement with BioMarin, the Company recorded an in-licensed right intangible asset of $6.6 million in its consolidated balance sheets as of December 31, 2017, representing the fair value of the U.S. license to BioMarin’s intellectual property. The intangible asset is being amortized on a straight-line basis over the remaining life of the patent and has a carrying value of $2.7 million as of December 31, 2022.

The FDA approval of AMONDYS 45 in February 2021 resulted in a settlement charge to BioMarin of $10.0 million during the year ended December 31, 2021 and was expensed as incurred. For the years ended December 31, 2022, 2021 and 2020, the

Company recognized royalty expense of $30.4 million, $31.4 million and $23.2 million, respectively. For the year ended December 31, 2022, no other regulatory milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

University of Western Australia

In April 2013, the Company and UWA entered into an amendment to an existing exclusive license agreement relating to the treatment of Duchenne by inducing the skipping of certain exons. The agreement was further amended in June 2016. Under the amended agreement, the Company may be obligated to make payments to UWA totaling up to $26.0 million upon the achievement of certain development, regulatory and sales milestones. Additionally, the Company is required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed under the agreements with UWA. Corresponding to the FDA approval of EXONDYS 51 in 2016, VYONDYS 53 in December 2019, and AMONDYS 45 in February 2021, the Company recorded milestone payments of $1.0 million, $0.5 million and $0.5 million as in-licensed right intangible assets in its consolidated balance sheets, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patents and have a combined carrying value of $1.0 million as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, the Company recorded $10.5 million, $7.7 million and $5.7 million in royalty expense, respectively, which is included in cost of sales, related to agreements with UWA. For the year ended December 31, 2022, no other development, regulatory or sales milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs, and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $41.8 million in research milestone payments. Under these agreements, there are $243.8 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the sales of the developed products upon commercialization. For the years ended December 31, 2022 and 2021, the Company recognized $6.0 million and $3.0 million of research, option and milestone expenses, respectively, with no similar activity for the year ended December 31, 2020. For the year ended December 31, 2022, the Company exercised options in a research and option agreement and recognized $8.5 million of up-front expense as a research and development expense in the accompanying consolidated statements of operations and comprehensive loss. No option exercise payments were made during the years ended December 31, 2021 and 2020.

Milestone Obligations

Including the agreements discussed above, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of December 31, 2022, the Company may be obligated to make up to $3.2 billion of future development, regulatory, commercial, and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of December 31, 2022, which are discussed above. For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $32.6 million, $50.3 million, $47.3 million relating to certain up-front, milestone, settlement and other payments as research and development expense, respectively, under these agreements.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In February 2021, the Company entered into an agreement to sell the rare pediatric disease PRV it received from the FDA in connection with the approval of AMONDYS 45 (the “AMONDYS 45 PRV”). Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, the Company completed its sale of the AMONDYS 45 PRV and received proceeds of $102.0 million, with no commission costs, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

In February 2020, the Company entered into an agreement to sell the rare pediatric disease PRV it received from the FDA in connection with the approval of VYONDYS 53 (the “VYONDYS 53 PRV”). Following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in March 2020, the Company completed its sale of the VYONDYS 53 PRV and received proceeds of $108.1 million, net of commission, which was recorded as a gain from sale of the PRV as it did not have a carrying value at the time of the sale.

5. FAIR VALUE MEASUREMENTS

There were no transfers into or out of Level 3 during the year ended December 31, 2022. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$467,553	$467,553	$—	$—
Commercial paper	211,369	—	211,369	—
Government and government agency bonds	807,540	—	807,540	—
Corporate bonds	125,741	—	125,741	—
Strategic investments	31,321	321	—	31,000
Certificates of deposit	42,745	—	42,745	—
Total assets	$1,686,269	$467,874	$1,187,395	$31,000

Liabilities
Contingent consideration	$36,900	$—	$—	$36,900
Total liabilities	$36,900	$—	$—	$36,900

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$1,562,358	$1,562,358	$—	$—
Strategic investments	34,892	2,480	—	32,412
Certificates of deposit	250	250	—	—
Total assets	$1,597,500	$1,565,088	$—	$32,412

Liabilities
Contingent consideration	$43,600	$—	$—	$43,600
Total liabilities	$43,600	$—	$—	$43,600

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds and the Company’s strategic investment in Lysogene, a publicly traded company in France, as more fully described in Note 3, License and Collaboration Agreements.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain of the short-term investments with original maturities of less than three months are presented as cash equivalents on the consolidated balance sheets as of December 31, 2022. The Company did not hold any short-term investments as of December 31, 2021.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta as more fully described in Note 3, License and Collaboration Agreements and strategic investments in two other private companies. At the end of each reporting period, the fair value of the Company's strategic investments will be adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. During the years ended December 31, 2022 and 2021, the company recorded impairment losses of $2.6 million and $4.5 million, respectively, related to its investments in the private companies.

The following table represents a roll-forward of the fair value of Level 3 financial assets for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Fair value, beginning of year	$32,412	$35,100
Additions	1,163	1,800
Changes in estimated fair value	(2,575)	(4,488)
Fair value, end of year	$31,000	$32,412

The Company’s contingent consideration liability with a fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone, or shorten or lengthen the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

The following table represents a roll-forward of the fair value of Level 3 financial liabilities for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Fair value, beginning of year	$43,600	$50,800
Additions	—	—
Changes in estimated fair value, net	(6,700)	(7,200)
Fair value, end of year	$36,900	$43,600

Net decreases of $6.7 million and $7.2 million were recorded during the years ended December 31, 2022 and December 31, 2021, respectively, to account for the change in fair value of existing contingent consideration liabilities. These changes, which are recorded through earnings, were a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the probability of success of the underlying programs, the approval date of the underlying programs and the estimate of the amount of payments to be ultimately made. As of December 31, 2022, the contingent consideration was recorded as a non-current liability on the Company's consolidated balance sheets.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximated fair value because of the immediate or short-term maturity of these financial instruments. For fair value information related to the Company’s debt facilities, please read Note 13, Indebtedness.

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the consolidated balance sheets for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Money market funds	$467,553	$1,562,358
Commercial paper	33,190	—
Government and government agency bonds	128,451	—
Corporate bonds	3,157	—
Total	$632,351	$1,562,358

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of December 31, 2022 was approximately four months. The Company did not hold any short-term investments classified as available-for-sale securities as of December 31, 2021.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$801,979	$—	$—	$801,979
Commercial paper	211,369	—	—	211,369
Government and government agency bonds	808,904	178	(1,542)	807,540
Corporate bonds	126,014	9	(282)	125,741
Certificates of deposit	42,745	—	—	42,745
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374
As reported:
Cash and cash equivalents	$966,768	$9	$—	$966,777
Short-term investments	1,024,243	178	(1,824)	1,022,597
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
As reported:
Cash and cash equivalents	$2,115,869	$—	$—	$2,115,869
Total cash and cash equivalents	$2,115,869	$—	$—	$2,115,869

7. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT REVENUES

For the years ended December 31, 2022, 2021, and 2020, the Company recorded $843.8 million, $612.4 million and $455.9 million, respectively, of net product revenues. Three individual customers accounted for 48%, 33% and 7% of net product revenues for the year ended December 31, 2022, 48%, 39% and 10% for the year ended December 31, 2021 and 47%, 39% and 11% for the year ended December 31, 2020. The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s net product revenues within a particular region may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. For the year ended December 31, 2022, net product revenues totaled $747.1 million and $96.7 million within the United States and the rest of the world, respectively, with no individual rest of world country or region exceeding 10% of total net product revenues. Net product revenues within the United States exceeded 90% of total net product revenues for each of the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2022 and 2021, the Company's accounts receivable were $214.6 million and $153.0 million, respectively, both of which were related to product sales receivable, net of discounts and allowances. Three individual customers accounted for 36%, 35% and 12% of accounts receivable from product sales for the year ended December 31, 2022 and 41%, 41% and 10% for the year ended December 31, 2021. As of December 31, 2022, the Company believes that such customers are of high credit quality.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2020	$2,281	$41,771	$1,949	$4,969	$50,970
Provision	13,308	78,637	9,400	16,107	117,452
Payments/credits	(14,790)	(59,902)	(8,551)	(14,713)	(97,956)
Balance, as of December 31, 2021	$799	$60,506	$2,798	$6,363	$70,466
Provision	12,446	102,835	12,904	47,684	175,869
Payments/credits	(12,828)	(95,848)	(12,359)	(30,602)	(151,637)
Balance, as of December 31, 2022	$417	$67,493	$3,343	$23,445	$94,698

The following table summarizes the total reserves above included in the Company’s consolidated balance sheets for the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Reduction to accounts receivable	$25,914	$8,321
Component of accrued expenses	68,784	62,145
Total reserves	$94,698	$70,466

8. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Raw materials	$59,181	$58,822
Work in progress	269,185	230,194
Finished goods	38,147	26,717
Total inventory	$366,513	$315,733

No material inventory reserves existed as of December 31, 2022 or 2021. Non-current inventory, which consists of raw materials and work in progress, is included in other non-current assets in the Company's consolidated balance sheets. Non-current inventory is anticipated to be consumed beyond our normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Balance sheet classification
Inventory	$203,968	$186,212
Other non-current assets	162,545	129,521
Total inventory	$366,513	$315,733

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Manufacturing-related deposits and prepaids	$66,455	$93,656
Collaboration receivable	41,758	18,647
Prepaid clinical and pre-clinical expenses	11,237	12,667
Prepaid maintenance services	9,815	8,452
Prepaid insurance	3,717	5,282
Interest receivable	3,311	8
Prepaid commercial expenses	2,947	831
Prepaid research expenses	1,927	3,082
Prepaid income tax	1,002	1,100
Other	7,722	5,303
Total other current assets	$149,891	$149,028

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Non-current inventory	$162,545	$129,521
Manufacturing-related deposits and prepaids	97,409	112,765
Strategic investments	31,321	34,892
Restricted cash and investments	19,024	9,904
Prepaid clinical expenses	2,150	2,007
Other	5,487	3,860
Total other non-current assets	$317,936	$292,949

10. PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes components of property and equipment, net, for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$97,328	$103,370
Lab and manufacturing equipment	91,806	64,613
Building and improvements	47,942	47,605
Software and computer equipment	47,573	42,506
Furniture and fixtures	9,313	9,242
Land	5,183	5,183
Land improvements	4,988	4,921
Office equipment	1,193	1,189
Construction in progress	23,587	25,159
Property and equipment, gross	328,913	303,788
Less: accumulated depreciation	(148,876)	(112,632)
Property and equipment, net	$180,037	$191,156

For the years ended December 31, 2022, 2021 and 2020, depreciation expense totaled $40.0 million, $36.6 million and $25.2 million, respectively.

11. INTANGIBLE ASSETS, NET

The following table summarizes the components of the Company’s intangible assets for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
In-licensed rights	$8,573	$8,573
Patents	5,106	12,382
Software licenses	302	299
Intangible assets, gross	13,981	21,254
Less: accumulated amortization	(6,403)	(7,015)
Intangible assets, net	$7,578	$14,239

The in-licensed rights relate to agreements with BioMarin and UWA. As a result of the FDA approval of EXONDYS 51, VYONDYS 53 and AMONDYS 45, the Company recorded in-licensed rights of $1.0 million, $0.5 million and $0.5 million, respectively, related to its agreement with UWA. Following the execution of the settlement and license agreements with BioMarin in July 2017, the Company recorded a $6.6 million intangible asset related to EXONDYS 51 in the U.S. The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patent because the life of the related patent reflects the expected time period that the Company will benefit from the in-licensed right. For more information about the in-licensed rights, please read Note 3, License and Collaboration Agreements. For all the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.7 million, respectively, of amortization related to the in-licensed rights.

Patent amortization expense was $1.1 million, $0.6 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company also expensed the remaining net book value of previously capitalized patents that were later abandoned of $6.0 million, $0.5 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, which were included in research and development expenses on the consolidated statements of operations and comprehensive loss.

Amortization related to internal use software was less than $0.1 million for the years ended December 31, 2022 and 2021, respectively, and $0.5 million for the year ended December 31, 2020.

The following table summarizes the estimated future amortization for intangible assets:

As of December 31, 2022
(in thousands)
2023	$1,032
2024	1,026
2025	969
2026	837
2027	767
Thereafter	2,947
Total	$7,578

12. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Accrued contract manufacturing costs	$202,173	$104,311
Product revenue related reserves	68,784	62,145
Accrued employee compensation costs	65,946	48,299
Accrued clinical and pre-clinical costs	28,884	25,955
Accrued income taxes	12,521	216
Accrued professional fees	12,061	9,381
Accrued royalties	8,636	11,965
Accrued milestone and license expense	7,702	100
Accrued interest expense	4,956	1,045
Accrued collaboration cost-sharing	2,019	2,887
Other	5,314	5,393
Total accrued expenses	$418,996	$271,697

13. INDEBTEDNESS

2027 Convertible Notes Issuance

On September 16, 2022, the Company issued $1,150.0 million aggregate principal amount of convertible senior notes due on September 15, 2027. The 2027 Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15, commencing on March 15, 2023. The net proceeds were $1,126.7 million after deducting the discounts and offering expenses of $23.3 million. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the 2027 Notes. The effective interest rate on the 2027 Notes is 1.67%. The aggregate issuance of the 2027 Notes includes the issuance of $20.0 million in aggregate principal amount of 2027 Notes to the Michael A. Chambers Living Trust, an entity affiliated with Michael Chambers, a member of the Company’s board of directors.

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

2024 Convertible Notes Issuance

On November 14, 2017, the Company issued $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024. The 2024 Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. The net proceeds were $559.4 million after deducting the discounts and offering expenses of $10.6 million. The debt discount is amortized under the effective interest method and recorded as additional interest expense over the life of the 2024 Notes. The effective interest rate on the 2024 Notes is 1.9%.

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

2024 Notes Repurchase

In connection with the issuance of the 2027 Notes, on September 14, 2022, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2024 Notes. The holders exchanged $150.6 million in aggregate principal value of 2024 Notes held by them for an aggregate payment of $248.6 million for full settlement of the principal value and accrued interest on such date. The repurchase was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for as a debt extinguishment. The Company accounted for the debt extinguishment by recognizing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt as loss on debt extinguishment. Accordingly, on the repurchase date, the Company: (i) reduced the carrying value of repurchased 2024 Notes by $149.3 million, (ii) eliminated accrued interest of $0.8 million, and (iii) recorded $98.5 million of debt extinguishment expense which is included in the loss on debt extinguishment in consolidated statements of operations and comprehensive loss. The outstanding principal balance of the 2024 Notes as of December 31, 2022, after considering the repurchase discussed above, is $419.4 million, which is convertible into 5,712,253 shares of Company common stock.

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

Termination of 2019 Term Loan

On September 16, 2022, using proceeds received from the issuance of the 2027 Notes described above, the Company prepaid in full all of its amounts outstanding with respect to the December 2019 term loan with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP (the "December 2019 Term Loan") and repaid in full all obligations due. The aggregate payoff amount was approximately $585.5 million, which includes $550.0 million of principal, additional loan consideration and premiums of $25.4 million, and accrued interest of $10.1 million through the repayment date. The loss on debt extinguishment was $26.9 million, and is included in the loss on debt extinguishment in the consolidated statements of operations and comprehensive loss.

Derivatives

Embedded derivatives are required to be separated from the host contract and accounted for as a derivative instrument if the economic characteristics and risk of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract and if a separate instrument with the same terms as the embedded derivative would be a derivative instrument subject to the scope of ASC 815. ASC 815 includes a scope exception for instruments issued by a reporting entity that are both (1) indexed to the reporting entity’s own stock and (2) classified in stockholders’ equity in the reporting entity’s statement of financial position.

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

The capped calls are indexed solely to the Company’s common stock and classified in stockholders’ equity since Sarepta retains the right to receive shares if there is an exercise of the capped call options. The premiums paid for the capped call options, equal to their fair value at inception, were recorded as a reduction to additional paid-in capital.

Total Debt Obligations

As of December 31, 2022 and 2021, the Company recorded approximately $1,544.3 million and $1,096.9 million as long-term debt on the consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, the Company recorded $53.2 million, $63.5 million and $59.9 million of contractual interest expense, respectively. Contractual interest expense for the years ended

December 31, 2022, 2021 and 2020 is inclusive of $7.5 million, $7.6 million and $25.5 million of amortization of debt discounts, respectively.

The following table summarizes the Company’s debt facilities for the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Principal amount of the 2024 Notes	$419,371	$569,993
Principal amount of the 2027 Notes	1,150,000	—
Unamortized discount - debt issuance costs of 2024 Notes	(3,059)	(6,320)
Unamortized discount - debt issuance costs of 2027 Notes	(22,020)	—
Net carrying value of the convertible notes	1,544,292	563,673
Principal amount of the 2019 Term Loan	—	550,000
Unamortized discounts	—	(16,797)
Net carrying value of 2019 Term Loan	—	533,203
Total carrying value of debt facilities	$1,544,292	$1,096,876

Fair value of 2024 Notes	$765,046	$846,138
Fair value of 2027 Notes	1,308,482	—
Fair value of 2019 Term Loan	—	576,085
Total fair value of debt facilities	$2,073,528	$1,422,223

The fair values of the 2027 Notes and 2024 Notes are based on open market trades and is classified as Level 1 in the fair value hierarchy. The fair value of the December 2019 Term Loan is classified as Level 2 in the fair value hierarchy and is determined using a discounted cash flow analysis with market interest rates adjusted for credit risk as a significant input.

The following table summarizes the total principal payments due under the Company’s debt arrangements:

As of December 31, 2022
(in thousands)
2023	$—
2024	419,371
2025	—
2026	—
2027	1,150,000
Thereafter	—
Total payments	$1,569,371

The aggregate annual maturities of long-term debt principal and contractual interest during the years ending December 31, 2023, 2024, 2025, 2026 and 2027 are $20.6 million, $440.0 million, $14.4 million, $14.4 million and $1,164.4 million, respectively.

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

15. STOCK-BASED COMPENSATION

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 ESPP”) which authorized 0.3 million shares of common stock available to be issued. In June 2016 and 2019, the Company’s stockholders approved an additional 0.3 million and 0.5 million shares, respectively, of common stock available for issuance under the 2013 ESPP. As of December 31, 2022, 0.2 million shares of common stock remain available for future grant under the 2013 ESPP.

In September 2014, the Company initiated the 2014 Employment Commencement Incentive Plan (the “2014 Plan”). The 2014 Plan, which authorized 0.6 million shares of common stock to be issued and allows for the grant of stock options, stock appreciation rights ("SARs"), RSAs, RSUs, performance shares and performance units. As of December 31, 2022, 7.0 million shares have been added to the Company's 2014 Plan. As of December 31, 2022, 0.8 million shares of common stock remain available for future grant under the 2014 Plan.

In June 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan, which authorized 2.9 million shares of common stock to be issued, allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. In June 2020, an additional 3.8 million shares of common stock were approved by the Company’s stockholders and added to the 2018 Plan. In August 2022, an additional 2.5 million shares of common stock were approved by the Company’s shareholders and added to the 2018 Plan. Together with the roll-over shares from the Company’s 2011 Equity Incentive Plan, 4.9 million shares of common stock remain available for future grant under the 2018 Plan as of December 31, 2022.

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

The fair values of stock options granted during the periods presented are measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

For the Year Ended December 31,
	2022	2021	2020
Risk-free interest rate (1)	1.6 - 4.2%	0.4 - 1.3%	0.1 - 1.3%
Expected dividend yield (2)	—	—	—
Expected term (3)	5.09 years	4.99 years	5.00 years
Expected volatility (4)	52.4 - 72.9%	60.1 - 70.8%	57.3 - 68.2%

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

The following table summarizes the Company’s stock option activity for the period indicated:

	For the Year Ended December 31, 2022
		Weighted Average
	Shares	Exercise Price
Grants outstanding at beginning of the period	8,196,921	$69.39
Granted	1,777,370	84.70
Exercised	(318,258)	70.25
Cancelled and forfeited	(525,893)	109.31
Grants outstanding at end of the period	9,130,140	$70.04

Grants exercisable at end of the period	4,692,578	$70.27
Grants vested and expected to vest at end of the period	8,696,519	$69.05

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $48.82, $48.16 and $61.38, respectively.

		Weighted Average
	Aggregate	Remaining
	Intrinsic Value	Contractual
	(in thousands)	Life (Years)
Options outstanding at December 31, 2022	$557,927	6.1
Options exercisable at December 31, 2022	$289,473	5.2
Options vested and expected to vest at December 31, 2022	$540,503	6.0

The following table summarizes the Company’s shares vested and stock options exercised for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Aggregate grant date fair value of shares vested	$140,889	$79,068	$80,355
Aggregate intrinsic value of stock options exercised	$12,150	$10,622	$144,750

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

The Unvested Tranche represents awards with market conditions only. Both the pre- and post-modification fair values for the Unvested Tranche are determined by a lattice model with Monte Carlo simulations. The incremental compensation costs related to varying increments of the Unvested Tranche will be recognized as stock-based compensation expense over their respective derived service periods, an output from the Monte Carlo simulation, and will be fully recognized over a 1.3 year period from the date of modification.

During the year ended December 31, 2022, 550,110 options relating to the Unvested Tranche met the conditions for vesting in that the average closing price of the Company's common stock exceeded $105.74 during 20 consecutive trading days in August 2022 and the compound annual growth rate of the Company's common stock exceeded that of the Nasdaq Biotech Index by greater than 5%. Accordingly, all previously unrecognized expense associated with these options was immediately recognized. The aggregate incremental cost of the modification of the Chief Executive Officer's awards was $123.3 million. Of this amount, $109.9 million was recognized as stock-based compensation expense during the year ended December 31, 2022. The remaining amount, or $13.4 million, will be recognized during the year ended December 31, 2023.

Restricted Stock Units

The Company grants RSUs to members of its board of directors and employees. The following table summarizes the Company’s RSU activity for the period indicated:

	For the Year Ended December 31, 2022
		Weighted Average
		Grant Date
	Shares	Fair Value
Grants outstanding at beginning of the period	1,320,206	$98.69
Granted *	1,044,826	85.39
Vested	(389,761)	103.05
Forfeited	(145,639)	93.36
Grants outstanding at end of the period	1,829,632	$90.59

*Included in this amount are 38,500 RSUs with performance conditions relating to regulatory approval of certain of the Company's product candidates. As of December 31, 2022, none of the performance conditions were probable of being achieved. Accordingly, no stock-based compensation relating to these grants has been recognized. If the performance milestones are achieved within the required time frame, the Company may recognize up to $3.1 million of stock-based compensation related to these grants, which represents the aggregate grant date fair value of these awards. All other stock options and the remaining RSUs granted during the periods presented in the tables above have only service-based vesting conditions and the majority vest over four years.

2013 Employee Stock Purchase Plan

Under the Company’s 2013 ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The 24-month offering period will end between February 29, 2024 and August 31, 2024. The following table summarizes the Company’s ESPP activity for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
Number of shares purchased	115,124	111,171	102,031
Proceeds received (in millions)	$7.5	$7.8	$7.5

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense by function included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$61,293	$50,526	$41,671
Selling, general and administrative	171,725	63,417	66,399
Total stock-based compensation	$233,018	$113,943	$108,070

The following table summarizes stock-based compensation expense by grant type included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Stock options	$174,868	$68,995	$68,832
Restricted stock awards/units	52,601	40,055	33,457
Employee stock purchase plan	5,549	4,893	5,781
Total stock-based compensation	$233,018	$113,943	$108,070

As of December 31, 2022, there was $206.6 million of total unrecognized stock-based compensation expense related to the Company’s stock-based compensation plans. The expense is expected to be recognized over a weighted-average period of approximately three years. Of this amount, $98.9 million relates to options with service conditions only, $13.4 million relates to awards with service and market conditions, and the remaining $94.3 million related to restricted stock units with service conditions only.

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

Expense related to the Plan totaled $6.5 million, $5.3 million and $5.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

17. OTHER (LOSS) INCOME, NET

The following table summarizes other (loss) income, net for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Interest expense	$(53,248)	$(63,525)	$(59,947)
Interest income	16,488	354	2,970
Accretion of investment discount, net	11,235	157	4,489
Impairment of equity investment	(2,575)	(4,488)	—
Other (expense) income	(6,921)	(936)	517
Other expense, net	$(35,021)	$(68,438)	$(51,971)
Loss on debt extinguishment	(125,441)	—	—
Gain (loss) on contingent consideration, net*	6,700	7,200	(45,000)
Gain from sale of Priority Review Voucher	—	102,000	108,069
Total other (loss) income, net	$(153,762)	$40,762	$11,098

* The gain (loss) on contingent consideration, net is related to the fair value adjustment of the regulatory-related contingent payments that are accounted for as derivatives. Please see Note 5. Fair Value Measurements for further details.

18. INCOME TAXES

The following table summarizes the loss before the provision (benefit) for income taxes by jurisdiction for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$(251,384)	$(47,633)	$(204,956)
Foreign	(438,579)	(371,315)	(348,109)
Total	$(689,963)	$(418,948)	$(553,065)

The following table summarizes provision (benefit) for income taxes in the accompanying consolidated financial statements for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current provision:
Federal	$—	$—	$4
State	13,193	(40)	624
Foreign	944	181	680
Total current provision	14,137	141	1,308
Deferred benefit:
Federal	—	—	—
State	—	—	—
Foreign	(612)	(309)	(245)
Total deferred benefit	(612)	(309)	(245)
Total income tax expense (benefit)	$13,525	$(168)	$1,063

The following table summarizes the reconciliation between the Company’s effective tax rate and the statutory income tax rate for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
State taxes	4.1	0.4	0.6
Research and development and other tax credits	6.9	10.0	10.1
Valuation allowance	(14.7)	(9.8)	(21.3)
Permanent differences	(3.3)	(0.3)	(1.6)
Stock-based compensation	(1.2)	(3.0)	3.5
Foreign rate differential	(13.2)	(18.4)	(12.9)
Other	(1.6)	0.1	0.4
Effective tax rate	(2.0)%	(0.0)%	(0.2)%

Permanent differences affecting the Company’s effective tax rate primarily include the premium paid to repurchase a portion of the 2024 Notes, excess stock-based compensation tax deductions, net of non-deductible stock-based compensation and limitation on deductibility of officer compensations.

The following table summarizes the analysis of the deferred tax assets and liabilities for each of the periods indicated:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$241,826	$330,392
Difference in depreciation and amortization	39,725	31,563
Research and development tax credits	261,067	201,512
Stock-based compensation	80,193	38,132
Lease liabilities	11,782	10,890
Capitalized inventory	33,366	24,172
Debt discount	35,975	5,875
Capitalized research and development costs	74,886	—
Other	44,022	38,315
Total deferred tax assets	822,842	680,851
Deferred tax liabilities:
Right of use asset	(9,174)	(7,405)
Debt discount	—	—
Total deferred tax liabilities	(9,174)	(7,405)
Valuation allowance	(811,908)	(672,319)
Net deferred tax assets	$1,760	$1,127

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize the costs over five years for research activities performed in the United States and 15 years for research activities performed outside the United States. The provision required the Company to record a current state tax expense of $13.2 million primarily due to the temporary suspension of utilizing net operating loss carryforwards in certain states the Company operates in.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets, which are comprised principally of federal and state net operating loss carryforwards, research and development tax credit carryforwards, capitalized research and development costs, stock-based compensation expense, capitalized inventory, and intangibles. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of net federal and state deferred tax assets. Accordingly, a full valuation allowance against the U.S. net deferred tax asset is maintained at December 31, 2022 and 2021. The net change in the valuation allowance for deferred tax assets was an increase of $139.6 million and $66.5 million for the years ended December 31, 2022 and 2021, respectively. This increase for the year ended December 31, 2022 was primarily due to the generation of federal and state income tax credits, an increase in equity compensation, capitalized research and development costs and an increase in the debt discount deferred tax asset as a result of the integration of the 2022 Capped Calls associated with the 2027 Notes, which from a tax perspective resulted in an increase to the valuation allowance which was recorded through equity.

The Company generated foreign deferred tax assets mainly consisting of net operating loss carryforwards, stock-based compensation and unrealized gain/losses. Based upon the income projections in the majority of the foreign jurisdictions, the Company believes it will realize the benefit of its future deductible differences in these jurisdictions. As such, the Company has not recorded a valuation allowance against these foreign jurisdictions. Brazil and the Netherlands have generated deferred tax assets, which consist primarily of net operating loss carryforwards. The Company has concluded that it is more likely than not that we will not recognize the future benefits of the deferred tax assets in these jurisdictions, and accordingly, a full valuation allowance has been recorded against these foreign deferred tax assets.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $925.7 million and $616.2 million, respectively, available to reduce future taxable income. Federal and state net operating loss carry forwards of $229.8 million and $572.0 million will expire at various dates between 2023 and 2041. Federal and state net operating loss carryforwards of $695.9 million and $44.2 million, respectively, can be carried forward indefinitely. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code and similar state laws based on historical or future ownership changes and the value of the Company’s stock. Additionally, the Company has $180.1 million and $102.4 million of federal and state research and development credits, respectively, available to offset future taxable income. These federal and state research and development credits begin to expire between 2023 and 2042 and between 2023 and 2037, respectively. The Company also has foreign net operating loss carryforwards of $15.3 million, mainly derived from the net operating loss generated by its subsidiary in Brazil, which may be carried forward indefinitely.

The Company, or one of its subsidiaries, files income tax returns in the U.S., and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2022. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The follow table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for each of the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of the period	$53,815	$48,475	$41,753
Increase related to current year tax positions	8,079	5,503	6,722
Increase related to prior year tax positions	—	—	—
Decrease related to prior year tax positions	(190)	(163)	—
Balance at end of the period	$61,704	$53,815	$48,475

The balance of total unrecognized tax benefits at December 31, 2022, if recognized, would not affect the effective tax rate on income from continuing operations, due to a full valuation allowance against the Company’s U.S. deferred tax assets. The Company does not expect that the amount of unrecognized tax benefits to change significantly in the next twelve months. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. It had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2022 or 2021. No interest and/or penalties were recognized in 2022 or 2021.

The Company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax cost. Otherwise, the Company considers all of its foreign earnings to be permanently reinvested outside of the U.S. and has no plans to repatriate these foreign earnings to the U.S. The Company has no material unremitted earnings from its non-U.S. subsidiaries.

Effective December 31, 2021, the Company adopted a policy to account for Global Intangible Low-Taxed Income ("GILTI") as a period cost under the Tax Cuts and Jobs Act.

19. LEASES

The Company has real estate operating leases in Cambridge, Andover, Burlington and Bedford, Massachusetts, Dublin and Columbus, Ohio, and Durham, North Carolina that provide for scheduled annual rent increases throughout each lease’s term. The Company has also identified leases embedded in certain of its manufacturing and supply agreements as the Company determined that it controls the use of the facilities and related equipment therein. For more information related to manufacturing and supply agreements with Catalent, Inc. (“Catalent”), please refer to Note 21, Commitments and Contingencies.

Bedford, Massachusetts

On April 22, 2022, the Company entered into a lease agreement (the “Bedford Lease”) for 288,000 square feet of to-be-constructed research and development and manufacturing space in Bedford, Massachusetts. The term of the Bedford Lease commences upon the landlord’s completion of the initial construction of the core and shell of the building, at which time the Company will obtain control of the premises and commence internal construction activities. The Company is not involved in the initial construction of the core and shell of the building and will record the lease liability and ROU asset on its consolidated balance sheets when it obtains control of the premises, which is currently expected to be during the first quarter of 2023. The initial term of the Bedford Lease is anticipated to be 15 years commencing at the earlier of (i) date the certificate of occupancy is issued; or (ii) January 1, 2024, representing the establishment of the Company’s obligation to pay rent for the premises. The Company has two options to extend the lease for a period of ten years each, exercisable under certain conditions and at a market rate determined in accordance with the lease agreement.

Undiscounted minimum rent payments due over the 15-year term of the lease aggregate to $307.4 million. Additionally, the Company is responsible for reimbursing the landlord for the Company’s share of the property’s operating expenses and property taxes.

The Bedford lease also provides for a tenant improvement allowance of $72.0 million to be used towards costs incurred by the Company in the design and construction of the premises.

In May 2022, in connection with the execution of the Bedford Lease, the Company issued a letter of credit collateralized by cash deposits of approximately $8.4 million, which was included as restricted cash in the other non-current assets of the Company’s consolidated balance sheets. Such letter of credit shall be reduced to approximately $5.6 million at the commencement of the fourth rent year, provided certain conditions set forth in the Bedford Lease are satisfied.

Columbus, Ohio

On December 22, 2018, the Company entered into a lease agreement for a research and development facility in Columbus, Ohio (the “Columbus Lease”). On May 19, 2022 (the "Columbus Lease Amendment Date"), the Company entered into an amendment to the Columbus Lease to expand the footprint and extend the lease term from June 2026 to December 2036 (the “Columbus Amendment”). The Columbus Amendment will expand from its current form of approximately 78,000 square feet to 167,000 square feet through a series of expansion spaces commencing at various periods through January 1, 2025.

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

On June 1, 2022, the Company commenced design and construction activities on an area of the premises of approximately 18,000 square feet (the “Second Expansion Space”) and, therefore, it was determined that the lease related to the Second Expansion Space had commenced on that date. On October 1, 2022, the Company commenced design and construction activities on an area of the premises of approximately 36,000 (the "Initial Expansion Space") and, therefore, it was determined that the lease related to the Initial Expansion space had commenced on that date. The total ROU asset and lease liability associated with the Columbus Lease, inclusive of the Second Expansion Space and the Initial Expansion Space, was $10.7 million and $16.4 million, respectively, as of December 31, 2022.

As of December 31, 2022, ROU assets for operating leases were $65.0 million and operating lease liabilities were $73.1 million. The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s operating leases for the periods indicated:

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$18,184	$28,737
Variable lease cost	35,505	18,742
Total lease cost	$53,689	$47,479

Other information
Operating lease payments	$20,778	$24,449
Operating lease liabilities arising from obtaining ROU assets	$40,006	$13,225
Weighted average remaining lease term	6.4 years	3.5 years
Weighted average discount rate	8.3%	7.6%

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2022:

For the Year Ended December 31, 2022
(in thousands)
2023	$21,046
2024	20,754
2025	15,324
2026	8,423
2027	8,518
Thereafter	27,633
Total minimum lease payments	101,698
Less: imputed interest	(28,631)
Total operating lease liabilities	$73,067
Included in the consolidated balance sheet:
Current portion of lease liabilities within other current liabilities	$15,489
Lease liabilities, non-current	57,578
Total operating lease liabilities	$73,067

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

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Net loss	$(703,488)	$(418,780)	$(554,128)
Weighted-average common shares outstanding - basic	87,559	81,262	77,956
Effect of dilutive securities*	—	—	—
Weighted-average common shares outstanding - diluted	87,559	81,262	77,956
Net loss per share — basic and diluted	$(8.03)	$(5.15)	$(7.11)

* For the years ended December 31, 2022, 2021 and 2020, stock options, RSAs, RSUs and ESPP to purchase of approximately 11.2 million, 9.7 million and 9.0 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of its 2027 Notes and 2024 Notes on diluted net earnings per share (“EPS”) using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is more dilutive. During the year ended December 31, 2022, the inclusion of the potential share settlement of the 2027 Notes was anti-dilutive. During the years ended December 31, 2022, 2021 and 2020, the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive. Accordingly, the potential conversion of 5,712,253, 7,763,970 and 7,763,970 shares related to the 2024 Notes has been excluded from the computation of diluted net loss per share for the years ended December 31, 2022, 2021 and 2020, respectively, and the potential conversion of 8,100,485 shares related to the 2027 Notes has been excluded from the computation of diluted net loss per share for the year ended December 31, 2022.

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

In October 2021, the Company executed a third amendment (the “Amendment”) that modified the terms of the Thermo Agreements. The modification significantly decreased the Company’s right of use of the facility’s capacity and significantly reduced the fixed and in-substance fixed payments due over the remaining term of the agreement. The modification was accounted for as a lease termination, resulting in: (i) the derecognition of right of use assets of $23.4 million, (ii) the derecognition of lease liabilities of $20.1 million, and (iii) the recognition of a loss of $3.3 million, which is included in research and development expense. In addition, as a result of the capacity changes associated with the Amendment, $21.1 million of accelerated amortization of nonrefundable advance payments made to Thermo that were previously recorded as other assets in the accompanying consolidated balance sheets were charged to research and development expense for the year ended December 31, 2021.

Under the Amendment, the Thermo Agreements will expire on December 31, 2028, or earlier if certain conditions are met. The Company has the ability to extend the term with an 18-months’ notice and an agreement between the two parties. The Company also has the ability to terminate the Thermo Agreements prior to expiration, subject to the payment of additional financial consideration. Further, the Company has committed to guaranteed purchases under the Amendment on a take-or-pay basis regardless of whether services or goods are ordered. During the year ended December 31, 2022, the Company did not satisfy the total guaranteed purchase requirements in the fiscal year 2022. As such, the Company recognized a loss of approximately $54.0 million during the year ended December 31, 2022, reflecting the estimated shortfall related to the annual guaranteed purchase requirement for the manufacturing and supply of gene therapy materials. The loss has been classified as research and development expense in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2022, with the outstanding liability reflected as accrued contract manufacturing costs within accrued expenses in the consolidated balance sheets as of December 31, 2022. No similar losses were incurred in 2021 or 2020.

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

In November 2022, the Company further modified certain terms of the Catalent Agreements which extended the term of the agreement through December 31, 2028. The extension of the term of the agreement resulted in no change to the Company’s right of use of certain dedicated clean room suites other than the length of the term and extended no additional control over other suites at the date of modification. The change in the term of the Catalent Agreements represents a modification of the existing embedded lease over certain clean room suites. The modification resulted in the following: (i) the recognition of additional right of use assets of $19.2 million, (ii) the recognition of additional lease liabilities of $19.2 million, and (iii) a $3.9 million increase to long-term deposits manufacturing and a corresponding $3.9 million decrease to short-term deposits manufacturing, which are included in other current assets and other non-current assets, respectively, within the consolidated balance sheets. The modification also removed certain fixed payments due over the remaining term of the agreement. Further, in order to maintain the Company's dedicated clean room suites, it has committed to guaranteed purchases under the Amendment on a take-or-pay basis regardless of whether services or goods are ordered. As of December 31, 2022, the Company believes it is probable that the guaranteed purchase requirements will be met in the normal course of business throughout the term of the Catalent Agreements.

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

The following table presents non-cancelable contractual obligations arising from long-term contractual arrangements, including obligations related to leases embedded in certain supply agreements:

As of December 31, 2022
(in thousands)
2023	$649,644
2024	221,774
2025	162,698
2026	117,220
2027	117,220
Thereafter	117,220
Total manufacturing commitments	$1,385,776

Additionally, should the Company obtain regulatory approval for any drug product candidate produced as a part of the Company’s manufacturing obligations above, additional minimum batch requirements with the respective manufacturing parties would be required.

Other Funding Commitments

The Company has several on-going clinical trials in various clinical trial stages. Its most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at the Company’s option. As of December 31, 2022, the Company has approximately $480.8 million in cancellable future commitments based on existing CRO contracts. For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $78.7 million, $47.9 million and $40.4 million, respectively, for expenditures incurred by CROs.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. We record a loss contingency reserve for a legal proceeding when we consider the potential loss probable and we can reasonably estimate the amount of the loss or determine a probable range of loss. We provide disclosure when we consider a loss reasonably possible or when we determine that a loss in excess of a reserve is reasonably possible. We provide an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless we believe that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for the matters described below as of December 31, 2022.

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