Form 10-Q
period 2023-03-31
Sarepta Therapeutics, Inc.
filed 2023-05-02
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	93,148,652
(Class)	(Outstanding as of April 27, 2023)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$871,668	$966,777
Short-term investments	1,010,429	1,022,597
Accounts receivable	223,836	214,628
Inventory	202,675	203,968
Other current assets	179,769	149,891
Total current assets	2,488,377	2,557,861
Property and equipment, net	182,862	180,037
Right of use assets	62,016	64,954
Non-current inventory	164,144	162,545
Other non-current assets	162,387	162,969
Total assets	$3,059,786	$3,128,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,710	$95,875
Accrued expenses	345,554	418,996
Deferred revenue, current portion	67,239	89,244
Other current liabilities	17,381	15,489
Total current liabilities	536,884	619,604
Long-term debt	1,234,284	1,544,292
Lease liabilities, net of current portion	53,931	57,578
Deferred revenue, net of current portion	485,000	485,000
Contingent consideration	36,900	36,900
Other non-current liabilities	38	42
Total liabilities	2,347,037	2,743,416
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 93,140,135 and 87,950,117 issued and outstanding at March 31, 2023, and December 31, 2022, respectively	9	9
Additional paid-in capital	5,140,150	4,296,841
Accumulated other comprehensive loss, net of tax	(419)	(1,664)
Accumulated deficit	(4,426,991)	(3,910,236)
Total stockholders’ equity	712,749	384,950
Total liabilities and stockholders’ equity	$3,059,786	$3,128,366

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Products, net	$231,495	$188,825
Collaboration	22,005	22,005
Total revenues	253,500	210,830

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	35,017	31,443
Research and development	245,679	194,250
Selling, general and administrative	110,714	71,840
Amortization of in-licensed rights	178	178
Total cost and expenses	391,588	297,711
Operating loss	(138,088)	(86,881)

Other loss, net:
Loss on debt extinguishment	(387,329)	—
Other income (expense), net	12,707	(17,265)
Total other loss, net	(374,622)	(17,265)

Loss before income tax expense	(512,710)	(104,146)
Income tax expense	4,045	879
Net loss	(516,755)	(105,025)

Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax	1,245	(286)
Total other comprehensive income (loss)	1,245	(286)
Comprehensive loss	$(515,510)	$(105,311)

Net loss per share - basic and diluted	$(5.86)	$(1.20)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	88,186	87,253

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2022	87,950	$9	$4,296,841	$(1,664)	$(3,910,236)	$384,950
Exercise of options for common stock	267	—	22,808	—	—	22,808
Vest of restricted stock units	390	—	—	—	—	—
Issuance of common stock for exchange of 2024 Notes	4,456	—	693,377	—	—	693,377
Partial settlement of capped call share options for 2024 Notes	—	—	80,645	—	—	80,645
Issuance of common stock under employee stock purchase plan	77	—	5,229	—	—	5,229
Stock-based compensation	—	—	41,250	—	—	41,250
Unrealized gains from available-for-sale securities, net of tax	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	(516,755)	(516,755)
BALANCE AT MARCH 31, 2023	93,140	$9	$5,140,150	$(419)	$(4,426,991)	$712,749

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2021	87,127	$9	$4,134,768	$(20)	$(3,206,748)	$928,009
Exercise of options for common stock	18	—	997	—	—	997
Vest of restricted stock units	289	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	3,993	—	—	3,993
Stock-based compensation	—	—	29,198	—	—	29,198
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(105,025)	(105,025)
BALANCE AT MARCH 31, 2022	87,496	$9	$4,168,956	$(306)	$(3,311,773)	$856,886

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(516,755)	$(105,025)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on debt extinguishment	387,329	—
Depreciation and amortization	11,305	10,719
Reduction in the carrying amounts of the right of use assets	3,218	3,655
Stock-based compensation	41,250	29,198
Accretion of investment discount, net	(8,651)	(50)
Other	1,964	3,845
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(9,208)	(25,204)
Net increase in inventory	(306)	(4,687)
Net (increase) decrease in other assets	(29,996)	13,401
Net decrease in deferred revenue	(22,005)	(22,005)
Net decrease in accounts payable, accrued expenses, lease liabilities and other liabilities	(67,541)	(5,022)
Net cash used in operating activities	(209,396)	(101,175)

Cash flows from investing activities:
Purchase of property and equipment	(9,485)	(5,551)
Purchase of available-for-sale securities	(426,763)	(779,770)
Maturity and sale of available-for-sale securities	448,834	—
Other	(94)	(486)
Net cash provided by (used in) investing activities	12,492	(785,807)

Cash flows from financing activities:
Partial settlement of capped call share options for 2024 Notes	80,645	—
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	28,037	4,990
Debt conversion costs for 2024 Notes	(6,887)	—
Net cash provided by financing activities	101,795	4,990

Decrease in cash, cash equivalents and restricted cash	(95,109)	(881,992)

Cash, cash equivalents and restricted cash:
Beginning of period	985,801	2,125,523
End of period	$890,692	$1,243,531

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$871,668	$1,233,877
Restricted cash in other assets	19,024	9,654
Total cash, cash equivalents and restricted cash	$890,692	$1,243,531

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,023	$11,688
Supplemental schedule of non-cash investing activities and financing activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$11,136	$4,415
Lease liabilities arising from obtaining right of use assets	$280	$4,106
Common stock issued for exchange of 2024 Notes	$693,377	$—

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

As of March 31, 2023, the Company had approximately $1,901.1 million of cash, cash equivalents, restricted cash and investments, consisting of $871.7 million of cash and cash equivalents, $1,010.4 million of short-term investments and $19.0 million of long-term restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2022 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on February 28, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable from customers. As of March 31, 2023, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments.

Please refer to Note 6, Product Revenues, Net, Accounts Receivable and Reserves for Product Revenues for discussion of the credit risk associated with accounts receivable from customers.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2022.

There have not been any material changes to the Company's accounting policies through March 31, 2023.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For both the three months ended March 31, 2023 and 2022, the Company recognized $22.0 million of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). As of March 31, 2023, the Company had total deferred revenue of $552.2 million associated with the Roche Agreement, of which $67.2 million is classified as current. The portion of deferred revenue related to the separate material rights for the options to acquire ex-U.S. rights to certain Duchenne-specific programs was $485.0 million as of March 31, 2023 and December 31, 2022.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three months ended March 31, 2023 and March 31, 2022, costs reimbursable by Roche and reflected as a reduction to operating expenses were $20.3 million and $17.7 million, respectively. As of March 31, 2023, there was $62.0 million of collaboration receivable included in other current assets.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $39.8 million in research milestone payments. Under these agreements, there are $228.8 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and royalty payments based on the net sales of the developed products upon commercialization. As of March 31, 2023, the Company had not exercised any options nor had any additional research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of March 31, 2023, the Company may be obligated to make up to $3.1 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of March 31, 2023, which are discussed above. For the three months ended March 31, 2023 and 2022, the Company recognized up-front, development milestone and other expenses of $0.5 million and less than $0.1 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

During the three and twelve months ended March 31, 2023 and December 31, 2022, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$450,407	$450,407	$—	$—
Commercial paper	208,937	—	208,937	—
Government and government agency bonds	844,838	—	844,838	—
Corporate bonds	15,723	—	15,723	—
Strategic investments	31,000	—	—	31,000
Certificates of deposit	21,143	—	21,143	—
Total assets	$1,572,048	$450,407	$1,090,641	$31,000

Liabilities
Contingent consideration	$36,900	$—	$—	$36,900
Total liabilities	$36,900	$—	$—	$36,900

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$467,553	$467,553	$—	$—
Commercial paper	211,369	—	211,369	—
Government and government agency bonds	807,540	—	807,540	—
Corporate bonds	125,741	—	125,741	—
Strategic investments	31,321	321	—	31,000
Certificates of deposit	42,745	—	42,745	—
Total assets	$1,686,269	$467,874	$1,187,395	$31,000

Liabilities
Contingent consideration	$36,900	$—	$—	$36,900
Total liabilities	$36,900	$—	$—	$36,900

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy primarily include money market funds.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain of the short-term investments with original maturities of less than three months are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2023.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) and strategic investments in two other private companies. For more information related to Lacerta, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes-Merton option-pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investments in the other two private companies are recorded at fair value at the time of purchase as measured by their respective investment cost. At the end of each reporting period, the fair value of the Company's strategic investments will be adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the three months ended March 31, 2023 or 2022, as no impairment indicators were identified nor were similar securities issued.

The Company’s contingent consideration liability with a fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone, or shorten or lengthen the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

For both the three months ended March 31, 2023 and 2022, there were no changes to the fair value of the contingent consideration liability. As of March 31, 2023, the contingent consideration was recorded as a non-current liability on the Company's unaudited condensed consolidated balance sheets.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximated fair value because of the immediate or short-term maturity of these financial instruments. For fair value information related to the Company's debt facilities, please read Note 10, Indebtedness.

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Money market funds	$450,407	$467,553
Government and government agency bonds	79,495	128,451
Corporate bonds	717	3,157
Commercial paper	—	33,190
Total	$530,619	$632,351

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of March 31, 2023 and December 31, 2022 was approximately five and four months, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$791,456	$—	$—	$791,456
Commercial paper	208,937	—	—	208,937
Government and government agency bonds	845,137	402	(701)	844,838
Corporate bonds	15,816	—	(93)	15,723
Certificates of deposit	21,143	—	—	21,143
Total cash, cash equivalents and investments	$1,882,489	$402	$(794)	$1,882,097
As reported:
Cash and cash equivalents	$871,668	$1	$(1)	$871,668
Short-term investments	1,010,821	401	(793)	1,010,429
Total cash, cash equivalents and investments	$1,882,489	$402	$(794)	$1,882,097

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$801,979	$—	$—	$801,979
Commercial paper	211,369	—	—	211,369
Government and government agency bonds	808,904	178	(1,542)	807,540
Corporate bonds	126,014	9	(282)	125,741
Certificates of deposit	42,745	—	—	42,745
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374
As reported:
Cash and cash equivalents	$966,768	$9	$—	$966,777
Short-term investments	1,024,243	178	(1,824)	1,022,597
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT REVENUES

For the three months ended March 31, 2023 and 2022, the Company recorded $231.5 million and $188.8 million, respectively, of product revenues, net. Three individual customers accounted for 49%, 32% and 7% of product revenues, net, for the three months ended March 31, 2023 and 48%, 36% and 8% of product revenues, net, for the three months ended March 31, 2022. The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s net product revenues within a particular region may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. For the three months ended March 31, 2023, net product revenues totaled $200.5 million and $31.0 million within the U.S. and the rest of the world, respectively, with no individual rest of world country or region exceeding 10% of total net product revenues. Net product revenues within the United States exceeded 90% of total net product revenues for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company's accounts receivable were $223.8 million and $214.6 million, respectively, both of which were related to product sales receivable, net of discounts and allowances. As of March 31, 2023, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 60 and 150 days. Three individual customers accounted for 37%, 34% and 10% of accounts receivable from product sales as of March 31, 2023 and 36%, 35% and 12% of accounts receivable from product sales as of December 31, 2022. As of March 31, 2023, the Company believes that such customers are of high credit quality.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2022	$417	$67,493	$3,343	$23,445	$94,698
Provision	2,827	30,488	3,572	14,567	51,454
Adjustments relating to prior years	—	(2,162)	—	—	(2,162)
Payments/credits	(3,244)	(28,025)	(3,389)	(14,040)	(48,698)
Balance, as of March 31, 2023	$—	$67,794	$3,526	$23,972	$95,292

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2021	$799	$60,506	$2,798	$6,363	$70,466
Provision	2,437	24,989	2,950	9,181	39,557
Adjustments relating to prior years	—	(849)	—	30	(819)
Payments/credits	(2,906)	(16,563)	(2,645)	(4,182)	(26,296)
Balance, as of March 31, 2022	$330	$68,083	$3,103	$11,392	$82,908

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Reduction to accounts receivable	$26,600	$25,914
Component of accrued expenses	68,692	68,784
Total reserves	$95,292	$94,698

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Raw materials	$84,475	$59,181
Work in progress	239,657	269,185
Finished goods	42,687	38,147
Total inventory	$366,819	$366,513

No material inventory reserves existed as of March 31, 2023 or December 31, 2022. Non-current inventory consists of raw materials and work in progress and is anticipated to be consumed beyond the Company's normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Balance sheet classification
Inventory	$202,675	$203,968
Non-current inventory	164,144	162,545
Total inventory	$366,819	$366,513

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Manufacturing-related deposits and prepaids	$76,921	$66,455
Collaboration receivable	62,037	41,758
Prepaid maintenance services	11,898	9,815
Prepaid clinical and pre-clinical expenses	9,489	11,237
Prepaid research expenses	2,666	1,927
Prepaid commercial expenses	2,492	2,947
Interest receivable	2,203	3,311
Prepaid insurance	2,185	3,717
Other	9,878	8,724
Total other current assets	$179,769	$149,891

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Manufacturing-related deposits and prepaids	$94,422	$97,409
Strategic investments	31,000	31,321
Restricted cash	19,024	19,024
Intangible assets, net	7,199	7,578
Prepaid clinical expenses	2,173	2,150
Other	8,569	5,487
Total other non-current assets	$162,387	$162,969

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Accrued contract manufacturing costs	$155,609	$202,173
Product revenue related reserves	68,692	68,784
Accrued clinical and pre-clinical costs	35,968	28,884
Accrued employee compensation costs	27,849	65,946
Accrued professional fees	18,972	12,061
Accrued income taxes	16,092	12,521
Accrued royalties	8,383	8,636
Accrued fixed assets	7,451	984
Accrued research costs	2,177	1,629
Other	4,361	17,378
Total accrued expenses	$345,554	$418,996

10. INDEBTEDNESS

2024 Convertible Notes and 2017 Capped Call Transactions

On November 14, 2017, the Company issued $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024 (the “2024 Notes”) and, simultaneously, entered into capped call transactions with counterparties intended to minimize the impact of potential dilution upon conversion of the 2024 Notes (the “2017 Capped Calls”).

On September 14, 2022, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2024 Notes. The holders exchanged $150.6 million in aggregate principal value of 2024 Notes held by them for an aggregate payment of $248.6 million for full settlement of the principal value and accrued interest on such date. As a result of the repurchases, the Company entered into agreements with the 2017 Capped Calls counterparties to terminate a corresponding portion of the 2017 Capped Calls and received $26.3 million in cash.

On March 2, 2023, the Company entered into separate, privately negotiated exchange agreements with certain holders of the outstanding 2024 Notes (the “Exchange Agreements”). The Exchange Agreements resulted in an exchange of $313.5 million in aggregate principal value of the 2024 Notes for shares of the Company’s common stock (the “2024 Notes Exchange”), which closed on March 7, 2023 (the “Exchange Date”). In connection with the 2024 Notes Exchange, the Company issued approximately 4.5 million shares of the Company's common stock representing an agreed upon contractual exchange rate under each of the Exchange Agreements. The fair value of these shares issued was approximately $693.4 million. The Company also incurred approximately $6.9 million in third-party debt conversion costs. The exchange was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for as a debt extinguishment.

The Company accounted for the debt extinguishment by recognizing the difference between the fair value of the shares of common stock transferred on the Exchange Date and the net carrying amount of the extinguished debt as a loss on debt extinguishment. Accordingly, on the Exchange Date, the Company: (i) reduced the carrying value of the 2024 Notes by $311.5 million, (ii) eliminated accrued interest of $1.5 million, and (iii) recorded a loss on debt extinguishment of $387.3 million, inclusive of the $6.9 million in third-party debt conversion costs, which is included in the unaudited condensed consolidated statement of operations and comprehensive loss. The outstanding principal balance of the 2024 Notes as of March 31, 2023 is approximately $105.8 million, which is convertible into approximately 1.4 million shares of Company common stock.

As a result of the exchange, the Company entered into agreements with the counterparties to the 2017 Capped Calls to terminate a portion of the 2017 Capped Calls in a notional amount corresponding to the principal amount of the 2024 Notes exchanged through the 2024 Notes Exchange and received approximately $80.6 million in cash from the counterparties, which was included in additional paid-in capital within the unaudited condensed consolidated balance sheets as of March 31, 2023.

For additional details about the 2024 Notes, please read Note 13, Indebtedness to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Total Debt Obligations

As of March 31, 2023 and December 31, 2022, the Company recorded approximately $1,234.3 million and $1,544.3 million as long-term debt on the unaudited condensed consolidated balance sheets, respectively.

The following table summarizes the Company’s debt facilities for each of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Principal amount of the 2024 Notes	$105,847	$419,371
Principal amount of the 2027 Notes	1,150,000	1,150,000
Unamortized discount - debt issuance costs of 2024 Notes	(669)	(3,059)
Unamortized discount - debt issuance costs of 2027 Notes	(20,894)	(22,020)
Total carrying value of debt facilities	$1,234,284	$1,544,292

Fair value of 2024 Notes	$205,036	$765,046
Fair value of 2027 Notes	1,380,472	1,308,482
Total fair value of debt facilities	$1,585,508	$2,073,528

For the three months ended March 31, 2023 and 2022, contractual interest expense from debt facilities was $6.3 million and $15.8 million, inclusive of $1.5 million and $2.0 million of amortization of debt discounts, respectively. The fair value of the 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”) and the 2024 Notes is based on open market trades and is classified as Level 1 in the fair value hierarchy.

The following table summarizes the total principal payments due under the Company’s debt arrangements:

As of March 31, 2023
(in thousands)
2023 (April-December)	$—
2024	105,847
2025	—
2026	—
2027	1,150,000
Thereafter	—
Total payments	$1,255,847

The aggregate annual maturities of long-term debt principal and contractual interest during the remainder of 2023, the years ending December 31, 2024, 2025, 2026, and 2027 are $8.8 million, $121.8 million, $14.4 million, $14.4 million and $1,164.3 million, respectively.

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2023		2022
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	1,030,349	$72.80	1,291,537	$46.99
Restricted stock units*	1,075,911	$154.91	712,435	$79.98

*Included in restricted stock units (“RSUs”) for the three months ended March 31, 2023 and 2022 are 502,225 and 38,500 shares, respectively, with performance conditions which are related to regulatory approval of certain of the Company's product candidates. As of March 31, 2023, none of the performance conditions are probable of being achieved. If the performance milestones are achieved within the required time frame, the Company may recognize up to $78.3 million of stock-based compensation related to these grants. Stock options and the remaining RSUs granted during the periods presented in the table have only service-based criteria and vest over four years.

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

The Unvested Tranche represents awards with market conditions only. Both the pre- and post-modification fair values for the Unvested Tranche are determined by a lattice model with Monte Carlo simulations. The incremental compensation costs related to varying increments of the Unvested Tranche will be recognized as stock-based compensation expense over their respective derived service periods, an output from the Monte Carlo simulation, and will be fully recognized over a 1.3 year period from the Effective Date.

During the three months ended March 31, 2023, 550,110 options relating to the Unvested Tranche met the conditions for vesting as the average closing price of the Company's common stock exceeded $128.65 during 20 consecutive trading days in March 2023 and the compound annual growth rate of the Company's common stock exceeded that of the Nasdaq Biotech Index by greater than 5%. For the three months ended March 31, 2023, the Company recorded $8.4 million of stock-based compensation expense in total related to the Chief Executive Officer's awards. As of March 31, 2023, the Company is expected to recognize incremental compensation cost of $5.0 million over approximately the next four months associated with the Unvested Tranche.

Stock-based Compensation Expense

For the three months ended March 31, 2023 and 2022, total stock-based compensation expense was $41.3 million and $29.2 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$16,413	$13,068
Selling, general and administrative	24,837	16,130
Total stock-based compensation expense	$41,250	$29,198

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock options	$23,830	$16,406
Restricted stock units	16,140	11,365
Employee stock purchase plan	1,280	1,427
Total stock-based compensation expense	$41,250	$29,198

12. OTHER LOSS, NET

The following table summarizes other loss, net for each of the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Accretion of investment discount, net	$10,039	$42
Interest income	9,276	173
Interest expense	(6,323)	(15,796)
Other, net	(285)	(1,684)
Other income (expense), net	$12,707	$(17,265)
Loss on debt extinguishment	(387,329)	—
Total other loss, net	$(374,622)	$(17,265)

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

	For the Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Net loss	$(516,755)	$(105,025)
Weighted-average common shares outstanding - basic	88,186	87,253
Effect of dilutive securities*	—	—
Weighted-average common shares outstanding - diluted	88,186	87,253
Net loss per share - basic and diluted	$(5.86)	$(1.20)

* For the three months ended March 31, 2023 and 2022, stock options, RSUs and employee stock purchase plan to purchase of approximately 12.6 million and 11.3 million shares of common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of its 2027 Notes and 2024 Notes on diluted net earnings per share (“EPS”) using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is more dilutive. During the three months ended March 31, 2023, the inclusion of the potential share settlement of the 2027 Notes was anti-dilutive. During the three months ended March 31, 2023 and 2022 the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive. Accordingly, the potential conversion of approximately 1.4 million and 7.8 million shares related to the 2024 Notes has been excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022, respectively, and the potential conversion of approximately 8.1 million shares related to the 2027 Notes has been excluded from the computation of diluted net loss per share for the three months ended March 31, 2023.

14. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of March 31, 2023
(in thousands)
2023 (April-December)	$677,336
2024	375,179
2025	128,504
2026	62,500
2027	62,500
Thereafter	62,500
Total manufacturing commitments*	$1,368,519

* Total manufacturing commitments includes the Catalent Inc. manufacturing and supply agreement, for which the Company has right of use assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of March 31, 2023. For more information, please read Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Thermo Fisher Scientific, Inc.

The Company entered into a development, commercial manufacturing, and supply agreement in June 2018 and, subsequently, entered into the first, second and third amendments in May 2019, July 2020 and October 2021, respectively, with Brammer Bio MA, LLC, an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) (collectively, the “Thermo Agreement”).

In March 2023, the Company executed a fourth amendment (the “Amendment”) that modified the terms of the Thermo Agreement. The Amendment removed the previous minimum batch purchase commitment of $54.7 million per annum and associated fee for the remaining term of the Thermo Agreement. In connection with the elimination of such commitment and fee, the Amendment implemented a fee of up to $60.0 million, to be paid in three installments of $20.0 million each by March 1, 2024, December 31, 2024 and December 31, 2025, respectively, unless waived in part as described below. The Company will recognize the first $20.0 million installment due March 1, 2024 as a nonrefundable advance payment as the Company believes it will receive future benefit from this contract. As such, approximately $0.9 million per quarter will be recorded as research and development expense prior to a regulatory approval of SRP-9001.

The second and third payment installments, which are associated with the years ending December 31, 2024 and 2025, will be waived if the Company meets certain minimum purchase thresholds under the Amendment. As of March 31, 2023, the Company believes it is probable that the minimum purchase thresholds will be met in the normal course of business throughout the term of the agreement and, therefore, no liabilities were recorded related to the second or third payment installments.

For more information related to Thermo, please read Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included or may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. We record a loss contingency reserve for a legal proceeding when we consider the potential loss probable and we can reasonably estimate the amount of the loss or determine a probable range of loss. We provide disclosure when we consider a loss reasonably possible or when we determine that a loss in excess of a reserve is reasonably possible. We provide an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless we believe that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for the matters described below as of March 31, 2023.

On September 15, 2020, REGENXBIO INC. (“RegenX”) and the Trustees of the University of Pennsylvania filed a lawsuit against Sarepta in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make adeno-associated virus (“AAV”) gene therapy products, including SRP-9001. Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes upon the ‘617 Patent asserted by RegenX. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, an unspecified amount of damages that is no less than a reasonable royalty (treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 4, 2022, the Court denied Sarepta’s motion to dismiss the case pursuant to Federal Rule of Civil Procedure 12(b)(6) based on the Safe Harbor provision of non-infringement contained in 35 U.S.C. § 271(e)(1). Sarepta answered the Complaint on January 18, 2022, and a case schedule has been set with a trial commencing on January 29, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations is to provide an understanding of the financial condition, changes in financial condition and results of operations of Sarepta Therapeutics, Inc. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

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
•
the possible impact of regulations and regulatory decisions by the Food and Drug Administration (the "FDA") and other regulatory agencies on our business, including with respect to our BLA for SRP-9001, as well as the development of our product candidates and our financial and contractual obligations;
•
estimated timelines and milestones for the remainder of 2023 and beyond, including engaging with the FDA to discuss our next steps for our SRP-9003 program in 2023 and the anticipated FDA regulatory action date of May 29, 2023 and FDA Advisory Committee meeting date of May 12, 2023 related to the BLA for SRP-9001;
•
our engagement with regulatory authorities outside of the U.S. including the EMA;
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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Limb-girdle muscular dystrophies (“LGMDs”), and other neuromuscular and central nervous system (“CNS”) related disorders.

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

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, cell-penetrating peptide-conjugated PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021. In July 2022, the FDA placed Study 5051-201 on clinical hold following a serious adverse event of hypomagnesemia. The clinical hold was lifted in August 2022. We completed enrollment of Part B of Study 5051-201 in the first quarter of 2023. We anticipate Part B of Study 5051-201 to be our potentially pivotal trial, if the trial is successful.

•
SRP-9001 (Duchenne gene therapy program) aims to express a smaller but still functional version of dystrophin. A unique, engineered dystrophin is used because naturally-occurring dystrophin is too large to fit in an adeno-associated virus (“AAV”) vector. In the fourth quarter of 2017, an investigational new drug (“IND”) application for SRP-9001 was cleared by the FDA, and a Phase 1/2a clinical trial in individuals with Duchenne was initiated (Study 101). In October 2018, Nationwide Children’s Hospital (“Nationwide”) presented results from the Phase 1/2a clinical trial in four individuals with Duchenne enrolled in the trial. In March 2019, we presented nine-month functional and creatine kinase (“CK”) data from baseline from these four individuals, and twelve-month CK data from baseline from one of these individuals. In June 2020, we announced that functional, safety and tolerability data at twelve-months from baseline from these four individuals had been published in JAMA Neurology. In September 2020, we presented functional, safety and tolerability data at 24 months from these four individuals. In the fourth quarter of 2018, we commenced a randomized, double-blind, placebo-controlled trial of SRP-9001 with the goal to establish the functional benefits of SRP-9001 protein expression (Study 102). In January 2021, we released top-line results for Part 1 of Study 102 (the 48-week assessment of 41 participants) and interim expression results from Part 2 of Study 102 (the crossover phase). We announced topline results for Part 2 of Study 102 in January 2022. We have completed dosing in the first cohort in Study 103, an open-label study evaluating the safety and expression of commercially representative material for SRP-9001. In May 2021, we announced 12-week expression and safety results from the first 11 participants enrolled in Study 103. In October 2021, we announced functional data from the first 11 patients and tolerability data for all 32 patients enrolled in Study 103. We also initiated our pivotal trial (Study 301) in October 2021 and are currently enrolling patients. In July 2022, we announced additional data from our Studies 102 and 103. In September 2022, we announced that we submitted a biologics license application ("BLA"). In November 2022, the FDA accepted for filing and granted priority review for the BLA for SRP-9001 with an anticipated regulatory action date of May 29, 2023. The FDA also set an advisory committee meeting for the BLA for SRP-9001 for May 12, 2023.
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

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) capabilities that allow manufacturing and testing of our products and product candidates to support both clinical development as well as commercialization. We continue to refine and optimize our manufacturing processes and test methods. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. We have also opened facilities over the past several years which significantly enhanced our internal research and development capabilities. However, we currently do not have internal GMP manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

For our commercial Duchenne program, we have worked with our existing CMOs to increase production capacity from mid-scale to large-scale. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of CMOs is able to fulfill these requirements, and is capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we have built internal expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We expect that our partnerships with Thermo and Catalent will support our clinical and commercial manufacturing demand for our SRP-9001 Duchenne program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical and commercial production and testing. Aldevron is expected to provide GMP-grade plasmid for our SRP-9001 Duchenne program and LGMD programs, as well as plasmid source material for future gene therapy programs.

Manufacturers and suppliers of our commercial products and product candidates are subject to the current GMP (“cGMP”) requirements and other rules and regulations prescribed by FDA and other foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Cash, Cash Equivalents, Restricted Cash and Investments

As of March 31, 2023, we had approximately $1,901.1 million of cash, cash equivalents, restricted cash and investments, consisting of $871.7 million of cash and cash equivalents, $1,010.4 million of short-term investments and $19.0 million of long-term restricted cash. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•
inventory; and
•
income tax.

Aside from the removal of stock-based compensation as a critical accounting policy as of January 1, 2023, there have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$231,495	$188,825	$42,670	23%
Collaboration	22,005	22,005	—	(—)%
Total revenues	253,500	210,830	42,670	20%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	35,017	31,443	3,574	11%
Research and development	245,679	194,250	51,429	26%
Selling, general and administrative	110,714	71,840	38,874	54%
Amortization of in-licensed rights	178	178	—	(—)%
Total cost and expenses	391,588	297,711	93,877	32%
Operating loss	(138,088)	(86,881)	(51,207)	59%
Other loss, net:
Loss on debt extinguishment	(387,329)	—	(387,329)	NM*
Other income (expense), net	12,707	(17,265)	29,972	(174)%
Total other loss, net	(374,622)	(17,265)	(357,357)	NM*

Loss before income tax expense	(512,710)	(104,146)	(408,564)	NM*
Income tax expense	4,045	879	3,166	NM*
Net loss	$(516,755)	$(105,025)	$(411,730)	NM*

Net loss per share - basic and diluted	$(5.86)	$(1.20)	$(4.66)	NM*

* NM: not meaningful

Revenues

Revenues from product sales are recorded at the time of sale at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from Medicaid rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). Our estimates take into consideration current contractual and statutory requirements. Actual amounts of consideration ultimately received or paid may differ from our estimates.

The following table summarizes the components of our net product revenues, by product, for each of the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	Change	Change
	(in thousands)		$	%
EXONDYS 51	$132,571	$117,133	$15,438	13%
AMONDYS 45	65,912	43,614	22,298	51%
VYONDYS 53	33,012	28,078	4,934	18%
Products, net	$231,495	$188,825	$42,670	23%

Net product revenues for our products for the three months ended March 31, 2023 increased by $42.7 million compared with the three months ended March 31, 2022. The increase primarily reflects increasing demand for our products.

Collaboration revenue relates to our collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For both the three months ended March 31, 2023 and 2022, we recognized $22.0 million of collaboration revenue. For more information, please read Note 3, License and Collaboration Agreements to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of royalty payments primarily to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, and AMONDYS 45 by the FDA in September 2016, December 2019 and February 2021, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in the three months ended March 31, 2022, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the product. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our products sold would have been approximately $2.5 million for the three months ended March 31, 2022.

The following table summarizes the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$26,634	$18,463	$8,171	44%
Royalty payments	8,383	12,980	(4,597)	(35)%
Total cost of sales (excluding amortization of in-licensed rights)	$35,017	$31,443	$3,574	11%

The cost of sales (excluding amortization of in-licensed rights) for the three months ended March 31, 2023 increased by $3.6 million, or 11%, compared with the same periods in 2022. The change primarily reflects increasing demand for our products as well as the write-offs of certain batches of our products not meeting our quality specifications for the three months ended March 31, 2023, with no similar activity for the same period of 2022, partially offset by a decrease in royalty payments during the three months ended March 31, 2023 due to changes in the BioMarin royalty terms.

Research and development expenses

Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, conducting pre-clinical trials, clinical trials and manufacturing activities. Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants, up-front fees and milestones paid to third parties in connection with technologies that have not reached technological feasibility and do not have an alternative future use, and other external services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our programs include salaries, stock-based compensation and allocation of our facility- and technology-related costs.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	Change	Change
	(in thousands)		$	%
SRP-9001	$104,619	$91,561	$13,058	14%
Eteplirsen (exon 51)	22,614	9,056	13,558	150%
Other gene therapies	19,901	15,877	4,024	25%
PPMO platform	15,096	14,966	130	1%
Casimersen (exon 45)	7,663	7,839	(176)	(2)%
Golodirsen (exon 53)	5,515	4,806	709	15%
Collaboration cost-sharing	1,149	1,084	65	6%
Other projects	4,641	1,599	3,042	190%
Internal research and development expenses	84,604	65,075	19,529	30%
Roche collaboration reimbursement	(20,123)	(17,613)	(2,510)	14%
Total research and development expenses	$245,679	$194,250	$51,429	26%

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$111,921	$96,289	$15,632	16%
Compensation and other personnel expenses	46,186	32,196	13,990	43%
Clinical trial expenses	40,892	30,438	10,454	34%
Facility- and technology-related expenses	23,345	20,514	2,831	14%
Stock-based compensation	16,413	13,068	3,345	26%
Professional services	6,511	3,840	2,671	70%
Pre-clinical expenses	3,463	4,968	(1,505)	(30)%
Collaboration cost-sharing	1,149	1,084	65	6%
Research and other	15,922	9,466	6,456	68%
Roche collaboration reimbursement	(20,123)	(17,613)	(2,510)	14%
Total research and development expenses	$245,679	$194,250	$51,429	26%

Research and development expenses for the three months ended March 31, 2023 increased by $51.4 million, or 26%, compared with the three months ended March 31, 2022. The increase was primarily driven by the following:

•
$15.6 million increase in manufacturing expenses primarily due to a continuing ramp-up of SRP-9001 manufacturing;
•
$14.0 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$10.5 million increase in clinical trial expenses primarily due to an increased patient enrollment and site activation for our MOMENTUM and MIS51ON programs;
•
$2.8 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$3.3 million increase in stock-based compensation expense primarily due to changes in headcount and the value of stock awards;
•
$2.7 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors as we prepare for a potential launch of SRP-9001;
•
$1.5 million decrease in pre-clinical expenses primarily due to a decrease in toxicology study activity across multiple gene therapy and RNA platforms;
•
$6.5 million increase in research and other expenses primarily driven by an increase in sponsored research with academic institutions during the three months ended March 31, 2023 and an increase in lab-related expenses primarily due to changes in headcount; and
•
$2.5 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$38,467	$27,453	$11,014	40%
Professional services	35,091	17,294	17,797	103%
Stock-based compensation	24,837	16,130	8,707	54%
Facility- and technology-related expenses	9,850	8,153	1,697	21%
Other	2,626	2,919	(293)	(10)%
Roche collaboration reimbursement	(157)	(109)	(48)	44%
Total selling, general and administrative expenses	$110,714	$71,840	$38,874	54%

Selling, general and administrative expenses for the three months ended March 31, 2023 increased by $38.9 million, or 54%, compared with the three months ended March 31, 2022. This increase was primarily driven by the following:

•
$11.0 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$17.8 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors as we prepare for a potential launch of SRP-9001;
•
$8.7 million increase in stock-based compensation expense primarily related to the Chief Executive Officer grant modification agreement executed in 2022, as well as changes in headcount and the value of stock awards; and
•
$1.7 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with BioMarin and UWA in July 2017 and April 2013, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the patent from the first commercial sale of each product. For both the three months ended March 31, 2023 and 2022, we recorded amortization of in-licensed rights of approximately $0.2 million.

Loss on debt extinguishment

On November 14, 2017, we issued $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024 (the “2024 Notes”). On March 2, 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the outstanding 2024 Notes (the “Exchange Agreements”). The Exchange Agreements resulted in an exchange of $313.5 million in aggregate principal value of the 2024 Notes for shares of our common stock (the “2024 Notes Exchange”). In connection with the 2024 Notes Exchange, we issued approximately 4.5 million shares of our common stock representing an agreed upon contractual exchange rate pursuant to the terms of each Exchange Agreement. The exchange was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for as a debt extinguishment. We accounted for the debt extinguishment by recognizing the difference between the fair value of the shares of common stock transferred on the exchange date and the net carrying amount of the extinguished debt as a loss on debt extinguishment. The loss incurred on the extinguishment was $387.3 million, inclusive of $6.9 million in third-party debt conversion costs.

Other income (expense), net

Other income (expense), net primarily consists of interest expense on our debt facilities, interest income on our cash, cash equivalents and investments, amortization of investment premium or accretion of investment discount and unrealized gain or loss from our investment in our strategic investments. Interest expense primarily includes interest accrued on our convertible notes. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

For the three months ended March 31, 2023, other income (expense), net, increased by approximately $30.0 million compared with the three months ended March 31, 2022. The increase is primarily due to a $10.0 million increase in accretion of investment discount, net and a $9.1 million increase in interest income due to the investment mix of our investment portfolio, as well as a $9.5 million reduction of interest expense incurred as a result of the repayment of our December 2019 Term Loan in 2022.

Income tax expense

Income tax expense for the three months ended March 31, 2023 and 2022 was approximately $4.0 million and $0.9 million, respectively. Income tax expense for all periods presented relates to state and foreign income taxes.

Liquidity and Capital Resources

There have been no material changes to our obligations under lease arrangements as reported in our Form 10-K for the year ended December 31, 2022. Refer to Note 10, Indebtedness for additional discussion of our outstanding indebtedness.

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2023	As of December 31, 2022	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$871,668	$966,777	$(95,109)	(10)%
Short-term investments	1,010,429	1,022,597	(12,168)	(1)%
Restricted cash and investments	19,024	19,024	—	(—)%
Total cash, cash equivalents and investments	$1,901,121	$2,008,398	$(107,277)	(5)%

Borrowings:
Convertible debt	$1,234,284	$1,544,292	$(310,008)	(20)%
Total borrowings	$1,234,284	$1,544,292	$(310,008)	(20)%

Working capital
Current assets	$2,488,377	$2,557,861	$(69,484)	(3)%
Current liabilities	536,884	619,604	(82,720)	(13)%
Total working capital	$1,951,493	$1,938,257	$13,236	1%

For the periods ended March 31, 2023 and December 31, 2022, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from our offering of 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”) and our collaboration arrangement with Roche. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond March 31, 2024, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of programs. We expect to seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of EXONDYS 51, VYONDYS 53, AMONDYS 45 and potential future products;
•
the timing and costs associated with our expansion efforts;
•
the timing and costs of building out our manufacturing capabilities;
•
the timing of payments related to our future inventory commitments and manufacturing obligations;
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

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. As of March 31, 2023, total obligations under debt, lease, and manufacturing arrangements were $1.3 billion, $59.5 million, and $1.4 billion, respectively with $16.0 million, $14.5 million and $872.3 million due in less than one year, and approximately $1,307.7 million, $45.0 million and $496.2 million due in greater than one year. Interest payments are included within the future debt obligations stated in the previous sentence. Lease obligations only include real estate leases that had commenced prior to March 31, 2023. The leases embedded in a certain supply agreement are included in manufacturing obligations. Additional information regarding our obligations under debt and manufacturing arrangements is provided in Note 10, Indebtedness and Note 14, Commitments and Contingencies, respectively, to the unaudited condensed consolidated financial statements contained in Item 1.

For products and product candidates that are currently in various research and development stages, we may be obligated to make up to $3.1 billion of future development, regulatory, commercial and up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of March 31, 2023, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Three Months Ended
	March 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(209,396)	$(101,175)	$(108,221)	107%
Investing activities	12,492	(785,807)	798,299	(102)%
Financing activities	101,795	4,990	96,805	NM*
Decrease in cash and cash equivalents	$(95,109)	$(881,992)	$786,883	(89)%

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net loss adjusted for non-cash items and changes in net operating assets and liabilities, totaled $209.4 million and $101.2 million for the three months ended March 31, 2023 and 2022, respectively. Cash used in operating activities for the three months ended March 31, 2023 was primarily driven by the net loss of $516.8 million, adjusted for the following:

•
$387.3 million in loss on debt extinguishment related to the exchange of 2024 Notes;
•
$41.3 million in stock-based compensation expense;
•
$11.3 million in depreciation and amortization expense; and
•
$5.2 million in other non-cash items.

These amounts were partially offset by the $8.7 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$67.5 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the $54.0 million shortfall payment to Thermo made during the three months ended March 31, 2023 and the timing and invoicing of payments;
•
$30.0 million increase in other assets primarily due to the collaboration receivable outstanding as of three months ended March 31, 2023, as well as an increase in manufacturing prepaids as we ramp up production of SRP-9001;
•
$22.0 million decrease in deferred revenue related to the collaboration with Roche; and
•
$9.2 million increase in accounts receivable due to an increase in the demand of our products.

Cash used in operating activities for the three months ended March 31, 2022 was primarily driven by the net loss of $105.0 million, adjusted for the following:

•
$29.2 million in stock-based compensation expense;
•
$10.7 million in depreciation and amortization expense; and
•
$7.5 million in other non-cash items.

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

These changes were partially offset by a $13.4 million decrease in other assets primarily due to higher consumption of manufacturing-related deposits during the period.

Investing Activities

Cash provided by investing activities was $12.5 million for the three months ended March 31, 2023, compared to $785.8 million of cash used in the three months ended March 31, 2022. Cash provided by investing activities for the three months ended March 31, 2023 primarily consisted of $448.8 million from the maturity and sale of available-for-sale securities, partially offset by $426.8 million of purchases of available-for-sale securities and $9.5 million of purchases of property and equipment.

Cash used in investing activities for the three months ended March 31, 2022 primarily consisted of $779.8 million of purchases of available-for-sale securities and $5.6 million of purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $101.8 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively. Cash provided by financing activities for the three months ended March 31, 2023 consisted of $80.6 million in partial settlement of capped call share options for the 2024 Notes and $28.0 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program, partially offset by $6.9 million in third-party debt conversion costs related to the 2024 Notes Exchange.

Cash provided by financing activities for the three months ended March 31, 2022 consisted of $5.0 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions. As of March 31, 2023, we had approximately $1,901.1 million of cash, cash equivalents, restricted cash and investments, comprised of $871.7 million of cash and cash equivalents, $1,010.4 million of short-term investments and $19.0 million long-term restricted cash. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2023, we estimate that such hypothetical 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.4 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2023, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

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

The FDA granted accelerated approval for EXONDYS 51, VYONDYS 53 and AMONDYS 45, respectively, as therapeutic treatments for Duchenne in patients who have a confirmed mutation in the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively. EXONDYS 51 is currently commercially available in the U.S. and Israel only, and VYONDYS 53 and AMONDYS 45 are currently commercially available in the U.S. only, although they are available in additional countries through our EAP. The commercial success of our products continues to depend on, and the commercial success of any future products would depend on, a number of factors attributable to one of our products or the products of our competitors, including, but not limited to:

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
•
the process leading to a patient’s first infusion of our products and any future commercial products may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. Delays in the process prior to first infusion could negatively impact the sales of our products, including any future gene therapy products; and
•
the exercise by Roche of its option to obtain an exclusive license to commercialize one or more of our Duchenne products beyond SRP-9001 outside of the U.S. and Roche’s subsequent commercialization efforts.

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
•
unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization; and
•
an inability to develop effective commercial, sales and marketing infrastructure to support new product launches, including the potential launch of SRP-9001, if approved by the FDA.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, PepGen (notably for exon 51) and BioMarin (BMN-351 for exon 51); (ii) gene therapies, such as Pfizer and Solid (in partnership with Ultragenyx), and Regenxbio; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics, Editas Medicine, and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Mallinckrodt, Antisense Therapeutics, Italfarmco, Dystrogen and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin has announced it is pursuing IND enabling studies for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it has announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

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

We have entered into multiple collaborations, including with Roche, Nationwide, Duke University, Genethon, University of Florida, Genevant Sciences, Dyno Therapeutics, and Hansa Biopharma. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or strategic relationships, each of which involves numerous risks, including:

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

Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval. For example, the BLA for our product candidate SRP-9001 is currently under review with FDA, with an Advisory Committee set for May 12, 2023.

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

We rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product and to provide labeling and packaging of vials and storage of our products and product candidates. The limited number of third parties with facilities and capabilities suited for the manufacturing process of our products and product candidates creates a risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. As of the date of this Quarterly Report, we have dual sourcing for the APIs and drug product for all three of our commercial products.

In addition, the process for adding new manufacturing capacity is lengthy and often causes delays in development efforts. Any interruption of the development or operation of those facilities due to, among other reasons, events such as the ongoing COVID-19 pandemic, order delays for equipment or materials, equipment malfunctions, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters, such as earthquakes or fires, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in supply of our products, product candidates or materials. Any delay or interruption in the supply of finished products could hinder our ability to distribute our products to meet commercial demand or execute our commercialization plans on the timing that we expect, which could result in the loss of potential revenues, adversely affect our ability to gain market acceptance, or otherwise adversely affect our business, financial condition and prospects. In addition, any delay or interruption in the supply of SRP-9001 could negatively impact our ability to commercially launch SRP-9001, if approved by the FDA.

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

Products intended for use in gene therapies are novel, complex and difficult to manufacture. We could experience production problems that result in delays in commercialization of SRP-9001 or development of other gene therapy programs, limit the supply of our product candidates or future approved products or otherwise harm our business.

We currently have development, manufacturing and testing agreements with third parties to manufacture supplies of our gene therapy product candidates, including SRP-9001. Several factors could cause production interruptions, including talent acquisition/retention, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of suppliers.

The physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in delay in product release, product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical and/or commercial-grade materials that meet FDA, EMA or other applicable foreign standards or specifications with consistent and acceptable production yields and costs. Lot failures or product recalls could cause us to delay clinical trials or product launches, or may result in an inability to fulfill demand for commercial supply of SRP-9001, if approved by the FDA, or other future gene therapy products, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of SRP-9001 or any other approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the competent authority authorizes its release.

As our product candidates advance to later stage clinical trials, it is customary that various CMC aspects of the development program, such as manufacturing, formulation and other processes, and route of administration, may be altered to optimize the candidates and processes for scale-up necessary for later stage clinical trials and potential approval and commercialization. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for Phase 3 clinical stage development or for commercialization, which may cause delays in the initiation or completion of clinical trials and greater costs. We may also need to conduct additional studies to demonstrate comparability between newly manufactured drug substance and/or drug product for commercialization relative to previously manufactured drug substance and/or drug product for clinical trials. Demonstrating comparability may require us to incur additional costs or delay initiation or completion of clinical trials and, if unsuccessful, could require us to complete additional pre-clinical studies or clinical trials.

We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing process which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Further, in order for us to successfully launch and commercialize SRP-9001, if approved by the FDA, our manufacturers need to be able to produce quantities at a commercial scale. If our third-party manufacturers are unable to satisfy these requirements, our ability to meet potential commercial demand may be adversely impacted, which could result in the loss of potential revenues, adversely affect our ability to gain market acceptance of SRP-9001, or otherwise adversely affect our business, financial condition and prospects. If approved, SRP-9001 will become our first gene therapy product. We may not be able to accurately estimate commercial demand for this potential new type of product. If commercial demand for SRP-9001 is greater than we estimate, we and our manufacturers may be unable to fulfill all orders for SRP-9001 in a timely manner, which may adversely affect our business, financial condition and prospects.

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

We incurred an operating loss of $138.1 million for the three months ended March 31, 2023. Our accumulated deficit was $4.4 billion as of March 31, 2023. Although we currently have three commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements and condensed consolidated financial statements could prove inaccurate.

Our consolidated financial statements and condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. Such estimates and judgments include revenue recognition, inventory, valuation of stock-based awards, research and development expenses and income tax. We base our estimates on historical experience, facts and circumstances known to us and on various other assumptions that we believe to be reasonable under the circumstances. We cannot provide assurances, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. If this is the case, we may be required to restate our consolidated financial statements or condensed consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements or condensed consolidated financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline, which could in turn subject us to securities class action litigation.

Risks Related to Our Common Stock

Our stock price is volatile and may fluctuate due to factors beyond our control.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 19% in a single day or decreased as much as 18% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of March 31, 2023, there were approximately 93.1 million shares of common stock outstanding and outstanding awards to purchase 12.4 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2023, there were approximately 2.4 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.1 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.7 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

In 2017, we issued $570.0 million aggregate principal amount of Notes, pursuant to that certain indenture, dated as of November 14, 2019, between us, as issuer, and U.S. Bank National Association, as trustee. In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us, as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of 2027 Notes issued to the Michael A. Chambers Living Trust in a private placement. In September 2022, we entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2024 Notes and, in March 2023, we entered into separate, privately negotiated exchange agreements with holders of $313.5 million in aggregate principal value of outstanding 2024 Notes pursuant to which these 2024 Notes were exchanged for shares of our common stock. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the remaining outstanding 2024 Notes, which are non-callable and mature in 2024, and the 2027 Notes, which mature in 2027, will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
3.6	Second Amended and Restated Bylaws	8-K	001-14895	3.1	12/13/22
31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 2, 2023	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2023	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)