Form 10-Q
period 2023-06-30
Sarepta Therapeutics, Inc.
filed 2023-08-02
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	93,278,902
(Class)	(Outstanding as of July 28, 2023)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$851,929	$966,777
Short-term investments	1,008,786	1,022,597
Accounts receivable	236,808	214,628
Inventory	226,876	203,968
Other current assets	148,215	149,891
Total current assets	2,472,614	2,557,861
Property and equipment, net	188,874	180,037
Right of use assets	134,728	64,954
Non-current inventory	166,635	162,545
Other non-current assets	163,039	162,969
Total assets	$3,125,890	$3,128,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,796	$95,875
Accrued expenses	326,877	418,996
Deferred revenue, current portion	44,989	89,244
Other current liabilities	16,992	15,489
Total current liabilities	498,654	619,604
Long-term debt	1,235,517	1,544,292
Lease liabilities, net of current portion	129,170	57,578
Deferred revenue, net of current portion	485,000	485,000
Contingent consideration	36,100	36,900
Other non-current liabilities	38	42
Total liabilities	2,384,479	2,743,416
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 93,273,541 and 87,950,117 issued and outstanding at June 30, 2023, and December 31, 2022, respectively	9	9
Additional paid-in capital	5,193,388	4,296,841
Accumulated other comprehensive loss, net of tax	(1,055)	(1,664)
Accumulated deficit	(4,450,931)	(3,910,236)
Total stockholders’ equity	741,411	384,950
Total liabilities and stockholders’ equity	$3,125,890	$3,128,366

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Products, net	$238,988	$211,237	$470,483	$400,062
Collaboration	22,250	22,250	44,255	44,255
Total revenues	261,238	233,487	514,738	444,317

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	34,124	37,795	69,141	69,238
Research and development	241,890	252,329	487,569	446,579
Selling, general and administrative	118,564	154,316	229,278	226,156
Amortization of in-licensed rights	179	179	357	357
Total cost and expenses	394,757	444,619	786,345	742,330
Operating loss	(133,519)	(211,132)	(271,607)	(298,013)

Other income (loss), net:
Gain from sale of Priority Review Voucher	102,000	—	102,000	—
Loss on debt extinguishment	—	—	(387,329)	—
Other income (expense), net	16,934	(16,961)	29,641	(34,226)
Total other income (loss), net	118,934	(16,961)	(255,688)	(34,226)

Loss before income tax expense	(14,585)	(228,093)	(527,295)	(332,239)
Income tax expense	9,355	3,388	13,400	4,267
Net loss	(23,940)	(231,481)	(540,695)	(336,506)

Other comprehensive (loss) income:
Unrealized (losses) gains on investments, net of tax	(636)	(2,179)	609	(2,465)
Total other comprehensive (loss) income	(636)	(2,179)	609	(2,465)
Comprehensive loss	$(24,576)	$(233,660)	$(540,086)	$(338,971)

Net loss per share - basic and diluted	$(0.27)	$(2.65)	$(6.11)	$(3.85)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	88,743	87,511	88,466	87,383

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2022	87,950	$9	$4,296,841	$(1,664)	$(3,910,236)	$384,950
Exercise of options for common stock	267	—	22,808	—	—	22,808
Vest of restricted stock units	390	—	—	—	—	—
Issuance of common stock for exchange of 2024 Notes	4,456	—	693,377	—	—	693,377
Partial settlement of capped call share options for 2024 Notes	—	—	80,645	—	—	80,645
Issuance of common stock under employee stock purchase plan	77	—	5,229	—	—	5,229
Stock-based compensation	—	—	41,250	—	—	41,250
Unrealized gains from available-for-sale securities, net of tax	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	(516,755)	(516,755)
BALANCE AT MARCH 31, 2023	93,140	$9	$5,140,150	$(419)	$(4,426,991)	$712,749
Exercise of options for common stock	80	—	5,861	—	—	5,861
Vest of restricted stock units	54	—	—	—	—	—
Stock-based compensation	—	—	47,377	—	—	47,377
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(636)	—	(636)
Net loss	—	—	—	—	(23,940)	(23,940)
BALANCE AT JUNE 30, 2023	93,274	$9	$5,193,388	$(1,055)	(4,450,931)	$741,411

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2021	87,127	$9	$4,134,768	$(20)	$(3,206,748)	$928,009
Exercise of options for common stock	18	—	997	—	—	997
Vest of restricted stock units	289	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	3,993	—	—	3,993
Stock-based compensation	—	—	29,198	—	—	29,198
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(105,025)	(105,025)
BALANCE AT MARCH 31, 2022	87,496	$9	$4,168,956	$(306)	$(3,311,773)	$856,886
Exercise of options for common stock	11	—	339	—	—	339
Vest of restricted stock units	28	—	—	—	—	—
Stock-based compensation	—	—	102,892	—	—	102,892
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(2,179)	—	(2,179)
Net loss	—	—	—	—	(231,481)	(231,481)
BALANCE AT JUNE 30, 2022	87,535	$9	$4,272,187	$(2,485)	$(3,543,254)	$726,457

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(540,695)	$(336,506)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on debt extinguishment	387,329	—
Gain from sale of Priority Review Voucher	(102,000)	—
Depreciation and amortization	22,097	20,608
Reduction in the carrying amounts of the right of use assets	6,811	5,514
Non-cash interest expense	2,688	3,988
Stock-based compensation	88,627	132,090
Loss on disposal of assets	322	5,370
Accretion of investment discount, net	(20,245)	(1,459)
Other	(477)	468
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(22,180)	(50,864)
Net increase in inventory	(26,998)	(15,364)
Net decrease in other assets	11,015	30,921
Net decrease in deferred revenue	(44,255)	(44,255)
Net (decrease) increase in accounts payable, accrued expenses, lease liabilities and other liabilities	(93,669)	81,499
Net cash used in operating activities	(331,630)	(167,990)

Cash flows from investing activities:
Proceeds from sale of Priority Review Voucher	102,000	—
Purchase of property and equipment	(27,394)	(14,629)
Purchase of available-for-sale securities	(829,799)	(1,137,602)
Maturity and sale of available-for-sale securities	864,458	77,151
Other	(139)	(718)
Net cash provided by (used in) investing activities	109,126	(1,075,798)

Cash flows from financing activities:
Partial settlement of capped call share options for 2024 Notes	80,645	—
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	33,898	5,329
Debt conversion costs for 2024 Notes	(6,887)	—
Net cash provided by financing activities	107,656	5,329

Decrease in cash, cash equivalents and restricted cash	(114,848)	(1,238,459)

Cash, cash equivalents and restricted cash:
Beginning of period	985,801	2,125,523
End of period	$870,953	$887,064

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$851,929	$868,565
Restricted cash in other assets	19,024	18,499
Total cash, cash equivalents and restricted cash	$870,953	$887,064

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,817	$27,780
Supplemental schedule of non-cash investing activities and financing activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$20,928	$5,751
Lease liabilities arising from obtaining right of use assets	$75,875	$11,407
Common stock issued for exchange of 2024 Notes	$693,377	$—
Lease liabilities terminated	$—	$3,807

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

The Company's products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), AMONDYS 45 (casimersen) Injection (“AMONDYS 45”) and ELEVIDYS, were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016, December 12, 2019, February 25, 2021 and June 22, 2023, respectively. Indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. ELEVIDYS addresses the root genetic cause of Duchenne mutations in the dystrophin gene that result in the lack of dystrophin protein by delivering a gene that codes for a shortened form of dystrophin to muscle cells known as ELEVIDYS micro-dystrophin.

As of June 30, 2023, the Company had approximately $1,879.7 million of cash, cash equivalents, restricted cash and investments, consisting of $851.9 million of cash and cash equivalents, $1,008.8 million of short-term investments and $19.0 million of long-term restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2022 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on February 28, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable from customers. As of June 30, 2023, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments.

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

There have not been any material changes to the Company's accounting policies through June 30, 2023.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For the three and six months ended June 30, 2023 and 2022, the Company recognized $22.3 million and $44.3 million of collaboration revenue, respectively, associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). As of June 30, 2023, the Company had total deferred revenue of $530.0 million associated with the Roche Agreement, of which $45.0 million is classified as current. The portion of deferred revenue related to the separate material rights for the options to acquire ex-U.S. rights to certain Duchenne-specific programs was $485.0 million as of June 30, 2023 and December 31, 2022.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and six months ended June 30, 2023, costs reimbursable by Roche and reflected as a reduction to operating expenses were $28.2 million and $48.5 million, respectively. For the three and six months ended June 30, 2022, costs reimbursable by Roche and reflected as a reduction to operating expenses were $26.4 million and $44.1 million, respectively. As of June 30, 2023, there was $28.6 million of collaboration receivable included in other current assets.

Nationwide Children's Hospital

In December 2016, the Company entered into an exclusive option agreement with Nationwide Children’s Hospital (“Nationwide”) from which the Company obtained an exclusive right to acquire a worldwide license of the micro-dystrophin gene therapy technology for Duchenne and Becker muscular dystrophy. In October 2018, the Company exercised the option and entered into a license agreement with Nationwide, which granted the Company exclusive worldwide rights to develop, manufacture and commercialize a micro-dystrophin gene therapy product candidate. In connection with the FDA approval of ELEVIDYS in June 2023, the Company recorded a milestone payment of $10.0 million to Nationwide as an in-licensed right intangible asset in its unaudited condensed consolidated balance sheets as of June 30, 2023. The in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patents and has a carrying value of approximately $10.0 million as of June 30, 2023. Upon commercial sale of ELEVIDYS, the Company is expected to make low-single-digit royalty payments based on net sales which will be recorded by the Company as cost of sales.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $39.8 million in research milestone payments. Under these agreements, there are $221.3 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are exercised and additional license agreements are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and royalty payments based on the net sales of the developed products upon commercialization. In April 2023, the Company exercised one such option and recognized $7.5 million of up-front payment as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recognized $6.0 million of research, option and milestone expense. As of June 30, 2023, no additional research milestone payments became probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of June 30, 2023, the Company may be obligated to make up to $3.2 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of June 30, 2023, which are discussed above. For the three and six months ended June 30, 2023, the Company recognized up-front, development milestone and other expenses of $7.6 million and $8.1 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2022, the Company recognized up-front and development milestone expenses of approximately $8.8 million as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In June 2023, the Company entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“ELEVIDYS PRV”) it received from the FDA in connection with the approval of ELEVIDYS for consideration of $102.0 million, with no commission costs. The closing of the transaction was not subject to the conditions set forth under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and closed in June 2023. The net proceeds were recorded as a gain from sale of the ELEVIDYS PRV as it did not have a carrying value at the time of the sale.

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

During the six and twelve months ended June 30, 2023 and December 31, 2022, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$404,863	$404,863	$—	$—
Commercial paper	169,866	—	169,866	—
Government and government agency bonds	859,532	—	859,532	—
Corporate bonds	21,207	—	21,207	—
Strategic investments	31,000	—	—	31,000
Certificates of deposit	7,961	—	7,961	—
Total assets	$1,494,429	$404,863	$1,058,566	$31,000

Liabilities
Contingent consideration	$36,100	$—	$—	$36,100
Total liabilities	$36,100	$—	$—	$36,100

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$467,553	$467,553	$—	$—
Commercial paper	211,369	—	211,369	—
Government and government agency bonds	807,540	—	807,540	—
Corporate bonds	125,741	—	125,741	—
Strategic investments	31,321	321	—	31,000
Certificates of deposit	42,745	—	42,745	—
Total assets	$1,686,269	$467,874	$1,187,395	$31,000

Liabilities
Contingent consideration	$36,900	$—	$—	$36,900
Total liabilities	$36,900	$—	$—	$36,900

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy primarily include money market funds.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain of the short-term investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2023.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) and strategic investments in two other private companies. For more information related to Lacerta, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes-Merton option-pricing model. The most significant assumptions in the option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investments in the other two private companies are recorded at fair value at the time of purchase as measured by their respective investment cost. At the end of each reporting period, the fair value of the Company's strategic investments will be adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the six months ended June 30, 2023 or 2022, as no impairment indicators were identified nor were similar securities issued.

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

A decrease of $0.8 million was recorded during the three and six months ended June 30, 2023 to account for the change in fair value of the Company's contingent consideration liabilities. This change, which is recorded through earnings, was a result of the termination of a license agreement with an academic institution that had met the definition of a derivative. As of June 30, 2023, the remaining contingent consideration was recorded as a non-current liability on the Company's unaudited condensed consolidated balance sheets.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximated fair value because of the immediate or short-term maturity of these financial instruments. For fair value information related to the Company's debt facilities, please read Note 11, Indebtedness.

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Money market funds	$404,863	$467,553
Corporate bonds	49,780	3,157
Government and government agency bonds	—	128,451
Commercial paper	—	33,190
Total	$454,643	$632,351

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of both June 30, 2023 and December 31, 2022 was approximately four months.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$802,149	$—	$—	$802,149
Commercial paper	169,866	—	—	169,866
Government and government agency bonds	860,546	65	(1,079)	859,532
Corporate bonds	21,221	5	(19)	21,207
Certificates of deposit	7,961	—	—	7,961
Total cash, cash equivalents and investments	$1,861,743	$70	$(1,098)	$1,860,715
As reported:
Cash and cash equivalents	$851,917	$12	$—	$851,929
Short-term investments	1,009,826	58	(1,098)	1,008,786
Total cash, cash equivalents and investments	$1,861,743	$70	$(1,098)	$1,860,715

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$801,979	$—	$—	$801,979
Commercial paper	211,369	—	—	211,369
Government and government agency bonds	808,904	178	(1,542)	807,540
Corporate bonds	126,014	9	(282)	125,741
Certificates of deposit	42,745	—	—	42,745
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374
As reported:
Cash and cash equivalents	$966,768	$9	$—	$966,777
Short-term investments	1,024,243	178	(1,824)	1,022,597
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374

7. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT REVENUES

For the three months ended June 30, 2023 and 2022, the Company recorded $239.0 million and $211.2 million, respectively, of product revenues, net. For the six months ended June 30, 2023 and 2022, the Company recorded $470.5 and $400.1 million, respectively, of products revenues, net. Three individual customers accounted for 47%, 33% and 7% of product revenues, net, for the three months ended June 30, 2023 and 48%, 32% and 7% for the six months ended June 30, 2023. Three individual customers accounted for 50%, 32% and 7% of net product revenues for the three months ended June 30, 2022 and 49%, 34% and 7% of net product revenues for the six months ended June 30, 2022. The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s net product revenues within a particular country may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. For the three months ended June 30, 2023, net product revenues totaled $203.9 million and $35.1 million within the United States and the rest of the world, respectively. For the six months ended June 30, 2023, net product revenues totaled $404.4 million and $66.1 million within the United States and the rest of world, respectively. For the three months ended June 30, 2022, net product revenues totaled $187.6 million and $23.6 million within the United States and the rest of the world, respectively. For the six months ended June 30, 2022, net product revenues totaled $360.0 million and $40.1 million within the United States and the rest of the world, respectively. No individual rest of world country exceeded 10% of total net product revenues for the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the Company's accounts receivable were $236.8 million and $214.6 million, respectively, both of which were primarily related to product sales receivable, net of discounts and allowances. As of June 30, 2023, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 91 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 60 and 150 days. Three individual customers accounted for 35%, 34% and 12% of accounts receivable from product sales as of June 30, 2023 and 36%, 35% and 12% of accounts receivable from product sales as of December 31, 2022. As of June 30, 2023, the Company believes that such customers are of high credit quality and has not experienced any material credit losses related to such customers.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2022	$417	$67,493	$3,343	$23,445	$94,698
Provision	6,287	60,824	7,228	32,220	106,559
Adjustments relating to prior years	—	(3,437)	—	—	(3,437)
Payments/credits	(6,434)	(45,592)	(6,976)	(24,820)	(83,822)
Balance, as of June 30, 2023	$270	$79,288	$3,595	$30,845	$113,998

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2021	$799	$60,506	$2,798	$6,363	$70,466
Provision	5,642	52,589	6,192	19,386	83,809
Adjustments relating to prior years	—	(2,228)	—	30	(2,198)
Payments/credits	(6,232)	(43,293)	(5,639)	(11,460)	(66,624)
Balance, as of June 30, 2022	$209	$67,574	$3,351	$14,319	$85,453

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Reduction to accounts receivable	$33,574	$25,914
Component of accrued expenses	80,424	68,784
Total reserves	$113,998	$94,698

8. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Raw materials	$102,838	$59,181
Work in progress	243,061	269,185
Finished goods	47,612	38,147
Total inventory	$393,511	$366,513

Non-current inventory consists of raw materials and work in progress and is anticipated to be consumed beyond the Company's normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Balance sheet classification
Inventory	$226,876	$203,968
Non-current inventory	166,635	162,545
Total inventory	$393,511	$366,513

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Manufacturing-related deposits and prepaids	$79,007	$66,455
Collaboration receivable	28,635	41,758
Prepaid maintenance services	11,777	9,815
Prepaid clinical and pre-clinical expenses	7,127	11,237
Prepaid insurance	3,139	3,717
Prepaid commercial expenses	2,854	2,947
Prepaid research expenses	2,502	1,927
Interest receivable	1,715	3,311
Other	11,459	8,724
Total other current assets	$148,215	$149,891

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Manufacturing-related deposits and prepaids	$83,479	$97,409
Strategic investments	31,000	31,321
Restricted cash	19,024	19,024
Intangible assets, net	18,018	7,578
Prepaid clinical expenses	2,196	2,150
Other	9,322	5,487
Total other non-current assets	$163,039	$162,969

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Accrued contract manufacturing costs	$82,734	$202,173
Product revenue related reserves	80,424	68,784
Accrued employee compensation costs	44,906	65,946
Accrued clinical and pre-clinical costs	39,786	28,884
Accrued income taxes	20,815	12,521
Accrued professional fees	19,984	12,061
Accrued milestone and license costs	11,200	7,702
Accrued royalties	8,583	8,636
Accrued fixed assets	6,027	984
Accrued research costs	2,627	1,629
Other	9,791	9,676
Total accrued expenses	$326,877	$418,996

11. INDEBTEDNESS

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

The Company accounted for the debt extinguishment by recognizing the difference between the fair value of the shares of common stock transferred on the Exchange Date and the net carrying amount of the extinguished debt as a loss on debt extinguishment. Accordingly, on the Exchange Date, the Company: (i) reduced the carrying value of the 2024 Notes by $311.5 million, (ii) eliminated accrued interest of $1.5 million, and (iii) recorded a loss on debt extinguishment of $387.3 million, inclusive of the $6.9 million in third-party debt conversion costs, which is included in the unaudited condensed consolidated statement of operations and comprehensive loss. The outstanding principal balance of the 2024 Notes as of June 30, 2023 is approximately $105.8 million, which is convertible into approximately 1.4 million shares of Company common stock.

As a result of the exchange, the Company entered into agreements with the counterparties to the 2017 Capped Calls to terminate a portion of the 2017 Capped Calls in a notional amount corresponding to the principal amount of the 2024 Notes exchanged through the 2024 Notes Exchange and received approximately $80.6 million in cash from the counterparties, which was included in additional paid-in capital within the unaudited condensed consolidated balance sheets as of June 30, 2023.

For additional details about the 2024 Notes, please read Note 13, Indebtedness to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Total Debt Obligations

As of June 30, 2023 and December 31, 2022, the Company recorded approximately $1,235.5 million and $1,544.3 million as long-term debt on the unaudited condensed consolidated balance sheets, respectively.

The following table summarizes the Company’s debt facilities for each of the periods indicated:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Principal amount of the 2024 Notes	$105,847	$419,371
Principal amount of the 2027 Notes	1,150,000	1,150,000
Unamortized discount - debt issuance costs of 2024 Notes	(567)	(3,059)
Unamortized discount - debt issuance costs of 2027 Notes	(19,763)	(22,020)
Total carrying value of debt facilities	$1,235,517	$1,544,292

Fair value of 2024 Notes	$202,287	$765,046
Fair value of 2027 Notes	1,247,693	1,308,482
Total fair value of debt facilities	$1,449,980	$2,073,528

For the three months ended June 30, 2023 and 2022, contractual interest expense from debt facilities was $5.2 million and $16.0 million, inclusive of $1.2 million and $2.0 million of amortization of debt discounts, respectively. For the six months ended June 30, 2023 and 2022, contractual interest expense from debt facilities was $11.5 million and $31.8 million, inclusive of $2.7 million and $4.0 million of amortization of debt discounts, respectively. The fair value of the 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”) and the 2024 Notes is based on open market trades and is classified as Level 1 in the fair value hierarchy.

The following table summarizes the total principal payments due under the Company’s debt arrangements:

As of June 30, 2023
(in thousands)
2023 (July-December)	$—
2024	105,847
2025	—
2026	—
2027	1,150,000
Thereafter	—
Total payments	$1,255,847

The aggregate annual maturities of long-term debt principal and contractual interest during the remainder of 2023, the years ending December 31, 2024, 2025, 2026, and 2027 are $8.0 million, $121.8 million, $14.4 million, $14.4 million and $1,164.3 million, respectively.

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	54,575	$66.82	207,583	$43.40	1,084,924	$72.50	1,499,120	$46.49
Restricted stock units*	33,752	$121.27	147,075	$72.99	1,109,663	$153.89	859,510	$78.78

*Included in restricted stock units (“RSUs”) for the three and six months ended June 30, 2023 and 2022 are 502,225 and 38,500 shares, respectively, with performance conditions (“PSUs”) which are related to regulatory approval of certain of the Company's product candidates. As a result of the regulatory approval of ELEVIDYS in June 2023, the Compensation Committee of the Company's Board of Directors determined that one of the performance conditions was met, resulting in the recognition of stock-based compensation expense of $7.4 million associated with 394,975 PSUs with performance conditions during the three and six months ended June 30, 2023. Vesting of the 394,975 PSUs with performance conditions achieved is contingent on the fulfillment of remaining service conditions. The remaining expense associated with the 394,975 PSUs with performance conditions achieved is $54.2 million and will be recognized over approximately the next 1.7 years. If the performance milestones are met within the required time frame for the remaining PSUs, the Company may recognize up to $22.4 million of stock-based compensation expense. Stock options and the remaining RSUs granted during the periods presented in the table have only service-based criteria and vest over four years.

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

During the six months ended June 30, 2023, 550,110 options relating to the Unvested Tranche met the conditions for vesting as the average closing price of the Company's common stock exceeded $128.65 during 20 consecutive trading days in March 2023 and the compound annual growth rate of the Company's common stock exceeded that of the Nasdaq Biotech Index by greater than 5%. For the three and six months ended June 30, 2023, the Company recorded $4.4 million and $12.8 million of stock-based compensation expense in total related to the Chief Executive Officer's awards, respectively. As of June 30, 2023, the Company is expected to recognize incremental compensation cost of $0.6 million over approximately the next one month associated with the Unvested Tranche.

Stock-based Compensation Expense

For the three months ended June 30, 2023 and 2022, total stock-based compensation expense was $47.4 million and $102.9 million, respectively. For the six months ended June 30, 2023 and 2022, total stock-based compensation expense was $88.6 million and $132.1 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$21,577	$14,467	$37,990	$27,535
Selling, general and administrative	25,800	88,425	50,637	104,555
Total stock-based compensation expense	$47,377	$102,892	$88,627	$132,090

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	$21,135	$89,155	$44,965	$105,561
Restricted stock units	25,037	12,378	41,177	23,743
Employee stock purchase plan	1,205	1,359	2,485	2,786
Total stock-based compensation expense	$47,377	$102,892	$88,627	$132,090

13. OTHER INCOME (LOSS), NET

The following table summarizes other income (loss), net for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Accretion of investment discount, net	$12,786	$1,331	$22,825	$1,373
Interest income	8,418	2,409	17,694	2,582
Gain on contingent consideration	800	—	800	—
Interest expense	(5,224)	(16,028)	(11,547)	(31,824)
Other, net	154	(4,673)	(131)	(6,357)
Other income (expense), net	$16,934	$(16,961)	$29,641	$(34,226)
Gain from sale of Priority Review Voucher	102,000	—	102,000	—
Loss on debt extinguishment	—	—	(387,329)	—
Total other income (loss), net	$118,934	$(16,961)	$(255,688)	$(34,226)

14. LEASES

The Company has real estate operating leases in Cambridge, Andover, Burlington and Bedford, Massachusetts, Dublin and Columbus, Ohio, and Durham, North Carolina that provide for scheduled annual rent increases over the lease term. The Company has also identified leases embedded in certain of its manufacturing and supply agreements as the Company determined that it controls the use of the facilities and related equipment therein. For more information related to manufacturing and supply agreements with Catalent, Inc. (“Catalent”), please refer to Note 21, Commitments and Contingencies of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Undiscounted minimum rent payments due over the term of the lease aggregate to $307.4 million. Additionally, the Company is responsible for reimbursing the landlord for the Company’s share of the property’s operating expenses and property taxes. The Bedford Lease also provides for a tenant improvement allowance from the landlord of up to $72.0 million to be used towards costs incurred by the Company in the design and construction of the premises.

The Bedford Lease commenced in May 2023 as the Company obtained control of the premises (the “Bedford Lease Commencement”). As a result, the Company recorded a lease liability and right-of-use asset of $76.5 million and $72.0 million, respectively, on its unaudited condensed consolidated balance sheets as of June 30, 2023. The Company recorded the $72.0 million tenant improvement allowance as a reduction to right-of-use assets and lease liabilities at the date of the Bedford Lease Commencement. Tenant improvement costs incurred by the Company that had been reimbursed by the landlord totaled $2.0 million as of June 30, 2023 and are recorded as an increase to lease liabilities within the Company's unaudited condensed consolidated balance sheets.

The initial gross ROU assets and lease liabilities recorded were based on the present value of estimated future payments associated with the Bedford Lease at a discount rate of 9.5%, representing the rate at which the Company could borrow on a collateralized basis the amount of the lease payments in a similar term. The remaining lease term for the Bedford Lease is 15.5 years. For the three and six months ended June 30, 2023, the Company had no operating lease costs or variable lease costs related to the Bedford Lease.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss	$(23,940)	$(231,481)	$(540,695)	$(336,506)
Weighted-average common shares outstanding - basic	88,743	87,511	88,466	87,383
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	88,743	87,511	88,466	87,383
Net loss per share - basic and diluted	$(0.27)	$(2.65)	$(6.11)	$(3.85)

* For the three and six months ended June 30, 2023 and 2022, stock options, RSUs and employee stock purchase plan to purchase of approximately 12.3 million and 11.3 million shares of common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of its 2027 Notes and 2024 Notes on diluted net earnings per share (“EPS”) using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is more dilutive. During the three and six months ended June 30, 2023, the inclusion of the potential share settlement of the 2027 Notes was anti-dilutive. During the three and six months ended June 30, 2023 and 2022 the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive. Accordingly, the potential conversion of approximately 1.4 million and 7.8 million shares related to the 2024 Notes has been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022, respectively, and the potential conversion of approximately 8.1 million shares related to the 2027 Notes has been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2023.

16. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of June 30, 2023
(in thousands)
2023 (July-December)	$489,561
2024	416,331
2025	146,010
2026	80,110
2027	77,497
Thereafter	72,244
Total manufacturing commitments*	$1,281,753

* Total manufacturing commitments includes the Catalent manufacturing and supply agreement, for which the Company has right of use assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of June 30, 2023. For more information, please read Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Thermo Fisher Scientific, Inc.

The Company entered into a development, commercial manufacturing, and supply agreement in June 2018 and, subsequently, entered into the first, second and third amendments in May 2019, July 2020 and October 2021, respectively, with Brammer Bio MA, LLC, an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) (collectively, the “Thermo Agreement”).

In March 2023, the Company executed a fourth amendment (the “Amendment”) that modified the terms of the Thermo Agreement. The Amendment removed the previous minimum batch purchase commitment of $54.7 million per annum and associated fee for the remaining term of the Thermo Agreement. In connection with the elimination of such commitment and fee, the Amendment implemented a fee of up to $60.0 million, to be paid in three installments of $20.0 million each by March 1, 2024, December 31, 2024 and December 31, 2025, respectively, unless waived in part as described below. The Company will recognize the first $20.0 million installment due March 1, 2024 as a nonrefundable advance payment over the term of the agreement as the Company believes it will receive future benefit from this contract. As the Company has yet to obtain regulatory approval to produce commercial supply of ELEVIDYS at Thermo manufacturing facilities as of June 30, 2023, it recognized approximately $0.9 million as research and development expense during the three and six months ended June 30, 2023 related to this nonrefundable advanced payment.

The second and third payment installments, which are associated with the years ending December 31, 2024 and 2025, will be waived if the Company meets certain minimum purchase thresholds under the Amendment. As of June 30, 2023, the Company believes it is probable that the minimum purchase thresholds will be met in the normal course of business throughout the term of the agreement and, therefore, no liabilities were recorded related to the second or third payment installments.

For more information related to Thermo, please read Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included or may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. We record a loss contingency reserve for a legal proceeding when we consider the potential loss probable and we can reasonably estimate the amount of the loss or determine a probable range of loss. We provide disclosure when we consider a loss reasonably possible or when we determine that a loss in excess of a reserve is reasonably possible. We provide an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless we believe that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for the matters described below as of June 30, 2023.

On September 15, 2020, REGENXBIO INC. (“Regenx”) and the Trustees of the University of Pennsylvania (“U-Penn”) filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make adeno-associated virus (“AAV”) gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ‘617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, an unspecified amount of damages that is no less than a reasonable royalty (treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 4, 2022, the Court denied Sarepta’s motion to dismiss the case pursuant to Federal Rule of Civil Procedure 12(b)(6) based on the Safe Harbor provision of non-infringement contained in 35 U.S.C. § 271(e)(1). Sarepta answered the Complaint on January 18, 2022, and a case schedule has been set with a trial commencing on January 29, 2024.

On June 20, 2023, Regenx and U-Penn commenced a second patent infringement lawsuit against Sarepta and its contract manufacturer, Catalent asserting patent alleged infringement of U. S. Patent No. 11,680,274 (“the ’274 Patent”). In the second lawsuit, Regenx and U-Penn allege that Sarepta and Catalent’s manufacture, use and commercial launch of ELEVIDYS® (formerly/also known as SRP-9001) infringe the ’274 Patent. Responsive pleadings are due on August 10, 2023. No case schedule has been set.

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserts claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further seeks a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from University of Western Australia (“UWA”) (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). NS is seeking legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta has demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintains all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta is also seeking a determination of invalidity of the NS Patents. Sarepta is seeking an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. The Court entered a scheduling order with a trial scheduled to commence on May 13, 2024.

On or about June 5, 2023, Sarepta initiated a patent infringement lawsuit against Nippon Shinyaku in Japan, alleging that NS’s production, sales and offers to sell Viltepso infringe Sarepta’s Japanese Patent No. 6406782. NS filed its preliminary answer on July 13, 2023. A hearing occurred on July 20, 2023 during which the Court set an initial case schedule.

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
•
the possible impact of regulations and regulatory decisions by the Food and Drug Administration (the “FDA”) and other regulatory agencies on our business as well as the development of our product candidates and our financial and contractual obligations;
•
estimated timelines and milestones for the remainder of 2023 and beyond, including engaging with the FDA to discuss our next steps for our SRP-9003 program in 2023, top-line results from Study 9001-301 in the fourth quarter of 2023, top-line results from Part B of Study 5051-201 by the end of 2023 and the potential to expand the label of ELEVIDYS;
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

We commercialized four products, all of which were granted accelerated approval by the FDA:

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
•
ELEVIDYS (delandistrogene moxeparvovec-rokl), approved by the FDA on June 22, 2023, is an adeno-associated virus based gene therapy for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

We are in the process of conducting various clinical trials for our approved products, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of these products.

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, cell-penetrating peptide-conjugated PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021. In July 2022, the FDA placed Study 5051-201 on clinical hold following a serious adverse event of hypomagnesemia. The clinical hold was lifted in August 2022. We completed enrollment of Part B of Study 5051-201 in the first quarter of 2023 and anticipate top-line results from Part B in the second half of 2023. If successful, we anticipate Part B to be our potentially pivotal trial.

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

In addition, we are also seeking to expand the label of ELEVIDYS and initiated our Study 301 in October 2021. We anticipate top-line results in the fourth quarter of 2023.

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

For our commercial Duchenne PMO program, we have worked with our existing CMOs to increase production capacity from mid-scale to large-scale. While there are a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of CMOs is able to fulfill these requirements, and is capable of expanding capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we have built internal expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing, while closely partnering with first-in-class manufacturing partners to expedite development and commercialization of our gene therapy programs. We have secured manufacturing capacity at Thermo and Catalent to support our clinical and commercial manufacturing demand for ELEVIDYS and our LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical and commercial production and testing. Aldevron is expected to provide GMP-grade plasmid for ELEVIDYS and our LGMD programs, as well as plasmid source material for future gene therapy programs.

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

Cash, Cash Equivalents, Restricted Cash and Investments

As of June 30, 2023, we had approximately $1,879.7 million of cash, cash equivalents, restricted cash and investments, consisting of $851.9 million of cash and cash equivalents, $1,008.8 million of short-term investments and $19.0 million of long-term restricted cash. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
	2023	2022	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$238,988	$211,237	$27,751	13%
Collaboration	22,250	22,250	—	(—)%
Total revenues	261,238	233,487	27,751	12%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	34,124	37,795	(3,671)	(10)%
Research and development	241,890	252,329	(10,439)	(4)%
Selling, general and administrative	118,564	154,316	(35,752)	(23)%
Amortization of in-licensed rights	179	179	—	(—)%
Total cost and expenses	394,757	444,619	(49,862)	(11)%
Operating loss	(133,519)	(211,132)	77,613	37%
Other income (loss), net:
Gain from sale of Priority Review Voucher	102,000	—	102,000	NM*
Other income (expense), net	16,934	(16,961)	33,895	200%
Total other income (loss), net	118,934	(16,961)	135,895	NM*

Loss before income tax expense	(14,585)	(228,093)	213,508	94%
Income tax expense	9,355	3,388	5,967	176%
Net loss	$(23,940)	$(231,481)	$207,541	90%

Net loss per share - basic and diluted	$(0.27)	$(2.65)	$2.38	(90)%

	For the Six Months Ended June 30,
	2023	2022	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$470,483	$400,062	$70,421	18%
Collaboration	44,255	44,255	—	(—)%
Total revenues	514,738	444,317	70,421	16%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	69,141	69,238	(97)	(—)%
Research and development	487,569	446,579	40,990	9%
Selling, general and administrative	229,278	226,156	3,122	1%
Amortization of in-licensed rights	357	357	—	(—)%
Total cost and expenses	786,345	742,330	44,015	6%
Operating loss	(271,607)	(298,013)	26,406	9%
Other loss, net
Gain from sale of Priority Review Voucher	102,000	—	102,000	NM*
Loss on debt extinguishment	(387,329)	—	(387,329)	NM*
Other income (expense), net	29,641	(34,226)	63,867	187%
Total other loss, net	(255,688)	(34,226)	(221,462)	NM*

Loss before income tax expense	(527,295)	(332,239)	(195,056)	(59)%
Income tax expense	13,400	4,267	9,133	214%
Net loss	$(540,695)	$(336,506)	$(204,189)	(61)%

Net loss per share - basic and diluted	$(6.11)	$(3.85)	$(2.26)	(59)%

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

The following tables summarize the components of our net product revenues, by product, for each of the periods indicated:

	For the Three Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
EXONDYS 51	$134,688	$126,377	$8,311	7%
AMONDYS 45	71,653	54,676	16,977	31%
VYONDYS 53	32,647	30,184	2,463	8%
Products, net	$238,988	$211,237	$27,751	13%

	For the Six Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
EXONDYS 51	$267,259	$243,510	$23,749	10%
AMONDYS 45	137,565	98,290	39,275	40%
VYONDYS 53	65,659	58,262	7,397	13%
Products, net	$470,483	$400,062	$70,421	18%

Net product revenues for our products for the three and six months ended June 30, 2023 increased by $27.8 million and $70.4 million, respectively, compared with the three and six months ended June 30, 2022. The increase primarily reflects increasing demand for EXONDYS 51, AMONDYS 45 and VYONDYS 53 (collectively, “PMO Products”). There were no product sales related to ELEVIDYS during the three or six months ended June 30, 2023.

Collaboration revenue relates to our collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For both the three and six months ended June 30, 2023 and 2022, we recognized $22.3 million and $44.3 million of collaboration revenue, respectively. For more information, please read Note 3, License and Collaboration Agreements to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of royalty payments primarily to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”), inventory costs that relate to sales of our products and the related overhead costs. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS by the FDA in September 2016, December 2019, February 2021 and June 2023, respectively, we expensed such manufacturing and material costs as research and development expenses. For AMONDYS 45 sold in the three and six months ended June 30, 2022, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the product. If PMO product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our PMO Products sold would have been approximately $4.2 million and $6.7 million for the three and six months ended June 30, 2022, respectively.

The following tables summarize the components of cost of sales for our PMO Products (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$25,541	$23,050	$2,491	11%
Royalty payments	8,583	14,745	(6,162)	(42)%
Total cost of sales (excluding amortization of in-licensed rights)	$34,124	$37,795	$(3,671)	(10)%

	For the Six Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$52,175	$41,513	$10,662	26%
Royalty payments	16,966	27,725	(10,759)	(39)%
Total cost of sales (excluding amortization of in-licensed rights)	$69,141	$69,238	$(97)	(—)%

The cost of sales (excluding amortization of in-licensed rights) for the three months ended June 30, 2023 decreased by $3.7 million, or 10%, compared with the same period in 2022. The change primarily reflects a decrease in royalty payments during the three months ended June 30, 2023 due to changes in the BioMarin royalty terms and a decrease in write-offs of certain batches of our products not meeting our quality specifications for the three months ended June 30, 2023, as compared to the same period of 2022, partially offset by an increasing demand for our PMO Products.

The cost of sales (excluding amortization of in-licensed rights) for the six months ended June 30, 2023 slightly decreased by $0.1 million, compared with the same period in 2022. The change primarily reflects a decrease in royalty payments during the six months ended June 30, 2023 due to changes in the BioMarin royalty terms, offset by an increasing demand for our PMO Products and an increase in write-offs of certain batches of our products not meeting our quality specifications for the six months ended June 30, 2023, as compared to the same period of 2022.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
SRP-9001	$88,481	$130,583	$(42,102)	(32)%
Eteplirsen (exon 51)	29,358	14,693	14,665	100%
Other gene therapies	20,391	19,382	1,009	5%
PPMO platform	17,445	11,156	6,289	56%
Up-front, milestone and other expenses	7,600	11,300	(3,700)	(33)%
Casimersen (exon 45)	5,367	9,574	(4,207)	(44)%
Golodirsen (exon 53)	2,890	3,365	(475)	(14)%
Collaboration cost-sharing	2,451	1,474	977	66%
Other projects	4,247	6,150	(1,903)	(31)%
Internal research and development expenses	91,532	70,947	20,585	29%
Roche collaboration reimbursement	(27,872)	(26,295)	(1,577)	6%
Total research and development expenses	$241,890	$252,329	$(10,439)	(4)%

	For the Six Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
SRP-9001	$193,100	$222,144	$(29,044)	(13)%
Eteplirsen (exon 51)	51,972	23,749	28,223	119%
Other gene therapies	40,292	35,259	5,033	14%
PPMO platform	32,541	26,122	6,419	25%
Casimersen (exon 45)	13,030	17,413	(4,383)	(25)%
Golodirsen (exon 53)	8,405	8,171	234	3%
Up-front, milestone and other expenses	8,097	11,300	(3,203)	(28)%
Collaboration cost-sharing	3,600	2,558	1,042	41%
Other projects	8,391	7,749	642	8%
Internal research and development expenses	176,136	136,022	40,114	29%
Roche collaboration reimbursement	(47,995)	(43,908)	(4,087)	9%
Total research and development expenses	$487,569	$446,579	$40,990	9%

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$98,999	$150,279	$(51,280)	(34)%
Compensation and other personnel expenses	45,132	34,450	10,682	31%
Clinical trial expenses	42,508	28,817	13,691	48%
Facility- and technology-related expenses	25,224	20,258	4,966	25%
Stock-based compensation	21,577	14,467	7,110	49%
Professional services	8,062	5,332	2,730	51%
Up-front, milestone and other expenses	7,600	11,300	(3,700)	(33)%
Pre-clinical expenses	2,726	898	1,828	204%
Collaboration cost-sharing	2,451	1,474	977	66%
Research and other	15,483	11,349	4,134	36%
Roche collaboration reimbursement	(27,872)	(26,295)	(1,577)	6%
Total research and development expenses	$241,890	$252,329	$(10,439)	(4)%

Research and development expenses for the three months ended June 30, 2023 decreased by $10.4 million, or 4%, compared with the three months ended June 30, 2022. The decrease was primarily driven by the following:

•
$51.3 million decrease in manufacturing expenses primarily due to the $53.0 million shortfall payment accrual related to the gene therapy manufacturing and supply agreement with Thermo and the $17.1 million termination charge related to the manufacturing and supply agreement with Henogen SA, both of which occurred in the three months ended June 30, 2022, with no similar activity in the same period of 2023, partially offset by a continuing ramp-up of SRP-9001 manufacturing prior to the ELEVIDYS approval in June 2023;
•
$10.7 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$13.7 million increase in clinical trial expenses primarily due to an increased patient enrollment and site activation for our MOMENTUM, ENVISION and MIS51ON programs;
•
$5.0 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$7.1 million increase in stock-based compensation expense primarily due to the achievement of one performance condition related to certain restricted stock units with performance conditions (“PSUs”) during the three months ended June 30, 2023, as well as changes in headcount and the value of stock awards;
•
$2.7 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors for the launch of ELEVIDYS;
•
$3.7 million decrease in up-front, milestone and other expenses primarily due to $2.8 million of up-front payments as a result of the execution of certain research and license agreements, $4.0 million of expense incurred as a result of milestone achievements in certain research and license agreements and $4.5 million of option and termination expenses in the three months ended June 30, 2022, partially offset by $7.5 million of up-front payments as a result of the execution of certain research and license agreements in the same period of 2023;

•
$1.8 million increase in pre-clinical expenses primarily due to an increase in toxicology study activity across multiple gene therapy and RNA platforms;
•
$4.1 million increase in research and other expenses primarily driven by an increase in sponsored research with academic institutions during the three months ended June 30, 2023 and an increase in lab-related expenses; and
•
$1.6 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

	For the Six Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$210,920	$246,568	$(35,648)	(14)%
Compensation and other personnel expenses	91,318	66,646	24,672	37%
Clinical trial expenses	83,400	59,255	24,145	41%
Facility- and technology-related expenses	48,569	40,772	7,797	19%
Stock-based compensation	37,990	27,535	10,455	38%
Professional services	14,573	9,172	5,401	59%
Up-front, milestone and other expenses	8,097	11,300	(3,203)	(28)%
Pre-clinical expenses	6,189	5,866	323	6%
Collaboration cost-sharing	3,600	2,558	1,042	41%
Research and other	30,908	20,815	10,093	48%
Roche collaboration reimbursement	(47,995)	(43,908)	(4,087)	9%
Total research and development expenses	$487,569	$446,579	$40,990	9%

Research and development expenses for the six months ended June 30, 2023 increased by $41.0 million, or 9%, compared with the six months ended June 30, 2022. The increase was primarily driven by the following:

•
$35.6 million decrease in manufacturing expenses primarily due to the $53.0 million shortfall payment accrual related to the gene therapy manufacturing and supply agreement with Thermo and the $17.1 million termination charge related to the manufacturing and supply agreement with Henogen SA, both of which occurred in the three months ended June 30, 2022, with no similar activity in the same period of 2023, partially offset by a continuing ramp-up of SRP-9001 manufacturing prior to the ELEVIDYS approval in June 2023;
•
$24.7 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$24.1 million increase in clinical trial expenses primarily due to an increased patient enrollment and site activation for our MOMENTUM and MIS51ON programs;
•
$7.8 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$10.5 million increase in stock-based compensation expense primarily due to changes in headcount and the value of stock awards, as well as the achievement of one performance condition related to certain PSUs during the three months ended June 30, 2023;
•
$5.4 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors for the launch of ELEVIDYS;
•
$3.2 million decrease in up-front, milestone and other expenses primarily due to $2.8 million of up-front payments as a result of the execution of certain research and license agreements, $4.0 million of expense incurred as a result of milestone achievements in certain research and license agreements and $4.5 million of option and termination expenses in the six months ended June 30, 2022, partially offset by $7.8 million of up-front payments as a result of the execution of certain research and license agreements in the same period of 2023;
•
$10.1 million increase in research and other expenses primarily driven by an increase in sponsored research with academic institutions during the six months ended June 30, 2023 and an increase in lab-related expenses; and
•
$4.1 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

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

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$38,329	$28,622	$9,707	34%
Professional services	37,797	25,772	12,025	47%
Stock-based compensation	25,800	88,425	(62,625)	(71)%
Facility- and technology-related expenses	10,416	8,253	2,163	26%
Other	6,550	3,370	3,180	94%
Roche collaboration reimbursement	(328)	(126)	(202)	160%
Total selling, general and administrative expenses	$118,564	$154,316	$(35,752)	(23)%

Selling, general and administrative expenses for the three months ended June 30, 2023 decreased by $35.8 million, or 23%, compared with the three months ended June 30, 2022. This decrease was primarily driven by the following:

•
$9.7 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$12.0 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors for the launch of ELEVIDYS;
•
$62.6 million decrease in stock-based compensation expense primarily related to the Chief Executive Officer grant modification agreement executed in 2022, partially offset by changes in headcount and the value of stock awards and the achievement of one performance condition related to certain PSUs during the three months ended June 30, 2023;
•
$2.2 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$3.2 million increase in other expenses primarily due to changes in charitable contribution activity.

	For the Six Months Ended June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$76,796	$56,075	$20,721	37%
Professional services	72,888	43,066	29,822	69%
Stock-based compensation	50,637	104,555	(53,918)	(52)%
Facility- and technology-related expenses	20,266	16,406	3,860	24%
Other	9,176	6,289	2,887	46%
Roche collaboration reimbursement	(485)	(235)	(250)	106%
Total selling, general and administrative expenses	$229,278	$226,156	$3,122	1%

Selling, general and administrative expenses for the six months ended June 30, 2023 increased by $3.1 million, or 1%, compared with the six months ended June 30, 2022. This increase was primarily driven by the following:

•
$20.7 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$29.8 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors for the launch of ELEVIDYS;
•
$53.9 million decrease in stock-based compensation expense primarily related to the Chief Executive Officer grant modification agreement executed in 2022, partially offset by changes in headcount and the value of stock awards and the achievement of one performance condition related to certain PSUs during the six months ended June 30, 2023;
•
$3.9 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$2.9 million increase in other expenses primarily due to changes in charitable contribution activity.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide Children’s Hospital (“Nationwide”), BioMarin, and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval of or the first commercial sale of the applicable product. For both the three and six months ended June 30, 2023 and 2022, we recorded amortization of in-licensed rights of approximately $0.2 million and $0.4 million, respectively.

Gain from sale of Priority Review Voucher

In June 2023, we entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“ELEVIDYS PRV”) we received from the FDA in connection with the approval of ELEVIDYS for consideration of $102.0 million, with no commission costs. The closing of the transaction was not subject to the conditions set forth under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and closed in June 2023. The net proceeds were recorded as a gain from sale of the ELEVIDYS PRV as it did not have a carrying value at the time of the sale.

Loss on debt extinguishment

On November 14, 2017, we issued $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024 (the “2024 Notes”). On March 2, 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the outstanding 2024 Notes (the “Exchange Agreements”). The Exchange Agreements resulted in an exchange of $313.5 million in aggregate principal value of the 2024 Notes for shares of our common stock (the “2024 Notes Exchange”). In connection with the 2024 Notes Exchange, we issued approximately 4.5 million shares of our common stock representing an agreed upon contractual exchange rate pursuant to the terms of each Exchange Agreement. The exchange was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for as a debt extinguishment. We accounted for the debt extinguishment by recognizing the difference between the fair value of the shares of common stock transferred on the exchange date and the net carrying amount of the extinguished debt as a loss on debt extinguishment. The loss incurred on the extinguishment for the six months ended June 30, 2023 was $387.3 million, inclusive of $6.9 million in third-party debt conversion costs.

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

For the three and six months ended June 30, 2023, other income, net, was $16.9 million and $29.6 million, respectively. For the three and six months ended June 30, 2022, other expense, net was $17.0 million and $34.2 million, respectively. The changes are primarily due to increases in accretion of investment discount, net and increases in interest income due to the investment mix of our investment portfolio, as well as a reductions of interest expense incurred as a result of the repayment of our December 2019 Term Loan in 2022.

Income tax expense

Income tax expense for the three and six months ended June 30, 2023 was approximately $9.4 million and $13.4 million, respectively. Income tax expense for the three and six months ended June 30, 2022 was approximately $3.4 million and $4.3 million, respectively. Income tax expense for the three and six months ended June 30, 2023 relates to state, foreign and federal income taxes, while income tax expense for the three and six months ended June 30, 2022 relates to state and foreign income taxes.

Liquidity and Capital Resources

Refer to Note 11, Indebtedness and Note 14, Leases, for additional discussion surrounding material changes to our obligations under outstanding indebtedness and lease arrangements, respectively.

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2023	As of December 31, 2022	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$851,929	$966,777	$(114,848)	(12)%
Short-term investments	1,008,786	1,022,597	(13,811)	(1)%
Restricted cash and investments	19,024	19,024	—	(—)%
Total cash, cash equivalents and investments	$1,879,739	$2,008,398	$(128,659)	(6)%

Borrowings:
Convertible debt	$1,235,517	$1,544,292	$(308,775)	(20)%
Total borrowings	$1,235,517	$1,544,292	$(308,775)	(20)%

Working capital
Current assets	$2,472,614	$2,557,861	$(85,247)	(3)%
Current liabilities	498,654	619,604	(120,950)	(20)%
Total working capital	$1,973,960	$1,938,257	$35,703	2%

For the periods ended June 30, 2023 and December 31, 2022, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from sale of the ELEVIDYS PRV, net proceeds from our offering of 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”) and our collaboration arrangement with Roche. Our principal uses of cash are research and development expenses, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond June 30, 2024, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of commercial products and potential future products;
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

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. As of June 30, 2023, total obligations under debt, lease, and manufacturing arrangements were $1.3 billion, $363.3 million, and $1.3 billion, respectively with $15.9 million, $20.0 million and $824.0 million due in less than one year, and approximately $1,307.0 million, $343.3 million and $457.8 million due in greater than one year. Interest payments are included within the future debt obligations stated in the previous sentence. Lease obligations only include real estate leases that had commenced prior to June 30, 2023. The leases embedded in a certain supply agreement are included in manufacturing obligations. Additional information regarding our obligations under debt and manufacturing arrangements is provided in Note 11, Indebtedness and Note 16, Commitments and Contingencies, respectively, to the unaudited condensed consolidated financial statements contained in Item 1.

For products and product candidates that are currently in various research and development stages, we may be obligated to make up to $3.2 billion of future development, regulatory, commercial and up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of June 30, 2023, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Six Months Ended
	June 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(331,630)	$(167,990)	$(163,640)	97%
Investing activities	109,126	(1,075,798)	1,184,924	(110)%
Financing activities	107,656	5,329	102,327	NM*
Decrease in cash and cash equivalents	$(114,848)	$(1,238,459)	$1,123,611	(91)%

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net loss adjusted for non-cash items and changes in net operating assets and liabilities, totaled $331.6 million and $168.0 million for the six months ended June 30, 2023 and 2022, respectively. Cash used in operating activities for the six months ended June 30, 2023 was primarily driven by the net loss of $540.7 million, adjusted for the following:

•
$387.3 million in loss on debt extinguishment related to the exchange of 2024 Notes;
•
$88.6 million in stock-based compensation expense;
•
$22.1 million in depreciation and amortization expense; and
•
$9.8 million in other non-cash items.

These amounts were partially offset by the gain of $102.0 million recorded from the sale of the ELEVIDYS PRV and $20.2 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$93.7 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the $54.0 million shortfall payment to Thermo made during the six months ended June 30, 2023, payments to Catalent for raw materials and the overall timing and invoicing of payments;
•
$44.3 million decrease in deferred revenue related to the collaboration with Roche;
•
$27.0 million increase in inventory due to the addition of capitalized inventory after the approval of ELEVIDYS in June 2023, partially offset by a decrease in inventory for our PMO Products; and
•
$22.2 million increase in accounts receivable due to an increase in the demand of our PMO Products.

These amounts were partially offset by $11.0 million decrease in other assets primarily due to a decrease in the collaboration receivable related to Roche and timing of manufacturing prepaids.

Cash used in operating activities for the six months ended June 30, 2022 was primarily driven by the net loss of $336.5 million, adjusted for the following:

•
$132.1 million in stock-based compensation expense;
•
$20.6 million in depreciation and amortization expense; and
•
$13.9 million in other non-cash items.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$50.9 million increase in accounts receivable due to an increase in the demand of our PMO Products;
•
$44.3 million decrease in deferred revenue related to the collaboration with Roche; and
•
$15.4 million increase in inventory due to our continuing build-up of inventory corresponding to the increase in demand for our PMO Products.

These amounts were partially offset by a $30.9 million decrease in other assets primarily due to lower consumption of manufacturing-related deposits during the period and an increase of $81.5 million in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to an accrual for the estimated shortfall payment to Thermo and the timing and invoicing of payments.

Investing Activities

Cash provided by investing activities was $109.1 million for the six months ended June 30, 2023, compared to $1,075.8 million of cash used in the six months ended June 30, 2022. Cash provided by investing activities for the six months ended June 30, 2023 primarily consisted of $102.0 million of net proceeds related to the sale of the ELEVIDYS PRV and $864.5 million from the maturity and sale of available-for-sale securities, partially offset by $829.8 million of purchases of available-for-sale securities and $27.4 million of purchases of property and equipment.

Cash used in investing activities for the six months ended June 30, 2022 primarily consisted of $1,137.6 million of purchases of available-for-sale securities and $14.6 million of purchases of property and equipment, partially offset by proceeds of $77.2 million from the maturity of available-for-sale securities.

Financing Activities

Cash provided by financing activities was $107.7 million and $5.3 million for the six months ended June 30, 2023 and 2022, respectively. Cash provided by financing activities for the six months ended June 30, 2023 consisted of $80.6 million in partial settlement of capped call share options for the 2024 Notes and $33.9 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program, partially offset by $6.9 million in third-party debt conversion costs related to the 2024 Notes Exchange.

Cash provided by financing activities for the six months ended June 30, 2022 consisted of $5.3 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions. As of June 30, 2023, we had approximately $1,879.7 million of cash, cash equivalents, restricted cash and investments, comprised of $851.9 million of cash and cash equivalents, $1,008.8 million of short-term investments and $19.0 million long-term restricted cash. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2023, we estimate that such hypothetical 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.3 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 16, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this report.

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

The FDA granted accelerated approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS, respectively, as therapeutic treatments for Duchenne in patients who have a confirmed mutation in the dystrophin gene that is amenable to exon 51, exon 53, exon 45 skipping, and ambulatory pediatric patients aged 4 through 5 years with Duchenne with a confirmed mutation in the Duchenne gene, respectively. EXONDYS 51 has been approved for marketing in the U.S., Israel and Kuwait, AMONDYS 45 in the U.S. and Kuwait, and VYONDYS 53 and ELEVIDYS have been approved for marketing only in the U.S. Our commercial products are also available in additional countries through our EAP. The commercial success of our products continues to depend on, and the commercial success of any future products would depend on, a number of factors attributable to one of our products or the products of our competitors, including, but not limited to:

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
•
the process leading to a patient’s first infusion of our products and any future commercial products may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. Delays in the process prior to first infusion could negatively impact the sales of our products, including any future gene therapy products; and
•
the exercise by Roche of its option to obtain an exclusive license to commercialize one or more of our Duchenne products beyond ELEVIDYS outside of the U.S. and Roche’s subsequent commercialization efforts.

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

Even though EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS have received accelerated approval from the FDA, they face future post-approval development and regulatory requirements, which present additional challenges for us to successfully navigate.

The accelerated approvals for EXONDYS 51, VYONDYS 53 and AMONDYS 45 granted by the FDA were based on an increase in the surrogate biomarker of dystrophin in skeletal muscles observed in some patients treated with these products. The accelerated approval for ELEVIDYS granted by the FDA was based on an effect on the surrogate endpoint of expression of the protein produced by ELEVIDYS. These products are subject to ongoing FDA requirements governing labeling, packaging, storage, advertising, promotion and recordkeeping, and we are required to submit additional safety, efficacy and other post-marketing information to the FDA.

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain positive safety and efficacy data from our ongoing and planned studies of our products, would lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51, VYONDYS 53, AMONDYS 45 or ELEVIDYS. The recently enacted FDORA has expanded FDA's expedited withdrawal procedures for drugs approved via the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence.

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

Furthermore, we cannot predict to what extent an economic recession, changes in fiscal policy or general increase in unemployment rates may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment or trends in employee attrition, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to our products and our net sales.

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

Additionally, ELEVIDYS and our gene therapy product candidates represent novel approaches to treatment that will call for new levels of innovation in both pricing, reimbursement, payment and drug access strategies. Current reimbursement models may not accommodate the unique factors of our gene therapy product and product candidates, including high up-front costs, lack of long-term efficacy and safety data and fees associated with complex administration, dosing and patient monitoring requirements. Hence, it may be necessary to restructure approaches to payment, pricing strategies and traditional payment models to support these therapies.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid and private insurance healthcare costs, including proposed or implemented reforms involving price controls, waivers from Medicaid drug rebate law requirements, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and the introduction of international reference pricing in the U.S. We anticipate that the Biden administration and Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures may include, among other possible actions, implementation or modification of:

•
controls on government funded reimbursement for drugs;
•
caps or mandatory discounts under certain government sponsored programs;
•
caps on drug reimbursement under commercial insurance;
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
•
the burden or efficiency of payer prior authorization processes and the ability of families and physicians to navigate them;
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

Further, the potential commercial success of our product candidates, including ELEVIDYS, will depend on additional factors, including the capacity of any infusion centers responsible for the administration of our product candidates.

ELEVIDYS and our gene therapy product candidates may be perceived as unsafe or may result in unforeseen adverse events. Failure of other gene therapy programs, negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of ELEVIDYS or our gene therapy product candidates and harm our ability to conduct our business or obtain regulatory approvals for ELEVIDYS or our gene therapy product candidates.

Gene therapy remains a newly applied technology, with only a few gene therapy products approved to date in the U.S., the EU or elsewhere, including ELEVIDYS. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available.

In addition, ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed their intentions to further regulate biotechnology. More restrictive regulations or claims that our products or product candidates are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our gene therapy product candidates or demand ELEVIDYS or any other products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including death. Lack of efficacy and/or serious adverse events related to clinical trials we, our strategic partners or other companies conduct, even if such adverse events are not ultimately attributable to the relevant product candidates or products, and/or failed commercialization of gene therapy products may result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

We may not be able to expand the global footprint of our products outside of the U.S.

EXONDYS 51 has been approved for marketing only in the U.S., Israel and Kuwait, AMONDYS 45 in the U.S. and Kuwait, and VYONDYS 53 and ELEVIDYS have been approved for marketing only in the U.S. We may not receive approval to commercialize these products in additional countries. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps.

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

Historical revenues from eteplirsen, golodirsen and casimersen through our EAP outside the U.S. may not continue and we may not be able to continue to distribute our products through our EAP.

We established a global EAP for our products in some countries where these products currently have not been approved. While we generate revenue from the distribution of these products through our EAP, we cannot predict whether historical revenues from this program will continue, whether we will be able to continue to distribute our products through our EAP, or whether revenues will exceed revenues historically generated from sales through our EAP. Reimbursement through national EAPs may cease to be available if authorization for an EAP expires or is terminated. For example, healthcare providers in EAP jurisdictions may not be convinced that their patients benefit sufficiently from our products or alternatively, may prefer to wait until such time as our products are approved by a regulatory authority in their country before prescribing any of our products. Even if a healthcare provider is interested in obtaining access to our products for its patient through the EAP, the patient may not be able to obtain access to our products if funding for the drug is not secured.

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

Due to the nature of our products and product candidate pipeline, in addition to new chemical entity (“NCE”) exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position. If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater. While orphan status for any of our products, if granted or maintained, would provide market exclusivity for the time periods specified above upon approval, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status (e.g., seven years in the U.S.). For example, the exclusivity period for EXONDYS 51 will end in September 2023. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. A recent decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. Depending on how FDA applies the Catalyst decision, it could impact our ability to obtain or seek to work around orphan exclusivity and might affect our ability to retain orphan exclusivity that the FDA previously has recognized for our products. Legislation has been introduced to amend the Orphan Drug Act in a way that may prevent these effects of the Catalyst decision, but it is unclear if or when such legislation could be enacted.

In addition, we may face risks with maintaining regulatory exclusivities for our products, and our protection may be circumvented, even if maintained. For instance, orphan drug exclusivity in the U.S. may be rescinded if (i) an alternative, competing product demonstrates clinical superiority to our product with orphan exclusivity; or (ii) we are unable to assure the availability of sufficient quantities of our orphan products to meet the needs of patients. Moreover, competitors may receive approval of different drugs or biologics for indications for which our prior approved orphan products have exclusivity. Orphan drug exclusivity in Europe may be modified for several reasons, including a significant change to the orphan medicinal product designations or status criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug, or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug. Thus, other companies may have received, or could receive, approval to market a product candidate that is granted orphan drug exclusivity for the same drug or similar drug and same orphan indication as any of our product candidates for which we plan to file an NDA, BLA or MAA. If that were to happen, our prior approved orphan products may face competition and any pending NDA, BLA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable. For example, in September 2021, the FDA issued guidance concerning its position on interpreting when gene therapy products would be considered the “same” or “different” for purposes of orphan drug exclusivity. The guidance states that if two gene therapy products have or use different vectors, the FDA generally intends to consider them to be “different” drugs. Further, according to the guidance, the FDA generally intends to consider vectors from the same viral group (e.g., adeno-associated virus 2 (AAV2) vs. adeno-associated virus 5 (AAV5)) to be different, when the differences between the vectors impact factors such as tropism, immune response avoidance, or potential insertional mutagenesis. However, there is considerable uncertainty as to the interpretation of these guidelines. As illustrated by this guidance, orphan drug exclusivity as applied to gene therapy products is an evolving area subject to change and interpretation by the FDA and therefore, we cannot be certain as to how the FDA will apply those rules to ELEVIDYS or our gene therapy product candidates.

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
•
unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization; and
•
an inability to develop effective commercial, sales and marketing infrastructure to support new product launches.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, PepGen (notably for exon 51), SQY Therapeutics and BioMarin (BMN-351 for exon 51); (ii) gene therapies, such as Pfizer and Solid (in partnership with Ultragenyx), and Regenxbio; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics, Editas Medicine, and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera, Catabasis, Fibrogen, ReveraGen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Mallinckrodt, Antisense Therapeutics, Italfarmco, Dystrogen and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin has announced it is pursuing IND enabling studies for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it has announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

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

Further, development and commercialization of ELEVIDYS and any expansion of its currently approved label, and development of our gene therapy product candidates, may compete with or supersede our current approved products, which may impact future revenues from sales of our current approved products. Our gene therapy product candidates are being developed for potential treatment of overlapping patient populations with our current approved products, and we have not determined if our gene therapy product candidates will be used in patients in combination with our existing approved products or in separate treatment regiments.

Our revenue could face competitive pressures for any of the above reasons. Moreover, if competing products are marketed in a territory in which we also have the authority to market our products, our sales may diminish, or our business could be otherwise materially adversely affected.

Future sales of ELEVIDYS may decrease sales growth, or reduce sales, of our PMO Products, which could negatively impact our operating results, including through potential inventory write-offs.
Substantial overlap may exist between the addressable patient population for ELEVIDYS and the patient populations eligible for treatment with our PMO Products. In the future, ELEVIDYS may be used in combination with our PMO Products or may be adopted as a separate treatment regimen. Accordingly, ELEVIDYS may compete with our PMO Products. As a result, successful commercialization of ELEVIDYS may reduce sales of our PMO Products, potentially resulting in significant accounting charges relating to write-off of inventory if such inventory becomes in excess, obsolete or unusable.

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

For example, we will have limited influence and control over the development and commercialization activities of Roche in the territories in which it leads development and commercialization of ELEVIDYS, and if the exclusive option is exercised, in the territories in which it may lead commercialization of certain other products or product candidates. Roche’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in the U.S. Failure by Roche to meet its obligations under the collaboration agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Roche to commercialize any products for which we obtain regulatory approval, we will receive less revenues than if we commercialized these products ourselves.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit eligible patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, and we may experience similar delays in the future. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology, delays in our ability to expand the labels of any of our approved products or termination of the clinical trials altogether.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. For example, although we believe the data for SRP-9003 and SRP-5051 collected to date are positive, the additional data we collect may not be consistent with the pre-clinical and/or early clinical data or show a safe benefit that warrants further development or pursuit of a regulatory approval for these product candidates.

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, our most recent announcements for SRP-9003 and SRP-5051 include: in May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201 for SRP-5051; and in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of Duchenne and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

We rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product and to provide labeling and packaging of vials and storage of our products and product candidates. The limited number of third parties with facilities and capabilities suited for the manufacturing process of our products and product candidates creates a risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. As of the date of this Quarterly Report, we have dual sourcing for the APIs and drug product for all three of our PMO commercial products and one source for ELEVIDYS drug substance and drug product manufacturing with an additional source currently under qualification.

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

We also rely on a third party to design, manufacture, obtain and maintain regulatory approval for companion diagnostic tests for ELEVIDYS. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostic tests could harm our business, possibly materially

The operations at one of our partner sites could also be disturbed by man-made or natural disasters, public health pandemics or epidemics or other business interrupts such as potential supply chain disruptions caused by the ongoing conflict between Russia and Ukraine. In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates.

Products intended for use in gene therapies are novel, complex and difficult to manufacture. We could experience production problems that result in delays in commercialization or development of other gene therapy programs, limit the supply of our product candidates or future approved products or otherwise harm our business.

We currently have development, manufacturing and testing agreements with third parties to manufacture supplies of ELEVIDYS and our gene therapy product candidates. Several factors could cause production interruptions, including talent acquisition/retention, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of suppliers.

The physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in delay in product release, product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical and/or commercial-grade materials that meet FDA, EMA or other applicable foreign standards or specifications with consistent and acceptable production yields and costs. Lot failures or product recalls could cause us to delay clinical trials or product launches, or may result in an inability to fulfill demand for commercial supply of ELEVIDYS, or other future gene therapy products, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the competent authority authorizes its release.

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

In addition, if our third-party manufacturers are unable to satisfy requirements related to the manufacturing ELEVIDYS, our ability to meet commercial demand may be adversely impacted, which could result in the loss of potential revenues, adversely affect our ability to gain market acceptance of ELEVIDYS, or otherwise adversely affect our business, financial condition and prospects. ELEVIDYS is our first gene therapy product. We may not be able to accurately estimate commercial demand for this new type of product. If commercial demand for ELEVIDYS is greater than we estimate, we and our manufacturers may be unable to fulfill all orders for ELEVIDYS in a timely manner, which may adversely affect our business, financial condition and prospects.

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

We incurred an operating loss of $271.6 million for the six months ended June 30, 2023. Our accumulated deficit was $4.5 billion as of June 30, 2023. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 31% in a single day or decreased as much as 18% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Broad market and industry factors may seriously affect the market price of a company’s stock, including ours, regardless of actual operating performance. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of inflation and increased interest rates and overall market volatility. In addition, our operations and performance may be affected by political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine. Additionally, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

Our revenues and operating results could fluctuate significantly, which may adversely affect our stock price.

Our revenues and operating results may vary significantly from year-to-year and quarter-to-quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from one or more factors, including, without limitation:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of June 30, 2023, there were approximately 93.3 million shares of common stock outstanding and outstanding awards to purchase 12.1 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2023, there were approximately 2.6 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.1 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.7 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
3.6	Second Amended and Restated Bylaws	8-K	001-14895	3.1	12/13/22
10.1*	Amended and Restated Lead DMD Product Manufacturing and Supply Agreement between Catalent Maryland, Inc. and Sarepta Therapeutics Three, LLC					X
10.2*	Exclusive License Agreement between the Research Institute at Nationwide Children's Hospital and Sarepta Therapeutics, Inc., dated October 8, 2018					X
10.3*	First Amendment, dated May 29, 2019, to the Exclusive License Agreement between Research Institute at Nationwide Children's Hospital and Sarepta Therapeutics, Inc.					X
10.4	Second Amendment, dated July 11, 2023, to the Exclusive License Agreement between Research Institute at Nationwide Children's Hospital and Sarepta Therapeutics, Inc.					X
10.5	First Amendment to the Amended and Restated Lead DMD Product Manufacturing & Supply Agreement between Catalent Maryland, Inc. and Sarepta Therapeutics Three, LLC					X
31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

* Certain identified information has been excluded from the exhibit.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 2, 2023	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)