Form 10-Q
period 2023-09-30
Sarepta Therapeutics, Inc.
filed 2023-11-01
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	93,546,681
(Class)	(Outstanding as of October 27, 2023)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$541,932	$966,777
Short-term investments	1,191,610	1,022,597
Accounts receivable	318,855	214,628
Inventory	244,011	203,968
Other current assets	154,441	149,891
Total current assets	2,450,849	2,557,861
Property and equipment, net	212,367	180,037
Right of use assets	133,454	64,954
Non-current inventory	176,112	162,545
Other non-current assets	136,925	162,969
Total assets	$3,109,707	$3,128,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,948	$95,875
Accrued expenses	322,350	418,996
Deferred revenue, current portion	22,494	89,244
Other current liabilities	17,951	15,489
Total current liabilities	450,743	619,604
Long-term debt	1,236,755	1,544,292
Lease liabilities, net of current portion	134,752	57,578
Deferred revenue, net of current portion	485,000	485,000
Contingent consideration	38,100	36,900
Other non-current liabilities	—	42
Total liabilities	2,345,350	2,743,416
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 93,537,355 and 87,950,117 issued and outstanding at September 30, 2023, and December 31, 2022, respectively	9	9
Additional paid-in capital	5,256,854	4,296,841
Accumulated other comprehensive loss, net of tax	(638)	(1,664)
Accumulated deficit	(4,491,868)	(3,910,236)
Total stockholders’ equity	764,357	384,950
Total liabilities and stockholders’ equity	$3,109,707	$3,128,366

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Products, net	$309,322	$207,774	$779,805	$607,836
Collaboration	22,495	22,495	66,750	66,750
Total revenues	331,817	230,269	846,555	674,586

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	37,026	39,952	106,167	109,190
Research and development	194,301	216,707	681,870	663,286
Selling, general and administrative	120,893	104,787	350,171	330,943
Amortization of in-licensed rights	439	178	796	535
Total cost and expenses	352,659	361,624	1,139,004	1,103,954
Operating loss	(20,842)	(131,355)	(292,449)	(429,368)

Other loss, net:
Gain from sale of Priority Review Voucher	—	—	102,000	—
Loss on debt extinguishment	—	(125,441)	(387,329)	(125,441)
Other (expense) income, net	(12,332)	378	17,309	(33,848)
Total other loss, net	(12,332)	(125,063)	(268,020)	(159,289)

Loss before income tax expense	(33,174)	(256,418)	(560,469)	(588,657)
Income tax expense	7,763	1,320	21,163	5,587
Net loss	$(40,937)	$(257,738)	$(581,632)	$(594,244)

Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax	$417	$(720)	$1,026	$(3,185)
Total other comprehensive income (loss)	417	(720)	1,026	(3,185)
Comprehensive loss	$(40,520)	$(258,458)	$(580,606)	$(597,429)

Net loss per share - basic and diluted	$(0.46)	$(2.94)	$(6.56)	$(6.79)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	88,889	87,628	88,609	87,465

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2022	87,950	$9	$4,296,841	$(1,664)	$(3,910,236)	$384,950
Exercise of options for common stock	267	—	22,808	—	—	22,808
Vest of restricted stock units	390	—	—	—	—	—
Issuance of common stock for exchange of 2024 Notes	4,456	—	693,377	—	—	693,377
Partial settlement of capped call share options for 2024 Notes	—	—	80,645	—	—	80,645
Issuance of common stock under employee stock purchase plan	77	—	5,229	—	—	5,229
Stock-based compensation	—	—	41,250	—	—	41,250
Unrealized gains from available-for-sale securities, net of tax	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	(516,755)	(516,755)
BALANCE AT MARCH 31, 2023	93,140	$9	$5,140,150	$(419)	$(4,426,991)	$712,749
Exercise of options for common stock	80	—	5,861	—	—	5,861
Vest of restricted stock units	54	—	—	—	—	—
Stock-based compensation	—	—	47,377	—	—	47,377
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(636)	—	(636)
Net loss	—	—	—	—	(23,940)	(23,940)
BALANCE AT JUNE 30, 2023	93,274	$9	$5,193,388	$(1,055)	$(4,450,931)	$741,411
Exercise of options for common stock	142	—	9,873	—	—	9,873
Vest of restricted stock units	45	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	76	—	5,532	—	—	5,532
Stock-based compensation	—		48,061	—	—	48,061
Unrealized gains from available-for-sale securities, net of tax	—	—	—	417	—	417
Net loss	—	—	—	—	(40,937)	(40,937)
BALANCE AT SEPTEMBER 30, 2023	93,537	$9	$5,256,854	$(638)	$(4,491,868)	$764,357

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2021	87,127	$9	$4,134,768	$(20)	$(3,206,748)	$928,009
Exercise of options for common stock	18	—	997	—	—	997
Vest of restricted stock units	289	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	62	—	3,993	—	—	3,993
Stock-based compensation	—	—	29,198	—	—	29,198
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(105,025)	(105,025)
BALANCE AT MARCH 31, 2022	87,496	$9	$4,168,956	$(306)	$(3,311,773)	$856,886
Exercise of options for common stock	11	—	339	—	—	339
Vest of restricted stock units	28	—	—	—	—	—
Stock-based compensation	—	—	102,892	—	—	102,892
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(2,179)	—	(2,179)
Net loss	—	—	—	—	(231,481)	(231,481)
BALANCE AT JUNE 30, 2022	87,535	$9	$4,272,187	$(2,485)	$(3,543,254)	$726,457
Exercise of options for common stock	144	—	9,934	—	—	9,934
Vest of restricted stock units	33	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	54	—	3,477	—	—	3,477
Stock-based compensation	—	—	50,418	—	—	50,418
Purchase of capped call share options for 2027 Notes	—	—	(127,305)	—	—	(127,305)
Partial settlement of capped call share options for 2024 Notes	—	—	26,317	—	—	26,317
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(720)	—	(720)
Net loss	—	—	—	—	(257,738)	(257,738)
BALANCE AT SEPTEMBER 30, 2022	87,766	$9	$4,235,028	$(3,205)	$(3,800,992)	$430,840

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(581,632)	$(594,244)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on debt extinguishment	387,329	125,441
Impairment of equity investments	27,821	—
Gain from sale of Priority Review Voucher	(102,000)	—
Depreciation and amortization	33,025	31,311
Reduction in the carrying amounts of the right of use assets	10,636	9,182
Non-cash interest expense	3,919	6,027
Stock-based compensation	136,688	182,508
Accretion of investment discount, net	(32,847)	(4,518)
Other	1,524	(584)
Changes in operating assets and liabilities, net:
Net increase in accounts receivable	(104,227)	(48,519)
Net increase in inventory	(53,610)	(41,900)
Net decrease in other assets	5,011	34,398
Net decrease in deferred revenue	(66,750)	(66,750)
Net (decrease) increase in accounts payable, accrued expenses, lease liabilities and other liabilities	(111,223)	134,694
Net cash used in operating activities	(446,336)	(232,954)

Cash flows from investing activities:
Proceeds from sale of Priority Review Voucher	102,000	—
Purchase of property and equipment	(57,067)	(22,860)
Purchase of available-for-sale securities	(1,475,404)	(1,509,316)
Maturity of available-for-sale securities	1,340,265	476,722
Purchase of intangible assets	(11,239)	(1,225)
Net cash used in investing activities	(101,445)	(1,056,679)

Cash flows from financing activities:
Partial settlement of capped call share options for 2024 Notes	80,645	26,317
Proceeds from exercise of stock options and purchase of stock under the employee stock purchase program	49,303	18,740
Debt conversion costs for 2024 Notes	(6,887)	—
Proceeds from 2027 Notes offering, net of commissions	—	1,127,400
Debt issuance costs for 2027 Notes	—	(162)
Repayment of principal amount due under 2019 Term Loan	—	(550,000)
Payment on debt extinguishment of 2019 Term Loan	—	(25,364)
Repurchase of 2024 Notes	—	(247,868)
Purchase of capped call share options for 2027 Notes	—	(127,305)
Net cash provided by financing activities	123,061	221,758

Decrease in cash, cash equivalents and restricted cash	(424,720)	(1,067,875)

Cash, cash equivalents and restricted cash:
Beginning of period	985,801	2,125,523
End of period	$561,081	$1,057,648

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$541,932	$1,038,624
Restricted cash in other assets	19,149	19,024
Total cash, cash equivalents and restricted cash	$561,081	$1,057,648

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9,569	$1,356
Cash paid during the period for interest	$15,129	$41,273
Supplemental schedule of non-cash investing and financing activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$16,059	$5,511
Lease liabilities arising from obtaining right of use assets	$79,846	$12,281
Common stock issued for exchange of 2024 Notes	$693,377	$—
Accrued debt issuance costs for 2027 Notes	$—	$553
Lease liabilities terminated	$—	$3,807

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

As of September 30, 2023, the Company had approximately $1,752.6 million of cash, cash equivalents, restricted cash and investments, consisting of $541.9 million of cash and cash equivalents, $1,191.6 million of short-term investments and $19.1 million of long-term restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2022, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on February 28, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable from customers. As of September 30, 2023, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments.

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

There have not been any material changes to the Company's accounting policies through September 30, 2023.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For both the three and nine months ended September 30, 2023 and 2022, the Company recognized $22.5 million and $66.8 million of collaboration revenue, respectively, associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). As of September 30, 2023, the Company had total deferred revenue of $507.5 million associated with the Roche Agreement, of which $22.5 million is classified as current. The portion of deferred revenue related to the separate material rights for the options to acquire ex-U.S. rights to certain Duchenne-specific programs was $485.0 million as of September 30, 2023 and December 31, 2022.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and nine months ended September 30, 2023, costs reimbursable by Roche and reflected as a reduction to operating expenses were $34.9 million and $83.4 million, respectively. For the three and nine months ended September 30, 2022, costs reimbursable by Roche and reflected as a reduction to operating expenses were $22.0 million and $66.1 million, respectively. As of September 30, 2023, there was $35.4 million of collaboration receivable included in other current assets.

Nationwide Children's Hospital

In December 2016, the Company entered into an exclusive option agreement with Nationwide Children’s Hospital (“Nationwide”) from which the Company obtained an exclusive right to acquire a worldwide license of their micro-dystrophin gene therapy technology for Duchenne and Becker muscular dystrophy. In October 2018, the Company exercised the option and entered into a license agreement with Nationwide, which granted the Company exclusive worldwide rights to develop, manufacture and commercialize a micro-dystrophin gene therapy product candidate. In connection with the FDA approval of ELEVIDYS in June 2023, the Company recorded a milestone payment of $10.0 million to Nationwide as an in-licensed right intangible asset which is being amortized on a straight-line basis over the remaining life of the relevant patents and has a carrying value of approximately $9.8 million as of September 30, 2023.

The Company also achieved a certain sales-based milestone related to this license agreement with Nationwide as of September 30, 2023. As such, the Company recorded $2.0 million as an in-licensed right intangible asset in its unaudited condensed consolidated balance sheets as of September 30, 2023. The in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patents and has a carrying value of approximately $2.0 million as of September 30, 2023. Royalty payments due to Nationwide associated with commercial sales of ELEVIDYS totaled $2.1 million for the three and nine months ended September 30, 2023 and were recorded as cost of sales in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $36.1 million in research milestone payments. Under these agreements, there are $221.3 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are exercised and additional license agreements are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and royalty payments based on the net sales of the developed products upon commercialization.

During the nine months ended September 30, 2023, the Company exercised an option in a research and option agreement and recognized $7.5 million of up-front payment as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, the Company exercised options in an additional research and option agreement and recognized $5.0 million of up-front expense as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2023, the Company recognized $3.8 million of research milestone expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022, the Company recognized $6.0 million of research, option and milestone expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of September 30, 2023, the Company may be obligated to make up to $3.2 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of September 30, 2023, which are discussed above. For the three and nine months ended September 30, 2023, the Company recognized up-front, development milestone and other expenses of $3.8 million and $11.9 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2022, the Company recognized up-front and development milestone expenses of $5.5 million and $14.3 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In June 2023, the Company entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“ELEVIDYS PRV”) it received from the FDA in connection with the approval of ELEVIDYS for consideration of $102.0 million, with no commission costs. The closing of the transaction was not subject to the conditions set forth under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and closed in June 2023. The net proceeds were recorded as a gain from sale of the ELEVIDYS PRV during the nine months ended September 30, 2023 as it did not have a carrying value at the time of the sale.

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

During the nine and twelve months ended September 30, 2023 and December 31, 2022, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$139,682	$139,682	$—	$—
Commercial paper	88,450	—	88,450	—
Government and government agency bonds	989,257	—	989,257	—
Corporate bonds	145,898	—	145,898	—
Strategic investments	7,500	—	—	7,500
Certificates of deposit	45,066	—	45,066	—
Total assets	$1,415,853	$139,682	$1,268,671	$7,500

Liabilities
Contingent consideration	$38,100	$—	$—	$38,100
Total liabilities	$38,100	$—	$—	$38,100

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$467,553	$467,553	$—	$—
Commercial paper	211,369	—	211,369	—
Government and government agency bonds	807,540	—	807,540	—
Corporate bonds	125,741	—	125,741	—
Strategic investments	31,321	321	—	31,000
Certificates of deposit	42,745	—	42,745	—
Total assets	$1,686,269	$467,874	$1,187,395	$31,000

Liabilities
Contingent consideration	$36,900	$—	$—	$36,900
Total liabilities	$36,900	$—	$—	$36,900

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy primarily include money market funds.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain of the short-term investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2023.

The following tables represent a roll-forward of the fair value of Level 3 financial assets for each of the periods indicated:

As of September 30, 2023
(in thousands)
Fair value, as of December 31, 2022	$31,000
Additions	4,000
Changes in estimated fair value	(27,500)
Fair value, as of September 30, 2023	$7,500

As of September 30, 2022
(in thousands)
Fair value, as of December 31, 2021	$32,412
Additions	163
Fair value, as of September 30, 2022	$32,575

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) and strategic investments in three other private companies. For more information related to Lacerta, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The fair value of the Lacerta investment was initially based on a cost approach corroborated by the Black-Scholes-Merton option-pricing model. The most significant assumptions in the initial option pricing model include historical volatility of similar public companies, estimated term through Lacerta’s potential exit and a risk-free rate based on certain U.S. Treasury rates. The investments in the other private companies are recorded at fair value at the time of purchase as measured by their respective investment cost. Included in the Company's strategic investments is a $4.0 million strategic investment in a private biotechnology company made during the three and nine months ended September 30, 2023, which was included in other non-current assets within the unaudited condensed consolidated balance sheets as of September 30, 2023.

At the end of each reporting period, the fair value of the Company's strategic investments will be adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. Equity securities without a readily determinable fair value are written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. During the three and nine months ended September 30, 2023, the Company recorded an impairment loss of $27.5 million related to the Company's strategic investment in Series A preferred stock of Lacerta after comparing the fair value of the Lacerta strategic investment to its carrying value. The Company's assessment performed during the three and nine months ended September 30, 2023 considered entity-specific impairment indicators, such as the future business prospects of Lacerta's existing programs and expected future cash flows. The fair value as of September 30, 2023 was estimated based on a range of future cash flows that are expected to be realized by the Company, which could range from $0 to $2.5 million and reflects a Level 3 fair value measurement given the significant unobservable inputs. The impairment loss is included in Other (expense) income, net within the unaudited condensed consolidated statements of operations and comprehensive loss. There were no additional valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the three and nine months ended September 30, 2023 or 2022, as no additional impairment indicators were identified nor were similar securities issued.

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

The following tables represent a roll-forward of the fair value of Level 3 financial liabilities for each of the periods indicated:

As of September 30, 2023
(in thousands)
Fair value, as of December 31, 2022	$36,900
Change in estimated fair value	2,000
Liabilities terminated	(800)
Fair value, as of September 30, 2023	$38,100

As of September 30, 2022
(in thousands)
Fair value, as of December 31, 2021	$43,600
Change in estimated fair value	(6,700)
Fair value, as of September 30, 2022	$36,900

For the three and nine months ended September 30, 2023, the Company recorded a net increase of $1.2 million and $2.0 million to account for the change in fair value of the Company's existing contingent consideration liabilities. These changes, which are recorded through earnings, were a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the discount rate utilized to determine the present value of future payments to be made, the probability of success of the underlying programs and the approval date of the underlying programs, offset by the termination of a license agreement with an academic institution that included an embedded derivative. As of September 30, 2023, the remaining contingent consideration was recorded as a non-current liability on the Company's unaudited condensed consolidated balance sheets.

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
6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Money market funds	$139,682	$467,553
Corporate bonds	10,526	3,157
Government and government agency bonds	66,535	128,451
Commercial paper	—	33,190
Total	$216,743	$632,351

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of both September 30, 2023 and December 31, 2022 was approximately four months.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$464,871	$—	$—	$464,871
Commercial paper	88,450	—	—	88,450
Government and government agency bonds	989,797	41	(581)	989,257
Corporate bonds	145,969	16	(87)	145,898
Certificates of deposit	45,066	—	—	45,066
Total cash, cash equivalents and investments	$1,734,153	$57	$(668)	$1,733,542
As reported:
Cash and cash equivalents	$541,926	$8	$(2)	$541,932
Short-term investments	1,192,227	49	(666)	1,191,610
Total cash, cash equivalents and investments	$1,734,153	$57	$(668)	$1,733,542

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$801,979	$—	$—	$801,979
Commercial paper	211,369	—	—	211,369
Government and government agency bonds	808,904	178	(1,542)	807,540
Corporate bonds	126,014	9	(282)	125,741
Certificates of deposit	42,745	—	—	42,745
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374
As reported:
Cash and cash equivalents	$966,768	$9	$—	$966,777
Short-term investments	1,024,243	178	(1,824)	1,022,597
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374

7. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with EXONDYS 51, AMONDYS 45 and VYONDYS 53 (collectively, the “PMO Products”) and ELEVIDYS consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
PMO Products
United States	$198,069	$188,346	$602,415	$548,355
Rest of World	42,145	19,428	108,282	59,481
Total PMO product revenues, net	$240,214	$207,774	$710,697	$607,836
ELEVIDYS
United States	69,108	—	69,108	—
Total ELEVIDYS product revenues, net	$69,108	$—	$69,108	$—
Total product revenues, net	$309,322	$207,774	$779,805	$607,836

The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. No individual rest of world country exceeded 10% of total net product revenues for the three and nine months ended September 30, 2023 and 2022. Three individual customers accounted for 40%, 23% and 9% of product revenues, net, for the three months ended September 30, 2023 and 45%, 29% and 8% for the nine months ended September 30, 2023. Three individual customers accounted for 48%, 35% and 7% of net product revenues for the three months ended September 30, 2022 and 49%, 34% and 7% of net product revenues for the nine months ended September 30, 2022. The concentration of the Company’s net product revenues within a particular country may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties.

As of September 30, 2023 and December 31, 2022, the Company's accounts receivable were $318.9 million and $214.6 million, respectively, both of which were related to product sales receivable, net of discounts and allowances. As of September 30, 2023, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 60 to 100 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 60 and 150 days. Three individual customers accounted for 29%, 25% and 12% of accounts receivable from product sales as of September 30, 2023 and 36%, 35% and 12% of accounts receivable from product sales as of December 31, 2022. As of September 30, 2023, the Company believes that such customers are of high credit quality and has not experienced any material credit losses related to such customers.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2022	$417	$67,493	$3,343	$23,445	$94,698
Provision	18,191	94,025	11,251	52,500	175,967
Adjustments relating to prior year	110	(4,154)	—	—	(4,044)
Payments/credits	(9,386)	(73,317)	(10,586)	(40,048)	(133,337)
Balance, as of September 30, 2023	$9,332	$84,047	$4,008	$35,897	$133,284

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2021	$799	$60,506	$2,798	$6,363	$70,466
Provision	8,756	80,956	9,508	28,809	128,029
Adjustments relating to prior year	—	(4,111)	—	30	(4,081)
Payments/credits	(9,193)	(70,645)	(8,930)	(18,397)	(107,165)
Balance, as of September 30, 2022	$362	$66,706	$3,376	$16,805	$87,249

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Reduction to accounts receivable	$47,606	$25,914
Component of accrued expenses	85,678	68,784
Total reserves	$133,284	$94,698

8. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Raw materials	$114,622	$59,181
Work in progress	258,258	269,185
Finished goods	47,243	38,147
Total inventory	$420,123	$366,513

Non-current inventory consists of raw materials and work in progress that is anticipated to be consumed beyond the Company's normal operating cycle.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Balance sheet classification
Inventory	$244,011	$203,968
Non-current inventory	176,112	162,545
Total inventory	$420,123	$366,513

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Manufacturing-related deposits and prepaids	$77,125	$66,455
Collaboration receivable	35,408	41,758
Prepaid maintenance services	12,282	9,815
Prepaid clinical and pre-clinical expenses	9,247	11,237
Prepaid commercial expenses	2,793	2,947
Prepaid research expenses	2,372	1,927
Prepaid insurance	1,545	3,717
Other	13,669	12,035
Total other current assets	$154,441	$149,891

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Manufacturing-related deposits and prepaids	$78,842	$97,409
Intangible assets, net	19,501	7,578
Restricted cash	19,149	19,024
Strategic investments	7,500	31,321
Prepaid maintenance services	5,948	3,403
Prepaid clinical expenses	2,219	2,150
Other	3,766	2,084
Total other non-current assets	$136,925	$162,969

10. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Product revenue related reserves	$85,678	$68,784
Accrued contract manufacturing costs	60,998	202,173
Accrued employee compensation costs	51,143	65,946
Accrued clinical and pre-clinical costs	40,930	28,884
Accrued income taxes	24,677	12,521
Accrued professional fees	24,050	12,061
Accrued royalties	10,501	8,636
Accrued property and equipment purchases	9,382	984
Accrued milestone and license costs	3,750	7,702
Accrued research costs	3,516	1,629
Other	7,725	9,676
Total accrued expenses	$322,350	$418,996

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

The Company accounted for the debt extinguishment by recognizing the difference between the fair value of the shares of common stock transferred on the Exchange Date and the net carrying amount of the extinguished debt as a loss on debt extinguishment. Accordingly, on the Exchange Date, the Company: (i) reduced the carrying value of the 2024 Notes by $311.5 million, (ii) eliminated accrued interest of $1.5 million, and (iii) recorded a loss on debt extinguishment of $387.3 million, inclusive of the $6.9 million in third-party debt conversion costs, which is included in the unaudited condensed consolidated statement of operations and comprehensive loss. The outstanding principal balance of the 2024 Notes as of September 30, 2023 is approximately $105.8 million, which is convertible into approximately 1.4 million shares of Company common stock.

As a result of the exchange, the Company entered into agreements with the counterparties to the 2017 Capped Calls to terminate a portion of the 2017 Capped Calls in a notional amount corresponding to the principal amount of the 2024 Notes exchanged through the 2024 Notes Exchange and received approximately $80.6 million in cash from the counterparties, which was included in additional paid-in capital within the unaudited condensed consolidated balance sheets as of September 30, 2023.

For additional details about the 2024 Notes, please read Note 13, Indebtedness to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Total Debt Obligations

As of September 30, 2023 and December 31, 2022, the Company recorded approximately $1,236.8 million and $1,544.3 million as long-term debt on the unaudited condensed consolidated balance sheets, respectively.

The following table summarizes the Company’s debt facilities for each of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Principal amount of the 2024 Notes	$105,847	$419,371
Principal amount of the 2027 Notes	1,150,000	1,150,000
Unamortized discount - debt issuance costs of 2024 Notes	(465)	(3,059)
Unamortized discount - debt issuance costs of 2027 Notes	(18,627)	(22,020)
Total carrying value of debt facilities	$1,236,755	$1,544,292

Fair value of 2024 Notes	$189,297	$765,046
Fair value of 2027 Notes	1,294,900	1,308,482
Total fair value of debt facilities	$1,484,197	$2,073,528

For the three months ended September 30, 2023 and 2022, contractual interest expense from debt facilities was $5.2 million and $14.7 million, inclusive of $1.2 million and $2.0 million of amortization of debt discounts, respectively. For the nine months ended September 30, 2023 and 2022, contractual interest expense from debt facilities was $16.8 million and $46.5 million, inclusive of $3.9 million and $6.0 million of amortization of debt discounts, respectively. The fair value of the 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”) and the 2024 Notes is based on open market trades and is classified as Level 1 in the fair value hierarchy.

The following table summarizes the total principal and contractual interest payments due under the Company’s debt arrangements:

	As of September 30, 2023
	Principal	Interest	Total Payments
	(in thousands)
2023 (October-December)	$—	$794	$794
2024	105,847	15,963	121,810
2025	—	14,375	14,375
2026	—	14,375	14,375
2027	1,150,000	14,375	1,164,375
Total payments	$1,255,847	$59,882	$1,315,729

12. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023			2022
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	50,875	$66.53	127,100	$59.84	1,135,799		$72.23	1,626,220		$47.54
Restricted stock units	27,539	$118.05	65,657	$105.28	1,137,202	(1)	$153.02	925,167	(2)	$80.66

(1) Included in restricted stock units (“RSUs”) for the nine months ended September 30, 2023 are 502,225 shares with performance conditions (the “March 2023 PSUs”) which are related to regulatory approval of certain of the Company's product candidates and achievement of a certain financial performance target.

(2) Included in the RSUs for the nine months ended September 30, 2022 are 38,500 shares of PSUs (the “March 2022 PSUs”) with performance conditions related to regulatory approval of the Company's product candidates.

As a result of the regulatory approval of ELEVIDYS in June 2023 and the achievement of the Company's financial performance target during the three months ended September 30, 2023, the Company recorded stock-based compensation expense of $10.3 million and $17.7 million associated with the March 2023 PSUs during the three and nine months ended September 30, 2023, respectively. Vesting of the March 2023 PSUs is contingent on the fulfillment of remaining service conditions. The maximum remaining expense associated with the March 2023 PSUs, excluding forfeitures, is $62.2 million. The associated expense will be recognized over approximately the next 1.5 years.

As of September 30, 2023, the performance conditions for the March 2022 PSUs were deemed as not probable of being achieved and, as such, no stock-based compensation related to these PSUs was recognized. If the performance conditions of the March 2022 PSUs are met within the required time frame, the Company may recognize up to $3.3 million of stock-based compensation expense, excluding forfeitures. Stock options and the remaining RSUs granted during the periods presented in the table have only service-based criteria and vest over four years.

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

During the nine months ended September 30, 2023, 550,110 options relating to the Unvested Tranche met the conditions for vesting as the average closing price of the Company's common stock exceeded $128.65 during 20 consecutive trading days in March 2023 and the compound annual growth rate of the Company's common stock exceeded that of the Nasdaq Biotech Index by greater than 5%. For the three and nine months ended September 30, 2023, the Company recorded $0.6 million and $13.4 million of stock-based compensation expense in total related to the Chief Executive Officer's awards, respectively. For the three and nine months ended September 30, 2022, the Company recorded $20.5 million and $94.2 million of stock-based compensation expense in total related to the Chief Executive Officer's awards, respectively. As of September 30, 2023, the Company has recognized all incremental compensation costs associated with the Unvested Tranche.

Stock-based Compensation Expense

For the three months ended September 30, 2023 and 2022, total stock-based compensation expense was $48.1 million and $50.4 million, respectively. For the nine months ended September 30, 2023 and 2022, total stock-based compensation expense was $136.7 million and $182.5 million, respectively. The following table summarizes stock-based compensation expense by function included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$22,325	$14,795	$60,315	$42,330
Selling, general and administrative	25,736	35,623	76,373	140,178
Total stock-based compensation expense	$48,061	$50,418	$136,688	$182,508

The following table summarizes stock-based compensation expense by grant type included within the unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	$17,471	$35,686	$62,436	$141,247
Restricted stock units	28,924	13,321	70,101	37,064
Employee stock purchase plan	1,666	1,411	4,151	4,197
Total stock-based compensation expense	$48,061	$50,418	$136,688	$182,508

13. OTHER LOSS, NET

The following table summarizes other loss, net for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Accretion of investment discount, net	$12,984	$3,435	$35,809	$4,808
Interest income	9,838	4,780	27,532	7,362
Interest expense	(5,229)	(14,736)	(16,776)	(46,560)
(Loss) gain on contingent consideration, net	(2,000)	6,700	(1,200)	6,700
Impairment of equity investments	(27,500)	—	(27,821)	—
Other, net	(425)	199	(235)	(6,158)
Other (expense) income, net	$(12,332)	$378	$17,309	$(33,848)
Gain from sale of Priority Review Voucher	—	—	102,000	—
Loss on debt extinguishment	—	(125,441)	(387,329)	(125,441)
Total other loss, net	$(12,332)	$(125,063)	$(268,020)	$(159,289)

14. LEASES

The Company has real estate operating leases in Cambridge, Andover, Burlington and Bedford, Massachusetts, Dublin and Columbus, Ohio, and Durham, North Carolina that provide for scheduled annual rent increases over the lease term. The Company has also identified leases embedded in certain of its manufacturing and supply agreements as the Company determined that it controls the use of the facilities and related equipment therein. For more information related to the lease embedded in manufacturing and supply agreements with Catalent, Inc. (“Catalent”), please refer to Note 21, Commitments and Contingencies of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Bedford Lease commenced in May 2023 as the Company obtained control of the premises (the “Bedford Lease Commencement”). The Company has a lease liability and right-of-use (“ROU”) asset of $84.1 million and $71.7 million, respectively, on its unaudited condensed consolidated balance sheets as of September 30, 2023 related to the Bedford Lease. The Company recorded the $72.0 million tenant improvement allowance as a reduction to right-of-use assets and lease liabilities at the date of the Bedford Lease Commencement. Tenant improvement costs incurred by the Company that had been reimbursed by the landlord totaled $6.1 million as of September 30, 2023 and are recorded as an increase to lease liabilities within the Company's unaudited condensed consolidated balance sheets.

The initial gross ROU assets and lease liabilities recorded were based on the present value of estimated future payments associated with the Bedford Lease at a discount rate of 9.5%, representing the rate at which the Company could borrow on a collateralized basis the amount of the lease payments in a similar term. The remaining lease term for the Bedford Lease is approximately 15.3 years. For the three and nine months ended September 30, 2023, the Company had no operating lease costs and variable lease costs totaled less than $0.1 million related to the Bedford Lease.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net loss	$(40,937)	$(257,738)	$(581,632)	$(594,244)
Weighted-average common shares outstanding - basic	88,889	87,628	88,609	87,465
Effect of dilutive securities*	—	—	—	—
Weighted-average common shares outstanding - diluted	88,889	87,628	88,609	87,465
Net loss per share - basic and diluted	$(0.46)	$(2.94)	$(6.56)	$(6.79)

* For the three and nine months ended September 30, 2023 and 2022, stock options, RSUs and employee stock purchase plan to purchase of approximately 12.1 million and 11.2 million shares of common stock, respectively, were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of its 2027 Notes and 2024 Notes on diluted net earnings per share (“EPS”) using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is dilutive. During the three and nine months ended September 30, 2023 and 2022, the inclusion of the potential share settlement of the 2027 Notes and the 2024 Notes was anti-dilutive. Accordingly, the potential conversion of approximately 1.4 million and 5.7 million shares related to the 2024 Notes has been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, respectively, and the potential conversion of approximately 8.1 million shares related to the 2027 Notes has been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, respectively.

16. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of September 30, 2023
(in thousands)
2023 (October-December)	$380,762
2024	762,237
2025	151,525
2026	80,110
2027	77,497
Thereafter	72,244
Total manufacturing commitments*	$1,524,375

* Total manufacturing commitments includes the Catalent manufacturing and supply agreement, for which the Company has ROU assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of September 30, 2023. For more information, please read Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Thermo Fisher Scientific, Inc.

The Company entered into a development, commercial manufacturing, and supply agreement in June 2018 and, subsequently, entered into the first, second and third amendments in May 2019, July 2020 and October 2021, respectively, with Brammer Bio MA, LLC, an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) (collectively, the “Thermo Agreement”).

In March 2023, the Company executed a fourth amendment (the “Amendment”) that modified the terms of the Thermo Agreement. The Amendment removed the previous minimum batch purchase commitment of $54.7 million per annum and associated fee for the remaining term of the Thermo Agreement. In connection with the elimination of such commitment and fee, the Amendment implemented a fee of up to $60.0 million, to be paid in three installments of $20.0 million each by March 1, 2024, December 31, 2024 and December 31, 2025, respectively, unless waived in part as described below. The Company will recognize the first $20.0 million installment due March 1, 2024 as a nonrefundable advance payment over the term of the agreement as the Company believes it will receive future benefit from this contract. As the Company has yet to obtain regulatory approval to produce commercial supply of ELEVIDYS at Thermo manufacturing facilities as of September 30, 2023, it recognized approximately $0.8 million and $1.7 million as research and development expense during the three and nine months ended September 30, 2023 related to this nonrefundable advanced payment.

The second and third payment installments, which are associated with the years ending December 31, 2024 and 2025, will be waived if the Company meets certain minimum purchase thresholds under the Amendment. As of September 30, 2023, the Company believes it is probable that the minimum purchase thresholds will be met in the normal course of business throughout the term of the agreement and, therefore, no liabilities were recorded related to the second or third payment installments.

For more information related to Thermo, please read Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included or may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. We record a loss contingency reserve for a legal proceeding when we consider the potential loss probable and we can reasonably estimate the amount of the loss or determine a probable range of loss. We provide disclosure when we consider a loss reasonably possible or when we determine that a loss in excess of a reserve is reasonably possible. We provide an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless we believe that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies and in management's opinion no material range of loss is estimable for the matters described below as of September 30, 2023.

On September 15, 2020, REGENXBIO INC. (“Regenx”) and the Trustees of the University of Pennsylvania (“U-Penn”) filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make adeno-associated virus (“AAV”) gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ‘617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, an unspecified amount of damages that is no less than a reasonable royalty (treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 4, 2022, the Court denied Sarepta’s motion to dismiss the case pursuant to Federal Rule of Civil Procedure 12(b)(6) based on the Safe Harbor provision of non-infringement contained in 35 U.S.C. § 271(e)(1). Sarepta answered the Complaint on January 18, 2022, and a case schedule has been set with a trial commencing on January 29, 2024. The parties have filed cross motions for summary judgement, which are fully briefed.

On June 20, 2023, Regenx and U-Penn commenced a second patent infringement lawsuit against Sarepta and its contract manufacturer, Catalent asserting patent alleged infringement of U. S. Patent No. 11,680,274 (“the ’274 Patent”). In the second lawsuit, Regenx and U-Penn allege that Sarepta and Catalent’s manufacture, use and commercial launch of ELEVIDYS® (formerly/also known as SRP-9001) infringe the ’274 Patent. Sarepta answered the complaint on August 10, 2023, and a case schedule has been set with a trial commencing on November 17, 2025.

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserts claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further seeks a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from University of Western Australia (“UWA”) (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). NS is seeking legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta has demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintains all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta is also seeking a determination of invalidity of the NS Patents. Sarepta is seeking an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. On August 14, 2023, the Court granted cross motions to amend the pleadings, allowing Sarepta to add a counterclaim against NS for inequitable conduct, and NS to add counterclaims against Sarepta for inequitable conduct and Walker Process fraud. The Court entered a scheduling order with a trial scheduled to commence on May 13, 2024.

On or about June 5, 2023, Sarepta initiated a patent infringement lawsuit against Nippon Shinyaku in Japan, alleging that NS’s production, sales and offers to sell Viltepso infringe Sarepta’s Japanese Patent No. 6406782. NS filed its preliminary answer on July 13, 2023. Thereafter, the Court set an initial case schedule, with a final hearing set for July 11, 2024.

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
•
estimated timelines and milestones for the remainder of 2023 and beyond, including initiating a potentially pivotal trial for SRP-9003 by the end of 2023, announcing top-line results from Part B of Study 5051-201 by the end of 2023 and submitting a BLA supplement to expand the label of ELEVIDYS;
•
our engagement with regulatory authorities outside of the U.S. including the European Medicines Agency (“EMA”);
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

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, cell-penetrating peptide-conjugated PMO ("PPMO"), and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021. In July 2022, the FDA placed Study 5051-201 on clinical hold following a serious adverse event of hypomagnesemia. The clinical hold was lifted in August 2022. We completed enrollment of Part B of Study 5051-201 in the first quarter of 2023 and anticipate top-line results from Part B by the end of 2023. If successful, we anticipate Part B to be our potentially pivotal trial.

•
SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in our SRP-9001 gene therapy program. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. In March 2021, we announced 24-month functional and expression data from the three clinical trial participants in the low-dose cohort and twelve-month functional data from the three clinical trial participants in the high-dose cohort. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. We plan to initiate our potentially pivotal trial by the end of 2023.

In addition, we are also seeking to expand the label of ELEVIDYS. We announced top-line results from Study 301 in October 2023 and plan to submit a BLA supplement in 2023.

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

Our PMO commercial products are distributed in the U.S. through a limited network of home infusion specialty pharmacy providers that deliver the medication to patients and a specialty distributor that distributes our products to hospitals and hospital outpatient clinics. With respect to the pre-commercial distribution of our products to patients outside of the U.S., we have contracted with third party distributors and service providers to distribute our products in certain countries through our EAPs. We plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved.

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

Cash, Cash Equivalents, Restricted Cash and Investments

As of September 30, 2023, we had approximately $1,752.6 million of cash, cash equivalents, restricted cash and investments, consisting of $541.9 million of cash and cash equivalents, $1,191.6 million of short-term investments and $19.1 million of long-term restricted cash. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The following tables set forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
	2023	2022	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$309,322	$207,774	$101,548	49%
Collaboration	22,495	22,495	—	(—)%
Total revenues	331,817	230,269	101,548	44%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	37,026	39,952	(2,926)	(7)%
Research and development	194,301	216,707	(22,406)	(10)%
Selling, general and administrative	120,893	104,787	16,106	15%
Amortization of in-licensed rights	439	178	261	147%
Total cost and expenses	352,659	361,624	(8,965)	(2)%
Operating loss	(20,842)	(131,355)	110,513	84%
Other loss, net
Loss on debt extinguishment	—	(125,441)	125,441	(100)%
Other (expense) income, net	(12,332)	378	(12,710)	NM*
Total other loss, net	(12,332)	(125,063)	112,731	90%

Loss before income tax expense	(33,174)	(256,418)	223,244	87%
Income tax expense	7,763	1,320	6,443	NM*
Net loss	$(40,937)	$(257,738)	$216,801	84%

Net loss per share - basic and diluted	$(0.46)	$(2.94)	$2.48	(84)%

	For the Nine Months Ended September 30,
	2023	2022	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$779,805	$607,836	$171,969	28%
Collaboration	66,750	66,750	—	(—)%
Total revenues	846,555	674,586	171,969	25%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	106,167	109,190	(3,023)	(3)%
Research and development	681,870	663,286	18,584	3%
Selling, general and administrative	350,171	330,943	19,228	6%
Amortization of in-licensed rights	796	535	261	49%
Total cost and expenses	1,139,004	1,103,954	35,050	3%
Operating loss	(292,449)	(429,368)	136,919	32%
Other loss, net
Gain from sale of Priority Review Voucher	102,000	—	102,000	NM*
Loss on debt extinguishment	(387,329)	(125,441)	(261,888)	209%
Other income (expense), net	17,309	(33,848)	51,157	151%
Total other loss, net	(268,020)	(159,289)	(108,731)	(68)%

Loss before income tax expense	(560,469)	(588,657)	28,188	5%
Income tax expense	21,163	5,587	15,576	NM*
Net loss	$(581,632)	$(594,244)	$12,612	2%

Net loss per share - basic and diluted	$(6.56)	$(6.79)	$0.23	3%

* NM: not meaningful

Revenues

Revenues from product sales are recorded at the time of sale at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, co-pay assistance and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). Our estimates take into consideration current contractual and statutory requirements. Actual amounts of consideration ultimately received or paid may differ from our estimates.

The following tables summarize the components of our net product revenues, by product, for each of the periods indicated:

	For the Three Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
EXONDYS 51	$142,297	$122,262	$20,035	16%
ELEVIDYS	69,108	—	69,108	NM*
AMONDYS 45	66,267	54,893	11,374	21%
VYONDYS 53	31,650	30,619	1,031	3%
Products, net	$309,322	$207,774	$101,548	49%

	For the Nine Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
EXONDYS 51	$409,556	$365,772	$43,784	12%
AMONDYS 45	203,832	153,183	50,649	33%
VYONDYS 53	97,309	88,881	8,428	9%
ELEVIDYS	69,108	—	69,108	NM*
Products, net	$779,805	$607,836	$171,969	28%

* NM: not meaningful

Net product revenues for our products for the three and nine months ended September 30, 2023 increased by $101.5 million and $172.0 million, respectively, compared with the three and nine months ended September 30, 2022. The increases primarily reflect increasing demand for EXONDYS 51, AMONDYS 45 and VYONDYS 53 (collectively, the “PMO Products”), as well as $69.1 million of net product revenues associated with sales of ELEVIDYS during the three and nine months ended September 30, 2023.

Collaboration revenue relates to our collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For both the three and nine months ended September 30, 2023 and 2022, we recognized $22.5 million and $66.8 million of collaboration revenue, respectively. For more information, please read Note 3, License and Collaboration Agreements to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of inventory costs that relate to sales of our products and the related overhead costs and royalty payments primarily to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”) for the PMO Products and to Nationwide Children's Hospital for ELEVIDYS. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS by the FDA in September 2016, December 2019, February 2021 and June 2023, respectively, we expensed such manufacturing and material costs as research and development expenses. For ELEVIDYS sold in the three and nine months ended September 30, 2023 and AMONDYS 45 sold in the three and nine months ended September 30, 2022, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the product. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our PMO Products sold would have been approximately $2.9 million and $9.6 million for the three and nine months ended September 30, 2022, respectively, and the incremental costs related to ELEVIDYS sold would have been approximately $10.5 million for the three and nine months ended September 30, 2023, respectively.

The following tables summarize the components of cost of sales for our products (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$26,525	$32,091	$(5,566)	(17)%
Royalty payments	10,501	7,861	2,640	34%
Total cost of sales (excluding amortization of in-licensed rights)	$37,026	$39,952	$(2,926)	(7)%

	For the Nine Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold	$78,700	$73,604	$5,096	7%
Royalty payments	27,467	35,586	(8,119)	(23)%
Total cost of sales (excluding amortization of in-licensed rights)	$106,167	$109,190	$(3,023)	(3)%

The cost of sales (excluding amortization of in-licensed rights) for the three months ended September 30, 2023 decreased by $2.9 million, or 7%, compared with the same period in 2022. The change primarily reflects write-offs of certain batches of our products not meeting our quality specifications in the three months ended September 30, 2022, with no similar activity for the same period of 2023, partially offset by an increasing demand for our PMO Products.

The cost of sales (excluding amortization of in-licensed rights) for the nine months ended September 30, 2023 decreased by $3.0 million, or 3% compared with the same period in 2022. The change primarily reflects a decrease in royalty payments during the nine months ended September 30, 2023 due to changes in the BioMarin royalty terms and a decrease in write-offs of certain batches of our products not meeting our quality specifications for the nine months ended September 30, 2023, as compared to the same period of 2022, partially offset by an increasing demand for our PMO Products.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
SRP-9001	$45,478	$114,462	$(68,984)	(60)%
Eteplirsen (exon 51)	24,616	9,531	15,085	158%
PPMO platform	22,100	11,224	10,876	97%
Other gene therapies	20,459	11,842	8,617	73%
Casimersen (exon 45)	4,414	7,676	(3,262)	(42)%
Up-front, milestone and other expenses	3,760	5,500	(1,740)	(32)%
Golodirsen (exon 53)	3,569	2,066	1,503	73%
Collaboration cost-sharing	3,232	804	2,428	NM*
Other projects	5,154	1,609	3,545	220%
Internal research and development expenses	96,254	73,833	22,421	30%
Roche collaboration reimbursement	(34,735)	(21,840)	(12,895)	59%
Total research and development expenses	$194,301	$216,707	$(22,406)	(10)%

	For the Nine Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
SRP-9001	$238,578	$336,606	$(98,028)	(29)%
Eteplirsen (exon 51)	76,588	33,280	43,308	130%
Other gene therapies	60,751	47,101	13,650	29%
PPMO platform	54,641	37,346	17,295	46%
Casimersen (exon 45)	17,444	25,089	(7,645)	(30)%
Golodirsen (exon 53)	11,974	10,237	1,737	17%
Up-front, milestone and other expenses	11,857	16,800	(4,943)	(29)%
Collaboration cost-sharing	6,832	3,362	3,470	103%
Other projects	13,545	9,358	4,187	45%
Internal research and development expenses	272,390	209,855	62,535	30%
Roche collaboration reimbursement	(82,730)	(65,748)	(16,982)	26%
Total research and development expenses	$681,870	$663,286	$18,584	3%

* NM: not meaningful

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Clinical trial expenses	$51,180	$35,901	$15,279	43%
Manufacturing expenses	50,165	100,682	(50,517)	(50)%
Compensation and other personnel expenses	46,102	39,816	6,286	16%
Facility- and technology-related expenses	27,679	21,983	5,696	26%
Stock-based compensation	22,325	14,795	7,530	51%
Professional services	6,819	4,409	2,410	55%
Up-front, milestone and other expenses	3,760	5,500	(1,740)	(32)%
Collaboration cost-sharing	3,232	804	2,428	NM*
Pre-clinical expenses	2,738	1,521	1,217	80%
Research and other	15,036	13,136	1,900	14%
Roche collaboration reimbursement	(34,735)	(21,840)	(12,895)	59%
Total research and development expenses	$194,301	$216,707	$(22,406)	(10)%

* NM: not meaningful

Research and development expenses for the three months ended September 30, 2023 decreased by $22.4 million, or 10%, compared with the three months ended September 30, 2022. The decrease was primarily driven by the following:

•
$15.3 million increase in clinical trial expenses primarily due to an increased patient enrollment and site activation for our MIS51ON, MOMENTUM and ENVISION programs;
•
$50.5 million decrease in manufacturing expenses primarily due to lower purchases of raw material consumables in the three months ended September 30, 2023, compared to the same period of 2022, as well as the capitalization of commercial batches of ELEVIDYS manufactured after its approval in June 2023;
•
$6.3 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$5.7 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$7.5 million increase in stock-based compensation expense primarily due to the achievement of performance conditions related to certain shares with performance conditions (“PSUs”), as well as changes in headcount and the value of stock awards;
•
$2.4 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors for clinical programs;
•
$1.7 million decrease in up-front, milestone and other expenses primarily due to $5.0 million of up-front payments as a result of the execution of certain research and license agreements and $0.5 million of expense incurred as a result of milestone achievements in certain research and license agreements in the three months ended September 30, 2022, partially offset by $3.8 million of expense incurred as a result of the milestone achievements in certain research and license agreements in the same period of 2023;
•
$2.4 million increase in collaboration cost-sharing expenses primarily due to the timing of expense incurred related to Genethon's micro-dystrophin drug candidate;
•
$1.2 million increase in pre-clinical expenses primarily due to an increase in toxicology study activity across multiple gene therapy and PPMO platforms;
•
$1.9 million increase in research and other expenses primarily driven by an increase in sponsored research with academic institutions during the three months ended September 30, 2023 and an increase in lab-related expenses as a result of changes in headcount; and
•
$12.9 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

	For the Nine Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$261,085	$347,250	$(86,165)	(25)%
Compensation and other personnel expenses	137,420	106,462	30,958	29%
Clinical trial expenses	134,580	95,156	39,424	41%
Facility- and technology-related expenses	76,248	62,755	13,493	22%
Stock-based compensation	60,315	42,330	17,985	42%
Professional services	21,392	13,581	7,811	58%
Up-front, milestone and other expenses	11,857	16,800	(4,943)	(29)%
Pre-clinical expenses	8,927	7,387	1,540	21%
Collaboration cost-sharing	6,832	3,362	3,470	103%
Research and other	45,944	33,951	11,993	35%
Roche collaboration reimbursement	(82,730)	(65,748)	(16,982)	26%
Total research and development expenses	$681,870	$663,286	$18,584	3%

Research and development expenses for the nine months ended September 30, 2023 increased by $18.6 million, or 3%, compared with the nine months ended September 30, 2022. The increase was primarily driven by the following:

•
$86.2 million decrease in manufacturing expenses primarily due to lower purchases of raw material consumables in the nine months ended September 30, 2023, compared to the same period of 2022, as well as the capitalization of commercial batches of ELEVIDYS, the $53.0 million shortfall payment accrual related to the gene therapy manufacturing and supply agreement with Thermo and the $17.1 million termination charge related to the manufacturing and supply agreement with Henogen SA, both of which occurred in the nine months ended September 30, 2022, with no similar activity in the same period of 2023. These amounts were partially offset by a continuing ramp-up of SRP-9001 manufacturing prior to the ELEVIDYS approval in June 2023 and continued manufacturing of clinical batches of SRP-9001;
•
$31.0 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$39.4 million increase in clinical trial expenses primarily due to an increased patient enrollment and site activation for our MIS51ON, MOMENTUM, ENVISION programs, as well as additional PPMO and LGMD clinical trials;
•
$13.5 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$18.0 million increase in stock-based compensation expense primarily due to changes in headcount and the value of stock awards, as well as the achievement of performance conditions related to certain PSUs as of the nine months ended September 30, 2023;
•
$7.8 million increase in professional service expenses primarily due to an increase in reliance on third-party research and development contractors for the launch of ELEVIDYS prior to the ELEVIDYS approval in June 2023 and for clinical programs;
•
$4.9 million decrease in up-front, milestone and other expenses primarily due to $7.8 million of up-front payments as a result of the execution of certain research and license agreements, $4.5 million of expense incurred as a result of milestone achievements in certain research and license agreements and $4.5 million of option and termination expenses in the nine months ended September 30, 2022, partially offset by $7.8 million of up-front payments as a result of the execution of certain research and license agreements and $3.9 million of expense incurred as a result of the milestone achievements in certain research and license agreements in the same period of 2023;
•
$1.5 million increase in pre-clinical expenses primarily due to an increase in toxicology study activity across multiple gene therapy and PPMO platforms;
•
$3.5 million increase in collaboration cost-sharing expenses primarily due to the timing of expense incurred related to Genethon's micro-dystrophin drug candidate;
•
$12.0 million increase in research and other expenses primarily driven by an increase in sponsored research with academic institutions during the nine months ended September 30, 2023 and an increase in lab-related expenses as a result of changes in headcount; and
•
$17.0 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

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

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Professional services	$39,162	$26,401	$12,761	48%
Compensation and other personnel expenses	37,618	31,030	6,588	21%
Stock-based compensation	25,736	35,623	(9,887)	(28)%
Facility- and technology-related expenses	11,923	8,489	3,434	40%
Other	6,601	3,372	3,229	96%
Roche collaboration reimbursement	(147)	(128)	(19)	15%
Total selling, general and administrative expenses	$120,893	$104,787	$16,106	15%

Selling, general and administrative expenses for the three months ended September 30, 2023 increased by $16.1 million, or 15%, compared with the three months ended September 30, 2022. This increase was primarily driven by the following:

•
$12.8 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors for the launch of ELEVIDYS and ongoing litigation matters;
•
$6.6 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$9.9 million decrease in stock-based compensation expense primarily related to the Chief Executive Officer grant modification agreement executed in 2022, partially offset by the achievement of performance conditions related to certain PSUs, as well as changes in headcount and the value of stock awards;
•
$3.4 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$3.2 million increase in other expenses primarily due to changes in charitable contribution activity.

	For the Nine Months Ended September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$114,414	$87,105	$27,309	31%
Professional services	112,050	69,467	42,583	61%
Stock-based compensation	76,373	140,178	(63,805)	(46)%
Facility- and technology-related expenses	32,189	24,895	7,294	29%
Other	15,777	9,661	6,116	63%
Roche collaboration reimbursement	(632)	(363)	(269)	74%
Total selling, general and administrative expenses	$350,171	$330,943	$19,228	6%

Selling, general and administrative expenses for the nine months ended September 30, 2023 increased by $19.2 million, or 6%, compared with the nine months ended September 30, 2022. This increase was primarily driven by the following:

•
$27.3 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$42.6 million increase in professional service expenses primarily due to an increase in reliance on third-party selling, general and administrative contractors for the launch of ELEVIDYS and ongoing litigation matters;
•
$63.8 million decrease in stock-based compensation expense primarily related to the Chief Executive Officer grant modification agreement executed in 2022, partially offset by the achievement of performance conditions related to certain PSUs as of the nine months ended September 30, 2023, as well as changes in headcount and the value of stock awards;
•
$7.3 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$6.1 million increase in other expenses primarily due to changes in charitable contribution activity.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide Children’s Hospital (“Nationwide”), BioMarin, and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For the three and nine months ended September 30, 2023, we recorded amortization of in-licensed rights of approximately $0.4 million and $0.8 million, respectively. For the three and nine months ended September 30, 2022, we recorded amortization of in-licensed rights of approximately $0.2 million and $0.5 million, respectively.

Gain from sale of Priority Review Voucher

In June 2023, we entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“ELEVIDYS PRV”) we received from the FDA in connection with the approval of ELEVIDYS for consideration of $102.0 million, with no commission costs. The closing of the transaction was not subject to the conditions set forth under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and closed in June 2023. The net proceeds were recorded as a gain from sale of the ELEVIDYS PRV during the nine months ended September 30, 2023 as it did not have a carrying value at the time of the sale.

Loss on debt extinguishment

On November 14, 2017, we issued $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024 (the “2024 Notes”). On March 2, 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the outstanding 2024 Notes (the “Exchange Agreements”). The Exchange Agreements resulted in an exchange of $313.5 million in aggregate principal value of the 2024 Notes for shares of our common stock (the “2024 Notes Exchange”). In connection with the 2024 Notes Exchange, we issued approximately 4.5 million shares of our common stock representing an agreed upon contractual exchange rate pursuant to the terms of each Exchange Agreement. The exchange was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for as a debt extinguishment. We accounted for the debt extinguishment by recognizing the difference between the fair value of the shares of common stock transferred on the exchange date and the net carrying amount of the extinguished debt as a loss on debt extinguishment. The loss incurred on the extinguishment for the nine months ended September 30, 2023 was $387.3 million, inclusive of $6.9 million in third-party debt conversion costs.

Other (expense) income, net

Other (expense) income, net primarily consists of interest expense on our debt facilities, interest income on our cash, cash equivalents and investments, amortization of investment premium or accretion of investment discount, unrealized gain or loss or an impairment from our investment in our strategic investments and gain or loss on contingent consideration, net related to regulatory-related contingent payments meeting the definition of a derivative. Interest expense primarily includes interest accrued on our convertible notes. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

For the three months ended September 30, 2023, other expense, net, was $12.3 million and for the three months ended September 30, 2022, other income, net was $0.4 million. The change was primarily due to the impairment of an equity investment and a loss on contingent consideration, net incurred in the three months ended September 30, 2023, partially offset by increases in accretion of investment discount, net and increases in interest income due to the investment mix of our investment portfolio, as well as a reductions of interest expense incurred as a result of the repayment of our December 2019 Term Loan in 2022.

For the nine months ended September 30, 2023, other income, net was $17.3 million and for the nine months ended September 30, 2022, other expense, net was $33.8 million. The change was primarily due to increases in accretion of investment discount, net and increases in interest income due to the investment mix of our investment portfolio, as well as a reductions of interest expense incurred as a result of the repayment of our December 2019 Term Loan in 2022, partially offset by the impairment of equity investments and a loss on contingent consideration, net incurred in the nine months ended September 30, 2023.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2023 was approximately $7.8 million and $21.2 million, respectively. Income tax expense for the three and nine months ended September 30, 2022 was approximately $1.3 million and $5.6 million, respectively. Income tax expense for the three and nine months ended September 30, 2023 relates to state, foreign and federal income taxes, while income tax expense for the three and nine months ended September 30, 2022 relates to state and foreign income taxes.

Liquidity and Capital Resources

Refer to Note 11, Indebtedness and Note 14, Leases, for additional discussion surrounding material changes to our obligations under outstanding indebtedness and lease arrangements, respectively.

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2023	As of December 31, 2022	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$541,932	$966,777	$(424,845)	(44)%
Short-term investments	1,191,610	1,022,597	169,013	17%
Restricted cash and investments	19,149	19,024	125	1%
Total cash, cash equivalents and investments	$1,752,691	$2,008,398	$(255,707)	(13)%

Borrowings:
Convertible debt	$1,236,755	$1,544,292	$(307,537)	(20)%
Total borrowings	$1,236,755	$1,544,292	$(307,537)	(20)%

Working capital
Current assets	$2,450,849	$2,557,861	$(107,012)	(4)%
Current liabilities	450,743	619,604	(168,861)	(27)%
Total working capital	$2,000,106	$1,938,257	$61,849	3%

For the periods ended September 30, 2023 and December 31, 2022, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from sale of the ELEVIDYS PRV, net proceeds from our offering of 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”) and our collaboration arrangement with Roche. Our principal uses of cash are research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, business development transactions and other working capital requirements. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond September 30, 2024, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

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

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. As of September 30, 2023, total obligations under debt, lease, and manufacturing arrangements were $1.3 billion, $365.8 million, and $1.5 billion, respectively with $15.9 million, $23.2 million and $984.5 million due in less than one year, and approximately $1,299.8 million, $342.6 million and $539.9 million due in greater than one year. Interest payments are included within the future debt obligations stated in the previous sentence. Lease obligations only include real estate leases that had commenced prior to September 30, 2023. The leases embedded in a certain supply agreement are included in manufacturing obligations. Additional information regarding our obligations under debt and manufacturing arrangements is provided in Note 11, Indebtedness and Note 16, Commitments and Contingencies, respectively, to the unaudited condensed consolidated financial statements contained in Item 1.

For products and product candidates that are currently in various research and development stages, we may be obligated to make up to $3.2 billion of future development, regulatory, commercial and up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of September 30, 2023, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Nine Months Ended
	September 30,
	2023	2022	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(446,336)	$(232,954)	$(213,382)	92%
Investing activities	(101,445)	(1,056,679)	955,234	(90)%
Financing activities	123,061	221,758	(98,697)	(45)%
Decrease in cash and cash equivalents	$(424,720)	$(1,067,875)	$643,155	(60)%

Operating Activities

Cash used in operating activities, which consists of our net loss adjusted for non-cash items and changes in net operating assets and liabilities, totaled $446.3 million and $233.0 million for the nine months ended September 30, 2023 and 2022, respectively. Cash used in operating activities for the nine months ended September 30, 2023 was primarily driven by the net loss of $581.6 million, adjusted for the following non-cash charges:

•
$387.3 million in loss on debt extinguishment related to the exchange of 2024 Notes;
•
$136.7 million in stock-based compensation expense;
•
$33.0 million in depreciation and amortization expense;
•
$27.8 million in impairments associated with our equity investments; and
•
$16.1 million in other non-cash items.

These amounts were partially offset by the gain of $102.0 million recorded from the sale of the ELEVIDYS PRV and $32.8 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$111.2 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the $54.0 million shortfall payment to Thermo made during the nine months ended September 30, 2023, payments to Catalent for raw materials and the overall timing and invoicing of payments;
•
$66.8 million decrease in deferred revenue related to the collaboration with Roche;
•
$53.6 million increase in inventory due to the addition of capitalized inventory after the approval of ELEVIDYS in June 2023; and
•
$104.2 million increase in accounts receivable due to sales of ELEVIDYS and an increase in the demand of our PMO Products.

These amounts were partially offset by $5.0 million decrease in other assets primarily due to the timing and usage of manufacturing prepaids.

Cash used in operating activities for the nine months ended September 30, 2022 was primarily driven by the net loss of $594.2 million, adjusted for the following non-cash charges:

•
$182.5 million in stock-based compensation expense;
•
$125.4 million in loss on debt extinguishment of the 2024 Notes and 2019 Term Loan;
•
$31.3 million in depreciation and amortization expense; and
•
$20.7 million in other non-cash items

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

Investing Activities

Cash used in investing activities was $101.4 million for the nine months ended September 30, 2023, compared to $1,056.7 million of cash used in the nine months ended September 30, 2022. Cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $1,475.4 million of purchases of available-for-sale securities, $57.1 million of purchases of property and equipment and $11.2 million of purchases of intangible assets, partially offset by $102.0 million of net proceeds related to the sale of the ELEVIDYS PRV and $1,340.3 million from the maturity of available-for-sale securities.

Cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of $1,509.3 million of purchases of available-for-sale securities and $22.9 million of purchases of property and equipment, partially offset by proceeds of $476.7 million from the maturity of available-for-sale securities.

Financing Activities

Cash provided by financing activities was $123.1 million and $221.8 million for the nine months ended September 30, 2023 and 2022, respectively. Cash provided by financing activities for the nine months ended September 30, 2023 consisted of $80.6 million in partial settlement of capped call share options for the 2024 Notes and $49.3 million in proceeds from exercise of options and purchase of stock under our employee stock purchase program, partially offset by $6.9 million in third-party debt conversion costs related to the 2024 Notes Exchange.

Cash provided by financing activities for the nine months ended September 30, 2022 consisted of the following:

•
$1,127.4 million in proceeds from the issuance of the 2027 Notes, net of commissions;
•
$26.3 million in partial settlement of capped call share options entered into in connection with the issuance of the 2024 Notes; and
•
$18.7 million in proceeds from exercise of options and purchase of stock under our employee stock purchase program.

These amounts were partially offset by the following:

•
$550.0 million for the repayment of the 2019 Term Loan;
•
$247.9 million in the repurchase of a portion of the 2024 Notes;
•
$127.3 million purchase of capped call share options entered into in connection with the issuance of the 2027 Notes; and
•
$25.4 million for payment on the debt extinguishment of the 2019 Term Loan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is deposited in and invested through highly rated financial institutions. As of September 30, 2023, we had approximately $1,752.6 million of cash, cash equivalents, restricted cash and investments, comprised of $541.9 million of cash and cash equivalents, $1,191.6 million of short-term investments and $19.1 million long-term restricted cash. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2023, we estimate that such hypothetical 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.4 million to our interest rate sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In particular, each of the conditions for which we plan to evaluate our product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because newborn screening for these diseases is not widely adopted, and it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, a resurgence of COVID 19 infection rates may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact enrollment in our clinical trials.

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

In addition, the impact of COVID-19 has caused disruptions and may cause future delays in some of our clinical trials. Responses to resurgence of infection rates of COVID-19 by healthcare providers and regulatory agencies could delay the commencement of clinical trials, site initiation, protocol compliance, or the completion of clinical trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent.

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

We also rely on a third party to design, manufacture, obtain and maintain regulatory approval for companion diagnostic tests for ELEVIDYS. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostic tests could harm our business, possibly materially.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 and resurgences in infection rates have led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the spread of COVID-19 in such settings. These responses may be extended by the duration of the outbreak, periodic spikes in infection rates due to new strains of the virus, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. These actions have and may continue to negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

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
•
Clinical trials: The impact of COVID-19 has caused disruptions and may cause delays in some of our clinical trials. Missing data could undermine data integrity and probability of success. A resurgence of COVID-19 could delay the commencement of trials, site initiation, compliance in the trials, the completion of trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. Quarantines and other travel limitations (whether voluntary or required) were implemented in many countries during the pandemic, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, which may negatively impact the execution of clinical trials. Significant delays or disruptions to our clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, obtain or maintain regulatory approvals, or commercialize our product candidates.
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

We incurred an operating loss of $292.4 million for the nine months ended September 30, 2023. Our accumulated deficit was $4.5 billion as of September 30, 2023. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 31% in a single day or decreased as much as 37% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of September 30, 2023, there were approximately 93.5 million shares of common stock outstanding and outstanding awards to purchase 12.0 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2023, there were approximately 5.1 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.3 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.7 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 1, 2023	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)