Form 10-K
period 2023-12-31
Sarepta Therapeutics, Inc.
filed 2024-02-28
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2023, was approximately $10,681,685,915.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 93,855,410.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part II and Part III of this Annual Report on Form 10-K portions of its definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•
our expectation that our partnerships with manufacturers will support our clinical and commercial manufacturing capacity for our Duchenne muscular dystrophy ("Duchenne") gene therapy programs and Limb-girdle muscular dystrophy ("LGMD") programs, while also acting as a manufacturing platform for potential future gene therapy programs, and our belief that our current network of manufacturing partners is able to fulfill the requirements of our commercial plan;
•
our expectation that Aldevron LLC ("Aldevron") will provide Good Manufacturing Processes ("GMP")-grade plasmid for our LGMD programs, as well as plasmid source material for future gene therapy programs;
•
our plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved and evaluating relationships with suppliers;
•
estimated timelines and milestones for 2024 and beyond, including meeting with the U.S. Food and Drug Administration ("FDA") in the second half of 2024 with respect to SRP-5051, and the Efficacy Supplement review goal date of June 21, 2024 for ELEVIDYS;
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
•
our understanding that the FDA is not planning to hold an advisory committee meeting to discuss the supplement for ELEVIDYS;
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

•
the potential impact of an increase of the infection rates of COVID-19, or other similar pandemics, on our business, including our commercial sales, ongoing and planned clinical trials, manufacturing and operations;
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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

•
We are highly dependent on the commercial success of our products in the U.S. We may not be able to meet expectations with respect to sales of our products or maintain profitability and positive cash-flow from operations.
•
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
•
We have entered into multiple collaborations and strategic transactions, including our collaboration with F. Hoffman-La Roche Ltd ("Roche"), and may seek or engage in future collaborations, strategic alliances, acquisitions or licensing agreements that complement or expand our business. We may not be able to complete such transactions, and such transactions, if executed, may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•
Future sales of ELEVIDYS may decrease sales growth, or reduce sales, of EXONDYS 51, AMONDYS 45 and VYONDYS 53 (collectively, the "PMO Products"), which could negatively impact our operating results, including through potential inventory write-offs.
•
Failures or delays in the commencement or completion of ongoing and planned clinical trials of our product candidates could negatively impact commercialization efforts; result in increased costs; and delay, prevent or limit our ability to gain regulatory approval of product candidates and to generate revenues and continue our business.
•
Clinical development is lengthy and uncertain. Clinical trials of our novel gene therapy candidates may be delayed, including as a result of a resurgence in COVID-19, or other similar pandemics, infection rates, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our business.
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

•
We rely on third parties to conduct some aspects of our early stage research and pre-clinical and clinical development. The inadequate performance by or loss of any of these third parties could affect the development and commercialization of our product candidate development. The third parties we use in the manufacturing process for our products and product candidates may fail to comply with current good manufacturing practices ("cGMP") regulations.
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

•
Products intended for use in gene therapies are novel, complex and difficult to manufacture. We could experience production problems or inaccurately forecast demand, which could result in delays in our development or commercialization of other gene therapy programs, limit the supply of our product candidates or future approved products or otherwise harm our business.
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

To date, we have developed and commercialized the following four approved products for the treatment of Duchenne: EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), and ELEVIDYS. Each of these approved products, and the indications for which they have been approved for, is described under the heading "Our Commercial Products" in this Item 1.

Technology and Platforms

Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. The original phosphorodiamidate morpholino oligomer ("PMO") structure and variations of this structure that are so-called PMO-based (collectively “PMO-based”) are central to our proprietary chemistry platform. PMO technologies can be used to selectively up-regulate or down-regulate the production of a target protein through pre-mRNA splice alteration. PMO-based compounds have the potential to be designed to create more, less, or none of certain proteins, or produce analogues of endogenous proteins. This technology can be used to correct disease-causing genetic errors by inducing the targeted expression of novel proteins.

The PMO chemistry platform is highly adaptable, and we have developed next-generation PMO-based chemistries for advancing RNA-targeted therapeutics. These next-generation chemistries are specifically designed to enhance tissue targeting, intracellular delivery, target selectivity and drug potency. One of these novel technologies is based on cell-penetrating peptide-conjugated PMO (“PPMO”). The PPMO features covalent attachment of a cell-penetrating peptide to a PMO with the goal of enhanced delivery into the cell. Our most advanced PPMO product candidate is SRP-5051, which is designed to treat Duchenne in patients with genetic mutations amenable to exon 51 skipping. In pre-clinical research and clinical trials for SRP-5051, our proprietary class of PPMO compounds demonstrated an increase in dystrophin production and a more durable response compared to PMO. In addition, PPMO treatment in non-human primates resulted in high levels of exon-skipping in skeletal, cardiac and smooth muscle tissues. Pre-clinical trials and clinical trials for SRP-5051 also indicated that PPMOs may require less frequent dosing than PMOs, and that PPMOs could potentially be tailored to reach other organs beyond muscle.

As part of our multifaceted approach to Duchenne, we are also developing gene therapy technologies to treat Duchenne. Our gene therapy aims to express a smaller but still functional version of dystrophin. We use a unique adeno-associated virus (“AAV”) vector called AAVrh.74 to transport the transgene – the genetic material that will make the protein of interest – to the target cells. A unique, engineered dystrophin is used because naturally-occurring dystrophin is too large to fit in an AAV.

We are also developing gene therapy programs for various forms of LGMDs. Our most advanced LGMD product candidate, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. SRP-9003 utilizes the AAVrh.74 vector, the same vector used in ELEVIDYS.

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

AMONDYS 45. We launched AMONDYS 45 in 2021. AMONDYS 45 is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene. AMONDYS 45 has the potential to treat up to 8% of Duchenne patients who are amenable to exon 45 skipping.

We are conducting various clinical trials for EXONDYS 51, VYONDYS 53 AND AMONDYS 45, including studies that are required to comply with our post-marketing FDA requirements and commitments to verify and describe the clinical benefit of the three products.

ELEVIDYS. We launched ELEVIDYS in the second quarter of 2023. ELEVIDYS is an adeno-associated virus based gene therapy for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

We are conducting various clinical trials for ELEVIDYS and announced our submission of an efficacy supplement to the biologics license application ("BLA") for ELEVIDYS to expand its label indication to remove age and ambulatory restrictions from the approved indication on December 22, 2023. The FDA granted priority review with a review goal date of June 21, 2024. We also submitted our postmarketing requirement related to the Phase 3 SRP-9001-301 confirmatory study for ELEVIDYS requesting conversion from accelerated approval to traditional approval during December 2023.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded net revenues of $1,144.9 million, $843.8 million and $612.4 million, respectively, related to the sale of our products.

Our Pipeline – Key Programs

SRP-5051 (Duchenne PPMO program) uses our next-generation PPMO and our exon-skipping technology to skip exon 51 of the dystrophin gene.

In 2019, we commenced a multiple ascending dose study for the treatment of Duchenne with SRP-5051 in patients who are amenable to exon 51 skipping (“Study 5051-201”). In December 2020 and May 2021, we announced results from Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021. In August 2022, the FDA lifted the clinical hold placed on Study 5051-201 following a serious adverse event of hypomagnesemia. In January 2024, we announced results from Part B of Study 5051-2021. We plan to meet with FDA to discuss next steps in the second half of 2024.

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

A Phase 1/2a trial of SRP-9003 commenced in the fourth quarter of 2018. In February 2019, we announced two-month biopsy data from the first three-patient cohort dosed in the SRP-9003 trial, and in October 2019, we announced nine-month functional data from these three patients. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the in the high-dose cohort, and 18-month functional data from three clinical trial participants in the low-dose cohort. We also announced one-year functional data in the high-dose cohort and two-year functional data in the low-dose cohort in March 2021. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. In January 2024, we announced that we had begun screening in Study SRP-9003-301, a Phase 3, multi-national, open-label study of SRP-9003.

The chart below summarizes the status of our programs, including those with our strategic partners:

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) capabilities that allow manufacturing and testing of our products and product candidates to support both clinical development as well as commercialization. We continue to refine and optimize our manufacturing processes and test methods. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. We have also opened facilities over the past several years that significantly enhanced our internal research and development capabilities. However, we currently do not have internal Good Manufacturing Practices (“GMP”) manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

For our commercial Duchenne PMO program, we have worked with our existing CMOs to increase production capacity from mid-scale to large-scale. While there is a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of CMOs is able to fulfill these requirements, and is capable of expanding capacity as needed. Additionally, we have evaluated, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with relying on a limited number of suppliers for manufacturing.

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Thermo Fisher Scientific Inc. (“Thermo”), Catalent, Inc. (“Catalent”) and Aldevron LLC (“Aldevron”). We have adopted a hybrid development and manufacturing strategy in which we have built internal expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing, while closely partnering with experienced manufacturing partners to expedite development and commercialization of our gene therapy programs. We have secured manufacturing capacity at Thermo and Catalent to support our clinical and commercial manufacturing demand for ELEVIDYS and our LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical and commercial production and testing. Aldevron provides GMP-grade plasmid for ELEVIDYS and is expected to provide plasmid source material for our LGMD programs and future gene therapy programs.

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

The U.S. distribution model for ELEVIDYS employs multiple distribution partners that include third-party logistics providers, as well as a limited network of specialty pharmacy providers that provide the medication to hospitals for infusion.

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

The following descriptions of the terms of our material agreements is not complete and is qualified in their entirety by reference to the text of the agreements, copies of which are filed as exhibits to this Annual Report.

F. Hoffman-La Roche Ltd

License, Collaboration, and Option Agreement

On December 21, 2019, we entered into a license, collaboration, and option agreement (the “Collaboration Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) pursuant to which we granted Roche an exclusive license under certain of our intellectual property rights to develop, manufacture, and commercialize ELEVIDYS (SRP-9001) in all countries outside of the U.S. We retained all rights to SRP-9001 in the U.S. The transaction closed on February 4, 2020. We have entered into Amendments 1 through 14 to the Collaboration Agreement on: October 23, 2020, October 28, 2020, February 4, 2021, June 23, 2021, August 31, 2021, November 30, 2021, January 5, 2022, January 28, 2022, March 23, 2022, May 31, 2022, June 23, 2022, July 28, 2022, August 31, 2022 and October 31, 2022, respectively.

Also, under the terms of the Collaboration Agreement, Roche granted us a license to use certain of its intellectual property rights to perform development activities worldwide under a joint global development plan, commercialize ELEVIDYS in the U.S., and perform certain manufacturing and medical affairs activities worldwide. Such license is non-exclusive under Roche’s background intellectual property rights, exclusive in the U.S. under intellectual property rights developed by Roche under the Collaboration Agreement, and non-exclusive outside the U.S. under intellectual property rights developed by Roche under the Collaboration Agreement.

We intend to manufacture and supply ELEVIDYS in the relevant markets in which we have approval, or in the future receive approval.

Roche Options and Negotiation Rights

Pursuant to the Collaboration Agreement, we granted Roche an exclusive option to obtain an exclusive license to develop, manufacture and commercialize the following products outside of the U.S.: (i) certain exon-skipping products that target the dystrophin gene to induce exon skipping, including eteplirsen, golodirsen, casimersen and SRP-5051; (ii) certain gene therapy products other than ELEVIDYS that encode and directly express dystrophin or a derivative thereof; and (iii) certain gene-editing products that modify, repair, or activate an endogenous dysfunctional dystrophin gene. The products subject to Roche’s options are collectively referred to as the “Option Products.” Upon option exercise, the Option Product that is the subject of the option exercise will be included under the Collaboration Agreement as a product licensed to Roche subject to similar obligations, including with respect to development, manufacturing, commercialization, and cost-sharing as those that apply to ELEVIDYS.

Pursuant to the Collaboration Agreement, Roche has a right of first negotiation if we seek to grant a third-party license to commercialize ELEVIDYS in the U.S. Roche had a similar right of first negotiation with respect to our LGMDs products, but such right has expired.

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

Development

The parties will use commercially reasonable efforts to conduct development activities with respect to ELEVIDYS under the Collaboration Agreement pursuant to agreed-upon development plans. Subject to certain exceptions, we will perform all development activities directed to obtaining and maintaining, as applicable, regulatory approvals for ELEVIDYS in the U.S. and the EU, as set forth in a joint global development plan. Subject to certain exceptions, the parties will share the costs of the development activities under such joint global development plan. Roche will have sole responsibility to perform all development activities set forth in a territory-specific development plan for ELEVIDYS, including additional activities not set forth in the joint global development plan that are specifically directed to obtaining and maintaining regulatory approvals for ELEVIDYS outside of the U.S. Roche will be solely responsible for costs arising from the territory-specific development plan for ELEVIDYS.

Governance

Governing committees have been established to facilitate collaboration between the parties with respect to development, manufacturing, medical affairs, intellectual property protection, and commercialization of ELEVIDYS and any other licensed products.

Financial Terms

In consideration for the rights that we granted and for prepaid funding for development activities, in February 2020, Roche and Roche Finance Ltd, an affiliate of Roche (“Roche Finance”), together paid us an up-front payment of approximately $1.2 billion. Of the $1.2 billion cash received from Roche, (i) $312.1 million, net of issuance costs, was allocated to the approximately 2.5 million shares of our common stock issued to Roche based on the closing price when the shares were issued, (ii) $485.0 million was allocated to the option to purchase the Option Products, and (iii) $348.7 million was allocated to a single, combined performance obligation comprised of: (i) the license of IP relating to ELEVIDYS transferred to Roche, (ii) the related research and development services provided under the joint global development plan, (iii) the services provided to manufacture clinical supplies of ELEVIDYS, and (iv) our participation in a joint steering committee with Roche, because we determined that the license of IP and related activities were not capable of being distinct from one another. Additionally, we are eligible to receive up to $1.7 billion in development, regulatory and sales milestone payments with respect to ELEVIDYS.

In addition, the Collaboration Agreement provides that Roche will pay us royalties on net sales of SRP-9001, at a tiered royalty rate based on the average cost to manufacture ELEVIDYS.

In the event that Roche chooses to exercise its option with respect to one or more Option Products, we will be paid an option exercise fee upon each such exercise and the Option Products that are the subject of the option exercise will be subject to separate milestone payments and royalties on sales of such Option Product.

Term; Termination

Unless earlier terminated as described below, the Collaboration Agreement will continue with respect to ELEVIDYS or any Option Product for which Roche has exercised its option, on a product-by-product and country-by-country basis, until the end of the royalty term for such product in such country. The royalty term expires on the later of (a) twelve years after first commercial sale in such country, (b) loss of regulatory exclusivity in such country and (c) expiration of all valid claims of specific licensed patents in such country.

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

Roche may terminate the Collaboration Agreement if we fail to supply ELEVIDYS to Roche in accordance with the terms of the Collaboration Agreement and the supply agreements to be entered into between the parties. Roche may also terminate the Collaboration Agreement for convenience with extended advance notice, in its entirety or on a licensed product-by-licensed product and region-by-region basis.

Myonexus Therapeutics Inc.

In April 2019, we acquired Myonexus Therapeutics Inc. ("Myonexus"), a privately-held Delaware corporation, for $173.8 million pursuant to an exclusive warrant to purchase Myonexus that we purchased in May 2018 for an up-front payment of $60.0 million. As part of the consideration for the transaction, we are required to make contingent payments to the former shareholders of Myonexus upon achievement of a threshold amount of net sales of Myonexus products and the receipt and subsequent sale of a Priority Review Voucher ("PRV") with respect to a Myonexus product.

BioMarin Pharmaceutical Inc. (“BioMarin”)

License Agreement

On July 17, 2017, we executed a license agreement (as amended on April 14, 2019 and November 17, 2021, the “License Agreement”) with BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV (collectively, the “BioMarin Parties”), pursuant to which BioMarin Parties granted us a royalty-bearing, worldwide license under patent rights (“Licensed Patents”) and know-how (“Licensed Know-How”) controlled by the BioMarin Parties with respect to BioMarin’s Parties' Duchenne program, which are potentially necessary or useful for the treatment of Duchenne, to practice and exploit the Licensed Patents and Licensed Know-How in all fields of use and for all purposes, including to develop and commercialize antisense oligonucleotide products that target one or more exons of the dystrophin gene to induce exon skipping, including eteplirsen, golodirsen and casimersen (collectively, the “Products”).

The license granted to us by the BioMarin Parties is co-exclusive with the BioMarin Parties, with respect to the Licensed Patents, and is non-exclusive with respect to Licensed Know-How. Pursuant to the amendment to the License Agreement dated November 17, 2021 (the “2021 Amendment”), the BioMarin Parties exercised their rights to convert the exclusive license under the Licensed Patents to the current co-exclusive license.

Under the terms of the License Agreement, we were required to pay the BioMarin Parties an up-front payment of $15.0 million. Pursuant to the 2021 Amendment, the BioMarin Parties are eligible to receive up to $20.0 million from us per dystrophin gene exon (other than exon 51) targeted by one or more Products in specified regulatory milestones, as well as an additional $10.0 million milestone, payable following the regulatory approval of eteplirsen by the EMA. The BioMarin Parties were also eligible to receive through June 30, 2022 royalties segmented by specified geographic markets, in some jurisdictions dependent on the existence of a patent, ranging from 4% to 8% of net sales on a product-by-product and country-by-country basis. Beginning July 1, 2022, pursuant to the 2021 Amendment, the BioMarin Parties were eligible to receive royalties of 4% in the U.S. and 5% outside the U.S. of net sales of Products covered by a Licensed Patent on a product-by-product and country-by-country basis.

Milestones and royalties were payable with respect to the Products through June 30, 2022. Beginning July 1, 2022, pursuant to the 2021 Amendment, milestones and royalties are payable only with respect to the Products covered by a Licensed Patent. Beginning July 1, 2022, pursuant to the 2021 Amendment, the royalty term applicable to the Products covered by a Licensed Patent will expire upon March 31, 2024 in the U.S. and December 31, 2024 outside the U.S. The royalties for all Products covered by a

Licensed Patent are subject to reductions, including for generic competition and, under specified conditions, for a specified portion of payments that we may become required to pay under third-party license agreements, subject to a maximum royalty reduction.

Unless earlier terminated, the License Agreement will expire upon the expiration of the last-to-expire royalty term. Either party may terminate the License Agreement in the event of the other party’s uncured material breach. The BioMarin Parties may also terminate the License Agreement on a Licensed Patent-by-Licensed Patent basis under specified circumstances relating to patent challenges by us.

Settlement Agreement

On July 17, 2017, Sarepta and The University of Western Australia (“UWA”) on the one hand, and the BioMarin Parties and Academisch Ziekenhuis Leiden (“AZL”) on the other hand (collectively, the “Settlement Parties”), executed a Settlement Agreement (the "Settlement Agreement") pursuant to which all legal actions in the U.S. and certain legal actions in Europe (the “Actions”) would be stopped or withdrawn as between the Settlement Parties. Specifically, the terms of the Settlement Agreement required that existing efforts pursuing ongoing litigation and opposition proceedings would be stopped as between the Settlement Parties, and the Settlement Parties would cooperate to withdraw the Actions before the European Patent Office (except for actions involving third parties), the U.S. Patent and Trademark Office (“USPTO”), the U.S. Court of Appeals for the Federal Circuit and the High Court of Justice of England and Wales, except for the cross-appeal of the Interlocutory Decision of the Opposition Division dated April 15, 2013 of the European Patent Office of EP 1619249B1 in which Sarepta agreed to withdraw its appeal and the BioMarin Parties/AZL agreed to continue with its appeal with Sarepta having oversight of the continued appeal by the BioMarin Parties/AZL.

Additionally, under the terms of the Settlement Agreement, the Settlement Parties agreed to release each other and the customers, end-users, agents, suppliers, distributors, resellers, contractors, consultants, services and partners of Sarepta or the BioMarin Parties (as applicable) from claims and damages related to (i) the patent rights controlled by the releasing party that are involved in the Actions, (ii) with respect to Sarepta and UWA, its patent rights related to the patent rights involved in the Actions, and (iii) with respect to the BioMarin Parties and AZL, all of the Licensed Patents and Licensed Know-How.

Under the terms of the Settlement Agreement, we made an up-front payment of $20.0 million to the BioMarin Parties.

University of Western Australia

In April 2013, we entered into an agreement with UWA under which an existing exclusive license agreement between the two parties was amended and restated and, in June 2016, we entered into the first amendment to the license agreement (the “UWA License Agreement”). The UWA License Agreement grants us specific rights to compounds for the treatment of Duchenne by inducing exon skipping. EXONDYS 51, VYONDYS 53 and AMONDYS 45 fall under the scope of the license agreement. Under the UWA License Agreement, we are required to make payments of up to $6.0 million in the aggregate to UWA based on the successful achievement of certain development and regulatory milestones relating to EXONDYS 51, VYONDYS 53, AMONDYS 45 and up to three additional product candidates. As of December 31, 2023, $4.2 million of the $6.0 million development and regulatory milestone payments had been made. We are also obligated to make payments to UWA of up to $20.0 million upon the achievement of certain sales milestones. Additionally, we are required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the UWA License Agreement.

Currently, the latest date on which an issued patent covered by the UWA License Agreement expires is November 2030 (excluding any patent term extension, supplemental protection certificate or pediatric extensions that may be available); however, patents granted from pending patent applications could result in a later expiration date.

Catalent Maryland, Inc.

Catalent Supply Agreement

On November 28, 2022, we entered into an amended and restated product manufacturing and supply agreement with Catalent Maryland, Inc. (“Catalent”, and such agreement, as amended on November 28, 2022,the “Catalent Supply Agreement”). Under the Catalent Supply Agreement, Catalent has agreed, to manufacture and supply ELEVIDYS™ delandistrogene moxeparvovec-rokl, our micro-dystrophin gene therapy drug targeting Duchenne muscular dystrophy. Catalent is responsible for the operation of dedicated clean room suites for the manufacture of our ELEVIDYS product subject to Sarepta placing minimum annual orders. Catalent may not develop or manufacture products that compete with our ELEVIDYS product.

Supply Terms and Quality Assurance

The Catalent Supply Agreement contains customary supply terms, including requirements for forecasting, purchase orders, product specifications, batch testing and review procedures, price, payment terms, delivery mechanics and product insurance. In addition, it contains, a grant to Catalent of certain limited license rights of our intellectual property in connection with Catalent’s performance of services under the Catalent Supply Agreement, certain indemnification rights in favor of both parties, and limitations of liability. We and Catalent have also entered into a quality agreement, pursuant to which Catalent will conduct certain quality assurance, testing, characterization, stability and other quality control procedures in connection with the manufacture and supply of our ELEVIDYS product under the Catalent Supply Agreement.

Financial Terms

Upon receipt of a purchase order from us, Catalent will manufacture our ELEVIDYS product in accordance with the terms of the Catalent Supply Agreement, the then-current quality agreement and any applicable laws in exchange for the batch price specified in the Catalent Supply Agreement, which may be increased annually for industry standard cost increases. We may maintain dedicated clean rooms by placing specified annual minimum orders.

We are obligated to meet certain minimum annual thresholds with respect to orders of batches of our ELEVIDYS product to maintain dedicated manufacturing space, and, if we do not release the dedicated manufacturing space, we may be obligated to make certain payments to Catalent to the extent we do not meet such thresholds.

Term; Termination

Unless earlier terminated as described below, the Catalent Supply Agreement will continue with respect to the manufacture and supply of our ELEVIDYS product until December 31, 2028.

Either party may terminate the Catalent Supply Agreement for the other party’s material breach, if such breach is not cured within a specified cure period, and in the event that the other party files a petition in bankruptcy, insolvency, or for reorganization or similar arrangement for the benefit of creditors, in the event the other party is served with an involuntary petition against it in any insolvency proceeding and such involuntary petition has not been stayed or dismissed within a specified timeframe, or in the event that the other party makes an assignment of substantially all of its assets for the benefit of creditors.

We may also terminate the Catalent Supply Agreement in the event of certain delivery or supply failures, involuntary market withdrawals, material safety risks, a change of control by Catalent without our prior written consent, or certain patent disputes, among other things.

There can be no assurance that we will be able to continue our present arrangement with Catalent. Our dependence upon our arrangement with Catalent for the supply and manufacture of our ELEVIDYS product could adversely affect our ability to manufacture and deliver our ELEVIDYS product on a timely and competitive basis. See “Risk Factors— Risks Related to Manufacturing.”

Nationwide Children’s Hospital

On October 8, 2018, we entered into an exclusive license agreement (as amended on May 19, 2019 and July 11, 2023, the “License Agreement”) with Nationwide Children’s Hospital (“Nationwide”) pursuant to which we acquired an exclusive license under certain intellectual property rights to develop, manufacture and commercialize ELEVIDYS in all countries. We entered into Amendment 1 and Amendment 2 to the License Agreement on May 29, 2019 and July 11, 2023, respectively.

In consideration for the rights that Nationwide granted to us, we made an up-front payment and are obligated to make payments to Nationwide upon the achievement of certain development and sales milestones with respect to ELEVIDYS. In addition, we are required to pay a low-single-digit percentage royalty on net sales of ELEVIDYS, as well as a tiered percentage of remuneration we receive in connection with any sublicenses we grant. Unless earlier terminated, the License Agreement will expire upon the expiration of the last-to-expire royalty period. Either party may terminate the License Agreement in the event of the other party’s uncured material breach. Nationwide may also terminate the License Agreement under specified circumstances if we pursue litigation against Nationwide.

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

Currently, U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest regular application was filed. In some countries, the patent term may be extended to recapture a portion of the term lost during regulatory review of the claimed therapeutic. For example, in the U.S., under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, a patent that covers an FDA-approved drug may be eligible for patent term extension (for up to five years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process. In the U.S., only one patent may be extended for any product based on FDA delay. In addition to patent term extension, patents in the U.S. may be granted additional term due to delays at the USPTO during prosecution of a patent application. We actively strive to maximize the potential for patent protection for our products and product candidates in accordance with the law.

Key Patents & Regulatory Exclusivities

Our products, product candidates and our technologies are primarily protected by composition of matter and methods of use patents and patent applications. Below we provide a summary of granted US and European composition of matter or method of use patents that relate to our marketed products and that we either: (1) solely or with another party own or control, or (2) exclusively license. To the extent the product indicated above the tables that immediately follow the name of such product is covered by a patent that is licensed to Sarepta, we may owe milestones and/or royalties to the indicated licensor in connection with the development and/or commercial sale of the product.

The various types of regulatory exclusivity for which our products have been granted and our product candidates are anticipated to be eligible to receive are generally discussed below, under ‘Government Regulation’ – ‘Data and Market Exclusivities’ and ‘Orphan Drug Designation and Exclusivity’.

Delandistrogene moxeparvovec-rokl

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor (if not Sarepta)
11,723,986	United States	Composition of Matter	September 26, 2037	Nationwide

In connection with its FDA approval on June 22, 2023, the FDA granted ELEVIDYS (delandistrogene moxeparvovec-rokl) data exclusivity until June 22, 2035, and Orphan Drug Exclusivity until June 22, 2030.

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

In addition to the foregoing composition of matter and method of use patents, we have rights to patent applications in the U.S. and in major foreign markets that, if granted, would provide additional protection for our products covered therein. These patents, and patent applications, if granted, would expire at various future dates and protection may be further extended by patent term extension, patent term adjustment, supplemental protection certificate or pediatric extensions that may be available.

Trademarks

Our trademarks are important to us and are generally filed to protect our corporate brand, our products and platform technologies. We typically file trademark applications and pursue their registration in the U.S., Europe and other markets in which we anticipate using such trademarks. We are the owner of multiple federal trademark registrations in the U.S. including, but not limited to, Sarepta, Sarepta Therapeutics, the double-helix logo, ELEVIDYS, EXONDYS, EXONDYS 51, the EXONDYS 51 Logo, VYONDYS, VYONDYS 53, the VYONDYS 53 Logo, AMONDYS, AMONDYS 45, and the AMONDYS 45 Logo. In addition, we have multiple pending trademark applications and registrations in the U.S. and in major foreign markets. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

Government Regulation

The research, development, testing, manufacturing, labeling, advertising, promotion, distribution, packaging, storage, exportation and marketing of our products are subject to extensive regulation by governmental authorities in the U.S. and in other countries. In the U.S., the FDA, under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and their implementing regulations, regulates pharmaceutical products. Failure to comply with applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending marketing applications, withdrawal of approval of approved products, warning letters, untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, civil penalties and/or criminal prosecution.

U.S. Drug Approval Process

To obtain FDA approval of a product candidate, we must, among other things, submit clinical data providing substantial evidence of safety and efficacy of the product candidate for its intended use, as well as detailed information on product composition, its manufacture and controls and proposed labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our products.

The steps required before a drug may be approved for marketing in the U.S. generally include the following:

•
completion of pre-clinical laboratory tests and animal toxicity testing, including studies conducted in accordance with good laboratory practice requirements;
•
submission of an investigational new drug ("IND") for conducting human clinical testing to the FDA, which must become effective before human clinical trials commence;
•
approval by an Institutional Review Board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice ("GCP")_ requirements and other clinical trial-related regulations to establish the safety and efficacy of the drug product for each indication, including controlled studies or comparison of treated group from clinical trials to data from natural history data or studies;
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

Clinical trials involve the administration of the product candidate to healthy volunteers or patient participants under the supervision of a qualified principal investigator. Clinical trials are conducted under protocols detailing the objectives of the study, the administration of the investigational product, subject selection and exclusion criteria, study procedures, parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as a submission to the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s GCP requirements and federal and state laws and regulations protecting study subjects. Further, each clinical trial must be reviewed and approved by the IRB at or servicing each institution in which the clinical trial will be conducted. The IRB will consider, among other things, rationale for conducting the trial, clinical trial design, participant informed consent, ethical factors, the safety and rights of human subjects and the possible liability of the institution. The FDA can temporarily or permanently halt a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The IRB may also require the clinical trial at a particular site be halted, either temporarily or permanently, for failure to comply with GCP or the IRB’s requirements, or may impose other conditions.

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

A company seeking marketing approval for a new drug in the U.S. must submit the results of the pre-clinical and clinical trials to the FDA in the form of a marketing application, together with, among other things, detailed information on the manufacture and composition of the product candidate and proposed labeling, including payment of a user fee for FDA review of the application. The user fee is waived for an application for a product intended to treat an Orphan Indication. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug, or the safety, purity and potency of the investigational biologic, to the satisfaction of the FDA. FDA approval of a marketing application must be obtained before a drug or biologic may be marketed in the U.S.

The FDA assesses all submitted marketing applications for completeness before it accepts them for filing. In some cases, the FDA may request additional information before accepting a marketing application for filing. The FDA makes a decision on accepting a marketing application for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. The FDA may refuse to file any marketing application that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the marketing application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the marketing application. Applications receive either standard or priority review. Under the current goals mandated under the Prescription Drug User Fee Act (the “PDUFA”), the FDA has ten months in which to complete its initial review of a standard marketing application and respond to the applicant, and six months for a priority marketing application. The FDA does not always meet its PDUFA goal dates for standard or priority marketing applications. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the marketing application sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. Though the FDA is not bound by such recommendations, it considers them carefully when making decisions. If the FDA’s evaluations of the marketing application and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter. If the FDA finds deficiencies in the marketing application, it may issue a complete response letter ("CRL"), which defines the conditions that must be met in order to secure final approval of the marketing application. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA. Resubmissions by the marketing application sponsor in response to a CRL trigger new review periods of varying length (typically two to six months) based on the content of the resubmission. If the FDA’s evaluation of the marketing application and the commercial manufacturing procedures and facilities is not favorable, the FDA may not approve the marketing application.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, the FDA may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety or efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a risk evaluation and mitigation strategy (“REMS”), which can materially affect the potential market and profitability of the product. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Foreign Regulatory Requirements

In 2018, the Committee for Medicinal Products for Human Use (“CHMP”) within the EMA confirmed its negative opinion for eteplirsen, and the European Commission ("EC") adopted the CHMP opinion.

As of the date of this Annual Report, EXONDYS 51, has been approved for sale and marketing in the U.S., Israel and Kuwait, AMONDYS 45 has been approved for sale and marketing in the U.S. and Kuwait, and VYONDYS 53 and ELEVIDYS have only been approved for sale and marketing in the U.S

Thus, in addition to regulations in the U.S., our business is subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Irrespective of whether it concerns an FDA approved or investigational drug, the commencement of clinical trials and the subsequent marketing of a drug product in foreign countries are subject to preliminary approvals from the corresponding regulatory authorities of such countries. For example, the conduct of clinical trials in the EU is governed by the Clinical Trials Regulation (EU) No 536/2014 (the "CTR") and the principles and guidelines on GCP.

In April 2014, the EU adopted the CTR, which is now in application. The CTR requires a clinical trial sponsor to obtain a clinical trial authorization (“CTA”) from the national competent authority (“NCA”) of each European Union member state in which the clinical trial is to be conducted. Furthermore, the sponsor can only start a clinical trial at a specific study site after the local research ethics committee (“REC”) has issued a favorable opinion.

Subject to the transition arrangement referenced below, a sponsor must submit a single application for a CTA, through a centralized EU clinical trials portal, the Clinical Trials Information System (“CTIS”). One NCA (the reporting EU member state selected by the sponsor) takes the lead in validating and evaluating the application, as well as consulting and coordinating with the other concerned member states in which the clinical trial is to be conducted. If an application is rejected, it may be amended and resubmitted through CTIS. A concerned member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in that member state.

The CTR foresees a three-year transition period. As of January 31, 2023, all new CTAs had to be submitted via CTIS and made pursuant to the CTR. By January 31, 2025, all clinical trials that are still ongoing and that were authorized under the Directive 2001/20/EC (which was replaced by the CTR), must be transitioned to the new regime.

In order to obtain marketing authorization for a medicinal product in the EU, applicants are required to submit a marketing authorization (“MA”) application ("MAA") to either (a) the NCAs of the EU member states of interest (through the decentralized, mutual recognition, or national procedures) or (b) the EMA (through the centralized authorization procedure). Irrespective of the procedure, applicants are required to demonstrate the quality, safety and efficacy of the medicinal product in the application for MA, which implies the requirement to conduct human clinical trials to generate the necessary clinical data.

Regulation (EC) No 726/2004 of the European Parliament and of the Council lays down the rules applicable to the centralized procedure for the authorization of medicinal products. The centralized procedure allows pharmaceutical companies to submit a single MAA to the EMA, which, if successful, results in a single MA to market the medicinal product throughout the entire EU and Iceland, Liechtenstein and Norway (collectively, the “EEA”). Approval via the centralized procedure is a two-step process whereby the CHMP first evaluates the MAA and issues an opinion on whether the medicinal product may be authorized or not (step 1). The CHMP opinion is subsequently sent to the EC, which takes a legally binding decision to grant a MA (step 2). The MA is valid throughout the EEA and is automatically recognized in Iceland, Lichtenstein and Norway. This allows the MA holder to market the medicine and make it available throughout the entire EEA. The timeframe for the first step of the centralized procedure (evaluation by the CHMP) opinion is 210 days from receipt of a valid application. However, the actual time needed to complete this first step is generally longer than the 210 days, since procedural clock stops are required in order for the applicant to respond to additional requests for information by the CHMP. Following a positive CHMP opinion, the EC has 67 days to issue its decision to grant the MA or not.

Accelerated evaluation of the MAA under the centralized procedure is possible in exceptional cases, following a justified request from the applicant, when a medicinal product is of major interest for public health, particularly from the point of view of therapeutic innovation. The CHMP determines what constitutes a major public interest on a case-by-case basis. If the applicant provides sufficient justification for an accelerated assessment, the CHMP can reduce the timeframe for review of a MAA to 150 days, excluding a limited procedural clock-stop. The timeframe for the EC to issue its decision remains unaltered.

In relation to the EEA, Article 3 of Regulation (EC) No 726/2004 defines in which cases the centralized application procedure must (mandatory scope) or may (optional scope) be followed. The centralized procedure is mandatory for certain types of medicinal products, including those developed using a biotechnological process (such as recombinant DNA technology, controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes, including transformed mammalian cells, hybridoma and monoclonal antibody methods), orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, diabetes, auto-immune and other immune dysfunctions, viral diseases and neurodegenerative diseases biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products. For medicinal products that do not fall under any of the aforementioned categories, a submission via the centralized procedure is possible, provided that it concerns (i) a new active substance or (ii) product that can demonstrate a significant therapeutic, scientific or technical innovation and for which approval would be in the interest of public health. Given the foregoing, our portfolio of innovative orphan products for neurodegenerative diseases is subject to the mandatory centralized procedure.

Similar to the U.S., MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the national competent authorities of the EU Member States. This oversight applies both before and after the granting of manufacturing and MAs. It includes compliance with EU GMP and GDP rules in relation to such activities as distribution, importing and exporting of medicinal products, rules governing conduct of pharmacovigilance (including good pharmacovigilance practices) and requirements governing advertising, promotion and sale of medicinal products.

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

In the U.S., the FDA will generally grant an NCE that is the subject of an NDA with five years of regulatory data exclusivity, during which time a competitor generally may not submit an application to the FDA based on a sponsor’s clinical data. A competitor, however, may file an Abbreviated New Drug Application (“ANDA”) seeking approval of a generic drug four years from the date of approval of the innovative product if it is accompanied by a so-called Paragraph IV certification. FDA will also grant three years of exclusivity for an NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent for other conditions of use. For a newly approved biologic that is the subject of a BLA, the FDA will generally grant 12 years of market exclusivity, during which time a competitor may not market the same drug for the same indication.

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

In relation to the EEA, innovative medicinal products which have been authorized on the basis of a complete independent data package consisting of quality, preclinical testing results and clinical trial data, benefit from an eight-year period of data exclusivity and a ten-year period of marketing protection/exclusivity. During the data exclusivity period, applicants for approval of generics of these innovative products cannot reference or rely upon data contained in the MA dossier submitted for the innovative medicinal product. During the marketing protection period, even if the generic product is approved, it cannot be placed on the market until the full ten-year period of market protection has elapsed from the initial authorization of the reference medicinal product. The marketing protection period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

In the EEA, all applications for MA for new medicines must include the results of studies as described in an agreed pediatric investigation plan (“PIP”) aimed at ensuring that the necessary data are obtained through studies in children, unless the medicine is exempt because of a deferral or waiver. PIPs are agreed with the EMA’s Pediatric Committee. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. Deferrals allow an applicant to delay development of the medicine in children until, for instance, there is enough information to demonstrate its effectiveness and safety in adults. Waivers, on the other hand, may be granted when the development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the adult population or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a MA with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval). In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, on September 30, 2021, the U.S. Court of Appeals for the 11th Circuit issued a decision in Catalyst Pharms., Inc. v. Becerra holding that the scope of orphan drug exclusivity must align with the disease or condition for which the product received orphan designation, even if the product’s approval was for a narrower use or indication. The FDA announced on January 24, 2023 that despite the Catalyst decision, it will continue to apply its longstanding regulations, which tie the scope of orphan exclusivity to the uses or indications for which the drug is approved, rather than to the designation. The FDA’s application of its orphan drug regulations post-Catalyst could be the subject of future legislation or to further challenges in court, and it remains to be seen how this decision affects orphan drug exclusivity going forward. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of orphan exclusivity for the drug. Competitors may receive approval of different drugs or biologics for the indications for which a prior approved orphan drug has exclusivity.

Pharmaceutical companies can apply for their product to be designated as an orphan medicine; such applications must be submitted prior to submitting a MAA. In the EU, applications for orphan designation are evaluated by the EMA’s Committee for Orphan Medicinal Products (“COMP”) in accordance with Regulation (EC) No 141/2000. In order to qualify as an orphan medicine, the medicinal product must be intended to diagnose, prevent or treat a condition that is life-threatening or chronically debilitating, with a prevalence of no more than 5 in 10,000 people in the EU or for which it is unlikely that the development of the medicine would generate sufficient returns to justify the investment needed for its development. In addition, the sponsor is required to demonstrate that no satisfactory method of diagnosis, prevention or treatment of the condition has been authorized in the EU or, if such method exists, the medicinal product is of significant benefit to those affected by the condition as compared to approved methods. The COMP is required to re-assess the granted orphan designation at the time of MA grant to ensure that it continues to meet the criteria for the designation to be maintained. Otherwise, the orphan designation can be revoked. The benefits of being granted orphan designation are significant, including up to ten years of market exclusivity. During this ten-year period, the EMA may not accept a MAA for a similar medicinal product for the same therapeutic indication as the approved orphan medicinal product. Pursuant to Regulation (EC) 1901/2006 on medicinal products for pediatric use, and as mentioned above, the ten-year orphan market exclusivity can be extended to a maximum period of 12 years upon the satisfactory completion of all the studies of the agreed PIP with the pediatric study results reflected in the summary of product characteristics. We have been granted orphan drug designation for eteplirsen in the EU.

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

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of, a particular drug that is payable by a federal health care program, including Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. Violations of the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal fines and penalties of up to $120,816 per violation and three times the amount of the unlawful remuneration. A claim arising from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the FCA. A new federal anti-kickback statute enacted in 2018 prohibits certain payments related to referrals of patients to certain providers (such as clinical laboratories) and applies to services reimbursed by private health plans as well as government health care programs.

Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). False or fraudulent claims for purposes of the FCA carry fines and civil penalties for violations ranging from $13,508 to $27,018 for each false claim, plus up to three times the amount of damages sustained by the federal government and may provide the basis for exclusion from federally funded healthcare programs. There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal Civil Monetary Penalty Law, the HHS Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. A federal healthcare fraud statute prohibits the knowing and willful execution, or attempt to execute, a scheme to defraud a health care benefit program, including private health plans, or obtain, through false or fraudulent pretenses, money or property owned by, or under the custody or control of, such a health care benefit program.

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

Similar to the Anti-Kickback Statue in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU member states, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. Further, Directive 2001/83/EC, which governs medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. Given the broad scope of these laws, our activities could be subject to scrutiny under the laws. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.

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

Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. For example, the California Consumer Privacy Act as amended and expanded by the California Privacy Rights Act (together, the “CPA”), gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose copies of personal information collected and delete a consumer’s personal information and requires covered companies to provide notice to California consumers regarding their data processing activities. The CPA places limitations on a covered company’s ability to sell personal information and share it for purposes of cross-context behavioral advertising. Similar laws are in operation or have been adopted in eleven other states.

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data relating to EEA citizens or in the context of the activities of an establishment in the EEA is subject to the General Data Protection Regulation (the “GDPR”). The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the EC to lack an adequate level of data protection, such as the U.S. Similar rules and requirements are applicable in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (together, the “UK GDPR”). If our or our partners’ or service providers’ privacy or data security measures fail to comply with the requirements of the GDPR or UK GDPR, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to EURO 20 million (£17.5 million in the U.K.) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

Medicare. Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over, disabled individuals and individuals with certain conditions. Our products are eligible for reimbursement under Medicare Part B. Medicare Part B generally covers drugs that are usually administered by physicians or other clinicians. Medicare Part B pays for such drugs under a payment methodology based on the average sales price of the drugs. Reimbursement levels and reimbursement methodologies have come under scrutiny and may be subject to change. See “Government Regulation – Healthcare and Other Reform.” The Centers for Medicare & Medicaid Services (“CMS”) are also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates for some manufacturers’ drugs.

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

Beyond the Healthcare Reform Act, there have been ongoing healthcare reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). Subsequent to the enactment of the IRA, in 2022, the Biden Administration released an executive order directing the Department of Health and Human Services (“HHS”) to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility, and improve quality of care, models are currently still in development. One of the models proposed that states could allow CMS to structure and administer multi-state outcomes-based arrangements in Medicaid with manufacturers of cell and gene therapy.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the Healthcare Reform Act, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the Healthcare Reform Act. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

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

Third Party Reimbursement and Pricing outside the U.S.

We currently have two products approved for marketing outside the U.S. EXONDYS 51 has been approved for marketing in the U.S., Israel and Kuwait and AMONDYS 45 has been approved for marketing in the U.S. and Kuwait. We may need to conduct long-term pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products.

In the EU and certain other territories, price controls and Health Technology Assessments for new, highly priced medicines are expected, and in some cases, mandated. Criteria such as cost-effectiveness, cost per quality-adjusted life year, budget impact, or others, in addition to the clinical benefit, are often required to demonstrate added value or benefit of a drug and vary by country.

EU member states may approve a specific price for a product, by, for example, international reference pricing, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance on prescribing criteria to physicians, having an effect on restricting prescriptions or usage. Recently, many countries in the EU have decided to apply significant discounts to prices of pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures. Political, economic and regulatory developments may further complicate pricing negotiations. Third party reimbursement limits may reduce the demand for our products. The pace of the application process in some countries could also delay commercial product launches. Gaining acceptance of our product pipeline and economically viable reimbursement terms in the EU and other markets will require strong education and awareness efforts around Duchenne as well as strong data supporting its effectiveness and cost-effectiveness. In particular, certain countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies in order to obtain reimbursement or pricing approval. Parallel trade, i.e., arbitrage between low-priced and high-priced EU member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

EXONDYS 51, VYONDYS 53 and AMONDYS 45 were the first three disease modifying therapeutics approved by the FDA for the treatment of Duchenne for patients with a confirmed mutation that is amenable to exon 51 skipping, exon 53 skipping or exon 45 skipping, respectively. ELEVIDYS was the first gene therapy approved for the treatment of patients aged 4 through 5 years with Duchenne with a confirmed mutation in the Duchenne gene. However, in the field of Duchenne alone, these products and those in our pipeline face a variety of competitors who either have FDA approval or are being clinically developed for the treatment of Duchenne. For example, Nippon Shinyaku Co. Ltd. (“Nippon”) announced on August 13, 2020 that the FDA approved VILTEPSO (viltolarsen) injection for patients with Duchenne who are amenable to exon 53 skipping therapy. On March 25, 2020, Nippon announced that the Japanese Ministry of Health, Labor, and Welfare approved Viltepso Intravenous Infusion 250 mg (viltolarsen) for the treatment of patients with Duchenne who are amendable to exon 53 skipping therapy making it the first non-steroidal treatment for Duchenne approved in Japan. Nippon has announced plans to pursue global registration for viltolarsen. Beyond Viltolarsen, Nippon is developing NS-089 and NS-050 for the treatment of patients living with Duchenne Muscular Dystrophy that have mutations amenable to exons 44 and 50, respectively.

In addition, there are many companies who have announced clinical development plans for the treatment of Duchenne, including the following:

•
Wave Life Sciences (“Wave”) announced in December 2023 that it initiated dosing in a Phase 2 potentially registrational, open-label clinical trial evaluating WVE-N531, its exon 53 skipping product candidate.
•
Daiichi Sankyo (“Daiichi”) announced a Phase 1/2 clinical trial conducted in Japan for its exon 45 skipping oligonucleotide candidate, DS-5141b. In April 2018, Daiichi announced top-line results of the Phase 1/2 clinical trial of DS-5141 and that Daiichi will continue to develop DS-5141b. Daiichi is sponsoring a Phase 2 clinical trial of DS-5141b.
•
Pfizer Inc. (“Pfizer”), presented initial Phase 1b clinical data for its AAV-9 / mini-dystrophin gene transfer product candidate for Duchenne, PF-06939926/BMB-D0016, in June 2019. In January 2021, Pfizer announced the first dose of its

Phase 3 CIFFREO study that will evaluate the efficacy and safety of PF-06939926 in boys with Duchenne. The Phase 3 trial is ongoing.
•
Dyne Therapeutics is in clinical trials for Dyne-251 for the treatment of patients living with Duchenne that have mutations amenable to exon 51 skipping.
•
Avidity Biosciences, Inc. is in clinical trials for AOC 1044 for the treatment of patients living with Duchenne that have mutations amenable to exon 44 skipping.
•
PepGen is in clinical trials for PGN-ED051 for the treatment of patients living with Duchenne that have mutations amenable to exon 51.
•
Entrada Therapeutics is in clinical trials for ENTR-601-44 for the treatment of patients living with Duchenne that have mutations amenable to exon 44.
•
Regenxbio is in clinical trials for RGX-202 for the treatment of patients living with Duchenne.

There are several companies in addition to those mentioned above that are pursuing disease modifying programs for Duchenne that are at the pre-clinical stage or clinical stage. For example, Solid Biosciences filed an IND for SGT-003 for the treatment of patients living with Duchenne. These companies are pursuing oligonucleotides, gene transfer therapy or gene editing. Other companies continue to pursue development and approval of products for the treatment of Duchenne and their products may or may not prove to be safer and/or more efficacious than the products and product candidates in our Duchenne pipeline. Regarding any of these competitors, it is unknown if clinical development of these or other compounds is planned or would be continued.

Additionally, companies have product candidates with mechanisms of action distinct from ours in different stages of development or approval in Duchenne which we believe could be seen as complementary to exon skipping and not a direct replacement of our products or product candidates at this time. We also believe that other biotechnology and pharmaceutical companies share a focus on RNA-targeted, gene therapy and gene editing drug discovery and development.

Several companies and institutions have also entered into collaborations or other agreements for the development of product candidates, including, but not limited to, gene therapy, gene editing, RNA, small molecule, cell therapy or antibody therapeutics that are potential competitors to therapies being developed by us in the muscular dystrophy, neuromuscular, CNS and rare disease space.

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

General Information. As of December 31, 2023, we had 1,314 employees globally, 659 of whom hold advanced degrees. Of these employees, 877 are engaged directly in research and development activities and 437 are in selling and general and administration. Our voluntary employee turnover rate for 2023 was 3.39%. None of our employees in the U.S. are covered by collective bargaining agreements and we consider relations with our employees to be good.

Equity, diversity, and inclusion. We promote diversity, inclusion and equity across the organization. In the area of gender diversity, representation of women has increased over the past several years: in 2020 women made up 55% of our workforce, and in 2021, this percentage increased to 56%. As of December 31, 2022 and 2023, women made up 57% of our workforce. The number of women in leadership positions has also increased over time. In 2020, women represented 47% of the leadership positions at the

Director level and above. This percentage increased to 48% in 2021,and 52% in each of 2022 and 2023. In addition, as of December 31, 2023, women held 25% of the seats of our Board of Directors, including the Chair of the Board.

Racial and ethnic diversity has also increased in the past few years, from 30% of our workforce being racially/ethnically diverse in 2020 and 2021, and 34% in 2022 and 2023.

As of December 31, 2023, 63% of our Executive Committee, which represents the most senior leadership positions in the Company, is diverse based on gender and ethnicity.

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

While we achieve revenue from our products in the U.S. and through distribution of our products through our EAP outside the U.S., we may incur operating losses in the near term associated with our ongoing operations, research and development activities and potential business development activities. For more information about our revenues and operating losses, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2023, we had approximately $1,691.8 million of cash, cash equivalents, restricted cash and investments, consisting of $428.4 million of cash and cash equivalents, $1,247.8 million of short-term investments and $15.6 million of long-term restricted cash. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next 12 months. In addition to pursuing additional cash resources through public or private financings, we may also seek to enter into contracts, including collaborations or licensing agreements with respect to our technologies, with third parties, including government entities.

Where You Can Find Additional Information

We make available free of charge through our corporate website, www.sarepta.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by submitting a written request via mail to Investor Relations, Sarepta Therapeutics, Inc., 215 First Street, Suite 415, Cambridge, MA 02142 or by e-mail to investorrelations@sarepta.com. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with the SEC at www.sec.gov.

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

Risks Related to Our Business

We are highly dependent on the commercial success of our products in the U.S. We may not be able to meet expectations with respect to sales of our products or maintain profitability and positive cash-flow from operations.

The FDA granted accelerated approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS, respectively, as therapeutic treatments for Duchenne in patients who have a confirmed mutation in the dystrophin gene that is amenable to exon 51, exon 53, exon 45 skipping, and ambulatory pediatric patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene, respectively. EXONDYS 51 has been approved for marketing in the U.S., Israel and Kuwait, AMONDYS 45 in the U.S. and Kuwait, and VYONDYS 53 and ELEVIDYS have been approved for marketing only in the U.S. Our commercial PMO products are also available in additional countries through our EAP. The commercial success of our products continues to depend on, and the commercial success of any future products would depend on, a number of factors attributable to one of our products or the products of our competitors, including, but not limited to:

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

We experience significant fluctuations in sales of our products from period to period and, ultimately, we may never generate sufficient revenues from our products to maintain profitability or sustain our anticipated levels of operations.

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

In some foreign countries, particularly Canada and the countries of Europe, Latin America and Asia Pacific, the pricing and reimbursement of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities can take 12 to 24 months or longer after the receipt of regulatory approval and product launch. In order to obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to collect additional data, including conducting additional studies. Furthermore, several countries around the world have implemented government measures to either freeze or reduce pricing of pharmaceutical products. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. In addition, many foreign countries reference to other countries’ official public list price, hence an unsatisfactory price level in one country could consequently impinge negatively upon overall revenue.

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

The U.S. government and individual states continue to aggressively pursue healthcare reform, which includes ongoing attempts to manage utilization as well as control and/or lower the cost of prescription drugs and biologics. See “Item 1. Business – Government Regulation – Third Party Reimbursement and Pricing in the U.S.” There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid and private insurance healthcare costs, including proposed or implemented reforms involving price controls, waivers from Medicaid drug rebate law requirements, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and implementing new requirements for, or eliminating caps on, rebates paid on products under government healthcare programs. We anticipate that the Biden Administration and Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs, and specifically prescription drug costs. These cost containment measures may include, among other possible actions, implementation or modification of:

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

Our business and financial results have not yet been materially adversely affected by the ongoing conflict between Russia and Ukraine, or the conflict in the Middle-East. As our revenue from countries outside of the United States increases, our access to patients in those regions through our EAP and our ability to generate revenue from commercial sales of our products in Russia, Ukraine or the Middle East may be adversely affected. The United States and other nations have raised the possibility of sanctions on companies that do business with Russia or its allies, including Belarus. We also may be adversely impacted by sanctions imposed on third parties with which we do business, such as third-party distributors and service providers of our EAP.

Any failure to maintain revenues from sales of our products through our EAP and/or to generate revenues from commercial sales of these products exceeding historical sales due to issues under our EAP or due to global instability, like that resulting from the ongoing conflict between Russia and Ukraine or the instability in the Middle-East, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Due to the nature of our products and product candidate pipeline, in addition to new chemical entity (“NCE”) exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position. If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater. While orphan status for any of our products, if granted or maintained, would provide market exclusivity for the time periods specified above upon approval, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status (e.g., seven years in the U.S.). For example, the exclusivity period for EXONDYS 51 ended September 2023. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. A recent decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. Depending on how FDA applies the Catalyst decision, it could impact our ability to obtain or seek to work around orphan exclusivity and might affect our ability to retain orphan exclusivity that the FDA previously has recognized for our products. Legislation has been introduced to amend the Orphan Drug Act in a way that may prevent these effects of the Catalyst decision, but it is unclear if or when such legislation could be enacted.

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

Clinical development is lengthy and uncertain. Clinical trials of our novel gene therapy candidates may be delayed, including as a result of a resurgence in COVID-19, or other similar pandemic, infection rates, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our business.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, recent announcements for SRP-9003 and SRP-5051 include: in May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201 for SRP-5051; and in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of Duchenne and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by applicable local, regional and national regulatory authorities and regulations may differ from jurisdiction to jurisdiction. In the U.S., approvals and oversight from federal (e.g., FDA), state and other regulatory authorities are required for these activities. Sale and marketing of our product candidates in the U.S. or other countries is not permitted until we obtain the required approvals from the applicable regulatory authorities. Of the large number of drugs in development in the biopharmaceutical industry, only a small percentage result in the submission of a marketing application to the FDA or an MAA to the EMA (or NCA of an EU member state) and even fewer are approved for commercialization.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (the “NIH”). The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. For example, on January 28, 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These final guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. The FDA also issued a new guidance document in September 2021 describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity, as well as a draft guidance document in March 2022 on human gene therapy product incorporating human genome editing. FDA also issued a draft guidance in December 2023 that provides recommendations for developing a potency assurance strategy for gene therapy products. In addition, the FDA can put an IND on hold if the information in an IND is not sufficient to assess the risks in pediatric patients.

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

Fast track product, breakthrough therapy, priority review, or Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA, or access to the Priority Medicine scheme (“PRIME”) by the EMA, for our product candidates, if granted, may not lead to faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

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

For drugs and biologics that have been designated as fast track products or breakthrough therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs with fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review. This application validation period typically adds approximately two months to the timeline for review and decision from the date of submission. RMAT designations will accelerate approval and will include all the benefits of fast track and breakthrough therapy designations, including early interactions with the FDA, but the exact mechanisms have not yet been announced by FDA.

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

Products intended for use in gene therapies are novel, complex and difficult to manufacture. We could experience production problems or inaccurately forecast demand, which could result in delays in commercialization or development of other gene therapy programs, limit the supply of our product candidates or future approved products or otherwise harm our business.

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

•
the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with teaching hospitals, physicians and certain non-physician practitioners as well as physician ownership interests to the federal government for re-disclosure to the public; and
•
state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and healthcare providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. We anticipate that government scrutiny of pharmaceutical sales and marketing practices and other activities will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant.

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

Government pricing requirements, such as those under the Medicaid Drug Rebate Program, other federal government programs, and state price transparency laws, and their related reporting and payment obligations require strict adherence; our failure to adhere to such requirements could subject us to penalties, sanctions, and fines that could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

We participate in the Medicaid Drug Rebate Program, the PHS 340B drug pricing program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain drug products to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Requirements are subject to change.

If we become aware that our reporting for a prior quarter or other time period was incorrect or has changed as a result of recalculation of pricing data, we generally are obligated to resubmit the corrected data and provide refunds or other reconciliations. Price recalculations may affect the ceiling price at which we are required to offer our products to certain customers under the PHS 340B drug pricing program and increase our general costs.

Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged certain customers more than the statutorily mandated ceiling price. CMS also could decide to terminate our Medicaid Drug Rebate agreement. Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results.

Several states have passed or are considering legislation that requires or purports to require companies to report pricing information, including proprietary pricing information. Such reporting requirements are not always clearly defined and failure to appropriately disclose in accordance with these requirements may lead to the imposition of penalties.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 and resurgences in infection rates have led to the implementation of various public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have reallocated, and may need to further, reallocate, limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the spread of COVID-19 in such settings. These responses may be extended by the duration of the outbreak, periodic spikes in infection rates due to new strains of the virus, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. These actions have and may in the future negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

•
Commercial: The response to COVID-19 by healthcare providers has made it difficult for some patients, especially those dependent on a hospital setting, to receive infusions or initiate treatment with our commercial products. In addition, as a result of the pandemic, some patients may choose to delay or stop treatment to avoid a visit to a hospital or a visit of a third party in their homes to minimize the risk of infection. In some cases, at home infusions have been delayed due to outbreaks of COVID-19 among trained personnel and staffing shortages at times during periodic spikes in infection rates. These challenges may continue for the foreseeable future, which is expected to reduce our revenue and cash flows.

•
Clinical trials: The impact of COVID-19 has caused disruptions and delays in some of our clinical trials, and may in the future disrupt or delay our clinical trials. Missing data could undermine data integrity and probability of success. A resurgence of COVID-19 could delay the commencement of trials, site initiation, compliance in the trials, the completion of trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. Quarantines and other travel limitations (whether voluntary or required) were implemented in many countries during the pandemic, and any future mitigation measures may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, which may negatively impact the execution of clinical trials. Significant delays or disruptions to our clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, obtain or maintain regulatory approvals, or commercialize our product candidates.
•
Operations: Remote working increases our vulnerability to cybersecurity breaches. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, including due to an outbreak in a facility, we risk a delay, default and/or nonperformance under existing agreements.

Any of the foregoing factors could have a material adverse impact on our business, financial condition, operating results, cash flows and prospects. The extent to which COVID-19 impacts our operations and those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including resurgences of COVID-19, additional or modified government actions, new information which emerges concerning the severity of COVID-19 and the actions taken to contain the virus or treat its impact, among others. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, will determine the impact of the pandemic on our operations.

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

The Inflation Reduction Act of 2022, among other things, implements a corporate book minimum tax (“BMT”) 15% rate that could apply to consolidated groups of companies with adjusted financial statement income in excess of $1.0 billion over a three-year period. The BMT has various limitations, including a more restrictive limit on availability of net operating loss carryforwards, which if applied to us, could impact its cash tax liability and ability to utilize tax attributes.

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

We incurred an operating loss of $267.8 million for the year ended December 31, 2023. Our accumulated deficit was $4.4 billion as of December 31, 2023. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to maintain profitability and positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

Our consolidated financial statements and condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. Such estimates and judgments include revenue recognition, inventory, valuation of stock-based awards, research and development expenses and income tax. We base our estimates on historical experience, facts and circumstances known to us and on various other assumptions that we believe to be reasonable under the circumstances. We cannot provide assurances, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. If this is the case, we may be required to restate our consolidated financial statements or condensed consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements or condensed consolidated financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline, which could in turn subject us to securities class action litigation.

Risks Related to Our Common Stock

Our stock price is volatile and may fluctuate due to factors beyond our control.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last 12 months our stock has increased as much as 31% in a single day or decreased as much as 37% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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
the impact of COVID-19; and
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

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards, and we expect to issue additional stock awards and shares of common stock to attract and retain employees, directors and consultants. We may also issue shares of common stock to finance our operations and in connection with our strategic goals. The vesting and exercise of these awards and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of December 31, 2023, there were approximately 93.7 million shares of common stock outstanding and outstanding awards to purchase 11.8 million shares of common stock under various incentive stock plans. Additionally, as of December 31, 2023, there were approximately 5.1 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.3 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.6 million shares of common stock available for issuance under our 2014 Employment Commencement Incentive Plan.

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

Violation of the General Data Protection Regulation or UK GDPR could subject us to significant fines.

The GDPR and UK GDPR increase our obligations with respect to clinical trials conducted in the member states of the EEA and the UK by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR and the UK GDPR increase the scrutiny that clinical trial sites located in the EEA and UK should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. The GDPR and UK GDPR impose substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million Euros (£17.5 million in the U.K.), whichever is greater, and they also confer a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives is a rigorous and time-intensive process that requires review and updates that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European and U.K. activities.

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

In addition, privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which increase the costs incurred by us in complying with such laws. The European Union’s GDPR, and the UK GDPR in the U.K., purport to have a broad territorial scope, include a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and impose substantial penalties for non-compliance of up to the greater of €20 million (£17.5 million in the U.K.) or 4% of global annual revenue for the preceding financial year. Our efforts to comply with GDPR, UK GDPR and other privacy and data protection laws imposes significant costs and challenges that are likely to increase over time, and we are exposed to substantial penalties or litigation related to violations of existing or future data privacy laws and regulations.

Additionally, the CPA, includes significant privacy obligations applicable to many businesses that do business in California. The CPA requires disclosures to California consumers, imposes rules around collecting or using information about minors, and affords consumers with privacy rights such as the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to correct inaccurate information, the right to limit the use of sensitive information, the right to opt-out of the sale of personal information or sharing of personal information for cross-context behavioral advertising, and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Failure to comply with these requirements is subject to civil sanctions, including fines and penalties. The CPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. We will need to continually evaluate and potentially update our privacy program to ensure compliance with the CPA, GDPR, UK GDPR, and other applicable privacy laws and will incur additional costs and expenses in our effort to comply.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Program Details

Our information security program is developed using industry standards and best practices as a guide, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The program includes regular internal evaluations, including annual penetration tests and monthly vulnerability scans, as well as evaluations by external vendor partners in support of our operations model. The results of these evaluations are regularly shared with senior management and the Audit Committee of the Board of Directors (the “Audit Committee”), where appropriate.

We have developed and implemented a cybersecurity risk management program intended to protect the Confidentiality, Integrity, and Availability (CIA) of our critical systems and information.

Our cybersecurity risk management program is integrated into our overall enterprise risk management processes and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
A layered defense approach with controls deployed that seek to meet the requirements of the NIST Cybersecurity Framework.
•
Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment.
•
A security team principally responsible for managing (a) our cybersecurity risk assessment processes, (b) our security controls, and (c) our response to cybersecurity incidents.
•
The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls as part of our operational security model.
•
A threat intelligence function that informs our cybersecurity and IT personnel about new vulnerabilities and risks that require timely intervention or remediation.
•
Cybersecurity awareness training of our employees, incident response personnel, and senior management.
•
A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.
•
A third-party risk management process for service providers, suppliers, and vendors.

As of the date of this Annual Report, we have not experienced any material cybersecurity incidents, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents.

Oversight

The Audit Committee oversees our information technology systems and related cybersecurity program. Our cybersecurity program is managed by our dedicated Chief Information Security Officer (CISO), reporting directly to the Company’s Chief Information Officer (the “CIO”), whose team is responsible for leading the Company’s cybersecurity policies and procedures.

Our CIO has over 25 years of experience and has served in a variety of information systems leadership roles in the life sciences industry supporting research and development, commercial sales and marketing, finance, human resources and other corporate functions, and IT architecture, strategy, and planning.

Our CISO has over 20 years of experience, including experience in creating and managing corporate-wide information technology, information/cybersecurity, compliance, privacy, and risk management programs as well as having implemented these initiatives across global organizations.

At least annually, but more often as needed, our CIO provides updates on the program to the Audit Committee. The CIO also provides regular updates to members of the Company’s senior management team regarding cyber risks, threats and assessments and material cybersecurity developments of the Company’s program.

Item 2. Properties.

A description of the facilities we own and/or occupy is included in the following table. We believe that our current facilities in Cambridge, Andover, Burlington and Bedford, Massachusetts, Dublin and Columbus, Ohio and Durham, North Carolina are suitable and will provide sufficient capacity to meet the projected needs of our business for the next 12 months. Except as noted below, all of our properties are currently being used in the operation of our business.

Location of Property	Square Footage	Lease Expiration Date	Purpose	Other Information
215 First Street, Cambridge, MA	149,589	September 2025	Laboratory and office space	Corporate headquarters
600 Federal Street, Andover, MA	11,832	December 2026	Laboratory and office space	Laboratory and office space
100 Federal Street, Andover, MA	65,589	N/A- facility is owned	Laboratory and office space	Primarily laboratory space
300 Federal Street, Andover, MA	23,102	December 2024	Office space	Office space
55 Network Drive, Burlington, MA	44,740	December 2024	Laboratory and office space	Primarily laboratory space
50-52 Crosby Drive, Bedford, MA	288,000	January 2038	Laboratory and office space	Primarily laboratory space
5200 Blazer Parkway, Dublin, OH 3rd Floor	22,600	October 2024	Laboratory and office space	Primarily laboratory space
3435 Stelzer Road, Columbus, OH	151,661	December 2036	Laboratory and office space	Primarily laboratory space
701 West Main Street, Suite 102, Durham, NC	4,346	March 2025	Laboratory and office space	Primarily laboratory space

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

Holders

As of February 23, 2024, we had 157 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in 2023, 2022 or 2021. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index. This graph assumes an investment of $100 after the market closed December 31, 2018 in each of our common stock, the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

This section discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 have been excluded from this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Limb-girdle muscular dystrophies (“LGMDs”), and other neuromuscular and central nervous system (“CNS”) related disorders.

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

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, cell-penetrating peptide-conjugated PMO (“PPMO”), and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021. In July 2022, the FDA placed Study 5051-201 on clinical hold following a serious adverse event of hypomagnesemia. The clinical hold was lifted in August 2022. In January 2024, we announced results from Part B of Study 5051-2021. We plan to meet with FDA to discuss next steps in the second half of 2024.
•
SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMDs. The most advanced of our LGMD product candidates, SRP-9003, is designed to transfer a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. It utilizes the AAVrh.74 vector system, the same vector used in our SRP-9001 gene therapy program. A Phase 1/2a trial of SRP-9003 was commenced in the fourth quarter of 2018. In February 2019, we announced positive two-month biopsy data from the first three-patient low-dose cohort dosed in the SRP-9003 trial, and in October 2019, we announced positive nine-month functional data from these three patients. We have dosed one additional cohort of three patients at a higher dose per the study protocol. In June 2020, we announced safety and expression results from three clinical trial participants in the high dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In September 2020, we announced six-month functional data from three clinical trial participants in the high-dose cohort, and eighteen-month functional data from three clinical trial participants in the low-dose cohort. In March 2021, we announced 24-month functional and expression data from the three clinical trial participants in the low-dose cohort and twelve-month functional data from the three clinical trial participants in the high-dose cohort. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. In January 2024, we announced that we had begun screening in Study SRP-9003-301, a Phase 3, multi-national, open-label study of SRP-9003.

We are conducting various clinical trials for ELEVIDYS and announced our submission of an efficacy supplement to the biologics license application ("BLA") for ELEVIDYS to expand its label indication to remove age and ambulatory restrictions from the approved indication on December 22, 2023. We also submitted our postmarketing requirement related to the Phase 3 SRP-9001-301 confirmatory study for ELEVIDYS requesting conversion from accelerated approval to traditional approval during December 2023. The FDA granted priority review with a review goal date of June 21, 2024.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•
inventory; and

•
income tax.

Inventory Valuation

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. We capitalize inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. EXONDYS 51, VYONDYS 53, AMONDYS 45, and ELEVIDYS inventory that may be used in clinical development programs is charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

We periodically analyze our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value based on assumptions about expected future demand and market conditions. Additionally, though our products are subject to strict quality control and monitoring, which we perform throughout the manufacturing processes, certain batches or units of product may not meet quality specifications. Expense incurred related to excess inventory, obsolete inventory, or inventories that do not meet our quality specifications is recorded as a component of cost of sales in the consolidated statements of operations.

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$1,144,876	$843,769	$301,107	36%
Collaboration and other	98,460	89,244	9,216	10%
Total revenues	1,243,336	933,013	310,323	33%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	150,343	139,989	10,354	7%
Research and development	877,387	877,090	297	(—)%
Selling, general and administrative	481,871	451,421	30,450	7%
Amortization of in-licensed rights	1,559	714	845	118%
Total cost and expenses	1,511,160	1,469,214	41,946	3%
Operating loss	(267,824)	(536,201)	268,377	(50)%
Other loss, net:
Loss on debt extinguishment	(387,329)	(125,441)	(261,888)	209%
Gain from sale of Priority Review Voucher	102,000	—	102,000	NM*
Other income (expense), net	33,055	(28,321)	61,376	217%
Total other loss, net	(252,274)	(153,762)	(98,512)	(64)%

Loss before income tax expense	(520,098)	(689,963)	169,865	25%
Income tax expense	15,879	13,525	2,354	17%
Net loss	$(535,977)	$(703,488)	$167,511	24%

Net loss per share — basic and diluted	$(5.80)	$(8.03)	$2.23	28%

* NM: not meaningful

Revenues

The following table summarizes the components of our net product revenues by product for the periods indicated:

	For the Year Ended December 31,
	2023	2022	Change	Change
	(in thousands)		$	%
EXONDYS 51	$540,576	$511,749	$28,827	6%
AMONDYS 45	273,755	214,582	59,173	28%
ELEVIDYS	200,356	—	200,356	NM*
VYONDYS 53	130,189	117,438	12,751	11%
Products, net	$1,144,876	$843,769	$301,107	36%

* NM: not meaningful

Net product revenues for our products for 2023 increased by $301.1 million compared with 2022. The increase primarily reflects increasing demand for EXONDYS 51, AMONDYS 45 and VYONDYS 53 (collectively, the “PMO Products”), as well as $200.4 million of net product revenues associated with sales of ELEVIDYS for 2023 after its approval in June 2023.

The following table summarizes the components of our collaboration and other revenues for the periods indicated:

	For the Year Ended December 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Amortization of performance obligations**	$89,244	$89,244	$—	(—)%
Contract manufacturing	9,216	—	9,216	NM*
Total collaboration and other	$98,460	$89,244	$9,216	10%
* NM: not meaningful

** Related to the recognition of previously deferred revenue under the Roche collaboration agreement as the Company satisfies its performance obligations under the contract. For more information, please read Note 3, License and Collaboration Agreements.

Collaboration and other revenues primarily relate to our collaboration arrangement with Roche. For both 2023 and 2022, we recognized $89.2 million of collaboration revenue, related to the amortization of performance obligations. For more information, please read Note 3, License and Collaboration Agreements. In addition, in accordance with our Collaboration Agreement with Roche, the parties agreed to enter into a supply agreement in order for Sarepta to supply Roche with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). While the Supply Agreement is in the process of being negotiated, we delivered several batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. In 2023, we recognized $9.2 million of contract manufacturing collaboration revenue related to these shipments, with no similar activity for 2022.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of inventory costs that relate to sales of our products and the related overhead costs and royalty payments primarily to BioMarin and UWA for the PMO Products and to Nationwide for ELEVIDYS. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS by the FDA in September 2016, December 2019, February 2021 and June 2023, respectively, we expensed such manufacturing and material costs as research and development expenses. For ELEVIDYS sold in 2023 and AMONDYS 45 sold in 2022, the majority of related manufacturing costs incurred had previously been expensed as research and development expense. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to our PMO Products sold would have been approximately $12.3 million higher for 2022 and those related to ELEVIDYS sold, including products sold to Roche under the Collaboration Agreement, would have been approximately $33.9 million higher for 2023.

The following table summarizes the components of our cost of sales for the periods indicated:

	For the Year Ended December 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$108,988	$95,765	$13,223	14%
Royalty payments	39,537	44,224	(4,687)	(11)%
Inventory costs related to products sold to Roche**	1,818	—	1,818	NM*
Total cost of sales (excluding amortization of in-licensed rights)	$150,343	$139,989	$10,354	7%

* NM: not meaningful

** See above for further details regarding product supply sold to Roche via contract manufacturing under our Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for 2023 increased $10.4 million, or 7%, compared with 2022. The change primarily reflects increasing demand for our PMO products, partially offset by a decrease in write-offs of certain batches of our products not meeting our quality specifications in 2023, as compared to 2022, as well as a decrease in royalty payments due to changes in the BioMarin royalty terms.

Research and development expenses

Research and development expenses consist of costs associated with research activities as well as those associated with our product development efforts, conducting pre-clinical trials, clinical trials and manufacturing activities. Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants, up-front fees and milestones paid to third parties in connection with technologies that have not reached technological feasibility and do not have an alternative future use, and other external services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our programs include salaries, stock-based compensation and allocation of our facility- and technology-related costs.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	Change	Change
	(in thousands)		$	%
SRP-9001	$282,207	$424,210	$(142,003)	(33)%
Eteplirsen (exon 51)	90,829	46,100	44,729	97%
PPMO platform	78,231	50,026	28,205	56%
LGMD platform	58,529	27,949	30,580	109%
Other gene therapies	29,411	53,834	(24,423)	(45)%
Casimersen (exon 45)	21,264	31,850	(10,586)	(33)%
Golodirsen (exon 53)	16,556	14,707	1,849	13%
Up-front, milestone, and other expenses	13,232	35,102	(21,870)	(62)%
Gene editing	12,177	10,537	1,640	16%
Other projects	10,288	6,026	4,262	71%
Internal research and development expenses	370,677	294,021	76,656	26%
Roche collaboration reimbursement	(106,014)	(117,272)	11,258	(10)%
Total research and development expenses	$877,387	$877,090	$297	(—)%

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$302,025	$445,758	$(143,733)	(32)%
Clinical trial expenses	187,289	135,838	51,451	38%
Compensation and other personnel expenses	187,224	148,385	38,839	26%
Facility- and technology-related expenses	103,434	85,093	18,341	22%
Stock-based compensation	82,489	61,293	21,196	35%
Professional services	28,962	19,264	9,698	50%
Up-front, milestone, and other expenses	13,232	35,102	(21,870)	(62)%
Pre-clinical expenses	11,838	8,704	3,134	36%
Research and other	66,908	54,925	11,983	22%
Roche collaboration reimbursement	(106,014)	(117,272)	11,258	(10)%
Total research and development expenses	$877,387	$877,090	$297	(—)%

Research and development expenses for 2023 slightly increased by $0.3 million, compared with 2022. The increase was primarily driven by the following:

•
$143.7 million decrease in manufacturing expenses primarily due to the capitalization of commercial batches of ELEVIDYS manufactured after its approval in June 2023 and a decrease of $54.0 million related to the minimum purchase requirements under a gene therapy manufacturing and supply agreement with Thermo (the “Thermo Agreement”) in 2022, with no similar activity in 2023;
•
$51.5 million increase in clinical trial expenses primarily due to an increased patient enrollment and site activation for our MIS51ON, MOMENTUM, ENVISION, EMERGENE and EXPEDITION programs, as well as additional PPMO clinical trials;
•
$38.8 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$18.3 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;

•
$21.2 million increase in stock-based compensation expense primarily due to changes in headcount and the value of stock awards, as well as the achievement of performance conditions related to certain shares with performance conditions (“PSUs”) in 2023 with continuing vesting requirements related to a service condition;
•
$9.7 million increase in professional service expenses primarily related to the launch of ELEVIDYS prior to its regulatory approval in June 2023;
•
$21.9 million decrease in up-front, milestone and other expenses, primarily due to timing and costs related to the execution of certain research and license agreements and achievement of certain milestones year over year;
•
$3.1 million increase in pre-clinical expenses primarily due to an increase in toxicology study activity across multiple gene therapy and PPMO platforms;
•
$12.0 million increase in research and other expenses primarily driven by an increase in sponsored research with academic institutions during 2023 and an increase in collaboration cost-sharing expenses related to Genethon's micro-dystrophin drug candidate; and
•
$11.3 million decrease in the offset to expense associated with a collaboration reimbursement from Roche primarily due to a decrease in reimbursed cost related to the minimum purchase requirements under the Thermo Agreement for 2022, with no similar activity in 2023, partially offset by the continuing development of our SRP-9001 gene therapy programs.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Professional services	$158,279	$97,330	$60,949	63%
Compensation and other personnel expenses	157,317	122,127	35,190	29%
Stock-based compensation	100,025	171,725	(71,700)	(42)%
Facility- and technology-related expenses	44,090	33,156	10,934	33%
Other	23,031	27,618	(4,587)	(17)%
Roche collaboration reimbursement	(871)	(535)	(336)	63%
Total selling, general and administrative expenses	$481,871	$451,421	$30,450	7%

Selling, general and administrative expenses for 2023 increased by $30.5 million, or 7%, compared with 2022. This was primarily driven by the following:

•
$60.9 million increase in professional service expenses primarily related to the launch of ELEVIDYS and ongoing litigation matters;
•
$35.2 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$71.7 million decrease in stock-based compensation expense primarily related to the execution of the Chief Executive Officer grant modification agreement in 2022, partially offset by the achievement of performance conditions related to certain PSUs in 2023 with continuing vesting requirements related to a service condition, as well as changes in headcount and the value of stock awards;
•
$10.9 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$4.6 million decrease in other expenses primarily related to timing of charitable contributions.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For 2023 and 2022, we recorded amortization of in-licensed rights of $1.6 million and $0.7 million, respectively.

Loss on debt extinguishment

On November 14, 2017, we issued $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024. On March 2, 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the outstanding 2024 Notes (the “Exchange Agreements”). The Exchange Agreements resulted in an exchange of $313.5 million in aggregate principal value of the 2024 Notes for shares of our common stock (the “2024 Notes Exchange”). In connection with the 2024 Notes Exchange, we issued approximately 4.5 million shares of our common stock representing an agreed upon contractual exchange rate pursuant to the terms of each Exchange Agreement. The exchange was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for as a debt extinguishment. We accounted for the debt extinguishment by recognizing the difference between the fair value of the shares of common stock transferred on the exchange date and the net carrying amount of the extinguished debt as a loss on debt extinguishment. The loss incurred on the extinguishment for 2023 was $387.3 million, inclusive of $6.9 million in third-party debt conversion costs.

On September 14, 2022, the Company entered into separate, privately negotiated transactions to repurchase a portion of the 2024 Notes. The holders exchanged $150.6 million in aggregate principal value of 2024 Notes held by them plus accrued interest of $0.8 million for an aggregate payment of $248.6 million. The Company accounted for the repurchase of the 2024 Notes as a debt extinguishment by recognizing the difference between the repurchase price of the debt and the net carrying amount of the extinguished debt as loss on debt extinguishment. The loss incurred on the extinguishment for 2022 was $98.5 million.

On September 16, 2022, the Company repaid in full all of its amounts outstanding with respect to the December 13, 2019, term loan with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP (the “December 2019 Term Loan”) and repaid in full all obligations to the lenders. The aggregate payoff amount was approximately $585.5 million, which included $550.0 million of principal amounts, additional loan consideration and premiums of $25.4 million, and accrued interest of $10.1 million through the repayment date. The loss incurred on the extinguishment for 2022 was $26.9 million and represents the difference between the aggregate payoff amount and the net carrying amount of the December 2019 Term Loan.

Gain from sale of Priority Review Voucher

In June 2023, we entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“ELEVIDYS PRV”) we received from the FDA in connection with the approval of ELEVIDYS for consideration of $102.0 million, with no commission costs. The transaction was not subject to the conditions set forth under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and closed in June 2023. The net proceeds were recorded as a gain from sale of the ELEVIDYS PRV for 2023 as it did not have a carrying value at the time of the sale. There was no similar activity in 2022.

Other income (expense), net

Other income (expense), net primarily consists of interest expense on our debt facilities, interest income on our cash, cash equivalents and investments, amortization of investment premium or accretion of investment discount, unrealized gains or losses or an impairment of our strategic investments and gains or losses on contingent consideration, net related to regulatory-related contingent payments meeting the definition of a derivative. Interest expense primarily includes interest accrued on our convertible notes. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

Other income (expense), net for 2023 increased by approximately $61.4 million compared to 2022. The increase is primarily due to a $38.5 million increase in accretion of investment discount, net and a $19.8 million increase in interest income due to the investment mix of our investment portfolio and an increase in interest rates, as well as a $31.2 million reduction of interest expense incurred as a result of the repayment of our December 2019 Term Loan in 2022, partially offset by a $27.7 million increase in the impairment of strategic investments and a $7.9 million decrease in gain (loss) on contingent consideration, net.

Income tax expense

Income tax expense for 2023 and 2022 was approximately $15.9 million and $13.5 million, respectively. Income tax expense for 2023 relates to state, foreign and federal taxes, while income tax expense for 2022 relates to state and foreign income taxes. Refer to Note 18, Income Taxes for discussion of the key drivers impacting our effective tax rate.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$428,430	$966,777	$(538,347)	(56)%
Short-term investments	1,247,820	1,022,597	225,223	22%
Restricted cash	15,579	19,024	(3,445)	(18)%
Total cash, cash equivalents and investments	$1,691,829	$2,008,398	$(316,569)	(16)%

Borrowings:
Convertible debt	$1,237,998	$1,544,292	$(306,294)	(20)%
Total borrowings	$1,237,998	$1,544,292	$(306,294)	(20)%

Working capital
Current assets	$2,579,331	$2,557,861	$21,470	1%
Current liabilities	653,659	619,604	34,055	5%
Total working capital	$1,925,672	$1,938,257	$(12,585)	(1)%

For 2023 and 2022, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from sale of the ELEVIDYS PRV, net proceeds from our offering of the 2027 Notes, proceeds from the partial settlement of capped call options associated with the 2024 Notes Exchange and our collaboration arrangement with Roche. Our principal uses of cash are research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, business development transactions, settlement of long-term debt and other working capital requirements. Refer to Note 13, Indebtedness and Note 19, Leases for additional discussion of our outstanding indebtedness and material changes to our leasing obligations, respectively. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these consolidated financial statements were issued.

Beyond 2024, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of commercial products and potential future products;
•
the timing and costs associated with our expansion efforts;
•
the timing and costs of building out our manufacturing capabilities;
•
the timing of payments related to our future inventory commitments and manufacturing obligations;
•
the timing and costs associated with our existing lease obligations and new obligations expected to be entered into in future years;
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

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under debt, lease, and manufacturing arrangements is provided in Note 13, Indebtedness, Note 19, Leases and Note 21, Commitments and Contingencies, respectively, to the consolidated financial statements. The following table summarizes our total obligations under debt, lease, and manufacturing arrangements:

	As of December 31, 2023
	Due in less than one year	Due in greater than one year	Total
	(in thousands)
Debt obligations (1)	$121,810	$1,193,125	$1,314,935
Lease obligations (2)	26,432	336,011	362,443
Manufacturing obligations (3)	1,032,159	407,671	1,439,830
Total obligations under debt, lease and manufacturing arrangements	$1,180,401	$1,936,807	$3,117,208

(1) Interest payments are included within the future debt obligations.

(2) Lease obligations only include real estate leases that had commenced prior to December 31, 2023.

(3) The leases embedded in a certain supply agreement are included in manufacturing obligations.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $3.2 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable and payment is not required as of December 31, 2023, such contingencies have not been recorded in our consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(500,993)	$(325,346)	$(175,647)	54%
Investing activities	(165,803)	(1,046,883)	881,080	(84)%
Financing activities	125,004	232,507	(107,503)	(46)%
Decrease in cash and cash equivalents	$(541,792)	$(1,139,722)	$597,930	(52)%

Operating Activities

Cash used in operating activities, which consists of our net loss adjusted for non-cash items and changes in net operating assets and liabilities, totaled $501.0 million in 2023. Operating activities used $325.3 million of cash in 2022. Cash used in operating activities in 2023 was primarily driven by the net loss of $536.0 million, adjusted for the following non-cash charges:

•
$387.3 million in loss on debt extinguishment of the 2024 Notes;
•
$182.5 million in stock-based compensation expense;
•
$44.4 million in depreciation and amortization expense;
•
$30.3 million in impairments associated with our strategic investments; and
•
$19.7 million in other non-cash items.

These non-cash charges were partially offset by the gain of $102.0 million recorded from the sale of the ELEVIDYS PRV and $46.2 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$185.7 million increase in accounts receivable, net due to the launch of ELEVIDYS and an increase in the demand of our PMO Products;
•
$147.7 million increase in inventory primarily due to the addition of capitalized inventory corresponding to the regulatory approval of ELEVIDYS in June 2023;
•
$86.8 million decrease in deferred revenue primarily related to the collaboration with Roche;
•
$50.1 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the $54.0 million shortfall payment to Thermo and payments to Catalent for raw materials in 2023 and the overall timing and invoicing of payments; and
•
$10.7 million increase in other assets primarily due to the timing and consumption of manufacturing prepaids.

Cash used in operating activities in 2022 was primarily driven by the net loss of $703.5 million, adjusted for following:

•
$233.0 million in stock-based compensation expense;
•
$125.4 million in loss on debt extinguishment of the 2024 Notes and 2019 Term Loan;
•
$41.9 million in depreciation and amortization expense; and
•
$27.9 million in other non-cash items.

These amounts were partially offset by $10.7 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$89.2 million decrease in deferred revenue related to the collaboration with Roche;
•
$61.6 million increase in accounts receivable, net due to an increase in demand for our PMO products; and
•
$50.8 million increase in inventory due to our continuing build-up of inventory purchased in 2022 as the demand for our PMO products increased.

These amounts were partially offset by the following:

•
$147.6 million increase in accounts payable, accrued expenses, lease liabilities and other liabilities due to the timing and invoicing of payments; and
•
$14.6 million decrease in other assets primarily due to the release of manufacturing deposits and amortization of prepaids primarily related to SRP-9001 batch production.

Investing Activities

Cash used in investing activities for 2023 and 2022 were $165.8 million and $1,046.9 million, respectively. Cash used in investing activities in 2023 primarily consisted of purchases of available-for-sale securities, property and equipment and intangible assets of $2,044.9 million, $76.1 million and $11.2 million, respectively, partially offset by $102.0 million of net proceeds related to the sale of the ELEVIDYS PRV and $1,868.5 million from the maturity and sales of available-for-sale securities.

Cash used in investing activities in 2022 primarily consisted of purchases of available-for-sale securities and property and equipment of $1,936.9 million and $30.8 million, respectively, partially offset by proceeds of $923.2 million from the maturity of available-for-sale securities.

Financing Activities

Cash provided by financing activities was $125.0 million in 2023 compared to $232.5 million in 2022. Cash provided by financing activities in 2023 consisted of $80.6 million in partial settlement of capped call options for the 2024 Notes and $51.2 million in proceeds from exercise of options and purchase of stock under our employee stock purchase program, partially offset by $6.9 million in third-party debt conversion costs related to the 2024 Notes Exchange.

Cash provided by financing activities in 2022 primarily consisted of the following:

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

Other Funding Commitments

We have several on-going clinical trials in various development stages. Our most significant clinical trial expenditures are to CROs. The CRO contracts are generally cancellable at our option. As of December 31, 2023, we had approximately $580.0 million in cancellable future commitments based on existing CRO contracts.

Recent Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, government and government agency bonds and high-grade corporate bonds with maturities of 36 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of December 31, 2023, we had $1,691.8 million of cash, cash equivalents and investments, comprised of $1,247.8 million of short-term investments, $428.4 million of cash and cash equivalents and $15.6 million of long-term restricted cash. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. For the year ended December 31, 2023, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.5 million to our interest rate sensitive instruments.

Our $1,150.0 million aggregate principal amount of our 2027 Notes has a fixed interest rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15 and our $105.8 million aggregate principal amount of our 2024 Notes has a fixed interest rate of 1.5% per annum, payable semi-annually in cash on each May 15 and November 15, and therefore are not subject to fluctuations in market interest rates.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act for the quarter ended December 31, 2023 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

		Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

2.2*	Warrant to Purchase Common Stock of Myonexus Therapeutics, Inc., issued by Myonexus Therapeutics, Inc. to Sarepta Therapeutics, Inc., dated as of May 3, 2018.	10-Q	001-14895	2.1	8/8/18

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15

3.3	Second Amended and Restated ByLaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	12/13/22

4.1	Form of Specimen Certificate for Common Stock.	10-Q	001-14895	4.1	8/8/13

4.2	Indenture, dated as of November 14, 2017, by and between Sarepta Therapeutics, Inc. and U. S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2024).	8-K	001-14895	4.1	11/14/17

4.3	Form of 2024 Note (included in Exhibit 4.2)	8-K	001-14895	4.2	11/14/17

4.4	Indenture, dated as of September 16, 2022, by and between Sarepta Therapeutics, Inc. and U. S. Bank	8-K	001-14895	4.1	9/19/22

	Trust Company, National Association (including the form of the 1.250% Convertible Senior Note due 2027).

4.5	Form of 2027 Note (included in Exhibit 4.4)	8-K	001-14895	4.2	9/19/22

4.6	Description of Registered Securities	10-K	001-14895	4.4	2/26/20

10.1†	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-14895	10.1	7/1/16

10.2†	Form of Stock Option Award Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.13	2/28/17

10.3†	Form of Restricted Stock Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.14	2/28/17

10.4†	Form of Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan.	10-K	001-14895	10.17	2/28/17

10.5†	Form of Stock Appreciation Right Award Agreement under the 2011 Equity Incentive Plan.	10-K	001-14895	10.18	2/28/17

10.6†	Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	8-K	001-14895	10.2	7/1/16
10.7†	Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan, as amended.	S-8	001-14895	4.4	2/25/16

10.8†	Form of Stock Option Award Agreement under 2014 Employment Commencement Incentive Plan	10-K	001-14895	10.28	3/3/14

10.9*	Amended and Restated Exclusive License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated April 10, 2013.	10-Q	001-14895	10.1	5/9/13

10.10*	First Amendment to License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated June 19, 2016.	10-Q	001-14895	10.1	8/9/16
10.11	Lease Agreement dated June 25, 2013 by and between Sarepta Therapeutics, Inc. and ARE-MA Region No. 38, LLC.	8-K	001-14895	10.1	7/1/13

10.12†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

10.13	Asset Purchase Agreement dated February 20, 2017 by and between Sarepta Therapeutics Inc. and Gilead Sciences, Inc.	10-Q	001-14895	10.1	5/4/17

10.14†	Employment Agreement, dated as of June 26, 2017, between Sarepta Therapeutics, Inc. and Douglas S. Ingram	8-K	001-14895	10.1	6/28/17

10.15†	Change in Control and Severance Agreement by and between Douglas S. Ingram and Sarepta Therapeutics, Inc., effective June 26, 2017	8-K	001-14895	10.2	6/28/17

10.16†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.3	6/28/17

10.17†	Restricted Stock Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.4	6/28/17

10.18†	Performance Stock Option Award Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.5	6/28/17

10.19*	Settlement Agreement between Sarepta Therapeutics, Inc., Sarepta International C.V. and The University of Western Australia on the one hand, and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.7	8/3/17

10.20*	License Agreement between Sarepta Therapeutics, Inc. and Sarepta International C.V. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.8	8/3/17

10.21	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	001-14895	10.1	11/14/17

10.22	Base Call Option Transaction Confirmation, dated as of November 8, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.2	11/14/17

10.23	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and JPMorgan Chase Bank, National Association, London Branch	8-K	001-14895	10.3	11/14/17

10.24	Additional Call Option Transaction Confirmation, dated as of November 9, 2017, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC	8-K	001-14895	10.4	11/14/17

10.25	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Barclays Bank PLC.	8-K	001-14895	10.3	9/19/22

10.26	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.4	9/19/22

10.27	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Mizuho Markets Americas LLC.	8-K	001-14895	10.5	9/19/22

10.28	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Morgan Stanley & Co. LLC.	8-K	001-14895	10.6	9/19/22

10.29	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and RBC Capital Markets, LLC.	8-K	001-14895	10.7	9/19/22

10.30	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Barclays Bank PLC.	8-K	001-14895	10.8	9/19/22

10.31	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.9	9/19/22

10.32	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Mizuho Markets Americas LLC.	8-K	001-14895	10.10	9/19/22

10.33	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Morgan Stanley & Co. LLC.	8-K	001-14895	10.11	9/19/22

10.34	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and RBC Capital markets, LLC.	8-K	001-14895	10.12	9/19/22

10.35	Seventh Amendment to a Lease Agreement between the Company and ARE-MA Region No. 38, LLC dated April 27, 2018	10-Q	001-14895	10.4	5/3/18

10.36†	Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/8/18

10.37†	Letter Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated June 26, 2018	10-Q	001-14895	10.4	8/8/18

10.38†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.5	8/8/18

10.39†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.6	8/8/18

10.40†	Form of Stock Option Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	10/31/18

10.41†	Form of Restricted Stock Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.2	10/31/18

10.42†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.3	10/31/18

10.43†	Form of Stock Appreciation Right Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.4	10/31/18

10.44†	Form of Performance-Based Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	05/4/22

10.45†	Amendment to Restricted Stock Award Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated December 17, 2018	10-K	001-14895	10.75	2/28/19

10.46^	Amendment No. 1 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand	10-Q	001-14895	10.1	8/7/19

10.47†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employment Stock Purchase Plan (as Amended and Restated on June 27, 2016)	10-Q	001-14895	10.4	8/7/19

10.48	Letter Agreement between Sarepta Therapeutics, Inc. and Myonexus Therapeutics, Inc. dated February 26, 2019	10-Q	001-14895	10.1	5/8/19

10.49†	Form of Executive Vice President Severance Letter Agreement	10-Q	001-14895	10.2	5/8/19

10.50†	Form of Executive Vice President Change in Control and Severance Agreement	10-Q	001-14895	10.3	5/8/19

10.51^	License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019	10-K	001-14895	10.51	2/26/20

10.52	Stock Purchase Agreement between Sarepta Therapeutics, Inc. and Roche Finance Ltd dated December 21, 2019	10-K	001-14895	10.52	2/26/20

10.53†	Director Compensation Policy	10-K	001-14895	10.55	2/26/20

10.54†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.1	2/21/20

10.55†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	8-K	001-14895	10.1	6/8/2020

10.56†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/2/2022

10.57†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac	10-K	001-14895	10.59	3/1/21

10.58†	Offer Letter dated April 19, 2018 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac	10-K	001-14895	10.60	3/1/21

10.59†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Ian M. Estepan	10-K	001-14895	10.61	3/1/21

10.60†	Offer Letter dated by December 18, 2014 and between Sarepta Therapeutics, Inc. and Ian M. Estepan	10-K	001-14895	10.62	3/1/21

10.61	Amendment no. 1 dated October 23, 2020 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019	10-Q	001-14895	10.1	8/4/21

10.62	Amendment no. 2 dated October 28, 2020 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.2	8/4/21

10.63	Amendment no. 3 dated February 4, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.3	8/4/21

10.64	Amendment no. 4 dated June 23, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.4	8/4/21

10.65	Amendment no. 5 dated August 31, 2021 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019.	10-Q	001-14895	10.1	11/3/21

10.66	Amendment no. 6 dated November 30, 2021 to the License, Collaboration, and Option Agreement	10-K	001-14895	10.62	3/1/22

	between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019

10.67	Amendment no. 7 dated January 5, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-K	001-14895	10.63	3/1/22

10.68	Amendment no. 8 dated January 28, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-K	001-14895	10.64	3/1/22

10.69	Amendment no. 9 dated March 23, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-Q	001-14895	10.2	8/2/2022

10.70	Amendment no. 10 dated May 31, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-K	001-14895	10.70	2/28/2023

10.71	Amendment no. 11 dated June 23, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019					X

10.72	Amendment no. 12 dated July 28, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019					X

10.73	Amendment no. 13 dated August 31, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019					X

10.74	Amendment no. 14 dated October 31, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019					X

10.75^	Amendment No. 2, dated November 17, 2021 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand	10-K	001-14895	10.66	3/1/22

10.76†	Letter Agreement, dated November 18, 2022, between Sarepta Therapeutics, Inc. and Douglas S. Ingram	10-K	001-14895	10.72	2/28/23

10.77	Sarepta Therapeutics Inc.'s Policy for Recoupment of Incentive Compensation					X

10.78^	Amended and Restated Lead DMD Product Manufacturing and Supply Agreement between Catalent Maryland, Inc. and Sarepta Therapeutics Three, LLC	10-Q	001-14895	10.1	8/2/23

10.79^	Exclusive License Agreement between the Research Institute at	10-Q	001-14895	10.2	8/2/23

	Nationwide Children's Hospital and Sarepta Therapeutics, Inc., dated October 8, 2018

10.80^	First Amendment to the Amended and Restated Lead DMD Product Manufacturing & Supply Agreement between Catalent Maryland, Inc. and Sarepta Therapeutics Three, LLC	10-Q	001-14895	10.5	8/2/23

10.81	Amendment No. 2 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan	8-K	001-14895	10.2	6/9/23

10.82	Amendment No. 3 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	8-K	001-14895	10.1	6/9/23

10.83^	First Amendment, dated May 29, 2019, to the Exclusive License Agreement between Research Institute at Nationwide Children's Hospital and Sarepta Therapeutics, Inc.	10-Q	001-14895	10.3	8/2/23

10.84^	Second Amendment, dated July 11, 2023, to the Exclusive License Agreement between Research Institute at Nationwide Children's Hospital and Sarepta Therapeutics, Inc.	10-Q	001-14895	10.4	8/2/23

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer, Ian Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer, Ian Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	The Cover Page from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc. for the year ended December 31, 2023, formatted in Inline XBRL					X

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

Dated: February 28, 2024	SAREPTA THERAPEUTICS, INC.

	By:	/s/ Douglas S. Ingram
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2024:

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sarepta Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of lower of cost or net realizable value of raw materials inventory

As described in Note 2 and Note 8 to the consolidated financial statements, approximately 26%, or $134.0 million, of the Company’s total inventory balance is comprised of raw materials. As discussed in Note 2, the Company periodically analyzes its raw materials inventories, and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory valuation process, including controls related to the estimate of expected future demand for raw materials. We compared the Company’s prior period forecasted demand for raw materials to actual results to assess their ability to accurately estimate expected future demand. We evaluated clinical progress associated with the Company’s gene therapy technologies, including the limited approval by the FDA of ELEVIDYS during 2023, by inspecting internal meeting minutes and interviewing research and development personnel of the Company and assessed the potential impact of those technologies on expected future demand for raw materials inventory. We also read publicly available information to identify information regarding other competitor entities with RNA-targeted therapeutic or gene therapy products that could impact the Company’s estimates of expected future demand.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

February 28, 2024

Sarepta Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$428,430	$966,777
Short-term investments	1,247,820	1,022,597
Accounts receivable, net	400,327	214,628
Inventory	322,859	203,968
Other current assets	179,895	149,891
Total current assets	2,579,331	2,557,861
Property and equipment, net	227,154	180,037
Right of use assets	129,952	64,954
Non-current inventory	191,368	162,545
Other non-current assets	136,771	162,969
Total assets	$3,264,576	$3,128,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$164,918	$95,875
Accrued expenses	314,997	418,996
Deferred revenue, current portion	50,416	89,244
Current portion of long-term debt	105,483	—
Current portion of lease liabilities	17,845	15,489
Total current liabilities	653,659	619,604
Long-term debt	1,132,515	1,544,292
Lease liabilities, net of current portion	140,965	57,578
Deferred revenue, net of current portion	437,000	485,000
Contingent consideration	38,100	36,900
Other non-current liabilities	3,000	42
Total liabilities	2,405,239	2,743,416
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 93,731,831 and 87,950,117 issued and outstanding at December 31, 2023 and 2022, respectively	9	9
Additional paid-in capital	5,304,623	4,296,841
Accumulated other comprehensive income (loss), net of tax	918	(1,664)
Accumulated deficit	(4,446,213)	(3,910,236)
Total stockholders’ equity	859,337	384,950
Total liabilities and stockholders’ equity	$3,264,576	$3,128,366

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenues:
Products, net	$1,144,876	$843,769	$612,401
Collaboration and other	98,460	89,244	89,486
Total revenues	1,243,336	933,013	701,887

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	150,343	139,989	97,049
Research and development	877,387	877,090	771,182
Selling, general and administrative	481,871	451,421	282,660
Settlement and license charges	—	—	10,000
Amortization of in-licensed rights	1,559	714	706
Total cost and expenses	1,511,160	1,469,214	1,161,597
Operating loss	(267,824)	(536,201)	(459,710)

Other (loss) income, net:
Loss on debt extinguishment	(387,329)	(125,441)	—
Gain from sale of Priority Review Voucher	102,000	—	102,000
Other income (expense), net	33,055	(28,321)	(61,238)
Total other (loss) income, net	(252,274)	(153,762)	40,762

Loss before income tax expense (benefit)	(520,098)	(689,963)	(418,948)
Income tax expense (benefit)	15,879	13,525	(168)
Net loss	$(535,977)	$(703,488)	$(418,780)

Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax	$2,582	$(1,644)	$(23)
Total other comprehensive income (loss)	2,582	(1,644)	(23)
Comprehensive loss	$(533,395)	$(705,132)	$(418,803)

Net loss per share — basic and diluted	$(5.80)	$(8.03)	$(5.15)

Weighted-average number of shares of common stock used in computing basic and diluted net loss per share	92,398	87,559	81,262

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2020	79,374	$8	$3,609,877	$3	$(2,848,129)	$761,759
Cumulative effect of accounting change to adopt ASU 2020-06	—	—	(156,953)	—	60,161	(96,792)
Exercise of options for common stock	283	—	12,963	—	—	12,963
Vest of restricted stock units/awards	277	—	—	—	—	—
Shares withheld for taxes	(18)	—	(1,432)	—	—	(1,432)
Issuance of common stock for cash, net of offering costs	7,099	1	548,531	—	—	548,532
Issuance of common stock under employee stock purchase plan	112	—	7,839	—	—	7,839
Stock-based compensation	—	—	113,943	—	—	113,943
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(418,780)	(418,780)
BALANCE AT DECEMBER 31, 2021	87,127	9	4,134,768	(20)	(3,206,748)	928,009
Exercise of options for common stock	318	—	22,573	—	—	22,573
Vest of restricted stock units	389	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	116	—	7,470	—	—	7,470
Stock-based compensation	—	—	233,018	—	—	233,018
Purchase of capped call share options for 2027 Notes	—	—	(127,305)	—	—	(127,305)
Partial settlement of capped call share options for 2024 Notes	—	—	26,317	—	—	26,317
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(1,644)	—	(1,644)
Net loss	—	—	—	—	(703,488)	(703,488)
BALANCE AT DECEMBER 31, 2022	87,950	9	4,296,841	(1,664)	(3,910,236)	384,950
Exercise of options for common stock	528	—	40,485	—	—	40,485
Vest of restricted stock units	645	—	—	—	—	—
Issuance of common stock for exchange of 2024 Notes	4,456	—	693,377	—	—	693,377
Partial settlement of capped call share options for 2024 Notes	—	—	80,645	—	—	80,645
Issuance of common stock under employee stock purchase plan	153	—	10,761	—	—	10,761
Stock-based compensation	—	—	182,514	—	—	182,514
Unrealized gains from available-for-sale securities, net of tax	—	—	—	2,582	—	2,582
Net loss	—	—	—	—	(535,977)	(535,977)
BALANCE AT DECEMBER 31, 2023	93,732	$9	$5,304,623	$918	$(4,446,213)	$859,337
See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(535,977)	$(703,488)	$(418,780)
Adjustments to reconcile net loss to cash flows in operating activities:
Loss on debt extinguishment	387,329	125,441	—
Stock-based compensation	182,514	233,018	113,943
Depreciation and amortization	44,397	41,864	38,017
Impairment of strategic investments	30,321	2,575	4,488
Reduction in the carrying amounts of the right of use assets	14,495	12,735	11,325
Non-cash interest expense	5,156	7,552	7,581
Accretion of investment discount, net	(46,176)	(10,651)	(102)
Gain from sale of Priority Review Voucher	(102,000)	—	(102,000)
Other	37	5,078	522
Changes in operating assets and liabilities, net:
Net increase in accounts receivable, net	(185,699)	(61,638)	(51,650)
Net increase in inventory	(147,714)	(50,780)	(83,772)
Net (increase) decrease in other assets	(10,713)	14,620	103,203
Net decrease in deferred revenue	(86,828)	(89,244)	(89,244)
Net (decrease) increase in accounts payable, accrued expenses, lease liabilities and other liabilities	(50,135)	147,572	23,297
Net cash used in operating activities	(500,993)	(325,346)	(443,172)

Cash flows from investing activities:
Proceeds from sale of Priority Review Voucher	102,000	—	102,000
Purchase of property and equipment	(76,106)	(30,824)	(38,490)
Purchase of available-for-sale securities	(2,044,940)	(1,936,856)	(29,988)
Maturity and sales of available-for-sale securities	1,868,482	923,224	466,000
Purchase of intangible assets	(11,239)	(1,427)	(2,309)
Acquisition of strategic investments	(4,000)	(1,000)	(1,800)
Net cash (used in) provided by investing activities	(165,803)	(1,046,883)	495,413

Cash flows from financing activities:
Partial settlement of capped call share options for 2024 Notes	80,645	26,317	—
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	51,246	30,043	20,802
Debt conversion costs for 2024 Notes	(6,887)	—	—
Proceeds from 2027 Notes offering, net of commissions	—	1,127,400	—
Debt issuance costs for 2027 Notes	—	(716)	—
Purchase of capped call share options for 2027 Notes	—	(127,305)	—
Repurchase of 2024 Notes	—	(247,868)	—
Repayment of principal amount due under 2019 Term Loan	—	(550,000)	—
Payment on debt extinguishment of 2019 Term Loan	—	(25,364)	—
Taxes paid related to net share settlement of equity awards	—	—	(7,765)
Proceeds from sales of common stock, net of offering costs	—	—	548,532
Net cash provided by financing activities	125,004	232,507	561,569

(Decrease) increase in cash and cash equivalents	(541,792)	(1,139,722)	613,810

Cash, cash equivalents and restricted cash:
Beginning of year	985,801	2,125,523	1,511,713
End of year	$444,009	$985,801	$2,125,523

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$428,430	$966,777	$2,115,869
Restricted cash in other assets	15,579	19,024	9,654
Total cash, cash equivalents and restricted cash	$444,009	$985,801	$2,125,523

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,923	$44,418	$55,949
Cash paid during the period for income taxes	$15,081	$1,695	$583
Supplemental schedule of non-cash activities:
Lease liabilities arising from obtaining right of use assets	$80,203	$40,006	$13,225
Intangible assets and property and equipment included in accounts payable and accrued expenses	$33,339	$6,765	$4,162
Lease liabilities terminated	$—	$3,807	$40,133

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

The Company's products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), AMONDYS 45 (casimersen) Injection (“AMONDYS 45”) and ELEVIDYS, were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016, December 12, 2019, February 25, 2021 and June 22, 2023. Indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. ELEVIDYS addresses the root genetic cause of Duchenne mutations in the dystrophin gene that result in the lack of dystrophin protein by delivering a gene that codes for a shortened form of dystrophin to muscle cells known as ELEVIDYS micro-dystrophin. ELEVIDYS is approved for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

As of December 31, 2023, the Company had approximately $1,691.8 million of cash, cash equivalents, restricted cash and investments, consisting of $1,247.8 million of short-term investments, $428.4 million of cash and cash equivalents and $15.6 million of long-term restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

Segments

Management has determined that the Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases. The Company’s Chief Executive Officer (“CEO”), as the chief operating decision-maker, manages and allocates resources to the operations of the Company on a total company basis. The Company’s research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. The Company’s supply chain organization manages the development of the manufacturing processes, clinical trial supply and commercial product supply. The Company’s commercial organization is responsible for worldwide commercialization of EXONDYS 51, VYONDYS 53 and AMONDYS 45 and domestic commercialization of ELEVIDYS. The Company is supported by other back-office general and administration functions. Consistent with this decision-making process, the Company’s CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.

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

Cash Equivalents

Only investments that are highly liquid and readily convertible to cash and have original maturities of three months or less at the time of acquisition are considered cash equivalents.

Investments

Available-For-Sale Debt Securities

Available-for-sale debt securities are recorded at fair value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholder’s equity. Interest income and realized gains and losses are reported in other income (expense), net, on a specific identification basis. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, the net amount of which, along with interest and realized gains and losses, is included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Equity Investments

The Company’s equity investments include its strategic investments in both publicly traded and private biotechnology companies and are included in other non-current assets in the Company’s consolidated balance sheets. The strategic investment in the publicly traded biotechnology company has a readily determinable fair value and is carried at fair value. The strategic investments in the privately held biotechnology companies do not have readily determinable fair values and are measured at cost less any impairment, plus or minus changes resulting from observable price changes for the identical or a similar investment of the same issuer. Any change in the valuation of equity investments is recorded as a gain or loss on the Company’s consolidated statements of operations and comprehensive loss.

Accounts Receivable, Net

The Company’s accounts receivable, net arise from product sales. They are generally stated at the invoiced amount and do not bear interest.

The accounts receivable, net from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies in the U.S. as well as certain distributors in the European Union (“EU”), Brazil, Israel, the Middle East and Eastern Europe. The Company has had no material historical write-offs of its accounts receivable, net and its payment terms range from 60 to 100 days for sales within the U.S. and 60 and 150 days for the majority of product sales outside the U.S. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles or any specific issues. The Company provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2023, the credit profiles for the Company’s customers are deemed to be in good standing and an allowance for credit losses is not considered necessary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments, and accounts receivable, net. As of December 31, 2023, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of December 31, 2023, four entities accounted for 40%, 19%, 19% and 12% of accounts receivable, net, respectively. As of December 31, 2022, three entities accounted for 36%, 35% and 12% of accounts receivable, net, respectively.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS inventory used in clinical development programs is charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes.

The Company periodically analyzes its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Additionally, though the Company’s products are subject to strict quality control and monitoring the Company performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications. Expense incurred related to excess inventory, obsolete inventory, or inventories that do not meet the Company's quality specifications is recorded as a component of cost of sales in the Company's consolidated statements of operations and comprehensive loss.

For products which are under development and have not yet been approved by regulatory authorities, purchased drug product is charged to research and development expense upon delivery. Delivery occurs when the inventory passes quality inspection and ownership transfers to the Company. Nonrefundable advance payments for research and development activities, including production of purchased drug product, are deferred and capitalized until the goods are delivered. If the Company does not expect the goods to be delivered or services to be rendered, the capitalized advanced payment will be charged to expense.

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

Intangible assets

The Company’s intangible assets, consisting of in-licensed rights, patent costs and software licenses, are included within other non-current assets in the Company’s consolidated balance sheets.

The in-licensed rights primarily relate to agreements with BioMarin Pharmaceutical, Inc. (“BioMarin”), the University of Western Australia (“UWA”), the Research Institute at Nationwide Children’s Hospital (“NCH”), and Parent Project Muscular Dystrophy (“PPMD”). The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patents because the life of the related patents reflects the expected time period that the Company will benefit from the in-licensed rights.

Patent costs consist primarily of external legal costs, filing fees incurred to file patent applications and renewal fees on proprietary technology developed or licensed by the Company. Patent costs associated with applying for a patent, being issued a patent and annual renewal fees, costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Capitalized patent costs are amortized on a straight-line basis over the shorter of the estimated economic lives or the initial term of the patents, which is generally 20 years.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, intangible assets with definite lives and right of use (“ROU”) assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

Convertible Debt

The Company accounts for the liability and equity components of convertible debt instruments that can be settled in cash as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Simultaneously with the issuance of the Company's convertible senior notes due on November 15, 2024 (the “2024 Notes”) and convertible senior notes due on September 15, 2027 (the “2027 Notes”) in November 2017 and September 2022, respectively, the Company bought capped call options from certain counterparties to minimize the impact of potential dilution upon conversion. The premium for the capped call options was recorded as additional paid-in capital. For additional information related to the convertible debt transactions, please read Note 13, Indebtedness to the consolidated financial statements.

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

Product revenues

The Company distributes its products principally through its customers or sells directly to sites of care. When the product is distributed through customers, the customers subsequently resell the products to patients and health care providers. The Company provides right of return to the customers only in cases of shipping error or product defect and other limited rights. Product revenues are recognized when the customers take control of the products, which typically occurs upon delivery or shipment. For information related to revenues by product type and region, please read Note 7, Product Revenues, Net, Accounts Receivable, Net and Reserves for Product Revenues to the consolidated financial statements.

Variable Consideration

Product revenues are recorded at the net sales price (transaction price) which includes reserves for variable consideration such as: rebates and chargebacks, distribution fees, prompt pay discounts, patient assistance and return reserves. These reserves, representing the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contracts, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if no payments are required of the Company or a current liability if a payment is required of the Company. Where appropriate, the estimates reflect the Company’s historical experience, contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. Actual amounts may differ from the Company’s estimates. If actual results vary, these estimates are adjusted, which could have an effect on earnings in the period of adjustment.

Additional details relating to variable consideration are as follows:

•
Rebates and chargebacks: relating to governmental and commercial rebates and governmental chargebacks. Governmental rebates, including Medicaid-rebates relate to the Company’s estimated obligations to states under established reimbursement arrangements. The commercial rebates relate to arrangements the Company enters into with payors that provide for privately-negotiated rebates. Rebate reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses. Governmental chargebacks, including Public Health Services (“PHS”) chargebacks, relate to the Company’s estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices that the Company charges to wholesalers. The wholesaler charges the Company for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Chargeback reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and the Company generally issues credits for such amounts within a few weeks of receiving notification of resale from the wholesaler.
•
Distribution fees: relating to fees paid to customers in the distribution channel that provide the Company with inventory management, data and distribution services and are generally accounted for as a reduction of revenue. To the extent that the services received are distinct from the Company’s sale of products to the customers, these payments are accounted for as selling, general and administrative expenses. Reserves for distribution fees result in an increase in a liability if payments are required of the Company or a reduction of accounts receivable if no payments are required of the Company.
•
Prompt payment discounts: relating to the Company’s estimated obligations for credits to be granted to specialty pharmacies for remitting payment on their purchases within established incentive periods. Reserves for prompt payment discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.
•
Patient assistance: relating to financial assistance programs provided to qualified patients. Reserves for costs related to patient assistance programs are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses.
•
Return reserves: relating to the limited return rights the Company provides to customers. The Company records product return reserve, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether return reserves are required, including the patient population and the customers’ limited return rights, etc. Because of the pricing, the limited number of patients, and the customers’ limited return rights, most customers only carry a limited inventory. Based on these factors and the fact that the Company has not experienced significant product returns to date, return allowances are immaterial at December 31, 2023.

Collaboration revenue

The Company’s collaboration revenue is primarily generated from its collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For more information, please read Note 3, License and Collaboration Agreements. At the inception of a collaboration arrangement, the Company first assesses whether the contractual arrangement is within the scope of ASC Topic 808, Collaborative Arrangements to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC 606. If only a portion of the collaboration arrangement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, the

Company will (i) consider applying other GAAP, including by analogy, or (ii) if there is no appropriate analogy, consistently apply a reasonable and rational accounting policy election.

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

For the recognition of revenue associated with each performance obligation, if the Company determines ASC 606 is not appropriate to apply by analogy, the Company will apply a reasonable, rational and consistently applied accounting policy election to faithfully depict the transfer of services to the collaboration partner over the estimated performance period. Up-front payments from a collaboration partner are recognized as deferred revenue when received and recognized as revenue over the estimated performance period. Reimbursement payments from a collaboration partner associated with cost-sharing provisions in a collaboration arrangement are recognized as the related expense is incurred and classified as an offset to operating expenses. Revenue from product supply sold to collaboration partners under a collaboration arrangement via contract manufacturing is included as collaboration and other revenues on the consolidated statements of operations and comprehensive loss.

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

When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its drug candidates incurred in a given accounting period, and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries, benefits, stock-based compensation and related costs for personnel in the Company's executive, finance, legal, information technology, business development, human resources, commercial and other general and administrative functions. Other general and administrative expenses include an allocation of the Company's facility- and technology-related costs and professional fees for legal, consulting and accounting services.

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the years ended December 31, 2023, 2022 and 2021, advertising costs totaled $28.6 million, $14.6 million and $7.7 million, respectively.

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options, restricted stock units (“RSUs”), RSU shares with performance conditions (“PSUs”) and an employee stock purchase program (“ESPP”). The Company accounts for stock-based compensation using the fair value method.

The fair value of stock options are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair values of PSUs and RSUs are based on the fair market value of the Company’s common stock on the date of the grant. The fair value of stock awards, with consideration given to estimated forfeitures, is recognized as stock-based compensation expense on a straight-line basis over the vesting period of the grants. The Company estimates forfeitures over the requisite service period using historical forfeiture activity. For stock awards with performance-vesting conditions, the Company does not recognize compensation expense until it is probable that the performance condition will be achieved.

Additionally, the Company granted its CEO options with service and market conditions. A market condition relates to the achievement of a specified price of the Company’s common stock, a specified amount of intrinsic value indexed to the Company’s common stock or a specified price of the Company’s common stock in terms of other similar equity shares. The grant date fair value for the options with service and market conditions is determined by a lattice model with Monte Carlo simulations and is recognized as stock-based compensation expense on a straight-line basis over the respective derived service period.

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

Effective December 31, 2021, the Company adopted a policy to account for Global Intangible Low-Taxed Income (“GILTI”) as a period cost under the Tax Cuts and Jobs Act. In 2021, the Organization for Economic Co-operation and Development (“OECD”) released a framework for the fundamental reform of international tax rules. The framework provides for two primary “Pillars”; however, only Pillar Two, which provides for a global minimum corporate tax rate of 15%, is expected to be applicable to the Company (Pillar One is not expected to be applicable as the Company does not currently meet the turnover threshold - EUR 20 billion). In December 2022, Pillar Two was adopted by the Council of the European Union for implementation by European Union member states by December 31, 2023, with effect for tax years beginning in calendar year 2024. The OECD, and its member countries, continue to release new guidance on these rules and the Company is continuously evaluating the impact to its financial position. Currently, the global enactment of Pillar Two is not expected to materially impact the Company's effective tax rate or cash flows. However, the Company will continue to monitor and evaluate new legislation and guidance, which could change its current assessment.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the consolidated balance sheets as ROU assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize leases with terms of 12 months or less on the consolidated balance sheets. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its leases quarterly or on an as-needed basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term at lease commencement. The initial measurement of the lease liability is determined based on the future lease payments, which may include lease payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. Lease costs for operating leases are recognized on a straight-line basis over the lease term as an operating expense with unrecognized variable lease payments recognized as incurred. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Components of a lease are bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified is then allocated based on the relative standalone price to the lease and non-lease components. The Company adopted a practical expedient provided by ASC Topic 842, Leases, and elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. In contrast, the Company does not apply the practical expedient for leases embedded in manufacturing and supply agreements with certain of its contract manufacturing organizations and has instead allocated contract consideration between the lease and non-lease components based on their relative standalone price.

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

Contingent Consideration

Certain of the Company’s license and collaboration agreements include future payments that are contingent upon the receipt, or receipt and subsequent sale, of a Priority Review Voucher (“PRV”). The Company has concluded that these contingent payments represent embedded derivatives. The Company records a liability for such contingent payments at fair value on the date the agreements are effective. The Company estimates the fair value of contingent consideration derivatives through a valuation model that includes an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. Changes in the fair value of the contingent consideration derivatives can result from changes to one or multiple assumptions, including adjustments to the discount rates, the assumed development timeline and the probability of achievement of certain regulatory milestones. At least quarterly, or upon a material change to one or more of the assumptions discussed above, the Company assesses its contingent consideration derivatives and revalues as necessary. If a revaluation occurs, changes in the fair value of the Company’s contingent consideration derivatives are recognized in the Company’s consolidated statements of operations and comprehensive loss. Such changes are classified as other income (loss), net, which corresponds to the classification of any gain recognized upon the actual sale of a PRV.

Commitments and Contingencies

The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred as selling, general and administrative expenses.

Recent Accounting Pronouncements

Recently adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting

for Convertible Instruments and Contracts in an Entity's Own Equity.” This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the 2024 Notes or the 2027 Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. The Company elected to early adopt this guidance on January 1, 2021, using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change removed the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2021 increased the carrying amount of the convertible notes by $96.8 million, reduced accumulated deficit by $60.2 million and reduced additional paid-in capital by $157.0 million. The if-converted method for such instruments is used to compute diluted net earnings per share if and when profitability is achieved.

Recently issued

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company's fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

On December 21, 2019, the Company entered into a license, collaboration and option agreement with Roche and a stock purchase agreement (the “Roche Agreement”) with Roche, providing Roche with exclusive commercial rights to ELEVIDYS outside the U.S. The Company retains all rights to ELEVIDYS in the U.S. and will perform all development activities within the joint global development plan necessary to obtain and maintain regulatory approvals for ELEVIDYS in the U.S. and the EU, unless otherwise agreed to by the parties. Further: (i) research and development expenses incurred under the joint global development plan will be equally shared between the Company and Roche, (ii) Roche is solely responsible for all costs incurred in connection with any development activities (other than those within the joint global development plan) that are necessary to obtain or maintain regulatory approvals outside the U.S, and (iii) the Company will continue to be responsible for the manufacturing of clinical and commercial supplies of ELEVIDYS. The Company has also granted Roche options to acquire ex-U.S. rights to certain future Duchenne-specific programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost-sharing provisions. The agreement became effective on February 4, 2020. The Roche Agreement is governed by a joint steering committee (“JSC”) formed by representatives from Roche and the Company. The JSC, among other activities, manages the overall strategic alignment between the parties, approves any material update to the joint global development plan and budget and oversees the operations of the subcommittees.

The Company received an aggregate of approximately $1.2 billion in cash consideration from Roche, consisting of an up-front payment and an equity investment in the Company. The Company may receive up to $1.7 billion in development, regulatory and sales milestones related to ELEVIDYS. Upon commercial sale of ELEVIDYS outside of the U.S., the Company will become eligible to receive tiered royalty payments on net sales based on the average cost to manufacture ELEVIDYS. Of the $1.2 billion up-front cash received from Roche, (i) $312.1 million, net of issuance costs, was allocated to the approximately 2.5 million shares of the Company’s common stock issued to Roche based on the closing price when the shares were issued, (ii) $485.0 million was allocated to the Options, and (iii) $348.7 million was allocated to a single, combined performance obligation (“Combined Performance Obligation”) comprised of: (i) the license of IP relating to ELEVIDYS transferred to Roche, (ii) the related research and development services provided under the joint global development plan, (iii) the services provided to manufacture clinical supplies of ELEVIDYS, and (iv) the Company’s participation in the JSC, because the Company determined that the license of IP and related activities were not capable of being distinct from one another.

The value assigned to the Options is reflected as deferred revenue and will not be recognized until an option is either: (i) exercised by Roche, or (ii) expires. If exercised, the value will be aggregated with the option exercise price and recognized over the applicable performance period. If expired, the value will be recognized immediately. The Company recognizes revenue related to the Combined Performance Obligation on a straight-line basis over the expected performance period of the joint global development plan, which extended through the fourth quarter of 2023. Revenue relating to future development, regulatory and sales milestones will be recognized when the milestone is probable of achievement (which is typically when the milestone has occurred). Any royalties payable by Roche in the future will be recognized in the period earned.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $98.5 million, $89.2 million and $89.5 million of collaboration and other revenues, respectively, the majority of which relates to the amortization of the Combined Performance Obligation. As of December 31, 2023, the fair value allocated to Combined Performance Obligation was fully amortized.

As of December 31, 2023, the Company has total deferred revenue of $487.4 million, which is primarily associated with the Roche Agreement, of which $50.4 million is classified as current. Through 2023, no Options were exercised or expired. As such, deferred revenue related to the separate material rights for the Options remained unchanged at $485.0 million as of December 31, 2023 and 2022. On February 12, 2024, Roche declined to exercise a certain Option, which resulted in that Option's expiry and the immediate recognition of the value assigned to that Option as collaboration revenue. As such, the Company will recognize $48.0 million of collaboration revenue during the three months ended March 31, 2024 and as of December 31, 2023, this amount is appropriately classified as deferred revenue, current portion, on the Company's consolidated balance sheets.

In accordance with the Roche Agreement, the parties agreed to enter into a supply agreement with Roche in order to supply them with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). While the Supply Agreement is in the process of being negotiated, the Company delivered several batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. For the year ended December 31, 2023, the Company recognized $9.2 million of contract manufacturing revenue related to these shipments, with no similar activity for the years ended December 31, 2022 or 2021. This revenue is included in collaboration and other revenues in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, the Company recognized $1.8 million of inventory costs related to these shipments, which is included in costs of goods sold in the consolidated statements of operations and comprehensive loss. As of December 31, 2023, there was $7.1 million of contract manufacturing collaboration receivable included in other current assets on the consolidated balance sheets.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the years ended December 31, 2023, 2022 and 2021, costs reimbursable by Roche and reflected as a reduction to operating expenses were $106.9 million, $117.8 million and $90.5 million, respectively. As of December 31, 2023 and 2022, there was $29.8 million and $41.8 million of collaboration and other receivables included in other current assets on the consolidated balance sheets, respectively.

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

Upon signing the Genethon Collaboration Agreement, the Company made an up-front payment of $28.0 million, which was recorded as research and development expense in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. Additionally, for the years ended December 31, 2023, 2022 and 2021, the Company recorded $6.6 million, $3.5 million and $11.7 million, respectively, of research and development expense related to reimbursable development costs incurred by Genethon for Genethon Products. For the year ended December 31, 2021, the Company recorded $4.0 million of research and development expense related to milestone achievements, with no similar activity during for the years ended December 31, 2023 and 2022. No additional development or regulatory milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

Myonexus Therapeutics Inc.

In April 2019, the Company completed its acquisition of Myonexus Therapeutics, Inc. (“Myonexus”), a clinical-stage gene therapy biotechnology company that was developing gene therapies for LGMD for $178.3 million. The Company may also be required to make up to $200.0 million in additional payments to selling shareholders of Myonexus based on the achievement of certain sales-and regulatory- related milestones. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets (the five LGMD gene therapy programs). The Company determined that one regulatory-related milestone (not solely based on drug approval by the FDA) met the definition of a derivative and recorded a contingent consideration liability. As of December 31, 2023 and 2022, the contingent consideration liability was $37.7 million and $35.5 million, respectively. The changes in fair value are recorded within other income (expense), net, in the Company’s consolidated statements of operations and comprehensive loss. Please read Note 5, Fair Value Measurements for further information on the change in fair value of the contingent consideration liability.

Lacerta Therapeutics

In August 2018, the Company entered into a license, development and option agreement (the “Lacerta License Agreement”) and a Series A Preferred Stock Purchase Agreement (the “Lacerta Stock Purchase Agreement”) with Lacerta Therapeutics, Inc. (“Lacerta”). The Lacerta License Agreement was terminated on May 8, 2023. The Company is no longer liable for any remaining development, regulatory and sales milestones associated with the Pompe License and is no longer required to make tiered royalty payments based on net sales of the Pompe product subsequent to its commercialization following termination of the Lacerta License Agreement.

Under the Lacerta Stock Purchase Agreement, the Company purchased approximately 4.5 million shares of Series A preferred stock issued by Lacerta. Of the up-front payment of $38.0 million paid to Lacerta, $30.0 million was allocated to the Series A preferred stock investment and recorded as an other non-current asset in the accompanying consolidated balance sheets. Changes in the carrying value of the investment are reported as a component of earnings whenever there are triggering events that warrant impairment or observable price changes in orderly transactions for identical or similar investments of Lacerta in the future. For the year ended December 31, 2023, the Company fully wrote off its investment in Series A preferred stock of Lacerta and recorded an impairment loss of $30.0 million. For more information related to the Company's investment in Lacerta and the impairment incurred during the year ended December 31, 2023, please refer to Note 5, Fair Value Measurements.

Nationwide Children’s Hospital

In December 2016, the Company entered into an exclusive option agreement with Nationwide from which the Company obtained an exclusive right to acquire a worldwide license of the micro-dystrophin gene therapy technology for Duchenne and Becker muscular dystrophy. In October 2018, the Company exercised the option and entered into a license agreement with Nationwide, which granted the Company exclusive worldwide rights to develop, manufacture and commercialize a micro-dystrophin gene therapy product candidate. Under this agreement, the Company is liable for future regulatory milestone, sales milestone and sublicense payments as well as lower single-digit royalties upon commercialization.

In July 2021, the Company entered into an agreement with Nationwide, settling a dispute relating to a sublicense payment owed by the Company resulting from the up-front payment received from Roche under the Roche Agreement and paid Nationwide $38.0 million. As a result of this payment, the Company has no further financial obligations to Nationwide resulting from the up-front payment received under the Roche Agreement.

During the year ended December 31, 2023, the Company recorded $23.0 million as an in-licensed right intangible asset in its consolidated balance sheets, $10.0 million of which related to the regulatory approval of ELEVIDYS, and the remaining related to sales-based milestones as the Company determined that all sales-based milestones were achieved or were probable of being achieved. As of December 31, 2023, the in-licensed right asset with a net carrying value of $22.2 million is being amortized on a straight-line basis over the remaining life of the relevant patent. Royalty payments due to Nationwide associated with commercial sales of ELEVIDYS totaled $6.0 million for the year ended December 31, 2023 and were recorded as cost of sales in the accompanying consolidated statements of operations and comprehensive loss.

BioMarin Pharmaceutical, Inc.

In July 2017, the Company and UWA entered into a settlement agreement with BioMarin, and simultaneously entered into a license agreement, which was subsequently amended in April 2019 (the “BioMarin Agreement”), with BioMarin and Academisch Ziekenhuis Leiden (collectively with the Company, UWA and BioMarin, the “Settlement Parties”). The BioMarin Agreement provides the Company with an exclusive license to certain intellectual property with an option to convert the exclusive license into a co-exclusive license and the Settlement Parties agreed to stop most existing efforts to continue with ongoing litigation and opposition and other administrative proceedings concerning BioMarin’s intellectual property. BioMarin is also eligible to receive tiered royalty payments, ranging from 4% to 8%, based on the net sales for the three products and product candidates.

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

As a result of the execution of the license agreement with BioMarin, the Company recorded an in-licensed right intangible asset of $6.6 million in its consolidated balance sheets as of December 31, 2017, representing the fair value of the U.S. license to BioMarin’s intellectual property. The intangible asset is being amortized on a straight-line basis over the remaining life of the patent and has a carrying value of $2.3 million as of December 31, 2023.

The FDA approval of AMONDYS 45 in February 2021 resulted in a settlement charge to BioMarin of $10.0 million during the year ended December 31, 2021 and was expensed as incurred. For the years ended December 31, 2023, 2022 and 2021, the Company recognized royalty expense of $17.6 million, $30.4 million and $31.4 million, respectively, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, no other regulatory milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

University of Western Australia

In April 2013, the Company and UWA entered into an amendment to an existing exclusive license agreement relating to the treatment of Duchenne by inducing the skipping of certain exons. The agreement was further amended in June 2016. Under the amended agreement, the Company may be obligated to make payments to UWA totaling up to $26.0 million upon the achievement of certain development, regulatory and sales milestones. Additionally, the Company is required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed under the agreements with UWA. Corresponding to the FDA approval of EXONDYS 51 in 2016, VYONDYS 53 in 2019, and AMONDYS 45 in 2021, the Company recorded milestone payments of $1.0 million, $0.5 million and $0.5 million as in-licensed right intangible assets in its consolidated balance sheets, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patents and have a combined carrying value of $0.7 million as of December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $11.8 million, $10.5 million and $7.7 million in royalty expense, respectively, which is included in cost of sales, related to agreements with UWA. For the year ended December 31, 2023, no other development, regulatory or sales milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $34.8 million in research milestone payments. Under these agreements, there are $165.8 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and tiered royalty payments based on the sales of the developed products upon commercialization.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $5.1 million, $6.0 million, and $3.0 million in research, option and milestone expense as research and development expense in the accompanying consolidated statements of operations and comprehensive loss, respectively. For the years ended December 31, 2023 and 2022, the Company exercised options in a research and option agreement and recognized $7.5 million and $8.5 million, respectively, of up-front expense as research and development expense in the accompanying consolidated statements of operations and comprehensive loss, separately from the research, option and milestone expense listed above. No option exercise payments were made during the year ended December 31, 2021.

Milestone Obligations

Including the agreements discussed above, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of December 31, 2023, the Company may be obligated to make up to $3.2 billion of future development, regulatory, commercial, and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of December 31, 2023, which are discussed above. For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $13.2 million, $32.6 million and $50.3 million relating to certain up-front, milestone, settlement and other payments as research and development expense, respectively, under these agreements.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In June 2023, the Company entered into an agreement to sell the rare pediatric disease Priority Review Voucher (the “ELEVIDYS PRV”) it received from the FDA in connection with the approval of ELEVIDYS for consideration of $102.0 million, with no commission costs. The closing of the transaction was not subject to the conditions set forth under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and closed in June 2023. The net proceeds were recorded as a gain from sale of the ELEVIDYS PRV during the year ended December 31, 2023 as it did not have a carrying value at the time of the sale.

In February 2021, the Company entered into an agreement to sell the rare pediatric disease PRV it received from the FDA in connection with the approval of AMONDYS 45 (the “AMONDYS 45 PRV”) for consideration of $102.0 million, with no commission costs. Following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in April 2021, the Company completed its sale of the AMONDYS 45 PRV. The net proceeds were recorded as a gain from sale of the AMONDYS 45 PRV during the year ended December 31, 2021 as it did not have a carrying value at the time of the sale.

5. FAIR VALUE MEASUREMENTS

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$63,919	$63,919	$—	$—
Commercial paper	113,362	—	113,362	—
Government and government agency bonds	1,001,137	—	1,001,137	—
Corporate bonds	130,380	—	130,380	—
Strategic investments	6,527	5,527	—	1,000
Certificates of deposit	56,621	—	56,621	—
Total assets	$1,371,946	$69,446	$1,301,500	$1,000

Liabilities
Contingent consideration	$38,100	$—	$—	$38,100
Total liabilities	$38,100	$—	$—	$38,100

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$467,553	$467,553	$—	$—
Commercial paper	211,369	—	211,369	—
Government and government agency bonds	807,540	—	807,540	—
Corporate bonds	125,741	—	125,741	—
Strategic investments	31,321	321	—	31,000
Certificates of deposit	42,745	—	42,745	—
Total assets	$1,686,269	$467,874	$1,187,395	$31,000

Liabilities
Contingent consideration	$36,900	$—	$—	$36,900
Total liabilities	$36,900	$—	$—	$36,900

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds and a $5.5 million strategic investment in a biotechnology company that became publicly traded on the Nasdaq Global Market (the “Nasdaq”) during the year ended December 31, 2023. The Company's $5.5 million strategic investment is included in other non-current assets in the Company's consolidated balance sheets, with changes in fair value being recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain of the short-term investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the consolidated balance sheets as of December 31, 2023 and 2022.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in a private biotechnology company whose fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement.

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

The Company assesses its financial assets measured at fair value on a recurring basis and transfers its financial assets between the relevant fair value hierarchies at the end of each reporting period, as needed. During the year ended December 31, 2023, the Company's strategic investment in a formerly private biotechnology company transferred into Level 1 from Level 3 as a result of the biotechnology company's listing on the Nasdaq. There were no additional transfers into or out of Level 3 during the year ended December 31, 2023. The following table represents a roll-forward of the fair value of Level 3 financial assets for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Fair value, beginning of year	$31,000	$32,412
Additions	4,000	1,163
Transfers out of Level 3	(4,000)	—
Changes in estimated fair value	(30,000)	(2,575)
Fair value, end of year	$1,000	$31,000

During the year ended December 31, 2023, the Company impaired its investment in Series A preferred stock of Lacerta after comparing the fair value of the Lacerta strategic investment to its carrying value, resulting in an impairment loss of $30.0 million. The Company's assessment considered entity-specific impairment indicators, such as the future business prospects of Lacerta's existing programs and expected future cash flows. The fair value as of December 31, 2023 was estimated based on the expectation that the Company would realize no future cash flows associated with its investment in Lacerta. The impairment loss is included in other income (expense), net within the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, the company recorded impairment losses of $2.6 million and $4.5 million, respectively, related to its strategic investments.

The following table represents a roll-forward of the fair value of Level 3 financial liabilities for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Fair value, beginning of year	$36,900	$43,600
Additions	—	—
Liabilities terminated	(800)	—
Changes in estimated fair value, net	2,000	(6,700)
Fair value, end of year	$38,100	$36,900

A net increase of $1.2 million and a net decrease of $6.7 million were recorded during the years ended December 31, 2023 and December 31, 2022, respectively, to account for the change in fair value and termination of liabilities of the Company's existing contingent consideration liabilities. These changes, which are recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss, were a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the discount rate utilized to determine the present value of future payments to be made, the probability of success of the underlying programs and the approval date of the underlying programs, partially offset by the termination of a license agreement with an academic institution during the year ended December 31, 2023. As of December 31, 2023 and 2022, the remaining contingent consideration was recorded as a non-current liability on the Company's consolidated balance sheets.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximated fair value because of the immediate or short-term maturity of these financial instruments. For fair value information related to the Company’s debt facilities, please read Note 13, Indebtedness.

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the consolidated balance sheets for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Money market funds	$63,919	$467,553
Commercial paper	53,680	33,190
Government and government agency bonds	—	128,451
Corporate bonds	—	3,157
Total	$117,599	$632,351

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted-average maturity of the Company's available-for-sale securities was approximately five and four months as of December 31, 2023 and 2022, respectively.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$374,750	$—	$—	$374,750
Commercial paper	113,362	—	—	113,362
Government and government agency bonds	1,000,302	1,006	(171)	1,001,137
Corporate bonds	130,270	118	(8)	130,380
Certificates of deposit	56,621	—	—	56,621
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250
As reported:
Cash and cash equivalents	$428,430	$—	$—	$428,430
Short-term investments	1,246,875	1,124	(179)	1,247,820
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$801,979	$—	$—	$801,979
Commercial paper	211,369	—	—	211,369
Government and government agency bonds	808,904	178	(1,542)	807,540
Corporate bonds	126,014	9	(282)	125,741
Certificates of deposit	42,745	—	—	42,745
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374
As reported:
Cash and cash equivalents	$966,768	$9	$—	$966,777
Short-term investments	1,024,243	178	(1,824)	1,022,597
Total cash, cash equivalents and investments	$1,991,011	$187	$(1,824)	$1,989,374

7. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with EXONDYS 51, AMONDYS 45 and VYONDYS 53 (collectively, the “PMO Products”) and ELEVIDYS consisted of the following:

	For the Year Ended December 31,
	2023	2022
	(in thousands)
PMO Products
United States	$797,944	$747,101
Rest of World	146,576	96,668
Total PMO product revenues, net	$944,520	$843,769
ELEVIDYS
United States	200,356	—
Total ELEVIDYS product revenues, net	$200,356	$—
Total product revenues, net	$1,144,876	$843,769

Net product revenues within the U.S. exceeded 90% of total net product revenues for the year ended December 31, 2021. No individual country outside the U.S. exceeded 10% of total net product revenues for any of the years ended December 31, 2023, 2022 and 2021.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
Product revenues, net
Customer 1	41%	48%	48%
Customer 2	26%	33%	39%
Customer 3	*	*	10%

* Customer did not exceed 10% of the Company's net product revenues within the applicable year.

As of December 31, 2023 and December 31, 2022, the Company's accounts receivable, net were $400.3 million and $214.6 million, respectively, which related to product sales receivable, net of discounts and allowances. As of December 31, 2023, the Company believes its largest customers are of high credit quality and has not experienced any material credit losses related to such customers. Please refer to Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements for discussion of the credit risk associated with accounts receivable, net.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2021	$799	$60,506	$2,798	$6,363	$70,466
Provision	12,446	108,514	12,904	47,654	181,518
Adjustments relating to prior year	—	(5,679)	—	30	(5,649)
Payments/credits	(12,828)	(95,848)	(12,359)	(30,602)	(151,637)
Balance, as of December 31, 2022	$417	$67,493	$3,343	$23,445	$94,698
Provision	44,191	129,724	15,067	69,664	258,646
Adjustments relating to prior year	536	(5,103)	—	—	(4,567)
Payments/credits	(17,658)	(93,920)	(14,579)	(57,848)	(184,005)
Balance, as of December 31, 2023	$27,486	$98,194	$3,831	$35,261	$164,772

The following table summarizes the total reserves above included in the Company’s consolidated balance sheets for the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Reduction to accounts receivable, net	$64,697	$25,914
Component of accrued expenses	100,075	68,784
Total reserves	$164,772	$94,698

8. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Raw materials	$133,963	$59,181
Work in progress	318,458	269,185
Finished goods	61,806	38,147
Total inventory	$514,227	$366,513

No material inventory reserves existed as of December 31, 2023 or 2022. The Company classifies inventory associated with its PMO Products as non-current inventory when consumption of the inventory is expected beyond the Company's normal PMO Product inventory operating cycle of two years. Non-current inventory consists of raw materials and work in progress associated with the PMO Products.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Balance sheet classification
Inventory	$322,859	$203,968
Non-current inventory	191,368	162,545
Total inventory	$514,227	$366,513

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Manufacturing-related deposits and prepaids	$102,181	$66,455
Collaboration and other receivables	29,786	41,758
Prepaid maintenance services	11,281	9,815
Prepaid clinical and pre-clinical expenses	10,280	11,237
Tax-related receivables and prepaids	6,862	1,903
Prepaid insurance	3,352	3,717
Interest receivable	2,731	3,311
Prepaid commercial expenses	2,729	2,947
Prepaid research expenses	2,512	1,927
Other	8,181	6,821
Total other current assets	$179,895	$149,891

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Manufacturing-related deposits and prepaids	$74,204	$97,409
Intangible assets, net	29,620	7,578
Restricted cash*	15,579	19,024
Strategic investments	6,527	31,321
Prepaid maintenance services	5,466	3,403
Prepaid clinical expenses	2,133	2,150
Other	3,242	2,084
Total other non-current assets	$136,771	$162,969

* The Company had approximately $15.6 million and $19.0 million in restricted cash included in other non-current assets on the Company's consolidated balance sheets as of December 31, 2023 and 2022, respectively. Restricted cash for both years relates to (i) letters of credit established under the Company's various property leases that serve as security for potential future default of lease payments, (ii) a letter of credit established under a certain commercial supply agreement and (iii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or use for general obligations.

10. PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes components of property and equipment, net, for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Lab and manufacturing equipment	$108,101	$91,806
Leasehold improvements	99,989	97,328
Construction in progress	91,089	23,587
Software and computer equipment	50,179	47,573
Building and improvements	48,063	47,942
Furniture and fixtures	9,339	9,313
Land	5,183	5,183
Land improvements	4,988	4,988
Office equipment	1,193	1,193
Property and equipment, gross	418,124	328,913
Less: accumulated depreciation	(190,970)	(148,876)
Property and equipment, net	$227,154	$180,037

For the years ended December 31, 2023, 2022 and 2021, depreciation expense totaled $42.5 million, $40.0 million, and $36.6 million, respectively.

11. INTANGIBLE ASSETS, NET

The following table summarizes the components of the Company’s intangible assets for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
In-licensed rights	$32,673	$8,573
Patents	4,889	5,106
Software licenses	302	302
Intangible assets, gross	37,864	13,981
Less: accumulated amortization	(8,244)	(6,403)
Intangible assets, net	$29,620	$7,578

The in-licensed rights relate to agreements with UWA, Nationwide, BioMarin and PPMD. For the year ended December 31, 2023, the Company had $24.1 million in additions of in-licensed rights, which are being amortized on a straight-line basis over the remaining life of the related patent because the life of the related patent reflects the expected time period that the Company will benefit from the in-licensed right. The weighted-average remaining amortization period for the in-licensed rights additions during 2023 is 13.8 years. For more information related to the Company's in-licensed rights related to its license or settlement agreements with Nationwide, BioMarin and UWA, please refer to Note 3. License and Collaboration Agreements. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $1.9 million, $1.9 million, and $1.4 million, respectively, of amortization expense related to intangible assets.

The following table summarizes the estimated future amortization for intangible assets:

As of December 31, 2023
(in thousands)
2024	$2,717
2025	2,660
2026	2,528
2027	2,458
2028	2,377
Thereafter	16,880
Total	$29,620

12. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Product revenue related reserves	$100,075	$68,784
Accrued employee compensation costs	78,732	65,946
Accrued clinical and pre-clinical costs	34,669	28,884
Accrued contract manufacturing costs	33,024	202,173
Accrued professional fees	17,187	12,061
Accrued income taxes	13,766	12,521
Accrued royalties	12,070	8,636
Accrued milestone and license expense	11,375	7,702
Accrued interest expense	4,395	4,956
Accrued collaboration cost-sharing	1,076	2,019
Other	8,628	5,314
Total accrued expenses	$314,997	$418,996

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

The holders of the 2027 Notes may convert their 2027 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company's common stock, as described in the indenture agreement; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, March 15, 2027 until the close of business on the second trading day immediately before the maturity date.

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

2022 Capped Call Transactions

In connection with the issuance of the 2027 Notes, the Company entered into privately negotiated capped call transactions with counterparties intended to minimize the impact of potential dilution upon conversion of the 2027 Notes (the “2022 Capped Calls”). The 2022 Capped Calls have an initial strike price of approximately $141.97 per share, which corresponds to the initial conversion price of the 2027 Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2027 Notes and have a cap price of approximately $210.32 per share. The 2022 Capped Calls cover, subject to anti-dilution adjustments, 8,100,485 shares of the Company’s common stock, which is the same number of shares of the Company’s common stock initially underlying the 2027 Notes. If, upon conversion of the 2027 Notes, the price of the Company’s common stock is between the strike price and the cap price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value equal to the difference between the price of the Company’s common stock at the conversion date and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped calls being exercised. The Company paid $127.3 million for the 2022 Capped Calls, which was initially recorded to additional paid-in capital within the consolidated balance sheets as of December 31, 2022.

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

The holders of the 2024 Notes may convert their 2024 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2017, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company's common stock, as described in the indenture agreement; and (4) at any time from, and including, May 15, 2024 until the close of business on the scheduled trading day immediately before the maturity date.

The 2024 Notes are not redeemable by the Company prior to the maturity date. Holders of the 2024 Notes, however, have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of its respective principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the indenture agreement for the 2024 Notes. The 2024 Notes contain customary covenants and events of default, occurrence of which permits the holders to accelerate all outstanding obligations, including principal and interest.

2017 Capped Call Transactions

In connection with the issuance of the 2024 Notes, the Company entered into privately negotiated capped call transactions with counterparties intended to minimize the impact of potential dilution upon conversion of the 2024 Notes (the “2017 Capped Calls”). The 2017 Capped Calls have an initial strike price of approximately $73.42 per share, which corresponds to the initial conversion price of the 2024 Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2024 Notes, and have a cap price of approximately $104.88 per share. The 2017 Capped Calls initially covered, subject to anti-dilution adjustments, 7,763,970 shares of the Company’s common stock, which is the same number of shares of the Company’s common stock initially underlying the 2024 Notes. If, upon conversion of the 2024 Notes, the price of the Company’s common stock is between the strike price and the cap price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value equal to the difference between the price of the Company’s common stock at the conversion date and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped calls being exercised. The Company paid $50.9 million for the 2017 Capped Calls, which was initially recorded to additional paid-in capital within the consolidated balance sheets as of December 31, 2017.

2024 Notes Repurchase and Exchange

In connection with the issuance of the 2027 Notes, on September 14, 2022, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2024 Notes (the “2024 Notes Repurchase”). The holders exchanged $150.6 million in aggregate principal value of 2024 Notes held by them for an aggregate payment of $248.6 million for full settlement of the principal value and accrued interest on such date. The repurchase was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for as a debt extinguishment. The Company accounted for the debt extinguishment by recognizing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt as loss on debt extinguishment. Accordingly, on the repurchase date, the Company: (i) reduced the carrying value of repurchased 2024 Notes by $149.3 million, (ii) eliminated accrued interest of $0.8 million, and (iii) recorded $98.5 million of debt extinguishment expense which was included in the loss on debt extinguishment within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

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

Accordingly, on the Exchange Date, the Company: (i) reduced the carrying value of the 2024 Notes by $311.5 million, (ii) eliminated accrued interest of $1.5 million, and (iii) recorded a loss on debt extinguishment of $387.3 million, inclusive of the $6.9 million in third-party debt conversion costs, which is included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. The outstanding principal balance of the 2024 Notes as of December 31, 2023 is approximately $105.8 million, which is convertible into approximately 1.4 million shares of Company common stock.

2017 Capped Calls Partial Settlements

As a result of the 2024 Notes Exchange and the 2024 Notes Repurchase, in March 2023 and September 2022, respectively, the Company entered into agreements with the 2017 Capped Calls counterparties to terminate a portion of the 2017 Capped Calls in a notional amount corresponding to the principal amount of the 2024 Notes exchanged and repurchased and received $80.6 million and $26.3 million, respectively, in cash from the counterparties, which was initially recorded to additional paid-in capital within the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Termination of 2019 Term Loan

On September 16, 2022, using proceeds received from the issuance of the 2027 Notes described above, the Company prepaid in full all of its amounts outstanding with respect to the December 2019 term loan with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP (the “December 2019 Term Loan”) and repaid in full all obligations due. The aggregate payoff amount was approximately $585.5 million, which includes $550.0 million of principal, additional loan consideration and premiums of $25.4 million, and accrued interest of $10.1 million through the repayment date. The loss on debt extinguishment was $26.9 million, and is included in the loss on debt extinguishment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

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

The capped calls are indexed solely to the Company’s common stock and classified in stockholders’ equity since the Company retains the right to receive shares if there is an exercise of the capped call options. The premiums paid for the capped call options, equal to their fair value at inception, were recorded as a reduction to additional paid-in capital.

Total Debt Obligations

As of December 31, 2023 and 2022, the Company recorded approximately $1,132.5 million and $1,544.3 million as long-term debt on the consolidated balance sheets. The Company reclassified the balance of $105.5 million of 2024 Notes from long-term debt to current liabilities on its consolidated balance sheets as of December 31, 2023 as the 2024 Notes mature in less than twelve months. All debt as of December 31, 2022 was long-term in nature.

The following table summarizes the Company’s debt facilities for the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Principal amount of the 2024 Notes	$105,847	$419,371
Principal amount of the 2027 Notes	1,150,000	1,150,000
Unamortized discount - debt issuance costs of 2024 Notes	(364)	(3,059)
Unamortized discount - debt issuance costs of 2027 Notes	(17,485)	(22,020)
Net carrying value of the convertible notes	1,237,998	1,544,292

Fair value of 2024 Notes	$144,833	$765,046
Fair value of 2027 Notes	1,172,276	1,308,482
Total fair value of debt facilities	$1,317,109	$2,073,528

For the years ended December 31, 2023, 2022 and 2021, the Company recorded $22.0 million, $53.2 million and $63.5 million of interest expense, respectively. Total interest expense for the years ended December 31, 2023, 2022 and 2021 is inclusive of $5.2 million, $7.5 million and $7.6 million of amortization of debt discounts, respectively. The fair values of the 2027 Notes and 2024 Notes are based on open market trades and are classified as Level 1 in the fair value hierarchy.

The following table summarizes the total principal and contractual interest payments due under the Company’s debt arrangements:

	As of December 31, 2023
	Principal	Interest	Total Payments
	(in thousands)
2024	$105,847	$15,963	$121,810
2025	—	14,375	14,375
2026	—	14,375	14,375
2027	1,150,000	14,375	1,164,375
Total payments	$1,255,847	$59,088	$1,314,935

14. EQUITY

In October 2021, the Company issued approximately 7.1 million shares of common stock through an underwritten public offering. The offering price was $81.00 per share. The Company received net proceeds of approximately $548.5 million from the offering, net of commission and offering expenses of approximately $26.5 million.

15. STOCK-BASED COMPENSATION

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 ESPP”) which authorized 0.3 million shares of common stock available to be issued. In June 2016, 2019 and 2023, the Company’s stockholders approved an additional 0.3 million, 0.5 million and 0.3 million shares, respectively, of common stock available for issuance under the 2013 ESPP. As of December 31, 2023, 0.3 million shares of common stock remain available for future grant under the 2013 ESPP.

In September 2014, the Company initiated the 2014 Employment Commencement Incentive Plan (the “2014 Plan”). The 2014 Plan, which authorized 0.6 million shares of common stock to be issued and allows for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), RSUs, performance shares and performance units. As of December 31, 2023, 7.0 million shares have been added to the Company's 2014 Plan. As of December 31, 2023, 0.6 million shares of common stock remain available for future grant under the 2014 Plan.

In June 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan, which authorized 2.9 million shares of common stock to be issued, allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. In June 2020, June 2022 and June 2023, an additional 3.8 million, 2.5 million and 2.5 million shares of common stock, respectively, were approved by the Company’s stockholders and added to the 2018 Plan. As of December 31, 2023, together with the roll-over shares from the Company’s 2011 Equity Incentive Plan, 5.1 million shares of common stock remain available for future grant under the 2018 Plan.

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

The fair values of stock options granted during the periods presented are measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

For the Year Ended December 31,
	2023	2022	2021
Risk-free interest rate (1)	3.5 - 4.9%	1.6 - 4.2%	0.4 - 1.3%
Expected dividend yield (2)	—	—	—
Expected term (3)	5.23 years	5.09 years	4.99 years
Expected volatility (4)	46.8 - 63.2%	52.4 - 72.9%	60.1 - 70.8%

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

The following table summarizes the Company’s stock option activity for the period indicated:

	For the Year Ended December 31, 2023
		Weighted-Average
	Shares	Exercise Price
Grants outstanding at beginning of the period	9,130,140	$70.04
Granted	1,186,399	147.71
Exercised	(528,909)	76.68
Cancelled and forfeited	(204,935)	103.74
Grants outstanding at end of the period	9,582,695	$78.57

Grants exercisable at end of the period	5,951,953	$70.91
Grants vested and expected to vest at end of the period	9,216,033	$77.01

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $70.94, $48.82 and $48.16, respectively.

		Weighted-Average
	Aggregate	Remaining
	Intrinsic Value	Contractual
	(in thousands)	Life (Years)
Options outstanding at December 31, 2023	$288,119	5.7
Options exercisable at December 31, 2023	$202,405	4.9
Options vested and expected to vest at December 31, 2023	$285,706	5.5

The following table summarizes the Company’s shares vested and stock options exercised for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Aggregate grant date fair value of shares vested	$142,692	$140,889	$79,068
Aggregate intrinsic value of stock options exercised	$29,711	$12,150	$10,622

Grant Modification

In June 2017, the Company granted its CEO 3,300,000 options with service and market conditions which were subject to a five-year cliff vesting schedule. On April 19, 2022 (the “Effective Date”), the Company entered into an agreement with its CEO to modify the vesting conditions of the options (the “Amendment”). Under the Amendment, one-third of the options vested (the “Vested Tranche”) on the Effective Date with no required service or market conditions. Subject to the CEO's continued service through each applicable vesting date and the compound annual growth rate of the Company's common stock exceeding that of the Nasdaq Biotech Index in varying percentages, the remaining two-thirds of the options (the “Unvested Tranche”) shall vest in varying increments at any time between the Effective Date and June 26, 2025 (the “Measurement Period”) when (and if) the average of the closing price of the Company’s common stock during any consecutive 20 trading day period during the Measurement Period reaches certain pre-determined target stock prices. Additionally, the CEO is subject to a one-year post-exercise restriction to sell, transfer or dispose shares acquired upon the exercise of any options that vest after deduction of any shares withheld or sold to pay the applicable aggregate exercise price and/or withholding taxes.

To determine the incremental compensation cost of the modification, the fair value of the modified awards was compared to the fair value of the original awards measured immediately before its terms or conditions were modified. As the Vested Tranche became immediately vested on the Effective Date, the post-modification fair value for the Vested Tranche is based on the Black-Scholes-Merton option-pricing model, while the pre-modification fair value is based on a lattice model with Monte Carlo simulations.

The Unvested Tranche represents awards with market conditions only. Both the pre- and post-modification fair values for the Unvested Tranche are determined by a lattice model with Monte Carlo simulations. The incremental compensation costs related to varying increments of the Unvested Tranche will be recognized as stock-based compensation expense over their respective derived service periods, an output from the Monte Carlo simulation, and were fully recognized over a 1.3-year period from the Effective Date. The aggregate incremental cost of the modification of the CEO's awards was $123.3 million.

During both the years ended December 31, 2023 and 2022, respectively, 550,110 options relating to the Unvested Tranche became vested as they met the conditions for vesting as a result of the average closing price of the Company's common stock exceeding $128.65 and $105.74 during 20 consecutive trading days and the compound annual growth rate of the Company's common stock exceeding that of the Nasdaq Biotech Index by greater than 5%. Accordingly, all previously unrecognized expense associated with these options was immediately recognized. For the years ended December 31, 2023 and 2022, the Company recorded $13.4 million and $109.9 million as stock-based compensation expense relating to the CEO’s awards, respectively. As of December 31, 2023, the Unvested Tranche was fully expensed.

Excluding the options with market and service conditions granted to the Company’s CEO, the remaining stock options granted during the periods presented in the table have only service-based criteria and vest over four years.

Restricted Stock Units

The Company grants RSUs to members of its board of directors and employees. The following table summarizes the Company’s RSU activity for the period indicated:

	For the Year Ended December 31, 2023
			Weighted-Average
			Grant Date
	Shares		Fair Value
Grants outstanding at beginning of the period	1,829,632	(1)	$93.59
Granted	1,165,925	(2)	151.20
Vested	(644,614)		93.69
Forfeited	(110,439)		112.27
Grants outstanding at end of the period	2,240,504		$120.17

(1) Included in RSUs outstanding at the beginning of the year ended December 31, 2023 are 38,500 shares of PSUs (the “March 2022 PSUs”) with performance conditions related to regulatory approval of the Company’s product candidates.

(2) Included in RSUs granted during the year ended December 31, 2023 are 502,225 shares with performance conditions (the “March 2023 PSUs”), which are related to regulatory approval of certain of the Company's product candidates and achievement of a certain financial performance target.

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $85.39 and $85.32, respectively. The fair values of RSUs vested during the years ended December 31, 2023, 2022 and 2021 totaled $82.6 million, $33.1 million and $23.1 million, respectively.

As a result of the regulatory approval of ELEVIDYS in June 2023 and the achievement of the Company's financial performance target during the year ended December 31, 2023, the March 2023 PSUs became eligible for vesting and, as a result, the Company recorded stock-based compensation expense of $26.3 million. Vesting of the March 2023 PSUs is contingent on the fulfillment of remaining service conditions. The maximum remaining expense associated with the March 2023 PSUs, excluding forfeitures, is $48.5 million. The associated expense will be recognized over approximately the next 1.2 years.

As of December 31, 2023, the performance conditions for the March 2022 PSUs were deemed not probable of being achieved, and as such, no stock-based compensation related to these PSUs was recognized. If the performance conditions of the March 2022 PSUs are met within the required time frame, the Company may recognize up to $3.3 million of stock-based compensation expense, excluding forfeitures. The remaining RSUs granted during the periods presented in the table have only service-based criteria and vest over four years.

2013 Employee Stock Purchase Plan

Under the Company’s 2013 ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The 24-month offering period will end between February 29, 2024 and August 31, 2025. The following table summarizes the Company’s ESPP activity for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
Number of shares purchased	153,027	115,124	111,171
Proceeds received (in millions)	$10.8	$7.5	$7.8

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense by function included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and development	$82,489	$61,293	$50,526
Selling, general and administrative	100,025	171,725	63,417
Total stock-based compensation	$182,514	$233,018	$113,943

The following table summarizes stock-based compensation expense by grant type included within the consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Stock options	$79,472	$174,868	$68,995
Restricted stock units	97,808	52,601	40,055
Employee stock purchase plan	5,234	5,549	4,893
Total stock-based compensation	$182,514	$233,018	$113,943

As of December 31, 2023, there was $260.7 million of total unrecognized stock-based compensation expense related to the Company’s stock-based compensation plans, including estimated forfeitures. The expense is expected to be recognized over a weighted-average period of approximately three years. Of this amount, $110.3 million related to options with service conditions only, $6.6 million related to RSUs with certain performance conditions not met and the remaining $143.8 million related to restricted stock units with service conditions only.

16. 401(K) PLAN

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

Expense related to the Plan totaled $8.8 million, $6.5 million and $5.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

17. OTHER (LOSS) INCOME, NET

The following table summarizes other (loss) income, net for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Interest expense	$(22,010)	$(53,248)	$(63,525)
Interest income	36,257	16,488	354
Accretion of investment discount, net	49,712	11,235	157
(Loss) gain on contingent consideration, net*	(1,200)	6,700	7,200
Impairment of strategic investments	(30,321)	(2,575)	(4,488)
Other, net	617	(6,921)	(936)
Other income (expense), net	$33,055	$(28,321)	$(61,238)
Loss on debt extinguishment	(387,329)	(125,441)	—
Gain from sale of Priority Review Voucher	102,000	—	102,000
Total other (loss) income, net	$(252,274)	$(153,762)	$40,762

* The (loss) gain on contingent consideration, net is related to the fair value adjustment of the regulatory-related contingent payments that are accounted for as derivatives. Please see Note 5. Fair Value Measurements for further details.

18. INCOME TAXES

The following table summarizes the loss before the provision (benefit) for income taxes by jurisdiction for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$(238,660)	$(251,384)	$(47,633)
Foreign	(281,438)	(438,579)	(371,315)
Total	$(520,098)	$(689,963)	$(418,948)

The following table summarizes provision (benefit) for income taxes in the accompanying consolidated financial statements for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current provision:
Federal	$4,180	$—	$—
State	11,111	13,193	(40)
Foreign	753	944	181
Total current provision	16,044	14,137	141
Deferred benefit:
Federal	—	—	—
State	—	—	—
Foreign	(165)	(612)	(309)
Total deferred benefit	(165)	(612)	(309)
Total income tax expense (benefit)	$15,879	$13,525	$(168)

The following table summarizes the reconciliation between the Company’s effective tax rate and the statutory income tax rate for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
Federal income tax rate	21.0%	21.0%	21.0%
State taxes	(7.7)	4.1	0.4
Research and development tax credits	28.3	6.9	10.0
Valuation allowance	(13.7)	(14.7)	(9.8)
Permanent differences	(0.2)	(1.1)	(0.3)
Stock-based compensation	(2.0)	(1.5)	(3.4)
Excess benefit stock deductions	1.6	0.3	0.4
Foreign rate differential	(11.3)	(13.2)	(18.4)
Non-deductible repurchase premium	—	(2.2)	—
Non-deductible premium on note conversion	(15.3)	—	—
Other	(3.8)	(1.6)	0.1
Effective tax rate	(3.1)%	(2.0)%	(0.0)%

The significant items impacting the Company’s effective tax rate for each of the periods primarily includes state taxes, research and development tax credits, valuation allowance and foreign rate differential. For the year ended December 31, 2023, the

Company's effective tax rate was also significantly impacted by the $379.9 million non-deductible premium paid on the conversion of the 2024 Notes.

The following table summarizes the deferred tax assets and liabilities for each of the periods indicated:

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$154,948	$241,826
Difference in depreciation and amortization	36,611	39,725
Research and development tax credits	374,017	261,067
Stock-based compensation	94,452	80,193
Lease liabilities	33,792	11,782
Capitalized inventory	35,269	33,366
Debt discount	25,597	35,975
Capitalized research and development costs	106,534	74,886
Other	50,308	44,022
Total deferred tax assets	911,528	822,842
Deferred tax liabilities:
Right of use asset	(25,800)	(9,174)
Debt discount	—	—
Total deferred tax liabilities	(25,800)	(9,174)
Valuation allowance	(883,665)	(811,908)
Net deferred tax assets	$2,063	$1,760

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize the costs over five years for research activities performed in the United States and 15 years for research activities performed outside the United States. The requirement to capitalize research and development costs for tax purposes resulted in the Company having taxable profits and recording federal and state tax expense of $4.2 million and $11.1 million, respectively. The state tax expense of $11.1 million is primarily related to the temporary suspension of utilizing net operating loss carryforwards in certain states the Company operates in.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets, which are comprised principally of federal and state net operating loss carryforwards, research and development tax credit carryforwards, capitalized research and development costs, stock-based compensation expense, capitalized inventory, and intangibles. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its net federal and state deferred tax assets. Accordingly, a full valuation allowance against the U.S. net deferred tax asset is maintained at December 31, 2023 and 2022. The net change in the valuation allowance for deferred tax assets was an increase of $71.8 million and $139.6 million for the years ended December 31, 2023 and 2022, respectively. This increase for the year ended December 31, 2023 was primarily due to the capitalization of section 174 costs and federal and state tax credits recorded in the current year.

The Company generated foreign deferred tax assets mainly consisting of net operating loss carryforwards, stock-based compensation and unrealized gain/losses. Based upon the income projections in the majority of the foreign jurisdictions, the Company believes it will realize the benefit of its future deductible differences in these jurisdictions. As such, the Company has not recorded a valuation allowance against the net deferred tax assets in these foreign jurisdictions. Brazil and the Netherlands have generated deferred tax assets, which consist primarily of net operating loss carryforwards. The Company has concluded that it is more likely than not that it will not recognize the future benefits of the deferred tax assets in these jurisdictions, and accordingly, a full valuation allowance has been recorded against these foreign deferred tax assets.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $550.3 million and $473.1 million, respectively, available to reduce future taxable income. Federal and state net operating loss carry forwards of $262.2 million and $445.0 million will expire at various dates between 2024 and 2041. Federal and state net operating loss carryforwards of $288.1 million and $28.1 million, respectively, can be carried forward indefinitely. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code and similar state laws based on historical or future ownership changes and the value of the Company’s stock. Additionally, the Company has $102.6 million and $40.5 million of federal and state research and development credits, respectively, and $239.4 million of federal orphan drug tax credits available to offset future tax liabilities. These federal and state research and development credits expire between 2024 and 2043 and between 2024 and 2038, respectively. The federal orphan drug credits expire between 2033 and 2043. The Company also has foreign net operating loss carryforwards of $16.7 million, mainly derived from the net operating loss generated by its subsidiary in Brazil, which may be carried forward indefinitely.

The Company, or one of its subsidiaries, files income tax returns in the U.S., and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 through December 31, 2023. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for each of the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of the period	$61,704	$53,815	$48,475
Increase related to current year tax positions	4,126	8,079	5,503
Increase related to prior year tax positions	—	—	—
Decrease related to prior year tax positions	(800)	(190)	(163)
Balance at end of the period	$65,030	$61,704	$53,815

The balance of total unrecognized tax benefits at December 31, 2023, if recognized, would not affect the effective tax rate on income from continuing operations, due to a full valuation allowance against the Company’s U.S. deferred tax assets. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. It had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2023 or 2022. No interest and/or penalties were recognized in 2023, 2022, or 2021.

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

Bedford, Massachusetts

On April 22, 2022, the Company entered into a lease agreement (the “Bedford Lease”) for 288,000 square feet of to-be-constructed research and development and manufacturing space in Bedford, Massachusetts. The term of the Bedford Lease commences upon the landlord’s completion of the initial construction of the core and shell of the building, at which time the Company will obtain control of the premises and commence internal construction activities. The initial term of the Bedford Lease is anticipated to terminate on December 31, 2038. The Company has two options to extend the lease for a period of ten years each, exercisable under certain conditions and at a market rate determined in accordance with the lease agreement.

In May 2022, in connection with the execution of the Bedford Lease, the Company issued a letter of credit collateralized by cash deposits of approximately $8.4 million, which was included in other non-current assets on the Company’s consolidated balance sheets. Such letter of credit shall be reduced to approximately $5.6 million at the commencement of the fourth rent year, provided certain conditions set forth in the Bedford Lease are satisfied.

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

The Bedford Lease commenced in May 2023 as the Company obtained control of the premises (the “Bedford Lease Commencement”). The Company has a lease liability and ROU asset of $94.7 million and $71.6 million, respectively, on the consolidated balance sheets as of December 31, 2023 related to the Bedford Lease. The Company recorded the $72.0 million tenant improvement allowance as a reduction to the ROU asset and lease liability at the date of the Bedford Lease Commencement. Tenant improvement costs incurred by the Company that had been reimbursed by the landlord totaled $13.1 million as of December 31, 2023 and are recorded as an increase to the lease liability within the Company's consolidated balance sheets.

Columbus, Ohio

On December 22, 2018, the Company entered into a lease agreement for a research and development facility in Columbus, Ohio. On May 19, 2022 (the “Columbus Lease Amendment Date”), the Company entered into an amendment to the Columbus Lease to expand the footprint and extend the lease term from June 2026 to December 2036 (the “Columbus Amendment,” together with the Columbus Amendment, the lease agreement is referred to as the “Columbus Lease”). The Columbus Amendment will expand from its current form of approximately 78,000 square feet to 167,000 square feet through a series of expansion spaces commencing at various periods through January 1, 2025.

Each expansion space commences on the date when the landlord will deliver control of that space for the Company to carry out design and construction activities (the “Columbus Commencement Date”). The Company is obligated to pay rent on each expansion space nine months after the Columbus Commencement Date. The Columbus Lease expires on December 31, 2036, and the Company has options to extend the lease by five years in both 2036 and 2041. Each option is exercisable under certain conditions and at a market rate determined in accordance with the lease agreement. The total undiscounted rent payments due over the 15-year term from the Columbus Lease Amendment Date aggregate to $38.9 million.

The Company commenced design and construction activities on areas of the premises of approximately 18,000 square feet (the “Second Expansion Space”), 36,000 square feet (the “Initial Expansion Space”) and 19,000 square feet (the “Third Expansion Space”) on June 1, 2022, October 1, 2022 and September 1, 2023, respectively. As a result, it was determined that the lease related to the Second Expansion Space, the Initial Expansion Space and the Third Expansion Space had commenced on those three dates, respectively. The total ROU asset and lease liability associated with the Columbus Lease, inclusive of the Third Expansion Space, the Second Expansion Space and the Initial Expansion Space, was $11.4 million and $18.5 million, respectively, as of December 31, 2023.

As of December 31, 2023, ROU assets for operating leases were $130.0 million and operating lease liabilities were $158.8 million. The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s operating leases for the periods indicated:

	For the Year Ended December 31,
	2023	2022
	(in thousands)
Lease cost
Operating lease cost	$29,895	$18,184
Variable lease cost	38,442	35,505
Total lease cost	$68,337	$53,689

Other information
Operating lease payments	$21,608	$20,778
Operating lease liabilities arising from obtaining ROU assets	$80,203	$40,006
Weighted-average remaining lease term	11.2 years	6.4 years
Weighted-average discount rate	9.1%	8.3%

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2023:

For the Year Ended December 31, 2023
(in thousands)
2024	$33,718
2025	34,477
2026	28,006
2027	27,995
2028	28,611
Thereafter	245,835
Total minimum lease payments	398,642
Less: imputed interest	(239,832)
Total operating lease liabilities	$158,810
Included in the consolidated balance sheet:
Current portion of lease liabilities within other current liabilities	$17,845
Lease liabilities, non-current	140,965
Total operating lease liabilities	$158,810

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

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Net loss	$(535,977)	$(703,488)	$(418,780)
Weighted-average common shares outstanding - basic	92,398	87,559	81,262
Effect of dilutive securities*	—	—	—
Weighted-average common shares outstanding - diluted	92,398	87,559	81,262
Net loss per share — basic and diluted	$(5.80)	$(8.03)	$(5.15)

* For the years ended December 31, 2023, 2022 and 2021, stock options, RSAs, RSUs and ESPP to purchase of approximately 12.0 million, 11.2 million and 9.7 million shares of common stock, respectively, were excluded from the net loss per share calculation as their effect would have been anti-dilutive. The Company accounts for the effect of its 2027 Notes and 2024 Notes on diluted net earnings per share (“EPS”) using the if-converted method as this obligation may be settled in cash or shares at the Company’s option. The effect of potential share settlement is included in the diluted EPS calculation if the effect is dilutive. During the years ended December 31, 2023 and 2022, the inclusion of the potential share settlement of the 2027 Notes was anti-dilutive. During the years ended December 31, 2023, 2022 and 2021, the inclusion of the potential share settlement of the 2024 Notes was anti-dilutive. Accordingly, the potential conversion of 1.4 million, 5.7 million and 7.8 million shares related to the 2024 Notes has been excluded from the computation of diluted net loss per share for the years ended December 31, 2023, 2022 and 2021, respectively, and the potential conversion of 8.1 million shares related to the 2027 Notes has been excluded from the computation of diluted net loss per share for the years ended December 31, 2023 and 2022, respectively.

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

In October 2021, the Company executed a third amendment (the “Third Amendment”) that modified the terms of the Thermo Agreements, which significantly decreased the Company’s right of use of the facility’s capacity and reduced the fixed and in-substance fixed payments due over the remaining term of the agreement. The modification was accounted for as a lease termination, resulting in: (i) the derecognition of ROU assets of $23.4 million and lease liabilities of $20.1 million, (ii) the recognition of $24.4 million research and development expense, inclusive of a loss of $3.3 million due to the lease termination and $21.1 million of accelerated amortization of nonrefundable advance payments made to Thermo that were previously recorded as other assets in the accompanying consolidated balance sheets for the year ended December 31, 2021.

Under the Third Amendment, the Thermo Agreements will expire on December 31, 2028, or earlier if certain conditions are met. The Company has the ability to extend the term with an 18-months’ notice and an agreement between the two parties. The Company also has the ability to terminate the Thermo Agreements prior to expiration, subject to the payment of additional financial consideration. Further, the Company has committed to guaranteed purchases under the Third Amendment on a take-or-pay basis regardless of whether services or goods are ordered. During the year ended December 31, 2022, the Company did not satisfy the total guaranteed purchase requirements in the fiscal year 2022 and, as a result, recognized a loss of approximately $54.0 million, which was classified as research and development expense in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2022, with the outstanding liability reflected as accrued contract manufacturing costs within accrued expenses in the consolidated balance sheets as of December 31, 2022. No similar losses were incurred in 2023 or 2021.

In March 2023, the Company executed a fourth amendment (the “Fourth Amendment”) that modified the terms of the Thermo Agreements. The Fourth Amendment removed the previous minimum batch purchase commitment of $54.7 million per annum and associated fee for the remaining term of the Thermo Agreements. In connection with the elimination of such commitment and fee, the Amendment implemented a fee of up to $60.0 million, to be paid in three installments of $20.0 million each by March 1, 2024, December 31, 2024 and December 31, 2025, respectively, unless waived in part as described below. The Company will recognize the first $20.0 million installment due March 1, 2024 as a nonrefundable advance payment over the term of the agreement as the Company believes it will receive future benefit from this contract. As the Company has yet to obtain regulatory approval to produce commercial supply of ELEVIDYS at Thermo manufacturing facilities as of December 31, 2023, it recognized approximately $2.6 million as research and development expense during the year ended December 31, 2023 related to this nonrefundable advanced payment.

The second and third payment installments, which are associated with the years ending December 31, 2024 and 2025, will be waived if the Company meets certain minimum purchase thresholds under the Fourth Amendment. As of December 31, 2023, the Company believes it is probable that the minimum purchase thresholds will be met in the normal course of business throughout the term of the agreement and, therefore, no liabilities were recorded related to the second or third payment installments.

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

In March 2021, the Company modified the terms of the Catalent Agreements. The modification decreased the Company’s right of use of certain dedicated clean room suites and reduced the fixed and in-substance fixed payments due over the remaining term of the agreement. The modification was accounted for as a partial lease termination, resulting in the derecognition of ROU assets of $22.8 million and lease liabilities of $20.0 million and the recognition of a loss of $2.8 million, which was included in research and development expense for the year ended December 31, 2021.

In November 2022, the Company further modified certain terms of the Catalent Agreements which extended the term of the agreement through December 31, 2028, which represents a modification of the existing embedded lease over certain clean room suites. The modification resulted in the recognition of additional ROU assets and lease liabilities of $19.2 million, as well as reclassification of $3.9 million between long-term and short-term manufacturing deposits. The modification also removed certain fixed payments due over the remaining term of the agreement. Further, in order to maintain the Company's dedicated clean room suites, it has committed to guaranteed purchases under the Amendment on a take-or-pay basis regardless of whether services or goods are ordered. As of December 31, 2023, the Company believes it is probable that the guaranteed purchase requirements will be met in the normal course of business throughout the term of the Catalent Agreements.

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

The following table presents non-cancelable contractual obligations arising from long-term contractual arrangements, including obligations related to leases embedded in certain supply agreements:

As of December 31, 2023
(in thousands)
2024	$1,032,159
2025	150,767
2026	106,984
2027	77,640
2028	72,280
Thereafter	—
Total manufacturing commitments	$1,439,830

Other Funding Commitments

The Company has several on-going clinical trials in various clinical trial stages. Its most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at the Company’s option. As of December 31, 2023, the Company has approximately $580.0 million in cancellable future commitments based on existing CRO contracts. For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $112.2 million, $78.7 million and $47.9 million, respectively, for expenditures incurred by CROs.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the matters described below as of December 31, 2023.

On September 15, 2020, REGENXBIO INC. (“Regenx”) and the Trustees of the University of Pennsylvania (“U-Penn”) filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make adeno-associated virus (“AAV”) gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ‘617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, damages that are no less than a reasonable royalty (treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 5, 2024, the Court granted Sarepta’s motion for summary judgment on the grounds that the asserted claims of Regenx’s ‘617 Patent are invalid because they cover patent-ineligible subject matter under 35 U.S.C. § 101. On January 12, 2024, the Court entered judgment and closed the case and Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.

On June 20, 2023, Regenx and U-Penn commenced a second patent infringement lawsuit against Sarepta and its contract manufacturer, Catalent asserting patent alleged infringement of U. S. Patent No. 11,680,274 (“the ’274 Patent”). In the second lawsuit, Regenx and U-Penn allege that Sarepta and Catalent’s manufacture, use and commercial launch of ELEVIDYS® (formerly/also known as SRP-9001) infringe the ’274 Patent. Sarepta answered the complaint on August 10, 2023, and a case schedule has been set with a trial commencing on November 17, 2025. On February 21, 2024, Sarepta submitted a petition for Inter Partes Review for filing with the Patent Trial and Appeal Board at the USPTO. The petition seeks to invalidate the ‘274 Patent.

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserts claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further seeks a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from UWA (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). In its complaint, NS is seeking legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta has demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintains all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta is also seeking a determination of invalidity of the NS Patents. In its counterclaim complaint, Sarepta is seeking an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. On August 14, 2023, the Court granted cross motions to amend the pleadings, allowing Sarepta to add a counterclaim against NS for inequitable conduct, and NS to add counterclaims against Sarepta for inequitable conduct and Walker Process fraud. The parties have since stipulated to the dismissal of certain claims and defenses, including (1) NS’s claims of infringement of the ’361 Patent and claims 5 and 10 of the ’322 Patent; and (2) Sarepta’s non-infringement defenses to the remainder of the asserted NS Patents, except to the non-withdrawn claims of the ‘322 patent. Briefing on the parties’ summary judgment and Daubert motions was completed on January 26, 2024. A trial is scheduled to commence on May 13, 2024.

On or about June 5, 2023, Sarepta initiated a patent infringement lawsuit against Nippon Shinyaku in Japan, alleging that NS’s production, sales and offers to sell Viltepso infringe Sarepta’s Japanese Patent No. 6406782. NS filed its preliminary answer on July 13, 2023. Thereafter, the Court set an initial case schedule, with a final hearing set for July 11, 2024.