Form 10-Q
period 2024-03-31
Sarepta Therapeutics, Inc.
filed 2024-05-01
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	94,523,766
(Class)	(Outstanding as of April 26, 2024)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$427,290	$428,430
Short-term investments	963,453	1,247,820
Accounts receivable, net	378,806	400,327
Inventory	373,530	322,859
Manufacturing-related deposits and prepaids	238,821	102,181
Other current assets	82,965	77,714
Total current assets	2,464,865	2,579,331
Property and equipment, net	249,302	227,154
Right of use assets	126,269	129,952
Non-current inventory	207,542	191,368
Other non-current assets	176,407	136,771
Total assets	$3,224,385	$3,264,576

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,536	$164,918
Accrued expenses	283,317	314,997
Deferred revenue, current portion	112,000	50,416
Current portion of long-term debt	105,586	105,483
Other current liabilities	16,270	17,845
Total current liabilities	608,709	653,659
Long-term debt	1,133,660	1,132,515
Lease liabilities, net of current portion	140,102	140,965
Deferred revenue, net of current portion	325,000	437,000
Contingent consideration	48,200	38,100
Other non-current liabilities	7,522	3,000
Total liabilities	2,263,193	2,405,239
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 94,490,157 and 93,731,831 issued and outstanding at March 31, 2024, and December 31, 2023, respectively	9	9
Additional paid-in capital	5,371,968	5,304,623
Accumulated other comprehensive (loss) income, net of tax	(691)	918
Accumulated deficit	(4,410,094)	(4,446,213)
Total stockholders’ equity	961,192	859,337
Total liabilities and stockholders’ equity	$3,224,385	$3,264,576

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Products, net	$359,484	$231,495
Collaboration and other	53,980	22,005
Total revenues	413,464	253,500

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	50,559	35,017
Research and development	200,396	245,679
Selling, general and administrative	127,003	110,714
Amortization of in-licensed rights	601	178
Total cost and expenses	378,559	391,588
Operating income (loss)	34,905	(138,088)

Other income (loss), net:
Loss on debt extinguishment	—	(387,329)
Other income, net	6,543	12,707
Total other income (loss), net	6,543	(374,622)

Income (loss) before income tax expense	41,448	(512,710)
Income tax expense	5,329	4,045
Net income (loss)	36,119	(516,755)

Other comprehensive income (loss):
Unrealized (losses) gains on investments, net of tax	(1,609)	1,245
Total other comprehensive (loss) income	(1,609)	1,245
Comprehensive income (loss)	$34,510	$(515,510)

Earnings (loss) per share:
Basic	$0.38	$(5.86)
Diluted	$0.37	$(5.86)

Weighted average number of shares of common stock used in computing earnings (loss) per share:
Basic	93,991	88,186
Diluted	99,114	88,186

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2023	93,732	$9	$5,304,623	$918	$(4,446,213)	$859,337
Exercise of options for common stock	207	—	15,579	—	—	15,579
Vest of restricted stock units	461	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90	—	6,561	—	—	6,561
Stock-based compensation	—	—	45,205	—	—	45,205
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(1,609)	—	(1,609)
Net income	—	—	—	—	36,119	36,119
BALANCE AT MARCH 31, 2024	94,490	$9	$5,371,968	$(691)	$(4,410,094)	$961,192

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2022	87,950	$9	$4,296,841	$(1,664)	$(3,910,236)	$384,950
Exercise of options for common stock	267	—	22,808	—	—	22,808
Vest of restricted stock units	390	—	—	—	—	—
Issuance of common stock for exchange of 2024 Notes	4,456	—	693,377	—	—	693,377
Partial settlement of capped call share options for 2024 Notes	—	—	80,645	—	—	80,645
Issuance of common stock under employee stock purchase plan	77	—	5,229	—	—	5,229
Stock-based compensation	—	—	41,250	—	—	41,250
Unrealized gains from available-for-sale securities, net of tax	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	(516,755)	(516,755)
BALANCE AT MARCH 31, 2023	93,140	$9	$5,140,150	$(419)	$(4,426,991)	$712,749

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$36,119	$(516,755)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	8,744	11,305
Reduction in the carrying amounts of the right of use assets	3,952	3,218
Stock-based compensation	40,692	41,250
Accretion of investment discount, net	(12,401)	(8,651)
Loss on debt extinguishment	—	387,329
Non-cash change in the fair value of contingent consideration	10,100	—
Other	329	1,964
Changes in operating assets and liabilities, net:
Net decrease (increase) in accounts receivable, net	21,521	(9,208)
Net increase in inventory	(60,512)	(306)
Net increase in manufacturing-related deposits and prepaids	(145,046)	(7,479)
Net increase in other assets	(2,315)	(22,517)
Net decrease in deferred revenue	(50,416)	(22,005)
Net decrease in accounts payable, accrued expenses, lease liabilities and other liabilities	(92,843)	(67,541)
Net cash used in operating activities	(242,076)	(209,396)

Cash flows from investing activities:
Purchase of property and equipment	(32,444)	(9,485)
Purchase of available-for-sale securities	(216,450)	(426,763)
Maturity and sales of available-for-sale securities	477,690	448,834
Purchase of intangible assets	(10,000)	(94)
Net cash provided by investing activities	218,796	12,492

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	22,140	28,037
Partial settlement of capped call share options for 2024 Notes	—	80,645
Debt conversion costs for 2024 Notes	—	(6,887)
Net cash provided by financing activities	22,140	101,795

Decrease in cash, cash equivalents and restricted cash	(1,140)	(95,109)

Cash, cash equivalents and restricted cash:
Beginning of period	444,009	985,801
End of period	$442,869	$890,692

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$427,290	$871,668
Restricted cash in other assets	15,579	19,024
Total cash, cash equivalents and restricted cash	$442,869	$890,692

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$909	$535
Cash paid during the period for interest	$7,188	$7,023
Supplemental schedule of non-cash activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$22,929	$11,136
Lease liabilities arising from obtaining right of use assets	$275	$280
Capitalized stock-based compensation and depreciation as inventory	$6,333	$—
Common stock issued for exchange of 2024 Notes	$—	$693,377

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, highly-differentiated and innovative technologies, and through collaborations with its strategic partners, the Company has developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Limb-girdle muscular dystrophies (“LGMDs”) and other neuromuscular and central nervous system disorders.

The Company's products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), AMONDYS 45 (casimersen) Injection (“AMONDYS 45”) and ELEVIDYS, were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016, December 12, 2019, February 25, 2021 and June 22, 2023, respectively. Indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. ELEVIDYS addresses the root genetic cause of Duchenne mutations in the dystrophin gene that result in the lack of dystrophin protein by delivering a gene that codes for a shortened form of dystrophin to muscle cells known as ELEVIDYS micro-dystrophin. ELEVIDYS is approved for the treatment of ambulatory pediatric patients aged four through five years with Duchenne. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

As of March 31, 2024, the Company had approximately $1,440.3 million of cash, cash equivalents, restricted cash and investments, consisting of $427.3 million of cash and cash equivalents, $963.5 million of short-term investments, $33.9 million of non-current investments and $15.6 million of non-current restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2023 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on February 28, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net, from customers. As of March 31, 2024, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of March 31, 2024, three entities accounted for 34%, 22% and 21% of accounts receivable, net, respectively. As of December 31, 2023, four entities accounted for 40%, 19%, 19% and 12% of accounts receivable, net, respectively. As of March 31, 2024, the Company believes its largest customers are of high credit quality and has not experienced any material credit losses related to such customers.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2023.

There have not been any material changes to the Company's accounting policies or recent accounting pronouncements that could have a material impact through March 31, 2024.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For the three months ended March 31, 2024 and March 31, 2023, the Company recognized $48.0 million and $22.0 million, respectively, of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). Under the Roche Agreement, the Company has granted Roche options to acquire ex-U.S. rights to certain future Duchenne development programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost-sharing provisions. These Options were accounted for as material rights related to individual programs and recorded in deferred revenue at the inception of the Roche Agreement. The value assigned to the material rights is included in deferred revenue until such rights expire or are exercised. On February 12, 2024, Roche declined to exercise its optional rights related to one external, early stage development program, which resulted in the immediate recognition of $48.0 million of collaboration revenue for the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company had total deferred revenue of $437.0 million and $485.0 million related to the separate material rights for the Options associated with the Roche Agreement, of which $112.0 million and $48.0 million are classified as current, respectively.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three months ended March 31, 2024 and March 31, 2023, costs reimbursable by Roche and reflected as a reduction to operating expenses were $21.7 million and $20.3 million, respectively. As of March 31, 2024 and December 31, 2023, there was $30.1 million and $29.8 million of collaboration and other receivables included in other current assets on the unaudited condensed consolidated balance sheets.

In accordance with the Roche Agreement, the Company agreed to enter into a supply agreement with Roche in order to supply them with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). While the Supply Agreement is in the process of being negotiated, the Company has delivered batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. For the three months ended March 31, 2024, the Company recognized $5.8 million of contract manufacturing revenue related to these shipments, with no similar activity for the three months ended March 31, 2023. This revenue is included in collaboration and other revenues in the unaudited condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2024, the Company recognized $1.7 million of inventory costs related to these shipments, which is included in cost of sales (excluding amortization of in-licensed rights) in the unaudited condensed consolidated statements of comprehensive income (loss).

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $34.8 million in research milestone payments. Under these agreements, there are $121.8 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and royalty payments based on the net sales of the developed products upon commercialization. During the three months ended March 31, 2024 and March 31, 2023, the Company did not exercise any options nor have any additional research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of March 31, 2024, the Company may be obligated to make up to $3.2 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of March 31, 2024, which are discussed above. For the three months ended March 31, 2023, the Company recognized up-front, development milestone and other expenses of $0.5 million as research and development expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss), with no similar activity in the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$277,870	$277,870	$—	$—
Commercial paper	43,354	—	43,354	—
Government and government agency bonds	780,997	—	780,997	—
Corporate bonds	118,158	—	118,158	—
Strategic investments	7,457	6,457	—	1,000
Certificates of deposit	54,863	—	54,863	—
Total assets	$1,282,699	$284,327	$997,372	$1,000

Liabilities
Contingent consideration	$48,200	$—	$—	$48,200
Total liabilities	$48,200	$—	$—	$48,200

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$63,919	$63,919	$—	$—
Commercial paper	113,362	—	113,362	—
Government and government agency bonds	1,001,137	—	1,001,137	—
Corporate bonds	130,380	—	130,380	—
Strategic investments	6,527	5,527	—	1,000
Certificates of deposit	56,621	—	56,621	—
Total assets	$1,371,946	$69,446	$1,301,500	$1,000

Liabilities
Contingent consideration	$38,100	$—	$—	$38,100
Total liabilities	$38,100	$—	$—	$38,100

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds and the Company's strategic investment in a biotechnology company listed on the Nasdaq Global Market.

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

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in a private biotechnology company whose fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value of the Company's strategic investments, that are not listed securities are adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the three months ended March 31, 2024 or 2023, as no impairment indicators were identified nor were similar securities issued.

The Company’s contingent consideration liability with a fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone, or shorten or lengthen the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

The following table represents a roll-forward of the fair value of Level 3 financial liabilities for the period indicated:

As of March 31, 2024
(in thousands)
Fair value, as of December 31, 2023	$38,100
Change in estimated fair value	10,100
Fair value, as of March 31, 2024	$48,200

For the three months ended March 31, 2024, the Company recorded an increase of $10.1 million to account for the change in fair value of the Company's existing contingent consideration liabilities. These changes, which are recorded through earnings, were a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the probability of success of the underlying programs and the discount rate utilized to determine the present value of future payments to be made. As of March 31, 2024, the contingent consideration was recorded as a long-term liability on the Company's unaudited condensed consolidated balance sheets. For the three months ended March 31, 2023, there were no changes to the fair value of the contingent consideration liability.

The fair value of the senior notes due on November 15, 2024 (the “2024 Notes”) and September 15, 2027 (the “2027 Notes”) is based on open market trades and is classified as Level 1 in the fair value hierarchy. The following table summarizes the carrying value and fair value of the Company's convertible notes for each of the period indicated:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Net carrying value of the 2024 Notes	$105,586	$105,483
Net carrying value of the 2027 Notes	1,133,660	1,132,515
Total carrying value of debt facilities	$1,239,246	$1,237,998

Fair value of 2024 Notes	$188,867	$144,833
Fair value of 2027 Notes	1,334,472	1,172,276
Total fair value of debt facilities	$1,523,339	$1,317,109

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximated fair value because of the immediate or short-term maturity of these financial instruments.

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Money market funds	$277,870	$63,919
Commercial paper	—	53,680
Total	$277,870	$117,599

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of March 31, 2024 and December 31, 2023 was approximately six and five months, respectively.

The following tables summarize the Company’s cash, cash equivalents, short-term investments and non-current investments for each of the periods indicated:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$427,290	$—	$—	$427,290
Commercial paper	43,354	—	—	43,354
Government and government agency bonds	781,698	59	(760)	780,997
Corporate bonds	118,121	57	(20)	118,158
Certificates of deposit	54,863	—	—	54,863
Total cash, cash equivalents and investments	$1,425,326	$116	$(780)	$1,424,662
As reported:
Cash and cash equivalents	$427,290	$—	$—	$427,290
Short-term investments	963,987	116	(650)	963,453
Other non-current assets	34,049	—	(130)	33,919
Total cash, cash equivalents and investments	$1,425,326	$116	$(780)	$1,424,662

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$374,750	$—	$—	$374,750
Commercial paper	113,362	—	—	113,362
Government and government agency bonds	1,000,302	1,006	(171)	1,001,137
Corporate bonds	130,270	118	(8)	130,380
Certificates of deposit	56,621	—	—	56,621
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250
As reported:
Cash and cash equivalents	$428,430	$—	$—	$428,430
Short-term investments	1,246,875	1,124	(179)	1,247,820
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET, AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with EXONDYS 51, AMONDYS 45 and VYONDYS 53 (collectively, the “PMO Products”) and ELEVIDYS consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
PMO Products
United States	$189,667	$200,451
Rest of World	35,881	31,044
Total PMO product revenues, net	$225,548	$231,495
ELEVIDYS
United States	133,936	—
Total ELEVIDYS product revenue, net	$133,936	$—
Total product revenues, net	$359,484	$231,495

For the three months ended March 31, 2024 and 2023, no individual country outside the U.S. exceeded 10% of total net product revenues.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Product revenues, net
Customer 1	36%	49%
Customer 2	20%	32%

As of March 31, 2024 and December 31, 2023, the Company's accounts receivable, net were $378.8 million and $400.3 million, respectively, both of which were related to product sales, net of discounts and allowances. As of March 31, 2024, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 65 to 90 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 90 and 150 days. Please refer to Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements for discussion of the credit risk associated with accounts receivable, net.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2023	$27,486	$98,194	$3,831	$35,261	$164,772
Provision	20,466	35,951	4,381	18,965	79,763
Adjustments relating to prior periods	783	(2,532)	—	—	(1,749)
Payments/credits	(30,358)	(36,623)	(3,685)	(16,220)	(86,886)
Balance, as of March 31, 2024	$18,377	$94,990	$4,527	$38,006	$155,900

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2022	$417	$67,493	$3,343	$23,445	$94,698
Provision	2,827	30,488	3,572	14,567	51,454
Adjustments relating to prior periods	—	(2,162)	—	—	(2,162)
Payments/credits	(3,244)	(28,025)	(3,389)	(14,040)	(48,698)
Balance, as of March 31, 2023	$—	$67,794	$3,526	$23,972	$95,292

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Reduction to accounts receivable	$58,684	$64,697
Component of accrued expenses	97,216	100,075
Total reserves	$155,900	$164,772

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Raw materials	$150,011	$133,963
Work in progress	391,558	318,458
Finished goods	39,503	61,806
Total inventory	$581,072	$514,227

No material inventory reserves existed as of March 31, 2024 or December 31, 2023. The Company classifies inventory associated with its PMO Products as non-current inventory when consumption of the inventory is expected beyond the Company's normal PMO Product inventory operating cycle of two years. Non-current inventory consists of raw materials and work in progress associated with the PMO Products.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Balance sheet classification
Inventory	$373,530	$322,859
Non-current inventory	207,542	191,368
Total inventory	$581,072	$514,227

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Collaboration and other receivables	$30,092	$29,786
Prepaid maintenance services	15,907	11,281
Prepaid clinical and pre-clinical expenses	11,552	10,280
Tax-related receivables and prepaids	7,274	6,862
Prepaid commercial expenses	3,231	2,729
Interest receivable	3,209	2,731
Prepaid insurance	1,952	3,352
Prepaid research expenses	1,672	2,512
Other	8,076	8,181
Total other current assets	$82,965	$77,714

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Manufacturing-related deposits and prepaids	$82,610	$74,204
Non-current investments	33,919	—
Intangible assets, net	28,930	29,620
Restricted cash*	15,579	15,579
Strategic investments	7,457	6,527
Prepaid maintenance services	4,569	5,466
Other	3,343	5,375
Total other non-current assets	$176,407	$136,771

* The Company had approximately $15.6 million in restricted cash included in other non-current assets on the Company’s unaudited condensed consolidated balance sheets as of both March 31, 2024 and December 31, 2023. Restricted cash for both periods relates to (i) letters of credit established under the Company’s various property leases that serve as security for potential future default of lease payments, (ii) a letter of credit established under a certain commercial supply agreement and (iii) collateralized cash for the Company’s credit cards. The restricted cash is unavailable for withdrawal or use for general obligations.

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Product revenue related reserves	$97,216	$100,075
Accrued contract manufacturing costs	45,057	33,024
Accrued clinical and pre-clinical costs	36,078	34,669
Accrued employee compensation costs	32,112	78,732
Accrued professional fees	21,014	17,187
Accrued income taxes	18,292	13,766
Accrued fixed assets	11,587	3,231
Accrued royalties	11,206	12,070
Accrued research expenses	2,873	2,441
Accrued milestone and license expenses	2,000	11,375
Other	5,882	8,427
Total accrued expenses	$283,317	$314,997

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2024			2023
	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	316,378		$67.56	1,030,349		$72.80
Restricted stock units	1,161,985	(1)	$128.58	1,075,911	(2)	$154.91

(1) Included in restricted stock units (“RSUs”) for the three months ended March 31, 2024 are 88,600 shares with performance conditions, which are related to the achievement of certain financial performance goals, regulatory approval of certain of the Company's product candidates, and regulatory expansion of certain of the Company's commercial products. As of March 31, 2024, none of the performance conditions were probable of being achieved. If the performance milestones are achieved within the required time frame, the Company may recognize up to $14.3 million of stock-based compensation related to these grants. Stock options and the remaining RSUs granted during the three months ended March 31, 2024 have only service-based criteria and vest over four years.

(2) Included in the RSUs for the three months ended March 31, 2023 are 502,255 shares with performance conditions (the “March 2023 PSUs”) which are related to regulatory approval of certain of the Company's product candidates and achievement of a certain financial performance target. The Company recorded stock-based compensation expense of $8.9 million associated with the March 2023 PSUs during the three months ended March 31, 2024, with no similar expense recorded during the three months ended March 31, 2023. Vesting of the March 2023 PSUs is contingent on the fulfillment of remaining service conditions.

Stock-based Compensation Expense

For the three months ended March 31, 2024 and 2023, total stock-based compensation expense included in total expenses was $40.7 million and $41.3 million, respectively.

The following table summarizes stock-based compensation expense by grant type and by function included within the unaudited condensed consolidated statements of comprehensive income (loss):

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock options	$16,281	$23,830
Restricted stock units	27,527	16,140
Employee stock purchase plan	1,397	1,280
Subtotal	$45,205	$41,250
Capitalized stock-based compensation costs*	(4,513)	—
Total stock-based compensation expense included in expenses	$40,692	$41,250
Research and development	$16,273	$16,413
Selling, general and administrative	24,419	24,837
Total stock-based compensation expense included in expenses	$40,692	$41,250

*Prior to the three months ended March 31, 2024, capitalized stock-based compensation costs were not material.

11. OTHER INCOME (LOSS), NET

The following table summarizes other income (loss), net for each of the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Accretion of investment discount, net	$12,804	$10,039
Interest income	7,093	9,276
Interest expense	(4,166)	(6,323)
Change in the fair value of contingent consideration	(10,100)	—
Other, net	912	(285)
Other income, net	$6,543	$12,707
Loss on debt extinguishment	—	(387,329)
Total other income (loss), net	$6,543	$(374,622)

12. INCOME TAXES

During the three months ended March 31, 2024, the Company recorded an income tax provision of $5.3 million, representing an effective tax rate of 14.2%. The Company continues to maintain a valuation allowance on its worldwide deferred tax assets with the exception of deferred tax assets in certain foreign jurisdictions, as it has concluded that it is more likely than not that these deferred tax assets will not be realized. The effective tax rate for the three months ended March 31, 2024 was less than the statutory tax rate of 21%, principally due to the release of valuation allowance against certain tax attribute carryforwards utilized to offset current year income.

During the three months ended March 31, 2023, the Company recorded an income tax provision of $4.0 million, representing an effective tax rate of (0.8%). For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize the costs over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. The requirement to capitalize research and development costs for tax purposes resulted in the Company having taxable profits and recording federal and state tax expense of $0.9 million and $3.1 million, respectively. The state tax expense of $3.1 million is primarily related to state taxable income, partially offset by net operating loss carryforwards.

13. EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income (loss) - basic	$36,119	$(516,755)
Add: interest expense, net of tax, on the Company's convertible debt	429	—
Net income (loss) - diluted	$36,548	$(516,755)
Denominator:
Weighted-average common shares outstanding, basic	93,991	88,186
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	3,681	—
Common stock issuable under the Company's convertible debt	1,442	—
Weighted-average common shares outstanding, diluted	99,114	88,186
Earnings (loss) per common share, basic	$0.38	$(5.86)
Earnings (loss) per common share, diluted	$0.37	$(5.86)

The following table summarizes potential shares of common stock that were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Common stock issuable under the Company's equity incentive plans	4,270	12,553
Common stock issuable under the Company's convertible debt	8,100	9,542
Total number of potentially issuable common stock	12,370	22,095

14. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of March 31, 2024
(in thousands)
2024 (April-December)	$836,030
2025	165,293
2026	114,785
2027	77,645
2028	72,346
Total manufacturing commitments*	$1,266,099

* Total manufacturing commitments include the Catalent, Inc. (“Catalent”) manufacturing and supply agreement, for which the Company has ROU assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of March 31, 2024. For more information, please read Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Thermo Fisher Scientific, Inc.

The Company entered into a development, commercial manufacturing, and supply agreement in June 2018 and, subsequently, entered into the first, second and third amendments in May 2019, July 2020 and October 2021, respectively, with Brammer Bio MA, LLC, an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) (collectively, the “Thermo Agreement”).

In March 2023, the Company executed a fourth amendment (the “Amendment”) that modified the terms of the Thermo Agreement. The Amendment removed the previous minimum batch purchase commitment of $54.7 million per annum and associated fee for the remaining term of the Thermo Agreement. In connection with the elimination of such commitment and fee, the Amendment implemented a fee of up to $60.0 million, to be paid in three installments of $20.0 million each by March 1, 2024, December 31, 2024 and December 31, 2025, respectively, unless waived in part as described below. During the three months ended March 31, 2024, the Company paid the first $20.0 million installment due March 1, 2024. As the Company has yet to obtain regulatory approval to produce commercial supply of ELEVIDYS at Thermo manufacturing facilities as of March 31, 2024, it recognized approximately $0.9 million as research and development expense during the three months ended March 31, 2024 related to this nonrefundable advance payment. As of March 31, 2024, the Company recorded the total remaining nonrefundable advance payment of $16.5 million in other current assets and other non-current assets on the unaudited condensed consolidated balance sheets.

The second and third payment installments, which are associated with the years ending December 31, 2024 and 2025, will be waived if the Company meets certain minimum purchase thresholds under the Amendment. As of March 31, 2024, the Company believes it is probable that the minimum purchase thresholds will be met in the normal course of business throughout the term of the agreement and, therefore, no liabilities were recorded related to the second or third payment installments.

For more information related to Thermo, please read Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the matters described below as of March 31, 2024.

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

On June 20, 2023, Regenx and U-Penn commenced a second patent infringement lawsuit against Sarepta and its contract manufacturer, Catalent asserting patent alleged infringement of U. S. Patent No. 11,680,274 (“the ’274 Patent”). In the second lawsuit, Regenx and U-Penn allege that Sarepta and Catalent’s manufacture, use and commercial launch of ELEVIDYS® (SRP-9001) infringe the ’274 Patent. Sarepta answered the complaint on August 10, 2023, and a case schedule has been set with a trial commencing on November 17, 2025. On February 21, 2024, Sarepta submitted a petition for Inter Partes Review ("IPR") for filing with the Patent Trial and Appeal Board ("PTAB") at the USPTO. The petition seeks to invalidate the ‘274 Patent. On March 20, 2024, the district court stayed the litigation pending the PTAB’s determination on the IPR.

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserts a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the Patent Trial and Appeal Board at the USPTO in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserts claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further seeks a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from the University of Western Australia ("UWA") (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). In its complaint, NS is seeking legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta has demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintains all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta is also seeking a determination of invalidity of the NS Patents. In its counterclaim complaint, Sarepta is seeking an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. On August 14, 2023, the Court granted cross motions to amend the pleadings, allowing Sarepta to add a counterclaim against NS for inequitable conduct, and NS to add counterclaims against Sarepta for inequitable conduct and Walker Process fraud. The parties have since stipulated to the dismissal of certain claims and defenses, including (1) NS’s claims of infringement of the ’361 Patent and claims 5 and 10 of the ’322 Patent; and (2) Sarepta’s non-infringement defenses to the remainder of the asserted NS Patents, except to the non-withdrawn claims of the ‘322 patent. Briefing on the parties’ summary judgment and Daubert motions was completed on January 26, 2024. On April 18, 2024, the Court bifurcated the Walker Process fraud claim. A trial is scheduled to commence on May 13, 2024.

On or about June 5, 2023, Sarepta initiated a patent infringement lawsuit against Nippon Shinyaku in Japan, alleging that NS’s production, sales and offers to sell Viltepso infringe Sarepta’s Japanese Patent No. 6406782. NS filed its preliminary answer on July 13, 2023. A final hearing is set for July 25, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations is to provide an understanding of the financial condition, changes in financial condition and results of operations of Sarepta Therapeutics, Inc. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

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
•
our expectation that our partnerships with Thermo Fisher Scientific Inc. (“Thermo”) and Catalent, Inc. (“Catalent”) will support our clinical and commercial manufacturing demand for our SRP-9001 Duchenne program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs;
•
our expectation that Aldevron LLC (“Aldevron”) will provide Good Manufacturing Processes (“GMP")-grade plasmid for our SRP-9001 Duchenne program and LGMD programs, as well as plasmid source material for future gene therapy programs;
•
the possible impact of regulations and regulatory decisions by the Food and Drug Administration (the “FDA”) and other regulatory agencies on our business as well as the development of our product candidates and our financial and contractual obligations;
•
estimated timelines and milestones for the remainder of 2024 and beyond, including meeting with the FDA in the second half of 2024 with respect to SRP-5051, and the efficacy supplement review goal date of June 21, 2024 for ELEVIDYS;
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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Limb-girdle muscular dystrophies (“LGMDs”), and other neuromuscular and central nervous system related disorders.

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

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-5051 uses our next-generation chemistry platform, cell-penetrating peptide-conjugated PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. In the fourth quarter of 2017, we commenced a first-in-human, single ascending dose, study for the treatment of Duchenne in patients who are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In December 2020, we announced an interim analysis on clinical results from the 10 mg/kg and 20 mg/kg dose cohorts of Part A of Study 5051-201. In May 2021, we announced results from the 30 mg/kg cohort of Part A of Study 5051-201. We initiated Part B of Study 5051-201 in the fourth quarter of 2021. In July 2022, the FDA placed Study 5051-201 on clinical hold following a serious adverse event of hypomagnesemia. The clinical hold was lifted in August 2022. We completed enrollment of Part B of Study 5051-201 in the first quarter of 2023. In

January 2024, we announced results from Part B of Study 5051-201. We plan to meet with FDA to discuss next steps in the second half of 2024.
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

We are conducting various clinical trials for ELEVIDYS and announced our submission of an efficacy supplement to the biologics license application (“BLA”) for ELEVIDYS to expand its label indication to remove age and ambulatory restrictions from the approved indication on December 22, 2023. We also submitted our postmarketing requirements related to the Phase 3 SRP-9001-301 confirmatory study for ELEVIDYS requesting conversion from accelerated approval to traditional approval during December 2023. The FDA granted priority review with a review goal date of June 21, 2024.

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

Cash, Cash Equivalents, Restricted Cash and Investments

As of March 31, 2024, we had approximately $1,440.3 million of cash, cash equivalents, restricted cash and investments, consisting of $427.3 million of cash and cash equivalents, $963.5 million of short-term investments, $33.9 million of non-current investments and $15.6 million of non-current restricted cash. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•
inventory; and
•
income tax.

There have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following tables set forth selected unaudited condensed consolidated statements of income (loss) data for each of the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$359,484	$231,495	$127,989	55%
Collaboration and other	53,980	22,005	31,975	145%
Total revenues	413,464	253,500	159,964	63%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	50,559	35,017	15,542	44%
Research and development	200,396	245,679	(45,283)	(18)%
Selling, general and administrative	127,003	110,714	16,289	15%
Amortization of in-licensed rights	601	178	423	NM*
Total cost and expenses	378,559	391,588	(13,029)	(3)%
Operating income (loss)	34,905	(138,088)	172,993	125%
Other income (loss), net:
Loss on debt extinguishment	—	(387,329)	387,329	NM*
Other income, net	6,543	12,707	(6,164)	(49)%
Total other income (loss), net	6,543	(374,622)	381,165	102%

Income (loss) before income tax expense	41,448	(512,710)	554,158	108%
Income tax expense	5,329	4,045	1,284	32%
Net income (loss)	$36,119	$(516,755)	$552,874	107%

Earnings (loss) per share
Basic	$0.38	$(5.86)	$6.24	NM*
Diluted	$0.37	$(5.86)	$6.23	NM*

* NM: not meaningful

Revenues

Revenues from product sales are recorded at the time of sale at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from rebates, governmental chargebacks including Public Health Services chargebacks, prompt pay discounts, patient assistance programs and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). Our estimates take into consideration current contractual and statutory requirements. Actual amounts of consideration ultimately received or paid may differ from our estimates.

The following table summarizes the components of our net product revenues, by product, for each of the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	Change	Change
	(in thousands)		$	%
ELEVIDYS	$133,936	$—	$133,936	NM*
EXONDYS 51	120,171	132,571	(12,400)	(9)%
AMONDYS 45	71,923	65,912	6,011	9%
VYONDYS 53	33,454	33,012	442	1%
Products, net	$359,484	$231,495	$127,989	55%

* NM: not meaningful

Net product revenues for our products for the three months ended March 31, 2024 increased by $128.0 million compared with the three months ended March 31, 2023. The increase primarily reflects $133.9 million of net product revenues associated with sales of ELEVIDYS during the three months ended March 31, 2024 after its launch in June 2023.

The following table summarizes the components of our collaboration and other revenues for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Amortization of performance obligations**	$48,000	$22,005	$25,995	118%
Contract manufacturing and other	5,980	—	5,980	NM*
Total collaboration and other	$53,980	$22,005	$31,975	145%

* NM: not meaningful

** Related to the recognition of previously deferred revenue under the Roche collaboration agreement as the Company satisfies its performance obligations under the contract. For more information, please read Note 3, License and Collaboration Agreements.

Collaboration and other revenues primarily relate to our collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For the three months ended March 31, 2024 and 2023, we recognized $54.0 million and $22.0 million of collaboration and other revenues, respectively. The increase is primarily due to the $48.0 million of collaboration revenue recognized in the three months ended March 31, 2024 related to Roche’s declined option to acquire the ex-US rights to a certain external, early stage Duchenne development program. Please refer to Note 3, License and Collaboration Agreements for further discussion of the Collaboration Agreement with Roche (the “Collaboration Agreement”). In addition, in accordance with the Collaboration Agreement, the parties agreed to enter into a supply agreement in order for Sarepta to supply Roche with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). While the Supply Agreement is in the process of being negotiated, we delivered batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. For the three months ended March 31, 2024, we recognized $6.0 million of contract manufacturing and other revenues, which is primarily related to these Roche shipments, with no similar activity for the three months ended March 31, 2023.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of inventory costs that relate to sales of our products and the related overhead costs and royalty payments primarily to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”) for EXONDYS 51, AMONDYS 45 and VYONDYS 53 (collectively, the “PMO Products”) and to Nationwide Children’s Hospital (“Nationwide”) for ELEVIDYS. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS by the FDA in September 2016, December 2019, February 2021 and June 2023, respectively, we expensed such manufacturing and material costs as research and development expenses. For the PMO Products, all previously expensed manufacturing costs had been fully consumed prior to the three months ended March 31, 2024 and 2023. For ELEVIDYS sold in the three months ended March 31, 2024, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the product. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Collaboration Agreement, would have been approximately $23.8 million higher for the three months ended March 31, 2024.

The following table summarizes the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$37,699	$26,634	$11,065	42%
Royalty payments	11,206	8,383	2,823	34%
Inventory costs related to products sold to Roche**	1,654	—	1,654	NM*
Total cost of sales (excluding amortization of in-licensed rights)	$50,559	$35,017	$15,542	44%

* NM: not meaningful

** See above for further details regarding product supply sold to Roche via contract manufacturing under our Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the three months ended March 31, 2024 increased by $15.5 million, or 44%, compared with the same period in 2023. The change primarily reflects increasing demand for our products and an increase in royalty payments related to ELEVIDYS sales, as well as an increase in the write-offs of certain batches of our products not meeting our quality specifications for the three months ended March 31, 2024, as compared to the same period of 2023.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	Change	Change
	(in thousands)		$	%
SRP-9001	$71,400	$104,619	$(33,219)	(32)%
Eteplirsen (exon 51)	18,830	22,614	(3,784)	(17)%
LGMD platform	16,954	15,911	1,043	7%
PPMO platform	12,511	15,096	(2,585)	(17)%
Other gene therapies	8,610	3,990	4,620	116%
Casimersen (exon 45)	5,246	7,663	(2,417)	(32)%
Gene editing	3,678	3,188	490	15%
Golodirsen (exon 53)	2,453	5,515	(3,062)	(56)%
Other projects	4,140	2,602	1,538	59%
Internal research and development expenses	78,046	84,604	(6,558)	(8)%
Roche collaboration reimbursement	(21,472)	(20,123)	(1,349)	7%
Total research and development expenses	$200,396	$245,679	$(45,283)	(18)%

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Manufacturing expenses*	$69,700	$118,462	$(48,762)	(41)%
Clinical trial expenses	44,147	40,892	3,255	8%
Compensation and other personnel expenses	41,535	42,153	(618)	(1)%
Facility- and technology-related expenses	21,365	21,082	283	1%
Stock-based compensation	16,273	16,413	(140)	(1)%
Professional services	6,534	6,266	268	(—)%
Pre-clinical expenses	3,449	3,463	(14)	(—)%
Research and other	18,865	17,071	1,794	11%
Roche collaboration reimbursement	(21,472)	(20,123)	(1,349)	7%
Total research and development expenses	$200,396	$245,679	$(45,283)	(18)%

*Beginning in the period ended March 31, 2024, we implemented an updated manufacturing absorption methodology that allocates the absorption of indirect manufacturing costs to their respective originating categories. Research and development expenses by category, specifically manufacturing expenses, compensation and other personnel expenses, facility- and technology-related expenses and professional services have been reclassified for the period ended March 31, 2023 for comparability. This reallocation has no impact to the total research and development expenses recognized.

Research and development expenses for the three months ended March 31, 2024 decreased by $45.3 million, or 18%, compared with the three months ended March 31, 2023. The decrease was primarily driven by the following:

•
$48.8 million decrease in manufacturing expenses primarily due to the capitalization of commercial batches of ELEVIDYS manufactured after its approval in June 2023;
•
$3.3 million increase in clinical trial expenses primarily due to an increased patient enrollment and site activation for our MOMENTUM and MIS51ON programs;
•
$1.8 million increase in research and other expenses primarily driven by an increase in collaboration cost-sharing expenses related to Genethon's micro-dystrophin drug candidate and an increase in sponsored research with academic institutions during the three months ended March 31, 2024; and
•
$1.3 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy programs.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$42,052	$38,467	$3,585	9%
Professional services	39,665	35,091	4,574	13%
Stock-based compensation	24,419	24,837	(418)	(2)%
Facility- and technology-related expenses	11,756	9,850	1,906	19%
Other	9,297	2,626	6,671	254%
Roche collaboration reimbursement	(186)	(157)	(29)	18%
Total selling, general and administrative expenses	$127,003	$110,714	$16,289	15%

Selling, general and administrative expenses for the three months ended March 31, 2024 increased by $16.3 million, or 15%, compared with the three months ended March 31, 2023. This increase was primarily driven by the following:

•
$3.6 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$4.6 million increase in professional service expenses primarily related to ongoing litigation matters;
•
$1.9 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$6.7 million increase in other expenses primarily due to timing of charitable contribution activity.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For the three months ended March 31, 2024 and 2023, we recorded amortization of in-licensed rights of approximately $0.6 million and $0.2 million, respectively.

Other income, net

Other income, net primarily consists of interest expense on our debt facilities, interest income on our cash, cash equivalents and investments, amortization of investment premium or accretion of investment discount and change in the fair value of contingent consideration related to regulatory-related contingent payments meeting the definition of a derivative. Interest expense primarily includes interest accrued on our convertible notes. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

For the three months ended March 31, 2024, other income, net decreased by approximately $6.2 million compared with the three months ended March 31, 2023. The decrease is primarily due to a $10.1 million increase in the fair value of contingent consideration, partially offset by a $2.8 million increase in accretion of investment discount, net due to an increase in interest rates, as well as a $2.2 million reduction of interest expense incurred as a result of the partial debt extinguishment of our senior convertible notes due on November 15, 2024 (the “2024 Notes”) in March 2023.

Income tax expense

Income tax expense for the three months ended March 31, 2024 and 2023 was approximately $5.3 million and $4.0 million, respectively. Income tax expense for all periods presented primarily relates to federal and state income taxes.

Liquidity and Capital Resources

There have been no material changes to our obligations under lease or debt arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2024	As of December 31, 2023	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$427,290	$428,430	$(1,140)	(—)%
Short-term investments	963,453	1,247,820	(284,367)	(23)%
Non-current investments	33,919	—	33,919	NM*
Restricted cash	15,579	15,579	—	(—)%
Total cash, cash equivalents and investments	$1,440,241	$1,691,829	$(251,588)	(15)%

Borrowings:
Convertible debt	$1,239,246	$1,237,998	$1,248	(—)%
Total borrowings	$1,239,246	$1,237,998	$1,248	(—)%

Working capital
Current assets	$2,464,865	$2,579,331	$(114,466)	(4)%
Current liabilities	608,709	653,659	(44,950)	(7)%
Total working capital	$1,856,156	$1,925,672	$(69,516)	(4)%

* NM: not meaningful

For the periods ended March 31, 2024 and December 31, 2023, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from sale of the ELEVIDYS priority review voucher, net proceeds from our offering of 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”), proceeds from the partial settlement of capped call options associated with the exchange of a portion of the 2024 Notes for shares of our common stock and our collaboration arrangement with Roche. Our principal uses of cash are research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, business development transactions, settlement of long-term debt and other working capital requirements. The changes in our working capital primarily reflect use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond March 31, 2025, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

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
•
the attainment of milestones and our obligations to make milestone payments to Myonexus Therapeutics, Inc.'s selling shareholders, BioMarin, Nationwide, UWA and other institutions;
•
obligations to holders of our convertible notes; and
•
the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution. We believe that existing cash and cash equivalents, along with future cash generated from operations will be sufficient to meet the capital requirements of our operations for the next 12 months and foreseeable future.

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under manufacturing arrangements is provided in Note 14, Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under debt or leasing arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $3.2 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of March 31, 2024, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Three Months Ended
	March 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(242,076)	$(209,396)	$(32,680)	16%
Investing activities	218,796	12,492	206,304	NM*
Financing activities	22,140	101,795	(79,655)	(78)%
Decrease in cash and cash equivalents	$(1,140)	$(95,109)	$93,969	(99)%

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net income (loss) adjusted for non-cash items and changes in net operating assets and liabilities, totaled $242.1 million and $209.4 million for the three months ended March 31, 2024 and 2023, respectively. Cash used in operating activities for the three months ended March 31, 2024 was primarily driven by the net income of $36.1 million, adjusted for the following:

•
$40.7 million in stock-based compensation expense;
•
$8.7 million in depreciation and amortization expense;
•
$10.1 million non-cash change in the fair value of contingent consideration; and
•
$4.3 million in other non-cash items.

These non-cash charges were partially offset by the $12.4 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$145.0 million increase in manufacturing-related deposits and prepaids primarily due to an increase in prepaid raw materials with Catalent;
•
$92.8 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the timing and invoicing of payments with our contract research organizations and contract manufacturing organizations and payments on accrued employee compensation costs;
•
$60.5 million increase in inventory primarily due to capitalized inventory related to ELEVIDYS;
•
$50.4 million decrease in deferred revenue primarily related to the collaboration with Roche; and
•
$21.5 million decrease in accounts receivable, net primarily due to a reduction in payment terms for product sales related to ELEVIDYS.

Cash used in operating activities for the three months ended March 31, 2023 was primarily driven by the net loss of $516.8 million, adjusted for the following:

•
$387.3 million in loss on debt extinguishment related to the exchange of 2024 Notes;
•
$41.3 million in stock-based compensation expense;
•
$11.3 million in depreciation and amortization expense; and
•
$5.2 million in other non-cash items.

These non-cash charges were partially offset by the $8.7 million in accretion of investment discount, net.

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
•
$22.5 million increase in other assets primarily due to the Roche collaboration receivable outstanding as of three months ended March 31, 2023;
•
$9.2 million increase in accounts receivable, net due to an increase in the demand of our PMO products; and
•
$7.5 million increase in manufacturing-related deposits and prepaids as we ramped up production of SRP-9001 prior to ELEVIDYS approval.

Investing Activities

Cash provided by investing activities was $218.8 million for the three months ended March 31, 2024, compared to $12.5 million of cash provided in the three months ended March 31, 2023. Cash provided by investing activities for the three months ended

March 31, 2024 primarily consisted of $477.7 million from the maturity of available-for-sale securities, partially offset by $216.5 million of purchases of available-for-sale securities and $32.4 million of purchases of property and equipment.

Cash provided by investing activities for the three months ended March 31, 2023 primarily consisted of $448.8 million from the maturity and sale of available-for-sale securities, partially offset by $426.8 million of purchases of available-for-sale securities and $9.5 million of purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $22.1 million and $101.8 million for the three months ended March 31, 2024 and 2023, respectively. Cash provided by financing activities for the three months ended March 31, 2024 consisted of $22.1 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Cash provided by financing activities for the three months ended March 31, 2023 consisted of $80.6 million in partial settlement of capped call share options for the 2024 Notes and $28.0 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program, partially offset by $6.9 million in third-party debt conversion costs related to the partial debt extinguishment of the 2024 Notes in March 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of March 31, 2024, we had approximately $1,440.3 million of cash, cash equivalents, restricted cash and investments, comprised of $427.3 million of cash and cash equivalents, $963.5 million of short-term investments, $33.9 million of non-current investments and $15.6 million non-current restricted cash. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2024, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.4 million to our interest rate sensitive instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2024, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Business

We are highly dependent on the commercial success of our products in the U.S. We may not be able to meet expectations with respect to sales of our products or maintain or attain profitability and positive cash-flow from operations, as applicable.

The FDA granted accelerated approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS, respectively, as therapeutic treatments for Duchenne in patients who have a confirmed mutation in the dystrophin gene that is amenable to exon 51, exon 53, exon 45 skipping, and ambulatory pediatric patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene, respectively. EXONDYS 51 has been approved for marketing in the U.S., Israel and Kuwait, AMONDYS 45 in the U.S. and Kuwait, and VYONDYS 53 and ELEVIDYS have been approved for marketing only in the U.S. Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the United States. Our commercial PMO products are also available in additional countries through our EAP. The commercial success of our products continues to depend on, and the commercial success of any future products would depend on, a number of factors attributable to one of our products or the products of our competitors, including, but not limited to:

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
•
our ability to remain compliant with evolving laws and regulations that apply to us and our commercial activities;
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

EXONDYS 51 has been approved for marketing only in the U.S., Israel and Kuwait, AMONDYS 45 in the U.S. and Kuwait, and VYONDYS 53 and ELEVIDYS have been approved for marketing only in the U.S. We may not receive approval to commercialize these products in additional countries. Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the United States. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps.

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

Our business and financial results have not yet been materially adversely affected by the ongoing conflict between Russia and Ukraine, or the conflict in the Middle-East. As our revenue from countries outside of the United States increases, our access to patients in those regions through our EAP and our ability to generate revenue from commercial sales of our products in Russia, Ukraine or the Middle-East may be adversely affected. The United States and other nations have raised the possibility of sanctions on companies that do business with Russia or its allies, including Belarus. We also may be adversely impacted by sanctions imposed on third parties with which we do business, such as third-party distributors and service providers of our EAP.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received FDA approval for its product Viltepso (viltolarsen)), Daiichi (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, PepGen (notably for exon 51), SQY Therapeutics and BioMarin (BMN-351 for exon 51); (ii) gene therapies, such as Pfizer and Solid (also in partnership with Ultragenyx), and Regenxbio; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics, Editas Medicine, and Precision Biosciences (in partnership with Eli Lilly); (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera (Reveragen), Fibrogen, ReveraGen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Mallinckrodt, Antisense Therapeutics, Italfarmco (recently approved product Givinostat), Dystrogen and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin has announced it is pursuing IND enabling studies for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it has announced that it commenced clinical development for its exon 53 oligonucleotide, WVE-N531.

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

In particular, each of the conditions for which we plan to evaluate our product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because newborn screening for these diseases is not widely adopted, and it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, a resurgence of COVID-19 infection rates may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact enrollment in our clinical trials.

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

In addition, the impact of COVID-19 has caused disruptions and may cause future delays in some of our clinical trials. Responses to a resurgence of infection rates of COVID-19 or other similar pandemics by healthcare providers and regulatory agencies could delay the commencement of clinical trials, site initiation, protocol compliance, or the completion of clinical trials, including the completion of post-marketing requirements and commitments, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, our most recent announcements for SRP-9003 and SRP-5051 include: in January 2024, we announced results from Part B of our MOMENTUM SRP-5051 Study and in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of Duchenne and LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. This uncertainty is heightened for our PMO- and PPMO based products and product candidates and gene therapy-based products and product candidates for which there has not been a significant number of patent litigations involving such technologies. Congress periodically considers changes to patent law, and that such changes could have adverse effects. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. The USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain.

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

We participate in the Medicaid Drug Rebate Program, the PHS 340B drug pricing program, the U.S. Department of Veterans Affairs, Federal Supply Schedule ("FSS") pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain drug products to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Requirements are subject to change.

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

Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged certain customers more than the statutorily mandated ceiling price. The Centers for Medicare & Medicaid Services ("CMS") also could decide to terminate our Medicaid Drug Rebate agreement. Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results.

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

The Inflation Reduction Act of 2022, among other things implements, a corporate book minimum tax (“BMT”) 15% rate that could apply to consolidated groups of companies with adjusted financial statement income in excess of $1.0 billion over a three-year period. The BMT has various limitations, including a more restrictive limit on availability of net operating loss carryforwards, which if applied to us, could impact its cash tax liability and ability to utilize tax attributes.

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

Risks Related to our Financial Condition and Capital Requirements

We have previously incurred operating losses and we may not maintain profitability.

We incurred an operating income of $34.9 million for the three months ended March 31, 2024. Our accumulated deficit was $4.4 billion as of March 31, 2024. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last 12 months, as of the date of this report, our stock has increased as much as 31% in a single day or decreased as much as 37% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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
•
the impact of COVID-19 or similar pandemics; and
•
the addition or loss of customers.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of March 31, 2024, there were approximately 94.5 million shares of common stock outstanding and outstanding awards to purchase 12.5 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2024, there were approximately 3.3 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.6 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

We may issue additional shares to grant equity awards to our employees, officers, directors and consultants under our 2018 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2024 Employment Commencement Incentive Plan. We may also issue additional common stock and warrants from time to time to finance our operations and in connection with strategic transactions, such as acquisitions and licensing. For example, in February 2020, we issued and sold 2,522,227 shares of common stock to Roche Finance in connection with the entry into the collaboration agreement with Roche.

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

Additionally, the California Consumer Privacy Act ("CPA"), includes significant privacy obligations applicable to many businesses that do business in California. The CPA requires disclosures to California consumers, imposes rules around collecting or using information about minors, and affords consumers with privacy rights such as the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to correct inaccurate information, the right to limit the use of sensitive information, the right to opt-out of the sale of personal information or sharing of personal information for cross-context behavioral advertising, and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Failure to comply with these requirements is subject to civil sanctions, including fines and penalties. The CPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. We will need to continually evaluate and potentially update our privacy program to ensure compliance with the CPA, GDPR, UK GDPR, and other applicable privacy laws and will incur additional costs and expenses in our effort to comply.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 31, 2024, two of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as "Rule 10b5-1 trading plans" and each one as a "Rule 10b5-1 trading plan." We describe the material terms of these trading plans below.

Ryan Brown entered into and adopted a plan with an effective date of March 7, 2024 and end date of March 15, 2025, covering 76,508 shares of common stock, 7,574 plus the net shares resulting upon the vesting of future restricted stock units, and 84,082 plus the net shares resulting upon the vesting of future restricted stock units.

Bilal Arif entered into and adopted a plan with an effective date of March 11, 2024 and end date of March 15, 2025, covering: 7,676 shares of common stock, 5,655 plus the net shares resulting upon the vesting of future restricted stock units, and 13,331 plus the net shares resulting upon the vesting of future restricted stock units.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
3.6	Second Amended and Restated Bylaws	8-K	001-14895	3.1	12/13/22
10.1	Sarepta Therapeutics, Inc. 2024 Employment Commencement Incentive Plan	S-8 POS	333-240996	4.5	3/28/24
10.2	Form of Stock Option Award Agreement under Sarepta Therapeutics, Inc. 2024 Employment Commencement Incentive Plan					X
10.3	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2024 Employment Commencement Incentive Plan					X
31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 1, 2024	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2024	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)