Form 10-Q
period 2024-06-30
Sarepta Therapeutics, Inc.
filed 2024-08-07
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	95,366,334
(Class)	(Outstanding as of August 2, 2024)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$383,622	$428,430
Short-term investments	1,076,852	1,247,820
Accounts receivable, net	359,997	400,327
Inventory	485,795	322,859
Manufacturing-related deposits and prepaids	302,627	102,181
Other current assets	74,743	77,714
Total current assets	2,683,636	2,579,331
Property and equipment, net	276,200	227,154
Right of use assets	124,001	129,952
Non-current inventory	204,691	191,368
Other non-current assets	135,729	136,771
Total assets	$3,424,257	$3,264,576

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$107,417	$164,918
Accrued expenses	350,404	314,997
Deferred revenue, current portion	122,036	50,416
Current portion of long-term debt	91,505	105,483
Other current liabilities	17,128	17,845
Total current liabilities	688,490	653,659
Long-term debt	1,134,810	1,132,515
Lease liabilities, net of current portion	143,601	140,965
Deferred revenue, net of current portion	325,000	437,000
Contingent consideration	48,200	38,100
Other non-current liabilities	7,087	3,000
Total liabilities	2,347,188	2,405,239
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 95,282,600 and 93,731,831 issued and outstanding at June 30, 2024, and December 31, 2023, respectively	10	9
Additional paid-in capital	5,481,723	5,304,623
Accumulated other comprehensive (loss) income, net of tax	(1,030)	918
Accumulated deficit	(4,403,634)	(4,446,213)
Total stockholders’ equity	1,077,069	859,337
Total liabilities and stockholders’ equity	$3,424,257	$3,264,576

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Products, net	$360,548	$238,988	$720,032	$470,483
Collaboration and other	2,383	22,250	56,363	44,255
Total revenues	362,931	261,238	776,395	514,738

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	44,545	34,124	95,104	69,141
Research and development	179,690	241,890	380,086	487,569
Selling, general and administrative	138,796	118,564	265,799	229,278
Amortization of in-licensed rights	601	179	1,202	357
Total cost and expenses	363,632	394,757	742,191	786,345
Operating (loss) income	(701)	(133,519)	34,204	(271,607)

Other income (loss), net:
Other income, net	14,278	16,934	20,821	29,641
Gain from sale of Priority Review Voucher	—	102,000	—	102,000
Loss on debt extinguishment	—	—	—	(387,329)
Total other income (loss), net	14,278	118,934	20,821	(255,688)

Income (loss) before income tax expense	13,577	(14,585)	55,025	(527,295)
Income tax expense	7,117	9,355	12,446	13,400
Net income (loss)	$6,460	$(23,940)	$42,579	$(540,695)

Other comprehensive income (loss):
Unrealized (losses) gains on investments, net of tax	(339)	(636)	(1,948)	609
Total other comprehensive (loss) income	(339)	(636)	(1,948)	609
Comprehensive income (loss)	$6,121	$(24,576)	$40,631	$(540,086)

Earnings (loss) per share:
Basic	$0.07	$(0.27)	$0.45	$(6.11)
Diluted	$0.07	$(0.27)	$0.44	$(6.11)

Weighted average number of shares of common stock used in computing earnings (loss) per share:
Basic	94,618	88,743	94,305	88,466
Diluted	99,144	88,743	99,129	88,466

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2023	93,732	$9	$5,304,623	$918	$(4,446,213)	$859,337
Exercise of options for common stock	207	—	15,579	—	—	15,579
Vest of restricted stock units	461	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90	—	6,561	—	—	6,561
Stock-based compensation	—	—	45,205	—	—	45,205
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(1,609)	—	(1,609)
Net income	—	—	—	—	36,119	36,119
BALANCE AT MARCH 31, 2024	94,490	$9	$5,371,968	$(691)	$(4,410,094)	$961,192
Exercise of options for common stock	468	1	39,917	—	—	39,918
Vest of restricted stock units	131	—	—	—	—	—
Stock-based compensation	—	—	55,654	—	—	55,654
Issuance of common stock for conversion of 2024 Notes	194	—	14,184	—	—	14,184
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	—	6,460	6,460
BALANCE AT JUNE 30, 2024	95,283	$10	$5,481,723	$(1,030)	$(4,403,634)	$1,077,069

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2022	87,950	$9	$4,296,841	$(1,664)	$(3,910,236)	$384,950
Exercise of options for common stock	267	—	22,808	—	—	22,808
Vest of restricted stock units	390	—	—	—	—	—
Issuance of common stock for exchange of 2024 Notes	4,456	—	693,377	—	—	693,377
Partial settlement of capped call share options for 2024 Notes	—	—	80,645	—	—	80,645
Issuance of common stock under employee stock purchase plan	77	—	5,229	—	—	5,229
Stock-based compensation	—	—	41,250	—	—	41,250
Unrealized gains from available-for-sale securities, net of tax	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	(516,755)	(516,755)
BALANCE AT MARCH 31, 2023	93,140	$9	$5,140,150	$(419)	$(4,426,991)	$712,749
Exercise of options for common stock	80	—	5,861	—	—	5,861
Vest of restricted stock units	54	—	—	—	—	—
Stock-based compensation	—	—	47,377	—	—	47,377
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(636)	—	(636)
Net loss	—	—	—	—	(23,940)	(23,940)
BALANCE AT JUNE 30, 2023	93,274	$9	$5,193,388	$(1,055)	$(4,450,931)	$741,411

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$42,579	$(540,695)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	17,463	22,097
Reduction in the carrying amounts of the right of use assets	7,964	6,811
Non-cash interest expense	2,501	2,688
Stock-based compensation	91,174	88,627
Accretion of investment discount, net	(22,859)	(20,245)
Non-cash change in the fair value of contingent consideration	10,100	(800)
Loss on debt extinguishment	—	387,329
Gain from sale of Priority Review Voucher	—	(102,000)
Other	(1,067)	645
Changes in operating assets and liabilities, net:
Net decrease (increase) in accounts receivable, net	40,330	(22,180)
Net (increase) decrease in manufacturing-related deposits and prepaids	(203,344)	1,378
Net increase in inventory	(162,972)	(26,998)
Net decrease in other assets	6,627	9,637
Net decrease in deferred revenue	(40,380)	(44,255)
Net decrease in accounts payable, accrued expenses, lease liabilities and other liabilities	(15,250)	(93,669)
Net cash used in operating activities	(227,134)	(331,630)

Cash flows from investing activities:
Purchase of property and equipment	(61,611)	(27,394)
Purchase of available-for-sale securities	(547,282)	(829,799)
Maturity and sale of available-for-sale securities	739,161	864,458
Purchase of intangible assets	(10,000)	(139)
Proceeds from sale of Priority Review Voucher	—	102,000
Net cash provided by investing activities	120,268	109,126

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	62,058	33,898
Partial settlement of capped call share options for 2024 Notes	—	80,645
Debt conversion costs for 2024 Notes	—	(6,887)
Net cash provided by financing activities	62,058	107,656

Decrease in cash, cash equivalents and restricted cash	(44,808)	(114,848)

Cash, cash equivalents and restricted cash:
Beginning of period	444,009	985,801
End of period	$399,201	$870,953

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$383,622	$851,929
Restricted cash in other assets	15,579	19,024
Total cash, cash equivalents and restricted cash	$399,201	$870,953

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7,990	$5,991
Cash paid during the period for interest	$7,981	$7,817
Supplemental schedule of non-cash activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$30,483	$20,928
Lease liabilities arising from obtaining right of use assets	$2,018	$75,875
Common stock issued for conversion or exchange of 2024 Notes	$14,184	$693,377
Capitalized stock-based compensation and depreciation as inventory	$13,287	$—

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

The Company's products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) and AMONDYS 45 (casimersen) Injection (“AMONDYS 45”) were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) on September 19, 2016, December 12, 2019 and February 25, 2021, respectively. Indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 (collectively, the “PMO Products”) use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

ELEVIDYS (delandistrogene moxeparvovec-rokl), approved by the FDA on June 20, 2024, is an adeno-associated virus-based gene therapy for the treatment of ambulatory pediatric patients at least 4 years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is also approved for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA on June 22, 2023 for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

As of June 30, 2024, the Company had approximately $1,476.1 million of cash, cash equivalents, restricted cash and investments, consisting of $383.6 million of cash and cash equivalents, $1,076.9 million of short-term investments and $15.6 million of non-current restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2023 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on February 28, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net, from customers. As of June 30, 2024, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of June 30, 2024, three entities accounted for 33%, 28% and 15% of accounts receivable, net, respectively. As of December 31, 2023, four entities accounted for 40%, 19%, 19% and 12% of accounts receivable, net, respectively. As of June 30, 2024, the Company believes its largest customers are of high credit quality and has not experienced any material credit losses related to such customers.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2023.

There have not been any material changes to the Company's accounting policies or recent accounting pronouncements that could have a material impact through June 30, 2024.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For the three and six months ended June 30, 2023, the Company recognized $22.3 million and $44.3 million, respectively, of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”) related to the amortization of the single, combined performance obligation, with no such activity for the corresponding periods ended June 30, 2024. Under the Roche Agreement, the Company has granted Roche options to acquire ex-U.S. rights to certain future Duchenne development programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost-sharing provisions. These Options were accounted for as material rights related to individual programs and recorded in deferred revenue at the inception of the Roche Agreement. The value assigned to the material rights is included in deferred revenue until such rights expire or are exercised. On February 12, 2024, Roche declined to exercise its optional rights related to one external, early stage development program, which resulted in the immediate recognition of $48.0 million of collaboration revenue for the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, the Company had total deferred revenue of $447.0 million and $487.4 million, primarily related to the separate material rights for the Options associated with the Roche Agreement, of which $122.0 million and $50.4 million were classified as current, respectively.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and six months ended June 30, 2024, costs reimbursable by Roche and reflected as a reduction to operating expenses were $17.9 million and $39.6 million, respectively. For the three and six months ended June 30, 2023, costs reimbursable by Roche and reflected as a reduction to operating expenses were $28.2 million and $48.5 million, respectively. As of June 30, 2024 and December 31, 2023, there were $19.9 million and $29.8 million, respectively, of collaboration and other receivables included in other current assets on the unaudited condensed consolidated balance sheets.

In accordance with the Roche Agreement, the Company agreed to enter into a supply agreement with Roche in order to supply them with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). While the Supply Agreement is in the process of being negotiated, the Company has delivered batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. For the six months ended June 30, 2024, the Company recognized $5.8 million of contract manufacturing revenue related to these shipments, with no similar activity for the six months ended June 30, 2023. There was no similar activity in contract manufacturing revenue for either the three months ended June 30, 2024 or 2023. This revenue is included in collaboration and other revenues in the unaudited condensed consolidated statements of comprehensive income (loss). For the six months ended June 30, 2024, the Company recognized $1.7 million of inventory costs related to these shipments, which is included in cost of sales (excluding amortization of in-licensed rights) in the unaudited condensed consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2024, the Company recognized $2.4 million and $2.6 million, respectively, of royalty revenue from sales of ELEVIDYS by Roche, with no similar activity for the same periods of 2023.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $34.8 million in research milestone payments. Under these agreements, there are $121.8 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and royalty payments based on the net sales of the developed products upon commercialization. For the three and six months ended June 30, 2023, the Company recognized $7.5 million of up-front payments related to an exercised option as research and development expense. During the three and six months ended June 30, 2024, the Company did not exercise any options, nor did any additional research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of June 30, 2024, the Company may be obligated to make up to $2.8 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within research and option agreements entered into by the Company as of June 30, 2024, which are discussed above. For the three and six months ended June 30, 2023, the Company recognized up-front, development milestone and other expenses of $7.6 million and $8.1 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss), with no similar activity for the three and six months ended June 30, 2024.

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

During the six months ended June 30, 2024, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$100,859	$100,859	$—	$—
Commercial paper	26,866	—	26,866	—
Government and government agency bonds	854,254	—	854,254	—
Corporate bonds	180,781	—	180,781	—
Strategic investments	7,606	6,606	—	1,000
Certificates of deposit	53,130	—	53,130	—
Total assets	$1,223,496	$107,465	$1,115,031	$1,000

Liabilities
Contingent consideration	$48,200	$—	$—	$48,200
Total liabilities	$48,200	$—	$—	$48,200

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$63,919	$63,919	$—	$—
Commercial paper	113,362	—	113,362	—
Government and government agency bonds	1,001,137	—	1,001,137	—
Corporate bonds	130,380	—	130,380	—
Strategic investments	6,527	5,527	—	1,000
Certificates of deposit	56,621	—	56,621	—
Total assets	$1,371,946	$69,446	$1,301,500	$1,000

Liabilities
Contingent consideration	$38,100	$—	$—	$38,100
Total liabilities	$38,100	$—	$—	$38,100

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds and the Company's strategic investment in a biotechnology company listed on the Nasdaq Global Market.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain of the short-term investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2024.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in a private biotechnology company whose fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value of the Company's strategic investments that are not listed securities are adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the six months ended June 30, 2024 or 2023, as no impairment indicators were identified nor were similar securities issued.

The Company’s contingent consideration liability with a fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to two academic institutions under separate license agreements that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone or shorten or lengthen the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

The following table represents a roll-forward of the fair value of Level 3 financial liabilities for the periods indicated:

	As of June 30, 2024	As of June 30, 2023
	(in thousands)
Fair value, as of beginning of period	$38,100	$36,900
Change in estimated fair value	10,100	—
Liabilities terminated	—	(800)
Fair value, as of end of period	$48,200	$36,100

For the six months ended June 30, 2024, the Company recorded an increase of $10.1 million to account for the change in fair value of the Company's existing contingent consideration liabilities. These changes, which are recorded through earnings, were a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the probability of success of the underlying programs and the discount rate utilized to determine the present value of future payments to be made. As of June 30, 2024, the contingent consideration was recorded as a long-term liability on the Company's unaudited condensed consolidated balance sheets. For the six months ended June 30, 2023, a decrease of $0.8 million was recorded to account for the termination of a license agreement with an academic institution that had met the definition of a derivative.

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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Money market funds	$100,859	$63,919
Government and government agency bonds	29,058	—
Corporate bonds	9,121	—
Commercial paper	—	53,680
Total	$139,038	$117,599

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of both June 30, 2024 and December 31, 2023 was approximately five months.

The following tables summarize the Company’s cash, cash equivalents and short-term investments for each of the periods indicated:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$345,443	$—	$—	$345,443
Commercial paper	26,866	—	—	26,866
Government and government agency bonds	855,148	—	(894)	854,254
Corporate bonds	180,890	6	(115)	180,781
Certificates of deposit	53,130	—	—	53,130
Total cash, cash equivalents and investments	$1,461,477	$6	$(1,009)	$1,460,474
As reported:
Cash and cash equivalents	$383,623	$—	$(1)	$383,622
Short-term investments	1,077,854	6	(1,008)	1,076,852
Total cash, cash equivalents and investments	$1,461,477	$6	$(1,009)	$1,460,474

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$374,750	$—	$—	$374,750
Commercial paper	113,362	—	—	113,362
Government and government agency bonds	1,000,302	1,006	(171)	1,001,137
Corporate bonds	130,270	118	(8)	130,380
Certificates of deposit	56,621	—	—	56,621
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250
As reported:
Cash and cash equivalents	$428,430	$—	$—	$428,430
Short-term investments	1,246,875	1,124	(179)	1,247,820
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET, AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with the PMO Products and ELEVIDYS, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
PMO Products
United States	$204,248	$203,895	$393,915	$404,346
Rest of World	34,579	35,093	70,460	66,137
Total PMO product revenues, net	$238,827	$238,988	$464,375	$470,483
ELEVIDYS
United States	121,721	—	255,657	—
Total ELEVIDYS product revenue, net	$121,721	$—	$255,657	$—
Total product revenues, net	$360,548	$238,988	$720,032	$470,483

For the three and six months ended June 30, 2024 and 2023, no individual country outside the U.S. exceeded 10% of total net product revenues.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Product revenues, net
Customer 1	35%	47%	35%	48%
Customer 2	21%	33%	20%	32%

As of June 30, 2024 and December 31, 2023, the Company's accounts receivable, net were $360.0 million and $400.3 million, respectively, both of which were related to product sales, net of discounts and allowances. As of June 30, 2024, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 65 to 90 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 90 and 150 days. Please refer to Note 2, Summary of Significant Accounting Policies for discussion of the credit risk associated with accounts receivable, net.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2023	$27,486	$98,194	$3,831	$35,261	$164,772
Provision	41,935	72,684	8,585	35,527	158,731
Adjustments relating to prior periods	783	(5,171)	—	(88)	(4,476)
Payments/credits	(54,393)	(62,647)	(8,462)	(33,210)	(158,712)
Balance, as of June 30, 2024	$15,811	$103,060	$3,954	$37,490	$160,315

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2022	$417	$67,493	$3,343	$23,445	$94,698
Provision	6,287	60,824	7,228	32,220	106,559
Adjustments relating to prior periods	—	(3,437)	—	—	(3,437)
Payments/credits	(6,434)	(45,592)	(6,976)	(24,820)	(83,822)
Balance, as of June 30, 2023	$270	$79,288	$3,595	$30,845	$113,998

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Reduction to accounts receivable	$55,663	$64,697
Component of accrued expenses	104,652	100,075
Total reserves	$160,315	$164,772

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Raw materials	$167,201	$133,963
Work in progress	470,381	318,458
Finished goods	52,904	61,806
Total inventory	$690,486	$514,227

No material inventory reserves existed as of June 30, 2024 or December 31, 2023. The Company classifies inventory associated with its PMO Products as non-current inventory when consumption of the inventory is expected beyond the Company's normal PMO Product inventory operating cycle of two years. Non-current inventory consists of raw materials and work in progress associated with the PMO Products.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Balance sheet classification
Inventory	$485,795	$322,859
Non-current inventory	204,691	191,368
Total inventory	$690,486	$514,227

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Collaboration and other receivables	$19,869	$29,786
Prepaid maintenance services	14,266	11,281
Prepaid clinical and pre-clinical expenses	12,356	10,280
Tax-related receivables and prepaids	8,415	6,862
Interest receivable	3,979	2,731
Prepaid insurance	3,932	3,352
Prepaid commercial expenses	3,684	2,729
Other	8,242	10,693
Total other current assets	$74,743	$77,714

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Manufacturing-related deposits and prepaids	$77,102	$74,204
Intangible assets, net	28,252	29,620
Restricted cash*	15,579	15,579
Strategic investments	7,606	6,527
Prepaid maintenance services	4,046	5,466
Other	3,144	5,375
Total other non-current assets	$135,729	$136,771

* The Company had approximately $15.6 million in restricted cash included in other non-current assets on the Company’s unaudited condensed consolidated balance sheets as of both June 30, 2024 and December 31, 2023. Restricted cash for both periods relates to (i) letters of credit established under the Company’s various property leases that serve as security for potential future default of lease payments, (ii) a letter of credit established under a certain commercial supply agreement and (iii) collateralized cash for the Company’s credit cards. The restricted cash is unavailable for withdrawal or use for general obligations.

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Product revenue related reserves	$104,652	$100,075
Accrued contract manufacturing costs	77,451	33,024
Accrued employee compensation costs	50,023	78,732
Accrued clinical and pre-clinical costs	36,221	34,669
Accrued professional fees	22,885	17,187
Accrued fixed assets	21,163	3,231
Accrued income taxes	18,186	13,766
Accrued royalties	7,724	12,070
Accrued interest	4,368	4,395
Accrued research expenses	2,737	2,441
Other	4,994	4,032
Total accrued expenses	$350,404	$314,997

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

On March 2, 2023, the Company entered into separate, privately negotiated exchange agreements with certain holders of the outstanding 2024 Notes. The holders exchanged $313.5 million in aggregate principal value of the 2024 Notes held by them for 4.5 million shares of the Company’s common stock. As a result of the exchange, the Company entered into agreements with the counterparties to the 2017 Capped Calls to terminate a portion of the 2017 Capped Calls and received approximately $80.6 million in cash.

In June 2024, certain existing holders elected to convert $14.2 million in aggregate principal amount of the 2024 Notes into approximately 0.2 million shares of the Company’s common stock. As the conversions were completed under the original terms of the

2024 Notes, there is no gain or loss impact on the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The capped call options related to the shares underlying the conversion are required to be settled at the scheduled maturity date of the 2024 Notes.

For additional details about the 2024 Notes, please read Note 13, Indebtedness to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Total Debt Obligations

As of June 30, 2024 and December 31, 2023, the Company recorded approximately $1,226.3 million and $1,238.0 million as debt on the unaudited condensed consolidated balance sheets, respectively, with the 2024 Notes balance recorded as a current liability for both periods.

The following table summarizes the Company’s debt facilities for each of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Principal amount of the 2024 Notes	$91,641	$105,847
Principal amount of the 2027 Notes	1,150,000	1,150,000
Unamortized discount - debt issuance costs of 2024 Notes	(136)	(364)
Unamortized discount - debt issuance costs of 2027 Notes	(15,190)	(17,485)
Total carrying value of debt facilities	$1,226,315	$1,237,998

Fair value of 2024 Notes	$206,338	$144,833
Fair value of 2027 Notes	1,485,409	1,172,276
Total fair value of debt facilities	$1,691,747	$1,317,109

For each of the three months ended June 30, 2024 and 2023, contractual interest expense from debt facilities was $5.2 million, inclusive of $1.3 million and $1.2 million of amortization of debt discounts, respectively. For the six months ended June 30, 2024 and 2023, contractual interest expense from debt facilities was $10.5 million and $11.5 million, inclusive of $2.5 million and $2.7 million of amortization of debt discounts, respectively. The fair value of the 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”) and the 2024 Notes is based on open market trades and is classified as Level 1 in the fair value hierarchy.

The following table summarizes the total principal and contractual interest payments due under the Company’s debt arrangements:

	As of June 30, 2024
	Principal	Interest	Total Payments
	(in thousands)
2024 (July-December)	$91,641	$7,898	$99,539
2025	—	14,375	14,375
2026	—	14,375	14,375
2027	1,150,000	14,375	1,164,375
Total payments	$1,241,641	$51,023	$1,292,664

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2024			2023		2024			2023
	Grants		Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	5,100		$72.37	54,575	$66.82	321,478		$67.63	1,084,924		$72.50
Restricted stock units	54,905	(1)	$138.91	33,752	$121.27	1,216,890	(1)	$129.05	1,109,663	(2)	$153.89

(1) Included in restricted stock units (“RSUs”) for the three and six months ended June 30, 2024 are 8,860 and 97,460 shares with performance conditions (“March 2024 PSUs”), respectively, which are related to the achievement of certain financial performance goals and regulatory approval of certain of the Company's product candidates. The expanded regulatory approval of ELEVIDYS in June 2024 resulted in the cliff-vesting of 44,300 of the 97,460 shares of the March 2024 PSUs during the three and six months ended June 30, 2024. As of June 30, 2024, none of the performance conditions for the remaining 53,160 shares were probable of being achieved. Stock options and the remaining RSUs granted during the three and six months ended June 30, 2024 have only service-based criteria and vest over four years.

(2) Included in the RSUs for the six months ended June 30, 2023 are 502,225 shares with performance conditions (the “March 2023 PSUs”), which are related to regulatory approval of ELEVIDYS and achievement of a certain financial performance target, both of which were achieved in 2023. Vesting of the March 2023 PSUs is contingent on the fulfillment of remaining service conditions.

During the year ended December 31, 2022, the Company granted 38,500 RSUs with performance conditions (the “March 2022 PSUs”), which are related to regulatory approval of certain of the Company's product candidates. As a result of the expanded regulatory approval of ELEVIDYS in June 2024, a portion of the March 2022 PSUs became eligible for vesting. Vesting of these PSUs is contingent on the fulfillment of remaining service conditions. As of June 30, 2024, none of the remaining performance conditions were probable of being achieved.

Stock-based Compensation Expense

For the three months ended June 30, 2024 and 2023, total stock-based compensation expense was $50.5 million and $47.4 million, respectively. For the six months ended June 30, 2024 and 2023, total stock-based compensation expense was $91.2 million and $88.6 million, respectively.

The following table summarizes stock-based compensation expense by grant type and by function included within the unaudited condensed consolidated statements of comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	$15,515	$21,135	$31,796	$44,965
Restricted stock units	37,808	25,037	65,335	41,177
Employee stock purchase plan	2,331	1,205	3,728	2,485
Subtotal	$55,654	$47,377	$100,859	$88,627
Capitalized stock-based compensation costs*	(5,172)	—	(9,685)	—
Total stock-based compensation expense included in expenses	$50,482	$47,377	$91,174	$88,627
Research and development	19,806	21,577	36,079	37,990
Selling, general and administrative	30,676	25,800	55,095	50,637
Total stock-based compensation expense included in expenses	$50,482	$47,377	$91,174	$88,627

*Prior to the six months ended June 30, 2024, capitalized stock-based compensation costs were not material.

12. OTHER INCOME (LOSS), NET

The following table summarizes other income (loss), net for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Accretion of investment discount, net	$10,766	$12,786	$23,570	$22,825
Interest income	8,076	8,418	15,169	17,694
Interest expense	(4,832)	(5,224)	(8,998)	(11,547)
Change in the fair value of contingent consideration	—	800	(10,100)	800
Other, net	268	154	1,180	(131)
Other income, net	$14,278	$16,934	$20,821	$29,641
Gain from sale of Priority Review Voucher	—	102,000	—	102,000
Loss on debt extinguishment	—	—	—	(387,329)
Total other income (loss), net	$14,278	$118,934	$20,821	$(255,688)

13. INCOME TAXES

During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $7.1 million and $12.4 million, respectively. The effective tax rate for the six months ended June 30, 2024 was 22.6%. The income tax provision primarily relates to the current tax provision on taxable profits, including in certain states which restrict the amount of net operating loss carryforwards which may be utilized to offset taxable income. The Company continues to maintain a valuation allowance on its worldwide deferred tax assets with the exception of deferred tax assets in certain foreign jurisdictions, as it has concluded that it is more likely than not that these deferred tax assets will not be realized.

During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $9.4 million and $13.4 million, respectively. The effective tax rate for the six months ended June 30, 2023 was (2.5%). For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize the costs over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. The requirement to capitalize research and development costs for tax purposes resulted in the Company having taxable profits and recording federal and state tax expense of $2.9 million and $10.5 million, respectively. The state tax expense of $10.5 million is primarily related to state taxable income, partially offset by net operating loss carryforwards.

14. EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income (loss) - basic	$6,460	$(23,940)	$42,579	$(540,695)
Add: interest expense, net of tax, on the Company's convertible debt	340	—	769	—
Net income (loss) - diluted	$6,800	$(23,940)	$43,348	$(540,695)
Denominator:
Weighted-average common shares outstanding, basic	94,618	88,743	94,305	88,466
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	3,095	—	3,388	—
Common stock issuable under the Company's convertible debt	1,431	—	1,436	—
Weighted-average common shares outstanding, diluted	99,144	88,743	99,129	88,466
Earnings (loss) per common share, basic	$0.07	$(0.27)	$0.45	$(6.11)
Earnings (loss) per common share, diluted	$0.07	$(0.27)	$0.44	$(6.11)

The following table summarizes potential shares of common stock that were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	As of June 30, 2024		As of June 30, 2023
	(in thousands)
Common stock issuable under the Company's equity incentive plans	2,879	(1)	12,316	(2)
Common stock issuable under the Company's convertible debt	8,100		9,542
Total number of potentially issuable common stock	10,979		21,858

(1) As of June 30, 2024, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 1.2 million shares that are dilutive but have performance or market conditions that were not met as of the end of the period.

(2) As of June 30, 2023, the anti-dilutive common stock issuable under the Company's equity incentive plans includes 1.2 million shares that have performance or market conditions that were not met as of the end of the period because these were anti-dilutive as the Company was in a net loss position at the end of the period.

15. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of June 30, 2024
(in thousands)
2024 (July-December)	$757,166
2025	230,756
2026	108,260
2027	77,630
2028	72,343
Total manufacturing commitments*	$1,246,155

* Total manufacturing commitments include the Catalent, Inc. (“Catalent”) manufacturing and supply agreement, for which the Company has ROU assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of June 30, 2024.

For more information related to the Company’s manufacturing and supply agreements, please read Note 16, Subsequent Events included herein and Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable, and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the matters described below as of June 30, 2024.

On September 15, 2020, REGENXBIO INC. (“Regenx”) and the Trustees of the University of Pennsylvania (“U-Penn”) filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make adeno-associated virus (“AAV”) gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ‘617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, damages that are no less than a reasonable royalty (treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 5, 2024, the Court granted Sarepta’s motion for summary judgment on the grounds that the asserted claims of Regenx’s ‘617 Patent are invalid because they cover patent ineligible subject matter under 35 U.S.C. § 101. On January 12, 2024, the Court entered judgment and closed the case. Plaintiffs have appealed to the U.S. Court of Appeals for the Federal Circuit.

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

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserted a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the PTAB at the USPTO in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserted claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further sought a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from the University of Western Australia ("UWA") (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). In its complaint, NS sought legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintained all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta also sought a determination of invalidity of the NS Patents. In its counterclaim complaint, Sarepta sought an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief

(treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. On August 14, 2023, the Court granted cross motions to amend the pleadings, allowing Sarepta to add a counterclaim against NS for inequitable conduct, and NS to add counterclaims against Sarepta for inequitable conduct and Walker Process fraud. The parties have since stipulated to the dismissal of NS's claim of infringement of its ’361 Patent and certain claims of the ’322 Patent, and NS’s breach of contract claim. The Court bifurcated the Walker Process fraud claim on April 18, 2024, and granted Sarepta's motion for summary judgement of infringement of the '851 Patent and NS’s motion for partial summary judgment of infringement of certain NS patents on May 1, 2024. A trial is scheduled to commence on December 16, 2024.

On or about June 5, 2023, Sarepta initiated a patent infringement lawsuit against Nippon Shinyaku in Japan, alleging that NS’s production, sales and offers to sell Viltepso infringe Sarepta’s Japanese Patent No. 6406782. NS filed its preliminary answer on July 13, 2023. A technical presentation session occurred on July 26, 2024.

On July 26, 2024, Genzyme Corporation filed a lawsuit against Sarepta Therapeutics, Inc. and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of United States Patent Nos. 9,051,542 (the “’542 Patent”) and 7,704,721 (the “’721 Patent”) arising from Sarepta’s alleged manufacture and sale of ELEVIDYS® (delandistrogene moxeparvovec-rokl). In its complaint, Genzyme seeks, inter alia, damages for the alleged infringement, including increased damages up to three times the amount found or assessed, together with prejudgment and post-judgment interest and costs.

16. SUBSEQUENT EVENTS

The Company issued a termination notice to Brammer Bio MA, LLC, an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) on July 18, 2024 to terminate the development, commercial manufacturing, and supply agreement, as related to the Company's adherent manufacturing process for its gene therapy programs. The termination will be effective as of August 21, 2024 and the Company is currently performing its analysis of the financial impact of the termination. As of the date of this report, the Company expects to record between approximately $55.0 million to $65.0 million in additional expense as a result of this termination for the three and nine months ended September 30, 2024. This range is the net impact of any expected termination expenses and write-offs and the reduction to operating expense for applicable reimbursable costs under the Roche Agreement. As the Company had yet to obtain regulatory approval to produce commercial supply of ELEVIDYS at Thermo manufacturing facilities prior to the issuance of this termination notice, the Company will record these amounts as research and development expenses in the three and nine months ended September 30, 2024.

The Company is analyzing any further impact from the termination that will be recorded for the three and nine months ended September 30, 2024.

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
•
our expectation that our partnerships with manufacturers will support our clinical and commercial manufacturing capacity for our Duchenne muscular dystrophy (“Duchenne”) gene therapy programs and Limb-girdle muscular dystrophy (“LGMD”) programs, while also acting as a manufacturing platform for potential future gene therapy programs, and our belief that our current network of manufacturing partners is able to fulfill the requirements of our commercial plan;
•
our expectation that our partnerships with Catalent, Inc. (“Catalent”) will support our clinical and commercial manufacturing demand for our SRP-9001 Duchenne program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs;
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
•
estimated timelines and milestones for the remainder of 2024 and beyond, including meeting with the FDA in the second half of 2024 with respect to SRP-5051;
•
our engagement with regulatory authorities outside of the U.S. including the European Medicines Agency (the “EMA”);
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
•
our expectation regarding the impact of environmental laws and regulations on our business; and our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements.

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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne and are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, LGMDs, and other neuromuscular and central nervous system related disorders.

We commercialized four products, all of which were granted accelerated approval or traditional approval by the FDA:

•
The PMO Products:
o
EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), granted accelerated approval by the FDA on September 19, 2016, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51 skipping. EXONDYS 51 uses our phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene.
o
VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), granted accelerated approval by the FDA on December 12, 2019, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene.
o
AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), granted accelerated approval by the FDA on February 25, 2021, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene.
•
ELEVIDYS (delandistrogene moxeparvovec-rokl), approved by the FDA on June 20, 2024, is an adeno-associated virus-based gene therapy for the treatment of ambulatory pediatric patients at least 4 years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is also approved for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA on June 22, 2023 for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Aldevron and Catalent. We have adopted a hybrid development and manufacturing strategy in which we have built internal expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing, while closely partnering with experienced manufacturing partners to expedite development and commercialization of our gene therapy programs. We have secured manufacturing capacity at Catalent to support our clinical and commercial manufacturing demand for ELEVIDYS and our LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical and commercial production and testing. Aldevron provides GMP-grade plasmid for ELEVIDYS and is expected to provide plasmid source material for our LGMD programs and future gene therapy programs.

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

Cash, Cash Equivalents, Restricted Cash and Investments

As of June 30, 2024, we had approximately $1,476.1 million of cash, cash equivalents, restricted cash and investments, consisting of $383.6 million of cash and cash equivalents, $1,076.9 million of short-term investments and $15.6 million of non-current restricted cash. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The following tables set forth selected unaudited condensed consolidated statements of income (loss) data for each of the periods indicated:

	For the Three Months Ended June 30,
	2024	2023	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$360,548	$238,988	$121,560	51%
Collaboration and other	2,383	22,250	(19,867)	(89)%
Total revenues	362,931	261,238	101,693	39%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	44,545	34,124	10,421	31%
Research and development	179,690	241,890	(62,200)	(26)%
Selling, general and administrative	138,796	118,564	20,232	17%
Amortization of in-licensed rights	601	179	422	236%
Total cost and expenses	363,632	394,757	(31,125)	(8)%
Operating loss	(701)	(133,519)	132,818	99%
Other income, net:
Other income, net	14,278	16,934	(2,656)	(16)%
Gain from sale of Priority Review Voucher	—	102,000	(102,000)	(100)%
Total other income, net	14,278	118,934	(104,656)	(88)%

Income (loss) before income tax expense	13,577	(14,585)	28,162	193%
Income tax expense	7,117	9,355	(2,238)	(24)%
Net income (loss)	$6,460	$(23,940)	$30,400	127%

Earnings (loss) per share:
Basic	$0.07	$(0.27)	$0.34	NM*
Diluted	$0.07	$(0.27)	$0.34	NM*

	For the Six Months Ended June 30,
	2024	2023	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$720,032	$470,483	$249,549	53%
Collaboration and other	56,363	44,255	12,108	27%
Total revenues	776,395	514,738	261,657	51%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	95,104	69,141	25,963	38%
Research and development	380,086	487,569	(107,483)	(22)%
Selling, general and administrative	265,799	229,278	36,521	16%
Amortization of in-licensed rights	1,202	357	845	237%
Total cost and expenses	742,191	786,345	(44,154)	(6)%
Operating income (loss)	34,204	(271,607)	305,811	113%
Other income (loss), net:
Other income, net	20,821	29,641	(8,820)	(30)%
Gain from sale of Priority Review Voucher	—	102,000	(102,000)	(100)%
Loss on debt extinguishment	—	(387,329)	387,329	100%
Total other income (loss), net	20,821	(255,688)	276,509	108%

Income (loss) before income tax expense	55,025	(527,295)	582,320	110%
Income tax expense	12,446	13,400	(954)	(7)%
Net income (loss)	$42,579	$(540,695)	$583,274	108%

Earnings (loss) per share:
Basic	$0.45	$(6.11)	$6.56	NM*
Diluted	$0.44	$(6.11)	$6.55	NM*

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

The following tables summarize the components of our net product revenues, by product, for each of the periods indicated:

	For the Three Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
PMO Products	$238,827	$238,988	$(161)	(—)%
ELEVIDYS	121,721	—	121,721	NM*
Products, net	$360,548	$238,988	$121,560	51%

	For the Six Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
PMO Products	$464,375	$470,483	$(6,108)	(1)%
ELEVIDYS	255,657	—	255,657	NM*
Products, net	$720,032	$470,483	$249,549	53%

* NM: not meaningful

Net product revenues for our products for the three and six months ended June 30, 2024 increased by $121.6 million and $249.5 million, respectively, compared with the three and six months ended June 30, 2023. The increase primarily reflects $121.7 million and $255.7 million, respectively, of net product revenues associated with sales of ELEVIDYS during the three and six months ended June 30, 2024, which was approved by the FDA and launched in June 2023.

The following tables summarize the components of our collaboration and other revenues for the periods indicated:

	For the Three Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Amortization of performance obligations**	$—	$22,250	$(22,250)	(100)%
Contract manufacturing and other	2,383	—	2,383	NM*
Total collaboration and other	$2,383	$22,250	$(19,867)	(89)%

	For the Six Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Amortization of performance obligations**	$48,000	$44,255	$3,745	8%
Contract manufacturing and other	8,363	—	8,363	NM*
Total collaboration and other	$56,363	$44,255	$12,108	27%

* NM: not meaningful

** Related to the recognition of previously deferred revenue under the Roche collaboration agreement as the Company satisfies its performance obligations under the contract. For more information, please read Note 3, License and Collaboration Agreements.

Collaboration and other revenues primarily relate to our collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For the three months ended June 30, 2024 and 2023, we recognized $2.4 million and $22.3 million of collaboration and other revenues, respectively. The decrease is primarily driven by the amortization of the single, combined performance obligation under the Collaboration Agreement with Roche (the “Collaboration Agreement”) during the three months ended June 30, 2023, which was fully amortized as of December 31, 2023. This was partially offset by royalty revenue from Roche included in contract manufacturing and other for the three months ended June 30, 2024. Please refer to Note 3, License and Collaboration Agreements for further discussion of the Collaboration Agreement.

For the six months ended June 30, 2024 and 2023, we recognized $56.4 million and $44.3 million of collaboration and other revenues, respectively. The increase is primarily due to the $48.0 million of collaboration revenue recognized in the six months ended June 30, 2024 related to Roche’s declined option to acquire the ex-US rights to a certain external, early stage Duchenne development program. This was partially offset by the amortization of the single, combined performance obligation under the Collaboration Agreement during the six months ended June 30, 2023, which was fully amortized as of December 31, 2023. In addition, in accordance with the Collaboration Agreement, the parties agreed to enter into a supply agreement in order for Sarepta to supply Roche with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). While the Supply Agreement is in the process of being negotiated, we delivered batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. For the six months ended June 30, 2024, we recognized $8.4 million of contract manufacturing and other revenues, which is primarily related to these Roche shipments and royalty revenue from Roche, with no similar activity for the six months ended June 30, 2023.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of inventory costs that relate to sales of our products and the related overhead costs and royalty payments primarily to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”) for our PMO Products and to Nationwide Children’s Hospital (“Nationwide”) for ELEVIDYS. Prior to receiving regulatory approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS by the FDA in September 2016, December 2019, February 2021 and June 2023, respectively, we expensed such manufacturing and material costs as research and development expenses. For the PMO Products, all previously expensed manufacturing costs had been fully consumed prior to the three and six months ended June 30, 2024 and 2023. For ELEVIDYS sold in the three and six months ended June 30, 2024, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to the FDA approval of the product. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Collaboration Agreement, would have been approximately $15.9 million and $39.7 million for the three and six months ended June 30, 2024, respectively.

The following table summarizes the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$36,814	$25,541	$11,273	44%
Royalty payments	7,731	8,583	(852)	(10)%
Total cost of sales (excluding amortization of in-licensed rights)	$44,545	$34,124	$10,421	31%

	For the Six Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$74,513	$52,175	$22,338	43%
Royalty payments	18,937	16,966	1,971	12%
Inventory costs related to products sold to Roche**	1,654	—	1,654	NM*
Total cost of sales (excluding amortization of in-licensed rights)	$95,104	$69,141	$25,963	38%

* NM: not meaningful

** See above for further details regarding product supply sold to Roche via contract manufacturing under our Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the three months ended June 30, 2024 increased by $10.4 million, or 31%, compared with the same period in 2023. The change primarily reflects cost of sales related to ELEVIDYS for the three months ended June 30, 2024, following its FDA approval and launch in June 2023, with no similar activity for the same period of 2023.

The cost of sales (excluding amortization of in-licensed rights) for the six months ended June 30, 2024 increased by $26.0 million, compared with the same period in 2023. The change primarily reflects cost of sales related to ELEVIDYS for the six months ended June 30, 2024, following its FDA approval and launch in June 2023, with no similar activity for the same period of 2023 and an increase in royalty payments related to ELEVIDYS sales.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
SRP-9001	$41,454	$88,481	$(47,027)	(53)%
LGMD platform	20,964	12,897	8,067	63%
Eteplirsen (exon 51)	19,992	29,358	(9,366)	(32)%
Other gene therapies	7,919	7,494	425	6%
PPMO platform	5,821	17,445	(11,624)	(67)%
Casimersen (exon 45)	5,812	5,367	445	8%
Gene editing	4,313	2,960	1,353	46%
Golodirsen (exon 53)	2,529	2,890	(361)	(12)%
Other projects	3,965	11,338	(7,373)	(65)%
Internal research and development expenses	84,640	91,532	(6,892)	(8)%
Roche collaboration reimbursement	(17,719)	(27,872)	10,153	(36)%
Total research and development expenses	$179,690	$241,890	$(62,200)	(26)%

	For the Six Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
SRP-9001	$112,854	$193,100	$(80,246)	(42)%
LGMD platform	37,918	28,808	9,110	32%
Eteplirsen (exon 51)	38,822	51,972	(13,150)	(25)%
PPMO platform	18,332	32,541	(14,209)	(44)%
Other gene therapies	16,529	11,484	5,045	44%
Casimersen (exon 45)	11,058	13,030	(1,972)	(15)%
Gene editing	7,991	6,148	1,843	30%
Golodirsen (exon 53)	4,982	8,405	(3,423)	(41)%
Other projects	8,105	13,940	(5,835)	(42)%
Internal research and development expenses	162,686	176,136	(13,450)	(8)%
Roche collaboration reimbursement	(39,191)	(47,995)	8,804	(18)%
Total research and development expenses	$380,086	$487,569	$(107,483)	(22)%

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Manufacturing expenses*	$50,659	$108,631	$(57,972)	(53)%
Clinical trial expenses	39,861	42,508	(2,647)	(6)%
Compensation and other personnel expenses	37,407	39,812	(2,405)	(6)%
Facility- and technology-related expenses	22,030	21,555	475	2%
Stock-based compensation	19,806	21,577	(1,771)	(8)%
Professional services	7,746	7,419	327	4%
Pre-clinical expenses	1,443	2,726	(1,283)	(47)%
Research and other	18,457	25,534	(7,077)	(28)%
Roche collaboration reimbursement	(17,719)	(27,872)	10,153	(36)%
Total research and development expenses	$179,690	$241,890	$(62,200)	(26)%

*Beginning in the period ended March 31, 2024, we implemented an updated manufacturing absorption methodology that allocates the absorption of indirect manufacturing costs to their respective originating categories. Research and development expenses by category, specifically, manufacturing expenses, compensation and other personnel expenses, facility- and technology-related expenses and professional services, have been reclassified for the period ended June 30, 2023 for comparability. This reallocation has no impact on the total research and development expenses recognized.

Research and development expenses for the three months ended June 30, 2024 decreased by $62.2 million, or 26%, compared with the three months ended June 30, 2023. The decrease was primarily driven by the following:

•
$58.0 million decrease in manufacturing expenses primarily due to the capitalization of commercial batches of ELEVIDYS manufactured upon its approval in June 2023;
•
$2.6 million decrease in clinical trial expenses primarily due to a ramp-down of the ESSENCE studies for AMONDYS 45 and VYONDYS 53;
•
$2.4 million decrease in compensation and other personnel expenses primarily due to an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023, partially offset by changes in headcount;
•
$1.8 million decrease in stock-based compensation expense primarily due to an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023, partially offset by the achievement of performance conditions related to certain restricted stock units with performance conditions (“PSUs”) during the three months ended June 30, 2024 and changes in the value of stock awards;
•
$1.3 million decrease in pre-clinical expenses primarily due to a decrease in toxicology study activity in our PPMO and PMO platforms;
•
$7.1 million decrease in research and other expenses primarily driven by $7.5 million of up-front payments as a result of the execution of certain research and license agreements in the three months ended June 30, 2023, with no similar up-front or milestone activity for the three months ended June 30, 2024. This was partially offset by the termination of an external early stage Duchenne development program during the three months ended June 30, 2024; and
•
$10.2 million decrease in the offset to expense associated with a collaboration reimbursement from Roche due to timing and frequency of clinical supply costs and engineering runs for our SRP-9001 gene therapy programs.

	For the Six Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Manufacturing expenses*	$120,359	$227,093	$(106,734)	(47)%
Clinical trial expenses	84,008	83,400	608	1%
Compensation and other personnel expenses	78,942	81,965	(3,023)	(4)%
Facility- and technology-related expenses	43,395	42,637	758	2%
Stock-based compensation	36,079	37,990	(1,911)	(5)%
Professional services	14,280	13,685	595	4%
Pre-clinical expenses	4,892	6,189	(1,297)	(21)%
Research and other	37,322	42,605	(5,283)	(12)%
Roche collaboration reimbursement	(39,191)	(47,995)	8,804	(18)%
Total research and development expenses	$380,086	$487,569	$(107,483)	(22)%

*Beginning in the period ended March 31, 2024, we implemented an updated manufacturing absorption methodology that allocates the absorption of indirect manufacturing costs to their respective originating categories. Research and development expenses by category, specifically, manufacturing expenses, compensation and other personnel expenses, facility- and technology-related expenses and professional services, have been reclassified for the period ended June 30, 2023 for comparability. This reallocation has no impact on the total research and development expenses recognized.

Research and development expenses for the six months ended June 30, 2024 decreased by $107.5 million, or 22%, compared with the six months ended June 30, 2023. The decrease was primarily driven by the following:

•
$106.7 million decrease in manufacturing expenses primarily due to the capitalization of commercial batches of ELEVIDYS manufactured upon its approval in June 2023;
•
$3.0 million decrease in compensation and other personnel expenses primarily due to an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023, partially offset by changes in headcount;
•
$1.9 million decrease in stock-based compensation expense primarily due to an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023, partially offset by the achievement of performance conditions related to certain PSUs during the six months ended June 30, 2024 and changes in the value of stock awards;
•
$1.3 million decrease in pre-clinical expenses primarily due to a decrease in toxicology study activity in our PPMO and PMO platforms;
•
$5.3 million decrease in research and other expenses primarily driven by $7.8 million of up-front payments as a result of the execution of certain research and license agreements in the six months ended June 30, 2023, with no similar up-front or milestone activity for the six months ended June 30, 2024. This was partially offset by the termination of an external early stage Duchenne development program during the six months ended June 30, 2024; and
•
$8.8 million decrease in the offset to expense associated with a collaboration reimbursement from Roche due to timing and frequency of clinical supply costs and engineering runs for our SRP-9001 gene therapy programs.

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

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Professional services	$44,033	$37,797	$6,236	16%
Compensation and other personnel expenses	40,128	38,329	1,799	5%
Stock-based compensation	30,676	25,800	4,876	19%
Facility- and technology-related expenses	12,739	10,416	2,323	22%
Other	11,441	6,550	4,891	75%
Roche collaboration reimbursement	(221)	(328)	107	(33)%
Total selling, general and administrative expenses	$138,796	$118,564	$20,232	17%

Selling, general and administrative expenses for the three months ended June 30, 2024 increased by $20.2 million, or 17%, compared with the three months ended June 30, 2023. This increase was primarily driven by the following:

•
$6.2 million increase in professional service expenses primarily related to the continued efforts to commercialize ELEVIDYS and ongoing litigation matters;
•
$1.8 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$4.9 million increase in stock-based compensation expense primarily related to the achievement of performance conditions related to certain PSUs during the three months ended June 30, 2024;

•
$2.3 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$4.9 million increase in other expenses primarily due to the timing of charitable contribution activity.

	For the Six Months Ended June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Professional services	$83,698	$72,888	$10,810	15%
Compensation and other personnel expenses	82,180	76,796	5,384	7%
Stock-based compensation	55,095	50,637	4,458	9%
Facility- and technology-related expenses	24,495	20,266	4,229	21%
Other	20,738	9,176	11,562	126%
Roche collaboration reimbursement	(407)	(485)	78	(16)%
Total selling, general and administrative expenses	$265,799	$229,278	$36,521	16%

Selling, general and administrative expenses for the six months ended June 30, 2024 increased by $36.5 million, or 16%, compared with the six months ended June 30, 2023. This increase was primarily driven by the following:

•
$10.8 million increase in professional service expenses primarily related to ongoing litigation matters and the continued efforts to commercialize ELEVIDYS;
•
$5.4 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$4.5 million increase in stock-based compensation expense primarily related to the achievement of performance conditions related to certain PSUs during the six months ended June 30, 2024;
•
$4.2 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$11.6 million increase in other expenses primarily due to the timing of charitable contribution activity.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin, and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval of or the first commercial sale of the applicable product. For the three and six months ended June 30, 2024, we recorded amortization of in-licensed rights of approximately $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2023, we recorded amortization of in-licensed rights of approximately $0.2 million and $0.4 million, respectively.

Other income, net

Other income, net primarily consists of interest expense on our debt facilities, interest income on our cash, cash equivalents and investments, amortization of investment premium or accretion of investment discount, unrealized gain or loss from our investment in our strategic investments and change in the fair value of contingent consideration related to regulatory-related contingent payments meeting the definition of a derivative. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

For the three months ended June 30, 2024 and 2023, other income, net, was $14.3 million and $16.9 million, respectively. The decrease is primarily related to a decrease in accretion of investment discount, net. For the six months ended June 30, 2024 and 2023, other income, net was $20.8 million and $29.6 million, respectively. The decrease is primarily due to a change of $10.1 million in the fair value of contingent consideration during the six months ended June 30, 2024.

Income tax expense

Income tax expense for the three and six months ended June 30, 2024 was approximately $7.1 million and $12.4 million, respectively. Income tax expense for the three and six months ended June 30, 2023 was approximately $9.4 million and $13.4 million, respectively. Income tax expense for the three and six months ended June 30, 2024 and 2023 relates to state, federal and foreign income taxes.

Liquidity and Capital Resources

There have been no material changes to our obligations under lease arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2024	As of December 31, 2023	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$383,622	$428,430	$(44,808)	(10)%
Short-term investments	1,076,852	1,247,820	(170,968)	(14)%
Restricted cash	15,579	15,579	—	(—)%
Total cash, cash equivalents and investments	$1,476,053	$1,691,829	$(215,776)	(13)%

Borrowings:
Convertible debt	$1,226,315	$1,237,998	$(11,683)	(1)%
Total borrowings	$1,226,315	$1,237,998	$(11,683)	(1)%

Working capital
Current assets	$2,683,636	$2,579,331	$104,305	4%
Current liabilities	688,490	653,659	34,831	5%
Total working capital	$1,995,146	$1,925,672	$69,474	4%

For the periods ended June 30, 2024 and December 31, 2023, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from sale of the ELEVIDYS priority review voucher, net proceeds from our offering of 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”), proceeds from the partial settlement of capped call options associated with the exchange of a portion of the 2024 Notes for shares of our common stock and our collaboration arrangement with Roche. Our principal uses of cash are research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, business development transactions, settlement of long-term debt and other working capital requirements. The changes in our working capital primarily reflect the use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond June 30, 2025, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

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

We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and the results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution. We believe that existing cash and cash equivalents, along with future cash generated from operations will be sufficient to meet the capital requirements of our operations for the next 12 months and foreseeable future.

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under debt and manufacturing arrangements are provided in Note 10, Indebtedness and Note 15, Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under leasing arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $2.8 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon the achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of June 30, 2024, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Six Months Ended
	June 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(227,134)	$(331,630)	$104,496	(32)%
Investing activities	120,268	109,126	11,142	10%
Financing activities	62,058	107,656	(45,598)	(42)%
Decrease in cash, cash equivalents and restricted cash	$(44,808)	$(114,848)	$70,040	(61)%

Operating Activities

Cash used in operating activities, which consists of our net income (loss) adjusted for non-cash items and changes in net operating assets and liabilities, totaled $227.1 million and $331.6 million for the six months ended June 30, 2024 and 2023, respectively. Cash used in operating activities for the six months ended June 30, 2024 was primarily driven by the net income of $42.6 million, adjusted for the following non-cash items:

•
$91.2 million in stock-based compensation expense;
•
$17.5 million in depreciation and amortization expense;
•
$10.1 million change in the fair value of contingent consideration; and
•
$9.4 million in other items.

These amounts were partially offset by $22.9 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$203.3 million increase in manufacturing-related deposits and prepaids primarily due to an increase in prepaid raw materials and batch fees with Catalent;
•
$163.0 million increase in inventory primarily due to capitalized inventory related to ELEVIDYS;
•
$40.4 million decrease in deferred revenue primarily related to the collaboration with Roche; and
•
$15.3 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the timing and invoicing of payments with our contract research organizations and contract manufacturing organizations and payments on accrued employee compensation costs.

These amounts were partially offset by the following:

•
$6.6 million decrease in other assets primarily due to a decrease in the collaboration receivable related to Roche; and
•
$40.3 million decrease in accounts receivable due to a reduction in payment terms for product sales related to ELEVIDYS.

Cash used in operating activities for the six months ended June 30, 2023 was primarily driven by the net loss of $540.7 million, adjusted for the following non-cash items:

•
$387.3 million in loss on debt extinguishment related to the exchange of 2024 Notes;
•
$88.6 million in stock-based compensation expense;
•
$22.1 million in depreciation and amortization expense; and
•
$9.3 million in other items.

These amounts were partially offset by the gain of $102.0 million recorded from the sale of the ELEVIDYS Priority Review Voucher and $20.2 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$93.7 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the $54.0 million shortfall payment to Thermo Fisher Scientific, Inc. made during the six months ended June 30, 2023, payments to Catalent for raw materials and the overall timing and invoicing of payments;
•
$44.3 million decrease in deferred revenue related to the collaboration with Roche;
•
$27.0 million increase in inventory due to the addition of capitalized inventory after the approval of ELEVIDYS in June 2023, partially offset by a decrease in inventory for our PMO Products; and
•
$22.2 million increase in accounts receivable due to an increase in the demand of our PMO Products.

These amounts were partially offset by $11.0 million decrease in other assets and manufacturing-related deposits and prepaids primarily due to a decrease in the collaboration receivable related to Roche and timing of manufacturing prepaids.

Investing Activities

Cash provided by investing activities was $120.3 million and $109.1 million for the six months ended June 30, 2024 and 2023, respectively. Cash provided by investing activities for the six months ended June 30, 2024 primarily consisted of $739.2 million from the maturity and sale of available-for-sale securities, partially offset by $547.3 million of purchases of available-for-sale securities, $61.6 million of purchases of property and equipment and $10.0 million of purchases of intangible assets.

Cash provided by investing activities for the six months ended June 30, 2023 primarily consisted of $102.0 million of net proceeds related to the sale of the ELEVIDYS Priority Review Voucher and $864.5 million from the maturity and sale of available-for-sale securities, partially offset by $829.8 million of purchases of available-for-sale securities and $27.4 million of purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $62.1 million and $107.7 million for the six months ended June 30, 2024 and 2023, respectively. Cash provided by financing activities for the six months ended June 30, 2024 consisted of $62.1 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of June 30, 2024, we had approximately $1,476.1 million of cash, cash equivalents, restricted cash and investments, comprised of $383.6 million of cash and cash equivalents, $1,076.9 million of short-term investments and $15.6 million non-current restricted cash. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2024, we estimate that such hypothetical 10 basis point adverse movement would result in a hypothetical loss in fair value of approximately $0.4 million to our interest rate sensitive instruments.

Our $1,150.0 million aggregate principal amount of our 2027 Notes has a fixed interest rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15 and our $91.6 million aggregate principal amount of our 2024 Notes has a fixed interest rate of 1.5% per annum, payable semi-annually in cash on each May 15 and November 15, and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The FDA granted accelerated approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS, as therapeutic treatments for Duchenne in patients who have a confirmed mutation in the dystrophin gene that is amenable to exon 51, exon 53, exon 45 skipping, and ambulatory pediatric patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene, respectively. EXONDYS 51 has been approved for marketing only in the U.S., Israel and Kuwait, AMONDYS 45 in the U.S. and Kuwait, and VYONDYS 53 in the U.S. and Kuwait and ELEVIDYS in the U.S, and our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the United States. Our commercial PMO products are also available in additional countries through our EAP. The commercial success of our products continues to depend on, and the commercial success of any future products would depend on, a number of factors attributable to one of our products or the products of our competitors, including, but not limited to:

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
•
our ability to timely comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of our products and acceptance of the same by the FDA and medical community since continued approval may be contingent upon verification of a clinical benefit in confirmatory trials, particularly in light of FDA's expanded expedited withdrawal procedures as set forth in the Food and Drug Omnibus Reform Act of 2022 (“FDORA”);
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

The accelerated approvals for EXONDYS 51, VYONDYS 53 and AMONDYS 45 granted by the FDA were based on an increase in the surrogate biomarker of dystrophin in skeletal muscles observed in some patients treated with these products. The accelerated approval for ELEVIDYS in non-ambulatory patients granted by the FDA was based on an effect on the surrogate endpoint of expression ELEVIDYS micro-dystrophin, of the protein produced by ELEVIDYS. These products are subject to ongoing FDA requirements governing labeling, packaging, storage, advertising, promotion and recordkeeping, and we are required to submit additional safety, efficacy and other post-marketing information to the FDA.

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
•
the ability to timely demonstrate to the satisfaction of payors real world effectiveness and the economic, humanistic, societal and clinical benefits of our products;
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

Further, the potential commercial success of our product candidates as well as ELEVIDYS will depend on additional factors, including the capacity of any infusion centers responsible for the administration of our product candidates and ELEVIDYS.

ELEVIDYS and our gene therapy product candidates may be perceived as insufficiently effective, unsafe or may result in unforeseen adverse events. Failure of other gene therapy programs, negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of ELEVIDYS or our gene therapy product candidates and harm our ability to conduct our business or obtain regulatory approvals for ELEVIDYS or our gene therapy product candidates.

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

More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our gene therapy product candidates or demand ELEVIDYS or any other products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including death, and recent gene therapy trials have failed to demonstrate efficacy. Lack of efficacy and/or serious adverse events related to clinical trials we, our strategic partners or other companies conduct, even if such adverse events are not ultimately attributable to the relevant product candidates or products, and/or failed commercialization of gene therapy products may result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

We may not be able to expand the global footprint of our products outside of the U.S.

EXONDYS 51 has been approved for marketing only in the U.S., Israel and Kuwait, AMONDYS 45 in the U.S. and Kuwait, VYONDYS 53 in the U.S. and Kuwait and ELEVIDYS in the U.S. We may not receive approval to commercialize these products in additional countries. Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the United States. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps.

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

Due to the nature of our products and product candidate pipeline, in addition to new chemical entity (“NCE”) exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position. If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater. While orphan status for any of our products, if granted or maintained, would provide market exclusivity for the time periods specified above upon approval, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status (e.g., seven years in the U.S.). For example, the exclusivity period for EXONDYS 51 ended in September 2023. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. A recent decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. Depending on how FDA applies the Catalyst decision, it could impact our ability to obtain or seek to work around orphan exclusivity and might affect our ability to retain orphan exclusivity that the FDA previously has recognized for our products. Legislation has been introduced to amend the Orphan Drug Act in a way that may prevent these effects of the Catalyst decision, but it is unclear if or when such legislation could be enacted.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received accelerated FDA approval for its product Viltepso (viltolarsen)), Daiichi (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, PepGen (notably for exon 51), SQY Therapeutics and BioMarin (BMN-351 for exon 51); (ii) gene therapies, such as Pfizer and Solid (also in partnership with Ultragenyx), and Regenxbio; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), CRISPR Therapeutics, and Precision Biosciences; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed by Santhera (Reveragen), Fibrogen, ReveraGen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Mallinckrodt, Antisense Therapeutics, Italfarmaco (approved product Givinostat), Dystrogen and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin is conducting clinical trials for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it is conducting clinical trials for its exon 53 oligonucleotide, WVE-N531.

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

We have entered into multiple collaborations, including with Roche, Nationwide, Duke University, University of Florida, Dyno Therapeutics, and Hansa Biopharma. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or strategic relationships, each of which involves numerous risks, including:

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

In particular, each of the conditions for which we plan to evaluate our product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because newborn screening for these diseases is not widely adopted, and it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, the resurgence COVID-19 infection rates may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact enrollment in our clinical trials.

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

Clinical development is lengthy and uncertain. Clinical trials of our novel gene therapy candidates may be delayed, including as a result of the resurgence in COVID-19, or other similar, pandemics and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our business.

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
•
differences in trial design between early stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials;
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

Some of the third parties we rely for early-stage research and pre-clinical development are located in China. There has been increased governmental focus in the United States on the role of Chinese companies in the life sciences industry. This focus has included U.S. legislative proposals, such as the proposed BIOSECURE Act, a draft of which is currently in the legislative process in the U.S. Congress. If enacted, the BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract with the government. If adopted, the BIOSECURE Act could cause us to seek to exit some or all of our arrangements with China-based service providers determined to be “biotechnology companies of concern” and transition these services to alternative companies.

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

We rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product and to provide labeling and packaging of vials and storage of our products and product candidates. The limited number of third parties with facilities and capabilities suited for the manufacturing process of our products and product candidates creates a risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. As of the date of this Quarterly Report, we have dual sourcing for the APIs and drug product for all three of our PMO commercial products and one source for ELEVIDYS drug substance and drug product manufacturing.

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

We participate in the Medicaid Drug Rebate Program, the PHS 340B drug pricing program, the U.S. Department of Veterans Affairs, Federal Supply Schedule (“FSS”) pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain drug products to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Requirements are subject to change.

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

Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged certain customers more than the statutorily mandated ceiling price. The Centers for Medicare & Medicaid Services (“CMS”) also could decide to terminate our Medicaid Drug Rebate agreement. Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 and resurgences in infection rates have led to the implementation of various public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have reallocated, and may need to further, reallocate limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the spread of COVID-19 in such settings. These responses may be extended by the duration of the outbreak, periodic spikes in infection rates due to new strains of the virus, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. These actions have and may in the future negatively impact commercialization, clinical trials, manufacturing and other business operations, including:

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

The Inflation Reduction Act of 2022, among other things implements a corporate book minimum tax (“BMT”) 15% rate that could apply to consolidated groups of companies with adjusted financial statement income in excess of $1.0 billion over a three-year period. The BMT has various limitations, including a more restrictive limit on availability of net operating loss carryforwards, which if applied to us, could impact its cash tax liability and ability to utilize tax attributes.

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

We incurred an operating income of $34.2 million for the six months ended June 30, 2024. Our accumulated deficit was $4.4 billion as of June 30, 2024. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last 12 months, as of the date of this report, our stock has increased as much as 30% in a single day or decreased as much as 37% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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
•
the impact of the COVID-19 or similar pandemics; and
•
the addition or loss of customers.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of June 30, 2024, there were approximately 95.3 million shares of common stock outstanding and outstanding awards to purchase 11.8 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2024, there were approximately 3.4 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.6 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

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

In addition, privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which increase the costs incurred by us in complying with such laws. The European Union’s GDPR, and the UK GDPR in the U.K., purport to have a broad territorial scope, include a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and impose substantial penalties for non-compliance of up to the greater of €20 million (£17.5 million in the U.K.) or 4% of global annual revenue for the preceding financial year. Our efforts to comply with GDPR, UK GDPR and other privacy and data protection laws imposes significant costs and challenges that are likely to increase over time, and we are exposed to substantial penalties or litigation related to violations of existing or future data privacy laws and regulations

Additionally, the California Consumer Privacy Act (“CPA”), includes significant privacy obligations applicable to many businesses that do business in California. The CPA requires disclosures to California consumers, imposes rules around collecting or using information about minors, and affords consumers with privacy rights such as the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to correct inaccurate information, the right to limit the use of sensitive information, the right to opt-out of the sale of personal information or sharing of personal information for cross-context behavioral advertising, and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Failure to comply with these requirements is subject to civil sanctions, including fines and penalties. The CPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. We will need to continually evaluate and potentially update our privacy program to ensure compliance with the CPA, GDPR, UK GDPR, and other applicable privacy laws and will incur additional costs and expenses in our effort to comply.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
3.6	Second Amended and Restated Bylaws	8-K	001-14895	3.1	12/13/22
10.1	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2024 Employment Commencement Incentive Plan	8-K	001-14895	10.1	6/7/2024
31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 7, 2024	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)