Form 10-Q
period 2024-09-30
Sarepta Therapeutics, Inc.
filed 2024-11-06
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	95,519,650
(Class)	(Outstanding as of November 1, 2024)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$197,855	$428,430
Short-term investments	1,000,534	1,247,820
Accounts receivable, net	434,524	400,327
Inventory	565,924	322,859
Manufacturing-related deposits and prepaids	321,055	102,181
Other current assets	165,477	77,714
Total current assets	2,685,369	2,579,331
Property and equipment, net	305,788	227,154
Right of use assets	140,898	129,952
Non-current inventory	202,550	191,368
Non-current investments	181,770	—
Other non-current assets	83,559	136,771
Total assets	$3,599,934	$3,264,576

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,774	$164,918
Accrued expenses	344,830	314,997
Deferred revenue, current portion	127,001	50,416
Current portion of long-term debt	91,595	105,483
Other current liabilities	17,289	17,845
Total current liabilities	699,489	653,659
Long-term debt	1,135,965	1,132,515
Lease liabilities, net of current portion	170,009	140,965
Deferred revenue, net of current portion	325,000	437,000
Contingent consideration	47,400	38,100
Other non-current liabilities	1,000	3,000
Total liabilities	2,378,863	2,405,239
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 95,493,005 and 93,731,831 issued and outstanding at September 30, 2024, and December 31, 2023, respectively	10	9
Additional paid-in capital	5,588,839	5,304,623
Accumulated other comprehensive income, net of tax	2,245	918
Accumulated deficit	(4,370,023)	(4,446,213)
Total stockholders’ equity	1,221,071	859,337
Total liabilities and stockholders’ equity	$3,599,934	$3,264,576

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Products, net	$429,771	$309,322	$1,149,803	$779,805
Collaboration and other	37,401	22,495	93,764	66,750
Total revenues	467,172	331,817	1,243,567	846,555

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	91,691	37,026	186,795	106,167
Research and development	224,483	194,301	604,569	681,870
Selling, general and administrative	128,200	120,893	393,999	350,171
Amortization of in-licensed rights	602	439	1,804	796
Total cost and expenses	444,976	352,659	1,187,167	1,139,004
Operating income (loss)	22,196	(20,842)	56,400	(292,449)

Other income (loss), net:
Other income (expense), net	11,810	(12,332)	32,631	17,309
Gain from sale of Priority Review Voucher	—	—	—	102,000
Loss on debt extinguishment	—	—	—	(387,329)
Total other income (loss), net	11,810	(12,332)	32,631	(268,020)

Income (loss) before income tax expense	34,006	(33,174)	89,031	(560,469)
Income tax expense	395	7,763	12,841	21,163
Net income (loss)	$33,611	$(40,937)	$76,190	$(581,632)

Other comprehensive income:
Unrealized gains on investments, net of tax	3,275	417	1,327	1,026
Total other comprehensive income	3,275	417	1,327	1,026
Comprehensive income (loss)	$36,886	$(40,520)	$77,517	$(580,606)

Earnings (loss) per share:
Basic	$0.35	$(0.46)	$0.80	$(6.56)
Diluted	$0.34	$(0.46)	$0.78	$(6.56)

Weighted average number of shares of common stock used in computing earnings (loss) per share:
Basic	95,390	88,889	94,669	88,609
Diluted	100,448	88,889	99,572	88,609

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2023	93,732	$9	$5,304,623	$918	$(4,446,213)	$859,337
Exercise of options for common stock	207	—	15,579	—	—	15,579
Vest of restricted stock units	461	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90	—	6,561	—	—	6,561
Stock-based compensation	—	—	45,205	—	—	45,205
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(1,609)	—	(1,609)
Net income	—	—	—	—	36,119	36,119
BALANCE AT MARCH 31, 2024	94,490	$9	$5,371,968	$(691)	$(4,410,094)	$961,192
Exercise of options for common stock	468	1	39,917	—	—	39,918
Vest of restricted stock units	131	—	—	—	—	—
Stock-based compensation	—	—	55,654	—	—	55,654
Issuance of common stock for conversion of 2024 Notes	194	—	14,184	—	—	14,184
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	—	6,460	6,460
BALANCE AT JUNE 30, 2024	95,283	$10	$5,481,723	$(1,030)	$(4,403,634)	$1,077,069
Exercise of options for common stock	118	—	8,588	—	—	8,588
Vest of restricted stock units	39	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	5,644	—	—	5,644
Stock-based compensation	—		48,996	—	—	48,996
Issuance of common stock for conversion of 2024 Notes	—	—	1	—	—	1
Modification of 2017 Capped Calls (defined below)	—	—	43,887	—	—	43,887
Unrealized gains from available-for-sale securities, net of tax	—	—	—	3,275	—	3,275
Net income	—	—	—	—	33,611	33,611
BALANCE AT SEPTEMBER 30, 2024	95,493	$10	$5,588,839	$2,245	$(4,370,023)	$1,221,071

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2022	87,950	$9	$4,296,841	$(1,664)	$(3,910,236)	$384,950
Exercise of options for common stock	267	—	22,808	—	—	22,808
Vest of restricted stock units	390	—	—	—	—	—
Issuance of common stock for exchange of 2024 Notes	4,456	—	693,377	—	—	693,377
Partial settlement of capped call share options for 2024 Notes	—	—	80,645	—	—	80,645
Issuance of common stock under employee stock purchase plan	77	—	5,229	—	—	5,229
Stock-based compensation	—	—	41,250	—	—	41,250
Unrealized gains from available-for-sale securities, net of tax	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	(516,755)	(516,755)
BALANCE AT MARCH 31, 2023	93,140	$9	$5,140,150	$(419)	$(4,426,991)	$712,749
Exercise of options for common stock	80	—	5,861	—	—	5,861
Vest of restricted stock units	54	—	—	—	—	—
Stock-based compensation	—	—	47,377	—	—	47,377
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(636)	—	(636)
Net loss	—	—	—	—	(23,940)	(23,940)
BALANCE AT JUNE 30, 2023	93,274	$9	$5,193,388	$(1,055)	$(4,450,931)	$741,411
Exercise of options for common stock	142	—	9,873	—	—	9,873
Vest of restricted stock units	45	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	76	—	5,532	—	—	5,532
Stock-based compensation	—	—	48,061	—	—	48,061
Unrealized gains from available-for-sale securities, net of tax	—	—	—	417	—	417
Net loss	—	—	—	—	(40,937)	(40,937)
BALANCE AT SEPTEMBER 30, 2023	93,537	$9	$5,256,854	$(638)	$(4,491,868)	$764,357

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$76,190	$(581,632)
Depreciation and amortization	27,269	33,025
Reduction in the carrying amounts of the right of use assets	12,289	10,636
Non-cash interest expense	3,747	3,919
Stock-based compensation	134,624	136,688
Accretion of investment discount, net	(33,474)	(32,847)
Non-cash termination charges	62,747	—
Non-cash change in the fair value of derivatives	8,565	1,200
Impairment of strategic investments	—	27,821
Loss on debt extinguishment	—	387,329
Gain from sale of Priority Review Voucher	—	(102,000)
Other	1,822	324
Changes in operating assets and liabilities, net:
Increase in accounts receivable	(34,197)	(104,227)
(Increase) decrease in manufacturing-related deposits and prepaids	(235,544)	7,897
Increase in inventory	(233,511)	(53,610)
Increase in other assets	(39,380)	(2,886)
Decrease in deferred revenue	(35,415)	(66,750)
Decrease in accounts payable, accrued expenses, lease liabilities and other liabilities	(13,565)	(111,223)
Net cash used in operating activities	(297,833)	(446,336)

Cash flows from investing activities:
Purchase of property and equipment	(98,874)	(57,067)
Purchase of available-for-sale securities	(936,684)	(1,475,404)
Maturity and sale of available-for-sale securities	1,037,001	1,340,265
Purchase of intangible assets	(10,000)	(11,239)
Proceeds from sale of Priority Review Voucher	—	102,000
Net cash used in investing activities	(8,557)	(101,445)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	75,815	49,303
Partial settlement of capped call share options for 2024 Notes	—	80,645
Debt conversion costs for 2024 Notes	—	(6,887)
Net cash provided by financing activities	75,815	123,061

Decrease in cash, cash equivalents and restricted cash	(230,575)	(424,720)

Cash, cash equivalents and restricted cash:
Beginning of period	444,009	985,801
End of period	$213,434	$561,081

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$197,855	$541,932
Restricted cash in other assets	15,579	19,149
Total cash, cash equivalents and restricted cash	$213,434	$561,081

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,614	$9,569
Cash paid during the period for interest	$15,169	$15,129
Supplemental schedule of non-cash activities:
Modification of 2017 Capped Calls (defined below)	$43,887	$—
Intangible assets and property and equipment included in accounts payable and accrued expenses	$33,841	$16,059
Lease liabilities arising from obtaining right of use assets	$20,367	$79,846
Common stock issued for conversion or exchange of 2024 Notes	$14,185	$693,377
Proceeds from exercise of stock options not yet received	$475	$—
Capitalized stock-based compensation and depreciation as inventory	$20,736	$—

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

ELEVIDYS (delandistrogene moxeparvovec-rokl), approved by the FDA on June 20, 2024, is an adeno-associated virus-(“AAV”) based gene therapy for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is also approved for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA on June 22, 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

As of September 30, 2024, the Company had approximately $1,395.8 million of cash, cash equivalents, restricted cash and investments, consisting of $197.9 million of cash and cash equivalents, $1,182.3 million of investments and $15.6 million of restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2023 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on February 28, 2024. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net, from customers. As of September 30, 2024, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of September 30, 2024, three entities accounted for 37%, 27% and 20% of accounts receivable, net, respectively. As of December 31, 2023, four entities accounted for 40%, 19%, 19% and 12% of accounts receivable, net, respectively. As of September 30, 2024, the Company believes its largest customers are of high credit quality and has not experienced any material credit losses related to such customers.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2023.

There have not been any material changes to the Company's accounting policies or recent accounting pronouncements that could have a material impact through September 30, 2024.

3. LICENSE AND COLLABORATION AGREEMENTS

F. Hoffman-La Roche Ltd.

For the three and nine months ended September 30, 2023, the Company recognized $22.5 million and $66.8 million, respectively, of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”) related to the amortization of the single, combined performance obligation, with no such activity for the corresponding periods ended September 30, 2024. Under the Roche Agreement, the Company has granted Roche options to acquire ex-U.S. rights to certain future Duchenne development programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost-sharing provisions. These Options were accounted for as material rights related to individual programs and recorded in deferred revenue at the inception of the Roche Agreement. The value assigned to the material rights is included in deferred revenue until such rights expire or are exercised. On February 12, 2024, Roche declined to exercise its optional rights related to one external, early stage development program, which resulted in the immediate recognition of $48.0 million of collaboration revenue for the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, the Company had total deferred revenue of $452.0 million and $487.4 million, primarily related to the separate material rights for the Options associated with the Roche Agreement, of which $127.0 million and $50.4 million were classified as current, respectively.

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and nine months ended September 30, 2024, costs reimbursable by Roche and reflected as a reduction to operating expenses were $61.5 million and $101.1 million, respectively. For the three and nine months ended September 30, 2023, costs reimbursable by Roche and reflected as a reduction to operating expenses were $34.9 million and $83.4 million, respectively. As of September 30, 2024 and December 31, 2023, there were $66.4 million and $29.8 million, respectively, of collaboration and other receivables included in other current assets on the unaudited condensed consolidated balance sheets.

In accordance with the Roche Agreement, the Company agreed to enter into a supply agreement with Roche in order to supply them with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). While the Supply Agreement is in the process of being negotiated, the Company has delivered batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. Contract manufacturing revenue and royalty revenue are included in collaboration and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes certain Roche activity for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
	(in thousands)
Contract manufacturing revenue	$27,891	$33,698
Royalty revenue	$9,510	$12,066
Cost of sales (inventory costs related to products sold to Roche)	$13,725	$15,379

There was no similar activity for the same periods of 2023.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $34.8 million in research milestone payments. Under these agreements, there are $116.8 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and royalty payments based on the net sales of the developed products upon commercialization. For the nine months ended September 30, 2023, the Company recognized $7.5 million of up-front payments related to an exercised option as research and development expense, with no similar activity for the three months ended September 30, 2023. For the three and nine months ended September 30, 2023, the Company recognized $3.8 million of research milestone expense as research and development expense. During the three and nine months ended September 30, 2024, the Company did not exercise any options, nor did any additional research milestone payments become probable of occurring.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of September 30, 2024, the Company may be obligated to make up to $2.7 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within research and option agreements entered into by the Company as of September 30, 2024, which are discussed above. For the three and nine months ended September 30, 2023, the Company recognized up-front, development milestone and other expenses of $3.8 million and $11.9 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss), with no similar activity for the three and nine months ended September 30, 2024.

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

During the nine months ended September 30, 2024, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$21,951	$21,951	$—	$—
Commercial paper	34,995	—	34,995	—
Government and government agency bonds	900,407	13,494	886,913	—
Corporate bonds	233,245	—	233,245	—
Strategic investments	4,723	3,723	—	1,000
Certificates of deposit	17,988	—	17,988	—
Derivative assets	44,622	—	44,622	—
Total assets	$1,257,931	$39,168	$1,217,763	$1,000

Liabilities
Contingent consideration	$47,400	$—	$—	$47,400
Total liabilities	$47,400	$—	$—	$47,400

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$63,919	$63,919	$—	$—
Commercial paper	113,362	—	113,362	—
Government and government agency bonds	1,001,137	—	1,001,137	—
Corporate bonds	130,380	—	130,380	—
Strategic investments	6,527	5,527	—	1,000
Certificates of deposit	56,621	—	56,621	—
Total assets	$1,371,946	$69,446	$1,301,500	$1,000

Liabilities
Contingent consideration	$38,100	$—	$—	$38,100
Total liabilities	$38,100	$—	$—	$38,100

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds, certain government and government agency bonds and the Company's strategic investment in a biotechnology company listed on the Nasdaq Global Market.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds, certificates of deposit and the derivative assets associated with capped call options (the “2017 Capped Calls”) for the Company's $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024 (the “2024 Notes”). The Company's commercial paper, government and government agency bonds, corporate bonds and certificates of deposit have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain short-term investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2024.

The fair value of the derivative assets related to the 2017 Capped Calls was determined using an option pricing model with Monte Carlo simulations. The significant inputs to the model are the Company’s share price, estimated volatility and corresponding risk free rate. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings. The fair value of the derivative assets from the effective date of the 2017 Capped Calls modification on September 16, 2024 to September 30, 2024 increased by $0.7 million. The increase was recorded within other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss). For additional information related to the 2017 Capped Calls, please refer to Note 10, Indebtedness.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in a private biotechnology company whose fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value of the Company's strategic investments that are not publicly traded securities are adjusted if the issuers issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the nine months ended September 30, 2024, as no impairment indicators were identified nor were similar securities issued. During the three months ended September 30, 2023, the Company recorded an impairment loss of $27.5 million related to the Company's strategic investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) after comparing the fair value of the Lacerta strategic investment to its carrying value. The impairment loss for the three and nine months ended September 30, 2023 is included in other (expense) income, net within the unaudited condensed consolidated statements of comprehensive income (loss).

The Company’s contingent consideration liability with a fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to an academic institution under a separate license agreement that meet the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes, which increase or decrease the probabilities of achieving the milestone or shorten or lengthen the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

The following table represents a roll-forward of the fair value of Level 3 financial liabilities for the periods indicated:

	As of September 30, 2024	As of September 30, 2023
	(in thousands)
Fair value, as of beginning of year	$38,100	$36,900
Change in estimated fair value	9,500	2,000
Liabilities terminated	(200)	(800)
Fair value, as of end of period	$47,400	$38,100

For the three and nine months ended September 30, 2024, the Company recorded a net decrease of $0.8 million and a net increase of $9.3 million, respectively, to account for the change in fair value of the Company's existing contingent consideration liabilities and any liabilities terminated. These changes, which are recorded through earnings, were a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the probability of success of the underlying programs and the discount rate utilized to determine the present value of future payments to be made, partially offset by the termination of a license agreement with an academic institution that included an embedded derivative during the three months ended September 30, 2024. For the three and nine months ended September 30, 2023, net increases of $2.0 million and $1.2 million were recorded to account for the change in fair value and a termination of one of the Company's license agreements with an existing contingent consideration liability. As of September 30, 2024, the contingent consideration was recorded as a long-term liability on the Company's unaudited condensed consolidated balance sheets.

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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Money market funds	$21,951	$63,919
Commercial paper	2,330	53,680
Corporate bonds	2,001	—
Total	$26,282	$117,599

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities was approximately seven and five months as of September 30, 2024 and December 31, 2023, respectively.

The following tables summarize the Company’s cash, cash equivalents, short-term investments and non-current investments for each of the periods indicated:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$193,524	$—	$—	$193,524
Commercial paper	34,995	—	—	34,995
Government and government agency bonds	898,726	1,704	(23)	900,407
Corporate bonds	232,654	603	(12)	233,245
Certificates of deposit	17,988	—	—	17,988
Total cash, cash equivalents and investments	$1,377,887	$2,307	$(35)	$1,380,159
As reported:
Cash and cash equivalents	$197,854	$1	$—	$197,855
Short-term investments	998,884	1,667	(17)	1,000,534
Non-current investments	181,149	639	(18)	181,770
Total cash, cash equivalents and investments	$1,377,887	$2,307	$(35)	$1,380,159

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$374,750	$—	$—	$374,750
Commercial paper	113,362	—	—	113,362
Government and government agency bonds	1,000,302	1,006	(171)	1,001,137
Corporate bonds	130,270	118	(8)	130,380
Certificates of deposit	56,621	—	—	56,621
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250
As reported:
Cash and cash equivalents	$428,430	$—	$—	$428,430
Short-term investments	1,246,875	1,124	(179)	1,247,820
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET, AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with the PMO Products and ELEVIDYS, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
PMO Products
United States	$210,683	$198,069	$604,598	$602,415
Rest of World	38,105	42,145	108,565	108,282
Total PMO product revenues, net	$248,788	$240,214	$713,163	$710,697
ELEVIDYS
United States	180,983	69,108	436,640	69,108
Total ELEVIDYS product revenue, net	$180,983	$69,108	$436,640	$69,108
Total product revenues, net	$429,771	$309,322	$1,149,803	$779,805

For the three and nine months ended September 30, 2024 and 2023, no individual country outside the U.S. exceeded 10% of total net product revenues.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenues, net
Customer 1	28%	40%	33%	45%
Customer 2	19%	23%	20%	29%

As of September 30, 2024 and December 31, 2023, the Company's accounts receivable, net were $434.5 million and $400.3 million, respectively, both of which were related to product sales, net of discounts and allowances. As of September 30, 2024, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 65 to 90 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 90 and 150 days. Please refer to Note 2, Summary of Significant Accounting Policies for discussion of the credit risk associated with accounts receivable, net.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2023	$27,486	$98,194	$3,831	$35,261	$164,772
Provision	72,832	118,228	13,442	53,674	258,176
Adjustments relating to prior periods	783	(8,716)	—	(88)	(8,021)
Payments/credits	(77,808)	(100,693)	(12,191)	(58,741)	(249,433)
Balance, as of September 30, 2024	$23,293	$107,013	$5,082	$30,106	$165,494

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2022	$417	$67,493	$3,343	$23,445	$94,698
Provision	18,191	94,025	11,251	52,500	175,967
Adjustments relating to prior periods	110	(4,154)	—	—	(4,044)
Payments/credits	(9,386)	(73,317)	(10,586)	(40,048)	(133,337)
Balance, as of September 30, 2023	$9,332	$84,047	$4,008	$35,897	$133,284

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Reduction to accounts receivable, net	$56,773	$64,697
Component of accrued expenses	108,721	100,075
Total reserves	$165,494	$164,772

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Raw materials	$208,320	$133,963
Work in progress	482,171	318,458
Finished goods	77,983	61,806
Total inventory	$768,474	$514,227

No material inventory reserves existed as of September 30, 2024 or December 31, 2023. The Company classifies inventory associated with its PMO Products as non-current inventory when consumption of the inventory is expected beyond the Company's normal PMO Product inventory operating cycle of two years. Non-current inventory consists of raw materials and work in progress associated with the PMO Products.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Balance sheet classification
Inventory	$565,924	$322,859
Non-current inventory	202,550	191,368
Total inventory	$768,474	$514,227

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Collaboration and other receivables	$66,404	$29,786
Derivative asset	44,622	—
Prepaid maintenance services	13,326	11,281
Prepaid clinical and pre-clinical expenses	12,034	10,280
Tax-related receivables and prepaids	11,422	6,862
Prepaid commercial expenses	3,982	2,729
Interest receivable	3,637	2,731
Prepaid insurance	2,198	3,352
Other	7,852	10,693
Total other current assets	$165,477	$77,714

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Manufacturing-related deposits and prepaids	$28,127	$74,204
Intangible assets, net	27,570	29,620
Restricted cash*	15,579	15,579
Strategic investments	4,723	6,527
Prepaid maintenance services	3,907	5,466
Other	3,653	5,375
Total other non-current assets	$83,559	$136,771

* The Company had approximately $15.6 million in restricted cash included in other non-current assets on the Company’s unaudited condensed consolidated balance sheets as of both September 30, 2024 and December 31, 2023. Restricted cash for both periods relates to (i) letters of credit established under the Company’s various property leases that serve as security for potential future default of lease payments, (ii) a letter of credit established under a certain commercial supply agreement and (iii) collateralized cash for the Company’s credit cards. The restricted cash is unavailable for withdrawal or use for general obligations.

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Product revenue related reserves	$108,721	$100,075
Accrued contract manufacturing costs	75,909	33,024
Accrued employee compensation costs	57,107	78,732
Accrued clinical and pre-clinical costs	40,514	34,669
Accrued professional fees	21,486	17,187
Accrued income taxes	14,696	13,766
Accrued royalties	12,185	12,070
Accrued fixed assets	4,821	3,231
Accrued research expenses	2,882	2,441
Accrued interest	1,118	4,395
Other	5,391	15,407
Total accrued expenses	$344,830	$314,997

10. INDEBTEDNESS

2024 Convertible Notes and 2017 Capped Call Transactions

On November 14, 2017, the Company issued $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024 and, simultaneously, entered into capped call transactions with counterparties intended to minimize the impact of potential dilution upon conversion of the 2024 Notes.

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

In May 2024, the Company informed holders of the 2024 Notes of its election to settle the 2024 Notes in shares, which, pursuant to the terms of the 2017 Capped Call agreements, would require the Company to settle the 2017 Capped Calls in shares. On September 16, 2024 (the “Effective Date”), the Company entered into supplements with each of the counterparties to modify the terms of each of the 2017 Capped Calls to require settlement in cash rather than in shares. As a result of the modification, the Company reassessed the classification of the 2017 Capped Calls and concluded that these instruments, which were initially classified within equity, should be reclassified as derivative assets. Accordingly, the Company reclassified the fair value of the 2017 Capped Calls, from stockholders’ equity to derivative assets on the Effective Date, with subsequent changes in fair value recorded to earnings through the settlement date. The fair value on the Effective Date of $43.9 million was reclassified from stockholders’ equity (additional paid-in capital) to derivative assets and recorded to other current assets on the unaudited condensed consolidated balance sheets. The increase in the fair value of the derivative assets from the Effective Date to September 30, 2024 was $0.7 million and recorded to other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss). The derivative assets, along with the 2024 Notes, will settle on November 15, 2024. For further information related to the fair value determination of the derivative assets, please read Note 4, Fair Value Measurements.

For additional details about the 2024 Notes, please read Note 13, Indebtedness to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Total Debt Obligations

As of September 30, 2024 and December 31, 2023, the Company recorded approximately $1,227.6 million and $1,238.0 million as debt on the unaudited condensed consolidated balance sheets, respectively, with the 2024 Notes balance recorded as a current liability for both periods.

The following table summarizes the Company’s debt instruments for each of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Principal amount of the 2024 Notes	$91,640	$105,847
Principal amount of the 2027 Notes	1,150,000	1,150,000
Unamortized discount - debt issuance costs of 2024 Notes	(45)	(364)
Unamortized discount - debt issuance costs of 2027 Notes	(14,035)	(17,485)
Total carrying value of debt instruments	$1,227,560	$1,237,998

Fair value of 2024 Notes	$171,154	$144,833
Fair value of 2027 Notes	1,307,930	1,172,276
Total fair value of debt instruments	$1,479,084	$1,317,109

For both of the three months ended September 30, 2024 and 2023, interest expense from debt instruments was $5.2 million, inclusive of $1.2 million of amortization of debt discounts. For the nine months ended September 30, 2024 and 2023, interest expense from debt facilities was $15.7 million and $16.8 million, inclusive of $3.7 million and $3.9 million of amortization of debt discounts, respectively. The fair value of the 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”) and the 2024 Notes is based on open market trades and is classified as Level 1 in the fair value hierarchy.

The following table summarizes the total principal and contractual interest payments due under the Company’s debt arrangements:

	As of September 30, 2024
	Principal	Interest	Total Payments
	(in thousands)
2024 (October-December)	$91,640	$711	$92,351
2025	—	14,375	14,375
2026	—	14,375	14,375
2027	1,150,000	14,375	1,164,375
Total payments	$1,241,640	$43,836	$1,285,476

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024			2023
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	6,442	$55.16	50,875	$66.53	327,920		$67.39	1,135,799		$72.23
Restricted stock units	135,092	$127.51	27,539	$118.05	1,351,982	(1)	$128.90	1,137,202	(2)	$153.02

(1) Included in restricted stock units (“RSUs”) for the nine months ended September 30, 2024 are 97,460 shares with performance conditions (“March 2024 PSUs”) which are related to the achievement of certain financial performance goals and regulatory approval of certain of the Company's product candidates. The expanded regulatory approval of ELEVIDYS in June 2024 resulted in the cliff-vesting of 44,300 of the 97,460 shares of the March 2024 PSUs during the nine months ended September 30, 2024. As of September 30, 2024, none of the performance conditions for the remaining 53,160 shares were probable of being achieved. Stock options and the remaining RSUs granted during the three and nine months ended September 30, 2024 have only service-based criteria and vest over four years.

(2) Included in the RSUs for the nine months ended September 30, 2023 are 502,225 shares with performance conditions (the “March 2023 PSUs”), which are related to regulatory approval of ELEVIDYS and achievement of a certain financial performance target, both of which were achieved in 2023. Vesting of the March 2023 PSUs is contingent on the fulfillment of remaining service conditions.

During the year ended December 31, 2022, the Company granted 38,500 RSUs with performance conditions (the “March 2022 PSUs”), which are related to regulatory approval of certain of the Company's product candidates. As a result of the expanded regulatory approval of ELEVIDYS in June 2024, a portion of the March 2022 PSUs became eligible for vesting. Vesting of the March 2022 PSUs is contingent on the fulfillment of remaining service conditions. As of September 30, 2024, none of the remaining performance conditions were probable of being achieved.

Stock-based Compensation Expense

For the three months ended September 30, 2024 and 2023, total stock-based compensation expense was $43.5 million and $48.1 million, respectively. For the nine months ended September 30, 2024 and 2023, total stock-based compensation expense was $134.6 million and $136.7 million, respectively.

The following table summarizes stock-based compensation expense by grant type and by function included within the unaudited condensed consolidated statements of comprehensive income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	$15,158	$17,471	$46,954	$62,436
Restricted stock units	31,926	28,924	97,261	70,101
Employee Stock Purchase Program	1,912	1,666	5,640	4,151
Subtotal	$48,996	$48,061	$149,855	$136,688
Capitalized stock-based compensation costs*	(5,546)	—	(15,231)	—
Total stock-based compensation expense included in expenses	$43,450	$48,061	$134,624	$136,688
Research and development	18,034	22,325	54,113	60,315
Selling, general and administrative	25,416	25,736	80,511	76,373
Total stock-based compensation expense included in expenses	$43,450	$48,061	$134,624	$136,688

*Prior to the nine months ended September 30, 2024, capitalized stock-based compensation costs were not material.

12. OTHER INCOME (LOSS), NET

The following table summarizes other income (loss), net for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Accretion of investment discount, net	$10,749	$12,984	$34,319	$35,809
Interest income	7,584	9,838	22,753	27,532
Interest expense	(4,918)	(5,229)	(13,916)	(16,776)
Change in fair value of derivatives*	1,535	(2,000)	(8,565)	(1,200)
Impairment of strategic investments	—	(27,500)	—	(27,821)
Other, net	(3,140)	(425)	(1,960)	(235)
Other income (expense), net	$11,810	$(12,332)	$32,631	$17,309
Gain from sale of Priority Review Voucher	—	—	—	102,000
Loss on debt extinguishment	—	—	—	(387,329)
Total other income (loss), net	$11,810	$(12,332)	$32,631	$(268,020)

*Related to the change in fair value of the contingent consideration derivative liabilities and the 2017 Capped Calls derivative assets. For more information, please read Note 4, Fair Value Measurements and Note 10, Indebtedness.

13. LEASES

The Company has real estate operating leases in Cambridge, Andover, Burlington and Bedford, Massachusetts, Dublin and Columbus, Ohio, and Durham, North Carolina that provide for scheduled annual rent increases over the lease term. The Company has also identified leases embedded in certain of its manufacturing and supply agreements as the Company determined that it controls the use of the facilities and related equipment therein. For more information related to the lease embedded in manufacturing and supply agreements with Catalent, Inc. (“Catalent”), please refer to Note 21, Commitments and Contingencies of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Undiscounted minimum rent payments due over the term of the lease aggregate to $307.4 million. Additionally, the Company is responsible for reimbursing the landlord for the Company’s share of the property’s operating expenses and property taxes. The Bedford Lease also provides for a tenant improvement allowance from the landlord of up to $72.0 million to be used towards costs incurred by the Company in the design and construction of the premises. The Company recorded the $72.0 million tenant improvement allowance as a reduction to right-of-use (“ROU”) assets and lease liabilities in May 2023 as the Company obtained control of the premises.

In August 2024, the Company entered into an amendment to the Bedford Lease to extend the term in which the tenant improvement allowance could be reimbursed from the landlord (the “Bedford Amendment”). The Bedford Amendment extended the reimbursement period associated with the tenant improvement allowance through December 2, 2025. The Company also agreed to reimburse the landlord for certain costs incurred in order to fund the extension of the reimbursement period associated with the tenant improvement allowance, totaling $2.9 million. The Bedford Amendment was accounted for as a modification to the Bedford Lease.

As of September 30, 2024, the Company had a lease liability and ROU asset of $131.7 million and $92.0 million, respectively, on its unaudited condensed consolidated balance sheets related to the Bedford Lease. Tenant improvement costs incurred by the Company that had been reimbursed by the landlord totaled $29.5 million through September 30, 2024 and were recorded as an increase to lease liabilities when received within the Company's unaudited condensed consolidated balance sheets.

14. INCOME TAXES

During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $0.4 million and $12.8 million, representing an effective tax rate of 1.2% and 14.4%, respectively. The income tax provision primarily relates to the current tax provision on taxable profits, including in certain states which restrict the amount of net operating loss carryforwards which may be utilized to offset taxable income.

On a periodic basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of such deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income, potential carryback claims and tax planning strategies to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2024. It is possible that with continued positive performance of the business in future periods, there may be sufficient positive evidence to release a portion or all of the Company’s valuation allowance. The release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company’s level of profitability, revenue growth, and expectations regarding future profitability. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The total deferred tax asset balance subject to the valuation allowance was approximately $897.0 million as of September 30, 2024. The Company will continue to monitor the need for a full or partial valuation allowance on a quarterly basis.

During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $7.8 million and $21.2 million, respectively, representing an effective tax rate of (23.4%) and (3.8%), respectively. For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize the costs over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. The requirement to capitalize research and development costs for tax purposes resulted in the Company having taxable profits and recording federal and state tax expense of $4.1 million and $17.1 million, respectively. The state tax expense of $17.1 million is primarily related to state taxable income, partially offset by net operating loss carryforwards.

15. EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income (loss) - basic	$33,611	$(40,937)	$76,190	$(581,632)
Add: interest expense, net of tax, on the Company's convertible debt	413	—	1,182	—
Net income (loss) - diluted	$34,024	$(40,937)	$77,372	$(581,632)
Denominator:
Weighted-average common shares outstanding, basic	95,390	88,889	94,669	88,609
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	3,810	—	3,529	—
Common stock issuable under the Company's convertible debt	1,248	—	1,374	—
Weighted-average common shares outstanding, diluted	100,448	88,889	99,572	88,609
Earnings (loss) per common share, basic	$0.35	$(0.46)	$0.80	$(6.56)
Earnings (loss) per common share, diluted	$0.34	$(0.46)	$0.78	$(6.56)

The following table summarizes potential shares of common stock that were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	As of September 30, 2024		As of September 30, 2023
	(in thousands)
Common stock issuable under the Company's equity incentive plans	2,464	(1)	12,111	(2)
Common stock issuable under the Company's convertible debt	8,100		9,542
Total number of potentially issuable common stock	10,564		21,653

(1) As of September 30, 2024, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 1.2 million shares that are dilutive but have performance or market conditions that were not met as of the end of the period.

(2) As of September 30, 2023, the anti-dilutive common stock issuable under the Company's equity incentive plans includes 1.1 million shares that have performance or market conditions that were not met as of the end of the period because these were anti-dilutive as the Company was in a net loss position at the end of the period.

16. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of September 30, 2024
(in thousands)
2024 (October-December)	$600,021
2025	312,338
2026	119,238
2027	82,217
2028	72,306
Total manufacturing commitments*	$1,186,120

* Total manufacturing commitments include the Catalent manufacturing and supply agreement, for which the Company has ROU assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of September 30, 2024.

Thermo Fisher Scientific, Inc.

The Company entered into a development, commercial manufacturing, and supply agreement as related to the Company's adherent manufacturing process for its gene therapy programs in June 2018 and, subsequently, entered into the first, second and third amendments in May 2019, July 2020 and October 2021, respectively, with Brammer Bio MA, LLC, an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) (collectively, the “Thermo Agreement”).

In March 2023, the Company executed a fourth amendment (the “Thermo Amendment”) that modified the terms of the Thermo Agreement. The Thermo Amendment removed the previous minimum batch purchase commitment of $54.7 million per annum and associated fee for the remaining term of the Thermo Agreement. In connection with the elimination of such commitment and fee, the Thermo Amendment implemented a fee of up to $60.0 million, to be paid in three installments of $20.0 million each by March 1, 2024, December 31, 2024 and December 31, 2025, respectively. During the three months ended March 31, 2024, the Company paid the first $20.0 million installment due March 1, 2024, considered a nonrefundable advance payment.

On July 18, 2024, the Company issued a termination notice to Thermo to terminate the Thermo Agreement. The termination was effective as of August 21, 2024. The aggregate net impact of the termination was $55.4 million of research and development expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). As the Company had yet to obtain regulatory approval to produce commercial supply of ELEVIDYS at Thermo manufacturing facilities, the Company recorded the charges incurred as research and development expenses in the three months ended September 30, 2024. Included in the net impact noted above are non-cash charges due to the termination of $62.7 million, related to the remaining unamortized nonrefundable advance payments. Additionally, there were unbilled service and material costs ordered by the Company as of the termination date of $29.2 million that were expensed as research and development expense during the three months ended September 30, 2024. As related to the termination, for both the three and nine months ended September 30, 2024, costs reimbursable by Roche under the Roche Agreement and reflected as a reduction to research and development expenses were $36.5 million.

For more information related to the Company’s manufacturing and supply agreements, please read Note 21, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable, and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the matters described below as of September 30, 2024.

On September 15, 2020, REGENXBIO INC. (“Regenx”) and the Trustees of the University of Pennsylvania (“U-Penn”) filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ‘617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make AAV gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ‘617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, damages that are no less than a reasonable royalty (treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 5, 2024, the Court granted Sarepta’s motion for summary judgment on the grounds that the asserted claims of Regenx’s ‘617 Patent are invalid because they cover patent ineligible subject matter under 35 U.S.C. § 101. On January 12, 2024, the Court entered judgment and closed the case. Plaintiffs have appealed to the U.S. Court of Appeals for the Federal Circuit.

On June 20, 2023, Regenx and U-Penn commenced a second patent infringement lawsuit against Sarepta and its contract manufacturer, Catalent asserting patent alleged infringement of U. S. Patent No. 11,680,274 (“the ’274 Patent”). In the second lawsuit, Regenx and U-Penn allege that Sarepta and Catalent’s manufacture, use and commercial launch of ELEVIDYS® (SRP-9001) infringe the ’274 Patent. Sarepta answered the complaint on August 10, 2023, and a case schedule was set with a trial commencing on November 17, 2025. On February 21, 2024, Sarepta submitted a petition for Inter Partes Review (“IPR”) for filing with the Patent Trial and Appeal Board (“PTAB”) at the USPTO. The petition seeks to invalidate the ‘274 Patent. On March 20, 2024, the district court stayed the litigation pending the PTAB’s determination on the IPR. On August 22, 2024, the PTAB instituted inter partes review of all challenged claims of the ‘274 Patent on all asserted grounds.

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserted a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the PTAB at the USPTO in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserted claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further sought a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from the University of Western Australia (“UWA”) (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). In its complaint, NS sought legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintained all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta also sought a determination of invalidity of the NS Patents. In its counterclaim complaint, Sarepta sought an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. On August 14, 2023, the Court granted cross motions to amend the pleadings, allowing Sarepta to add a counterclaim against NS for inequitable conduct, and NS to add counterclaims against Sarepta for inequitable conduct and Walker Process fraud. The parties have since stipulated to the dismissal of NS's claim of infringement of its

’361 Patent and certain claims of the ’322 Patent, and NS’s breach of contract claim. The Court bifurcated the Walker Process fraud claim on April 18, 2024, and granted Sarepta's motion for summary judgement of infringement of the '851 Patent and NS’s motion for partial summary judgment of infringement of certain NS patents on May 1, 2024. A trial is scheduled to commence on December 16, 2024.

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
•
our expectation that our partnership with Catalent, Inc. (“Catalent”) will support our clinical and commercial manufacturing demand for our SRP-9001 Duchenne program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs;
•
our expectation that Aldevron LLC (“Aldevron”) will provide Good Manufacturing Processes (“GMP”)-grade plasmid for our SRP-9001 Duchenne program and LGMD programs, as well as plasmid source material for future gene therapy programs;
•
the possible impact of regulations and regulatory decisions by the Food and Drug Administration (the “FDA”) and other regulatory agencies on our business as well as the development of our product candidates and our financial and contractual obligations;
•
estimated timelines and milestones for the remainder of 2024 and beyond;
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
•
ELEVIDYS (delandistrogene moxeparvovec-rokl), approved by the FDA on June 20, 2024, is an adeno-associated virus-based (“AAV”) gene therapy for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is also approved for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA on June 22, 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

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
•
SRP-5051 uses our next-generation chemistry platform, cell-penetrating peptide-conjugated PPMO, and our exon-skipping technology to skip exon 51 of the dystrophin gene. SRP-5051, a peptide conjugated PMO, is designed to bind to exon 51 of dystrophin pre-mRNA, resulting in exclusion of this exon during mRNA processing in patients with genetic mutations that are amenable to exon 51 skipping. In 2019, we commenced Study 5051-201. In November 2024, we announced that we discontinued development of SRP-5051 and our PPMO program for treatment of Duchenne.

Our pipeline includes more than 40 programs in various stages of pre-clinical and clinical development, reflecting our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) capabilities that allow manufacturing and testing of our products and product candidates to support both clinical development and commercialization. We continue to refine and optimize our manufacturing processes and test methods. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. We have also opened facilities over the past several years that significantly enhanced our internal research and development capabilities. However, we currently do not have internal GMP manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, the active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

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

Cash, Cash Equivalents, Restricted Cash and Investments

As of September 30, 2024, we had approximately $1,395.8 million of cash, cash equivalents, restricted cash and investments, consisting of $197.9 million of cash and cash equivalents, $1,182.3 million of investments, and $15.6 million of restricted cash. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next twelve months.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•
inventory; and
•
income tax.

There have not been significant changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, apart from additional monitoring of our valuation allowance, as noted below.

Income Taxes

We follow the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the net deferred tax asset to zero when it is more likely than not that the net deferred tax asset will not be realized. As of September 30, 2024, we continued to maintain a full valuation allowance against all of our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions, based on management's evaluation of all available evidence, including our earnings history.

We will continue to monitor the realizability of our deferred tax assets in future periods. We may release all or a portion of the valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth and expectations regarding future profitability. If and when we determine the valuation allowance should be released or reduced, the adjustment would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The following tables set forth selected unaudited condensed consolidated statements of income (loss) data for each of the periods indicated:

	For the Three Months Ended September 30,
	2024	2023	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$429,771	$309,322	$120,449	39%
Collaboration and other	37,401	22,495	14,906	66%
Total revenues	467,172	331,817	135,355	41%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	91,691	37,026	54,665	148%
Research and development	224,483	194,301	30,182	16%
Selling, general and administrative	128,200	120,893	7,307	6%
Amortization of in-licensed rights	602	439	163	37%
Total cost and expenses	444,976	352,659	92,317	26%
Operating income (loss)	22,196	(20,842)	43,038	NM*
Other income (loss), net:
Other income (expense), net	11,810	(12,332)	24,142	NM*
Total other income (loss), net	11,810	(12,332)	24,142	NM*

Income (loss) before income tax expense	34,006	(33,174)	67,180	NM*
Income tax expense	395	7,763	(7,368)	(95)%
Net income (loss)	$33,611	$(40,937)	$74,548	NM*

Earnings (loss) per share:
Basic	$0.35	$(0.46)	$0.81	NM*
Diluted	$0.34	$(0.46)	$0.80	NM*

	For the Nine Months Ended September 30,
	2024	2023	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$1,149,803	$779,805	$369,998	47%
Collaboration and other	93,764	66,750	27,014	40%
Total revenues	1,243,567	846,555	397,012	47%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	186,795	106,167	80,628	76%
Research and development	604,569	681,870	(77,301)	(11)%
Selling, general and administrative	393,999	350,171	43,828	13%
Amortization of in-licensed rights	1,804	796	1,008	127%
Total cost and expenses	1,187,167	1,139,004	48,163	4%
Operating income (loss)	56,400	(292,449)	348,849	NM*
Other income (loss), net:
Other income, net	32,631	17,309	15,322	89%
Gain from sale of Priority Review Voucher	—	102,000	(102,000)	(100)%
Loss on debt extinguishment	—	(387,329)	387,329	(100)%
Total other income (loss), net	32,631	(268,020)	300,651	NM*

Income (loss) before income tax expense	89,031	(560,469)	649,500	NM*
Income tax expense	12,841	21,163	(8,322)	(39)%
Net income (loss)	$76,190	$(581,632)	$657,822	NM*

Earnings (loss) per share:
Basic	$0.80	$(6.56)	$7.36	NM*
Diluted	$0.78	$(6.56)	$7.34	NM*

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

The following tables summarize the components of our net product revenues, by product, for each of the periods indicated:

	For the Three Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
PMO Products	$248,788	$240,214	$8,574	4%
ELEVIDYS	180,983	69,108	111,875	162%
Products, net	$429,771	$309,322	$120,449	39%

	For the Nine Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
PMO Products	$713,163	$710,697	$2,466	(—)%
ELEVIDYS	436,640	69,108	367,532	NM*
Products, net	$1,149,803	$779,805	$369,998	47%

* NM: not meaningful

Net product revenues for our products for the three and nine months ended September 30, 2024 increased by $120.4 million and $370.0 million, respectively, compared with the three and nine months ended September 30, 2023. The increases primarily reflect additional net product revenues of $111.9 million and $367.5 million, respectively, associated with sales of ELEVIDYS during the three and nine months ended September 30, 2024 due to an increase in demand following its June 2023 FDA approval and launch and expanded label in June 2024.

The following tables summarize the components of our collaboration and other revenues for the periods indicated:

	For the Three Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Contract manufacturing	$27,891	$—	$27,891	NM*
Royalty revenue	9,510	—	9,510	NM*
Amortization of performance obligations**	—	22,495	(22,495)	(100)%
Total collaboration and other	$37,401	$22,495	$14,906	66%

	For the Nine Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Amortization of performance obligations**	$48,000	$66,750	$(18,750)	(28)%
Contract manufacturing	33,698	—	33,698	NM*
Royalty revenue	12,066	—	12,066	NM*
Total collaboration and other	$93,764	$66,750	$27,014	40%

* NM: not meaningful

** Related to the recognition of previously deferred revenue under the Roche collaboration agreement as the Company satisfies its performance obligations under the contract. For more information, please read Note 3, License and Collaboration Agreements.

Collaboration and other revenues primarily relate to our collaboration arrangement with F. Hoffman-La Roche Ltd. (“Roche”). For the three months ended September 30, 2024 and 2023, we recognized $37.4 million and $22.5 million of collaboration and other revenues, respectively. In accordance with the Collaboration Agreement with Roche (the “Collaboration Agreement”), the parties agreed to enter into a supply agreement in order for us to supply Roche with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). While the Supply Agreement is in the process of being negotiated, we delivered batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. For the three months ended September 30, 2024, we recognized $27.9 million of contract manufacturing revenue, which is related to these Roche shipments, with no similar activity during the three months ended September 30, 2023. In addition, we recognized $9.5 million of royalty revenue from sales of ELEVIDYS by Roche, with no similar activity for the three months ended September 30, 2023. This was partially offset by the amortization of the single, combined performance obligation under the Collaboration Agreement during the three months ended September 30, 2023, which was fully amortized as of December 31, 2023. Please refer to Note 3, License and Collaboration Agreements for further discussion of the Collaboration Agreement.

For the nine months ended September 30, 2024 and 2023, we recognized $93.8 million and $66.8 million of collaboration and other revenues, respectively. The increase is primarily due to $33.7 million of contract manufacturing revenue related to shipments of ELEVIDYS to Roche and $12.1 million of royalty revenue from sales of ELEVIDYS by Roche recognized in the nine months ended September 30, 2024, with no similar activity for the nine months ended September 30, 2023. This was partially offset by an $18.8 million decrease in collaboration revenue recognized in the nine months ended September 30, 2024. This decrease was due to the amortization of the single, combined performance obligation under the Collaboration Agreement recognized during the nine months ended September 30, 2023, which was fully amortized as of December 31, 2023, partially offset by Roche’s declined option to acquire the ex-US rights to a certain external, early stage Duchenne development program during the nine months ended September 30, 2024.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of inventory costs that relate to sales of our products and the related overhead costs and royalty payments primarily to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”) for our PMO Products and to Nationwide Children’s Hospital (“Nationwide”) for ELEVIDYS. Prior to receiving regulatory approval for our products, we expensed manufacturing and material costs as research and development expenses. For the PMO Products, all previously expensed manufacturing costs had been fully consumed prior to the three and nine months ended September 30, 2024 and 2023. For ELEVIDYS sold in the three and nine months ended September 30, 2024, a portion of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to FDA approval of the product. For ELEVIDYS sold in the three and nine months ended September 30, 2023, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to FDA approval of the product. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Collaboration Agreement, would have been approximately $29.1 million and $68.8 million for the three and nine months ended September 30, 2024, respectively.

The following table summarizes the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$65,781	$26,525	$39,256	148%
Inventory costs related to products sold to Roche**	13,725	—	13,725	NM*
Royalty payments	12,185	10,501	1,684	16%
Total cost of sales (excluding amortization of in-licensed rights)	$91,691	$37,026	$54,665	148%

	For the Nine Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$140,294	$78,700	$61,594	78%
Royalty payments	31,122	27,467	3,655	13%
Inventory costs related to products sold to Roche**	15,379	—	15,379	NM*
Total cost of sales (excluding amortization of in-licensed rights)	$186,795	$106,167	$80,628	76%

* NM: not meaningful

** See above for further details regarding product supply sold to Roche via contract manufacturing under our Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the three and nine months ended September 30, 2024 increased by $54.7 million and $80.6 million, respectively, compared with the same periods in 2023. The changes primarily reflect an increase in cost of sales related to ELEVIDYS due to an increase in demand following its June 2023 FDA approval and expanded label in June 2024, as well as increases in the write-offs of certain batches of our products not meeting our quality specifications. For the three and nine months ended September 30, 2024, we recognized $13.7 million and $15.4 million, respectively, of cost of sales related to products sold to Roche under the Collaboration Agreement, with no similar activity for the same periods in 2023.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
SRP-9001	$148,081	$45,478	$102,603	NM*
LGMD platform	16,502	13,390	3,112	23%
Eteplirsen (exon 51)	9,859	24,616	(14,757)	(60)%
Other gene therapies	8,457	7,069	1,388	20%
PPMO platform	6,156	22,100	(15,944)	(72)%
Gene editing	3,878	3,216	662	21%
Golodirsen (exon 53)	1,703	3,569	(1,866)	(52)%
Casimersen (exon 45)	1,571	4,414	(2,843)	(64)%
Other projects	451	8,930	(8,479)	(95)%
Internal research and development expenses	89,149	96,254	(7,105)	(7)%
Roche collaboration reimbursement	(61,324)	(34,735)	(26,589)	77%
Total research and development expenses	$224,483	$194,301	$30,182	16%

	For the Nine Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
SRP-9001	$260,935	$238,578	$22,357	9%
LGMD platform	54,420	42,198	12,222	29%
Eteplirsen (exon 51)	48,681	76,588	(27,907)	(36)%
Other gene therapies	24,986	18,553	6,433	35%
PPMO platform	24,488	54,641	(30,153)	(55)%
Casimersen (exon 45)	12,629	17,444	(4,815)	(28)%
Gene editing	11,869	9,364	2,505	27%
Golodirsen (exon 53)	6,685	11,974	(5,289)	(44)%
Other projects	8,556	22,870	(14,314)	(63)%
Internal research and development expenses	251,835	272,390	(20,555)	(8)%
Roche collaboration reimbursement	(100,515)	(82,730)	(17,785)	21%
Total research and development expenses	$604,569	$681,870	$(77,301)	(11)%

* NM: not meaningful

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Manufacturing expenses*	$136,612	$63,083	$73,529	117%
Clinical trial expenses	41,723	51,180	(9,457)	(18)%
Compensation and other personnel expenses	39,266	38,731	535	1%
Facility- and technology-related expenses	23,529	22,821	708	3%
Stock-based compensation	18,034	22,325	(4,291)	(19)%
Professional services	7,976	6,130	1,846	30%
Pre-clinical expenses	774	2,738	(1,964)	(72)%
Research and other	17,893	22,028	(4,135)	(19)%
Roche collaboration reimbursement	(61,324)	(34,735)	(26,589)	77%
Total research and development expenses	$224,483	$194,301	$30,182	16%

*Beginning in the period ended March 31, 2024, we implemented an updated manufacturing absorption methodology that allocates the absorption of indirect manufacturing costs to their respective originating categories. Research and development expenses by category, specifically, manufacturing expenses, compensation and other personnel expenses, facility- and technology-related expenses and professional services, have been reclassified for the period ended September 30, 2023 for comparability. This reallocation has no impact on the total research and development expenses recognized.

Research and development expenses for the three months ended September 30, 2024 increased by $30.2 million, or 16%, compared with the three months ended September 30, 2023. The increase was primarily driven by the following:

•
$73.5 million increase in manufacturing expenses primarily due to $91.9 million of costs associated with the termination of the development, commercial manufacturing and supply agreement (the “Thermo Agreement”) related to Brammer Bio MA, LLC, an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) in August 2024, partially offset by a decrease in activity for our PPMO platform and a decrease in clinical batches for our Eteplirsen program. Please refer to Note 16, Commitments and Contingencies for further discussion of the Thermo Agreement;
•
$9.5 million decrease in clinical trial expenses primarily due to a decrease in activity for our PPMO platform and a ramp-down of the ESSENCE studies for AMONDYS 45 and VYONDYS 53;
•
$4.3 million decrease in stock-based compensation expense primarily due to an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023 and expanded label in June 2024, partially offset by changes in headcount;
•
$1.8 million increase in professional services primarily due to an increase in reliance on third-party research and development contractors for clinical programs;
•
$2.0 million decrease in pre-clinical expenses primarily due to a decrease in toxicology study activity in our PPMO platform;
•
$4.1 million decrease in research and other expenses primarily due to milestone achievements in certain research and license agreements during the three months ended September 30, 2023, with no similar milestone activity for the three months ended September 30, 2024; and
•
$26.6 million increase in the offset to expense associated with a collaboration reimbursement from Roche, primarily due to reimbursable costs associated with the termination of the Thermo Agreement during the three months ended September 30, 2024, with no similar activity for the three months ended September 30, 2023. This was partially offset by a decrease in clinical supply costs due to timing for our SRP-9001 gene therapy programs.

	For the Nine Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Manufacturing expenses*	$256,971	$290,176	$(33,205)	(11)%
Clinical trial expenses	125,731	134,580	(8,849)	(7)%
Compensation and other personnel expenses	118,208	120,696	(2,488)	(2)%
Facility- and technology-related expenses	66,924	65,458	1,466	2%
Stock-based compensation	54,113	60,315	(6,202)	(10)%
Professional services	22,256	19,815	2,441	12%
Pre-clinical expenses	5,666	8,927	(3,261)	(37)%
Research and other	55,215	64,633	(9,418)	(15)%
Roche collaboration reimbursement	(100,515)	(82,730)	(17,785)	21%
Total research and development expenses	$604,569	$681,870	$(77,301)	(11)%

*Beginning in the period ended March 31, 2024, we implemented an updated manufacturing absorption methodology that allocates the absorption of indirect manufacturing costs to their respective originating categories. Research and development expenses by category, specifically, manufacturing expenses, compensation and other personnel expenses, facility- and technology-related expenses and professional services, have been reclassified for the period ended September 30, 2023 for comparability. This reallocation has no impact on the total research and development expenses recognized.

Research and development expenses for the nine months ended September 30, 2024 decreased by $77.3 million, or 11%, compared with the nine months ended September 30, 2023. The decrease was primarily driven by the following:

•
$33.2 million decrease in manufacturing expenses primarily due to the capitalization of commercial batches of ELEVIDYS manufactured upon its approval in June 2023, a decrease in clinical batches for our Eteplirsen program and a decrease in activity for our PPMO platform, partially offset by $91.9 million of costs associated with the termination of the Thermo Agreement. Please refer to Note 16, Commitments and Contingencies for further discussion of the Thermo Agreement;
•
$8.8 million decrease in clinical trial expenses primarily due to a ramp-down of the ESSENCE studies for AMONDYS 45 and VYONDYS 53 and our EMBARK study, partially offset by an increased patient enrollment and site activation for our EXPEDITION and EMERGENE studies during the nine months ended September 30, 2024;
•
$2.5 million decrease in compensation and other personnel expenses primarily due to an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023 and expanded label in June 2024, partially offset by changes in headcount;
•
$1.5 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts, partially offset by an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023 and expanded label in June 2024;
•
$6.2 million decrease in stock-based compensation expense primarily due to an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023 and expanded label in June 2024, partially offset by the achievement of performance conditions related to certain restricted stock units with performance conditions (“PSUs”) during the nine months ended September 30, 2024 and changes in headcount;
•
$2.4 million increase in professional services primarily due to an increase in reliance on third-party research and development contractors for clinical programs, partially offset by a decrease in regulatory-related consulting services subsequent to ELEVIDYS approval in June 2023 and expanded label in June 2024;
•
$3.3 million decrease in pre-clinical expenses primarily due to a decrease in toxicology study activity in our PPMO platform, partially offset by an increase in toxicology study activity in our LGMD gene therapy programs;
•
$9.4 million decrease in research and other expenses primarily due to timing of achievement of certain up-front and milestone payments, partially offset by an increase in sponsored research with certain institutions during the nine months ended September 30, 2024; and
•
$17.8 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to reimbursable costs associated with the termination of the Thermo Agreement during the nine months ended September 30, 2024, with no similar activity for the nine months ended September 30, 2023. This was partially offset by a decrease in clinical supply costs due to timing for our SRP-9001 gene therapy programs.

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

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Professional services	$41,643	$39,162	$2,481	6%
Compensation and other personnel expenses	40,545	37,618	2,927	8%
Stock-based compensation	25,416	25,736	(320)	(1)%
Facility- and technology-related expenses	13,531	11,923	1,608	13%
Other	7,267	6,601	666	10%
Roche collaboration reimbursement	(202)	(147)	(55)	37%
Total selling, general and administrative expenses	$128,200	$120,893	$7,307	6%

Selling, general and administrative expenses for the three months ended September 30, 2024 increased by $7.3 million, or 6%, compared with the three months ended September 30, 2023. This increase was primarily driven by the following:

•
$2.5 million increase in professional service expenses primarily related to the continued efforts to commercialize ELEVIDYS, partially offset by lower expenses related to ongoing litigation matters;
•
$2.9 million increase in compensation and other personnel expenses primarily due to changes in headcount; and
•
$1.6 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts.

	For the Nine Months Ended September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Professional services	$125,341	$112,050	$13,291	12%
Compensation and other personnel expenses	122,725	114,414	8,311	7%
Stock-based compensation	80,511	76,373	4,138	5%
Facility- and technology-related expenses	38,026	32,189	5,837	18%
Other	28,005	15,777	12,228	78%
Roche collaboration reimbursement	(609)	(632)	23	(4)%
Total selling, general and administrative expenses	$393,999	$350,171	$43,828	13%

Selling, general and administrative expenses for the nine months ended September 30, 2024 increased by $43.8 million, or 13%, compared with the nine months ended September 30, 2023. This increase was primarily driven by the following:

•
$13.3 million increase in professional service expenses primarily related to the continued efforts to commercialize ELEVIDYS and ongoing litigation matters;
•
$8.3 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$4.1 million increase in stock-based compensation expense primarily related to the achievement of performance conditions related to certain PSUs during the nine months ended September 30, 2024;
•
$5.8 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$12.2 million increase in other expenses primarily due to the timing of charitable contribution activity.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin, and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval of or the first commercial sale of the applicable product. For the three and nine months ended September 30, 2024, we recorded amortization of in-licensed rights of approximately $0.6 million and $1.8 million, respectively. For the three and nine months ended September 30, 2023, we recorded amortization of in-licensed rights of approximately $0.4 million and $0.8 million, respectively.

Other income (expense), net

Other income (expense), net primarily consists of interest expense on our debt instruments, interest income on our cash, cash equivalents and investments, amortization of investment premium or accretion of investment discount, unrealized gain or loss from our investment in our strategic investments, the changes in the fair value of the derivative assets associated with the capped call options for our $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024 (the “2024 Notes”) and the changes in the fair value of contingent consideration related to regulatory-related contingent payments meeting the definition of a derivative liability. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

For the three months ended September 30, 2024, other income, net, was $11.8 million and for the three months ended September 30, 2023, other expense, net was $12.3 million. The change is primarily due to the impairment of a strategic investment during the three months ended September 30, 2023, with no similar activity during the three months ended September 30, 2024.

For the nine months ended September 30, 2024 and 2023, other income, net was $32.6 million and $17.3 million, respectively. The change is primarily due to the impairment of a strategic investment during the nine months ended September 30, 2023, with no similar activity during the nine months ended September 30, 2024. This change was partially offset by a decrease in interest income due to the investment mix of our investment portfolio and an increase in the fair value of derivatives, primarily related to contingent consideration.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2024 was approximately $0.4 million and $12.8 million, respectively. Income tax expense for the three and nine months ended September 30, 2023 was approximately $7.8 million and $21.2 million, respectively. Income tax expense for the three and nine months ended September 30, 2024 and 2023 relates to state, federal and foreign income taxes for which available tax losses or credits were not available to offset. As of September 30, 2024, we continued to maintain a full valuation allowance against our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions. We continue to monitor the available evidence relative to recovery of our deferred tax assets and whether such evidence would be sufficient to conclude that it is more likely than not that such deferred tax assets may be partially or fully recoverable. If we were to remove our valuation allowance in part or full, any such adjustment could have a material impact on our effective tax rate in the applicable period and beyond.

Liquidity and Capital Resources

There have been no material changes to our obligations under lease arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2024	As of December 31, 2023	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$197,855	$428,430	$(230,575)	(54)%
Short-term investments	1,000,534	1,247,820	(247,286)	(20)%
Non-current investments	181,770	—	181,770	NM*
Restricted cash	15,579	15,579	—	(—)%
Total cash, cash equivalents and investments	$1,395,738	$1,691,829	$(296,091)	(18)%

Borrowings:
Convertible debt	$1,227,560	$1,237,998	$(10,438)	(1)%
Total borrowings	$1,227,560	$1,237,998	$(10,438)	(1)%

Working capital
Current assets	$2,685,369	$2,579,331	$106,038	4%
Current liabilities	699,489	653,659	45,830	7%
Total working capital	$1,985,880	$1,925,672	$60,208	3%

* NM: not meaningful

For the periods ended September 30, 2024 and December 31, 2023, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from sale of the ELEVIDYS Priority Review Voucher, net proceeds from our offering of 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”), proceeds from the partial settlement of capped call options associated with the exchange of a portion of the 2024 Notes for shares of our common stock and our collaboration arrangement with Roche. Our principal uses of cash are research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, business development transactions, settlement of long-term debt and other working capital requirements. The changes in our working capital primarily reflect the use of cash in operating activities. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond September 30, 2025, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

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

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under debt, lease and manufacturing arrangements are provided in Note 10, Indebtedness, Note 13, Leases and Note 16, Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under leasing arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $2.7 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon the achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of September 30, 2024, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Nine Months Ended
	September 30,
	2024	2023	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(297,833)	$(446,336)	$148,503	(33)%
Investing activities	(8,557)	(101,445)	92,888	(92)%
Financing activities	75,815	123,061	(47,246)	(38)%
Decrease in cash, cash equivalents and restricted cash	$(230,575)	$(424,720)	$194,145	(46)%

Operating Activities

Cash used in operating activities, which consists of our net income (loss) adjusted for non-cash items and changes in net operating assets and liabilities, totaled $297.8 million and $446.3 million for the nine months ended September 30, 2024 and 2023, respectively. Cash used in operating activities for the nine months ended September 30, 2024 was primarily driven by the net income of $76.2 million, adjusted for the following non-cash items:

•
$134.6 million in stock-based compensation expense;
•
$62.7 million in non-cash termination charges as a result of the Thermo Agreement termination;
•
$27.3 million in depreciation and amortization expense;
•
$12.3 million reduction in the carrying amount of the right of use assets;
•
$8.6 million charge related to the change in the fair value of derivatives; and
•
$5.6 million in other items.

These amounts were partially offset by $33.5 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$235.5 million increase in manufacturing-related deposits and prepaids primarily due to an increase in prepaid raw materials and batch fees with Catalent;
•
$233.5 million increase in inventory primarily due to capitalized inventory related to ELEVIDYS;
•
$39.4 million increase in other assets primarily due to an increase in the collaboration receivable related to Roche;
•
$35.4 million decrease in deferred revenue primarily related to the collaboration with Roche;
•
$34.2 million increase in accounts receivable due to an increase in payment terms for product sales related to the PMO Products; and
•
$13.6 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the timing and invoicing of payments with our contract research organizations and contract manufacturing organizations.

Cash used in operating activities for the nine months ended September 30, 2023 was primarily driven by the net loss of $581.6 million, adjusted for the following non-cash items:

•
$387.3 million in loss on debt extinguishment related to the exchange of 2024 Notes;

•
$136.7 million in stock-based compensation expense;
•
$33.0 million in depreciation and amortization expense;
•
$27.8 million in impairments associated with our strategic investments; and
•
$16.1 million in other non-cash items.

These amounts were partially offset by the gain of $102.0 million recorded from the sale of the ELEVIDYS Priority Review Voucher and $32.8 million in accretion of investment discount, net.

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
•
$104.2 million increase in accounts receivable due to sales of ELEVIDYS and an increase in the demand of our PMO Products;
•
$66.8 million decrease in deferred revenue related to the collaboration with Roche; and
•
$53.6 million increase in inventory due to the addition of capitalized inventory after the approval of ELEVIDYS in June 2023.

These amounts were partially offset by a $7.9 million decrease in manufacturing-related deposits and prepaids primarily due to the timing and usage of manufacturing prepaids.

Investing Activities

Cash used in investing activities was $8.6 million and $101.4 million for the nine months ended September 30, 2024 and 2023, respectively. Cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $936.7 million of purchases of available-for-sale securities, $98.9 million of purchases of property and equipment and $10.0 million of purchases of intangible assets, partially offset by $1,037.0 million from the maturity and sale of available-for-sale securities.

Cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $1,475.4 million of purchases of available-for-sale securities, $57.1 million of purchases of property and equipment and $11.2 million of purchases of intangible assets, partially offset by $102.0 million of net proceeds related to the sale of the ELEVIDYS Priority Review Voucher and $1,340.3 million from the maturity of available-for-sale securities.

Financing Activities

Cash provided by financing activities was $75.8 million and $123.1 million for the nine months ended September 30, 2024 and 2023, respectively. Cash provided by financing activities for the nine months ended September 30, 2024 consisted of $75.8 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Cash provided by financing activities for the nine months ended September 30, 2023 consisted of $80.6 million in partial settlement of capped call share options for the 2024 Notes and $49.3 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program, partially offset by $6.9 million in third-party debt conversion costs related to the exchange of 2024 Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of September 30, 2024, we had approximately $1,395.8 million of cash, cash equivalents, restricted cash and investments, comprised of $197.9 million of cash and cash equivalents, $1,182.3 million of investments, and $15.6 million of restricted cash. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2024, we estimate that such hypothetical 10 basis point adverse movement would result in a hypothetical loss in fair value of approximately $0.6 million to our interest rate sensitive instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The FDA granted accelerated approval for EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS, as therapeutic treatments for Duchenne in patients who have a confirmed mutation in the dystrophin gene that is amenable to exon 51, exon 53, exon 45 skipping, and ambulatory patients with Duchenne with a confirmed mutation in the Duchenne gene, respectively. EXONDYS 51 has been approved for marketing only in the U.S., Israel, Kuwait and Libya, AMONDYS 45 in the U.S., Kuwait, and Libya and VYONDYS 53 in the U.S., Kuwait and Libya and ELEVIDYS in the U.S, and our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the United States. Our commercial PMO products are also available in additional countries through our EAP. The commercial success of our products continues to depend on, and the commercial success of any future products would depend on, a number of factors attributable to one of our products or the products of our competitors, including, but not limited to:

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
•
the process leading to a patient’s first infusion of our products and any future commercial products may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. In addition, the capacity of any infusion centers responsible for the administration of ELEVIDYS may impact timing. Delays in the process prior to infusion could negatively impact the sales of our products, including any future gene therapy products; and
•
the exercise by Roche of its option to obtain an exclusive license to commercialize one or more of our Duchenne products beyond ELEVIDYS outside of the U.S. and Roche’s subsequent commercialization efforts.

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

We expect that private insurers will continue to consider the efficacy, effectiveness, cost-effectiveness and safety of our products, including any new data and analyses that we are able to collect and make available in a compliant manner, in determining whether to approve reimbursement for our products and at what levels. If there are considerable delays in the generation of new evidence or if any new data and information we collect is not favorable, third party insurers may make coverage decisions that negatively impact sales of our products. We continue to have discussions with payors, some of which may eventually deny coverage. We may not receive approval for reimbursement of our products from additional insurers on a satisfactory rate or basis, in which case our business would be materially adversely affected. In addition, obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we are not able to maintain favorable coverage decisions and/or fail to receive additional favorable coverage decisions from third party insurers, in particular during re-authorization processes for patients that have already initiated therapy. Our business could also be adversely affected if government health programs, private health insurers, including managed care organizations, or other reimbursement bodies or payors limit the indications for which our products will be reimbursed or fail to recognize approval or accelerated approval and surrogate endpoints as clinically meaningful.

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

Additionally, in its 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the “Chevron doctrine,” which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, CMS and other federal agencies where the law is ambiguous. This Supreme Court decision may lead to challenges of longstanding decisions and policies of these agencies, which could lead to uncertainties in the industry and disrupt the federal agency’s operations.

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

EXONDYS 51 has been approved for marketing only in the U.S., Israel, Libya and Kuwait, AMONDYS 45 in the U.S., Libya and Kuwait, VYONDYS 53 in the U.S., Libya and Kuwait and ELEVIDYS in the U.S. We may not receive approval to commercialize these products in additional countries. Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the United States. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed: (i) exon skipping product candidates, such as Wave (notably for exons 51 and 53), Nippon Shinyaku (notably for exon 44 and exon 53, for which it has received accelerated FDA approval for its product Viltepso (viltolarsen)), Daiichi (notably for exon 45), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, PepGen (notably for exon 51), SQY Therapeutics and BioMarin (BMN-351 for exon 51), Entrada; (ii) gene therapies, such as Genethon and Solid (also in partnership with Ultragenyx), and Regenxbio; (iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), GenAssist, CRISPR Therapeutics, and Precision Biosciences; (iv) other disease modifying approaches, such as PTC Therapeutics, which has a small molecule candidate, ataluren, that targets nonsense mutations; and (v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed including but not limited to, Santhera (Reveragen), Fibrogen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Percheron Therapeutics, Italfarmaco (approved product Givinostat), Dystrogen and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin is conducting clinical trials for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it is conducting clinical trials for its exon 53 oligonucleotide, WVE-N531.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc., Arbutus (formerly Tekmira Pharmaceuticals Corp.), Deciphera Pharmaceuticals, Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen, Moderna Therapeutics, Avidity, Dyne Therapeutics, Stoke Therapeutics, Ultragenyx, Sanofi and PepGen. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRIPSR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen Inc., Arrowhead Pharmaceuticals, Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Capricor Therapeutics (in partnership with Nippon Shinyaku), Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), and Editas Medicine.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. For example, although we believe the data for SRP-9003 collected to date are positive, the additional data we collect may not be consistent with the pre-clinical and/or early clinical data or show a safe benefit that warrants further development or pursuit of a regulatory approval.

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, our most recent announcements for SRP-9003 include: in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (the “NIH”). The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. For example, on January 28, 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These final guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. The FDA also issued a new guidance document in September 2021 describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity, as well as a final guidance document in January 2024 on human gene therapy product incorporating human genome editing. FDA also issued a draft guidance in December 2023 that provides recommendations for developing a potency assurance strategy for gene therapy products. In addition, the FDA can put an IND on hold if the information in an IND is not sufficient to assess the risks in pediatric patients.

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

Some of the third parties we rely for early-stage research and pre-clinical development are located in China. There has been increased governmental focus in the United States on the role of Chinese companies in the life sciences industry. This focus has included U.S. legislative proposals, such as the proposed BIOSECURE Act, which is pending before the U.S. Senate. If enacted, the BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract with the government. If adopted, the BIOSECURE Act could cause us to seek to exit some or all of our arrangements with China-based service providers determined to be “biotechnology companies of concern” and transition these services to alternative companies.

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

We generated an operating income of $56.4 million for the nine months ended September 30, 2024. Our accumulated deficit was $4.4 billion as of September 30, 2024. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, has historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last 12 months, as of the date of this report, our stock has increased as much as 30% in a single day or decreased as much as 8% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of September 30, 2024, there were approximately 95.5 million shares of common stock outstanding and outstanding awards to purchase 11.7 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2024, there were approximately 3.4 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.1 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

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

In 2017, we issued $570.0 million aggregate principal amount of Notes, pursuant to that certain indenture, dated as of November 14, 2019, between us, as issuer, and U.S. Bank National Association, as trustee. In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us, as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of 2027 Notes issued to the Michael A. Chambers Living Trust in a private placement. In September 2022, we entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2024 Notes and, in March 2023, we entered into separate, privately negotiated exchange agreements with holders of $313.5 million in aggregate principal value of outstanding 2024 Notes pursuant to which these 2024 Notes were exchanged for shares of our common stock. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2027 Notes will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 30, 2024, Louise Rodino-Klapac entered into and adopted a written plan for the sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information (a “Rule 10b5-1 trading plan”). Ms. Rodino-Klapac’s 10b5-1 trading plan has an adoption date of August 9, 2024 and an end date of November 15, 2025, covering 28,875 options to purchase shares of common stock with a strike price of $76.36 and 24,988 shares of common stock.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Second Amended and Restated Bylaws	8-K	001-14895	3.1	12/13/22
3.5	Amendment No. 1 to the Second Amended and Restated Bylaws	8-K	001-14895	3.1	9/16/24
10.1	Supplement to Goldman Sachs & Co. LLC Base Capped Call Option Transaction Confirmation and Additional Capped Call Option Transaction Confirmation					X
10.2	Supplement to JPMorgan Chase Bank, National Association Base Capped Call Option Transaction Confirmation and Additional Capped Call Option Transaction Confirmation					X
31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 6, 2024	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)