Form 10-K
period 2024-12-31
Sarepta Therapeutics, Inc.
filed 2025-02-28
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2024, was approximately $15,054,650,800.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2025 was 97,032,073.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part II and Part III of this Annual Report on Form 10-K portions of its definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•
our expectation that our partnerships with manufacturers will support our clinical and commercial manufacturing capacity for our Duchenne muscular dystrophy (“Duchenne”) gene therapy program and Limb-girdle muscular dystrophy (“LGMD”) programs, while also acting as a manufacturing platform for potential future gene therapy programs, and our belief that our current network of manufacturing partners is able to fulfill the requirements of our commercial plan;
•
our expectation that our partnership with Catalent Maryland, Inc. (“Catalent”) will support our clinical and commercial manufacturing demand for our Duchenne gene therapy program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs;
•
our expectation that Aldevron LLC (“Aldevron”) will provide Good Manufacturing Processes (“GMP”)-grade plasmid for our Duchenne gene therapy program and LGMD programs, as well as plasmid source material for future gene therapy programs;
•
estimated timelines and milestones for 2025 and beyond, including submitting a SRP-9003 BLA in the second half of 2025;
•
our plan to expand our pipeline through internal research and development and through strategic transactions;
•
the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for our products;
•
our engagement with regulatory authorities outside of the U.S.;
•
the possible impact of regulations and regulatory decisions by the Food and Drug Administration (the “FDA”) and other regulatory agencies on our business, as well as the development of our product candidates and our financial and contractual obligations;
•
the possible impact of legislation and any competing products on the commercial success of our products and our product candidates and our ability to compete against such products;
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
•
Even though EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS (with respect to non-ambulatory patients) have received accelerated approval from the FDA, they face future post-approval development and regulatory requirements, which present additional challenges for us to successfully navigate.
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
•
Historical revenues from eteplirsen, golodirsen and casimersen through our early access program (“EAP”) outside the U.S. may not continue and we may not be able to continue to distribute our products through our EAP.
•
We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.
•
We have entered into multiple collaborations and strategic transactions, including our collaboration with F. Hoffman-La Roche Ltd (“Roche”) and our collaboration and license agreement with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”), and may seek or engage in future collaborations, strategic alliances, acquisitions or licensing agreements that complement or expand our business. We may not be able to complete such transactions, and such transactions, if executed, may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•
Future sales of ELEVIDYS may decrease sales growth, or reduce sales, of EXONDYS 51, AMONDYS 45 and VYONDYS 53 (collectively, the “PMO Products”), which could negatively impact our operating results, including through potential inventory write-offs.
•
Failures or delays in the commencement or completion of ongoing and planned clinical trials of our product candidates could negatively impact commercialization efforts; result in increased costs; and delay, prevent or limit our ability to gain regulatory approval of product candidates and to generate revenues and continue our business.
•
Clinical development is lengthy and uncertain. Clinical trials of our product candidates may be delayed and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our business.
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

•
If there are significant delays in obtaining, or if we are unable to obtain or maintain required regulatory approvals, we will not be able to commercialize our product candidates in a timely manner or at all.
•
We are investing significant resources in the development of novel gene therapy product candidates. Only a few gene therapy products have been approved in the U.S. and the European Union (“EU”). If we are unable to show the safety and efficacy of these product candidates, experience delays in doing so or are unable to successfully commercialize these drugs, our business would be materially harmed.

•
Because we are developing product candidates for the treatment of certain diseases in which there is little clinical experience and we are using new endpoints or methodologies, there is increased risk that the FDA, the European Medicines Agency (the “EMA”) or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent full or accelerated regulatory approval.

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

•
We rely on third parties to conduct some aspects of our early stage research and pre-clinical and clinical development. The inadequate performance by or loss of any of these third parties could affect the development and commercialization of our product candidate development. The third parties we use in the manufacturing process for our products and product candidates may fail to comply with current good manufacturing practices (“cGMP”) regulations.
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

•
Products intended for use in gene therapies are novel, complex and difficult to manufacture. We could experience production problems or inaccurately forecast demand for any of our product candidates, which could result in delays in our development or commercialization, limit supply or otherwise harm our business.
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
•
Our existing and any future indebtedness could adversely affect our ability to operate our business.
•
Our revenues and operating results could fluctuate significantly, which may adversely affect our stock price and our ability to maintain profitability.

PART I

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly-differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne and are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, LGMDs, other neuromuscular disorders, such as facioscapulohumeral muscular dystrophy (“FSHD”) and myotonic dystrophy type 1 (“DM1”), and central nervous system (“CNS”) related disorders.

To date, we have developed and commercialized the following four approved products for the treatment of Duchenne: EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”), AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), and ELEVIDYS. Each of these approved products, and the indications for which they have been approved for, is described under the heading “Our Commercial Products” in this Item 1.

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
•
advancing our RNA technologies, launching potential approved products and supporting commercialization of approved products;
•
investing in next-generation precision medicine through internal research, strategic partnerships, collaborations and other potential opportunities; and
•
continuing to nurture our culture, which is based on strong patient focus, bias to action, a self-starter mentality, smart and appropriate risk-taking and high ethics.

Technology and Platforms

•
Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein. The original phosphorodiamidate morpholino oligomer (“PMO”) structure and variations of this structure that are so-called PMO-based (collectively “PMO-based”) are central to our proprietary chemistry platform. PMO technologies can be used to selectively up-regulate or down-regulate the production of a target protein through pre-mRNA splice alteration. PMO-based compounds have the potential to be designed to create more, less, or none of certain proteins, or produce analogues of endogenous proteins. This technology can be used to correct disease-causing genetic errors by inducing the targeted expression of novel proteins.
•
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

Our pipeline includes programs at various stages of discovery, pre-clinical and clinical development. Through our collaborations with our strategic partners, we are expanding into adjacent therapeutic areas. Our pipeline reflects our aspiration to apply our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

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

Other Neuromuscular Disorders: We, and through our strategic collaborations with partners, are exploring a wide range of neuromuscular disorders, including facioscapulohumeral muscular dystrophy and myotonic dystrophy.

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

VYONDYS 53. We launched VYONDYS 53 in 2019. VYONDYS 53 is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene. Approximately 8% of Duchenne patients are amenable to exon 53 skipping.

AMONDYS 45. We launched AMONDYS 45 in 2021. AMONDYS 45 is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene. Approximately 8% of Duchenne patients are amenable to exon 45 skipping.

We are conducting various clinical trials for EXONDYS 51, VYONDYS 53 and AMONDYS 45, including studies that are required to comply with our post-marketing FDA requirements and commitments to verify and describe the clinical benefit of the three products.

ELEVIDYS. We launched ELEVIDYS in the second quarter of 2023. ELEVIDYS, an AAV-based gene therapy, was approved by the FDA in June 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is also approved for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA in June 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

We are conducting various clinical trials for ELEVIDYS, including studies that are required to comply with our post-marketing FDA requirements and commitments to verify and describe clinical benefit.

For the years ended December 31, 2024, 2023 and 2022, we recorded net revenues of $1,788.0 million, $1,144.9 million and $843.8 million, respectively, related to the sale of our products.

Our Pipeline – Key Programs

SRP-9003 (LGMD, gene therapy program). The most advanced of our LGMD product candidates, SRP-9003, aims to treat LGMD2E, also known as beta-sarcoglycanopathy, a severe and debilitating form of LGMD characterized by progressive muscle fiber loss, inflammation and muscle fiber replacement with fat and fibrotic tissue. SRP-9003 is designed to transfect a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. SRP-9003 has generated positive pre-clinical safety and efficacy data utilizing the AAVrh.74 vector, the same vector used in our SRP-9001 gene therapy program.

A Phase 1/2a trial of SRP-9003 commenced in the fourth quarter of 2018. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. In December 2024, we announced that we had completed enrollment and dosing in EMERGENE (Study SRP-9003-301), a Phase 3 clinical trial of SRP-9003 (bidridistrogene xeboparvovec).

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

Manufacturers and suppliers of our commercial products and product candidates are subject to the current GMP (“cGMP”) requirements and other rules and regulations prescribed by the FDA and other foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

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

F. Hoffman-La Roche Ltd

License, Collaboration, and Option Agreement

On December 21, 2019, we entered into a license, collaboration, and option agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) pursuant to which we granted Roche an exclusive license under certain of our intellectual property rights to develop, manufacture, and commercialize ELEVIDYS (SRP-9001) in all countries outside of the U.S. We retained all rights to ELEVIDYS in the U.S. The transaction closed on February 4, 2020. We have subsequently entered into Amendments 1 through 14 to the Roche Agreement on: October 23, 2020, October 28, 2020, February 4, 2021, June 23, 2021, August 31, 2021, November 30, 2021, January 5, 2022, January 28, 2022, March 23, 2022, May 31, 2022, June 23, 2022, July 28, 2022, August 31, 2022 and October 31, 2022, respectively.

Also, under the terms of the Roche Agreement, Roche granted us a license to use certain of its intellectual property rights to perform development activities worldwide under a joint global development plan, commercialize ELEVIDYS in the U.S., and perform certain manufacturing and medical affairs activities worldwide. Such license is non-exclusive under Roche’s background intellectual property rights, exclusive in the U.S. under intellectual property rights developed by Roche under the Roche Agreement, and non-exclusive outside the U.S. under intellectual property rights developed by Roche under the Roche Agreement.

We intend to manufacture and supply ELEVIDYS in the relevant markets in which we have approval, or in the future receive approval.

Roche Options and Negotiation Rights

Pursuant to the Roche Agreement, we granted Roche an exclusive option to obtain an exclusive license to develop, manufacture and commercialize the following products outside of the U.S.: (i) certain exon-skipping products that target the dystrophin gene to induce exon skipping, including eteplirsen, golodirsen, casimersen (and previously our SRP-5051 program); (ii) certain gene therapy products other than ELEVIDYS that encode and directly express dystrophin or a derivative thereof, which right has since expired; and (iii) certain gene-editing products that modify, repair, or activate an endogenous dysfunctional dystrophin gene, which right has since expired (collectively, the “Option Products.”) Upon option exercise, the Option Product that is the subject of the option exercise will be included under the Roche Agreement as a product licensed to Roche subject to similar obligations, including with respect to development, manufacturing, commercialization, and cost-sharing as those that apply to ELEVIDYS.

Pursuant to the Roche Agreement, Roche has a right of first negotiation if we seek to grant a third-party license to commercialize ELEVIDYS in the U.S. Roche had a similar right of first negotiation with respect to our LGMDs products, but such right has expired.

Exclusivity

Other than under the Roche Agreement, Roche may not perform any clinical trials for, or commercialize, any gene therapy product, gene-editing product, or antisense oligonucleotide for Duchenne for a period of five years following the effective date of the Roche Agreement, which obligation has since expired with respect to gene therapy products and gene-editing products. The exclusivity period for antisense oligonucleotide products will be extended for a period of five years from the time of option exercise if Roche exercises its option with respect to exon skipping products.

Development

The parties will use commercially reasonable efforts to conduct development activities with respect to ELEVIDYS under the Roche Agreement pursuant to agreed-upon development plans. Subject to certain exceptions, we will perform all development activities directed to obtaining and maintaining, as applicable, regulatory approvals for ELEVIDYS in the U.S. and the EU, as set forth in a joint global development plan. Subject to certain exceptions, the parties will share the costs of the development activities under such joint global development plan. Roche will have sole responsibility to perform all development activities set forth in a territory-specific development plan for ELEVIDYS, including additional activities not set forth in the joint global development plan that are specifically directed to obtaining and maintaining regulatory approvals for ELEVIDYS outside of the U.S. Roche will be solely responsible for costs arising from the territory-specific development plan for ELEVIDYS.

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

In addition, the Roche Agreement provides that Roche will pay us royalties on net sales of ELEVIDYS, at a tiered royalty rate based on the average cost to manufacture ELEVIDYS.

In the event that Roche chooses to exercise its option with respect to one or more Option Products, we will be paid an option exercise fee upon each such exercise and the Option Products that are the subject of the option exercise will be subject to separate milestone payments and royalties on sales of such Option Product.

Term; Termination

Unless earlier terminated as described below, the Roche Agreement will continue with respect to ELEVIDYS or any Option Product for which Roche has exercised its option, on a product-by-product and country-by-country basis, until the end of the royalty term for such product in such country. The royalty term expires on the later of (a) twelve years after first commercial sale in such country, (b) loss of regulatory exclusivity in such country and (c) expiration of all valid claims of specific licensed patents in such country.

Either party may terminate the Roche Agreement for the other party’s material breach if such breach is not cured within a specified cure period.

If Roche breaches its development or commercialization diligence obligations with respect to a licensed product or fails to develop or commercialize a particular licensed product in a particular region for a specified period of time, then we may terminate the Roche Agreement with respect to such licensed products in such regions.

Roche may terminate the Roche Agreement if we fail to supply ELEVIDYS to Roche in accordance with the terms of the Roche Agreement and the supply agreements to be entered into between the parties. Roche may also terminate the Roche Agreement for convenience with extended advance notice, in its entirety or on a licensed product-by-licensed product and region-by-region basis.

Myonexus Therapeutics Inc.

In April 2019, we acquired Myonexus Therapeutics Inc. (“Myonexus”), a privately-held Delaware corporation, for $173.8 million pursuant to an exclusive warrant to purchase Myonexus that we purchased in May 2018 for an up-front payment of $60.0 million. As part of the consideration for the transaction, we are required to make contingent payments to the former shareholders of Myonexus upon achievement of a threshold amount of net sales of Myonexus products and the receipt and subsequent sale of a Priority Review Voucher (“PRV”) with respect to a Myonexus product.

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

Milestones and royalties were payable with respect to the Products through June 30, 2022. Beginning July 1, 2022, pursuant to the 2021 Amendment, milestones and royalties are payable only with respect to the Products covered by a Licensed Patent. Beginning July 1, 2022, pursuant to the 2021 Amendment, the royalty term applicable to the Products covered by a Licensed Patent expired upon March 31, 2024 in the U.S. and December 31, 2024 outside the U.S. The royalties for all Products covered by a Licensed Patent were subject to reductions, including for generic competition and, under specified conditions, for a specified portion of payments that we may become required to pay under third-party license agreements, subject to a maximum royalty reduction.

The License Agreement expired upon the expiration of the last-to-expire royalty term. We retain a royalty free, fully paid license to the Licensed Patents.

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

University of Western Australia

In April 2013, we entered into an agreement with UWA under which an existing exclusive license agreement between the two parties was amended and restated and, in June 2016, we entered into the first amendment to the license agreement (the “UWA License Agreement”). The UWA License Agreement grants us specific rights to compounds for the treatment of Duchenne by inducing exon skipping. EXONDYS 51, VYONDYS 53 and AMONDYS 45 fall under the scope of the license agreement. Under the UWA License Agreement, we are required to make payments of up to $6.0 million in the aggregate to UWA based on the successful achievement of certain development and regulatory milestones relating to EXONDYS 51, VYONDYS 53, AMONDYS 45 and up to three additional product candidates. As of December 31, 2024, $4.2 million of the $6.0 million development and regulatory milestone payments had been made. We are also obligated to make payments to UWA of up to $20.0 million upon the achievement of certain sales milestones. Additionally, we are required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed from UWA during the term of the UWA License Agreement.

Currently, the latest date on which an issued patent covered by the UWA License Agreement expires in November 2030 (excluding any patent term extension, supplemental protection certificate or pediatric extensions that may be available); however, patents granted from pending patent applications could result in a later expiration date.

Catalent Maryland, Inc.

Catalent Supply Agreement

On November 28, 2022, we entered into an amended and restated product manufacturing and supply agreement with Catalent. Under the Catalent Supply Agreement, Catalent has agreed, to manufacture and supply ELEVIDYS. Catalent is responsible for the operation of dedicated clean room suites for the manufacture of ELEVIDYS subject to Sarepta placing minimum annual orders. Catalent may not develop or manufacture products that compete with ELEVIDYS.

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

Financial Terms

Upon receipt of a purchase order from us, Catalent will manufacture ELEVIDYS in accordance with the terms of the Catalent Supply Agreement, the then-current quality agreement and any applicable laws in exchange for the batch price specified in the Catalent Supply Agreement, which may be increased annually for industry standard cost increases.

We are obligated to meet certain minimum annual thresholds with respect to orders of batches of ELEVIDYS to maintain dedicated manufacturing space, and, if we do not release the dedicated manufacturing space, we may be obligated to make certain payments to Catalent to the extent we do not meet such thresholds.

Term; Termination

Unless earlier terminated as described below, the Catalent Supply Agreement will continue with respect to the manufacture and supply of ELEVIDYS until December 31, 2028.

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

There can be no assurance that we will be able to continue our present arrangement with Catalent. Our dependence upon our arrangement with Catalent for the supply and manufacture of ELEVIDYS could adversely affect our ability to manufacture and deliver ELEVIDYS on a timely and competitive basis. See “Risk Factors— Risks Related to Manufacturing.”

Nationwide Children’s Hospital

On October 8, 2018, we entered into an exclusive license agreement (as amended on May 19, 2019 and July 11, 2023, the “Nationwide License Agreement”) with Nationwide Children’s Hospital (“Nationwide”) pursuant to which we acquired an exclusive license under certain intellectual property rights to develop, manufacture and commercialize ELEVIDYS in all countries. We entered into Amendment 1 and Amendment 2 to the Nationwide License Agreement on May 29, 2019 and July 11, 2023, respectively.

In consideration for the rights that Nationwide granted to us, we made an up-front payment and are obligated to make payments to Nationwide upon the achievement of certain development and sales milestones with respect to ELEVIDYS. In addition, we are required to pay a low-single-digit percentage royalty on net sales of ELEVIDYS, as well as a tiered percentage of remuneration we receive in connection with any sublicenses we grant. Unless earlier terminated, the Nationwide License Agreement will expire upon the expiration of the last-to-expire royalty period. Either party may terminate the Nationwide License Agreement in the event of the other party’s uncured material breach. Nationwide may also terminate the Nationwide License Agreement under specified circumstances if we pursue litigation against Nationwide.

Arrowhead Pharmaceuticals, Inc.

On November 25, 2024, we and Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) entered into an Exclusive License and Collaboration Agreement (the “Arrowhead Collaboration Agreement”) pursuant to which Arrowhead granted us an exclusive license under certain of Arrowhead’s intellectual property rights to develop, manufacture, commercialize, and otherwise exploit the lead candidate (and all backup candidates) for four clinical programs (the “Arrowhead Clinical Programs”) and three pre-clinical programs (the “Arrowhead Pre-Clinical Programs”). The Arrowhead Clinical Programs are for targeted siRNA therapies directed to (a) DUX4 for the treatment of facioscapulohumeral muscular dystrophy, (b) DMPK for the treatment of type 1 myotonic dystrophy, (c) ATXN2 for the treatment of ataxias, and (d) MMP7 for the treatment of idiopathic pulmonary fibrosis. The pre-clinical programs are for targeted siRNA therapies directed to (a) ATXN1 for the treatment of ataxias, (b) ATXN3 for the treatment of ataxias, and (c) HTT for the treatment of Huntington’s Disease. We will also collaborate on the discovery and development of compounds that are directed to six targets to be selected by us during the term (each an “Arrowhead Discovery Program,” and together with the Arrowhead Clinical Programs and Pre-Clinical Programs, the “Arrowhead Programs”). The selection of targets will be subject to certain restrictions set forth in the Arrowhead Collaboration Agreement. Subject to certain restrictions set forth in the Arrowhead Collaboration Agreement, if an Arrowhead Discovery Program target is deemed futile, then we will have the right to substitute any such target up to two times.

Exclusivity

Except for its performance of activities under the Arrowhead Collaboration Agreement, Arrowhead may not perform any development or commercialization activities with respect to any compounds or products (a) directed to any target that is the subject of activities under the Arrowhead Collaboration Agreement until the target for such Arrowhead Program has been terminated, (b) for the treatment of spinocerebellar ataxias until the ATXN1 Program, ATXN2 Program, and ATXN3 Program have all been terminated, or (c) directed to a list of reserved skeletal muscle targets for five years, provided that two of the reserved skeletal muscles will be subject to an additional two years of exclusivity.

Development, Manufacturing, and Commercialization

Arrowhead will conduct development activities with respect to the Arrowhead Programs under the Arrowhead Collaboration Agreement pursuant to agreed-upon development plans. At pre-determined transition points for each Arrowhead Program, Arrowhead will transfer development responsibility to us. We will then perform all development activities in furtherance of obtaining and maintaining regulatory approvals for licensed products throughout the world. We will reimburse Arrowhead for certain pre-determined development activities for the Arrowhead Clinical Programs. Each party is responsible for the costs and expenses of other development activities under the Arrowhead Collaboration Agreement.

Arrowhead will complete all manufacturing activities necessary for Arrowhead’s development activities for each Arrowhead Program. Arrowhead will also provide clinical supply of licensed compounds and licensed products for all Arrowhead Programs under the Arrowhead Collaboration Agreement and commercial supply of licensed compounds and licensed products for the Arrowhead Clinical Programs. The parties will determine at a later date whether Arrowhead will provide commercial supply of licensed compounds and licensed products for the Arrowhead Preclinical Programs and Arrowhead Discovery Programs. Upon the occurrence of certain conditions, Arrowhead will transfer control of manufacturing and supply to us.

We will have the sole right to commercialize licensed products throughout the world.

Governance

The exploitation of licensed compounds and licensed products will be governed by a series of committees established to facilitate transition and collaboration between the parties with respect to development and manufacturing of such products.

Financial Terms

At closing, on February 7, 2025, we paid Arrowhead an up-front payment of $500.0 million in cash. Arrowhead has the potential to receive $300.0 million in near-term payments associated with the continued enrollment of certain cohorts of a Phase 1/2 study. Additionally, Arrowhead is eligible to receive up to $250.0 million in annual fees and, for each of the Programs, Arrowhead is eligible to receive development milestone payments between $110.0 million and $180.0 million per Arrowhead Program and sales milestone payments between $500.0 million and $700.0 million per Arrowhead Program from us.

In addition, the Arrowhead Collaboration Agreement provides that we will pay Arrowhead tiered royalties on annual net sales of all licensed products for a given Arrowhead Program, up to the low double digits.

Term; Termination

Unless earlier terminated as described below, the Arrowhead Collaboration Agreement will continue on a licensed product-by-licensed product and country-by-country basis, until the expiration of the royalty term for such licensed product in such country. The Arrowhead Collaboration Agreement includes a customary royalty term.

Either party may terminate the Arrowhead Collaboration Agreement for the other party’s material breach if such breach is not cured within a specified cure period.

We may terminate the Arrowhead Collaboration Agreement for convenience, in its entirety, on an Arrowhead Program-by-Arrowhead Program and region-by-region basis prior to the first regulatory approval for a licensed product that is the subject of such Arrowhead Program, or on a licensed product-by-licensed product and region-by-region basis after the first regulatory approval for a licensed product that is the subject of such Arrowhead Program. If there is a clinical trial failure of the ongoing clinical trial for ARO-DM1, then, at our election, we may terminate the Arrowhead Collaboration Agreement with respect to either the DM1 Program or ARO-DM1.

Equity Investment

In connection with the Arrowhead Collaboration Agreement, Sarepta Therapeutics Investments, Inc., a wholly owned subsidiary of Sarepta (“Sarepta Investments”), purchased 11,926,301 shares of common stock, par value $0.001 per share, of Arrowhead (the “Arrowhead Shares”), in a private placement transaction, for an aggregate purchase price of $325.0 million on February 7, 2025.

Patents and Proprietary Rights

Our success depends in part upon our ability to obtain and maintain exclusivity for our products, product candidates and platform technologies. We typically rely on a combination of patent protection and regulatory exclusivity to maintain exclusivity for our products and product candidates, whereas exclusivity for our platform technologies is generally based on patent protection and trade secret protection. In addition to patent protection, regulatory exclusivity, and trade secret protection, we protect our products, product candidates and platform technologies with copyrights, trademarks, and contractual protections.

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

The various types of regulatory exclusivity for which our products have been granted and our product candidates are anticipated to be eligible to receive are shown below, and generally discussed, under ‘Government Regulation’ – ‘Data and Market Exclusivities’ and ‘Orphan Drug Designation and Exclusivity’.

Delandistrogene moxeparvovec-rokl

Patent Number	Country/Region	Patent Type	Expiration Date	Owner/Licensor
11,723,986	United States	Composition of Matter	September 26, 2037	Nationwide
EP 3 442 602 B1	Europe	Composition of Matter & Methods of Use	April 14, 2037	Nationwide
EP 3 596 222 B1	Europe	Composition of Matter & Methods of Use	March 16, 2038	Nationwide

In connection with its FDA approval on June 22, 2023, the FDA granted ELEVIDYS (delandistrogene moxeparvovec-rokl) data exclusivity until June 22, 2035, and Orphan Drug Exclusivity until June 22, 2030.

Eteplirsen

Patent Number	Country/Region	Patent Type	Expiration Date	Owner/Licensor
U.S. RE47,751[1]	United States	Methods of Use	June 28, 2025	UWA
U.S. 9,018,368	United States	Composition of Matter	June 28, 2025	UWA
US 10,781,451	United States	Composition of Matter	June 28, 2025	UWA
U.S. RE48,468[2]	United States	Methods of Use	October 27, 2028	BioMarin/AZL

U.S. RE47,769[3]	United States	Composition of Matter	February 2, 2029	UWA
U.S. 9,506,058	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,364,431	United States	Methods of Use	March 14, 2034	Sarepta
U.S. 10,337,003	United States	Methods of Use	March 14, 2034	Sarepta
EP 1 766 010 B1	Europe	Composition of Matter & Methods of Use	June 28, 2025	UWA

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

Golodirsen

Patent Number	Country/Region	Patent Type	Expiration Date	Owner/Licensor
U.S. RE47,691[1]	United States	Composition of Matter	June 28, 2028	UWA
U.S. 9,024,007	United States	Composition of Matter	June 28, 2025	UWA
U.S. 9,994,851[2]	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,266,827[2]	United States	Methods of Use	June 28, 2025	UWA
U.S. 10,227,590[2]	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,421,966	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,968,450	United States	Composition of Matter	June 28, 2025	UWA
U.S. 10,995,337	United States	Composition of Matter & Methods of Use	June 28, 2025	UWA
EP 2 970 964 B1	Europe	Composition of Matter	March 14, 2034	Sarepta

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
2.
Involved in Nippon Shinyaku Co., Ltd. v. Sarepta Therapeutics, Inc., C.A. No. 21-1015 (LPS) (D. Del. 2021).

In connection with its FDA approval on December 12, 2019, the FDA granted VYONDYS 53 (golodirsen) Orphan Drug Exclusivity until December 12, 2026.

Casimersen

Patent Number	Country/Region	Patent Type	Expiration Date**	Owner/Licensor
U.S. 9,447,415	United States	Composition of Matter	June 28, 2025	UWA
U.S. RE48,960[1]	United States	Compositions of Matter & Methods of Use	June 28, 2025	UWA
U.S. 9,228,187	United States	Composition of Matter	November 12, 2030	UWA
U.S. 9,758,783	United States	Methods of Use	November 12, 2030	UWA
U.S. 10,287,586	United States	Composition of Matter	November 12, 2030	UWA
U.S. 10,781,450	United States	Methods of Use	November 12, 2030	UWA

EP 2 499 249 B1	Europe	Composition of Matter & Methods of Use	November 12, 2030	UWA

1.
Reissue of U.S. 8,524,880.

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
•
submission and approval of an investigational new drug (“IND”) for conducting human clinical testing to the FDA;
•
approval by an Institutional Review Board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the drug product for each indication;
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

Clinical trials involve the administration of the product candidate to healthy volunteers or patient participants under the supervision of a qualified principal investigator. Clinical trials are conducted under protocols detailing the objectives of the study, the administration of the investigational product, subject selection and exclusion criteria, study procedures, parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as a submission to the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s GCP requirements and federal and state laws and regulations protecting study subjects. Further, each clinical trial must be reviewed and approved by the IRB at or servicing each institution in which the clinical trial will be conducted. Both the FDA and IRB can temporarily or permanently halt a clinical trial at any time, or impose other sanctions or conditions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, GCP or IRB requirements or that it presents an unacceptable risk to the clinical trial subjects.

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

The FDA assesses all submitted marketing applications for completeness before it accepts them for filing, a decision which must be made within 60 days of receipt. In some cases, the FDA may request additional information in a resubmitted application before accepting a marketing application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the marketing application. Applications receive either standard or priority review. Under the current goals mandated under the Prescription Drug User Fee Act (the “PDUFA”), the FDA has ten months in which to complete its initial review of a standard marketing application and respond to the applicant, and six months for a priority marketing application, though the FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the marketing application sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date. The FDA may refer an application to an advisory committee for review, evaluation and issuance of a non-binding recommendation as to whether the application should be approved. If the FDA’s evaluations of the marketing application and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug. If the FDA finds deficiencies in the marketing application, it may issue a complete response letter (“CRL”), which defines the conditions that must be met in order to secure final approval of the marketing application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA. Resubmissions by the marketing application sponsor in response to a CRL trigger new review periods of varying length (typically two to six months) based on the content of the resubmission.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, the FDA may limit the approved indications for use of the product; require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety or efficacy after approval, require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a risk evaluation and mitigation strategy, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

A sponsor may also seek designation of its drug candidates under programs designed to accelerate the FDA’s review and potential approval of marketing applications. For instance, a sponsor may seek FDA designation of a drug candidate as a “fast track product,” a “breakthrough therapy product,” or a “Regenerative Medicine Advanced Therapy (“RMAT”)” designated product, or may seek approval through the accelerated approval pathway or under priority review.

•
Fast Track Designation: Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. If fast track designation is obtained, the FDA may initiate early and frequent communication and begin reviewing sections of a marketing application before the application is complete. This “rolling review” is available if the applicant provides, and the FDA approves, a schedule for the remaining information.
•
Breakthrough Therapy Designation: Breakthrough therapy designation is focused on expediting the development and review process and by itself does not create an alternate ground for product approval. A sponsor may seek FDA designation of a drug candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA issued guidance entitled “Expedited Programs for Serious Conditions––Drugs and Biologics” in May 2014.
•
RMAT Designation: RMAT designation may be granted to drug products that meet the statutory definition of RMAT; are intended to treat, modify, reverse, or cure a serious condition; and for which preliminary clinical evidence indicates that the RMAT has the potential to address unmet clinical needs for such condition. The statutory definition of an RMAT includes therapies such as our gene therapy product candidates.
•
Accelerated Approval: the FDA may also approve products through the accelerated approval pathway, which is aimed at expediting review of drugs that treat serious conditions and provide a meaningful advantage over available therapies. Accelerated approval is based on demonstrated effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit (i.e., an intermediate clinical endpoint). Approvals of this kind typically include requirements for appropriate post-approval Phase 4 clinical trials to confirm clinical benefit.

The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) signed by former President Biden on December 29, 2022 as part of the Consolidated Appropriations Act, 2023 (H.R. 2617) included numerous reforms to the accelerated approval process including, among other things, (i) enabling the FDA to require, as appropriate, that a post-approval study be underway prior to granting accelerated approval; and (ii) expanding the expedited withdrawal procedures available to the FDA for revoking accelerated approvals if a sponsor fails to conduct any required post-approval study with due diligence the FDA has issued guidance documents clarifying each of these reforms in January 2025 and December 2024, respectively.
•
Priority Review: If a drug candidate demonstrates a significant benefit over existing therapy, it may be eligible for priority review, which means it will be reviewed within a six-month timeframe from the date a complete marketing application is accepted for filing.

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

Foreign Regulatory Requirements

In 2018, the Committee for Medicinal Products for Human Use (“CHMP”) within the EMA confirmed its negative opinion for eteplirsen, and the European Commission (“EC”) adopted an implementing decision to ratify the CHMP opinion to refuse marketing authorization.

As of the date of this Annual Report, EXONDYS 51, has been approved for sale and marketing in the U.S., Israel, Libya, Georgia and Kuwait, and AMONDYS 45 and VYONDYS 53 have been approved for sale and marketing in the U.S., Libya and Kuwait. We have received approval for sale and marketing for ELEVIDYS in the U.S., and our strategic partner Roche has received approvals in certain other countries.

Thus, in addition to regulations in the U.S., our business is subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Irrespective of whether it concerns an FDA approved or investigational drug, the commencement of clinical trials and the subsequent marketing of a drug product in foreign countries are subject to preliminary approvals from the corresponding regulatory authorities of such countries. For example, the conduct of clinical trials in the EU is governed by the Clinical Trials Regulation (EU) No 536/2014 (the “CTR”) and the principles and guidelines on GCP.

In April 2014, the EU adopted the CTR, which is now in application. The CTR requires a clinical trial sponsor to obtain a clinical trial authorization (“CTA”) from the national competent authority (“NCA”) of each EU member state in which the clinical trial is to be conducted. Furthermore, the sponsor can only start a clinical trial at a specific study site after the local research ethics committee has issued a favorable opinion.

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

In order to obtain marketing authorization for a medicinal product in the EU, applicants are required to submit a marketing authorization (“MA”) application (“MAA”) to either (a) the NCAs of the EU member states of interest (through the decentralized, mutual recognition, or national procedures) if the medicinal product does not fall within the mandatory scope of the centralized procedure or (b) the EMA (through the centralized authorization procedure). Irrespective of the procedure, applicants are required to demonstrate the quality, safety and efficacy of the medicinal product in the application for MA, which implies the requirement to conduct human clinical trials to generate the necessary clinical data.

Regulation (EC) No 726/2004 of the European Parliament and of the Council lays down the rules applicable to the centralized procedure for the authorization of medicinal products. The centralized procedure allows pharmaceutical companies to submit a single MAA to the EMA, which, if successful, results in a single MA to market the medicinal product throughout the entire EU and Iceland, Liechtenstein and Norway (collectively, the “EEA”). Approval via the centralized procedure is a two-step process whereby the CHMP first evaluates the MAA and issues an opinion on whether the medicinal product may be authorized or not (step 1). The CHMP opinion is subsequently sent to the EC, which takes a legally binding decision to grant a MA (step 2). The MA is valid throughout the EEA and is automatically recognized in Iceland, Lichtenstein and Norway. This allows the MA holder to market the medicine and make it available throughout the entire EEA. The timeframe for the first step of the centralized procedure (evaluation by the CHMP) opinion is 210 days from receipt of a valid application. However, the actual time needed to complete this first step is generally longer than the 210 days, since procedural clock stops are required in order for the applicant to respond to additional requests for information by the CHMP. Following a positive CHMP opinion, the EC has generally 67 days to issue its decision to grant the MA or not.

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

Similar to the U.S., MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the NCA of the EU member states. This oversight applies both before and after the granting of manufacturing and MAs. It includes compliance with EU GMP and GDP rules in relation to such activities as distribution, importing and exporting of medicinal products, rules governing conduct of pharmacovigilance (including good pharmacovigilance practices) and requirements governing advertising, promotion and sale of medicinal products.

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

In the U.S., the FDA will generally grant a NCE that is the subject of an NDA with five years of regulatory data exclusivity, during which time no applications to the FDA for competitor products may be submitted. A competitor, however, may file an application seeking approval of a generic drug four years from the date of approval of the innovative product if it is accompanied by a certification of patent invalidity or noninfringement. The FDA will also grant three years of exclusivity for an NDA for a product that contains an active moiety that has already been approved or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, new indications, dosages or strengths of an existing drug.) This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving abbreviated new drug applications (“ANDAs”) for drugs containing the original active agent for other conditions of use. For a newly approved biologic that is the subject of a biologic license application (“BLA”), the FDA will generally grant 12 years of market exclusivity, during which time a competitor may not market the same drug for the same indication.

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

Orphan Drug Designation and Exclusivity

In the U.S., the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. An orphan drug designation must be requested before submitting an application for marketing approval, and does not shorten the duration of the regulatory review and approval process. The approval of an orphan designation request does not alter the regulatory requirements and process for obtaining marketing approval. Orphan drug designation generally entitles the product, once approved, to an orphan drug exclusivity period of seven years, which means the FDA may not grant approval to any other application to market the same chemical or biological product for the same indication for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity.

The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, on September 30, 2021, the U.S. Court of Appeals for the 11th Circuit issued a decision in Catalyst Pharms., Inc. v. Becerra holding that the scope of orphan drug exclusivity must align with the disease or condition for which the product received orphan designation, even if the product’s approval was for a narrower use or indication. The FDA announced on January 24, 2023 that despite the Catalyst decision, it will continue to apply its longstanding regulations, which tie the scope of orphan exclusivity to the uses or indications for which the drug is approved, rather than to the designation. Particularly due to the Supreme Court’s 2024 decision in Loper Bright Enterprises v. Raimondo, which overturned the general judicial practice of deference to Agency’s interpretations of ambiguous statutes, the FDA’s application of its orphan drug regulations post-Catalyst could be the subject of future legislation or to further challenges in court, and it remains to be seen how this decision affects orphan drug exclusivity going forward. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of orphan exclusivity for the drug. Competitors may receive approval of different drugs or biologics for the indications for which a prior approved orphan drug has exclusivity.

Pharmaceutical companies can apply for their product to be designated as an orphan medicinal product; such applications must be submitted prior to submitting a MAA. In the EU, applications for orphan designation are evaluated by the EMA’s Committee for Orphan Medicinal Products (“COMP”) in accordance with Regulation (EC) No 141/2000. In order to qualify as an orphan medicinal product, the medicinal product must be intended to diagnose, prevent or treat a condition that is life-threatening or chronically debilitating, with a prevalence of no more than 5 in 10,000 people in the EU or for which it is unlikely that the development of the medicine would generate sufficient returns to justify the investment needed for its development. In addition, the sponsor is required to demonstrate that no satisfactory method of diagnosis, prevention or treatment of the condition has been authorized in the EU or, if such method exists, the medicinal product is of significant benefit to those affected by the condition as compared to approved methods. The COMP is required to re-assess the granted orphan designation at the time of MA grant to ensure that it continues to meet the criteria for the designation to be maintained. Otherwise, the orphan designation can be revoked. The benefits of being granted orphan designation are significant, including up to ten years of market exclusivity. During this ten-year period, the EMA may not accept an MAA for a similar medicinal product for the same authorized therapeutic indication as the approved orphan medicinal product. Pursuant to Regulation (EC) 1901/2006 on medicinal products for pediatric use, and as mentioned above, the ten-year orphan market exclusivity can be extended to a maximum period of 12 years upon the satisfactory completion of all the studies of the agreed PIP with the pediatric study results reflected in the summary of product characteristics. We have been granted orphan drug designation for eteplirsen in the EU.

Expanded / Early Access

In certain countries, drug products approved by key competent regulatory agencies, including the FDA, can be accessed by patients before the drug has obtained marketing approval in such country. There are various forms of this access including, but not limited to, the actual purchase of product by the purchaser, which is often times the government for patients, on a named patient basis, and providing the product free of charge on a named patient basis for compassionate use. Each country has its own laws and regulations that apply to these forms of access and the extent and nature of such laws and regulations vary by country. For example, in 2018, the so-called Right to Try Act became law in the U.S. The law, among other things, allows eligible patients to access certain investigational new drug products that have completed at least a Phase I clinical trial and that are undergoing investigation for FDA approval without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to such eligible patients as a result of the Right to Try Act.

We established a global EAP for eteplirsen, golodirsen and casimersen in some countries where these products currently have not been approved. The EAP provides a mechanism through which physicians can prescribe our products, within their professional responsibility, to patients who meet pre-specified medical and other criteria and can secure funding.

Other Regulatory Requirements

Environmental Laws

In addition to regulations enforced by the FDA and foreign authorities relating to the clinical development and marketing of products, we are or may become subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future foreign, federal, state and local laws and regulations. Our research and development processes involve the controlled use of hazardous materials and chemicals and produce waste products. We are subject to federal, state and local environmental laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we believe that we are in material compliance with applicable environmental laws that apply to us, we cannot predict whether new regulatory restrictions will be imposed by state or federal regulators and agencies or whether existing laws and regulations will adversely affect us in the future. Compliance with environmental laws is not expected to require significant capital expenditure and has not had, and is not expected to have, a material adverse effect on our operations.

Healthcare Fraud and Abuse Laws

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid). Compliance is challenging. The scope of the federal and the various analogous state anti-kickback, false claims, and similar fraud and abuse laws vary, but is generally broad. Many of the fraud and abuse laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Violations of international fraud and abuse laws could result in similar penalties, including exclusion from participation in health programs outside the U.S. Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal False Claims Act (“FCA”) as evidenced by numerous significant settlements. Violations of international fraud and abuse laws could result in similar penalties, including exclusion from participation in health programs outside the U.S. Given the scope, complexity and lack of clarity in laws and their implementation, our activities could be subject to scrutiny and the imposition of penalties under the laws. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of, a particular drug that is payable by a federal health care program, including Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. A claim arising from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the FCA. Another healthcare anti-kickback statute prohibits certain payments related to referrals of patients to certain providers (such as clinical laboratories) and applies to services reimbursed by private health plans as well as government health care programs.

Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent. Such laws are not always limited to activities involving government programs or payors. For example, a federal healthcare fraud statute prohibits the knowing and willful execution, or attempt to execute, a scheme to defraud a health care benefit program, including private health plans, or obtain, through false or fraudulent pretenses, money or property owned by, or under the custody or control of, such a health care benefit program.

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

Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. In some states, such as California and Washington, state privacy laws are even more protective than HIPAA. For example, the California Consumer Privacy Act as amended and expanded by the California Privacy Rights Act (together, the “CCPA”), gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose copies of personal information collected and delete a consumer’s personal information and requires covered companies to provide notice to California consumers regarding their data processing activities. The CCPA places limitations on a covered company’s ability to sell personal information and share it for purposes of cross-context behavioral advertising. Similar laws are in operation or have been adopted in eleven other states.

In addition, the processing of personal data relating to EEA citizens or in the context of the activities of an establishment in the EEA is subject to the General Data Protection Regulation (the “GDPR”). The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the EC to lack an adequate level of data protection. Similar rules and requirements are applicable in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (together, the “UK GDPR”). If our or our partners’ or service providers’ privacy or data security measures fail to comply with the requirements of the GDPR or UK GDPR, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to EURO 20 million (£17.5 million in the U.K.) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

Third Party Reimbursement and Pricing in the U.S.

Within the U.S., coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product. Even if products are covered, third party payors may seek to control utilization of the products through various mechanisms (e.g., requiring a prescriber to obtain prior authorization from a health plan before the product will be covered by the health plan or establishing patient copays and deductibles that encourage use of other products over our products). Coverage of a product by a third-party payor does not mean that reimbursement will be adequate. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or requested by private payors in exchange for coverage or by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold. Our ability to commercialize our product candidates successfully may be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace.

Significant uncertainty exists as to the coverage and reimbursement status of new drug products. There may be considerable delays in obtaining reimbursement for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA. Third-party payors may also seek, with respect to an approved product, additional clinical evidence, including comparative effectiveness evidence, that goes beyond the data required to obtain marketing approval in order to demonstrate clinical benefits and value relative to other therapies before covering new products. If so, we may be required to conduct additional pharmacoeconomic studies beyond what is required for marketing approval.

We cannot be sure that adequate coverage and reimbursement will be available, or remain available, for any drug that we commercialize. Coverage and reimbursement may impact the demand for, or the price of, our products and any product candidate for which we obtain marketing approval and limits on coverage and reimbursement may adversely affect our ability to successfully commercialize any product candidate for which we obtain marketing approval.

Third Party Reimbursement and Pricing outside the U.S.

We currently have three products approved for marketing outside the U.S. EXONDYS 51 has been approved for marketing in the U.S., Georgia, Israel, Libya and Kuwait, VYONDYS 53 in U.S., Libya and Kuwait, and AMONDYS 45 in the U.S., Libya and Kuwait. We may need to conduct long-term pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products.

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

U.S. Healthcare and Other Reform

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

Beyond the Healthcare Reform Act, there have been ongoing healthcare reform efforts, including efforts focused on drug pricing and payment. For example, federal legislation eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). Subsequent to the enactment of the IRA, in 2024, the Biden Administration announced its commitment to expanding certain IRA reforms. The focus on drug pricing and payment reform is likely to continue under the new Trump Administration. Other potential healthcare reform efforts under the Trump Administration could affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump Administration through executive action or by Congress.

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

General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Healthcare or budget reform at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale and may adversely affect our future business and financial results. We cannot, however, predict the ultimate content, timing or effect of any such reform, or its impact on our business operations.

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product or product candidate developed by us competes or would likely compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of rare, neuromuscular and other diseases. Many of these organizations have substantially greater financial, technical, manufacturing and sales and marketing resources than we do. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, some of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully depends largely on:

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

EXONDYS 51, VYONDYS 53 and AMONDYS 45 were the first three disease modifying therapeutics approved by the FDA for the treatment of Duchenne for patients with a confirmed mutation that is amenable to exon 51 skipping, exon 53 skipping or exon 45 skipping, respectively. ELEVIDYS was the first gene therapy approved for the treatment of patients aged 4 through 5 years with Duchenne with a confirmed mutation in the Duchenne gene. However, in the field of Duchenne alone, these products and those in our pipeline face a variety of competitors who either have FDA approval or are being clinically developed for the treatment of Duchenne. For example, Nippon Shinyaku Co. Ltd. (“Nippon”) announced on August 13, 2020 that the FDA approved VILTEPSO (viltolarsen) injection for patients with Duchenne who are amenable to exon 53 skipping therapy. On March 25, 2020, Nippon announced that the Japanese Ministry of Health, Labor, and Welfare approved Viltepso Intravenous Infusion 250 mg (viltolarsen) for the treatment of patients with Duchenne who are amendable to exon 53 skipping therapy making it the first non-steroidal treatment for Duchenne approved in Japan. Nippon has announced plans to pursue global registration for viltolarsen. Beyond Viltolarsen, Nippon is developing NS-089 and NS-050 for the treatment of patients living with Duchenne that have mutations amenable to exons 44 and 50, respectively.

In addition, there are many companies who have announced clinical development plans for the treatment of Duchenne, including the following:

•
Wave Life Sciences (“Wave”) announced in December 2023 that it initiated dosing in a Phase 2 potentially registrational, open-label clinical trial evaluating WVE-N531, its exon 53 skipping product candidate, and announced positive interim data in September 2024.
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
•
BioMarin Pharmaceutical announced a Phase I/II trial in certain European countries for its oligonucleotide candidate BMN-351 for the treatment of ambulatory patients with Duchenne that have mutations amenable to exon 51 skipping.
•
Solid Biosciences announced a Phase I/II trial in the USA for its gene therapy candidate SGT-003.

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

Human Capital Resources

As of December 31, 2024, we had 1,372 employees globally, 51% of whom hold advanced degrees. Of these employees, 68% are engaged directly in research and development activities and 32% are in selling and general and administration. Our voluntary employee turnover rate for 2024 was 4.6%. None of our employees in the U.S. are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

As of December 31, 2024, we had approximately $1,503.5 million of cash, cash equivalents, restricted cash and investments, consisting of $1,103.0 million of cash and cash equivalents, $384.9 million of investments and $15.6 million of restricted cash. We believe that our balance of cash, cash equivalents and investments is sufficient to fund our current operational plan for at least the next 12 months. In addition to pursuing additional cash resources through public or private financings, we may also seek to enter into contracts, including collaborations or licensing agreements with respect to our technologies, with third parties, including government entities.

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

Risks Related to Our Business

We are highly dependent on the commercial success of our products. We may not be able to meet expectations with respect to sales of our products or maintain profitability and positive cash-flow from operations.

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
•
the sufficiency of our drug supply to meet commercial and clinical demands and standards, which are negatively impacted by various factors, including when our projections on the potential number of amenable patients and their average weight are inaccurate; the potential impacts of future pandemics; if regulatory requirements increase our drug supply needs; if our current drug supply is destroyed or negatively impacted at our manufacturing sites, storage sites or in transit; failure to meet cGMP requirements; or if we encounter delays expanding the number of patients on our products and portions of our products’ supply expire before sale;
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

The accelerated approvals for EXONDYS 51, VYONDYS 53 and AMONDYS 45 granted by the FDA were based on an increase in the surrogate biomarker of dystrophin in skeletal muscles observed in some patients treated with these products. The accelerated approval for ELEVIDYS in non-ambulatory patients granted by the FDA was based on an effect on the surrogate endpoint of expression of ELEVIDYS micro-dystrophin, the protein produced by ELEVIDYS. These products are subject to ongoing FDA requirements governing labeling, packaging, storage, advertising, promotion and recordkeeping, and we are required to submit additional safety, efficacy and other post-marketing information to the FDA.

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain safety and efficacy data that supports clinical benefits from our ongoing and planned studies of our products, could lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51, VYONDYS 53, AMONDYS 45 or ELEVIDYS. The recently enacted FDORA has expanded FDA's expedited withdrawal procedures for drugs approved via the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with FDA requirements, including cGMP regulations. Drug product manufacturers are required to continuously monitor and report adverse events from clinical trials and commercial use of the product. If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may establish additional regulatory requirement including, among other things, labeling changes, implementation of risk evaluation and mitigation strategy program, or additional post-marketing studies or clinical trials. If we or a regulatory agency discover previously unknown problems with a product, such as problems with a facility where the API or drug product is manufactured or tested, a regulatory agency may impose restrictions on that product and/or the manufacturer, including removal of specific product lots from the market, withdrawal of the product from the market, suspension of manufacturing or suspension of clinical trials using the same manufacturing materials. Sponsors of drugs approved under FDA accelerated approval provisions also are required to submit to the FDA, at least 30 days before initial use, all promotional materials intended for use after the first 120 days following marketing approval. If we or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Our ability to successfully maintain and/or increase sales of our products in the U.S. depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. Third party payors are increasingly challenging the effectiveness of, and the prices charged for medical products and services. We may not be able to obtain or maintain adequate third-party coverage or reimbursement for our products, and/or we may be required to provide discounts or rebates on our products in order to obtain or maintain adequate coverage.

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

The U.S. government and individual states continue to aggressively pursue healthcare reform, which includes ongoing attempts to manage utilization as well as control and/or lower the cost of prescription drugs and biologics. See “Item 1. Business – Government Regulation – U.S. Healthcare and Other Reform” There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid and private insurance healthcare costs, including proposed or implemented reforms involving price controls, waivers from Medicaid drug rebate law requirements, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and implementing new requirements for, or eliminating caps on, rebates paid on products under government healthcare programs. We anticipate that the Trump Administration and Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs, and specifically prescription drug costs. These cost containment measures may include, among other possible actions, implementation or modification of:

•
controls on government funded reimbursement for drugs;
•
mandatory discount requirements under certain government sponsored programs;
•
caps on drug reimbursement under commercial insurance;
•
challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;
•
reform of drug importation laws;
•
delegation of decision making to state Medicaid agencies and waiver of coverage and reimbursement requirements;
•
mechanisms utilized by managed care organizations to control utilization of drugs and other health care;
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

Additionally, in its 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the “Chevron doctrine,” which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and other federal agencies where the law is ambiguous. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA and the CMS, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the US or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our gene therapy product candidates or demand ELEVIDYS or any other products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including death, and other gene therapy trials have failed to demonstrate efficacy. Lack of efficacy and/or serious adverse events related to clinical trials we, our strategic partners or other companies conduct, even if such adverse events are not ultimately attributable to the relevant product candidates or products, and/or failed commercialization of gene therapy products may result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

We may not be able to expand the global footprint of our products outside of the U.S.

In addition to receiving accelerated approval in the U.S., EXONDYS 51 has been approved for marketing in Israel, Libya, Kuwait, and Georgia, AMONDYS 45 in Libya and Kuwait, and VYONDYS 53 in Libya and Kuwait. We may not receive approval to commercialize these products in additional countries. Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the U.S. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps.

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

We established a global EAP for our products in some countries where these products currently have not been approved. While we generate revenue from the distribution of these products through our EAP, we cannot predict whether historical revenues from this program will continue, whether we will be able to continue to distribute our products through our EAP, or whether revenues will exceed revenues historically generated from sales through our EAP. Reimbursement of aforementioned products through our EAPs may cease to be available if authorization for an EAP expires or is terminated. For example, healthcare providers in EAP jurisdictions may not be convinced that their patients benefit sufficiently from our products or alternatively, may prefer to wait until such time as our products are approved by a regulatory authority in their country before prescribing any of our products. Even if a healthcare provider is interested in obtaining access to our products for its patient through the EAP, the patient may not be able to obtain access to our products if funding for the drug is not secured. Also geo-political changes and challenges might negatively impinge upon future revenue generated through our EAP.

Our business and financial results have not yet been materially adversely affected by the ongoing conflict between Russia and Ukraine, or the conflict in the Middle-East. However, access to and reimbursement for patients in those regions through our EAP and consequently, our ability to generate revenue from sales of our products in Russia, Ukraine or the Middle East may be adversely affected in the future. The US and other nations have raised the possibility of sanctions on companies that do business with Russia or its allies, including Belarus. We also may be adversely impacted by sanctions imposed on third parties with which we do business, such as third-party distributors and service providers of our EAP.

Any failure to maintain revenues from sales of our products through our EAP and/or to generate revenues from commercial sales of these products exceeding historical sales due to geo-political challenges like those potentially resulting from the ongoing conflict between Russia and Ukraine or the instability in the Middle-East, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Due to the nature of our products and product candidate pipeline, in addition to NCE exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position. If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater. While orphan status for any of our products, if granted or maintained, would provide market exclusivity for the time periods specified above upon approval, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status (e.g., seven years in the U.S.). For example, the exclusivity period for EXONDYS 51 ended in September 2023. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. A decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. While the FDA has since taken the position that it will continue to apply orphan drug exclusivity only on the basis of the specific indication, the Supreme Court’s recent decision in 2024 in Loper Bright Enterprises v. Raimondo has the potential to impact how the Agency applies the Catalyst decision. Our ability to obtain or seek to work around orphan exclusivity, as well as our ability to retain orphan exclusivity that the FDA previously has recognized for our products, may be impacted depending on how the Catalyst decision is ultimately implemented. Legislation has been introduced to amend the Orphan Drug Act in a way that may prevent these effects of the Catalyst decision, but it is unclear if or when such legislation could be enacted.

In addition, we may face risks with maintaining regulatory exclusivities for our products, and our protection may be circumvented, even if maintained. For instance, orphan drug exclusivity in the U.S. may be rescinded if (i) an alternative, competing product demonstrates clinical superiority to our product with orphan exclusivity; or (ii) we are unable to assure the availability of sufficient quantities of our orphan products to meet the needs of patients. Moreover, competitors may receive approval of different drugs or biologics for indications for which our prior approved orphan products have exclusivity. In Europe, the granted orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established, in respect of the medicinal product concerned, that the criteria for orphan designation are no longer met, among other things, where it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. The granted market exclusivity may also be ineffective against a similar medicinal product where the originator is unable to supply sufficient quantities of the medicinal product or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug. The scope of the orphan drug exclusivity in Europe may be modified after grant of the market authorization of the orphan product (e.g., the approved therapeutic indication based on the benefit-risk assessment is narrower than or a subset of the designated orphan indication). Where the therapeutic indication being sought for approval does not fall within the scope of the designated orphan condition, a request should be sought for the designation decision to be amended. An amendment is possible only if the new condition differs slightly from that designated previously.

Thus, other companies may have received, or could receive, approval to market a product candidate that is granted orphan drug exclusivity for the same drug or similar drug and same orphan indication as any of our product candidates for which we plan to file an NDA, BLA or MAA. If that were to happen, our prior approved orphan products may face competition and any pending NDA, BLA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable. For example, in September 2021, the FDA issued guidance concerning its position on interpreting when gene therapy products would be considered the “same” or “different” for purposes of orphan drug exclusivity. The guidance states that if two gene therapy products have or use different vectors, the FDA generally intends to consider them to be “different” drugs. Further, according to the guidance, the FDA generally intends to consider vectors from the same viral group (e.g., AAV2 vs. AAV5) to be different, when the differences between the vectors impact factors such as tropism, immune response avoidance, or potential insertional mutagenesis. However, there is considerable uncertainty as to the interpretation of these guidelines. As illustrated by this guidance, orphan drug exclusivity as applied to gene therapy products is an evolving area subject to change and interpretation by the FDA and therefore, we cannot be certain as to how the FDA will apply those rules to ELEVIDYS or our gene therapy product candidates. Similarly, pursuant to the 2018 Commission Regulation, two gene therapy medicinal products are not considered similar when there are differences in the therapeutic sequence, viral vector, transfer system, regulatory sequences or manufacturing technology that significantly affect the biological characteristics and/or biological activity relevant for the intended therapeutic effect and/or safety attributes of the product.

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

The patient population suffering from Duchenne, LGMDs, CMT 1A, FSHD and DM1 is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected.

Duchenne, LGMD, and CMT 1A are rare, fatal genetic disorders. FSHD is a rare neuromuscular disease with an estimated U.S. prevalent population of approximately 13,000. DM1 is also a rare neuromuscular disease with an estimated U.S. prevalent population of approximately 30,000. Duchenne affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon 51 skipping, up to 8% are estimated to be amenable to exon 53 skipping and up to 8% are estimated to be amenable to exon 45 skipping. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. CMT is a group of peripheral nerve disorders affecting approximately one in every 2,500 individuals. CMT type 1A affects approximately 50,000 patients in the U.S. Our estimates of the size of these patient populations are based on a limited number of published studies as well as internal analyses. Various factors may decrease the market size of our products and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our products and product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to maintain profitability.

We face intense competition and rapid technological change, which may result in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change, including the use of artificial intelligence ("AI"). We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed:

(i) exon skipping product candidates, such as Wave (targeting various exons, including 53 and 51), Nippon Shinyaku (targeting various exons, including 51 and 45, and notably for exon 53 for which it has received accelerated FDA approval for its product Viltepso (viltolarsen)), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, PepGen (notably for exon 51), SQY Therapeutics and BioMarin (BMN-351 for exon 51), Entrada;

(ii) gene therapies, such as Genethon and Solid (also in partnership with Ultragenyx), and Regenxbio;

(iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), GenAssist, CRISPR Therapeutics, and Precision Biosciences;

(iv) other disease modifying approaches, such as PTC Therapeutics and Satellos, which has a small molecule candidate, ataluren, that targets nonsense mutations; and

(v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed including but not limited to, Santhera (Reveragen), Fibrogen, Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Italfarmaco (approved product Givinostat), Dystrogen and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin is conducting clinical trials for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it is conducting clinical trials for its exon 53 oligonucleotide, WVE-N531.

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

We have entered into multiple collaborations and strategic transactions and may seek or engage in future strategic collaborations, alliances, acquisitions or licensing agreements or other relationships that complement or expand our business. We may not be able to complete such transactions, and such transactions, if executed, may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

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

We have entered into multiple collaborations, including with Roche, Arrowhead, Nationwide, Duke University, Dyno Therapeutics, and Hansa Biopharma. We may not realize the anticipated benefits of such collaborations, and the anticipated benefits of any future collaborations or strategic relationships, each of which involves numerous risks, including:

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

For example, we will have limited influence and control over the development and commercialization activities of Roche in the territories in which it leads development and commercialization of ELEVIDYS, and if the exclusive option is exercised, in the territories in which it may lead commercialization of certain other products or product candidates. Roche’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in the U.S. Failure by Roche to meet its obligations under the Roche Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Roche to commercialize any products for which we obtain regulatory approval, we will receive less revenues than if we commercialized these products ourselves.

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

We, or our strategic partners, may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete clinical trials within the expected timeframe. Patient enrollment can be impacted by factors including, but not limited to:

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

In particular, each of the conditions for which we plan to evaluate our product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because newborn screening for these diseases is not widely adopted, and it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, pandemics and other national or regional health emergencies may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact enrollment in our clinical trials.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business and on our ability to maintain our accelerated approval in the U.S.

Failures or delays in the commencement or completion of ongoing and planned clinical trials of our product candidates could negatively impact commercialization efforts; result in increased costs; and delay, prevent or limit our ability to gain regulatory approval of product candidates and to generate revenues and continue our business.

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting a marketing application to the regulatory agencies and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials, or those with our strategic partners, will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results is often delayed or prevented for a number of reasons, including, among others:

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
•
negotiate contracts and other related documents with clinical trial parties and institutional review boards, such as informed consents, CRO agreements and site agreements, which can be subject to extensive negotiations that could cause significant delays in the clinical trial process, with terms possibly varying significantly among different trial sites and CROs and possibly subjecting us to various risks;
•
inadequate quantity or quality of supplies of a product candidate or other materials necessary to conduct clinical trials, for example as a result of delays in defining and implementing the manufacturing process for materials used in pivotal trials or for the manufacture of larger quantities or other delays or issues arising in the manufacturing of sufficient supply of finished drug product;
•
difficulties obtaining IRB approval, and equivalent (Ethics Committees or ECs) approval for sites outside the U.S., to conduct a clinical trial at a prospective site or sites;
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

Any inability to complete successfully pre-clinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties, as well as our ability to maintain our accelerated approvals. In addition, manufacturing or formulation changes to our product candidates often require additional studies to demonstrate comparability of the modified product candidates to earlier versions. Clinical study delays also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which impairs our ability to successfully commercialize our product candidates and harms our business and results of operations.

Clinical development is lengthy and uncertain. Clinical trials of our product candidates may be delayed, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our business.

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
•
pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many product candidates believed to have performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval; and
•
regulators may elect to impose a clinical hold, or we or our investigators, IRBs, or ethics committees may elect to suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable benefit risk ratio. For example, in the past, we have received clinical holds from the FDA. Although these holds have generally not materially affected our development timelines, there is no assurance that any future hold would not have a material adverse effect. A clinical hold, or any of the above factors, may be out of our control and could materially impair our development timelines, expenses and results of operations.

Results from pre-clinical and early‑stage clinical trials may not be indicative of safety or efficacy in late‑stage clinical trials, and pre-clinical and clinical trials may fail to demonstrate acceptable levels of safety, efficacy, and quality of our product candidates, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials, including those with our strategic partners, of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. For example, although we believe the data for SRP-9003 collected to date are positive, the additional data we collect may not be consistent with the pre-clinical and/or early clinical data or show a safe benefit that warrants further development or pursuit of a regulatory approval.

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, recent announcements for SRP-9003 include: in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

If there are significant delays in obtaining, or if we are unable to obtain or maintain required regulatory approvals, we will not be able to commercialize our product candidates in a timely manner or at all.

The research, testing, manufacturing, labeling, approval, commercialization, marketing, selling and distribution of drug products are subject to extensive regulation by applicable local, regional and national regulatory authorities and regulations may differ from jurisdiction to jurisdiction. In the U.S., approvals and oversight from federal (e.g., the FDA), state and other regulatory authorities are required for these activities. Sale and marketing of our product candidates in the U.S. or other countries is not permitted until we obtain the required approvals from the applicable regulatory authorities. Of the large number of drugs in development in the biopharmaceutical industry, only a small percentage result in the submission of a marketing application to the FDA or an MAA to the EMA (or NCA of an EU member state) and even fewer are approved for commercialization.

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

Any failure on our part to respond to these requirements in a timely and satisfactory manner could significantly delay or negatively impact confirmatory study timelines and/or the development plans we have for PMO, gene therapy-based product candidates or other product candidates. Responding to requests from regulators and meeting requirements for clinical trials, submissions and approvals may require substantial personnel, financial or other resources, which, as a small biopharmaceutical company, we may not be able to obtain in a timely manner or at all. In addition, our ability to respond to requests from regulatory authorities that involve our agents, third party vendors and associates may be complicated by our own limitations and those of the parties we work with. It may be difficult or impossible for us to conform to regulatory guidance or successfully execute our product development plans in response to regulatory guidance, including guidance related to clinical trial design with respect to any NDA, BLA or MAA submissions.

Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Disruptions at regulatory agencies that are unrelated to our products and product candidates could delay the review and approval of our products, which could adversely affect our business. For example, changes in government, the ability to hire and retain key personnel and statutory and regulatory changes could result in delays. In addition, government funding of regulatory, government agencies, and programs on which our operations may rely is subject to the impacts of political events, which are inherently unpredictable and fluid. Further, additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval.

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

We are investing significant resources in the development of novel gene therapy product candidates. Only a few gene therapy products have been approved in the U.S. and the EU. If we are unable to show the safety and efficacy of these product candidates, experience delays in doing so or are unable to successfully commercialize at least one of these drugs, our business would be materially harmed.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (the “NIH”). The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. For example, on January 28, 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These final guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. The FDA also issued a new guidance document in September 2021 describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity, as well as a final guidance document in January 2024 on human gene therapy product incorporating human genome editing. The FDA also issued a draft guidance in December 2023 that provides recommendations for developing a potency assurance strategy for gene therapy products. In addition, the FDA can put an IND on hold if the information in an IND is not sufficient to assess the risks in pediatric patients.

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

We may seek fast track, breakthrough therapy designation, RMAT designation, PRIME scheme access or priority review designation for our product candidates if supported by the results of clinical trials. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A RMAT designation is designed to accelerate approval for regenerative advanced therapies such as our gene therapy product candidates. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. PRIME is a scheme built on the existing regulatory framework and tools already available such as scientific advice and accelerated assessment administered by the EMA to enhance support for the development of medicines that are considered of major public health interest, in particular from the viewpoint of therapeutic innovation to address an unmet medical need. By engaging with medicine developers early on, PRIME aims at improving scientific evidence-generation so that the data generated are suitable for evaluating a marketing-authorization application. Once admitted to the PRIME scheme, the sponsor will benefit from scientific and regulatory advice on the overall development plan and at major milestones, with an opportunity to involve stakeholders such as health technology bodies responsible for determining adoption of new treatment methods in the EU national health systems. PRIME-designated medicinal products may be eligible for accelerated assessment where the centralized assessment timeframe for 210 days, not counting procedural clock stops, can be reduced to 150 days.

For drugs and biologics that have been designated as fast track products or breakthrough therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs with fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review. This application validation period typically adds approximately two months to the timeline for review and decision from the date of submission. RMAT designations will accelerate approval and will include all the benefits of fast track and breakthrough therapy designations, including early interactions with the FDA, but the exact mechanisms have not yet been announced by the FDA.

Designation as a fast track product, breakthrough therapy, RMAT, PRIME, or priority review product is within the discretion of the regulatory agency. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a fast track product, breakthrough therapy, RMAT, PRIME, or priority review product, the FDA or the EMA may disagree and instead determine not to make such designation. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure ultimate marketing approval by the relevant agency. In addition, regarding fast track products and breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification as either a fast track product, RMAT, or a breakthrough therapy or, for priority review products, decide that period for FDA review or approval will not be shortened.

Even though our products are PRIME designated, the EMA may not accept that our products are eligible for expedited assessment. The EMA may decide to return to the standard assessment timeframe of 210 days if an application initially granted accelerated assessment does not meet the criteria for accelerated assessment.

We may not be able to advance all of our programs, and we may use our financial and human resources to pursue particular programs and fail to capitalize on programs that may be more profitable or for which there is a greater likelihood of success.

Our pipeline includes programs in various stages of development for a broad range of diseases and disorders. We plan to expand our pipeline through internal research and development and through strategic transactions. Because we have limited resources, we may not be able to advance all of our programs. We may also forego or delay pursuit of opportunities with certain programs or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We rely on third parties to conduct some aspects of our early-stage research and pre-clinical and clinical development. The inadequate performance by or loss of any of these third parties could affect the development and commercialization of our product candidate development.

We have relied upon, and plan to continue to rely upon, third parties to conduct some aspects of our early-stage research and pre-clinical and clinical development with respect to certain of our product candidates, including our follow-on exon-skipping product candidates, gene therapy and gene editing product candidates. Our third-party collaborators may not commit sufficient resources or adequately develop our programs for these candidates. If our third-party collaborators fail to commit sufficient resources to any of our product candidates or to carry out their contractual duties or obligations, our programs related to any particular product candidate could be delayed, terminated, or unsuccessful. Furthermore, if we fail to make required payments to these third-party collaborators, including up-front, milestone, reimbursement or royalty payments, or to observe other obligations in our agreements with them, these third parties may not be required to perform their obligations under our respective agreements with them and may have the right to terminate such agreements. In addition, if our strategic partners experience regulatory delays for the development of their clinical product candidates, including clinical holds, our opportunities to commercialize products may be delayed.

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

Some of the third parties we rely for early-stage research and pre-clinical development are located in China. There has been increased governmental focus in the U.S. on the role of Chinese companies in the life sciences industry. This focus has included U.S. legislative proposals, such as the proposed BIOSECURE Act, which is pending before the U.S. Senate. If enacted, the BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract with the government. If adopted, the BIOSECURE Act could cause us to seek to exit some or all of our arrangements with China-based service providers determined to be “biotechnology companies of concern” and transition these services to alternative companies.

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

In addition, the process for adding new manufacturing capacity is lengthy and often causes delays in development efforts. Any interruption of the development or operation of those facilities due to, among other reasons, events such as a future pandemic, order delays for equipment or materials, equipment malfunctions, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters, such as earthquakes or fires, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in supply of our products, product candidates or materials. Any delay or interruption in the supply of finished products could hinder our ability to distribute our products to meet commercial demand or execute our commercialization plans on the timing that we expect, which could result in the loss of potential revenues, adversely affect our ability to gain market acceptance, or otherwise adversely affect our business, financial condition and prospects.

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

We also rely on a third party to design, manufacture, obtain and maintain regulatory approval for necessary diagnostic tests for ELEVIDYS. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the necessary diagnostic tests could harm our business, possibly materially.

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

Our contract manufacturers are required to produce our materials, APIs and drug products under cGMP. We and our contract manufacturers are subject to periodic inspections by the FDA, the EMA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. In addition, before we can begin to commercially manufacture our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA, which includes a review of the manufacturing process and facility. A manufacturing authorization also must be obtained from the appropriate EU regulatory authorities and may be required by other foreign regulatory authorities. The timeframe required to obtain such approval or authorization is uncertain. In order to obtain approval, we need to demonstrate that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. In complying with cGMP, we are obligated to expend time, money and effort in production, record keeping and quality control to seek to assure that the product meets applicable specifications and other requirements.

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

Our focus remains on optimizing manufacturing, including for our product candidates, gene therapy and other programs. We may not be able to successfully increase manufacturing capacity for the production of materials, APIs and drug products, whether in collaboration with third party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements, in a cost-effective manner, in a time frame required to meet our timeline for commercialization, clinical trials and other business plans, or at all.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. This uncertainty is heightened for our PMO-based products and product candidates and gene therapy-based products and product candidates for which there has not been a significant number of patent litigations involving such technologies. Congress periodically considers changes to patent law, and that such changes could have adverse effects. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. The USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain.

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

Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

We may collect, use, transfer, or otherwise process proprietary, confidential, and sensitive information, including personal information and health-related data, which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, and industry standards. Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, HIPAA, as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. In some states, such as California and Washington, state privacy laws are even more protective than HIPAA. For example, the CCPA, regulates companies’ use and disclosure of the personal information of California residents and grants California residents several rights with respect to their personal information. The CCPA also provides for civil penalties for violations, including statutory fines for noncompliance, as well as a limited private right of action in connection with certain data breaches, and establishes a new regulatory agency to implement and enforce the law. In addition, almost 20 other states have now passed comprehensive privacy laws that have taken effect or will come into effect at various times over the next few years. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. State laws are changing rapidly and there is ongoing discussion in Congress of a new federal data protection and privacy law to which we may be subject. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the GDPR, which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the UK GDPR, also apply to some of our operations. The GDPR and UK GDPR increase our obligations with respect to clinical trials conducted in the member states of the EEA and the UK by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR and the UK GDPR increase the scrutiny that clinical trial sites located in the EEA and the UK should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. The GDPR and the UK GDPR impose substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million Euros (£17.5 million in the UK), whichever is greater, and they also confer a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives is a rigorous and time-intensive process that requires review and updates that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European and UK activities. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Failure to comply with federal, state and international data protection laws and regulations could result in government investigations and/or enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity and could negatively affect our business, financial condition and results of operations.

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

We participate in the Medicaid Drug Rebate Program, the Public Health Services (“PHS”) 340B drug pricing program, the U.S. Department of Veterans Affairs, Federal Supply Schedule pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain drug products to the Medicare program. Compliance is challenging. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time.

Requirements are subject to challenge and change. For instance, the PHS 340B drug pricing program continues to be subject to legal and regulatory activity, including litigation, at the federal and state levels, and any related developments could alert the scope of the program and our obligation to offer discounts. Continued expansion of the PHS 340B drug pricing program and growth of entities claiming entitlement to 340B pricing, including in ways that may be inconsistent with the statutory scheme, could impact our revenue. Changes to the calculation of rebates under the Medicaid program could increase our Medicaid rebate obligations and decrease the prices charged to 340B covered entities. On September 20, 2024, CMS issued a final rule specifying penalties for misclassification of drugs, and otherwise altering manufacturer obligations, under the Medicaid Drug Rebate Program.

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

Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged certain customers more than the statutorily mandated ceiling price. The CMS also could decide to terminate our Medicaid Drug Rebate agreement. Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results.

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

We have generated net operating loss and tax credit carryforwards in certain historical periods as we pursued our business strategy. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to January 1, 2018. In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets (including R&D tax credits) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such “ownership change.” Such limitations may result in expiration of a portion of the net operating loss carryforwards incurred prior to 2018 before utilization and may be substantial. If such change has occurred or does occur, the tax benefits related to the net operating loss carryforwards and certain other tax assets may be limited or lost. Moreover, proposed U.S. Treasury Regulations promulgated under Section 382 of the Code could, if finalized, significantly impact a corporation’s ability to use its pre-change net operating loss carryforwards or other attributes following an ownership change. Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we estimated or than would have otherwise been required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes. At the state level, there may also be periods during which the use of net operating loss carryforwards or other attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. These net operating losses have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits.

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

In addition, many of the jurisdictions in which we operate have or are expected to adopt changes to tax laws as a result of the Base Erosion and Profit Shifting final proposals from the Organization for Economic Co-operation and Development and specific country anti-avoidance initiatives. In addition, the current proposal of the BMT may result in increases in tax imposed by non-U.S. jurisdictions. Such tax law changes and anti-avoidance initiatives increase uncertainty and may adversely affect our tax provision, cash tax liability and effective tax rate. The impact to the Company was not material in 2024 and the Company does not expect the impact to be material in future periods but will continue to monitor and evaluate new legislation and guidance.

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

Turnover rates of key employees have varied substantially in recent years. Over the last few years, we have had several executive management changes. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Risks Related to our Financial Condition and Capital Requirements

We have previously incurred operating losses and we may not maintain profitability.

While we generated an operating income of $218.1 million for the year ended December 31, 2024, our accumulated deficit to date was $4.2 billion. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict our ability to continue to generate profitability or the extent of it.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

On February 13, 2025, we entered into a $600.0 million revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, and Sarepta Therapeutics Investments, Inc., a Delaware corporation and wholly owned subsidiary, which we refer to as the “Credit Agreement”. To the extent we draw amounts under the Credit Agreement in the future, our payment obligations under the Credit Agreement may reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness incurred under the Credit Agreement bears interest at a variable rate, which would make us vulnerable to increases in interest rates. If interest rates increase, we would be required to pay additional interest on any indebtedness incurred under the Credit Agreement, which would further reduce cash available for our other business needs. We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under or refinance any indebtedness outstanding under the Credit Agreement, which is repayable on the maturity date, February 13, 2030.

Our obligations under the Credit Agreement are secured by substantially all of our assets and the assets of certain wholly owned material subsidiaries, subject to certain customary exceptions and exclusions. The security interest granted over our assets could limit our ability to obtain additional debt financing. In addition, the Credit Agreement contains financial covenants that are tested on the last day of each of the Company’s fiscal quarters. These financial covenants include a (x) maximum secured net leverage ratio of 3.5:1.0, subject to a 4.0:1.0 covenant holiday following certain permitted acquisitions or permitted collaborations, and (y) minimum consolidated interest coverage ratio of 2.5:1.0. Failure to comply with the covenants in the Credit Agreement, including the financial covenants, could result in the acceleration of our obligations under the Credit Agreement. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, JPMorgan Chase Bank, N.A. may terminate the commitments under the Credit Agreement and declare all or any portion of the outstanding principal amount of the loans plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the loans plus accrued and unpaid interest will automatically become due and payable. If such acceleration were to occur, it would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Any outstanding indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt, fewer operational restrictions or better debt servicing options.

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

Our consolidated financial statements and condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (the “U.S. GAAP”) The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. Such estimates and judgments include revenue recognition, inventory, valuation of stock-based awards, research and development expenses and income tax. We base our estimates on historical experience, facts and circumstances known to us and on various other assumptions that we believe to be reasonable under the circumstances. We cannot provide assurances, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. If this is the case, we may be required to restate our consolidated financial statements or condensed consolidated financial statements, which could, in turn, subject us to securities class action litigation.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last 12 months, as of the date of this report, our stock has increased as much as 30% in a single day or decreased as much as 8% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Our revenues and operating results could fluctuate significantly, which may adversely affect our stock price and our ability to maintain profitability.

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
•
changes in estimates or potential asset impairments;
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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of December 31, 2024, there were approximately 96.9 million shares of common stock outstanding and outstanding awards to purchase 11.6 million shares of common stock under various incentive stock plans. Additionally, as of December 31, 2024, there were approximately 3.4 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.2 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.0 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

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

Risks Related to Our Convertible Senior Notes

Servicing our 1.25% notes due 2027 (the “Notes”) requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us, as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of Notes issued to the Michael A. Chambers Living Trust in a private placement. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

General Risks

Unfavorable and uncertain global economic conditions could harm our business, financial condition or results of operations.

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including the impact of increased interest rates and inflation (such as the recent rise in inflation in the US), could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. Significant uncertainty regarding general political and geopolitical conditions, as well as the stability of financial markets related to any future changes in policies, could adversely impact our business. In addition, a weak or declining economy could strain our manufacturers, possibly resulting in manufacturing disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

We may be subject to product liability claims and our insurance may not be adequate to cover damages.

The current and future use of our product candidates by us and our collaborators in clinical trials, EAPs, the sale of our products, or the use of our products under emergency use vehicles may expose us to liability claims inherent to the manufacture, clinical testing, marketing and sale of medical products. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our collaborators or others selling such products. Regardless of merit or eventual outcome, we may experience financial losses in the future due to such product liability claims. We have obtained commercial general liability insurance coverage for our clinical trials and the sale of commercial products. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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
•
the far-reaching anti-bribery and anti-corruption legislation in the UK, including the UK Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;
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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of the patients using our commercially approved products, clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Our ongoing operating activities also depend on functioning computer systems. Cyberattacks have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards. Our security measures may be insufficient, and our information technology and infrastructure, as well as that of our vendors, contractors, and other third-party partners who process information on our behalf or have access to our systems, may be susceptible to security incidents, disruptions, cyberattacks, ransomware, breaches, viruses, phishing attacks and other forms of social engineering, denial-of-service attacks, third-party or employee theft or misuse and other negligent actions. Any such breach could result in a material compromise of our networks, and the information stored there could be accessed, publicly disclosed, lost, stolen, or rendered, permanently or temporarily, inaccessible. Any perceived or actual unauthorized or inadvertent disclosure of personal or other confidential information, cyberattack, or other breach or theft of information could have a material impact on our business, operations or financial results. Any such access, disclosure or other loss of information, including our data being breached at third party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business.

We may incur substantial costs in connection with litigation and other disputes.

In the ordinary course of business we may, and in some cases have, become involved in lawsuits and other disputes such as securities claims, intellectual property challenges, including interferences declared by the USPTO, contractual disputes, and employee matters. We may expend significant amounts of money and company resources in connection with these disputes and it is possible that we may not prevail in claims made against us in such disputes. The outcome of such lawsuits and disputes is inherently uncertain and may have a negative impact on our business, financial condition and results of operations.

The increasing use of social media platforms and artificial intelligence tools presents new risks and challenges.

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

Additionally, AI tools are increasingly being used in our industry. We are evaluating, and will continue to evaluate, the use of AI tools throughout our organization. There are risks involved in developing and using AI in our operations, including related to enhanced governmental or regulatory scrutiny and our development and use of AI may not be beneficial to our business, including the development of our product candidates or our profitability or efficiency.

In addition, any misuse of social media or AI may result in inappropriate disclosure of sensitive information or cause reputational harm, give rise to liability, lead to the loss of trade secrets and other IP, or lead to other consequences. If any of these events described above were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

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

We have developed and implemented a cybersecurity risk management program intended to protect the Confidentiality, Integrity, and Availability (“CIA”) of our critical systems and information.

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

Oversight

The Audit Committee oversees our information technology systems and related cybersecurity program. Our cybersecurity program is managed by our dedicated Chief Information Security Officer (the “CISO”), reporting directly to the Company’s Chief Information Officer (the “CIO”), whose team is responsible for leading the Company’s cybersecurity policies and procedures.

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

Item 2. Properties.

A description of the facilities we own and/or occupy is included in the following table. We believe that our current facilities in Cambridge, Andover, Burlington and Bedford, Massachusetts, Columbus, Ohio and Durham, North Carolina are suitable and will provide sufficient capacity to meet the projected needs of our business for the next 12 months. Except as noted below, all of our properties are currently being used in the operation of our business.

Location of Property	Square Footage	Lease Expiration Date	Purpose	Other Information
215 First Street, Cambridge, MA - 1st & 2nd Floor	32,314	September 2025	Laboratory and office space	Corporate headquarters
215 First Street, Cambridge, MA - 4th Floor & Basement	79,048	May 2031	Laboratory and office space	Corporate headquarters
600 Federal Street, Andover, MA	11,832	December 2026	Laboratory and office space	Laboratory and office space
100 Federal Street, Andover, MA	65,589	N/A- facility is owned	Laboratory and office space	Primarily laboratory space
300 Federal Street, Andover, MA	23,102	December 2025	Office space	Office space
55 Network Drive, Burlington, MA	44,740	June 2025	Laboratory and office space	Primarily laboratory space
50-52 Crosby Drive, Bedford, MA	288,000	January 2038	Laboratory and office space	Primarily laboratory space
3435 Stelzer Road, Columbus, OH	151,661	December 2036	Laboratory and office space	Primarily laboratory space
701 West Main Street, Suite 102, Durham, NC	4,346	March 2025	Laboratory and office space	Primarily laboratory space
701 West Main Street, Suite Lab 2806 & 2802, Durham, NC	840	March 2025	Laboratory and office space	Primarily laboratory space

Item 3. Legal Proceedings.

For material legal proceedings, please read Note 22, Commitments and Contingencies - Litigation to our consolidated financial statements included in this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the same symbol “SRPT”.

Holders

As of February 24, 2025, we had 144 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in 2024, 2023 or 2022. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index. This graph assumes an investment of $100 after the market closed December 31, 2019 in each of our common stock, the NASDAQ Composite Index, NASDAQ Biotechnology Index and the NYSE ARCA Biotechnology Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

This section discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 have been excluded from this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

We commercialized four products that have been approved by the FDA:

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
•
ELEVIDYS (delandistrogene moxeparvovec-rokl), approved by the FDA on June 20, 2024, is an AAV-based gene therapy for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is also approved for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA on June 22, 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

We are in the process of conducting various clinical trials for our approved products, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of these products.

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMD. The most advanced of our LGMD product candidates, SRP-9003, aims to treat LGMD2E, also known as beta-sarcoglycanopathy, a severe and debilitating form of LGMD characterized by progressive muscle fiber loss, inflammation and muscle fiber replacement with fat and fibrotic tissue. SRP-9003 is designed to transfect a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. SRP-9003 has generated positive pre-clinical safety and efficacy data utilizing the AAVrh.74 vector, the same vector used in our SRP-9001 gene therapy program. A Phase 1/2a trial of SRP-9003 commenced in the fourth quarter of 2018. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. In December 2024, we announced that we had completed enrollment and dosing in EMERGENE (Study SRP-9003-301), a Phase 3 clinical trial of SRP-9003 (bidridistrogene xeboparvovec).

Our pipeline includes programs in various stages of pre-clinical and clinical development, reflecting our multifaceted approach and expertise in precision genetic medicine to make a profound difference in the lives of patients suffering from rare diseases.

We have developed proprietary state-of-the-art CMC and manufacturing capabilities that allow synthesis and purification of our products and product candidates to support both clinical development as well as commercialization. Our current main focus in manufacturing is to sustain large-scale production of our PMO-based therapies and optimizing manufacturing for gene therapy-based product candidates. We have entered into certain manufacturing and supply arrangements with third-party suppliers and will utilize these capabilities to support production of certain of our products and product candidates and their components. In 2017, we opened a facility in Andover, Massachusetts, which significantly enhanced our research and development manufacturing capabilities. However, we currently do not have internal large scale GMP manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•
inventory; and
•
income tax.

Inventory Valuation

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. We capitalize inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. EXONDYS 51, VYONDYS 53, AMONDYS 45 and ELEVIDYS inventory that may be used in clinical development programs is charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

We periodically analyze our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value based on assumptions about expected future demand and market conditions. Additionally, though our products are subject to strict quality control and monitoring, which we perform throughout the manufacturing processes, certain batches or units of product may not meet quality specifications. Expense incurred related to excess inventory, obsolete inventory, or inventories that do not meet our quality specifications is recorded as a component of cost of sales in the consolidated statements of comprehensive income (loss).

Income Tax

We follow the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the net deferred tax asset to zero when it is more likely than not that the net deferred tax asset will not be realized. As of December 31, 2024, we continued to maintain a full valuation allowance against all of our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions, based on management's evaluation of all available evidence, including our earnings history.

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

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for a further discussion of our critical accounting policies and estimates.

The following table sets forth selected consolidated statements of income (loss) data for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$1,787,960	$1,144,876	$643,084	56%
Collaboration and other	114,019	98,460	15,559	16%
Total revenues	1,901,979	1,243,336	658,643	53%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	319,099	150,343	168,756	112%
Research and development	804,522	877,387	(72,865)	(8)%
Selling, general and administrative	557,872	481,871	76,001	16%
Amortization of in-licensed rights	2,405	1,559	846	54%
Total cost and expenses	1,683,898	1,511,160	172,738	11%
Operating income (loss)	218,081	(267,824)	485,905	NM*
Other income (loss), net:
Other income, net	42,693	33,055	9,638	29%
Loss on debt extinguishment	—	(387,329)	387,329	(100)%
Gain from sale of Priority Review Voucher	—	102,000	(102,000)	(100)%
Total other income (loss), net	42,693	(252,274)	294,967	NM*

Income (loss) before income tax expense	260,774	(520,098)	780,872	NM*
Income tax expense	25,535	15,879	9,656	61%
Net income (loss)	$235,239	$(535,977)	$771,216	NM*

Earnings (loss) per share:
Basic	$2.47	$(5.80)	$8.27	NM*
Diluted	$2.34	$(5.80)	$8.14	NM*

* NM: not meaningful

Revenues

The following table summarizes the components of our net product revenues, by product, for the periods indicated:

	For the Year Ended December 31,
	2024	2023	Change	Change
	(in thousands)		$	%
PMO Products	$967,169	$944,520	$22,649	2%
ELEVIDYS	820,791	200,356	620,435	NM*
Products, net	$1,787,960	$1,144,876	$643,084	56%

* NM: not meaningful

Net product revenues for our products for 2024 increased by $643.1 million, or 56%, compared with 2023. The increase primarily reflects an increase in net product revenues of ELEVIDYS of $620.4 million in 2024 as a result of its initial FDA approval in June 2023 and subsequent expanded label approval in June 2024.

The following table summarizes the components of our collaboration and other revenues for the periods indicated:

	For the Year Ended December 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Contract manufacturing	$49,038	$9,216	$39,822	NM*
Amortization of performance obligations**	48,000	89,244	(41,244)	(46)%
Royalty revenue	16,981	—	16,981	NM*
Total collaboration and other	$114,019	$98,460	$15,559	16%

* NM: not meaningful

** Related to the recognition of previously deferred revenue under the Roche collaboration agreement as the Company satisfies its performance obligations under the contract. For more information, please read Note 3, License and Collaboration Agreements.

Collaboration and other revenues relate to our collaboration arrangement with Roche. For 2024 and 2023, we recognized $114.0 million and $98.5 million of collaboration and other revenues, respectively. In accordance with the Roche Agreement, the parties agreed to enter into a supply agreement in order for us to supply Roche with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S where Roche has received certain approvals for ELEVIDYS. We are eligible to receive royalties on these sales. While the Supply Agreement is in the process of being negotiated, we delivered batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. For 2024 and 2023, we recognized $49.0 million and $9.2 million of contract manufacturing revenue, respectively, which is related to these Roche shipments. In addition, we recognized $17.0 million of royalty revenue from sales of ELEVIDYS by Roche in 2024, with no similar activity for 2023. For 2024, we recognized $48.0 million in collaboration revenue related to Roche’s declined option to acquire the ex-US rights to a certain external, early-stage Duchenne development program, as compared to the $89.2 million in collaboration revenue in 2023 related to the amortization of the single, combined performance obligation under the Roche Agreement, which was fully amortized as of December 31, 2023. Please refer to Note 3, License and Collaboration Agreements for further discussion of the Roche Agreement.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of inventory costs that relate to sales of our products and the related overhead costs and royalty payments primarily to BioMarin and UWA for our PMO Products and to Nationwide for ELEVIDYS. Prior to receiving regulatory approval for our products, we expensed manufacturing and material costs as research and development expenses. For the PMO Products, all previously expensed manufacturing costs had been fully consumed prior to 2023. For ELEVIDYS sold in 2024, a portion of related manufacturing costs incurred had previously been expensed as research and development expenses. For ELEVIDYS sold in 2023, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Roche Agreement, would have been approximately $100.8 million and $33.9 million higher for 2024 and 2023, respectively.

The following table summarizes the components of our cost of sales (excluding amortization of in-licensed rights) for the periods indicated:

	For the Year Ended December 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$249,108	$108,988	$140,120	129%
Royalty payments	47,744	39,537	8,207	21%
Inventory costs related to products sold to Roche**	22,247	1,818	20,429	NM*
Total cost of sales (excluding amortization of in-licensed rights)	$319,099	$150,343	$168,756	112%

* NM: not meaningful

** See above for further details regarding product supply sold to Roche via contract manufacturing under the Roche Agreement.

The cost of sales (excluding amortization of in-licensed rights) for 2024 increased by $168.8 million, or 112%, compared with 2023. The change primarily reflects an increase in cost of sales related to ELEVIDYS due to an increase in demand following its initial FDA approval in June 2023 and subsequent expanded label approval in June 2024, as well as increases in the write-offs of certain batches of our products not meeting our quality specifications. For 2024 and 2023, we recognized $22.2 million and $1.8 million, respectively, of cost of sales related to products sold to Roche under the Roche Agreement.

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

The following table summarizes our research and development expenses, by project, for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	Change	Change
	(in thousands)		$	%
SRP-9001	$307,564	$282,207	$25,357	9%
LGMD platform	99,122	58,529	40,593	69%
Eteplirsen (exon 51)	70,213	90,829	(20,616)	(23)%
Other gene therapies	33,272	29,411	3,861	13%
PPMO platform	31,926	78,231	(46,305)	(59)%
Gene editing	14,853	12,177	2,676	22%
Casimersen (exon 45)	14,805	21,264	(6,459)	(30)%
Golodirsen (exon 53)	10,062	16,556	(6,494)	(39)%
Other projects	9,064	23,520	(14,456)	(61)%
Internal research and development expenses	339,321	370,677	(31,356)	(8)%
Roche collaboration reimbursement	(125,680)	(106,014)	(19,666)	19%
Total research and development expenses	$804,522	$877,387	$(72,865)	(8)%

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Manufacturing expenses*	$329,011	$345,826	$(16,815)	(5)%
Compensation and other personnel expenses	164,322	161,763	2,559	2%
Clinical trial expenses	163,565	187,289	(23,724)	(13)%
Facility- and technology-related expenses	90,697	87,307	3,390	4%
Stock-based compensation	74,010	82,489	(8,479)	(10)%
Professional services	30,640	26,749	3,891	15%
Pre-clinical expenses	6,359	11,838	(5,479)	(46)%
Research and other	71,598	80,140	(8,542)	(11)%
Roche collaboration reimbursement	(125,680)	(106,014)	(19,666)	19%
Total research and development expenses	$804,522	$877,387	$(72,865)	(8)%

*Beginning in 2024, we implemented an updated manufacturing absorption methodology that allocates the absorption of indirect manufacturing costs to their respective originating categories. Research and development expenses by category, specifically, manufacturing expenses, compensation and other personnel expenses, facility- and technology-related expenses and professional services, have been reclassified for 2023 for comparability. This reallocation has no impact on the total research and development expenses recognized.

Research and development expenses for 2024 decreased by $72.9 million, or 8%, compared with 2023. The decrease was primarily driven by the following:

•
$16.8 million decrease in manufacturing expenses primarily due to the capitalization of commercial batches of ELEVIDYS manufactured upon its approval in June 2023, a decrease in clinical batches for our PPMO platform as a result of our decision to discontinue our PPMO programs during 2024, partially offset by $91.9 million of costs associated with the termination of the development, commercial manufacturing and supply agreement (the “Thermo Agreement”) related to Brammer Bio MA, LLC, an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) in August 2024 and an increase in costs associated with our LGMD gene therapy programs. Please refer to Note 22, Commitments and Contingencies for further discussion of the Thermo Agreement;
•
$2.6 million increase in compensation and other personnel expenses primarily due to changes in headcount, partially offset by an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023;
•
$23.7 million decrease in clinical trial expenses primarily due to a decrease in activity for our PPMO platform and our decision to discontinue our PPMO programs in November 2024, as well as a ramp-down of the ESSENCE studies for AMONDYS 45 and VYONDYS 53;
•
$3.4 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts, partially offset by an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023;
•
$8.5 million decrease in stock-based compensation expense primarily due to an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023, partially offset by the achievement of performance conditions related to certain restricted stock units with performance conditions (“PSUs”) during 2024;
•
$3.9 million increase in professional services primarily due to an increase in reliance on third-party research and development contractors for clinical programs, partially offset by an increase in indirect manufacturing costs absorption offset as a result of ELEVIDYS approval in June 2023;
•
$5.5 million decrease in pre-clinical expenses primarily due to a decrease in activity in our PPMO platform and decision to discontinue our PPMO programs in November 2024;
•
$8.5 million decrease in research and other expenses primarily due to timing of achievement of certain up-front and milestone payments, partially offset by an increase in sponsored research with academic institutions during 2024; and
•
$19.7 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to reimbursable costs associated with the termination of the Thermo Agreement during 2024, with no similar activity during 2023. This was partially offset by a decrease in clinical supply costs due to timing for our SRP-9001 gene therapy programs.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Professional services	$183,505	$158,279	$25,226	16%
Compensation and other personnel expenses	171,508	157,317	14,191	9%
Stock-based compensation	110,290	100,025	10,265	10%
Facility- and technology-related expenses	50,903	44,090	6,813	15%
Other	43,093	23,031	20,062	87%
Roche collaboration reimbursement	(1,427)	(871)	(556)	64%
Total selling, general and administrative expenses	$557,872	$481,871	$76,001	16%

Selling, general and administrative expenses for 2024 increased by $76.0 million, or 16%, compared with 2023. The increase was primarily driven by the following:

•
$25.2 million increase in professional service expenses primarily related to ongoing litigation matters, our continuing expansion efforts and continuing efforts to commercialize ELEVIDYS;
•
$14.2 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$10.3 million increase in stock-based compensation expense primarily related to the achievement of performance conditions related to certain PSUs during the year ended December 31, 2024 and changes in headcount;
•
$6.8 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts; and
•
$20.1 million increase in other expenses primarily due to the timing of charitable contribution activity.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For 2024 and 2023, we recorded amortization of in-licensed rights of $2.4 million and $1.6 million, respectively.

Other income (expense), net

Other income (expense), net primarily consists of interest expense on our debt instruments, interest income on our cash, cash equivalents and investments, amortization of investment premium or accretion of investment discount, unrealized gain or loss from our investment in our strategic investments, the changes in the fair value of the derivative assets associated with the capped call options for our convertible senior notes due on November 15, 2024 (the “2024 Notes”) and the changes in the fair value of contingent consideration related to regulatory-related contingent payments meeting the definition of a derivative liability. Our cash equivalents and investments consist of money market funds, corporate bonds, government and government agency debt securities and certificates of deposit.

Other income, net for 2024 increased by approximately $9.6 million compared to 2023. The change is primarily due to the impairment of a strategic investment during 2023, with no similar activity during 2024. This change was partially offset by a decrease in interest income and accretion of investment discount, net as a result of lower interest rates and the investment mix of our investment portfolio and an increase in the fair value of derivatives, primarily related to contingent consideration.

Loss on debt extinguishment

On March 2, 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the outstanding 2024 Notes, which resulted in an exchange of $313.5 million in aggregate principal value of the 2024 Notes for approximately 4.5 million shares of our common stock (the “2024 Notes Exchange”). The exchange was not pursuant to the conversion privileges included in the terms of the debt at issuance and, therefore, was accounted for as a debt extinguishment, resulting in a recognition of an extinguishment loss of $387.3 million for 2023. There was no similar activity in 2024.

Gain from sale of Priority Review Voucher

In June 2023, we entered into an agreement to sell the rare pediatric disease Priority Review Voucher (“ELEVIDYS PRV”) we received from the FDA in connection with the approval of ELEVIDYS for consideration of $102.0 million, with no commission costs. The transaction was not subject to the conditions set forth under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and closed in June 2023. The net proceeds were recorded as a gain from sale of the ELEVIDYS PRV for 2023 as it did not have a carrying value at the time of the sale. There was no similar activity in 2024.

Income tax expense

Income tax expense for 2024 and 2023 was approximately $25.5 million and $15.9 million, respectively. Income tax expense for 2024 and 2023 relates to state, foreign and federal taxes for which available tax losses or credits were not available to offset. As of December 31, 2024, we continued to maintain a full valuation allowance against our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions. We continue to monitor the available evidence relative to recovery of our deferred tax assets and whether such evidence would be sufficient to conclude that it is more likely than not that such deferred tax assets may be partially or fully recoverable. If we were to remove our valuation allowance in part or full, any such adjustment could have a material impact on our effective tax rate in the applicable period and beyond. Refer to Note 18, Income Taxes for discussion of the key drivers impacting our effective tax rate.

Liquidity and Capital Resources

The following table summarizes our financial condition for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$1,103,010	$428,430	$674,580	157%
Short-term investments	251,782	1,247,820	(996,038)	(80)%
Non-current investments	133,163	—	133,163	NM*
Restricted cash	15,579	15,579	—	(—)%
Total cash, cash equivalents and investments	$1,503,534	$1,691,829	$(188,295)	(11)%

Borrowings:
Convertible debt	$1,137,124	$1,237,998	$(100,874)	(8)%
Total borrowings	$1,137,124	$1,237,998	$(100,874)	(8)%

Working capital
Current assets	$3,073,463	$2,579,331	$494,132	19%
Current liabilities	731,684	653,659	78,025	12%
Total working capital	$2,341,779	$1,925,672	$416,107	22%

For 2024 and 2023, our principal sources of liquidity were primarily derived from sales of our products, net proceeds from sale of the ELEVIDYS PRV, proceeds from the settlement of capped call options associated with the 2024 Notes (the “2017 Capped Calls”) and our collaboration arrangement with Roche. Our principal uses of cash are research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, business development transactions, settlement of long-term debt and other working capital requirements. Refer to Note 13, Indebtedness and Note 19, Leases for additional discussion of our outstanding indebtedness and material changes to our leasing obligations, respectively. The changes in our working capital primarily reflect the use of cash in operating activities, as well as an increase in inventory due to the capitalization of ELEVIDYS inventory after its approval in June 2023. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these consolidated financial statements were issued.

Beyond 2025, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of commercial products and potential future products;
•
the timing and costs associated with our expansion efforts;
•
the timing and costs associated with repurchases of our common stock under our $500.0 million share repurchase program, approved by our Board of Directors in November 2024 and effective for 18 months;
•
the timing and costs of building out our manufacturing capabilities;
•
the timing of payments related to our future inventory commitments and manufacturing obligations;

•
the timing and costs associated with our existing lease obligations and new obligations expected to be entered into in future years;
•
the timing and costs associated with our clinical trials and pre-clinical trials;
•
the attainment of milestones and our obligations to make milestone payments to Arrowhead, Myonexus's selling shareholders, BioMarin, Nationwide, UWA and other institutions;
•
obligations to holders of our 1.25% convertible senior notes due on September 15, 2027 (“2027 Notes”); and
•
the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under debt, lease, and manufacturing arrangements is provided in Note 13, Indebtedness, Note 19, Leases, Note 22, Commitments and Contingencies and Note 23, Subsequent event, respectively, to the consolidated financial statements. The following table summarizes our total obligations under debt, lease, and manufacturing arrangements:

	As of December 31, 2024
	Due in less than one year	Due in greater than one year	Total
	(in thousands)
Debt obligations (1)	$14,375	$1,178,750	$1,193,125
Lease obligations (2)	24,396	328,762	353,158
Manufacturing obligations (3)	943,067	293,434	1,236,501
Total obligations under debt, lease and manufacturing arrangements	$981,838	$1,800,946	$2,782,784

(1) Interest payments are included within the future debt obligations.

(2) Lease obligations only include real estate leases that had commenced prior to December 31, 2024.

(3) The leases embedded in a certain supply agreement are included in manufacturing obligations. The increase in short-term manufacturing commitments is primarily driven by ramp-up of ELEVIDYS manufacturing activities as a result of anticipated increase in demand.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $2.3 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Excluded from this metric are $10.3 billion of future development, regulatory and sales milestone payments associated with our license and collaboration agreement with Arrowhead, as the transaction had not closed as of December 31, 2024. When the license and collaboration agreement with Arrowhead became effective in February 2025, we paid Arrowhead an up-front payment of $500.0 million and invested $325.0 million in Arrowhead's common stock at a premium to the valuation on the closing date. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable and payment is not required as of December 31, 2024, such contingencies have not been recorded in our consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(205,787)	$(500,993)	$295,206	(59)%
Investing activities	755,561	(165,803)	921,364	NM*
Financing activities	124,806	125,004	(198)	(—)%
Increase (decrease) in cash and cash equivalents	$674,580	$(541,792)	$1,216,372	(225)%

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net income (loss) adjusted for non-cash items and changes in net operating assets and liabilities, totaled $205.8 million and $501.0 million of cash in 2024 and 2023, respectively. Cash used in operating activities in 2024 was primarily driven by the net income of $235.2 million, adjusted for the following non-cash items:

•
$184.3 million in stock-based compensation expense;
•
$62.7 million in non-cash termination charges as a result of the Thermo Agreement termination;
•
$37.7 million in depreciation and amortization expense;
•
$16.2 million reduction in the carrying amount of the right of use assets;
•
$7.8 million charge related to the change in the fair value of derivatives; and
•
$7.1 million in other non-cash items.

These amounts were partially offset by $40.3 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$395.2 million increase in inventory primarily due to capitalized inventory related to ELEVIDYS;
•
$201.7 million increase in accounts receivable due to an increase in demand for ELEVIDYS following its initial FDA approval in June 2023 and subsequent expanded label approval in June 2024 and an increase in payment terms for product sales related to the PMO Products;
•
$188.6 million increase in manufacturing-related deposits and prepaids primarily due to an increase in prepaids for raw materials and batch fees with Catalent, partially offset by decreases in manufacturing-related deposits and prepaids at Thermo as a result of the termination of the Thermo Agreement during 2024; and
•
$32.2 million decrease in deferred revenue primarily related to the collaboration with Roche.

These amounts were partially offset by a $110.6 million increase in accounts payable, accrued expenses, lease liabilities and other liabilities primarily due to the timing and invoicing of payments with our CROs and CMOs.

Cash used in operating activities in 2023 was primarily driven by the net loss of $536.0 million, adjusted for the following non-cash items:

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

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$185.7 million increase in accounts receivable due to the launch of ELEVIDYS and an increase in the demand of our PMO Products;
•
$147.7 million increase in inventory primarily due to capitalized inventory related to ELEVIDYS;
•
$86.8 million decrease in deferred revenue primarily related to the collaboration with Roche;
•
$50.1 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the $54.0 million shortfall payment to Thermo and payments to Catalent for raw materials in 2023 and the overall timing and invoicing of payments; and
•
$12.5 million increase in manufacturing-related deposits and prepaids primarily due to the timing and usage of manufacturing prepaids.

Investing Activities

Cash provided by investing activities for 2024 was $755.6 million, while cash used by investing activities for 2023 was $165.8 million. Cash provided by investing activities in 2024 consisted of $2,002.1 million from the maturity and sales of available-for-sale securities, partially offset by purchases of available-for-sale securities, property and equipment and intangible assets of $1,099.6 million, $137.0 million and $10.0 million, respectively.

Cash used in investing activities in 2023 primarily consisted of purchases of available-for-sale securities, property and equipment and intangible assets of $2,044.9 million, $76.1 million and $11.2 million, respectively, partially offset by $1,868.5 million from the maturity and sales of available-for-sale securities and $102.0 million of net proceeds related to the sale of the ELEVIDYS PRV.

Financing Activities

Cash provided by financing activities was $124.8 million in 2024, compared to $125.0 million in 2023. Cash provided by financing activities in 2024 primarily consisted of $79.5 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program and $45.3 million in proceeds from the settlement of the 2017 Capped Calls.

Cash provided by financing activities in 2023 consisted of $80.6 million in partial settlement the 2017 Capped Calls and $51.2 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program, partially offset by $6.9 million in third-party debt conversion costs related to the 2024 Notes Exchange.

Other Funding Commitments

We have several on-going clinical trials in various development stages. Our most significant clinical trial expenditures are to CROs. The CRO contracts are generally cancellable at our option. As of December 31, 2024, we had approximately $594.5 million in cancellable future commitments based on existing CRO contracts.

Recent Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of December 31, 2024, we had $1,503.5 million of cash, cash equivalents, restricted cash and investments, comprised of $384.9 million of investments, $1,103.0 million of cash and cash equivalents and $15.6 million of restricted cash. All our debt securities are classified as available-for-sale. The fair value of cash equivalents and investments is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of December 31, 2024, we estimate that such hypothetical 10 basis point adverse movement would result in a hypothetical loss in fair value of approximately $0.3 million to our interest rate sensitive instruments.

Our $1,150.0 million aggregate principal amount of our 2027 Notes has a fixed interest rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15, and therefore is not subject to fluctuations in market interest rates.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been material changes in our internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act for the quarter ended December 31, 2024 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, the Michael A. Chambers Living Trust, an affiliate of Michael Chambers, entered into and adopted a written plan for the sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information (a “Rule 10b5-1 trading plan”). Mr. Chambers' 10b5-1 trading plan has an adoption date of December 16, 2024 and an end date of September 12, 2025, covering 88,286 shares of common stock. As of the date of this Annual Report, Mr. Chambers beneficially owns 292,311 shares of common stock, inclusive of the shares of common stock underlying the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

		Incorporated by Reference to Filings Indicated
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

2.1	Agreement and Plan of Merger dated June 6, 2013 between Sarepta Therapeutics, Inc., a Delaware corporation, and Sarepta Therapeutics, Inc., an Oregon corporation.	8-K12B	001-14895	2.1	6/6/13

2.2*	Warrant to Purchase Common Stock of Myonexus Therapeutics, Inc., issued by Myonexus Therapeutics, Inc. to Sarepta Therapeutics, Inc., dated as of May 3, 2018.	10-Q	001-14895	2.1	8/8/18

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13

3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15

3.3	Second Amended and Restated ByLaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	12/13/22

3.4	Amendment No. 1 to Second Amended and Restated Bylaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	9/16/24

4.1	Form of Specimen Certificate for Common Stock.	10-Q	001-14895	4.1	8/8/13

4.2	Indenture, dated as of September 16, 2022, by and between Sarepta Therapeutics, Inc. and U. S. Bank Trust Company, National Association (including the form of the 1.250% Convertible Senior Note due 2027).	8-K	001-14895	4.1	9/19/22

4.3	Form of 2027 Note (included in Exhibit 4.4)	8-K	001-14895	4.2	9/19/22

4.4	Description of Registered Securities	10-K	001-14895	4.4	2/26/20

10.1†	Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-14895	10.1	7/1/16

10.2†	Form of Stock Option Award Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.13	2/28/17

10.3†	Form of Restricted Stock Agreement under the Amended and Restated 2011 Equity Incentive Plan.	10-K	001-14895	10.14	2/28/17

10.4†	Form of Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan.	10-K	001-14895	10.17	2/28/17

10.5†	Form of Stock Appreciation Right Award Agreement under the 2011 Equity Incentive Plan.	10-K	001-14895	10.18	2/28/17

10.6†	Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	8-K	001-14895	10.2	7/1/16
10.7†	Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan, as amended.	S-8	001-14895	4.4	2/25/16

10.8†	Form of Stock Option Award Agreement under 2014 Employment Commencement Incentive Plan	10-K	001-14895	10.28	3/3/14

10.9*	Amended and Restated Exclusive License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated April 10, 2013.	10-Q	001-14895	10.1	5/9/13

10.10*	First Amendment to License Agreement by and among The University of Western Australia, Sarepta Therapeutics, Inc., and Sarepta International CV dated June 19, 2016.	10-Q	001-14895	10.1	8/9/16

10.11†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2011 Equity Incentive Plan	8-K	001-14895	10.1	6/30/15

10.12	Asset Purchase Agreement dated February 20, 2017 by and between Sarepta Therapeutics Inc. and Gilead Sciences, Inc.	10-Q	001-14895	10.1	5/4/17

10.13†	Employment Agreement, dated as of June 26, 2017, between Sarepta Therapeutics, Inc. and Douglas S. Ingram	8-K	001-14895	10.1	6/28/17

10.14†	Change in Control and Severance Agreement by and between Douglas S. Ingram and Sarepta Therapeutics, Inc., effective June 26, 2017	8-K	001-14895	10.2	6/28/17

10.15†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.3	6/28/17

10.16†	Restricted Stock Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.4	6/28/17

10.17†	Performance Stock Option Award Agreement under the 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.5	6/28/17

10.18*	Settlement Agreement between Sarepta Therapeutics, Inc., Sarepta International C.V. and The University of Western Australia on the one hand, and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.7	8/3/17

10.19*	License Agreement between Sarepta Therapeutics, Inc. and Sarepta International C.V. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand dated July 17, 2017	10-Q	001-14895	10.8	8/3/17

10.20	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Barclays Bank PLC.	8-K	001-14895	10.3	9/19/22

10.21	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.4	9/19/22

10.22	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Mizuho Markets Americas LLC.	8-K	001-14895	10.5	9/19/22

10.23	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and Morgan Stanley & Co. LLC.	8-K	001-14895	10.6	9/19/22

10.24	Base Call Option Transaction Confirmation, dated as of September 13, 2022, between Sarepta Therapeutics, Inc. and RBC Capital Markets, LLC.	8-K	001-14895	10.7	9/19/22

10.25	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Barclays Bank PLC.	8-K	001-14895	10.8	9/19/22

10.26	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Goldman Sachs & Co. LLC.	8-K	001-14895	10.9	9/19/22

10.27	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Mizuho Markets Americas LLC.	8-K	001-14895	10.10	9/19/22

10.28	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and Morgan Stanley & Co. LLC.	8-K	001-14895	10.11	9/19/22

10.29	Additional Call Option Transaction Confirmation, dated as of September 14, 2022 between Sarepta Therapeutics, Inc. and RBC Capital markets, LLC.	8-K	001-14895	10.12	9/19/22

10.30†	Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/8/18

10.31†	Letter Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated June 26, 2018	10-Q	001-14895	10.4	8/8/18

10.32†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.5	8/8/18

10.33†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	10-Q	001-14895	10.6	8/8/18

10.34†	Form of Stock Option Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	10/31/18

10.35†	Form of Restricted Stock Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.2	10/31/18

10.36†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.3	10/31/18

10.37†	Form of Stock Appreciation Right Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.4	10/31/18

10.38†	Form of Performance-Based Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	05/4/22

10.39†	Amendment to Restricted Stock Award Agreement between Douglas S. Ingram and Sarepta Therapeutics, Inc. dated December 17, 2018	10-K	001-14895	10.75	2/28/19

10.40^	Amendment No. 1 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand	10-Q	001-14895	10.1	8/7/19

10.41†	Amendment No. 1 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employment Stock Purchase Plan (as Amended and Restated on June 27, 2016)	10-Q	001-14895	10.4	8/7/19

10.42	Letter Agreement between Sarepta Therapeutics, Inc. and Myonexus Therapeutics, Inc. dated February 26, 2019	10-Q	001-14895	10.1	5/8/19

10.43†	Form of Executive Vice President Severance Letter Agreement	10-Q	001-14895	10.2	5/8/19

10.44†	Form of Executive Vice President Change in Control and Severance Agreement	10-Q	001-14895	10.3	5/8/19

10.45^	License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019	10-K	001-14895	10.51	2/26/20

10.46†	Director Compensation Policy	10-K	001-14895	10.55	2/26/20

10.47†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2014 Employment Commencement Incentive Plan	8-K	001-14895	10.1	2/21/20

10.48†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	8-K	001-14895	10.1	6/8/2020

10.49†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	10-Q	001-14895	10.1	8/2/2022

10.50†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac	10-K	001-14895	10.59	3/1/21

10.51†	Offer Letter dated April 19, 2018 by and between Sarepta Therapeutics, Inc. and Louise Rodino-Klapac	10-K	001-14895	10.60	3/1/21

10.52†	Promotion Letter dated December 14, 2020 by and between Sarepta Therapeutics, Inc. and Ian M. Estepan	10-K	001-14895	10.61	3/1/21

10.53†	Offer Letter dated by December 18, 2014 and between Sarepta Therapeutics, Inc. and Ian M. Estepan	10-K	001-14895	10.62	3/1/21

10.54	Amendment no. 1 dated October 23, 2020 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd dated December 21, 2019	10-Q	001-14895	10.1	8/4/21

10.55	Amendment no. 14 dated October 31, 2022 to the License, Collaboration, and Option Agreement between Sarepta Therapeutics Three, LLC and F. Hoffman-La Roche Ltd, dated December 21, 2019	10-K	001-14895	10.74	2/28/24

10.56^	Amendment No. 2, dated November 17, 2021 to License Agreement between Sarepta Therapeutics, Inc. and ST International Holdings Two, Inc. on the one hand and BioMarin Leiden Holding BV, BioMarin Nederlands BV and BioMarin Technologies BV on the other hand	10-K	001-14895	10.66	3/1/22

10.57†	Letter Agreement, dated November 18, 2022, between Sarepta Therapeutics, Inc. and Douglas S. Ingram	10-K	001-14895	10.72	2/28/23

10.58	Sarepta Therapeutics Inc.'s Policy for Recoupment of Incentive Compensation	10-K	001-14895	10.77	2/28/24

10.59^	Amended and Restated Lead DMD Product Manufacturing and Supply Agreement between Catalent Maryland, Inc. and Sarepta Therapeutics Three, LLC	10-Q	001-14895	10.1	8/2/23

10.60^	Exclusive License Agreement between the Research Institute at Nationwide Children's Hospital and Sarepta Therapeutics, Inc., dated October 8, 2018	10-Q	001-14895	10.2	8/2/23

10.61^	First Amendment to the Amended and Restated Lead DMD Product Manufacturing & Supply Agreement between Catalent Maryland, Inc. and Sarepta Therapeutics Three, LLC	10-Q	001-14895	10.5	8/2/23

10.62	Amendment No. 2 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan	8-K	001-14895	10.2	6/9/23

10.63	Amendment No. 3 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	8-K	001-14895	10.1	6/9/23

10.64^	First Amendment, dated May 29, 2019, to the Exclusive License Agreement between Research Institute at Nationwide Children's Hospital and Sarepta Therapeutics, Inc.	10-Q	001-14895	10.3	8/2/23

10.65^	Second Amendment, dated July 11, 2023, to the Exclusive License Agreement between Research Institute at Nationwide Children's Hospital and Sarepta Therapeutics, Inc.	10-Q	001-14895	10.4	8/2/23

10.66	Credit Agreement, dated February 13, 2025, among Sarepta Therapeutics, Inc., Sarepta Therapeutics	8-K	001-14895	10.1	2/14/25

Investments, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto

10.67^	Exclusive License and Collaboration Agreement, dated November 25, 2024, between Sarepta Therapeutics, Inc. and Arrowhead Pharmaceuticals, Inc.	X

19.1	Sarepta Therapeutics, Inc. Insider Trading Policy	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (contained on signature page).	X

31.1	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Company’s Executive Vice President, Chief Financial Officer, Ian Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of the Company’s President and Chief Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of the Company’s Executive Vice President, Chief Financial Officer, Ian Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	The Cover Page from the Annual Report on Form 10-K of Sarepta Therapeutics, Inc. for the year ended December 31, 2024, formatted in Inline XBRL	X

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

Dated: February 28, 2025	SAREPTA THERAPEUTICS, INC.

	By:	/s/ Douglas S. Ingram
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2025:

Signature	Title

/s/ Douglas S. Ingram	President, Chief Executive Officer and Director (Principal Executive Officer)
Douglas S. Ingram

/s/ Ian M. Estepan	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Ian M. Estepan

/s/ M. Kathleen Behrens	Chairwoman of the Board
M. Kathleen Behrens, Ph.D.

/s/ Richard Barry	Director
Richard Barry

/s/ Deirdre Connelly	Director
Deirdre Connelly

/s/ Kathryn Boor	Director
Kathryn J. Boor, Ph.D.

/s/ Michael A. Chambers	Director
Michael A. Chambers

/s/ Stephen L. Mayo	Director
Stephen L. Mayo, Ph.D.

/s/ Claude Nicaise	Director
Claude Nicaise, MD

/s/ Hans Wigzell	Director
Hans Wigzell, M.D., Ph.D.

SAREPTA THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sarepta Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sarepta Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of lower of cost or net realizable value of raw materials inventory

As described in Note 8 to the consolidated financial statements, approximately 30%, or $280.0 million, of the Company’s total inventory balance is comprised of raw materials. As discussed in Note 2, the Company periodically analyzes its inventories, and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

We identified the evaluation of lower of cost or net realizable value of certain raw materials inventory as a critical audit matter. The estimate of expected future demand for raw materials inventory is difficult to assess and results in the application of greater auditor judgment. Specifically, challenging auditor judgment was required to assess the potential impact the Company’s gene therapy technologies and competitor RNA-targeted therapeutic or gene therapy products could have on certain existing raw materials inventory.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of a control related to the future demand for raw materials. We compared the Company’s prior period forecasted demand for raw materials to actual results to assess their ability to accurately estimate expected future demand. We evaluated clinical progress associated with the Company’s gene therapy technologies, including the limited approval by the FDA of ELEVIDYS during 2023 and expanded approval in 2024, by inspecting internal meeting minutes and interviewing research and development personnel of the Company and assessed the potential impact of those technologies on expected future demand for certain raw materials inventory. We inquired of manufacturing personnel and evaluated the expiry of certain raw materials. We also read publicly available information to identify other competitor entities with RNA-targeted therapeutic or gene therapy products that could impact the Company’s estimates of expected future demand.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

February 28, 2025

Sarepta Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,103,010	$428,430
Short-term investments	251,782	1,247,820
Accounts receivable, net	601,988	400,327
Inventory	749,960	322,859
Manufacturing-related deposits and prepaids	276,262	102,181
Other current assets	90,461	77,714
Total current assets	3,073,463	2,579,331
Property and equipment, net	340,336	227,154
Right of use assets	148,310	129,952
Non-current inventory	187,986	191,368
Non-current investments	133,163	—
Other non-current assets	79,915	136,771
Total assets	$3,963,173	$3,264,576

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$214,442	$164,918
Accrued expenses	373,513	314,997
Deferred revenue, current portion	130,256	50,416
Current portion of long-term debt	—	105,483
Other current liabilities	13,473	17,845
Total current liabilities	731,684	653,659
Long-term debt	1,137,124	1,132,515
Lease liabilities, net of current portion	192,473	140,965
Deferred revenue, net of current portion	325,000	437,000
Contingent consideration	47,400	38,100
Other non-current liabilities	1,750	3,000
Total liabilities	2,435,431	2,405,239
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 96,900,496 and 93,731,831 issued and outstanding at December 31, 2024 and 2023, respectively	10	9
Additional paid-in capital	5,738,924	5,304,623
Accumulated other comprehensive (loss) income, net of tax	(218)	918
Accumulated deficit	(4,210,974)	(4,446,213)
Total stockholders’ equity	1,527,742	859,337
Total liabilities and stockholders’ equity	$3,963,173	$3,264,576

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenues:
Products, net	$1,787,960	$1,144,876	$843,769
Collaboration and other	114,019	98,460	89,244
Total revenues	1,901,979	1,243,336	933,013

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	319,099	150,343	139,989
Research and development	804,522	877,387	877,090
Selling, general and administrative	557,872	481,871	451,421
Amortization of in-licensed rights	2,405	1,559	714
Total cost and expenses	1,683,898	1,511,160	1,469,214
Operating income (loss)	218,081	(267,824)	(536,201)

Other income (loss), net:
Other income (expense), net	42,693	33,055	(28,321)
Loss on debt extinguishment	—	(387,329)	(125,441)
Gain from sale of Priority Review Voucher	—	102,000	—
Total other income (loss), net	42,693	(252,274)	(153,762)

Income (loss) before income tax expense	260,774	(520,098)	(689,963)
Income tax expense	25,535	15,879	13,525
Net income (loss)	$235,239	$(535,977)	$(703,488)

Other comprehensive income (loss):
Unrealized (losses) gains on investments, net of tax	$(1,136)	$2,582	$(1,644)
Total other comprehensive (loss) income	(1,136)	2,582	(1,644)
Comprehensive income (loss)	$234,103	$(533,395)	$(705,132)

Earnings (loss) per share:
Basic	$2.47	$(5.80)	$(8.03)
Diluted	$2.34	$(5.80)	$(8.03)

Weighted average number of shares of common stock used in computing earnings (loss) per share:
Basic	95,075	92,398	87,559
Diluted	107,875	92,398	87,559

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2021	87,127	$9	$4,134,768	$(20)	$(3,206,748)	$928,009
Exercise of options for common stock	318	—	22,573	—	—	22,573
Vest of restricted stock units	389	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	116	—	7,470	—	—	7,470
Stock-based compensation	—	—	233,018	—	—	233,018
Purchase of capped call share options for 2027 Notes	—	—	(127,305)	—	—	(127,305)
Partial settlement of capped call share options for 2024 Notes	—	—	26,317	—	—	26,317
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(1,644)	—	(1,644)
Net loss	—	—	—	—	(703,488)	(703,488)
BALANCE AT DECEMBER 31, 2022	87,950	9	4,296,841	(1,664)	(3,910,236)	384,950
Exercise of options for common stock	528	—	40,485	—	—	40,485
Vest of restricted stock units	645	—	—	—	—	—
Issuance of common stock for exchange of 2024 Notes	4,456	—	693,377	—	—	693,377
Partial settlement of capped call share options for 2024 Notes	—	—	80,645	—	—	80,645
Issuance of common stock under employee stock purchase plan	153	—	10,761	—	—	10,761
Stock-based compensation	—	—	182,514	—	—	182,514
Unrealized gains from available-for-sale securities, net of tax	—	—	—	2,582	—	2,582
Net loss	—	—	—	—	(535,977)	(535,977)
BALANCE AT DECEMBER 31, 2023	93,732	9	5,304,623	918	(4,446,213)	859,337
Exercise of options for common stock	850	1	67,319	—	—	67,320
Vest of restricted stock units	734	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	143	—	12,205	—	—	12,205
Issuance of common stock for conversion of 2024 Notes	1,441	—	105,757	—	—	105,757
Modification of 2017 Capped Calls	—	—	43,887	—	—	43,887
Stock-based compensation	—	—	205,133	—	—	205,133
Unrealized losses from available-for-sale securities, net of tax	—	—	—	(1,136)	—	(1,136)
Net income	—	—	—	—	235,239	235,239
BALANCE AT DECEMBER 31, 2024	96,900	$10	$5,738,924	$(218)	$(4,210,974)	$1,527,742

See accompanying notes to consolidated financial statements.

Sarepta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$235,239	$(535,977)	$(703,488)
Depreciation and amortization	37,724	44,397	41,864
Reduction in the carrying amounts of the right of use assets	16,167	14,495	12,735
Non-cash interest expense	4,951	5,156	7,552
Stock-based compensation	184,300	182,514	233,018
Accretion of investment discount, net	(40,277)	(46,176)	(10,651)
Non-cash termination charges	62,747	—	—
Non-cash change in the fair value of derivatives	7,838	1,200	(6,700)
Impairment of strategic investments	—	30,321	2,575
Loss on debt extinguishment	—	387,329	125,441
Gain from sale of Priority Review Voucher	—	(102,000)	—
Other	2,130	(1,163)	11,778
Changes in operating assets and liabilities, net:
Increase in accounts receivable	(201,661)	(185,699)	(61,638)
(Increase) decrease in manufacturing-related deposits and prepaids	(188,588)	(12,521)	42,557
Increase in inventory	(395,170)	(147,714)	(50,780)
(Increase) decrease in other assets	(9,676)	1,808	(27,937)
Decrease in deferred revenue	(32,160)	(86,828)	(89,244)
Increase (decrease) in accounts payable, accrued expenses, lease liabilities and other liabilities	110,649	(50,135)	147,572
Net cash used in operating activities	(205,787)	(500,993)	(325,346)

Cash flows from investing activities:
Purchase of property and equipment	(136,956)	(76,106)	(30,824)
Purchase of available-for-sale securities	(1,099,595)	(2,044,940)	(1,936,856)
Maturity and sales of available-for-sale securities	2,002,112	1,868,482	923,224
Purchase of intangible assets	(10,000)	(11,239)	(1,427)
Acquisition of strategic investments	—	(4,000)	(1,000)
Proceeds from sale of Priority Review Voucher	—	102,000	—
Net cash provided by (used in) investing activities	755,561	(165,803)	(1,046,883)

Cash flows from financing activities:
Settlement of capped call share options for 2024 Notes	45,349	80,645	26,317
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	79,525	51,246	30,043
Payment on maturity of 2024 Notes	(68)	—	—
Debt conversion costs for 2024 Notes	—	(6,887)	—
Proceeds from 2027 Notes offering, net of commissions	—	—	1,127,400
Purchase of capped call share options for 2027 Notes	—	—	(127,305)
Debt issuance costs for 2027 Notes	—	—	(716)
Repurchase of 2024 Notes	—	—	(247,868)
Repayment of principal amount due under 2019 Term Loan	—	—	(550,000)
Payment on debt extinguishment of 2019 Term Loan	—	—	(25,364)
Net cash provided by financing activities	124,806	125,004	232,507

Increase (decrease) in cash and cash equivalents	674,580	(541,792)	(1,139,722)

Cash, cash equivalents and restricted cash:
Beginning of year	444,009	985,801	2,125,523
End of year	$1,118,589	$444,009	$985,801

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,103,010	$428,430	$966,777
Restricted cash in other assets	15,579	15,579	19,024
Total cash, cash equivalents and restricted cash	$1,118,589	$444,009	$985,801

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,856	$15,923	$44,418
Cash paid during the period for income taxes	$22,587	$15,081	$1,695
Supplemental schedule of non-cash activities:
Common stock issued for conversion or exchange of 2024 Notes	$105,757	$693,377	$—
Intangible assets and property and equipment included in accounts payable and accrued expenses	$42,740	$33,339	$6,765
Lease liabilities arising from obtaining right of use assets	$35,361	$80,203	$40,006
Capitalized stock-based compensation and depreciation as inventory	$28,549	$—	$—
Lease liabilities terminated	$2,381	$—	$3,807

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

The Company's products in the U.S., EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) and AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) in 2016, 2019 and 2021, respectively. Indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 (collectively, the “PMO Products”) use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

ELEVIDYS (delandistrogene moxeparvovec-rokl), approved by the FDA on June 20, 2024, is an adeno-associated virus-(“AAV”) based gene therapy for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is also approved for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA in June 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

As of December 31, 2024, the Company had approximately $1,503.5 million of cash, cash equivalents, restricted cash and investments, consisting of $1,103.0 million of cash and cash equivalents, $384.9 million of investments and $15.6 million of restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

Segments

Management has determined that the Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases. The Company’s Chief Executive Officer (“CEO”), as the chief operating decision-maker (“CODM”), manages and allocates resources to the operations of the Company on a total company basis. For more information related to the Company's segment results, please read Note 21, Segment Information.

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

The fair value of the majority of the Company’s financial assets is categorized as Level 2 within the fair value hierarchy. These assets include commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. For additional information related to fair value measurements, please read Note 5, Fair Value Measurements to the consolidated financial statements.

Cash Equivalents

Only investments that are highly liquid and readily convertible to cash and have original maturities of three months or less at the time of acquisition are considered cash equivalents.

Investments

Available-For-Sale Debt Securities

Available-for-sale debt securities are recorded at fair value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Interest income and realized gains and losses are reported in other income (expense), net, on a specific identification basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, the net amount of which, along with interest and realized gains and losses, is included in other income (expense), net in the consolidated statements of comprehensive income (loss).

Equity Investments

The Company’s equity investments include its strategic investments in both publicly traded and private biotechnology companies and are included in other non-current assets in the Company’s consolidated balance sheets. The strategic investment in the publicly traded biotechnology company has a readily determinable fair value and is carried at fair value. The strategic investment in the privately held biotechnology company does not have a readily determinable fair value and is measured at cost less any impairment, plus or minus changes resulting from observable price changes for the identical or a similar investment of the same issuer. Any change in the valuation of equity investments is recorded as a gain or loss on the Company’s consolidated statements of comprehensive income (loss).

Accounts Receivable, Net

The Company’s accounts receivable, net arise from product sales. They are generally stated at the invoiced amount and do not bear interest.

The accounts receivable, net from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacies and sites of care in the U.S., as well as certain distributors in South America, Europe, and the Middle East. Historically, the Company has had no material write-offs of its accounts receivable, net. Payment terms range from 60 to 90 days for sales within the U.S. and 60 and 150 days for the majority of product sales outside the U.S. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles or any specific issues. The Company provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2024 and 2023, the credit profiles for the Company’s customers are deemed to be in good standing and an allowance for expected credit losses is not considered necessary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net from customers. As of December 31, 2024, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of December 31, 2024, three entities accounted for 54%, 21%, and 13% of accounts receivable, net, respectively. As of December 31, 2023, four entities accounted for 40%, 19%, 19%, and 12% of accounts receivable, net, respectively.

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

The Company periodically analyzes its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Additionally, though the Company’s products are subject to strict quality control and monitoring the Company performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications. Expense incurred related to excess inventory, obsolete inventory, or inventories that do not meet the Company's quality specifications is recorded as a component of cost of sales in the Company's consolidated statements of comprehensive income (loss).

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

The in-licensed rights primarily relate to agreements with BioMarin Pharmaceutical, Inc. (“BioMarin”), the University of Western Australia (“UWA”), the Research Institute at Nationwide Children’s Hospital (“Nationwide”) and Parent Project Muscular Dystrophy (“PPMD”). The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patents because the life of the related patents reflects the expected time period that the Company will benefit from the in-licensed rights.

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

Variable Consideration

Product revenues are recorded at the net sales price (transaction price) which includes reserves for variable consideration such as: rebates and chargebacks, distribution fees, prompt pay discounts, patient assistance and return reserves. These reserves, representing the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contracts, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if no payments are required of the Company or a current liability if a payment is required of the Company. Where appropriate, the estimates reflect the Company’s historical experience, contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. Actual amounts may differ from the Company’s estimates. If actual results vary, these estimates are adjusted, which could have an effect on revenue in the period of adjustment.

Additional details relating to variable consideration are as follows:

•
Rebates and chargebacks: relating to governmental and commercial rebates and chargebacks.
o
Governmental rebates, including Medicaid-rebates relate to the Company’s estimated obligations to federal or states under established reimbursement arrangements. The commercial rebates relate to arrangements the Company enters into with payors that provide for privately-negotiated rebates. Rebate reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses.
o
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
•
Return reserves: relating to the limited return rights the Company provides to customers. The Company records product return reserve, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether return reserves are required, including the patient population and the customers’ limited return rights. Because of the pricing, the limited number of patients, and the customers’ limited return rights, most customers only carry a limited inventory. Based on these factors and the fact that the Company has not experienced significant product returns to date, return reserves have been immaterial to date.

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

For the recognition of revenue associated with each performance obligation, if the Company determines ASC 606 is not appropriate to apply by analogy, the Company will apply a reasonable, rational and consistently applied accounting policy election to faithfully depict the transfer of services to the collaboration partner over the estimated performance period. Up-front payments from a collaboration partner are recognized as deferred revenue when received and recognized as revenue over the estimated performance period. Reimbursement payments from a collaboration partner associated with cost-sharing provisions in a collaboration arrangement are recognized as the related expense is incurred and classified as an offset to operating expenses. Revenue from sales-based royalty payments is included as collaboration and other revenues on the consolidated statements of comprehensive income (loss). Revenue from product supply sold to collaboration partners under a collaboration arrangement via contract manufacturing is included as collaboration and other revenues on the consolidated statements of comprehensive income (loss).

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

Direct research and development expenses associated with the Company’s programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other external services, such as data management and statistical analysis support and materials and supplies used in support of clinical programs. Indirect costs of the Company’s research and development programs include salaries, stock-based compensation and an allocation of its facility and technology costs.

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

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. The Company considers advertising costs as expenses related to the promotion of the Company's commercial products. For the years ended December 31, 2024, 2023 and 2022, advertising costs totaled $32.0 million, $28.6 million and $14.6 million, respectively.

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options, restricted stock units (“RSUs”), RSU shares with performance conditions (“PSUs”) and an employee stock purchase program (“ESPP”). Stock-based compensation is recognized based on grant date fair value of stock awards.

The fair value of stock options are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair values of PSUs and RSUs are based on the fair market value of the Company’s common stock on the date of the grant. The fair value of stock awards, with consideration given to estimated forfeitures, is recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period of the grants. The Company estimates forfeitures over the requisite service period using historical forfeiture activity. For stock awards with performance-vesting conditions, the Company does not recognize compensation expense until it is probable that the performance condition will be achieved.

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

Under the Company’s ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The fair value of stock purchase rights is estimated using the Black-Scholes-Merton option-pricing model. The fair value of the look-back provision with the 15% discount is recognized on a graded-vesting basis as stock-based compensation expense over the offering period.

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

Effective December 31, 2021, the Company adopted a policy to account for Global Intangible Low-Taxed Income (“GILTI”) as a period cost under the Tax Cuts and Jobs Act. In 2021, the Organization for Economic Co-operation and Development (“OECD”) released a framework for the fundamental reform of international tax rules. The framework provides for two primary “Pillars”; however, only Pillar Two, which provides for a global minimum corporate tax rate of 15%, is expected to be applicable to the Company (Pillar One is not expected to be applicable as the Company does not currently meet the turnover threshold - EUR 20 billion). In December 2022, Pillar Two was adopted by the Council of the European Union (the “EU”) for implementation by EU member states by December 31, 2023, with effect for tax years beginning in calendar year 2024. The OECD, and its member countries, continue to release new guidance on these rules and the Company is continuously evaluating the impact to its financial position. Currently, the global enactment of Pillar Two did not materially impact the Company's effective tax rate or cash flows. However, the Company will continue to monitor and evaluate new legislation and guidance, which could change its current assessment.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the treasury stock method for stock awards and if-converted method for convertible notes by dividing net income by the weighted-average number of shares of common stock and potentially dilutive common stock equivalents outstanding. Potential common equivalent shares are excluded if their effect is anti-dilutive.

Embedded Derivatives

The Company evaluates certain of its financial and business development transactions to determine if embedded components of these contracts meet the definition of derivative under ASC 815. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. The embedded derivative is reported on the consolidated balance sheets at its fair value. Any change in fair value, as determined at each period, is recorded as a component of the consolidated statements of comprehensive income (loss).

Contingent Consideration

Certain of the Company’s license and collaboration agreements include future payments that are contingent upon the receipt, or receipt and subsequent sale, of a Priority Review Voucher (“PRV”). The Company has concluded that these contingent payments represent embedded derivatives. The Company records a liability for such contingent payments at fair value on the date the agreements are effective. The Company estimates the fair value of contingent consideration derivatives through a valuation model that includes an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability-adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. Changes in the fair value of the contingent consideration derivatives can result from changes to one or multiple assumptions, including adjustments to the discount rates, the assumed development timeline and the probability of achievement of certain regulatory milestones. At least quarterly, or upon a material change to one or more of the assumptions discussed above, the Company assesses its contingent consideration derivatives and revalues them as necessary. If a revaluation occurs, changes in the fair value of the Company’s contingent consideration derivatives are recognized in the Company’s consolidated statements of comprehensive income (loss). Such changes are classified as other income (loss), net, which corresponds to the classification of any gain recognized upon the actual sale of a PRV.

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

Recent Accounting Pronouncements

Recently adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the CODM and included within segment profit and loss. The amendments are effective for the Company's fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. For more information related to the Company's adoption of ASU 2023-07, please read Note 21, Segment Information.

Recently issued

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

In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” The rule requires disclosure of material climate-related information outside of the audited financial statements and disclosure in the footnotes addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates. The standard is effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In April 2024, the SEC released an order staying this final rule pending judicial review of all the petitions challenging the rule. The Company is evaluating the impact of the rule and related litigation on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03,“Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public entities to provide disaggregated disclosure of income statement expenses. Public entities are required to disaggregate, in a tabular presentation, each relevant expense caption on the face of the consolidated statements of comprehensive income (loss) such as the following expenses: purchases of inventory, employee compensation, intangible asset amortization, and depreciation. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

3. LICENSE AND COLLABORATION AGREEMENTS

Arrowhead Pharmaceuticals, Inc.

On November 25, 2024, the Company entered into an exclusive global licensing and collaboration agreement and a stock purchase agreement (collectively, the “Arrowhead Agreement”) with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”), providing the Company with exclusive global rights to multiple clinical, preclinical and discovery-stage programs for rare, genetic diseases of the muscle, CNS and the lungs.

The closing of the transaction was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. The agreement became effective as of February 7, 2025 (the “Effective Date”).

When the Arrowhead Agreement became effective, the Company paid Arrowhead an up-front payment of $500.0 million and invested $325.0 million in Arrowhead's common stock at a premium to the valuation on the closing date. As of the date of this report, the Company expects to record between approximately $500.0 million to $600.0 million in research and development expense for the three months ended March 31, 2025, related to those two payments to Arrowhead. Additionally, the Company will pay Arrowhead a total of $250.0 million in annual installments of $50.0 million over five years, with the first payment due on the first anniversary of the Effective Date. The Company may be obligated to make payments to Arrowhead totaling up to $10.3 billion upon the achievement of certain development, regulatory and sales milestones, inclusive of $300.0 million in near-term payments associated with the continued

enrollment of certain cohorts of a Phase 1/2 study. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales.

For the year ended December 31, 2024, there was no accounting impact as a result of the execution of the Arrowhead Agreement because the closing of the transaction did not occur until subsequent to year-end.

F. Hoffman-La Roche Ltd.

On December 21, 2019, the Company entered into a license, collaboration and option agreement with Roche and a stock purchase agreement (collectively, the “Roche Agreement”) with Roche, providing Roche with exclusive commercial rights to ELEVIDYS outside the U.S. The Company retains all rights to ELEVIDYS in the U.S. and will perform all development activities within the joint global development plan necessary to obtain and maintain regulatory approvals for ELEVIDYS in the U.S. and the EU, unless otherwise agreed to by the parties. Further: (i) research and development expenses incurred under the joint global development plan will be equally shared between the Company and Roche, (ii) Roche is solely responsible for all costs incurred in connection with any development activities (other than those within the joint global development plan) that are necessary to obtain or maintain regulatory approvals outside the U.S, and (iii) the Company will continue to be responsible for the manufacturing of clinical and commercial supplies of ELEVIDYS. The Company has also granted Roche options to acquire ex-U.S. rights to certain future Duchenne-specific programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost-sharing provisions. The agreement became effective on February 4, 2020. The Roche Agreement is governed by a joint steering committee (“JSC”) formed by representatives from Roche and the Company. The JSC, among other activities, manages the overall strategic alignment between the parties, approves any material update to the joint global development plan and budget and oversees the operations of the subcommittees.

The Company received an aggregate of approximately $1.2 billion in cash consideration from Roche, consisting of an up-front payment and an equity investment in the Company. The Company may receive up to $1.7 billion in development, regulatory and sales milestones related to ELEVIDYS. The Company receives tiered royalty payments on net sales of ELEVIDYS outside of the U.S. based on the average cost to manufacture ELEVIDYS. Of the $1.2 billion up-front cash received from Roche, (i) $312.1 million, net of issuance costs, was allocated to the approximately 2.5 million shares of the Company’s common stock issued to Roche based on the closing price when the shares were issued, (ii) $485.0 million was allocated to the Options, and (iii) $348.7 million was allocated to a single, combined performance obligation (“Combined Performance Obligation”) comprised of: (i) the license of IP relating to ELEVIDYS transferred to Roche, (ii) the related research and development services provided under the joint global development plan, (iii) the services provided to manufacture clinical supplies of ELEVIDYS, and (iv) the Company’s participation in the JSC, because the Company determined that the license of IP and related activities were not capable of being distinct from one another.

The value assigned to the Options is reflected as deferred revenue and will not be recognized until an option is either: (i) exercised by Roche, or (ii) expires. If exercised, the value will be aggregated with the option exercise price and recognized over the applicable performance period. If expired, the value will be recognized immediately. The Company recognizes revenue related to the Combined Performance Obligation on a straight-line basis over the expected performance period of the joint global development plan, which extended through the fourth quarter of 2023. Revenue relating to future development, regulatory and sales milestones will be recognized when the milestone is probable of achievement (which is typically when the milestone has occurred). Any royalties payable by Roche will be recognized in the period earned.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $114.0 million, $98.5 million and $89.2 million of collaboration and other revenues, respectively, which primarily consists of collaboration revenue, contract manufacturing revenue and royalty revenue related to the Roche Agreement.

On February 12, 2024, Roche declined to exercise a certain Option related to one external, early-stage development program, which resulted in that Option's expiry and the immediate recognition of the value assigned to that Option as collaboration revenue. As such, the Company recognized $48.0 million of collaboration revenue during the year ended December 31, 2024. As of December 31, 2024 and 2023, the Company had total deferred revenue of $455.3 million and $487.4 million, respectively, which is primarily associated with the Roche Agreement, of which $130.3 million and $50.4 million was classified as current. On February 5, 2025, an option for a certain program expired, which resulted in the immediate recognition of the value assigned to that option, $112.0 million, as collaboration revenue during the three months ended March 31, 2025. As of December 31, 2024, the amount is classified as deferred revenue, current portion, on the Company's consolidated balance sheets.

For both the years ended December 31, 2023 and 2022, the Company recognized $89.2 million of collaboration revenue, which relates to the amortization of the Combined Performance Obligation. The fair value allocated to Combined Performance Obligation was fully amortized as of December 31, 2023.

In accordance with the Roche Agreement, the parties agreed to enter into a supply agreement with Roche in order to supply them with clinical and commercial batches of ELEVIDYS (the “Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S where Roche has received certain approvals for ELEVIDYS. The Company is eligible to receive royalties on these sales. While the Supply Agreement is in the process of being negotiated at the issuance of this annual report, the Company delivered several batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. Contract manufacturing revenue and royalty revenue are included in collaboration and other revenues in the accompanying consolidated statements of comprehensive income (loss). The following table summarizes certain Roche activity for each of the periods indicated. There was no similar activity for the year ended 2022.

	For the Year Ended December 31,
	2024	2023
	(in thousands)
Contract manufacturing revenue	$49,038	$9,216
Royalty revenue	16,981	—
Cost of sales (inventory costs related to products sold to Roche)	(22,247)	(1,818)

The costs associated with co-development activities performed under the Roche Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the years ended December 31, 2024, 2023 and 2022, costs reimbursable by Roche and reflected as a reduction to operating expenses were $127.1 million, $106.9 million and $117.8 million, respectively. As of December 31, 2024 and 2023, there were $34.6 million and $29.8 million of collaboration and other receivables included in other current assets on the consolidated balance sheets, respectively.

Genethon

The Company entered into a sponsored research agreement in May 2017 and subsequently a license and collaboration agreement with Genethon in November 2019 (the “Genethon Collaboration Agreement”) for Genethon’s micro-dystrophin gene therapy program for the treatment of Duchenne. The Genethon Collaboration Agreement grants the Company with exclusive rights in the majority of the world (primarily excluding the EU) to Genethon’s micro-dystrophin gene therapy products (“Genethon Products”) and other micro-dystrophin gene therapy products.

Upon signing the Genethon Collaboration Agreement, the Company made an up-front payment of $28.0 million, which was recorded as research and development expense in the Company’s consolidated statements of comprehensive loss for the year ended December 31, 2019. Additionally, for the years ended December 31, 2024, 2023 and 2022, the Company recorded $6.8 million, $6.6 million and $3.5 million, respectively, of research and development expense related to reimbursable development costs incurred by Genethon for Genethon Products. For the years ended December 31, 2024, 2023 and 2022, there were no development or regulatory milestones deemed probable of being achieved and, accordingly, no additional expense has been recognized.

During May 2024, the Company and Genethon agreed to terminate the Genethon Collaboration Agreement, effective June 2024. This resulted in the elimination of all future shared development costs and future development, regulatory and sales milestone obligations.

Myonexus Therapeutics Inc.

In April 2019, the Company completed its acquisition of Myonexus Therapeutics, Inc. (“Myonexus”), a clinical-stage gene therapy biotechnology company that was developing gene therapies for LGMD for $178.3 million. The Company may also be required to make up to $200.0 million in additional payments to selling shareholders of Myonexus based on the achievement of certain sales-and regulatory- related milestones. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets (the five LGMD gene therapy programs). As part of the consideration for the transaction, the Company is required to make contingent payments to the selling shareholders of Myonexus upon the receipt and subsequent sale of a PRV with respect to a Myonexus product. As of December 31, 2024 and 2023, the contingent consideration liability was $47.1 million and $37.7 million, respectively. The changes in fair value are recorded within other income (expense), net, in the Company’s consolidated statements of comprehensive income (loss). Please read Note 5, Fair Value Measurements for further information on the change in fair value of the contingent consideration liability.

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

During the year ended December 31, 2023, the Company recorded $23.0 million as an in-licensed right intangible asset in its consolidated balance sheets, $10.0 million of which related to the regulatory approval of ELEVIDYS, and the remaining related to sales-based milestones as the Company determined that all sales-based milestones were achieved or were probable of being achieved. As of December 31, 2024, the in-licensed right asset with a net carrying value of $20.6 million is being amortized on a straight-line basis over the remaining life of the relevant patent. Royalty payments due to Nationwide associated with commercial sales of ELEVIDYS totaled $30.6 million and $6.0 million for the years ended December 31, 2024 and 2023, respectively, and were recorded as cost of sales in the accompanying consolidated statements of comprehensive income (loss).

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

In November 2021, the Company entered into a second settlement agreement and second amendment to the license agreement (the “Second Amendment”), which waived certain future milestone payments and altered royalty payment terms of the agreement. Under the Second Amendment, the Company may be liable for up to approximately $50.0 million in regulatory milestones for eteplirsen, casimersen and golodirsen. In addition, on and after July 1, 2022, the tiered royalty payments ranged from 4% to 5%. The royalty terms under the license agreement expired in March 2024 in the U.S. and expired as of December 31, 2024 in the EU and other countries.

As a result of the execution of the license agreement with BioMarin, the Company recorded an in-licensed right intangible asset of $6.6 million in its consolidated balance sheets as of December 31, 2017, representing the fair value of the U.S. license to BioMarin’s intellectual property. The intangible asset is being amortized on a straight-line basis over the remaining life of the patent and has a carrying value of $1.8 million as of December 31, 2024.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized royalty expense of $4.4 million, $17.6 million and $30.4 million, respectively, which is included in cost of sales in the accompanying consolidated statements of comprehensive income (loss). For the years ended December 31, 2024, 2023 and 2022, no regulatory milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

University of Western Australia

In April 2013, the Company and UWA entered into an amendment to an existing exclusive license agreement relating to the treatment of Duchenne by inducing the skipping of certain exons. The agreement was further amended in June 2016. Under the amended agreement, the Company may be obligated to make payments to UWA totaling up to $26.0 million upon the achievement of certain development, regulatory and sales milestones. Additionally, the Company is required to pay a low-single-digit percentage royalty on net sales of products covered by issued patents licensed under the agreements with UWA. Corresponding to the FDA approval of EXONDYS 51 in 2016, VYONDYS 53 in 2019, and AMONDYS 45 in 2021, the Company recorded milestone payments of $1.0 million, $0.5 million and $0.5 million as in-licensed right intangible assets in its consolidated balance sheets, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patents and have a combined carrying value of $0.5 million as of December 31, 2024. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $12.1 million, $11.8 million and $10.5 million in royalty expense, respectively, which is included in cost of sales, related to agreements with UWA. For the years ended December 31, 2024, 2023 and 2022, no development, regulatory or sales milestones were deemed probable of being achieved and, accordingly, no additional in-licensed rights or expenses have been recognized.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $34.8 million in research milestone payments. Under these agreements, there are $116.8 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and royalty payments based on the sales of the developed products upon commercialization.

For the years ended December 31, 2023 and 2022, the Company recognized $5.1 million, and $6.0 million in research, option and milestone expense as research and development expense in the accompanying consolidated statements of comprehensive income (loss), respectively, with no similar activity during the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the Company exercised options in a research and option agreement and recognized $7.5 million and $8.5 million, respectively, of up-front expense as research and development expense in the accompanying consolidated statements of comprehensive income (loss), separately from the research, option and milestone expense listed above, with no similar activity for the year ended December 31, 2024.

Milestone Obligations

Including the agreements discussed above, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of December 31, 2024, the Company may be obligated to make up to $2.3 billion of future development, regulatory, commercial, and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of December 31, 2024, as well as the Arrowhead Agreement that had not yet closed as of December 31, 2024, which are discussed above. For the years ended December 31, 2023 and 2022, the Company recognized approximately $13.2 million and $32.6 million relating to certain up-front, milestone, settlement and other payments as research and development expense, respectively, under these agreements, with no similar activity for the year ended December 31, 2024.

4. GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

In June 2023, the Company entered into an agreement to sell the rare pediatric disease Priority Review Voucher (the “ELEVIDYS PRV”) it received from the FDA in connection with the approval of ELEVIDYS for consideration of $102.0 million, with no commission costs. The closing of the transaction was not subject to the conditions set forth under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and closed in June 2023. The net proceeds were recorded as a gain from sale of the ELEVIDYS PRV during the year ended December 31, 2023, as it did not have a carrying value at the time of the sale.

5. FAIR VALUE MEASUREMENTS

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$455,535	$455,535	$—	$—
Government and government agency bonds	279,899	—	279,899	—
Corporate bonds	93,727	—	93,727	—
Strategic investments	3,710	2,710	—	1,000
Certificates of deposit	11,319	—	11,319	—
Total assets	$844,190	$458,245	$384,945	$1,000

Liabilities
Contingent consideration	$47,400	$—	$—	$47,400
Total liabilities	$47,400	$—	$—	$47,400

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$63,919	$63,919	$—	$—
Commercial paper	113,362	—	113,362	—
Government and government agency bonds	1,001,137	—	1,001,137	—
Corporate bonds	130,380	—	130,380	—
Strategic investments	6,527	5,527	—	1,000
Certificates of deposit	56,621	—	56,621	—
Total assets	$1,371,946	$69,446	$1,301,500	$1,000

Liabilities
Contingent consideration	$38,100	$—	$—	$38,100
Total liabilities	$38,100	$—	$—	$38,100

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds and the Company's strategic investment in a biotechnology company listed on the Nasdaq Global Market (the “Nasdaq”). The Company's $2.7 million strategic investment is included in other non-current assets in the Company's consolidated balance sheets, with changes in fair value being recorded within other income (expense), net in the consolidated statements of comprehensive income (loss).

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. The Company's commercial paper, government and government agency bonds, corporate bonds and certificates of deposit have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain short-term investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the consolidated balance sheets as of December 31, 2024 and 2023.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in a private biotechnology company whose fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement.

The Company’s contingent consideration liability with a fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus selling shareholders as well as to an academic institution under a separate license agreement that meets the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes, which increase or decrease the probabilities of achieving the milestone or shorten or lengthen the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

The Company assesses its financial assets measured at fair value on a recurring basis and transfers its financial assets between the relevant fair value hierarchies at the end of each reporting period, as needed. There were no transfers into or out of Level 3 during the year ended December 31, 2024. During the year ended December 31, 2023, the Company's strategic investment in a formerly private biotechnology company transferred into Level 1 from Level 3 as a result of the biotechnology company's listing on the Nasdaq. The following table represents a roll-forward of the fair value of Level 3 financial assets for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Fair value, beginning of year	$1,000	$31,000
Additions	—	4,000
Transfers out of Level 3	—	(4,000)
Changes in estimated fair value	—	(30,000)
Fair value, end of year	$1,000	$1,000

At the end of each reporting period, the fair value of the Company's strategic investments that are not publicly traded securities are adjusted if the issuers issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the year ended December 31, 2024, as no impairment indicators were identified nor were similar securities issued. During the year ended December 31, 2023, the Company impaired its investment in Series A preferred stock of Lacerta Therapeutics, Inc. (“Lacerta”) after comparing the fair value of the Lacerta strategic investment to its carrying value, resulting in an impairment loss of $30.0 million. The Company's assessment considered entity-specific impairment indicators, such as the future business prospects of Lacerta's existing programs and expected future cash flows. The fair value as of December 31, 2023 was estimated based on the expectation that the Company would realize no future cash flows associated with its investment in Lacerta. The impairment loss is included in other income (expense), net within the consolidated statements of comprehensive income (loss). During the year ended December 31, 2022, the company recorded impairment losses of $2.6 million related to its strategic investments.

The following table represents a roll-forward of the fair value of Level 3 financial liabilities for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Fair value, beginning of year	$38,100	$36,900
Change in estimated fair value	9,500	2,000
Liabilities terminated	(200)	(800)
Fair value, end of year	$47,400	$38,100

A net increase of $9.3 million and $1.2 million were recorded in other income (expense), net in the consolidated statement of comprehensive income (loss) during the years ended December 31, 2024 and 2023, respectively, to account for the change in fair value and termination of liabilities of the Company's existing contingent consideration liabilities. These changes were a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows, principally the probability of success of the underlying programs and the discount rate utilized to determine the present value of future payments to be made, partially offset by the termination of a license agreement with an academic institution that included an embedded derivative during both years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, the remaining contingent consideration was recorded as a non-current liability on the Company's consolidated balance sheets.

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

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the consolidated balance sheets for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Money market funds	$455,535	$63,919
Commercial paper	—	53,680
Total	$455,535	$117,599

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted-average maturity of the Company's available-for-sale securities was approximately eleven and five months as of December 31, 2024 and 2023, respectively. All of the Company's non-current investments as of December 31, 2024 had maturities between one and two years.

The following tables summarize the Company’s cash, cash equivalents, short-term investments and non-current investments for each of the periods indicated:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$1,103,010	$—	$—	$1,103,010
Government and government agency bonds	280,001	227	(329)	279,899
Corporate bonds	93,816	67	(156)	93,727
Certificates of deposit	11,319	—	—	11,319
Total cash, cash equivalents and investments	$1,488,146	$294	$(485)	$1,487,955
As reported:
Cash and cash equivalents	$1,103,010	$—	$—	$1,103,010
Short-term investments	251,598	286	(102)	251,782
Non-current investments	133,538	8	(383)	133,163
Total cash, cash equivalents and investments	$1,488,146	$294	$(485)	$1,487,955

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$374,750	$—	$—	$374,750
Commercial paper	113,362	—	—	113,362
Government and government agency bonds	1,000,302	1,006	(171)	1,001,137
Corporate bonds	130,270	118	(8)	130,380
Certificates of deposit	56,621	—	—	56,621
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250
As reported:
Cash and cash equivalents	$428,430	$—	$—	$428,430
Short-term investments	1,246,875	1,124	(179)	1,247,820
Total cash, cash equivalents and investments	$1,675,305	$1,124	$(179)	$1,676,250

7. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with the PMO Products and ELEVIDYS, consisted of the following:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
PMO Products
United States	$816,920	$797,944	$747,101
Rest of World	150,249	146,576	96,668
Total PMO product revenues, net	$967,169	$944,520	$843,769
ELEVIDYS
United States	820,791	200,356	—
Total ELEVIDYS product revenues, net	$820,791	$200,356	$—
Total product revenues, net	$1,787,960	$1,144,876	$843,769

No individual country outside the U.S. exceeded 10% of total net product revenues for any of the years ended December 31, 2024, 2023 and 2022.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
Product revenues, net
Customer 1	31%	41%	48%
Customer 2	17%	26%	33%

As of December 31, 2024 and 2023, the Company's accounts receivable, net were $602.0 million and $400.3 million, respectively, which related to product sales, net of discounts and allowances. Please refer to Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements for discussion of the credit risk associated with accounts receivable, net.

The following table summarizes an analysis of the change in reserves for discounts and allowances for the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2022	$417	$67,493	$3,343	$23,445	$94,698
Provision	44,191	129,724	15,067	69,664	258,646
Adjustments relating to prior year	536	(5,103)	—	—	(4,567)
Payments/credits	(17,658)	(93,920)	(14,579)	(57,848)	(184,005)
Balance, as of December 31, 2023	$27,486	$98,194	$3,831	$35,261	$164,772
Provision	130,180	169,244	19,574	80,398	399,396
Adjustments relating to prior year	783	(19,732)	—	(88)	(19,037)
Payments/credits	(112,545)	(139,863)	(17,464)	(80,960)	(350,832)
Balance, as of December 31, 2024	$45,904	$107,843	$5,941	$34,611	$194,299

The following table summarizes the total reserves above included in the Company’s consolidated balance sheets for the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Reduction to accounts receivable, net	$85,142	$64,697
Component of accrued expenses	109,157	100,075
Total reserves	$194,299	$164,772

8. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Raw materials	$280,045	$133,963
Work in progress	610,692	318,458
Finished goods	47,209	61,806
Total inventory	$937,946	$514,227

No material inventory reserves existed as of December 31, 2024 or 2023. The Company classifies inventory associated with its PMO Products as non-current inventory when consumption of the inventory is expected beyond the Company's normal PMO Product inventory operating cycle of two years. Non-current inventory consists of raw materials and work in progress associated with the PMO Products.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Balance sheet classification
Inventory	$749,960	$322,859
Non-current inventory	187,986	191,368
Total inventory	$937,946	$514,227

9. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Collaboration and other receivables	$34,608	$29,786
Prepaid maintenance services	13,407	11,281
Tax-related receivables and prepaids	13,132	6,862
Prepaid clinical and pre-clinical expenses	10,220	10,280
Prepaid insurance	3,668	3,352
Prepaid commercial expenses	3,371	2,729
Prepaid employee benefits	2,841	946
Other	9,214	12,478
Total other current assets	$90,461	$77,714

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Intangible assets, net	$26,887	$29,620
Manufacturing-related deposits and prepaids	25,964	74,204
Restricted cash*	15,579	15,579
Prepaid maintenance services	4,381	5,466
Strategic investments	3,710	6,527
Other	3,394	5,375
Total other non-current assets	$79,915	$136,771

* The Company had approximately $15.6 million in restricted cash included in other non-current assets on the Company's consolidated balance sheets as of December 31, 2024 and 2023. Restricted cash for both years relates to (i) letters of credit established under the Company's various property leases that serve as security for potential future default of lease payments, (ii) a letter of credit established under a certain commercial supply agreement and (iii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or use for general obligations.

10. PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at historical cost, net of accumulated depreciation and accumulated impairment losses. The following table summarizes components of property and equipment, net, for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Construction in progress	$165,901	$91,089
Leasehold improvements	155,073	99,989
Lab and manufacturing equipment	129,881	108,101
Building and improvements	51,178	48,063
Software and computer equipment	50,179	50,179
Furniture and fixtures	10,399	9,339
Land and land improvements	10,171	10,171
Office equipment	1,699	1,193
Property and equipment, gross	574,481	418,124
Less: accumulated depreciation	(233,704)	(190,970)
Less: accumulated impairment loss	(441)	—
Property and equipment, net	$340,336	$227,154

For the years ended December 31, 2024, 2023 and 2022, depreciation expense totaled $42.7 million, $42.5 million, and $40.0 million, respectively.

11. INTANGIBLE ASSETS, NET

The following table summarizes the components of the Company’s intangible assets for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
In-licensed rights	$32,673	$32,673
Patents	4,858	4,889
Software licenses	302	302
Intangible assets, gross	37,833	37,864
Less: accumulated amortization	(10,946)	(8,244)
Intangible assets, net	$26,887	$29,620

The in-licensed rights relate to agreements with UWA, Nationwide, BioMarin and PPMD. These in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patent because the life of the related patent reflects the expected time period that the Company will benefit from the in-licensed rights. There were no additions of in-licensed rights during the year ended December 31, 2024. For more information related to the Company's in-licensed rights related to its license or settlement agreements with Nationwide, BioMarin and UWA, please refer to Note 3. License and Collaboration Agreements. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $2.7 million, $1.9 million and $1.9 million, respectively, of amortization expense related to intangible assets.

The following table summarizes the estimated future amortization for intangible assets:

As of December 31, 2024
(in thousands)
2025	$2,648
2026	2,513
2027	2,444
2028	2,366
2029	1,957
Thereafter	14,959
Total	$26,887

12. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Product revenue related reserves	$109,157	$100,075
Accrued employee compensation costs	91,119	78,732
Accrued contract manufacturing costs	77,842	33,024
Accrued clinical and pre-clinical costs	26,849	34,669
Accrued professional fees	17,691	17,187
Accrued income taxes	17,391	13,766
Accrued royalties	16,625	12,070
Accrued fixed assets	5,305	3,231
Accrued interest expense	4,192	4,395
Accrued milestone and license expense	2,000	11,375
Other	5,342	6,473
Total accrued expenses	$373,513	$314,997

13. INDEBTEDNESS

2027 Convertible Notes and Related Transactions

Issuance and Capped Call Transactions

In September 2022, the Company issued $1,150.0 million aggregate principal amount of convertible senior notes due on September 15, 2027. The 2027 Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15, commencing on March 15, 2023. The net proceeds were $1,126.7 million after deducting the discounts and offering expenses of $23.3 million, which is amortized under the effective interest method and recorded as additional interest expense over the life of the 2027 Notes. The effective interest rate on the 2027 Notes is 1.67%. The aggregate issuance of the 2027 Notes includes the issuance of $20.0 million in aggregate principal amount of 2027 Notes to the Michael A. Chambers Living Trust, an entity affiliated with Michael Chambers, a member of the Company’s board of directors.

The 2027 Notes may be convertible into 8,100,485 shares of the Company’s common stock at a conversion rate of 7.0439 shares per $1,000 principal amount of the 2027 Notes, or a conversion price of $141.97 per share. Upon conversion, at its discretion, the Company may pay cash, shares of its common stock or a combination of cash and stock. Prior to March 15, 2027, the holders of the 2027 Notes may convert their 2027 Notes at their option upon achievement of certain market conditions or occurrence of certain corporate events.

Only on or after September 20, 2025, should certain market conditions be met, the Company may redeem for cash all or any portion of the 2027 Notes at a redemption price equal to the principal amount of the 2027 Notes, plus accrued and unpaid interest. Holders of the 2027 Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of its respective principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the indenture agreement for the 2027 Notes. The 2027 Notes contain customary covenants and events of default, occurrence of which permits the holders to accelerate all outstanding obligations, including principal and interest.

In connection with the issuance of the 2027 Notes, the Company entered into privately negotiated capped call transactions with counterparties intended to minimize the impact of potential dilution upon conversion of the 2027 Notes (the “2022 Capped Calls”), which covers 8,100,485 shares of the Company’s common stock. The 2022 Capped Calls have an initial strike price of approximately $141.97 per share and a cap price of approximately $210.32 per share. If, upon conversion of the 2027 Notes, the price of the Company’s common stock is between the strike price and the cap price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value equal to the difference between the price of the Company’s common stock at the conversion date and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped calls being exercised. The Company paid $127.3 million for the 2022 Capped Calls.

Termination of 2019 Term Loan

On September 16, 2022, using proceeds received from the issuance of the 2027 Notes described above, the Company prepaid in full all of its amounts outstanding with respect to the December 2019 term loan with Biopharma Credit PLC and Biopharma Credit Investments V (Master) LP (the “December 2019 Term Loan”) and repaid in full all obligations due. The aggregate payoff amount was approximately $585.5 million, which includes $550.0 million of principal, additional loan consideration and premiums of $25.4 million, and accrued interest of $10.1 million through the repayment date. The loss on debt extinguishment was $26.9 million, and was included in the loss on debt extinguishment in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2022.

2024 Convertible Notes and Related Transactions

Issuance and Capped Call Transactions

In November 2017, the Company issued $570.0 million aggregate principal amount of senior convertible notes due on November 15, 2024. The 2024 Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.50% per annum, payable semi-annually in cash on each May 15 and November 15, commencing on May 15, 2018. The net proceeds were $559.4 million after deducting the discounts and offering expenses of $10.6 million, which is amortized under the effective interest method and recorded as additional interest expense over the life of the 2024 Notes. The effective interest rate on the 2024 Notes is 1.9%.

The 2024 Notes could be convertible into 7,763,970 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 13.621 shares per $1,000 principal amount of the 2024 Notes, or a conversion price of $73.42 per share, subject to adjustment under certain conditions. Upon conversion, the Company could pay cash, shares of its common stock or a combination of cash and stock, as determined by the Company at its discretion. The holders of the 2024 Notes could convert their 2024 Notes at their option upon achievement of certain market conditions or occurrence of certain corporate events.

The 2024 Notes were not redeemable by the Company prior to the maturity date. Holders of the 2024 Notes, however, had the right to require the Company to repurchase for cash all or a portion of their notes at 100% of its respective principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the indenture agreement for the 2024 Notes. The 2024 Notes contained customary covenants and events of default, occurrence of which permitted the holders to accelerate all outstanding obligations, including principal and interest.

In connection with the issuance of the 2024 Notes, the Company entered into privately negotiated capped call transactions with counterparties intended to minimize the impact of potential dilution upon conversion of the 2024 Notes (the “2017 Capped Calls”) which covers 7,763,970 shares of the Company’s common stock. The 2017 Capped Calls had an initial strike price of approximately $73.42 per share and a cap price of approximately $104.88 per share. If, upon conversion of the 2024 Notes, the price of the Company’s common stock was between the strike price and the cap price of the capped calls, the counterparties would deliver shares of the Company’s common stock and/or cash with an aggregate value equal to the difference between the price of the Company’s common stock at the conversion date and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped calls being exercised. The Company paid $50.9 million for the 2017 Capped Calls.

Repurchase and Capped Call Settlement

In September 2022, in connection with the issuance of the 2027 Notes, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2024 Notes (the “Repurchase”). The holders exchanged $150.6 million in aggregate principal value of 2024 Notes held by them for an aggregate payment of $248.6 million for full settlement of the principal value and accrued interest on such date. The repurchase was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for as a debt extinguishment. Accordingly, on the repurchase date, the Company recorded $98.5 million of debt extinguishment expense which was included in the loss on debt extinguishment within the consolidated statements of comprehensive income (loss) for the year ended December 31, 2022. Corresponding to the Repurchase, the related 2017 Capped Calls were terminated. As a result, the Company received $26.3 million in cash.

Exchange and Capped Call Settlement

In March 2023, the Company entered into separate, privately negotiated exchange agreements with certain holders of the outstanding 2024 Notes (the “Exchange”), which resulted in an exchange of $313.5 million in aggregate principal value of the 2024 Notes for shares of the Company’s common stock. In connection with the Exchange, the Company issued approximately 4.5 million shares of the Company's common stock with a fair value of approximately $693.4 million. The Company also incurred approximately $6.9 million in third-party debt conversion costs. The exchange was not pursuant to the conversion privileges included in the terms of the debt at issuance and therefore was accounted for as a debt extinguishment and resulted in a loss on debt extinguishment of $387.3 million, inclusive of the $6.9 million in third-party debt conversion costs, which was included in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2023. Corresponding to the Exchange, the related 2017 Capped Calls were terminated. As a result, the Company received $80.6 million in cash.

Conversion and Capped Call Settlement in 2024

Upon maturity as of November 15, 2024 (“the Maturity Date”), the Company converted the remaining outstanding bonds into approximately 1.2 million shares of its common stock equivalent to an aggregate principal amount of $91.6 million. A de minimis number of bonds were not converted and, as a result, the Company paid less than $0.1 million in cash to those bondholders. As the conversions were completed under the original terms of the 2024 Notes, there is no gain or loss impact on the accompanying consolidated statements of comprehensive income (loss).

In May 2024, the Company informed holders of the 2024 Notes of its election to settle the 2024 Notes in shares, which, pursuant to the terms of the 2017 Capped Call agreements, would require the Company to settle the 2017 Capped Calls in shares. On September 16, 2024 (the “Effective Date”), the Company entered into supplements with each of the counterparties to modify the terms of each of the 2017 Capped Calls to require settlement in cash rather than in shares. As a result of the modification, the Company reclassified the fair value of the 2017 Capped Calls of $43.9 million on the Effective Date from stockholders’ equity to derivative assets. As a result of the conversion, the Company ultimately received $45.3 million in cash to settle the remaining 2017 Capped Calls on November 15, 2024. The change in the fair value of the derivative assets from the Effective Date to Maturity Date was a gain of $1.5 million and recorded to other income (expense), net in the consolidated statements of comprehensive income (loss). There were no derivative assets remaining as of December 31, 2024.

Total Debt Obligations

As of December 31, 2024 and 2023, the Company recorded approximately $1,137.1 million and $1,238.0 million as debt on the consolidated balance sheets, respectively. As of December 31, 2023, the Company reclassified the balance of the 2024 Notes from long-term debt to current liabilities on its consolidated balance sheets, as the 2024 Notes matured in less than twelve months. As of December 31, 2024, all debt was long-term in nature.

The following table summarizes the Company’s debt instruments for the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Principal amount of the 2027 Notes	$1,150,000	$1,150,000
Principal amount of the 2024 Notes	—	105,847
Unamortized discount - debt issuance costs of 2027 Notes	(12,876)	(17,485)
Unamortized discount - debt issuance costs of 2024 Notes	—	(364)
Total carrying value of debt instruments	$1,137,124	$1,237,998

Fair value of 2027 Notes	$1,254,857	$1,172,276
Fair value of 2024 Notes	—	144,833
Total fair value of debt instruments	$1,254,857	$1,317,109

For the years ended December 31, 2024, 2023 and 2022, the Company recorded $20.6 million, $22.0 million and $53.2 million of interest expense, respectively. Total interest expense for the years ended December 31, 2024, 2023 and 2022 is inclusive of $5.0 million, $5.2 million and $7.5 million of amortization of debt discounts, respectively. The fair values of the 2027 Notes and 2024 Notes are based on open market trades and are classified as Level 1 in the fair value hierarchy.

The following table summarizes the total principal and contractual interest payments due under the Company’s debt arrangements:

	As of December 31, 2024
	Principal	Interest	Total Payments
	(in thousands)
2025	$—	$14,375	$14,375
2026	—	14,375	14,375
2027	1,150,000	14,375	1,164,375
Total payments	$1,150,000	$43,125	$1,193,125

14. EQUITY

In November 2024, the Board of Directors approved a share repurchase program (the “2024 Repurchase Program”) of up to $500.0 million of the Company’s outstanding common stock over the next 18 months. Correspondingly, the Company entered into a Rule 10b-18 repurchase plan that allows it to conduct open market repurchases periodically up to the remaining authorization under the 2024 Repurchase Program. There were no share repurchases of our common stock during the year ended December 31, 2024.

Repurchased shares are held as treasury stock. The amount paid to repurchase shares will be recorded as a reduction to stockholders’ equity. As treasury stock is not considered shares outstanding, it will be excluded from average common stock outstanding for both basic and diluted earnings per share.

15. STOCK-BASED COMPENSATION

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 ESPP”) which authorized 0.3 million shares of common stock available to be issued. In June 2016, 2019 and 2023, the Company’s stockholders approved an additional 0.3 million, 0.5 million and 0.3 million shares, respectively, of common stock available for issuance under the 2013 ESPP. As of December 31, 2024, 0.2 million shares of common stock remain available for future grant under the 2013 ESPP.

In June 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan, which authorized 2.9 million shares of common stock to be issued, allows for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), RSUs, performance shares and performance units. In June 2020, June 2022 and June 2023, an additional 3.8 million, 2.5 million and 2.5 million shares of common stock, respectively, were approved by the Company’s stockholders and added to the 2018 Plan. As of December 31, 2024, together with the roll-over shares from the Company’s 2011 Equity Incentive Plan, 3.4 million shares of common stock remain available for future grant under the 2018 Plan.

In March 2024, the Company initiated the 2024 Employment Commencement Incentive Plan (the “2024 Plan”). The 2024 Plan, which authorized 0.6 million shares of common stock to be issued, allows for the grant of stock options, SARs, RSAs, RSUs, performance shares and performance units. In June 2024, there was an addition of 0.5 million shares to the 2024 Plan. As of December 31, 2024, 1.0 million shares of common stock remain available for future grant under the 2024 Plan.

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

The fair values of stock options granted during the periods presented are measured on the date of grant using the Black-Scholes-Merton option-pricing model, with the following assumptions:

For the Year Ended December 31,
	2024	2023	2022
Risk-free interest rate (1)	3.5 - 4.4%	3.5 - 4.9%	1.6 - 4.2%
Expected dividend yield (2)	—	—	—
Expected term (3)	5.81 years	5.23 years	5.09 years
Expected volatility (4)	40.8 - 53.5%	46.8 - 63.2%	52.4 - 72.9%

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

The following table summarizes the Company’s stock option activity for the period indicated:

	For the Year Ended December 31, 2024
		Weighted-Average
	Shares	Exercise Price
Grants outstanding at beginning of the period	9,582,695	$78.57
Granted	331,920	128.89
Exercised	(850,117)	79.33
Cancelled and forfeited	(180,026)	122.38
Grants outstanding at end of the period	8,884,472	$79.49

Grants exercisable at end of the period	6,267,957	$77.66
Grants vested and expected to vest at end of the period	8,726,976	$78.66

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $67.31, $70.94 and $48.82, respectively.

		Weighted-Average
	Aggregate	Remaining
	Intrinsic Value	Contractual
	(in thousands)	Life (Years)
Options outstanding at December 31, 2024	$425,039	4.8
Options exercisable at December 31, 2024	$307,232	4.4
Options vested and expected to vest at December 31, 2024	$423,367	4.7

The following table summarizes the Company’s shares vested and stock options exercised for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Aggregate grant date fair value of shares vested	$147,631	$142,692	$140,889
Aggregate intrinsic value of stock options exercised	$57,158	$29,711	$12,150

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

During both years ended December 31, 2023 and 2022, respectively, 550,110 options relating to the Unvested Tranche became vested as they met the conditions for vesting and, accordingly, all previously unrecognized expense associated with these options was immediately recognized. For the years ended December 31, 2023 and 2022, the Company recorded $13.4 million and $109.9 million as stock-based compensation expense relating to the CEO’s awards, respectively. As of December 31, 2023, the Unvested Tranche was fully expensed.

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

Restricted Stock Units

The Company grants RSUs to members of its board of directors and employees. The following table summarizes the Company’s RSU activity for the period indicated:

	For the Year Ended December 31, 2024
			Weighted-Average
			Grant Date
	Shares		Fair Value
Grants outstanding at beginning of the period	2,240,504	(1)	$120.17
Granted	1,409,347	(2)	129.31
Vested	(734,922)		107.93
Forfeited	(197,515)		126.19
Grants outstanding at end of the period	2,717,414		$127.78

(1) Included in RSUs outstanding at the beginning of the year ended December 31, 2024 are 33,000 shares of PSUs (the “March 2022 PSU”) with performance conditions related to regulatory approval of certain of the Company's product candidates and 485,275 shares of PSUs (the “March 2023 PSU”) with performance conditions related to regulatory approval of certain of the Company's product candidates and the achievement of a certain financial performance target.

(2) Included in RSUs granted during the year ended December 31, 2024 are 97,460 shares with performance conditions (the “March 2024 PSU”), which are related to the achievement of certain financial performance targets and regulatory approval of certain of the Company's product candidates and 24,500 shares of the March 2023 PSU, which are related to the achievement of a certain financial performance target.

Stock options and the remaining RSUs granted during the year ended December 31, 2024 have only service-based criteria and vest over four years.

As of December 31, 2024, the following PSUs became vested or eligible for vesting:

•
March 2022 PSU: The expanded regulatory approval of ELEVIDYS in June 2024 resulted in 33,000 shares becoming eligible for vesting, which is contingent on the fulfillment of remaining service conditions.
•
March 2023 PSU: The achievement of a certain financial performance target during the year ended December 31, 2024 resulted in 24,500 shares becoming eligible for vesting, which is contingent on the fulfillment of remaining service conditions.
•
March 2024 PSU: The expanded regulatory approval of ELEVIDYS in June 2024 resulted in the cliff-vesting of 44,300 of the 97,460 shares of the March 2024 PSU during the year ended December 31, 2024.

As of December 31, 2024, none of the remaining performance conditions associated with the March 2022 PSU and March 2024 PSU were probable of being achieved.

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $151.20 and $85.39, respectively. The fair values of RSUs vested during the years ended December 31, 2024, 2023 and 2022 totaled $86.9 million, $82.6 million and $33.1 million, respectively.

2013 Employee Stock Purchase Plan

Under the Company’s 2013 ESPP, participating employees purchase common stock through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The 24-month offering period will end between August 31, 2025 and August 31, 2026. The following table summarizes the Company’s ESPP activity for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
Number of shares purchased	143,589	153,027	115,124
Proceeds received (in millions)	$12.2	$10.8	$7.5

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense by grant type and by function included within the consolidated statements of comprehensive income (loss):

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock options	$62,255	$79,472	$174,868
Restricted stock units	135,612	97,808	52,601
Employee stock purchase plan	7,266	5,234	5,549
Subtotal	$205,133	$182,514	$233,018
Capitalized stock-based compensation costs*	(20,833)	—	—
Total stock-based compensation expense included in expenses	$184,300	$182,514	$233,018
Research and development	74,010	82,489	61,293
Selling, general and administrative	110,290	100,025	171,725
Total stock-based compensation expense included in expenses	$184,300	$182,514	$233,018

*Prior to the year ended December 31, 2024, capitalized stock-based compensation costs were not material.

As of December 31, 2024, there was $238.5 million of total unrecognized stock-based compensation expense related to the Company’s stock-based compensation plans, including estimated forfeitures. The expense is expected to be recognized over a weighted-average period of approximately two years. Of this amount, $72.9 million related to options with service conditions only, $7.9 million related to PSUs with certain performance conditions not met and the remaining $157.7 million related to restricted stock units with service conditions only.

16. 401(K) PLAN

The Company sponsors a 401(k) Plan in the U.S. and other retirement plans (“the Plan”) in the rest of the world, all of which are defined contribution plans. The Plan is available to all employees who are age 21 or older. Participants may make voluntary contributions and the Company makes matching contributions according to the Plan’s matching formula. Matching contributions fully vest after one year of service for all employees. The expense related to the Plan primarily consists of the Company’s matching contributions.

Expense related to the Plan totaled $9.8 million, $8.8 million and $6.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

17. OTHER INCOME (LOSS), NET

The following table summarizes other income (loss), net for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Accretion of investment discount, net	$41,132	$49,712	$11,235
Interest income	30,635	36,257	16,488
Interest expense	(18,391)	(22,010)	(53,248)
Change in fair value of derivatives*	(7,838)	(1,200)	6,700
Impairment of strategic investments	—	(30,321)	(2,575)
Other, net	(2,845)	617	(6,921)
Other income (expense), net	$42,693	$33,055	$(28,321)
Loss on debt extinguishment	—	(387,329)	(125,441)
Gain from sale of Priority Review Voucher	—	102,000	—
Total other income (loss), net	$42,693	$(252,274)	$(153,762)

* Related to the change in fair value of the contingent consideration derivative liabilities and the 2017 Capped Calls derivative assets. For more information, please read Note 5, Fair Value Measurements and Note 13, Indebtedness.

18. INCOME TAXES

The following table summarizes the income (loss) before the provision for income taxes by jurisdiction for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$168,666	$(238,660)	$(251,384)
Foreign	92,108	(281,438)	(438,579)
Total	$260,774	$(520,098)	$(689,963)

The following table summarizes the provision for income taxes in the accompanying consolidated financial statements for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current provision:
Federal	$5,064	$4,180	$—
State	19,748	11,111	13,193
Foreign	972	753	944
Total current provision	25,784	16,044	14,137
Deferred benefit:
Federal	—	—	—
State	—	—	—
Foreign	(249)	(165)	(612)
Total deferred benefit	(249)	(165)	(612)
Total income tax expense	$25,535	$15,879	$13,525

The following table summarizes the reconciliation between the Company’s effective tax rate and the statutory income tax rate for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
State taxes	(0.5)	(7.7)	4.1
Research and development tax credits	(8.3)	28.3	6.9
Valuation allowance	2.2	(13.7)	(14.7)
Permanent differences	0.1	(0.2)	(1.1)
Stock-based compensation	6.1	(2.0)	(1.5)
Excess benefit stock deductions	(4.3)	1.6	0.3
Foreign rate differential	(7.2)	(11.3)	(13.2)
Non-deductible repurchase premium	—	—	(2.2)
Non-deductible premium on note conversion	—	(15.3)	—
Other	0.7	(3.8)	(1.6)
Effective tax rate	9.8%	(3.1)%	(2.0)%

The significant items impacting the Company’s effective tax rate for each of the periods primarily include state taxes, research and development tax credits, valuation allowance, stock-based compensation, and foreign rate differential. For the year ended December 31, 2023, the Company's effective tax rate was also significantly impacted by the $379.9 million non-deductible premium paid on the conversion of the 2024 Notes.

The following table summarizes the deferred tax assets and liabilities for each of the periods indicated:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$67,594	$154,948
Difference in depreciation and amortization	35,805	36,611
Research and development tax credits	381,451	374,017
Stock-based compensation	107,775	94,452
Lease liabilities	48,172	33,792
Capitalized inventory	7,009	35,269
Debt discount	18,678	25,597
Capitalized research and development costs	203,416	106,534
Other	52,658	50,308
Total deferred tax assets	922,558	911,528
Deferred tax liabilities:
Right of use asset	(31,971)	(25,800)
Debt discount	—	—
Total deferred tax liabilities	(31,971)	(25,800)
Valuation allowance	(888,335)	(883,665)
Net deferred tax assets	$2,252	$2,063

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize the costs over five years for research activities performed in the United States and 15 years for research activities performed outside the United States. The requirement to capitalize research and development costs for tax purposes resulted in the Company having taxable profits and recording federal and state tax expense of $5.1 million and $19.7 million, respectively. The state tax expense of $19.7 million is primarily related to the temporary suspension of utilizing net operating loss carryforwards in certain states the Company operates in.

On a periodic basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of such deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income, potential carryback claims and tax planning strategies to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has concluded that it is more likely than not that the Company will not recognize the benefits of its net federal and state deferred tax assets. Accordingly, a full valuation allowance against the U.S. net deferred tax assets is maintained at December 31, 2024 and 2023. The Company continues to monitor its recent earnings history and it is possible that within the next 12 months, there may be sufficient positive evidence to release a portion or all of the Company’s valuation allowance. The release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company’s level of profitability, revenue growth, and expectations regarding future profitability. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The total deferred tax asset balance subject to the valuation allowance was approximately $890.6 million as of December 31, 2024. The Company will continue to monitor the need for a full or partial valuation allowance on a quarterly basis.

The Company generated foreign deferred tax assets mainly consisting of net operating loss carryforwards, stock-based compensation and unrealized gain/losses. Based upon the income projections in the majority of the foreign jurisdictions, the Company believes it will realize the benefit of its future deductible differences in these jurisdictions. As such, the Company has not recorded a valuation allowance against the net deferred tax assets in these foreign jurisdictions. Brazil, Germany and the Netherlands have generated deferred tax assets, which consist primarily of net operating loss carryforwards. The Company has concluded that it is more likely than not that it will not recognize the future benefits of the deferred tax assets in these jurisdictions, and accordingly, a full valuation allowance has been recorded against these foreign deferred tax assets.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $134.9 million and $354.8 million, respectively, available to reduce future taxable income. Federal and state net operating loss carry forwards of $69.1 million and $341.0 million will expire at various dates between 2025 and 2041. Federal and state net operating loss carryforwards of $65.8 million and $13.8 million, respectively, can be carried forward indefinitely. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code and similar state laws based on future ownership changes and the value of the Company’s stock. Additionally, the Company has $40.9 million and $48.9 million of federal and state research and development credits, respectively, and $301.9 million of federal orphan drug tax credits available to offset future tax liabilities. These federal and state research and development credits expire between 2034 and 2044 and between 2031 and 2039, respectively. The federal orphan drug credits expire between 2034 and 2044. The Company also has foreign net operating loss carryforwards of $13.5 million, mainly derived from the net operating loss generated by its subsidiary in Brazil, which may be carried forward indefinitely.

The Company, or one of its subsidiaries, files income tax returns in the U.S., and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2021 through December 31, 2024. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for each of the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of the period	$65,030	$61,704	$53,815
Increase related to current year tax positions	1,728	4,126	8,079
Increase related to prior year tax positions	178	—	—
Decrease related to prior year tax positions	(401)	(800)	(190)
Balance at end of the period	$66,535	$65,030	$61,704

The balance of total unrecognized tax benefits at December 31, 2024, if recognized, would not affect the effective tax rate on income from continuing operations, due to a full valuation allowance against the Company’s U.S. deferred tax assets. The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. It had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2024 or 2023. No interest and/or penalties were recognized in 2024, 2023, or 2022.

The Company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax cost. Otherwise, the Company considers all of its foreign earnings to be permanently reinvested outside of the U.S. and has no plans to repatriate these foreign earnings to the U.S. The Company has no material unremitted earnings from its non-U.S. subsidiaries.

19. LEASES

The Company has real estate operating leases in Cambridge, Andover, Burlington and Bedford, Massachusetts, Dublin and Columbus, Ohio, and Durham, North Carolina that provide for scheduled annual rent increases throughout each lease’s term. The Company has also identified leases embedded in certain of its manufacturing and supply agreements as the Company determined that it controls the use of the facilities and related equipment therein. For more information related to the lease embedded in manufacturing and supply agreements with Catalent, Inc. (“Catalent”), please refer to Note 22, Commitments and Contingencies.

Bedford, Massachusetts

On April 22, 2022, the Company entered into a lease agreement (the “Bedford Lease”) for 288,000 square feet of to-be-constructed research and development and manufacturing space in Bedford, Massachusetts. The term of the Bedford Lease commences upon the landlord’s completion of the initial construction of the core and shell of the building, at which time the Company will obtain control of the premises and commence internal construction activities. The initial term of the Bedford Lease is anticipated to terminate on December 31, 2038. The Company has two options to extend the lease for a period of ten years each, exercisable under certain conditions and at a market rate determined in accordance with the lease agreement. The lease commenced in May 2023 as the Company obtained control of the premises.

The Bedford Lease provides for a tenant improvement allowance from the landlord of $72.0 million to be used towards costs incurred by the Company in the design and construction of the premises, which was recorded as a reduction to ROU assets and lease liabilities. In August 2024, the Company entered into an amendment to the Bedford Lease to extend the term in which the tenant improvement allowance could be reimbursed from the landlord (the “Bedford Amendment”) through December 2, 2025. The Company also agreed to reimburse the landlord for certain costs incurred in order to fund the extension of the reimbursement period associated with the tenant improvement allowance, totaling $2.9 million. The Bedford Amendment was accounted for as a modification to the Bedford Lease.

In May 2022, in connection with the execution of the Bedford Lease, the Company issued a letter of credit collateralized by cash deposits of approximately $8.4 million, which was included in other non-current assets of the Company’s consolidated balance sheets. Such letter of credit shall be reduced to approximately $5.6 million at the commencement of the fourth rent year, provided certain conditions set forth in the Bedford Lease are satisfied. Additionally, the Company is responsible for reimbursing the landlord for the Company’s share of the property’s operating expenses and property taxes.

The Company had a lease liability and ROU asset of $143.3 million and $91.6 million, respectively, on the consolidated balance sheets as of December 31, 2024 related to the Bedford Lease. Tenant improvement costs incurred by the Company that had been reimbursed by the landlord totaled $40.3 million as of December 31, 2024 and are recorded as an increase to the lease liability within the Company's consolidated balance sheets.

Columbus, Ohio

In December 2018, the Company entered into a lease agreement for a research and development facility in Columbus, Ohio, which was subsequently amended in May 2022 (the “Columbus Amendment,” together with the Columbus Amendment, the lease agreement is referred to as the “Columbus Lease”). The Columbus Lease expands from its current form of approximately 78,000 square feet to 167,000 square feet through a series of expansion spaces commencing at various periods through January 1, 2025.

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

The Company commenced design and construction activities on areas of the premises of approximately 18,000 square feet (the “Second Expansion Space”), 36,000 square feet (the “Initial Expansion Space”) and 19,000 square feet (the “Third Expansion Space”) on June 1, 2022, October 1, 2022 and September 1, 2023, respectively. As a result, it was determined that the lease related to the Second Expansion Space, the Initial Expansion Space and the Third Expansion Space had commenced on those three dates, respectively. The total ROU asset and lease liability associated with the Columbus Lease, inclusive of the Third Expansion Space, the Second Expansion Space and the Initial Expansion Space, was $11.1 million and $19.3 million, respectively, as of December 31, 2024.

Lease Obligations

As of December 31, 2024, ROU assets for operating leases were $148.3 million and operating lease liabilities were $205.7 million. The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s operating leases for the periods indicated:

	For the Year Ended December 31,
	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$35,020	$29,895
Variable lease cost	68,624	38,442
Total lease cost	$103,644	$68,337

Other information
Operating lease payments	$33,225	$21,608
Operating lease liabilities arising from obtaining ROU assets	$35,361	$80,203
Weighted-average remaining lease term	11.7 years	11.2 years
Weighted-average discount rate	8.0%	9.1%

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2024:

For the Year Ended December 31, 2024
(in thousands)
2025	$31,758
2026	31,530
2027	31,556
2028	32,279
2029	25,796
Thereafter	229,353
Total minimum lease payments	382,272
Less: imputed interest and tenant incentive reimbursable by lessors	(176,526)
Total operating lease liabilities	$205,746
Included in the consolidated balance sheet:
Current portion of lease liabilities within other current liabilities	$13,273
Lease liabilities, non-current	192,473
Total operating lease liabilities	$205,746

20. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the treasury stock method for stock awards and the if-converted method for convertible debt by dividing net income by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company recorded a net loss for the years ended December 31, 2023 and 2022, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income (loss) – basic	$235,239	$(535,977)	$(703,488)
Add: interest expense, net of tax, on the Company's convertible debt	17,000	—	—
Net income (loss) – diluted	$252,239	$(535,977)	$(703,488)
Denominator:
Weighted-average common shares outstanding, basic	95,075	92,398	87,559
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	3,513	—	—
Common stock issuable under the Company's convertible debt	9,287	—	—
Weighted-average common shares outstanding, diluted	107,875	92,398	87,559
Earnings (loss) per common share, basic	$2.47	$(5.80)	$(8.03)
Earnings (loss) per common share, diluted	$2.34	$(5.80)	$(8.03)

The following table summarizes potential shares of common stock that were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	For the Year Ended December 31,
	2024		2023		2022
	(in thousands)
Common stock issuable under the Company's equity incentive plans	2,520	(1)	11,956	(2)	11,229	(3)
Common stock issuable under the Company's convertible debt	—		9,542		13,813
Total number of potentially issuable common stock	2,520		21,498		25,042

(1) As of December 31, 2024, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 1.2 million shares that are dilutive but have performance or market conditions that were not met as of the end of the period.

(2) As of December 31, 2023, the anti-dilutive common stock issuable under the Company's equity incentive plans includes 1.1 million shares that have performance or market conditions that were not met. These were anti-dilutive as the Company was in a net loss position at the end of the period.

(3) As of December 31, 2022, the anti-dilutive common stock issuable under the Company's equity incentive plans includes 1.1 million shares that have performance or market conditions that were not met. These were anti-dilutive as the Company was in a net loss position at the end of the period.

21. SEGMENT INFORMATION

The Company, together with its wholly-owned subsidiaries, is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. The Company’s research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. The Company’s supply chain organization manages the development of the manufacturing processes, clinical trial supply and commercial product supply. The Company’s commercial organization is responsible for worldwide commercialization of EXONDYS 51, VYONDYS 53 and AMONDYS 45 and domestic commercialization of ELEVIDYS. The Company is supported by other back-office general and administration functions. Consistent with this decision-making process, the Company’s CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.

The Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases. The Company’s reportable segment derives its revenues from sales of its products, which include the PMO Products and ELEVIDYS, as well as through collaboration and other revenues primarily generated from its collaboration arrangement with Roche and other revenues related to commercial ELEVIDYS supply to Roche and royalty revenue from Roche. The Company’s CEO, as the CODM, manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and in line with the Company's strategic goals. The Company’s accounting policies associated with segment information are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements.

The measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income (loss). The CODM uses consolidated net income (loss) to assess the segment’s overall profitability. The table below includes information about the Company’s segment, including significant segment expenses, and a reconciliation to net income (loss):

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Total revenues	$1,901,979	$1,243,336	$933,013

Segment expenses and other segment items
Cost of sales (excluding amortization of in-licensed rights)	319,099	150,343	139,989
Compensation and other personnel expenses	335,830	319,080	256,382
Manufacturing expenses	329,011	345,826	466,111
Clinical trial expenses	163,565	187,289	135,838
Facility- and technology-related expenses (excluding depreciation and amortization)	106,281	88,559	71,700
Research and development- other (excluding non-cash items) (a)	108,597	118,727	117,171
Selling, general and administrative- other (excluding non-cash items) (b)	226,598	181,310	124,948
Roche collaboration reimbursement	(127,107)	(106,885)	(117,807)
Other segment items (c)	(30,449)	(49,129)	(11,014)
Interest expense	18,391	22,010	53,248
Interest income	(30,635)	(36,257)	(16,488)
Income tax expense	25,535	15,879	13,525
Depreciation and amortization expense	37,724	44,397	41,864
Stock-based compensation expense	184,300	182,514	233,018
Gain from sale of Priority Review Voucher	—	(102,000)	—
Impairment of strategic investments	—	30,321	2,575
Loss on debt extinguishment	—	387,329	125,441
Segment net income (loss)	$235,239	$(535,977)	$(703,488)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$235,239	$(535,977)	$(703,488)

(a) Research and development-other includes professional services, up-front, milestone, and other expenses, pre-clinical expenses and research and other expenses.

(b) Selling, general and administrative-other includes professional services and other expenses.

(c) Other segment items included in segment net income (loss) include accretion of investment discount, net, change in fair value of derivatives and other, net, as well as the items separately presented and not defined as significant expenses below.

Significant expense categories that are regularly provided to the CODM include cost of sales (excluding amortization of in-licensed rights), compensation and other personnel expenses, manufacturing expenses, clinical trial expenses, facility- and technology-related expenses, research and development- other and selling, general and administrative- other. The other expense or income information are other segment items and include separate presentation of interest expense, income tax expense, depreciation and amortization, stock-based compensation, which are included in the measure of segment income (loss) but are not significant segment expenses.

Assets provided to the CODM for the single segment are consistent with those reported on the consolidated balance sheets.

22. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The Company has entered into long-term contractual arrangements from time to time for the provision of goods and services. The following table presents non-cancelable contractual obligations arising from long-term contractual arrangements, including obligations related to leases embedded in certain supply agreements:

As of December 31, 2024
(in thousands)
2025	$943,067
2026	141,233
2027	79,860
2028	72,341
Total manufacturing commitments*	$1,236,501

* Total manufacturing commitments include the Catalent Agreement (defined below), for which the Company determined has a lease embedded in it and, as such, has ROU assets and lease liabilities recorded on the consolidated balance sheets as of December 31, 2024.

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

In October 2021, the Company executed a third amendment (the “Third Amendment”) that modified the terms of the Thermo Agreements, which significantly decreased the Company’s right of use of the facility’s capacity and reduced the fixed and in-substance fixed payments due over the remaining term of the agreement. Under the Third Amendment, the Company has committed to guaranteed purchases under the Third Amendment on a take-or-pay basis regardless of whether services or goods are ordered. During the year ended December 31, 2022, the Company did not satisfy the total annual guaranteed purchase requirements and, as a result, recognized a loss of approximately $54.0 million, which was classified as research and development expense in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2022, with the outstanding liability reflected as accrued contract manufacturing costs within accrued expenses in the consolidated balance sheets as of December 31, 2022. No similar losses were incurred during the years ended December 31, 2023 or 2024.

In March 2023, the Company executed a fourth amendment (the “Fourth Amendment”) that modified the terms of the Thermo Agreement. The Fourth Amendment removed the previous minimum batch purchase commitment and associated fee for the remaining term of the Thermo Agreement, and instead implemented a fee of up to $60.0 million, to be paid in three installments of $20.0 million each by March 1, 2024, December 31, 2024 and December 31, 2025, respectively. During the year ended December 31, 2024, the Company paid the first $20.0 million installment due March 1, 2024, considered a nonrefundable advance payment.

On July 18, 2024, the Company issued a termination notice to Thermo to terminate the Thermo Agreement. The termination was effective as of August 21, 2024. The aggregate net impact of the termination was $55.4 million of research and development expense in the accompanying consolidated statements of comprehensive income (loss). As the Company had yet to obtain regulatory approval to produce commercial supply of ELEVIDYS at Thermo manufacturing facilities, the Company recorded the charges incurred as research and development expenses during the year ended December 31, 2024. Included in the net impact noted above are non-cash charges due to the termination of $62.7 million, related to the remaining unamortized nonrefundable advance payments. Additionally, there were unbilled service and material costs ordered by the Company as of the termination date of $29.2 million that were expensed as research and development expense during the year ended December 31, 2024. As related to the termination, costs reimbursable by Roche under the Roche Agreement and reflected as a reduction to research and development expenses were $36.5 million.

Catalent, Inc.

The Company entered into a manufacturing collaboration agreement and, subsequently, a manufacturing and supply agreement with Catalent, formerly Paragon Biosciences, Inc. in October 2018 and February 2019, respectively (collectively, the “Catalent Agreements”). Pursuant to the terms of the Catalent Agreements, Catalent agreed to provide the Company with two dedicated clean room suites and an option to reserve two additional clean room suites for its gene therapy programs, subject to certain minimum and maximum volume limitations. In September 2019, the Company exercised the option to gain access to the two additional clean room suites. The Company determined that the Catalent Agreements contained a lease because the Company had the right to direct the use of the facility and related equipment therein. The lease on all four dedicated clean room suites at Catalent commenced during 2020, which is when the dedicated clean room suites became available for use by the Company. In March 2021, the Company modified the terms of the Catalent Agreements, which decreased the Company’s right of use of certain dedicated clean room suites. As of December 31, 2024, the Company controls two clean room suites.

In November 2022, the Company modified certain terms of the Catalent Agreements which extended the term of the agreement through December 31, 2028, which represented a modification of the existing embedded lease over certain clean room suites. The modification resulted in the recognition of additional ROU assets and lease liabilities of $19.2 million, as well as reclassification of $3.9 million between long-term and short-term manufacturing deposits. The modification also removed certain fixed payments due over the remaining term of the agreement. Further, in order to maintain the Company's dedicated clean room suites, it has committed to guaranteed purchases under the Amendment on a take-or-pay basis regardless of whether services or goods are ordered. The Company has the ability to terminate the Catalent Agreements prior to expiration, subject to the payment of additional financial consideration. As of December 31, 2024, the Company believes it is probable that the guaranteed purchase requirements will be met in the normal course of business throughout the term of the Catalent Agreements.

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

In January 2025, the Company modified certain terms of the Aldevron Agreements which extended the term of the agreement through December 31, 2028 (the “Aldevron Amendment”). As a result of the Aldevron Amendment, the Company has the option to extend the term of the Aldevron Agreements by one year if the Company delivers a written notice of its intention to extend to Aldevron no later than June 1, 2028. Both parties have the right to early terminate without additional penalty. The Company has determined that the Aldevron Amendment does not contain an embedded lease because it does not convey the right to control the use of Aldevron’s facility or related equipment therein.

Other Funding Commitments

The Company has several on-going clinical trials in various clinical trial stages. Its most significant clinical trial expenditures are to contract research organizations (“CROs”). The CRO contracts are generally cancellable at the Company’s option. As of December 31, 2024, the Company had approximately $594.5 million in cancellable future commitments based on existing CRO contracts. For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $110.1 million, $112.2 million and $78.7 million, respectively, for expenditures incurred by CROs.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the matters described below as of December 31, 2024.

On September 15, 2020, REGENXBIO INC. (“Regenx”) and the Trustees of the University of Pennsylvania (“U-Penn”) filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ’617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make AAV gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ’617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, damages that are no less than a reasonable royalty (treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 5, 2024, the Court granted Sarepta’s motion for summary judgment on the grounds that the asserted claims of Regenx’s ’617 Patent are invalid because they cover patent ineligible subject matter under 35 U.S.C. § 101. On January 12, 2024, the Court entered judgment and closed the case. Plaintiffs have appealed to the U.S. Court of Appeals for the Federal Circuit.

On June 20, 2023, Regenx and U-Penn commenced a second patent infringement lawsuit against Sarepta and its contract manufacturer, Catalent asserting patent alleged infringement of U. S. Patent No. 11,680,274 (“the ’274 Patent”). In the second lawsuit, Regenx and U-Penn allege that Sarepta and Catalent’s manufacture, use and commercial launch of ELEVIDYS® (formerly/also known as SRP-9001) infringe the ’274 Patent. Sarepta answered the complaint on August 10, 2023, and a case schedule has been set with a trial commencing on November 17, 2025. On February 21, 2024, Sarepta submitted a petition for Inter Partes Review for filing with the Patent Trial and Appeal Board (“PTAB”) at the U.S. Patent and Trademark Office (“USPTO”). The petition seeks to invalidate the ’274 Patent. On August 22, 2024, the PTAB instituted inter partes review of all challenged claims of the ’274 Patent on all asserted grounds.

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserted a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the PTAB at the USPTO in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserted claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further sought a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from UWA (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). In its complaint, NS sought legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintained all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta also sought a determination of invalidity of the NS Patents. In its counterclaim complaint, Sarepta sought an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. On August 14, 2023, the Court granted cross motions to amend the pleadings, allowing Sarepta to add a counterclaim against NS for inequitable conduct, and NS to add counterclaims against Sarepta for inequitable conduct and Walker Process fraud. The parties have since stipulated to the dismissal of NS’s claim of infringement of its ’361 Patent and certain claims of the ’322 Patent, and NS’s breach of contract claim. The Court bifurcated the Walker Process fraud claim on April 18, 2024, and granted Sarepta's motion for summary judgement of infringement of the ’851 Patent and NS’s motion for partial summary judgment of infringement of certain NS patents on May 1, 2024. After a jury trial in December 2024, the jury found that NS’s ’092 Patent is invalid as obvious and Sarepta’s and UWA’s ’851 Patent is not invalid. The jury did not find that NS’s infringement was willful. The jury awarded Sarepta approximately $115.2 million in damages for NS’s infringement relating to its sales of Viltepso in the United States, and the parties stipulated to approximately $0.8 million in reasonable royalty damages for NS's sales of Viltepso outside of the United States, both through December 15, 2024. Judgement was entered on January 7, 2025. On February 14, 2025, Sarepta filed a motion seeking supplemental damages and NS filed post-trial motions challenging the jury's verdict, as well as briefing relating to its inequitable conduct claim, which was tried to the court in December 2024.

On or about June 5, 2023, Sarepta initiated a patent infringement lawsuit against Nippon Shinyaku in Japan, alleging that NS’s production, sales and offers to sell Viltepso infringe Sarepta’s Japanese Patent No. 6406782. NS filed its preliminary answer on July 13, 2023. A technical presentation session occurred on July 26, 2024. Sarepta subsequently abandoned its claims and the case was terminated on January 30, 2025.

On July 26, 2024, Genzyme Corporation filed a lawsuit against Sarepta Therapeutics, Inc. and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of United States Patent Nos. 9,051,542 (the “’542 Patent”) and 7,704,721 (the “’721 Patent”) arising from Sarepta’s alleged manufacture and sale of ELEVIDYS® (delandistrogene moxeparvovec-rokl). In its complaint, Genzyme seeks, inter alia, damages for the alleged infringement, including increased damages up to three times the amount found or assessed, together with prejudgment and post-judgment interest and costs. Following a partial motion to dismiss by Sarepta, Genzyme filed its First Amended Complaint on November 21, 2024. In its First Amended Complaint, Genzyme no longer alleges willfulness or indirect infringement before the filing of the complaint. Sarepta answered the First Amended Complaint on December 12, 2024. The Court entered a scheduling order, with a trial scheduled for January 25, 2027.

On December 20, 2024, Brammer Bio MA, LLC filed an arbitration demand against Sarepta relating to Sarepta’s termination of the Thermo Agreement. Brammer Bio MA, LLC alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing and a violation of MGL c. 93A, and seeks relief including damages, treble damages, and attorneys’ fees and costs. On January 24, 2025, Sarepta filed its answer and asserted counterclaims for declaratory judgment and breach of contract, seeking relief including damages and attorneys’ fees and costs.

23. SUBSEQUENT EVENT

On February 13, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and as collateral agent and the lenders party thereto. The Credit Agreement provides for a five-year, $600.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

Interest rates under the Revolving Credit Facility are variable and equal to the Secured Overnight Financing Rate plus a credit spread adjustment of 0.10% per annum (“Adjusted SOFR”), plus a margin of 1.125% to 1.75% per annum, or, at the Company’s option, at a base reference rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the Administrative Agent as its “base rate” and (c) the one-month Adjusted SOFR rate plus 1.00%, plus a margin of 0.125% to 0.75% per annum. The Company also will pay an unused commitment fee ranging from 0.20% to 0.35% per annum on the unused commitments.

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement also contains financial covenants that are assessed on the last day of each of the Company’s fiscal quarters, including certain financial ratios.

The Company paid $3.2 million in arrangement and up-front fees on the Closing Date. The Company may voluntarily prepay the outstanding revolving loans under the Revolving Credit Facility in whole or in part without premium or penalty provided that the prepayment shall be in certain amounts as specified therein. The Company is currently evaluating the Revolving Credit Facility to determine the impact on its consolidated financial statements and related disclosures. As of the date of this filing, the Company has not drawn upon the Revolving Credit Facility.