Form 10-Q
period 2025-03-31
Sarepta Therapeutics, Inc.
filed 2025-05-06
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	98,277,032
(Class)	(Outstanding as of May 2, 2025)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of March 31, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$240,867	$1,103,010
Short-term investments	281,895	251,782
Accounts receivable, net	659,371	601,988
Inventory	941,432	749,960
Manufacturing-related deposits and prepaids	203,490	276,262
Other current assets	105,478	90,461
Total current assets	2,432,533	3,073,463
Property and equipment, net	360,587	340,336
Right of use assets	147,063	148,310
Non-current inventory	181,158	187,986
Strategic investments	154,370	3,710
Non-current investments	109,125	133,163
Other non-current assets	80,551	76,205
Total assets	$3,465,387	$3,963,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$156,105	$214,442
Accrued expenses	391,650	373,513
Deferred revenue, current portion	44,859	130,256
Other current liabilities	12,974	13,473
Total current liabilities	605,588	731,684
Long-term debt	1,138,289	1,137,124
Lease liabilities, net of current portion	205,460	192,473
Deferred revenue, net of current portion	325,000	325,000
Contingent consideration	47,400	47,400
Other non-current liabilities	927	1,750
Total liabilities	2,322,664	2,435,431
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 98,254,898 and 96,900,496 issued and outstanding at March 31, 2025, and December 31, 2024, respectively	10	10
Additional paid-in capital	5,801,161	5,738,924
Accumulated other comprehensive income (loss), net of tax	34	(218)
Accumulated deficit	(4,658,482)	(4,210,974)
Total stockholders’ equity	1,142,723	1,527,742
Total liabilities and stockholders’ equity	$3,465,387	$3,963,173

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Products, net	$611,523	$359,484
Collaboration and other	133,333	53,980
Total revenues	744,856	413,464

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	137,564	50,559
Research and development	773,448	200,396
Selling, general and administrative	133,629	127,003
Amortization of in-licensed rights	601	601
Total cost and expenses	1,045,242	378,559
Operating (loss) income	(300,386)	34,905

Other (loss) income, net:
Other (expense) income, net	(83,132)	6,543

(Loss) income before income tax expense	(383,518)	41,448
Income tax expense	63,990	5,329
Net (loss) income	$(447,508)	$36,119

Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax	252	(1,609)
Total other comprehensive income (loss)	252	(1,609)
Comprehensive (loss) income	$(447,256)	$34,510

(Loss) earnings per share:
Basic	$(4.60)	$0.38
Diluted	$(4.60)	$0.37

Weighted average number of shares of common stock used in computing (loss) earnings per share:
Basic	97,362	93,991
Diluted	97,362	99,114

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2024	96,900	$10	$5,738,924	$(218)	$(4,210,974)	$1,527,742
Exercise of options for common stock	146	—	9,036	—	—	9,036
Vest of restricted stock units	1,135	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74	—	6,645	—	—	6,645
Stock-based compensation	—	—	46,556	—	—	46,556
Unrealized gains on investments, net of tax	—	—	—	252	—	252
Net loss	—	—	—	—	(447,508)	(447,508)
BALANCE AT MARCH 31, 2025	98,255	$10	$5,801,161	$34	$(4,658,482)	$1,142,723

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2023	93,732	$9	$5,304,623	$918	$(4,446,213)	$859,337
Exercise of options for common stock	207	—	15,579	—	—	15,579
Vest of restricted stock units	461	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90	—	6,561	—	—	6,561
Stock-based compensation	—	—	45,205	—	—	45,205
Unrealized losses on investments, net of tax	—	—	—	(1,609)	—	(1,609)
Net income	—	—	—	—	36,119	36,119
BALANCE AT MARCH 31, 2024	94,490	$9	$5,371,968	$(691)	$(4,410,094)	$961,192

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(447,508)	$36,119
Loss (gain) on strategic investments	90,728	(931)
Stock-based compensation	41,428	40,692
Depreciation and amortization	9,978	8,744
Reduction in the carrying amounts of the right of use assets	3,934	3,952
Accretion of investment discount, net	(1,912)	(12,401)
Non-cash change in the fair value of derivatives	—	10,100
Other	1,692	1,260
Changes in operating assets and liabilities, net:
(Increase) decrease in accounts receivable	(57,383)	21,521
Decrease (increase) in manufacturing-related deposits and prepaids	71,136	(145,046)
Increase in inventory	(177,359)	(60,512)
Increase in other assets	(15,067)	(2,315)
Decrease in deferred revenue	(85,397)	(50,416)
Decrease in accounts payable, accrued expenses, lease liabilities and other liabilities	(17,707)	(92,843)
Net cash used in operating activities	(583,437)	(242,076)

Cash flows from investing activities:
Purchase of property and equipment	(43,651)	(32,444)
Purchase of available-for-sale securities	(44,658)	(216,450)
Maturity and sales of available-for-sale securities	40,758	477,690
Purchase of intangible assets and other	(2,238)	(10,000)
Acquisition of strategic investment	(241,388)	—
Net cash (used in) provided by investing activities	(291,177)	218,796

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	15,681	22,140
Payments related to obtaining Revolving Credit Facility	(3,210)	—
Net cash provided by financing activities	12,471	22,140

Decrease in cash, cash equivalents and restricted cash	(862,143)	(1,140)

Cash, cash equivalents and restricted cash:
Beginning of period	1,118,589	444,009
End of period	$256,446	$442,869

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$240,867	$427,290
Restricted cash in other assets	15,579	15,579
Total cash, cash equivalents and restricted cash	$256,446	$442,869

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$835	$909
Cash paid during the period for interest	$7,188	$7,188
Supplemental schedule of non-cash activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$29,225	$22,929
Lease liabilities arising from obtaining right of use assets	$5,232	$275
Capitalized stock-based compensation and depreciation as inventory	$7,285	$6,333

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

ELEVIDYS (delandistrogene moxeparvovec-rokl), an adeno-associated virus-(“AAV”) based gene therapy, was approved by the FDA on June 20, 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene, as well as for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA in June 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

As of March 31, 2025, the Company had $647.5 million of cash, cash equivalents, restricted cash and investments, consisting of $240.9 million of cash and cash equivalents, $391.0 million of investments and $15.6 million of non-current restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report, along with cash inflows from operations and availability under the Company’s Revolving Credit Facility (defined below), is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on February 28, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net, from customers. As of March 31, 2025, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of March 31, 2025, three entities accounted for 56%, 17% and 13% of accounts receivable, net, respectively. As of December 31, 2024, three entities accounted for 54%, 21% and 13% of accounts receivable, net, respectively.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2024.

Acquired in-process research and development

Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is recorded as an expense at the acquisition date.

There have not been any other material changes to the Company's accounting policies or recent accounting pronouncements that could have a material impact through March 31, 2025.

3. LICENSE AND COLLABORATION AGREEMENTS

License Agreement with Arrowhead Pharmaceuticals, Inc.

On November 25, 2024, the Company and Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) entered into an exclusive global license and collaboration agreement and a stock purchase agreement (collectively, the “Arrowhead Agreement”), which became effective as of February 7, 2025 (the “Effective Date”) upon the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The Arrowhead Agreement granted the Company an exclusive license under certain of Arrowhead’s intellectual property rights to develop, manufacture and commercialize lead candidate (and all backup candidates) for the following programs:

Development Stage	Indication
Arrowhead Clinical Programs

(a) DUX4 for the treatment of facioscapulohumeral muscular dystrophy,

(b) DMPK for the treatment of type 1 myotonic dystrophy,

(c) ATXN2 for the treatment of ataxias, and

(d) MMP7 for the treatment of idiopathic pulmonary fibrosis.

Arrowhead Pre-clinical Programs	(a) ATXN1 for the treatment of ataxias, (b) ATXN3 for the treatment of ataxias, and (c) HTT for the treatment of Huntington’s Disease.

In addition, the parties will collaborate on the discovery and development of compounds that are directed to six targets to be selected by the Company during the term (each an “Arrowhead Discovery Program,” and together with the Arrowhead Clinical Programs and Pre-clinical Programs, the “Arrowhead Programs”).

The development and manufacturing activities under the Arrowhead Agreement are governed by a series of committees established to facilitate transition and collaboration between the two parties.

Under the terms of the Arrowhead Agreement, Arrowhead will conduct development activities with respect to the Arrowhead Programs pursuant to agreed-upon development plans. At pre-determined transition points for each Arrowhead Program, Arrowhead will transfer development responsibility to the Company, who will then perform all development activities necessary to obtain and maintain regulatory approvals throughout the world. The Company will have the sole worldwide right to commercialize licensed products.

The Company will reimburse Arrowhead for certain pre-determined development activities for the Arrowhead Clinical Programs. Each party is responsible for the costs and expenses of other development activities under the Arrowhead Agreement. Arrowhead will complete all manufacturing activities necessary for their development activities and provide clinical supply for all Arrowhead Programs and commercial supply for the Arrowhead Clinical Programs. The parties will determine at a later date whether Arrowhead will provide commercial supply for the Arrowhead Pre-clinical Programs and Arrowhead Discovery Programs. Upon the occurrence of certain conditions, Arrowhead will transfer control of manufacturing and supply to the Company.

In connection with the Arrowhead Agreement, Arrowhead appointed the Company’s Chief Executive Officer (“CEO”), Douglas Ingram, as a director, effective February 2025.

When the Arrowhead Agreement became effective, the Company paid Arrowhead an up-front payment of $500.0 million and invested $325.0 million in approximately 11.9 million shares of Arrowhead's common stock at a premium to the valuation on the closing date. The Company is contractually restricted from selling its investment in Arrowhead common stock until August 2025. Based on the closing price of Arrowhead’s common stock traded on the Nasdaq Global Select Market (“Nasdaq”) on the Effective Date, $241.4 million was allocated to the equity investment in Arrowhead and recorded within strategic investments on the Company’s unaudited condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company recorded $583.6 million in research and development expense, as the remainder of the up-front payments is allocated to the up-front license fee representing rights to potential future benefits associated with research and development activities that have no alternative future use. The Company concluded that it does not have a controlling financial interest in Arrowhead as the Company does not have the power to direct the activities that would most significantly impact the economic performance of Arrowhead. Additionally, the Company concluded that, as it does not have significant influence over Arrowhead, the Company’s investment in Arrowhead is not subject to the equity method of accounting. Accordingly, the investment in Arrowhead’s common stock is recorded at fair value and remeasured each reporting period with changes recorded to other (expense) income, net in the Company’s unaudited condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2025, the Company recognized a loss of $89.5 million related to the change in fair value of this strategic investment. The Arrowhead Agreement also provides the Company with the option to exchange its holding of Arrowhead’s common stock into pre-funded warrants (“Warrants”) with an exercise price of $0.001 per Warrant share. The Company currently does not have any plan to exercise this option. For the three months ended March 31, 2025, the Company recorded $2.3 million of research and development expense related to reimbursable development costs incurred by Arrowhead.

Additionally, the Company will pay Arrowhead an aggregate total of $250.0 million in annual installments of $50.0 million over five years (“Annual Fees”), with the first payment due on the first anniversary of the Effective Date. The Annual Fees are contingent upon the Company not terminating the Arrowhead Agreement. The Company may be obligated to make payments to Arrowhead totaling up to $10.3 billion upon the achievement of certain development, regulatory and sales milestones, inclusive of $300.0 million in near-term payments associated with the continued enrollment of certain cohorts of a Phase 1/2 study for an individual program. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales.

Collaboration Agreement with F. Hoffman-La Roche Ltd.

For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $112.0 million and $48.0 million, respectively, of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Collaboration Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). Under the Roche Collaboration Agreement, the Company has granted Roche options to acquire ex-U.S. rights to certain future Duchenne development programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost-sharing provisions. These Options were accounted for as material rights related to individual programs and recorded in deferred revenue at the inception of the Roche Collaboration Agreement. The value assigned to the material rights is included in deferred revenue until such rights expire or are exercised. In February 2025, an Option for a certain program expired, which resulted in the immediate recognition of $112.0 million of collaboration revenue for the three months ended March 31, 2025. In February 2024, Roche declined to exercise its option related to one external, early-stage development program, which resulted in the immediate recognition of $48.0 million of collaboration revenue for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had total deferred revenue of $369.9 million and $455.3 million, primarily related to the separate material rights for the Options associated with the Roche Collaboration Agreement, of which $44.9 million and $130.3 million are classified as current, respectively.

In accordance with the Roche Collaboration Agreement, the parties agreed to enter into a supply agreement in order to supply them with clinical and commercial batches of ELEVIDYS (the “Roche Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS. While the Roche Supply Agreement is in the process of being negotiated at the issuance of this report, the Company delivered commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. Contract manufacturing revenue and royalty revenue are included in collaboration and other revenues in the unaudited condensed consolidated statements of comprehensive (loss) income. The following table summarizes certain Roche activity for each of the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Contract manufacturing revenue	$17,379	$5,807
Royalty revenue	3,954	173
Cost of sales (inventory costs related to products sold to Roche)	(12,143)	(1,654)

The costs associated with co-development activities performed under the Roche Collaboration Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three months ended March 31, 2025 and 2024, costs reimbursable by Roche and reflected as a reduction to operating expenses were $28.5 million and $21.7 million, respectively. As of March 31, 2025 and December 31, 2024, there was $55.2 million and $34.6 million of collaboration and other receivables included in other current assets on the unaudited condensed consolidated balance sheets, respectively.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $30.8 million in research milestone payments. Under these agreements, there are $111.8 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and royalty payments based on the net sales of the developed products upon commercialization. During the three months ended March 31, 2025 and 2024, the Company did not exercise any options or have any additional research milestone payments become probable of occurring.

Milestone Obligations

Including the agreements discussed above, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of March 31, 2025, the Company may be obligated to make up to $12.6 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of March 31, 2025, which are discussed above. For the three months ended March 31, 2025, the Company recognized up-front and development milestone expenses of $583.8 million as research and development expense in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income, with no similar activity for the three months ended March 31, 2024.

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

During the three months ended March 31, 2025, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$41,671	$41,671	$—	$—
Commercial paper	5,475	—	5,475	—
Government and government agency bonds	328,550	—	328,550	—
Corporate bonds	68,667	—	68,667	—
Strategic investments*	154,370	153,370	—	1,000
Certificates of deposit	13,307	—	13,307	—
Deferred compensation plan assets	227	227	—	—
Total assets	$612,267	$195,268	$415,999	$1,000

Liabilities
Contingent consideration	$47,400	$—	$—	$47,400
Total liabilities	$47,400	$—	$—	$47,400

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$455,535	$455,535	$—	$—
Government and government agency bonds	279,899	—	279,899	—
Corporate bonds	93,727	—	93,727	—
Strategic investments	3,710	2,710	—	1,000
Certificates of deposit	11,319	—	11,319	—
Total assets	$844,190	$458,245	$384,945	$1,000

Liabilities
Contingent consideration	$47,400	$—	$—	$47,400
Total liabilities	$47,400	$—	$—	$47,400

* The balance at March 31, 2025 includes investments with a fair value of $151.9 million, which are subject to a contractual sale restriction that expires in August 2025.

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds, the Company's strategic investments in Arrowhead and another biotechnology company, both listed on Nasdaq, and assets associated with the Company's deferred compensation plan that are held in a trust. For more information related to Arrowhead, please read Note 3, License and Collaboration Agreements. The Company's deferred compensation plan allows for certain employees and directors to defer the receipt of compensation until a later date based on the terms of the plan. The Company has recorded an asset within other non-current assets on the Company's unaudited condensed consolidated balance sheets which reflects the participants' investment elections and has been valued at daily quoted market prices.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain short-term investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of a strategic investment in a private biotechnology company whose fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value of the Company's strategic investments that are not listed securities are adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investment during the three months ended March 31, 2025 or 2024, as no impairment indicators were identified nor were similar securities issued.

The Company’s contingent consideration liability with a fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to an academic institution under a license agreement that meets the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone, or shorten or lengthen the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current valuation assumptions through earnings. For the three months ended March 31, 2024, the Company recorded an increase of $10.1 million to account for the change in fair value of the Company's existing contingent consideration liabilities, with no similar activity for the three months ended March 31, 2025. As of March 31, 2025, the contingent consideration was recorded as a non-current liability on the Company's unaudited condensed consolidated balance sheets.

The fair value of the Company's 1.25% convertible senior notes due on September 15, 2027 (the “2027 Notes”) is based on open market trades and is classified as Level 1 in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the fair value of the 2027 Notes was $1,068.5 million and $1,254.9 million, respectively.

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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Money market funds	$41,671	$455,535
Government and government agency bonds	24,979	—
Total	$66,650	$455,535

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of March 31, 2025 and December 31, 2024 was approximately eight and eleven months, respectively. All of the Company's non-current investments as of March 31, 2025 and December 31, 2024 had maturities between one and two years.

The following tables summarize the Company’s cash, cash equivalents, short-term investments and non-current investments for each of the periods indicated:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$215,888	$—	$—	$215,888
Commercial paper	5,475	—	—	5,475
Government and government agency bonds	328,468	185	(103)	328,550
Corporate bonds	68,678	41	(52)	68,667
Certificates of deposit	13,307	—	—	13,307
Total cash, cash equivalents and investments	$631,816	$226	$(155)	$631,887
As reported:
Cash and cash equivalents	$240,867	$—	$—	$240,867
Short-term investments	281,811	151	(67)	281,895
Non-current investments	109,138	75	(88)	109,125
Total cash, cash equivalents and investments	$631,816	$226	$(155)	$631,887

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$1,103,010	$—	$—	$1,103,010
Government and government agency bonds	280,001	227	(329)	279,899
Corporate bonds	93,816	67	(156)	93,727
Certificates of deposit	11,319	—	—	11,319
Total cash, cash equivalents and investments	$1,488,146	$294	$(485)	$1,487,955
As reported:
Cash and cash equivalents	$1,103,010	$—	$—	$1,103,010
Short-term investments	251,598	286	(102)	251,782
Non-current investments	133,538	8	(383)	133,163
Total cash, cash equivalents and investments	$1,488,146	$294	$(485)	$1,487,955

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET, AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with the PMO Products and ELEVIDYS, consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
PMO Products
United States	$185,828	$189,667
Rest of World	50,710	35,881
Total PMO product revenues, net	$236,538	$225,548
ELEVIDYS
United States	374,985	133,936
Total ELEVIDYS product revenue, net	$374,985	$133,936
Total product revenues, net	$611,523	$359,484

For the three months ended March 31, 2025 and 2024, no individual country outside the U.S. exceeded 10% of total net product revenues.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Product revenues, net
Customer 1	19%	36%
Customer 2	12%	20%

As of March 31, 2025 and December 31, 2024, the Company's accounts receivable, net were $659.4 million and $602.0 million, respectively, both of which were related to product sales, net of discounts and allowances. As of March 31, 2025, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 65 to 90 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 90 and 150 days.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2024	$45,904	$107,843	$5,941	$34,611	$194,299
Provision	73,443	58,798	5,552	27,901	165,694
Adjustments relating to prior periods	—	(5,416)	—	(625)	(6,041)
Payments/credits	(52,480)	(44,155)	(5,340)	(16,401)	(118,376)
Balance, as of March 31, 2025	$66,867	$117,070	$6,153	$45,486	$235,576

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2023	$27,486	$98,194	$3,831	$35,261	$164,772
Provision	20,466	35,951	4,381	18,965	79,763
Adjustments relating to prior periods	783	(2,532)	—	—	(1,749)
Payments/credits	(30,358)	(36,623)	(3,685)	(16,220)	(86,886)
Balance, as of March 31, 2024	$18,377	$94,990	$4,527	$38,006	$155,900

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Reduction to accounts receivable, net	$117,224	$85,142
Component of accrued expenses	118,352	109,157
Total reserves	$235,576	$194,299

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Raw materials	$298,984	$280,045
Work in progress	762,233	610,692
Finished goods	61,373	47,209
Total inventory	$1,122,590	$937,946

No material inventory reserves existed as of March 31, 2025 or December 31, 2024. The Company classifies inventory associated with its PMO Products as non-current inventory when consumption of the inventory is expected beyond the Company's normal PMO Product inventory operating cycle of two years. Non-current inventory consists of raw materials and work in progress associated with the PMO Products.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Balance sheet classification
Inventory	$941,432	$749,960
Non-current inventory	181,158	187,986
Total inventory	$1,122,590	$937,946

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Collaboration and other receivables	$55,216	$34,608
Prepaid maintenance services	16,625	13,407
Prepaid clinical and pre-clinical expenses	8,914	10,220
Tax-related receivables and prepaids	7,026	13,132
Prepaid commercial expenses	3,766	3,371
Prepaid employee benefits	3,034	2,841
Interest receivable	2,911	1,970
Other	7,986	10,912
Total other current assets	$105,478	$90,461

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Manufacturing-related deposits and prepaids	$27,600	$25,964
Intangible assets, net	26,199	26,887
Restricted cash*	15,579	15,579
Prepaid maintenance services	4,746	4,381
Other	6,427	3,394
Total other non-current assets	$80,551	$76,205

* The Company had $15.6 million in restricted cash included in other non-current assets on the Company’s unaudited condensed consolidated balance sheets as of both March 31, 2025 and December 31, 2024. Restricted cash for both periods relates to (i) letters of credit established under the Company’s various property leases that serve as security for potential future default of lease payments, (ii) a letter of credit established under a certain commercial supply agreement and (iii) collateralized cash for the Company’s credit cards. The restricted cash is unavailable for withdrawal or use for general obligations.

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Product revenue related reserves	$118,352	$109,157
Accrued income taxes	79,864	17,391
Accrued contract manufacturing costs	66,847	77,842
Accrued employee compensation costs	35,296	91,119
Accrued clinical and pre-clinical costs	27,461	26,849
Accrued professional fees	23,489	17,691
Accrued royalties	15,663	16,625
Accrued fixed assets	14,660	5,305
Other	10,018	11,534
Total accrued expenses	$391,650	$373,513

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2025			2024
	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	466,176		$48.49	316,378		$67.56
Restricted stock units	1,498,184	(1)	$97.84	1,161,985	(2)	$128.58

(1) Included in restricted stock units (“RSUs”) for the three months ended March 31, 2025 are 120,378 shares with performance conditions which are related to the achievement of certain financial performance goals, regulatory development and approval of certain of the Company's product candidates and certain manufacturing achievements. As of March 31, 2025, none of the performance conditions were probable of being achieved. Stock options and the remaining RSUs granted during the three months ended March 31, 2025 have only service-based criteria and vest over four years.

(2) Included in RSUs for the three months ended March 31, 2024 are 88,600 shares with performance conditions (the “March 2024 PSUs”) which are related to the achievement of certain financial performance goals and regulatory approval of certain of the Company's product candidates. The expanded regulatory approval of ELEVIDYS in June 2024 resulted in the cliff-vesting of 44,300 of the shares during the year ended December 31, 2024. As of March 31, 2025, none of the remaining performance conditions associated with the March 2024 PSUs were probable of being achieved.

Stock-based Compensation Expense

For the three months ended March 31, 2025 and 2024, total stock-based compensation expense included in total expenses was $41.4 million and $40.7 million, respectively. The following table summarizes stock-based compensation expense by grant type and by function included within the unaudited condensed consolidated statements of comprehensive (loss) income:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options	$12,889	$16,281
Restricted stock units	31,543	27,527
Employee stock purchase plan	2,124	1,397
Subtotal	$46,556	$45,205
Capitalized stock-based compensation costs	(5,128)	(4,513)
Total stock-based compensation expense included in expenses	$41,428	$40,692
Research and development	$17,317	$16,273
Selling, general and administrative	24,111	24,419
Total stock-based compensation expense included in expenses	$41,428	$40,692

11. OTHER (LOSS) INCOME, NET

The following table summarizes other (loss) income, net for each of the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest income	$10,190	$7,093
Accretion of investment discount, net	2,238	12,804
(Loss) gain on strategic investments	(90,728)	931
Interest expense	(4,503)	(4,166)
Change in fair value of derivatives*	—	(10,100)
Other, net	(329)	(19)
Total other (loss) income, net	$(83,132)	$6,543

* Related to the change in fair value of the contingent consideration derivative liabilities. For more information, please read Note 4, Fair Value Measurements.

12. INCOME TAXES

During the three months ended March 31, 2025, the Company recorded an income tax provision of $64.0 million, representing an effective tax rate of (16.7)%. The income tax provision primarily relates to the current tax provision on taxable profits, including in certain states which restrict the amount of net operating loss carryforwards which may be utilized to offset taxable income and the requirement to capitalize research and development costs for tax purposes.

On a periodic basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of such deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income, potential carryback claims and tax planning strategies to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2025. It is possible that with continued positive performance of the business in future periods, there may be sufficient positive evidence to release a portion or all of the Company’s valuation allowance. The release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company’s level of profitability, revenue growth and expectations regarding future profitability. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The total deferred tax asset balance subject to the valuation allowance was approximately $989.6 million as of March 31, 2025. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

During the three months ended March 31, 2024, the Company recorded an income tax provision of $5.3 million representing an effective tax rate of 14.2%. For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize the costs over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. The requirement to capitalize research and development costs for tax purposes resulted in the Company having taxable profits and recording federal and state tax expense of $3.2 million and $2.1 million, respectively.

13. REVOLVING CREDIT FACILITY

On February 13, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and as collateral agent and the lenders party thereto. The Credit Agreement provides for a five-year, $600.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Company's obligations under the Credit Agreement are secured by substantially all of the Company's assets and the assets of certain wholly-owned material subsidiaries, subject to certain customary exceptions and exclusions.

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

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement also contains financial covenants that are assessed on the last day of each of the Company’s fiscal quarters, including certain financial ratios such as a maximum secured net leverage ratio and minimum consolidated interest coverage ratio. The Company may voluntarily prepay the outstanding revolving loans under the Revolving Credit Facility in whole or in part without premium or penalty provided that the prepayment shall be in certain amounts as specified therein.

The Company paid $3.2 million in arrangement and up-front fees on the Closing Date, of which $2.8 million and $0.4 million were included in other non-current assets and other current assets, respectively, within the unaudited condensed consolidated balance sheets as of March 31, 2025 and are being amortized over the five-year term of the Revolving Credit Facility. As of March 31, 2025, there were no amounts outstanding under the Revolving Credit Facility and the Company was in compliance with the covenants described above.

14. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the treasury stock method for stock awards and the if-converted method for convertible debt by dividing net income by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company recorded a net loss for the three months ended March 31, 2025, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net (loss) income - basic	$(447,508)	$36,119
Add: interest expense, net of tax, on the Company's convertible debt	—	429
Net (loss) income - diluted	$(447,508)	$36,548
Denominator:
Weighted-average common shares outstanding, basic	97,362	93,991
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	—	3,681
Common stock issuable under the Company's convertible debt	—	1,442
Weighted-average common shares outstanding, diluted	97,362	99,114
(Loss) earnings per common share, basic	$(4.60)	$0.38
(Loss) earnings per common share, diluted	$(4.60)	$0.37

The following table summarizes potential shares of common stock that were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	For the Three Months Ended March 31,
	2025		2024
	(in thousands)
Common stock issuable under the Company's equity incentive plans	12,353	(1)	4,270	(2)
Common stock issuable under the Company's convertible debt	8,100		8,100
Total number of potentially issuable common stock	20,453		12,370

(1) As of March 31, 2025, the anti-dilutive common stock issuable under the Company's equity incentive plans includes 1.3 million shares that have performance or market conditions that were not met. These and all shares issued under the Company’s equity incentive plans were anti-dilutive as the Company was in a net loss position at the end of the period.

(2) As of March 31, 2024, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 1.2 million shares that are dilutive but have performance or market conditions that were not met as of the end of the period.

15. SEGMENT INFORMATION

The measure of segment profit or loss that the CEO uses to allocate resources and assess performance as the chief operating decision-maker (“CODM”) is the Company’s consolidated net (loss) income. The table below includes information about the Company’s segment, including significant segment expenses, and a reconciliation to net (loss) income:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Total revenues	$744,856	$413,464

Segment expenses and other segment items
Cost of sales (excluding amortization of in-licensed rights)	137,564	50,559
Compensation and other personnel expenses	93,084	83,587
Up-front and milestone expenses	583,787	—
Manufacturing expenses	67,465	69,700
Clinical trial expenses	33,147	44,147
Facility- and technology-related expenses (excluding depreciation and amortization)	27,657	24,978
Research and development- other (excluding non-cash items) (a)	28,471	28,848
Selling, general and administrative- other (excluding non-cash items) (b)	51,142	48,962
Roche collaboration reimbursement	(28,481)	(21,658)
Other segment items (c)	(1,909)	(2,685)
Loss (gain) on strategic investments	90,728	(931)
Interest expense	4,503	4,166
Interest income	(10,190)	(7,093)
Income tax expense	63,990	5,329
Depreciation and amortization expense	9,978	8,744
Stock-based compensation expense	41,428	40,692
Segment net (loss) income	$(447,508)	$36,119

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(447,508)	$36,119

(a) Research and development-other includes professional services, pre-clinical expenses and research and other expenses.

(b) Selling, general and administrative-other includes professional services and other expenses.

(c) Other segment items included in segment net (loss) income include accretion of investment discount, net, change in fair value of derivatives and other, net, as well as the items separately presented and not defined as significant expenses below.

Significant expense categories that are regularly provided to the CODM include cost of sales (excluding amortization of in-licensed rights), compensation and other personnel expenses, up-front and milestone expenses, manufacturing expenses, clinical trial expenses, facility- and technology-related expenses, research and development- other and selling, general and administrative- other. The other expense or income information are other segment items and include separate presentation of loss (gain) on strategic investments, interest expense, income tax expense, depreciation and amortization and stock-based compensation, which are included in the measure of segment net (loss) income, but are not significant segment expenses.

Assets provided to the CODM for the single segment are consistent with those reported on the unaudited condensed consolidated balance sheets.

16. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of March 31, 2025
(in thousands)
2025 (April-December)	$846,649
2026	168,167
2027	79,856
2028	72,395
Total manufacturing commitments*	$1,167,067

* Total manufacturing commitments include the Catalent, Inc. (“Catalent”) manufacturing and supply agreement, for which the Company has ROU assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of March 31, 2025. For more information, please read Note 22, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the matters described below as of March 31, 2025.

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

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserted a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the PTAB at the USPTO in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserted claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further sought a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from UWA (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). In its complaint, NS sought legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintained all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta also sought a determination of invalidity of the NS Patents. In its counterclaim complaint, Sarepta sought an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. On August 14, 2023, the Court granted cross motions to amend the pleadings, allowing Sarepta to add a counterclaim against NS for inequitable conduct, and NS to add counterclaims against Sarepta for inequitable conduct and Walker Process fraud. The parties have since stipulated to the dismissal of NS’s claim of infringement of its ’361 Patent and certain claims of the ’322 Patent, and NS’s breach of contract claim. The Court bifurcated the Walker Process fraud claim on April 18, 2024, and granted Sarepta's motion for summary judgment of infringement of the ’851 Patent and NS’s motion for partial summary judgment of infringement of certain NS patents on May 1, 2024. After a jury trial in December 2024, the jury found that NS’s ’092 Patent is invalid as obvious and Sarepta’s and UWA’s ’851 Patent is not invalid. The jury did not find that NS’s infringement was willful. The jury awarded Sarepta approximately $115.2 million in damages for NS’s infringement relating to its sales of Viltepso in the United States, and the parties stipulated to approximately $0.8 million in reasonable royalty damages for NS's sales of Viltepso outside of the United States, both through December 15, 2024. Judgment was entered on January 7, 2025. On February 14, 2025, Sarepta filed a motion seeking supplemental damages and NS filed post-trial motions challenging the jury's verdict, as well as briefing relating to its inequitable conduct claim, which was tried to the court in December 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations is to provide an understanding of the financial condition, changes in financial condition and results of operations of Sarepta Therapeutics, Inc. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

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
•
estimated timelines and milestones for the remainder of 2025 and beyond, including submitting a SRP-9003 BLA in the second half of 2025;
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
•
the possible impact of any legislation and competing products on the commercial success of our products and our product candidates and our ability to compete against such products;
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
•
ELEVIDYS (delandistrogene moxeparvovec-rokl), an AAV-based gene therapy, was approved by the FDA on June 20, 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene as well as non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA on June 22, 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene.

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

A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-9003 (LGMD, gene therapy program). We are developing gene therapy programs for various forms of LGMD. The most advanced of our LGMD product candidates, SRP-9003, aims to treat LGMD2E, also known as beta-sarcoglycanopathy, a severe and debilitating form of LGMD characterized by progressive muscle fiber loss, inflammation and muscle fiber replacement with fat and fibrotic tissue. SRP-9003 is designed to transfect a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. SRP-9003 has generated positive pre-clinical safety and efficacy data utilizing the AAVrh.74 vector, the same vector used in our SRP-9001 gene therapy program. A Phase 1/2a trial of SRP-9003 commenced in the fourth quarter of 2018. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. In December 2024, we announced that we had completed enrollment and dosing in EMERGENE (Study SRP-9003-301), a Phase 3 clinical trial of SRP-9003 (bidridistrogene xeboparvovec). We expect to file a BLA in the second half of 2025.

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

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Aldevron and Catalent Inc. (“Catalent”). We have adopted a hybrid development and manufacturing strategy in which we have built internal expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing, while closely partnering with experienced manufacturing partners to expedite development and commercialization of our gene therapy programs. We have secured manufacturing capacity at Catalent to support our clinical and commercial manufacturing demand for ELEVIDYS and our LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical and commercial production and testing. Aldevron provides GMP-grade plasmid for ELEVIDYS and is expected to provide plasmid source material for our LGMD programs and future gene therapy programs.

Manufacturers and suppliers of our commercial products and product candidates are subject to the current GMP (“cGMP”) requirements and other rules and regulations prescribed by the FDA and other foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Our PMO commercial products are distributed in the U.S. through a limited network of home infusion specialty pharmacy providers that deliver the medication to patients and a specialty distributor that distributes our products to hospitals and hospital outpatient clinics. With respect to the precommercial distribution of our products to patients outside of the U.S., we have contracted with third-party distributors and service providers to distribute our products in certain countries through our EAPs. We plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved.

The U.S. distribution model for ELEVIDYS employs multiple distribution partners that include third-party logistics providers as well as a limited network of specialty pharmacy providers that provide the medication to hospitals for infusion.

Cash, Cash Equivalents, Restricted Cash and Investments

As of March 31, 2025, we had $647.5 million of cash, cash equivalents, restricted cash and investments, consisting of $240.9 million of cash and cash equivalents, $391.0 million of investments and $15.6 million of non-current restricted cash. We believe that our balance of cash, cash equivalents and investments, along with cash inflows from operations and availability under our Revolving Credit Facility (defined below), is sufficient to fund our current operational plan for at least the next twelve months.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•
inventory; and
•
income tax.

There have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following tables set forth selected unaudited condensed consolidated statements of (loss) income data for each of the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$611,523	$359,484	$252,039	70%
Collaboration and other	133,333	53,980	79,353	147%
Total revenues	744,856	413,464	331,392	80%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	137,564	50,559	87,005	172%
Research and development	773,448	200,396	573,052	286%
Selling, general and administrative	133,629	127,003	6,626	5%
Amortization of in-licensed rights	601	601	—	(—)%
Total cost and expenses	1,045,242	378,559	666,683	176%
Operating (loss) income	(300,386)	34,905	(335,291)	NM*
Other (loss) income, net:
Other (expense) income, net	(83,132)	6,543	(89,675)	NM*

(Loss) income before income tax expense	(383,518)	41,448	(424,966)	NM*
Income tax expense	63,990	5,329	58,661	NM*
Net (loss) income	$(447,508)	$36,119	$(483,627)	NM*

(Loss) earnings per share
Basic	$(4.60)	$0.38	$(4.98)	NM*
Diluted	$(4.60)	$0.37	$(4.97)	NM*

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

The following table summarizes the components of our net product revenues, by product, for each of the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	Change	Change
	(in thousands)		$	%
ELEVIDYS	$374,985	$133,936	$241,049	180%
PMO Products	236,538	225,548	10,990	5%
Products, net	$611,523	$359,484	$252,039	70%

Net product revenues for our products for the three months ended March 31, 2025 increased by $252.0 million compared with the three months ended March 31, 2024. The increase primarily reflects an increase in net product revenues of ELEVIDYS of $241.0 million in the three months ended March 31, 2025 as a result of its expanded label approval in June 2024.

The following table summarizes the components of our collaboration and other revenues for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	Change	Change
	(in thousands)		$	%
Collaboration revenue	$112,000	$48,000	$64,000	133%
Contract manufacturing	17,379	5,807	11,572	199%
Royalty revenue	3,954	173	3,781	NM*
Total collaboration and other	$133,333	$53,980	$79,353	147%

* NM: not meaningful

Collaboration and other revenues primarily relate to our collaboration arrangement (the “Roche Collaboration Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). For the three months ended March 31, 2025 and 2024, we recognized $133.3 million and $54.0 million of collaboration and other revenues, respectively. The increase is primarily due to the $112.0 million of collaboration revenue recognized in the three months ended March 31, 2025 related to the expiration of an option for a certain program, as compared to $48.0 million collaboration revenue in 2024 related to Roche’s declined option to acquire the ex-US rights to a certain external, early stage Duchenne development program. Please refer to Note 3, License and Collaboration Agreements for further discussion of the Roche Collaboration Agreement.

In addition, in accordance with the Roche Collaboration Agreement, the parties agreed to enter into a supply agreement in order for us to supply Roche with clinical and commercial batches of ELEVIDYS (the “Roche Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS. We are eligible to receive royalties on these sales. While the Roche Supply Agreement is in the process of being negotiated, we delivered commercial ELEVIDYS supply to Roche that was agreed upon on a purchase order-by-purchase order basis. For the three months ended March 31, 2025 and 2024, we recognized $17.4 million and $5.8 million of contract manufacturing revenue, respectively, which is related to these Roche shipments. In addition, we recognized $4.0 million and approximately $0.2 million of royalty revenue from sales of ELEVIDYS by Roche for the three months ended March 31, 2025 and 2024, respectively.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of inventory costs that relate to sales of our products and royalty payments primarily to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”) for our PMO Products and to Nationwide Children’s Hospital (“Nationwide”) for ELEVIDYS. Prior to receiving regulatory approval for our products, we expensed manufacturing and material costs as research and development expenses. For the PMO Products, all previously expensed manufacturing costs had been fully consumed prior to the three months ended March 31, 2025 and 2024. For ELEVIDYS sold in the three months ended March 31, 2025, a portion of related manufacturing costs incurred had previously been expensed as research and development expenses. For ELEVIDYS sold in the three months ended March 31, 2024, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to FDA approval of the product. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Roche Collaboration Agreement, would have been $13.7 million and $23.8 million higher for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$109,758	$37,699	$72,059	191%
Royalty payments	15,663	11,206	4,457	40%
Inventory costs related to products sold to Roche**	12,143	1,654	10,489	NM*
Total cost of sales (excluding amortization of in-licensed rights)	$137,564	$50,559	$87,005	172%

* NM: not meaningful

** See above for further details regarding product supply sold to Roche via contract manufacturing under the Roche Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the three months ended March 31, 2025 increased by $87.0 million, or 172%, compared with the same period in 2024. The change primarily reflects an increase in cost of sales related to

ELEVIDYS as we consume previously expensed inventory, an increase in demand following ELEVIDYS’s expanded label approval in June 2024 as well as an increase in cost of sales related to products sold to Roche under the Roche Collaboration Agreement, partially offset by a decrease in the write-offs of certain batches of our products not meeting our quality specifications for the three months ended March 31, 2025, as compared to the same period of 2024.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	Change	Change
	(in thousands)		$	%
Up-front and milestone expenses	$583,787	$—	$583,787	NM*
SRP-9001	68,857	71,400	(2,543)	(4)%
LGMD platform	27,655	16,954	10,701	63%
Other gene therapies	12,381	8,610	3,771	44%
Eteplirsen (exon 51)	10,340	18,830	(8,490)	(45)%
Casimersen (exon 45)	4,166	5,246	(1,080)	(21)%
Gene editing	2,899	3,678	(779)	(21)%
Golodirsen (exon 53)	2,220	2,453	(233)	(9)%
PPMO platform	536	12,511	(11,975)	(96)%
Other projects	2,691	4,140	(1,449)	(35)%
Internal research and development expenses	86,176	78,046	8,130	10%
Roche collaboration reimbursement	(28,260)	(21,472)	(6,788)	32%
Total research and development expenses	$773,448	$200,396	$573,052	286%

* NM: not meaningful

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	Change	Change
	(in thousands)		$	%
Up-front and milestone expenses	$583,787	$—	$583,787	NM*
Manufacturing expenses	67,465	69,700	(2,235)	(3)%
Compensation and other personnel expenses	47,299	41,535	5,764	14%
Clinical trial expenses	33,147	44,147	(11,000)	(25)%
Facility- and technology-related expenses	24,222	21,365	2,857	13%
Stock-based compensation	17,317	16,273	1,044	6%
Professional services	9,570	6,534	3,036	46%
Pre-clinical expenses	1,762	3,449	(1,687)	(49)%
Research and other	17,139	18,865	(1,726)	(9)%
Roche collaboration reimbursement	(28,260)	(21,472)	(6,788)	32%
Total research and development expenses	$773,448	$200,396	$573,052	286%

* NM: not meaningful

Research and development expenses for the three months ended March 31, 2025 increased by $573.1 million compared with the three months ended March 31, 2024. The increase was primarily driven by the following:

•
$583.8 million increase in up-front and milestone expenses primarily due to the $583.6 million in payments allocated to the up-front license fee associated with our exclusive global licensing and collaboration agreement and stock purchase agreement (collectively, the “Arrowhead Agreement”) with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”);
•
$2.2 million decrease in manufacturing expenses primarily due to timing of production activity across our programs;
•
$5.8 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$11.0 million decrease in clinical trial expenses primarily due to our decision to discontinue our PPMO programs;
•
$2.9 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$1.0 million increase in stock-based compensation expense primarily due to changes in headcount;
•
$3.0 million increase in professional services primarily due to an increase in reliance on third-party research and development contractors for clinical programs;
•
$1.7 million decrease in pre-clinical expenses primarily due to decreased activity across our gene therapy programs;
•
$1.7 million decrease in research and other expenses primarily due to a decrease in collaboration cost-sharing expenses related to our license and collaboration agreement with Genethon, partially offset by $2.3 million of reimbursable development costs incurred by Arrowhead during the three months ended March 31, 2025; and
•
$6.8 million increase in the offset to expense associated with a collaboration reimbursement from Roche due to continuing development of our SRP-9001 gene therapy program.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$45,785	$42,052	$3,733	9%
Professional services	42,230	39,665	2,565	6%
Stock-based compensation	24,111	24,419	(308)	(1)%
Facility- and technology-related expenses	12,812	11,756	1,056	9%
Other	8,912	9,297	(385)	(4)%
Roche collaboration reimbursement	(221)	(186)	(35)	19%
Total selling, general and administrative expenses	$133,629	$127,003	$6,626	5%

Selling, general and administrative expenses for the three months ended March 31, 2025 increased by $6.6 million, or 5%, compared with the three months ended March 31, 2024. This increase was primarily driven by the following:

•
$3.7 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$2.6 million increase in professional service expenses primarily related to our continuing efforts to commercialize ELEVIDYS, partially offset by a decrease in expenses related to ongoing litigation matters; and
•
$1.1 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For both the three months ended March 31, 2025 and 2024, we recorded amortization of in-licensed rights of approximately $0.6 million.

Other (expense) income, net

Other (expense) income, net primarily consists of the unrealized gain or loss from our investments in our strategic equity investments, interest expense on our 1.25% convertible senior notes due on September 15, 2027 (the “2027 Notes”), interest income on our cash, cash equivalents and investments, accretion of investment discount and the change in the fair value of contingent consideration related to regulatory-related contingent payments meeting the definition of a derivative liability. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

For the three months ended March 31, 2025, other (expense) income, net decreased by $89.7 million compared with the three months ended March 31, 2024. The change is primarily due to a $91.7 million increase in the loss on our strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, including Arrowhead.

Income tax expense

Income tax expense for the three months ended March 31, 2025 and 2024 was $64.0 million and $5.3 million, respectively. Income tax expense for both periods presented primarily relates to state, federal and foreign income taxes for which available tax losses or credits were not available to offset. As of March 31, 2025, we continued to maintain a full valuation allowance against our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions. We continue to monitor the available evidence relative to recovery of our deferred tax assets and whether such evidence would be sufficient to conclude that it is more likely than not that such deferred tax assets may be partially or fully recoverable. If we were to remove our valuation allowance in part or full, any such adjustment could have a material impact on our effective tax rate in the applicable period and beyond.

Liquidity and Capital Resources

There have been no material changes to our obligations under lease or debt arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the five-year $600.0 million senior secured revolving credit facility entered into in February 2025 (the “Revolving Credit Facility”), as discussed in Note 13, Revolving Credit Facility.

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2025	As of December 31, 2024	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$240,867	$1,103,010	$(862,143)	(78)%
Short-term investments	281,895	251,782	30,113	12%
Non-current investments	109,125	133,163	(24,038)	(18)%
Restricted cash	15,579	15,579	—	(—)%
Total cash, cash equivalents and investments	$647,466	$1,503,534	$(856,068)	(57)%

Borrowings:
Convertible debt	$1,138,289	$1,137,124	$1,165	(—)%
Total borrowings	$1,138,289	$1,137,124	$1,165	(—)%

Working capital
Current assets	$2,432,533	$3,073,463	$(640,930)	(21)%
Current liabilities	605,588	731,684	(126,096)	(17)%
Total working capital	$1,826,945	$2,341,779	$(514,834)	(22)%

For the periods ended March 31, 2025 and December 31, 2024, our principal sources of liquidity were primarily derived from the sales of our products, our collaboration arrangement with Roche and proceeds from the settlement of capped call options associated with our convertible senior notes due on November 15, 2024. Our principal uses of cash are our $583.6 million up-front payment to Arrowhead and $241.4 million equity investment in Arrowhead's common stock (collectively, the “Arrowhead Payments”), research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, settlement of long-term debt and other working capital requirements. The changes in our working capital primarily reflect use of cash in operating activities, as well as a reduction in our cash, cash equivalents and investments to fund the Arrowhead Payments, offset by an increase in ELEVIDYS inventory manufacturing to meet increased demand. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

Beyond March 31, 2026, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

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
•
the attainment of milestones and our obligations to make milestone payments to Arrowhead, Myonexus Therapeutics, Inc.'s selling shareholders, BioMarin, Nationwide, UWA and other institutions;
•
the timing and repayment of future borrowings on our Revolving Credit Facility;
•
obligations to holders of our 2027 Notes; and
•
the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution. We believe that existing cash and cash equivalents, along with future cash generated from operations and availability under our Revolving Credit Facility will be sufficient to meet the capital requirements of our operations for the next 12 months and foreseeable future. Additional information regarding our Revolving Credit Facility is provided in Note 13, Revolving Credit Facility to the unaudited condensed consolidated financial statements contained in Item 1.

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under manufacturing arrangements is provided in Note 16, Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under debt or leasing arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $12.6 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of March 31, 2025, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Three Months Ended
	March 31,
	2025	2024	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(583,437)	$(242,076)	$(341,361)	141%
Investing activities	(291,177)	218,796	(509,973)	NM*
Financing activities	12,471	22,140	(9,669)	(44)%
Decrease in cash and cash equivalents	$(862,143)	$(1,140)	$(861,003)	NM*

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net (loss) income adjusted for non-cash items and changes in net operating assets and liabilities, totaled $583.4 million and $242.1 million for the three months ended March 31, 2025 and 2024, respectively. Cash used in operating activities for the three months ended March 31, 2025 was primarily driven by the net loss of $447.5 million, adjusted for the following:

•
$90.7 million loss on strategic investments;
•
$41.4 million in stock-based compensation expense;
•
$10.0 million in depreciation and amortization expense; and
•
$5.6 million in other non-cash items.

These non-cash charges were partially offset by $1.9 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$177.4 million increase in inventory primarily due to a ramp-up of manufacturing corresponding to an increase in demand for ELEVIDYS;
•
$85.4 million decrease in deferred revenue primarily related to our collaboration with Roche;
•
$57.4 million increase in accounts receivable, net primarily due to an increase in demand for ELEVIDYS;
•
$17.7 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to the timing and invoicing of payments with our contract research organizations and contract manufacturing organizations and payments on accrued employee compensation costs; and
•
$71.1 million decrease in manufacturing-related deposits and prepaids primarily due to timing of prepaid raw materials with Catalent.

Cash used in operating activities for the three months ended March 31, 2024 was primarily driven by the net income of $36.1 million, adjusted for the following:

•
$40.7 million in stock-based compensation expense;
•
$10.1 million non-cash change in the fair value of contingent consideration;
•
$8.7 million in depreciation and amortization expense; and
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

Investing Activities

Cash used in investing activities was $291.2 million for the three months ended March 31, 2025, compared to $218.8 million of cash provided in the three months ended March 31, 2024. Cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $241.4 million in the acquisition of strategic investments related to Arrowhead, $44.7 million of purchases of available-for-sale securities and $43.7 million of purchases of property and equipment, partially offset by $40.8 million from the maturity of available-for-sale securities.

Cash provided by investing activities for the three months ended March 31, 2024 primarily consisted of $477.7 million from the maturity of available-for-sale securities, partially offset by $216.5 million of purchases of available-for-sale securities and $32.4 million of purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $12.5 million and $22.1 million for the three months ended March 31, 2025 and 2024, respectively. Cash provided by financing activities for the three months ended March 31, 2025 consisted of $15.7 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program, partially offset by the $3.2 million in arrangement and up-front fees related to the Revolving Credit Facility.

Cash provided by financing activities for the three months ended March 31, 2024 consisted of $22.1 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest-Rate-Sensitive Financial Instruments

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of March 31, 2025, we had $647.5 million of cash, cash equivalents, restricted cash and investments, comprised of $240.9 million of cash and cash equivalents, $391.0 million of investments and $15.6 million non-current restricted cash. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2025, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.2 million to our interest rate sensitive instruments.

Our $1,150.0 million aggregate principal amount of our 2027 Notes has a fixed interest rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15, and therefore are not subject to fluctuations in market interest rates.

Market-Price-Sensitive Financial Instruments

Our strategic investment portfolio includes investments in equity securities of certain publicly traded biotechnology companies as a result of certain business development transactions. While we are holding such securities, we are subject to equity price risk and this may increase the volatility of our income in future periods due to changes in the fair value of strategic equity investments. As of March 31, 2025, strategic equity investments with a fair value of $151.9 million were subject to a contractual sale restriction that expires in August 2025. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for market-price-sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of March 31, 2025, we estimate that such hypothetical adverse 10.0% movement would result in a hypothetical loss in fair value of approximately $15.3 million to our market-price-sensitive financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2025, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-marketing requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain safety and efficacy data that supports clinical benefits from our ongoing and planned studies of our products, could lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51, VYONDYS 53, AMONDYS 45 or ELEVIDYS. FDORA, enacted in 2022, has expanded FDA's expedited withdrawal procedures for drugs approved via the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence.

Further, the current administration has also undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in FDA’s workforce or FDA’s budget, or other disruptions at FDA, could materially impact FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities. For example, any reduction in FDA’s workforce could lead to disruptions and delays in FDA’s review and oversight of our post-approval confirmatory trials.

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

Further, the potential commercial success of our product candidates as well as continued commercialization of ELEVIDYS will depend on additional factors, including the capacity of any infusion centers responsible for the administration of our product candidates and ELEVIDYS.

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

In addition to receiving accelerated approval in the U.S., EXONDYS 51 has been approved for marketing in Israel, Libya, Kuwait, and Georgia, AMONDYS 45 in Libya, Kuwait, and Georgia, and VYONDYS 53 in Libya, Kuwait, and Georgia. We may not receive approval to commercialize these products in additional countries. Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the U.S. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps.

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

Our business and financial results have not yet been materially adversely affected by the ongoing conflict between Russia and Ukraine, or the conflict in the Middle-East. However, access to and reimbursement for patients in those regions through our EAP and consequently, our ability to generate revenue from sales of our products in Russia, Ukraine or the Middle East may be adversely affected in the future. The U.S. and other nations have raised the possibility of sanctions on companies that do business with Russia or its allies, including Belarus. We also may be adversely impacted by sanctions imposed on third parties with which we do business, such as third-party distributors and service providers of our EAP.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change, including the use of artificial intelligence (“AI”). We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed:

(i) exon skipping product candidates, such as Wave (targeting various exons, including 53 and 51), Nippon Shinyaku (targeting various exons, including 51 and 45, and notably for exon 53 for which it has received accelerated FDA approval for its product Viltepso (viltolarsen)), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, PepGen (notably for exon 51), SQY Therapeutics and BioMarin (BMN-351 for exon 51), Entrada (notably for exon 44, 45, 50, and 51);

(ii) gene therapies, such as Genethon and Solid (also in partnership with Ultragenyx), and Regenxbio;

(iii) gene editing, including CRISPR/Cas 9 approaches, such as Exonics Therapeutics (acquired by Vertex Pharmaceuticals), GenAssist, CRISPR Therapeutics, and Precision Biosciences;

(iv) other disease modifying approaches, such as PTC Therapeutics and Satellos, which has a small molecule candidate, ataluren, that targets nonsense mutations; and

(v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed including but not limited to, Santhera (Reveragen), Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Italfarmaco (approved product Givinostat), Dystrogen and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin is conducting clinical trials for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it is conducting clinical trials for its exon 53 oligonucleotide, WVE-N531.

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
•
negotiate contracts and other related documents with clinical trial parties and institutional review boards ("IRBS"), such as informed consents, CRO agreements and site agreements, which can be subject to extensive negotiations that could cause significant delays in the clinical trial process, with terms possibly varying significantly among different trial sites and CROs and possibly subjecting us to various risks;
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

Further, any reduction in FDA’s workforce could delay or materially impact FDA’s feedback on our development programs, including through meetings and other informal interactions, and affect FDA’s review and oversight of our product candidates. Additionally, changes in FDA personnel under the new presidential administration may lead to changes in the regulations, policies and operations of the FDA, which may impact our clinical development plans. Any of these actions could adversely affect the development and approval of our product candidates.

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

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, announcements for SRP-9003 include: in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. These data are based on small patient samples, and, given the heterogeneity of LGMD patients and potential lot-to-lot variability, the data may not be predictive of future results. In addition, we cannot assure that the results of additional data or data from any future trial will yield results that are consistent with the data presented, that we will be able to demonstrate the safety and efficacy of these product candidates, that later trial results will support further development, or even if such later results are favorable, that we will be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize any of such product candidates. Similarly, we cannot provide assurances that data from our ongoing and planned studies with respect to our commercially approved products and product candidates will be positive and consistent or that the interpretation by regulators, such as the FDA or EMA, of the data we collect for our products or product candidates will be consistent with our interpretations.

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

Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Disruptions at regulatory agencies that are unrelated to our products and product candidates could delay the review and approval of our products, which could adversely affect our business. For example, changes in government, the ability to hire and retain key personnel and statutory and regulatory changes could result in delays. In addition, government funding of regulatory, government agencies, and programs on which our operations may rely is subject to the impacts of political events, which are inherently unpredictable and fluid. Further, additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval. Since the start of the new presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the new administration and federal government could adopt legislation, regulations, or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval, and commercialization of our products.

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

We currently have development, manufacturing and testing agreements with third parties to manufacture supplies of ELEVIDYS and our gene therapy product candidates. Several factors could cause production interruptions, including talent acquisition/retention, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of suppliers. In addition, several of the components used in our testing are currently from single-source suppliers. If these single-source suppliers fail to satisfy the Company's requirements on a timely basis, or if the Company is forced to change suppliers, the Company could suffer delays, a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. This uncertainty is heightened for our PMO- based products and product candidates and gene therapy-based products and product candidates for which there has not been a significant number of patent litigations involving such technologies. Congress periodically considers changes to patent law, and that such changes could have adverse effects. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. The USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain.

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

We incurred an operating loss of $300.4 million for the three months ended March 31, 2025. Our accumulated deficit was $4.7 billion as of March 31, 2025. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities. For example, over the last 12 months, as of the date of this report, our stock has increased as much as 30% in a single day or decreased as much as 27% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Broad market and industry factors may seriously affect the market price of a company’s stock, including ours, regardless of actual operating performance. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of inflation, announced tariffs and increased interest rates and overall market volatility. In addition, our operations and performance may be affected by political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine. Additionally, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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
the impact of global pandemics; and
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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of March 31, 2025, there were approximately 98.3 million shares of common stock outstanding and outstanding awards to purchase 12.1 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2025, there were approximately 1.1 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.1 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 0.9 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

We may issue additional shares to grant equity awards to our employees, officers, directors and consultants under our 2018 Equity Incentive Plan, our 2013 Employee Stock Purchase Plan or our 2024 Employment Commencement Incentive Plan. We may also issue additional common stock and warrants from time to time to finance our operations and in connection with strategic transactions, such as acquisitions and licensing. For example, in February 2020, we issued and sold 2,522,227 shares of common stock to Roche Finance Ltd in connection with the entry into the collaboration agreement with Roche.

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

Risks Related to Our Convertible Senior Notes

Servicing our 1.25% notes due 2027 (the “2027 Notes”) requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us, as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of 2027 Notes issued to the Michael A. Chambers Living Trust in a private placement. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2027 Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the remaining outstanding 2027 Notes, which mature in 2027, will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including the impact of increased interest rates, tariffs and inflation (such as the recent rise in inflation in the U.S.), could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. Significant uncertainty regarding general political and geopolitical conditions, as well as the stability of financial markets related to any future changes in policies, could adversely impact our business. In addition, a weak or declining economy could strain our manufacturers, possibly resulting in manufacturing disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
3.6	Second Amended and Restated Bylaws.	8-K	001-14895	3.1	12/13/22
3.7	Amendment No. 1 to Second Amended and Restated Bylaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	9/16/24
10.1	Credit Agreement, dated February 13, 2025, among Sarepta Therapeutics, Inc., Sarepta Therapeutics Investments, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	001-14895	10.1	2/14/25
31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ian M. Estepan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 6, 2025	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ IAN M. ESTEPAN
Ian M. Estepan
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)