Form 10-Q
period 2025-06-30
Sarepta Therapeutics, Inc.
filed 2025-08-06
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	97,713,438
(Class)	(Outstanding as of August 1, 2025)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of June 30, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$510,598	$1,103,010
Short-term investments	289,541	251,782
Accounts receivable, net	527,295	601,988
Inventory	994,036	749,960
Manufacturing-related deposits and prepaids	207,921	276,262
Other current assets	127,594	90,461
Total current assets	2,656,985	3,073,463
Property and equipment, net	371,857	340,336
Right of use assets	143,041	148,310
Non-current inventory	194,668	187,986
Strategic investments	195,522	3,710
Non-current investments	34,604	133,163
Other non-current assets	83,137	76,205
Total assets	$3,679,814	$3,963,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$136,702	$214,442
Accrued expenses	377,399	373,513
Deferred revenue, current portion	395,431	130,256
Other current liabilities	10,416	13,473
Total current liabilities	919,948	731,684
Long-term debt	1,139,458	1,137,124
Lease liabilities, net of current portion	214,419	192,473
Deferred revenue, net of current portion	—	325,000
Contingent consideration	47,400	47,400
Other non-current liabilities	1,204	1,750
Total liabilities	2,322,429	2,435,431
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 98,356,950 and 97,706,074 issued and outstanding, respectively, at June 30, 2025 and 96,900,496 issued and outstanding at December 31, 2024	10	10
Treasury stock, at cost, 650,876 and 0 shares at June 30, 2025 and December 31, 2024, respectively	(25,263)	—
Additional paid-in capital	5,844,279	5,738,924
Accumulated other comprehensive loss, net of tax	(51)	(218)
Accumulated deficit	(4,461,590)	(4,210,974)
Total stockholders’ equity	1,357,385	1,527,742
Total liabilities and stockholders’ equity	$3,679,814	$3,963,173

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Products, net	$513,123	$360,548	$1,124,646	$720,032
Collaboration and other	97,968	2,383	231,301	56,363
Total revenues	611,091	362,931	1,355,947	776,395

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	152,558	44,545	290,122	95,104
Research and development	204,392	179,690	977,840	380,086
Selling, general and administrative	137,897	138,796	271,526	265,799
Amortization of in-licensed rights	667	601	1,268	1,202
Total cost and expenses	495,514	363,632	1,540,756	742,191
Operating income (loss)	115,577	(701)	(184,809)	34,204

Other income (loss), net:
Other income (expense), net	38,061	14,278	(45,071)	20,821

Income (loss) before income tax expense	153,638	13,577	(229,880)	55,025
Income tax (benefit) expense	(43,254)	7,117	20,736	12,446
Net income (loss)	$196,892	$6,460	$(250,616)	$42,579

Other comprehensive (loss) income:
Unrealized (losses) gains on investments, net of tax	(85)	(339)	167	(1,948)
Total other comprehensive (loss) income	(85)	(339)	167	(1,948)
Comprehensive income (loss)	$196,807	$6,121	$(250,449)	$40,631

Earnings (loss) per share:
Basic	$2.01	$0.07	$(2.57)	$0.45
Diluted	$1.89	$0.07	$(2.57)	$0.44

Weighted average number of shares of common stock used in computing earnings (loss) per share:
Basic	98,005	94,618	97,685	94,305
Diluted	106,623	99,144	97,685	99,129

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock Issued		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2024	96,900	$10	—	$—	$5,738,924	$(218)	$(4,210,974)	$1,527,742
Exercise of options for common stock	146	—	—	—	9,036	—	—	9,036
Vest of restricted stock units	1,135	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74	—	—	—	6,645	—	—	6,645
Stock-based compensation	—	—	—	—	46,556	—	—	46,556
Unrealized gains on investments, net of tax	—	—	—	—	—	252	—	252
Net loss	—	—	—	—	—	—	(447,508)	(447,508)
BALANCE AT MARCH 31, 2025	98,255	$10	—	$—	$5,801,161	$34	$(4,658,482)	$1,142,723
Exercise of options for common stock	57	—	—	—	1,500	—	—	1,500
Vest of restricted stock units	45	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	41,618	—	—	41,618
Repurchases of common stock	—	—	(651)	(25,263)	—	—	—	(25,263)
Unrealized losses on investments, net of tax	—	—	—	—	—	(85)	—	(85)
Net income	—	—	—	—	—	—	196,892	196,892
BALANCE AT JUNE 30, 2025	98,357	$10	(651)	$(25,263)	$5,844,279	$(51)	$(4,461,590)	$1,357,385

						Accumulated
					Additional	Other		Total
	Common Stock Issued		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2023	93,732	$9	—	$—	$5,304,623	$918	$(4,446,213)	$859,337
Exercise of options for common stock	207	—	—	—	15,579	—	—	15,579
Vest of restricted stock units	461	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90	—	—	—	6,561	—	—	6,561
Stock-based compensation	—	—	—	—	45,205	—	—	45,205
Unrealized losses on investments, net of tax	—	—	—	—	—	(1,609)	—	(1,609)
Net income	—	—	—	—	—	—	36,119	36,119
BALANCE AT MARCH 31, 2024	94,490	$9	—	$—	$5,371,968	$(691)	$(4,410,094)	$961,192
Exercise of options for common stock	468	1	—	—	39,917	—	—	39,918
Vest of restricted stock units	131	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	55,654	—	—	55,654
Issuance of common stock for conversion of 2024 Notes	194	—	—	—	14,184	—	—	14,184
Unrealized losses on investments, net of tax	—	—	—	—	—	(339)	—	(339)
Net income	—	—	—	—	—	—	6,460	6,460
BALANCE AT JUNE 30, 2024	95,283	$10	—	$—	$5,481,723	$(1,030)	$(4,403,634)	$1,077,069

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(250,616)	$42,579
Stock-based compensation	78,453	91,174
Loss (gain) on strategic investments	54,007	(1,079)
Depreciation and amortization	20,818	17,463
Reduction in the carrying amounts of the right of use assets	7,956	7,964
Accretion of investment discount, net	(3,778)	(22,859)
Non-cash change in the fair value of derivatives	—	10,100
Other	3,303	2,513
Changes in operating assets and liabilities, net:
Decrease in accounts receivable	74,693	40,330
Decrease (increase) in manufacturing-related deposits and prepaids	68,869	(203,344)
Increase in inventory	(236,548)	(162,972)
(Increase) decrease in other assets	(37,258)	6,627
Decrease in deferred revenue	(59,825)	(40,380)
Decrease in accounts payable, accrued expenses, lease liabilities and other liabilities	(42,174)	(15,250)
Net cash used in operating activities	(322,100)	(227,134)

Cash flows from investing activities:
Purchase of property and equipment	(75,447)	(61,611)
Purchase of available-for-sale securities	(44,658)	(547,282)
Maturity and sales of available-for-sale securities	109,384	739,161
Purchase of intangible assets and other	(2,426)	(10,000)
Acquisition of strategic investments	(245,819)	—
Net cash (used in) provided by investing activities	(258,966)	120,268

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	17,181	62,058
Repurchases of common stock	(25,013)	—
Payments related to Revolving Credit Facility	(3,514)	—
Net cash (used in) provided by financing activities	(11,346)	62,058

Decrease in cash, cash equivalents and restricted cash	(592,412)	(44,808)

Cash, cash equivalents and restricted cash:
Beginning of period	1,118,589	444,009
End of period	$526,177	$399,201

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$510,598	$383,622
Restricted cash in other assets	15,579	15,579
Total cash, cash equivalents and restricted cash	$526,177	$399,201

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$20,093	$7,990
Cash paid during the period for interest	$7,188	$7,981
Supplemental schedule of non-cash activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$26,466	$30,483
Capitalized stock-based compensation and depreciation as inventory	$14,210	$13,287
Lease liabilities arising from obtaining right of use assets	$5,232	$2,018
Common stock issued for conversion or exchange of 2024 Notes	$—	$14,184

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, small interfering RNA ("siRNA") platform, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, highly-differentiated and innovative technologies, and through collaborations with its strategic partners, the Company has developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Limb-girdle muscular dystrophies (“LGMDs”) and other neuromuscular and central nervous system (“CNS”) disorders.

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

ELEVIDYS (delandistrogene moxeparvovec-rokl), an adeno-associated virus-(“AAV”) based gene therapy, was approved by the FDA on June 20, 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene, as well as for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA in June 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene. In response to two recent safety events, the Company suspended all commercial shipments of ELEVIDYS to non-ambulatory patients in June 2025. As of the date of this Quarterly Report, the Company remains in ongoing discussions with FDA related to a labeling supplement for ELEVIDYS, including a boxed warning for acute liver injury and acute liver failure.

As of June 30, 2025, the Company had $850.3 million of cash, cash equivalents, restricted cash and investments, consisting of $510.6 million of cash and cash equivalents, $324.1 million of investments and $15.6 million of non-current restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report, along with future cash inflows from operations, is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on February 28, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net, from customers. As of June 30, 2025, the Company’s cash was concentrated at three financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of June 30, 2025, three entities accounted for 47%, 24% and 17% of accounts receivable, net, respectively. As of December 31, 2024, three entities accounted for 54%, 21% and 13% of accounts receivable, net, respectively. For details about the Company’s accounts receivable, please read Note 6, Product Revenues, Net, Accounts Receivable, Net, And Reserves For Product Revenues.

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

Treasury stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchased shares are held as treasury stock until they are retired or re-issued. The Company uses the weighted average purchase cost to determine the cost of treasury stock that is reissued, if any. Excise taxes incurred on share repurchases and broker fees paid represent direct costs of share repurchases. Excise taxes are recorded as a part of the cost basis of repurchased shares within treasury stock and are paid when due.

There have not been any other material changes to the Company's accounting policies or recent accounting pronouncements that could have a material impact through June 30, 2025.

3. LICENSE AND COLLABORATION AGREEMENTS

License Agreement with Arrowhead Pharmaceuticals, Inc.

On November 25, 2024, the Company and Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) entered into an exclusive global license and collaboration agreement and a stock purchase agreement (collectively, the “Arrowhead Agreement”), which became effective as of February 7, 2025 (the “Effective Date”), upon the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The Arrowhead Agreement granted the Company an exclusive license under certain of Arrowhead’s intellectual property rights to develop, manufacture and commercialize the lead candidate (and all backup candidates) for the following programs:

Development Stage	Indication
Arrowhead Clinical Programs

(a) DUX4 for the treatment of facioscapulohumeral muscular dystrophy,

(b) DM1 for the treatment of type 1 myotonic dystrophy,

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

When the Arrowhead Agreement became effective, the Company paid Arrowhead an up-front payment of $500.0 million and invested $325.0 million in approximately 11.9 million shares of Arrowhead's common stock at a premium to the valuation on the closing date. The Company is contractually restricted from selling its investment in Arrowhead common stock until August 2025. Based on the closing price of Arrowhead’s common stock traded on the Nasdaq Global Select Market (“Nasdaq”) on the Effective Date, $241.4 million was allocated to the equity investment in Arrowhead and recorded within strategic investments on the Company’s unaudited condensed consolidated balance sheets. For the six months ended June 30, 2025, the Company recorded $583.6 million as acquired in-process research and development expense, as the remainder of the up-front payments is allocated to the up-front license fee representing rights to potential future benefits associated with research and development activities that have no alternative future use. The Company concluded that it does not have a controlling financial interest in Arrowhead as the Company does not have the power to direct the activities that would most significantly impact the economic performance of Arrowhead. Additionally, the Company concluded that, as it does not have significant influence over Arrowhead, the Company’s investment in Arrowhead is not subject to the equity method of accounting. Accordingly, the investment in Arrowhead’s common stock is recorded at fair value and remeasured each reporting period, with changes recorded to other income (expense), net in the Company’s unaudited condensed consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2025, the Company recognized a gain of $36.5 million and a loss of $53.0 million, respectively, related to the change in fair value of this strategic investment. The Arrowhead Agreement also provides the Company with the option to exchange its holding of Arrowhead’s common stock into pre-funded warrants (“Warrants”) with an exercise price of $0.001 per Warrant share. The Company currently does not have any plan to exercise this option. For the three and six months ended June 30, 2025, the Company recorded $6.5 million and $8.8 million, respectively, of research and development expense related to reimbursable development costs incurred by Arrowhead.

Additionally, the Company will pay Arrowhead an aggregate total of $250.0 million in annual installments of $50.0 million over five years (“Annual Fees”), with the first payment due on the first anniversary of the Effective Date. The Annual Fees are contingent upon the Company not terminating the Arrowhead Agreement. The Company may be obligated to make payments to Arrowhead totaling up to $10.3 billion upon the achievement of certain development, regulatory and sales milestones, inclusive of $300.0 million in near-term payments associated with the continued enrollment of certain cohorts of a Phase 1/2 study for an individual program. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales. Please refer to Note 18, Subsequent Events for further discussion of the Company's milestone payment due to Arrowhead.

Collaboration Agreement with F. Hoffman-La Roche Ltd.

For the three and six months ended June 30, 2025, the Company recognized $63.5 million and $175.5 million, respectively, of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Collaboration Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). Under the Roche Collaboration Agreement, the Company has granted Roche options to acquire ex-U.S. rights to certain future Duchenne development programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost-sharing provisions. These Options were accounted for as material rights related to individual programs and recorded in deferred revenue at the inception of the Roche Collaboration Agreement. The value assigned to the material rights is included in deferred revenue until such rights expire or are exercised.

In June 2025, the Company received a milestone payment of $63.5 million in connection with the receipt of regulatory approval of ELEVIDYS in Japan for individuals ages 3- to less than 8-years-old, who do not have any deletions in exon 8 and/or exon 9 in the Duchenne gene and who are negative for anti-AAVrh74 antibodies. The milestone payment is included in collaboration and other revenues for the three and six months ended June 30, 2025. As a result of the milestone received from Roche, the Company recorded a $5.1 million milestone due to Nationwide Children's Hospital (“Nationwide”) in accordance with the Company's license agreement with Nationwide as an in-licensed right intangible asset in its unaudited condensed consolidated balance sheets as of June 30, 2025. As of June 30, 2025, the in-licensed right asset with a net carrying value of approximately $5.0 million is being amortized on a straight-line basis over the remaining life of the relevant patent as it reflects the expected time period that the Company will benefit from this in-licensed right.

In February 2025, an Option for a certain program expired, which resulted in the immediate recognition of $112.0 million of collaboration revenue for the six months ended June 30, 2025. In February 2024, Roche declined to exercise its option related to one external, early-stage development program, which resulted in the immediate recognition of $48.0 million of collaboration revenue for the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the Company had total deferred revenue of $395.4 million and $455.3 million, primarily related to the separate material rights for the Options associated with the Roche Collaboration Agreement, of which $395.4 million and $130.3 million are classified as current, respectively.

In accordance with the Roche Collaboration Agreement, the parties agreed to enter into a supply agreement in order to supply Roche with clinical and commercial batches of ELEVIDYS (the “Roche Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS. While the Roche Supply Agreement is in the process of being negotiated at the issuance of this report, the Company delivered commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. Contract manufacturing revenue and royalty revenue are included in collaboration and other revenues in the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes certain Roche activity for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Contract manufacturing revenue	$27,023	$—	$44,402	$5,807
Royalty revenue	7,445	2,383	11,399	2,556
Cost of sales (inventory costs related to products sold to Roche)	(21,818)	—	(33,961)	(1,654)

The costs associated with co-development activities performed under the Roche Collaboration Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and six months ended June 30, 2025, costs reimbursable by Roche and reflected as a reduction to operating expenses were $25.7 million and $54.2 million, respectively. For the three and six months ended June 30, 2024, costs reimbursable by Roche and reflected as a reduction to operating expenses were $17.9 million and $39.6 million, respectively. As of June 30, 2025 and December 31, 2024, there were $73.3 million and $34.6 million, respectively, of collaboration and other receivables included in other current assets on the unaudited condensed consolidated balance sheets.

Research and Option Agreements

The Company has research and option agreements with third parties in order to develop various technologies and biologics that may be used in the administration of the Company’s genetic therapeutics. The agreements generally provide for research services related to pre-clinical development programs and options to license the technology for clinical development. Prior to the options under these agreements being executed, the Company may be required to make up to $13.0 million in research milestone payments. Under these agreements, there are $73.8 million in potential option payments to be made by the Company upon the determination to exercise the options. Additionally, if the options for each agreement are executed, the Company would incur additional contingent obligations and may be required to make development, regulatory, and sales milestone payments and royalty payments based on the net sales of the developed products upon commercialization. During the three and six months ended June 30, 2025 and 2024, the Company did not exercise any options or have any additional research milestone payments become probable of occurring.

Milestone Obligations

Including the agreements discussed above, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of June 30, 2025, the Company may be obligated to make up to $12.6 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of June 30, 2025, which are discussed above. For the six months ended June 30, 2025, the Company recognized up-front and development milestone expenses of $583.8 million as research and development expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss), with no similar activity for the three months ended June 30, 2025 and the three and six months ended June 30, 2024.

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

During the six months ended June 30, 2025, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$153,270	$153,270	$—	$—
Commercial paper	3,534	—	3,534	—
Government and government agency bonds	255,065	—	255,065	—
Corporate bonds	55,208	—	55,208	—
Strategic investments*	195,522	190,091	—	5,431
Certificates of deposit	10,338	—	10,338	—
Deferred compensation plan assets	475	475	—	—
Total assets	$673,412	$343,836	$324,145	$5,431

Liabilities
Contingent consideration	$47,400	$—	$—	$47,400
Total liabilities	$47,400	$—	$—	$47,400

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$455,535	$455,535	$—	$—
Government and government agency bonds	279,899	—	279,899	—
Corporate bonds	93,727	—	93,727	—
Strategic investments	3,710	2,710	—	1,000
Certificates of deposit	11,319	—	11,319	—
Total assets	$844,190	$458,245	$384,945	$1,000

Liabilities
Contingent consideration	$47,400	$—	$—	$47,400
Total liabilities	$47,400	$—	$—	$47,400

* The balance at June 30, 2025 includes an investment with a fair value of $188.4 million, which is subject to a contractual sale restriction that expires in August 2025.

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

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain highly liquid investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of strategic investments in private biotechnology companies whose fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value of the Company's strategic investments that are not listed securities are adjusted if the entities were to issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the six months ended June 30, 2025 or 2024, as no impairment indicators were identified nor were similar securities issued.

The Company’s contingent consideration liability with a fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to an academic institution under a license agreement that meets the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone, or shorten or lengthen the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current valuation assumptions through earnings. For the six months ended June 30, 2024, the Company recorded an increase of $10.1 million to account for the change in fair value of the Company's existing contingent consideration liabilities, with no similar activity for the six months ended June 30, 2025. As of June 30, 2025, the contingent consideration was recorded as a non-current liability on the Company's unaudited condensed consolidated balance sheets.

The fair value of the Company's 1.25% convertible senior notes due on September 15, 2027 (the “2027 Notes”) is based on open market trades and is classified as Level 1 in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the fair value of the 2027 Notes was $849.6 million and $1,254.9 million, respectively.

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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Money market funds	$153,270	$455,535
Total	$153,270	$455,535

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of June 30, 2025 and December 31, 2024 was approximately six and eleven months, respectively. All of the Company's non-current investments as of June 30, 2025 and December 31, 2024 had maturities between one and two years.

The following tables summarize the Company’s cash, cash equivalents, short-term investments and non-current investments for each of the periods indicated:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$510,598	$—	$—	$510,598
Commercial paper	3,534	—	—	3,534
Government and government agency bonds	255,122	64	(121)	255,065
Corporate bonds	55,203	25	(20)	55,208
Certificates of deposit	10,338	—	—	10,338
Total cash, cash equivalents and investments	$834,795	$89	$(141)	$834,743
As reported:
Cash and cash equivalents	$510,598	$—	$—	$510,598
Short-term investments	289,571	79	(109)	289,541
Non-current investments	34,626	10	(32)	34,604
Total cash, cash equivalents and investments	$834,795	$89	$(141)	$834,743

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$1,103,010	$—	$—	$1,103,010
Government and government agency bonds	280,001	227	(329)	279,899
Corporate bonds	93,816	67	(156)	93,727
Certificates of deposit	11,319	—	—	11,319
Total cash, cash equivalents and investments	$1,488,146	$294	$(485)	$1,487,955
As reported:
Cash and cash equivalents	$1,103,010	$—	$—	$1,103,010
Short-term investments	251,598	286	(102)	251,782
Non-current investments	133,538	8	(383)	133,163
Total cash, cash equivalents and investments	$1,488,146	$294	$(485)	$1,487,955

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET, AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with the PMO Products and ELEVIDYS, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
PMO Products
United States	$202,922	$204,248	$388,750	$393,915
Rest of World	28,350	34,579	79,060	70,460
Total PMO product revenues, net	$231,272	$238,827	$467,810	$464,375
ELEVIDYS
United States	281,851	121,721	656,836	255,657
Total ELEVIDYS product revenue, net	$281,851	$121,721	$656,836	$255,657
Total product revenues, net	$513,123	$360,548	$1,124,646	$720,032

For the three and six months ended June 30, 2025 and 2024, no individual country outside the U.S. exceeded 10% of total net product revenues.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Product revenues, net
Customer 1	25%	35%	22%	35%
Customer 2	15%	21%	13%	20%

As of June 30, 2025 and December 31, 2024, the Company's accounts receivable, net were $527.3 million and $602.0 million, respectively, both of which were related to product sales, net of discounts and allowances. As of June 30, 2025, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 65 to 90 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 90 and 150 days.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2024	$45,904	$107,843	$5,941	$34,611	$194,299
Provision	131,842	109,973	10,965	45,012	297,792
Adjustments relating to prior periods	—	(9,497)	—	(625)	(10,122)
Payments/credits	(130,222)	(64,359)	(11,251)	(43,412)	(249,244)
Balance, as of June 30, 2025	$47,524	$143,960	$5,655	$35,586	$232,725

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2023	$27,486	$98,194	$3,831	$35,261	$164,772
Provision	41,935	72,684	8,585	35,527	158,731
Adjustments relating to prior periods	783	(5,171)	—	(88)	(4,476)
Payments/credits	(54,393)	(62,647)	(8,462)	(33,210)	(158,712)
Balance, as of June 30, 2024	$15,811	$103,060	$3,954	$37,490	$160,315

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Reduction to accounts receivable, net	$87,450	$85,142
Component of accrued expenses	145,275	109,157
Total reserves	$232,725	$194,299

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Raw materials	$314,853	$280,045
Work in progress	802,867	610,692
Finished goods	70,984	47,209
Total inventory	$1,188,704	$937,946

No material inventory reserves existed as of June 30, 2025 or December 31, 2024. The Company classifies inventory associated with its PMO Products as non-current inventory when consumption of the inventory is expected beyond the Company's normal PMO Product inventory operating cycle of two years. Non-current inventory consists of raw materials and work in progress associated with the PMO Products.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Balance sheet classification
Inventory	$994,036	$749,960
Non-current inventory	194,668	187,986
Total inventory	$1,188,704	$937,946

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Collaboration and other receivables	$73,256	$34,608
Prepaid maintenance services	15,592	13,407
Prepaid clinical and pre-clinical expenses	10,821	10,220
Tax-related receivables and prepaids	7,244	13,132
Prepaid insurance	4,113	3,668
Prepaid commercial expenses	3,729	3,371
Interest receivable	1,800	1,970
Other	11,039	10,085
Total other current assets	$127,594	$90,461

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Intangible assets, net	$30,522	$26,887
Manufacturing-related deposits and prepaids	25,436	25,964
Restricted cash*	15,579	15,579
Prepaid maintenance services	4,218	4,381
Other	7,382	3,394
Total other non-current assets	$83,137	$76,205

* The Company had $15.6 million in restricted cash included in other non-current assets on the Company’s unaudited condensed consolidated balance sheets as of both June 30, 2025 and December 31, 2024. Restricted cash for both periods relates to (i) letters of credit established under the Company’s various property leases that serve as security for potential future default of lease payments, (ii) a letter of credit established under a certain commercial supply agreement and (iii) collateralized cash for the Company’s credit cards. The restricted cash is unavailable for withdrawal or use for general obligations.

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Product revenue related reserves	$145,275	$109,157
Accrued contract manufacturing costs	59,513	77,842
Accrued employee compensation costs	55,232	91,119
Accrued income taxes	18,730	17,391
Accrued professional fees	26,611	17,691
Accrued clinical and pre-clinical costs	26,152	26,849
Accrued royalties	13,996	16,625
Accrued fixed assets	8,150	5,305
Accrued milestone and license expense	6,080	2,000
Accrued clinical collaboration costs	7,003	—
Accrued interest expense	4,727	4,192
Other	5,930	5,342
Total accrued expenses	$377,399	$373,513

10. EQUITY

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

During the three and six months ended June 30, 2025, the Company purchased a total of 650,876 shares of common stock under the 2024 Repurchase Program at an average price of $38.41 per share for a total cost of $25.3 million, inclusive of approximately $0.3 million in excise taxes and other fees. As of June 30, 2025, the remaining amount authorized under the 2024 Repurchase Program was $475.0 million.

Repurchased shares are held as treasury stock. The amount paid to repurchase shares is recorded as a reduction to stockholders’ equity. As treasury stock is not considered outstanding, these shares are excluded from weighted average common stock outstanding for both basic and diluted earnings per share.

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2025		2024			2025			2024
	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	22,016	$13.98	5,100		$72.37	488,192		$46.93	321,478		$67.63
Restricted stock units	317,317	$17.10	54,905	(2)	$138.91	1,815,501	(1)	$83.72	1,216,890	(2)	$129.05

(1) Included in restricted stock units (“RSUs”) for the six months ended June 30, 2025 are 120,378 shares with performance conditions which are related to the achievement of certain financial performance goals, regulatory development and approval of certain of the Company's product candidates and certain manufacturing achievements. As of June 30, 2025, none of the performance conditions were probable of being achieved. Stock options and the remaining RSUs granted during the three and six months ended June 30, 2025 have only service-based criteria and vest over four years.

(2) Included in RSUs for the three and six months ended June 30, 2024 are 8,860 and 97,460 shares with performance conditions (the “March 2024 PSUs”), respectively, which are related to the achievement of certain financial performance goals and regulatory approval of certain of the Company's product candidates. The expanded regulatory approval of ELEVIDYS in June 2024 resulted in the cliff-vesting of 44,300 shares during the year ended December 31, 2024. The achievement of certain financial performance targets during the three months ended June 30, 2025 resulted in 38,050 shares of the March 2024 PSUs becoming eligible for vesting, which is contingent on the fulfillment of remaining service conditions. As of June 30, 2025, none of the remaining performance conditions associated with the March 2024 PSUs were probable of being achieved.

Stock-based Compensation Expense

For the three months ended June 30, 2025 and 2024, total stock-based compensation expense was $37.0 million and $50.5 million, respectively. For the six months ended June 30, 2025 and 2024, total stock-based compensation expense was $78.5 million and $91.2 million, respectively.

The following table summarizes stock-based compensation expense by grant type and by function included within the unaudited condensed consolidated statements of comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$11,689	$15,515	$24,578	$31,796
Restricted stock units	28,114	37,808	59,657	65,335
Employee stock purchase plan	1,815	2,331	3,939	3,728
Subtotal	$41,618	$55,654	$88,174	$100,859
Capitalized stock-based compensation costs	(4,593)	(5,172)	(9,721)	(9,685)
Total stock-based compensation expense included in expenses	$37,025	$50,482	$78,453	$91,174
Research and development	15,277	19,806	32,594	36,079
Selling, general and administrative	21,748	30,676	45,859	55,095
Total stock-based compensation expense included in expenses	$37,025	$50,482	$78,453	$91,174

12. OTHER INCOME (LOSS), NET

The following table summarizes other income (loss), net for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest income	$5,254	$8,076	$15,444	$15,169
Accretion of investment discount, net	1,887	10,766	4,125	23,570
Gain (loss) on strategic investments	36,721	148	(54,007)	1,079
Interest expense	(5,228)	(4,832)	(9,731)	(8,998)
Change in fair value of derivatives*	—	—	—	(10,100)
Other, net	(573)	120	(902)	101
Total other income (expense), net	$38,061	$14,278	$(45,071)	$20,821

*Related to the change in fair value of the contingent consideration derivative liabilities. For more information, please read Note 4, Fair Value Measurements.

13. INCOME TAXES

During the three and six months ended June 30, 2025, the Company recorded an income tax (benefit) expense of $(43.3) million and $20.7 million, representing an effective tax rate of (28.2)% and (9.0)%, respectively. During the three and six months ended June 30, 2024, the Company recorded an income tax expense of $7.1 million and $12.4 million, representing an effective tax rate of 8.4% and 22.6%, respectively. The income tax (benefit) expense, for each of the periods, primarily relates to the current tax provision on taxable profits, including in certain states which restrict the amount of net operating loss carryforwards which may be utilized to offset taxable income and the requirement to capitalize research and development costs for tax purposes.

On a periodic basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of such deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income, potential carryback claims and tax planning strategies to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2025. It is possible the Company may release a portion or all of its valuation allowance in future periods. The release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company’s level of profitability, revenue growth, and expectations regarding future profitability. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The total deferred tax asset balance subject to the valuation allowance was approximately $1,131.8 million as of June 30, 2025. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize the costs over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Management is currently evaluating the financial impact of the OBBBA. Please refer to Note 18, Subsequent Events for further discussion over the bill.

14. REVOLVING CREDIT FACILITY

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

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants, conditions and events of default. The Credit Agreement also contains financial covenants that are assessed on the last day of each of the Company’s fiscal quarters, including certain financial ratios such as a maximum secured net leverage ratio and minimum consolidated interest coverage ratio. The Company may voluntarily prepay the outstanding revolving loans under the Revolving Credit Facility in whole or in part without premium or penalty provided that the prepayment shall be in certain amounts as specified therein.

The Company paid $3.2 million in arrangement and up-front fees on the Closing Date. The arrangement and up-front fees associated with the Revolving Credit Facility are being amortized over the five-year term of the Revolving Credit Facility. As of June 30, 2025, there were no amounts outstanding under the Revolving Credit Facility and the Company was in compliance with the covenants described above.

15. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the treasury stock method for stock awards and the if-converted method for convertible debt by dividing net income by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company recorded a net loss for the six months ended June 30, 2025, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net income (loss) - basic	$196,892	$6,460	$(250,616)	$42,579
Add: interest expense, net of tax, on the Company's convertible debt	4,303	340	—	769
Net income (loss) - diluted	$201,195	$6,800	$(250,616)	$43,348
Denominator:
Weighted-average common shares outstanding, basic	98,005	94,618	97,685	94,305
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	518	3,095	—	3,388
Common stock issuable under the Company's convertible debt	8,100	1,431	—	1,436
Weighted-average common shares outstanding, diluted	106,623	99,144	97,685	99,129
Earnings (loss) per common share, basic	$2.01	$0.07	$(2.57)	$0.45
Earnings (loss) per common share, diluted	$1.89	$0.07	$(2.57)	$0.44

The following table summarizes potential shares of common stock that were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	As of June 30, 2025	As of June 30, 2024
	(in thousands)
Common stock issuable under the Company's equity incentive plans	8,308	2,879	(1)
Common stock issuable under the Company's convertible debt	—	8,100
Total number of potentially issuable common stock	8,308	10,979

(1) As of June 30, 2024, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 1.2 million shares that are dilutive but have performance or market conditions that were not met as of the end of the period.

16. SEGMENT INFORMATION

The measure of segment profit or loss that the CEO uses to allocate resources and assess performance as the chief operating decision-maker (“CODM”) is the Company’s consolidated net income (loss). The table below includes information about the Company’s segment, including significant segment expenses, and a reconciliation to net income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues	$611,091	$362,931	$1,355,947	$776,395

Segment expenses and other segment items
Cost of sales (excluding amortization of in-licensed rights)	152,558	44,545	290,122	95,104
Compensation and other personnel expenses	89,839	77,535	182,923	161,122
Up-front and milestone expenses	—	—	583,787	—
Manufacturing expenses	80,685	50,659	148,150	120,359
Clinical trial expenses	33,511	39,861	66,658	84,008
Facility- and technology-related expenses (excluding depreciation and amortization)	28,580	26,651	56,237	51,629
Research and development- other (excluding non-cash items) (a)	31,843	27,646	60,314	56,494
Selling, general and administrative- other (excluding non-cash items) (b)	56,322	55,474	107,464	104,436
Roche collaboration reimbursement	(25,689)	(17,940)	(54,170)	(39,598)
Other segment items (c)	(1,314)	(10,886)	(3,223)	(13,571)
(Gain) loss on strategic investments	(36,721)	(148)	54,007	(1,079)
Interest expense	5,228	4,832	9,731	8,998
Interest income	(5,254)	(8,076)	(15,444)	(15,169)
Income tax (benefit) expense	(43,254)	7,117	20,736	12,446
Depreciation and amortization expense	10,840	8,719	20,818	17,463
Stock-based compensation expense	37,025	50,482	78,453	91,174
Segment net income (loss)	$196,892	$6,460	$(250,616)	$42,579

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$196,892	$6,460	$(250,616)	$42,579

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

Significant expense categories that are regularly provided to the CODM include cost of sales (excluding amortization of in-licensed rights), compensation and other personnel expenses, up-front and milestone expenses, manufacturing expenses, clinical trial expenses, facility- and technology-related expenses, research and development- other and selling, general and administrative- other. The other expense or income information are other segment items and include separate presentation of (gain) loss on strategic investments, interest expense, interest income, income tax (benefit) expense, depreciation and amortization and stock-based compensation, which are included in the measure of segment net income (loss), but are not significant segment expenses.

Assets provided to the CODM for the single segment are consistent with those reported on the unaudited condensed consolidated balance sheets.

17. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of June 30, 2025**
(in thousands)
2025 (July-December)	$626,052
2026	320,563
2027	81,604
2028	68,772
Total manufacturing commitments*	$1,096,991

*Total manufacturing commitments include the Catalent, Inc. (“Catalent”) manufacturing and supply agreement, for which the Company has ROU assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of June 30, 2025. For more information, please read Note 22, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

**Total manufacturing commitments include obligations related to the global supply of ELEVIDYS, including inventories necessary to supply Roche for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS.

Thermo Fisher Scientific, Inc.

The Company entered into a development, commercial manufacturing, and supply agreement as related to the Company's adherent manufacturing process for its gene therapy programs in June 2018 and, subsequently, entered into the first, second, third and fourth amendments in May 2019, July 2020, October 2021 and March 2023, respectively, with Brammer Bio MA, LLC (“Brammer”), an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) (collectively, the “Thermo Agreement”).

On July 18, 2024, the Company issued a termination notice to Thermo to terminate the Thermo Agreement. The termination was effective as of August 21, 2024.

On December 20, 2024, Brammer filed an arbitration demand against the Company relating to the Company’s termination of the Thermo Agreement. Brammer alleged claims for breach of contract, breach of the implied covenant of good faith and fair dealing and a violation of MGL c. 93A, and sought relief including damages, treble damages, and attorneys’ fees and costs. On January 24, 2025, Sarepta filed its answer and asserted counterclaims for declaratory judgment and breach of contract, seeking relief including damages and attorneys’ fees and costs.

On July 12, 2025, the Company entered into a settlement agreement with Brammer to resolve the outstanding claims related to the termination of the Thermo Agreement (the “Brammer Settlement”). Under the Brammer Settlement, the Company agreed to pay Brammer an aggregate amount of $13.0 million. Upon payment, both parties are required to take all necessary action to dismiss any arbitration. The Brammer Settlement is recorded in the Company's unaudited condensed consolidated statements of comprehensive income (loss) within research and development expense for the three and six months ended June 30, 2025.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the matters described below as of June 30, 2025.

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

On June 20, 2023, Regenx and U-Penn commenced a second patent infringement lawsuit against Sarepta and its contract manufacturer, Catalent, asserting patent alleged infringement of U. S. Patent No. 11,680,274 (“the ’274 Patent”). In the second lawsuit, Regenx and U-Penn allege that Sarepta and Catalent’s manufacture, use and commercial launch of ELEVIDYS® (formerly/also known as SRP-9001) infringe the ’274 Patent. Sarepta answered the complaint on August 10, 2023. On February 21, 2024, Sarepta submitted a petition for Inter Partes Review for filing with the Patent Trial and Appeal Board (“PTAB”) at the U.S. Patent and Trademark Office (“USPTO”). The petition seeks to invalidate the ’274 Patent. On March 20, 2024, the court in the patent infringement litigation ordered that the case be stayed pending final resolution of the Inter Partes Review proceedings. On August 22, 2024, the PTAB instituted inter partes review of all challenged claims of the ’274 Patent on all asserted grounds. Oral argument in the PTAB proceedings was held on May 28, 2025, and the PTAB’s final written decision is expected in August 2025.

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserted a claim for breach of contract arising from Sarepta filing seven petitions for Inter Partes Review (“IPR Petitions”) with the PTAB at the USPTO, in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217, and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserted claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further sought a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from UWA (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). In its complaint, NS sought legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January 2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR Petitions and determined that Sarepta demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR Petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintained all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta also sought a determination of invalidity of the NS Patents. In its counterclaim complaint, Sarepta sought an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. On August 14, 2023, the Court granted cross motions to amend the pleadings, allowing Sarepta to add a counterclaim against NS for inequitable conduct, and NS to add counterclaims against Sarepta for inequitable conduct and Walker Process fraud. The parties have since stipulated to the dismissal of NS’s claim of infringement of its ’361 Patent and certain claims of the ’322 Patent, and NS’s breach of contract claim. The Court bifurcated the Walker Process fraud claim on April 18, 2024, and granted Sarepta's motion for summary judgment of infringement of the ’851 Patent and NS’s motion for partial summary judgment of infringement of certain NS patents on May 1, 2024. After a jury trial in December 2024, the jury found that NS’s ’092 Patent is invalid as obvious and Sarepta’s and UWA’s ’851 Patent is not invalid. The jury did not find that NS’s infringement was willful. The jury awarded Sarepta approximately $115.2 million in damages for NS’s infringement relating to its sales of Viltepso in the United States, and the parties stipulated to approximately $0.8 million in reasonable royalty damages for NS's sales of Viltepso outside of the United States, both through December 15, 2024. Judgment was entered on January 7, 2025. On February 14, 2025, Sarepta filed a motion seeking supplemental damages and NS filed post-trial motions challenging the jury's verdict, as well as briefing relating to its inequitable conduct claim, which was tried to the court in December 2024. Those motions remain pending.

On July 26, 2024, Genzyme Corporation filed a lawsuit against Sarepta Therapeutics, Inc. and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of United States Patent Nos. 9,051,542 (the “’542 Patent”) and 7,704,721 (the “’721 Patent”) arising from Sarepta’s alleged manufacture and sale of ELEVIDYS® (delandistrogene moxeparvovec-rokl). In its complaint, Genzyme seeks, inter alia, damages for the alleged infringement, including increased damages up to three times the amount found or assessed, together with prejudgment and post-judgment interest and costs. Following a partial motion to dismiss by Sarepta, Genzyme filed its First Amended Complaint on November 21, 2024. In its First Amended Complaint, Genzyme no longer alleges willfulness or indirect infringement before the filing of the complaint. Sarepta answered the First Amended Complaint on December 12, 2024. On May 27, 2025, the court subsequently granted Genzyme’s motion to amend the complaint to include new allegations of infringement related to five patents: United States Patent Nos. 12,031,894 (the “’894 Patent"), 12,013,326 (the “’326 Patent”), 11,698,377 (the “’377 Patent”), 12,123,880 (the “’880 Patent”), and 12,298,313 (the “’313 Patent”). The Court also entered an amended scheduling order, with trial scheduled for June 14, 2027. Sarepta answered the Second Amended Complaint on June 17, 2025.

On December 20, 2024, Brammer filed an arbitration demand against the Company relating to the Company’s termination of the Thermo Agreement. Brammer alleged claims for breach of contract, breach of the implied covenant of good faith and fair dealing and a violation of MGL c. 93A, and seeks relief including damages, treble damages, and attorneys’ fees and costs. On January 24, 2025, Sarepta filed its answer and asserted counterclaims for declaratory judgment and breach of contract, seeking relief including damages and attorneys’ fees and costs. On July 12, 2025, the parties entered into the Brammer Settlement, pursuant to which the Company agreed to pay Brammer an aggregate amount of $13.0 million. Upon payment, both parties are required to take all necessary action to dismiss any arbitration.

On June 26, 2025, a putative securities class action complaint was filed against the Company, Chief Executive Officer Douglas Ingram, former Chief Customer Officer Dallan Murray, and President of Research and Development and Technical Operations Louise Rodino-Klapac in the U.S. District Court for the Southern District of New York (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding ELEVIDYS’s safety and efficacy and the Company’s financial statements and projections. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between June 22, 2023 and June 24, 2025. The complaint seeks unspecified damages.

On July 15, 2025, a shareholder derivative lawsuit concerning substantially the same disclosures underlying the Securities Action (the “Derivative Action”) was filed in the U.S. District Court for the Southern District of New York, naming Company directors M. Kathleen Behrens, Richard J. Barry, Kathryn Boor, Michael Chambers, Deirdre Connelly, Stephen L. Mayo, Claude Nicaise, and Hans Wigzell, as well as Douglas Ingram, Dallan Murray, and Louise Rodino-Klapac (the “Individual Defendants”). The Company is named as a nominal defendant. The Derivative Action alleges, among other claims, breaches of the Individual Defendants’ fiduciary duties in connection with substantially similar disclosures at issue in the Securities Action and violations of Section 14(a) of the Exchange Act in connection with the Company’s 2024 and 2025 annual proxy statements. The Derivative Action seeks unspecified damages, including costs incurred in defending the Company against the Securities Action. The Derivative Action also seeks an order that the Company take all necessary action to reform and improve its corporate governance and internal procedures.

18. SUBSEQUENT EVENTS

One Big Beautiful Bill Act

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes provisions that could have a significant impact on the Company, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the financial impact of the OBBBA.

Restructuring Plan

On July 16, 2025, the Company announced its plan to reprioritize its pipeline and reduce its workforce, representing approximately 36% of the Company’s workforce (the “Restructuring”). As a result of this reduction in force, the Company estimates that it will record a charge in the range of $32.0 million to $37.0 million during the three and nine months ended September 30, 2025, related to employee termination benefits, including severance, all of which is anticipated to result in cash expenditures. The Company expects the reduction in force to be substantially complete by the end of the third quarter of 2025.

LGMD FDA Clinical Hold

On July 21, 2025, the Company announced that the FDA placed a clinical hold on the Company’s investigational gene therapy clinical trials for LGMD (the “LGMD Clinical Hold”). The LGMD Clinical Hold includes the Company’s LGMD clinical trials related to its product candidates SRP-9003 (LGMD2E/R4/bidridistrogene xeboparvovec), SRP-9004 (LGMD2D/patidistrogene bexoparvovec), SRP-6004 (LGMD2B/R2) and SRP-9005 (LGMD2C/R5 g-sarcoglycan). The Company previously announced on July 16, 2025, that it had suspended the development of each of the LGMD programs mentioned above as part of the Restructuring, with the exception of SRP-9003. As of June 30, 2025, there were $47.4 million of regulatory-related contingent payments included in contingent consideration liability on the unaudited condensed consolidated balance sheets, of which $47.1 million relates to regulatory-related contingent payments to Myonexus' selling shareholders associated with the Company's LGMD product candidates. The Company is currently evaluating the financial impact of the LGMD Clinical Hold on its contingent consideration liabilities.

Milestone Payment to Arrowhead

On July 28, 2025, the Company recognized a $100.0 million milestone payment obligation to Arrowhead pursuant to the terms of the Arrowhead Agreement (the “Arrowhead Milestone”). The Arrowhead Milestone was triggered by Arrowhead’s achievement of the first of two predetermined enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 study for an individual program. In accordance with the Arrowhead Agreement, the Company is required to remit the milestone payment within 60 days of achievement of the Arrowhead Milestone. The Arrowhead Milestone will be recorded in the Company’s unaudited condensed consolidated statements of comprehensive income (loss) within research and development expense for the three and nine months ended September 30, 2025.

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
•
the possible impacts of the ELEVIDYS Suspension (as defined herein);
•
the possible impacts of the clinical hold the U.S. Food and Drug Administration (the “FDA") has placed on our investigational use gene therapy clinical trials for LGMD in July 2025 and the revocation of the platform technology designation for our AAVrh74 platform technology previously granted on June 2, 2025;
•
the estimated impacts of the strategic restructuring plan announced in July 2025;
•
our expectation that our partnership with Catalent, Inc. (“Catalent”) will support our clinical and commercial manufacturing demand for our Duchenne gene therapy program and LGMD programs, while also acting as a manufacturing platform for potential future gene therapy programs;
•
our expectation that Aldevron LLC (“Aldevron”) will provide Good Manufacturing Processes (“GMP”)-grade plasmid for our Duchenne gene therapy program and our SRP-9003 LGMD program, as well as plasmid source material for any future gene therapy programs;
•
the possible impact of regulations and regulatory decisions by the FDA and other regulatory agencies on our business as well as the development of our product candidates and our financial and contractual obligations;
•
estimated timelines and milestones for the remainder of 2025 and beyond, including seeking to discuss with the FDA in 2025 a SRP-9003 biologics license application (“BLA");
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
•
the possible impact of any executive, legislative or regulatory action and competing products on the commercial success of our products and our product candidates and our ability to compete against such products;
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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, siRNA knockdown therapies, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, highly differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne and are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne and LGMD, as well as those through our partnered programs with Arrowhead Therapeutics Inc. (“Arrowhead”), including Facioscapulohumeral muscular dystrophy ("FSHD"), myotonic dystrophy type 1 ("DM1"), Spinocerebellar ataxia type 2 ("SCA2"), Idiopathic Pulmonary Fibrosis ("IPF"), Huntington's disease and other neuromuscular and skeletal diseases.

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
•
ELEVIDYS (delandistrogene moxeparvovec-rokl), an AAV-based gene therapy, was approved by the FDA on June 20, 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene as well as non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA on June 22, 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene. In response to safety events announced in March and June 2025, in June 2025, we suspended all shipments of ELEVIDYS to non-ambulatory patients in the U.S. In response to a request from FDA that we voluntarily stop all shipments of ELEVIDYS in the U.S., we temporarily suspended all shipments of ELEVIDYS in the U.S., effective July 22, 2025, to allow us the necessary time to respond to FDA's requests for information and complete a labeling supplement process (the "ELEVIDYS Suspension"). On July 28, 2025, the FDA informed us that it recommended the removal of the voluntary hold for ambulatory patients. As of the date of this Quarterly Report, we have resumed shipments of ELEVIDYS for ambulatory patients in the U.S. We remain in ongoing discussions with FDA regarding the labeling supplement process for ELEVIDYS, including a boxed warning for acute liver injury ("ALI") and acute liver failure ("ALF").

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

In July 2025, we announced a strategic restructuring plan designed to enhance financial flexibility and meet our 2027 financial obligations, including a revised program portfolio that prioritizes our siRNA platform assets. A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

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

On July 21, 2025, we announced that the FDA placed a clinical hold on our investigational use gene therapy clinical trials for LGMD, including our trials for product candidates SRP-9003 (LGMD2E/R4/bidridistrogene xeboparvovec), SRP-9004 (LGMD2D/patidistrogene bexoparvovec), SRP-6004 (LGMD2B/R2) and SRP-9005 (LGMD2C/R5 g-sarcoglycan), following the death of a patient in our Phase 1/2 LGMD clinical trial for SRP-9004. We previously announced on July 16, 2025 that we had suspended each of the LGMD programs mentioned above as part of the Restructuring, with the exception of SRP-9003. We intend to seek to discuss with FDA in 2025 the timing of a BLA submission for SRP-9003.

•
SRP-1003 (DM1). DM1 is an autosomal dominant, debilitating, chronic progressive multisystem disorder characterized by an expansion of a highly unstable CUGexp in the DMPK gene. Patients with DM1 have muscle weakness and wasting, myotonia, cataracts, and often have cardiac conduction abnormalities, and may become physically disabled and have a shortened life span. SRP-1003 is designed to reduce expression of the dystrophia myotonica protein kinase (DMPK) gene. There is currently no approved disease-modifying therapy for DM1. We are currently investigating SRP-1003 in a Phase 1/2a clinical trial.
•
SRP-1001 (FSHD). FSHD is a rare genetic disease in which the body is unable to maintain complete epigenetic suppression of DUX4 expression in differentiated skeletal muscle, leading to overexpression of DUX4, which is myotoxic and can lead to muscle degeneration. SRP-1001 is designed to selectively target and knockdown DUX4 using RNAi, with the goal of preventing or reversing downstream myotoxicity and lead to muscle repair and improvement in muscle function in patients. There are currently no cures or approved disease-modifying treatments for FSHD. We are currently investigating SRP-1001 in a Phase 1/2a clinical trial.

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

With respect to our siRNA programs, we are relying on our partner Arrowhead to supply drug substance manufacturing and testing services for ongoing and future clinical trials. Arrowhead’s cGMP manufacturing facility has a variety of manufacturing lines at multiple scales available and is capable of potential future commercial-scale manufacture and capacity expansion as needed. In addition, we plan to leverage existing CMOs, which have technical expertise in manufacturing RNA therapies, for the manufacture of drug product.

Leadership Transition

On July 14, 2025, the Board appointed Ian Estepan as President and Chief Operating Officer, Louise Rodino-Klapac, Ph.D. as President, Research and Development and Technical Operations and Ryan Wong as Executive Vice President, Chief Financial Officer, each effective as of July 16, 2025. Douglas Ingram, who previously served as President and Chief Executive Officer, continues to serve as Chief Executive Officer. Mr. Wong replaced Mr. Estepan as principal financial officer and principal accounting officer.

Cash, Cash Equivalents, Restricted Cash and Investments

As of June 30, 2025, we had $850.3 million of cash, cash equivalents, restricted cash and investments, consisting of $510.6 million of cash and cash equivalents, $324.1 million of investments and $15.6 million of non-current restricted cash. We believe that our balance of cash, cash equivalents and investments, along with cash inflows from operations is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following tables set forth selected unaudited condensed consolidated statements of income (loss) data for each of the periods indicated:

	For the Three Months Ended June 30,
	2025	2024	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$513,123	$360,548	$152,575	42%
Collaboration and other	97,968	2,383	95,585	NM*
Total revenues	611,091	362,931	248,160	68%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	152,558	44,545	108,013	242%
Research and development	204,392	179,690	24,702	14%
Selling, general and administrative	137,897	138,796	(899)	(1)%
Amortization of in-licensed rights	667	601	66	11%
Total cost and expenses	495,514	363,632	131,882	36%
Operating income (loss)	115,577	(701)	116,278	NM*
Other income, net
Other income, net	38,061	14,278	23,783	167%

Income before income tax expense	153,638	13,577	140,061	NM*
Income tax (benefit) expense	(43,254)	7,117	(50,371)	NM*
Net income	$196,892	$6,460	$190,432	NM*

Earnings per share
Basic	$2.01	$0.07	$1.94	NM*
Diluted	$1.89	$0.07	$1.82	NM*

	For the Six Months Ended June 30,
	2025	2024	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$1,124,646	$720,032	$404,614	56%
Collaboration and other	231,301	56,363	174,938	310%
Total revenues	1,355,947	776,395	579,552	75%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	290,122	95,104	195,018	205%
Research and development	977,840	380,086	597,754	157%
Selling, general and administrative	271,526	265,799	5,727	2%
Amortization of in-licensed rights	1,268	1,202	66	5%
Total cost and expenses	1,540,756	742,191	798,565	108%
Operating (loss) income	(184,809)	34,204	(219,013)	NM*
Other (loss) income, net
Other (expense) income, net	(45,071)	20,821	(65,892)	NM*

(Loss) income before income tax expense	(229,880)	55,025	(284,905)	NM*
Income tax expense	20,736	12,446	8,290	67%
Net (loss) income	$(250,616)	$42,579	$(293,195)	NM*

(Loss) earnings per share
Basic	$(2.57)	$0.45	$(3.02)	NM*
Diluted	$(2.57)	$0.44	$(3.01)	NM*

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

The following tables summarize the components of our net product revenues, by product, for each of the periods indicated:

	For the Three Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
ELEVIDYS	$281,851	$121,721	$160,130	132%
PMO Products	231,272	238,827	(7,555)	(3)%
Products, net	$513,123	$360,548	$152,575	42%

	For the Six Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
ELEVIDYS	$656,836	$255,657	$401,179	157%
PMO Products	467,810	464,375	3,435	1%
Products, net	$1,124,646	$720,032	$404,614	56%

Net product revenues for our products for the three and six months ended June 30, 2025 increased by $152.6 million and $404.6 million compared with the three and six months ended June 30, 2024. The increase primarily reflects an increase in net product revenues of ELEVIDYS of $160.1 million and $401.2 million in the three and six months ended June 30, 2025 as a result of its expanded label approval in June 2024.

The following tables summarize the components of our collaboration and other revenues for the periods indicated:

	For the Three Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Collaboration revenue	$63,500	$—	$63,500	NM*
Contract manufacturing	27,023	—	27,023	NM*
Royalty revenue	7,445	2,383	5,062	212%
Total collaboration and other	$97,968	$2,383	$95,585	NM*

	For the Six Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Collaboration revenue	$175,500	$48,000	$127,500	266%
Contract manufacturing	44,402	5,807	38,595	NM*
Royalty revenue	11,399	2,556	8,843	346%
Total collaboration and other	$231,301	$56,363	$174,938	310%

* NM: not meaningful

Collaboration and other revenues primarily relate to our collaboration arrangement (the “Roche Collaboration Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). In addition, in accordance with the Roche Collaboration Agreement, the parties agreed to enter into a supply agreement in order for us to supply Roche with clinical and commercial batches of ELEVIDYS (the “Roche Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S. where Roche has received regulatory approvals for ELEVIDYS. We are eligible to receive royalties on these sales.

For the three months ended June 30, 2025 and 2024, we recognized $98.0 million and $2.4 million of collaboration and other revenues, respectively. The increase is primarily due to $63.5 million of collaboration revenue recognized in the three months ended June 30, 2025 related to milestone payments received under the Roche Collaboration Agreement from the regulatory approval of ELEVIDYS in Japan for individuals ages 3- to less than 8-years-old, who do not have any deletions in exon 8 and/or exon 9 in the Duchenne gene and who are negative for anti-AAVrh74 antibodies (the “Japan Approval Milestone”). Please refer to Note 3, License and Collaboration Agreements for further discussion of the Roche Collaboration Agreement. While the Roche Supply Agreement is in the process of being negotiated, we delivered batches of commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. For the three months ended June 30, 2025, we recognized $27.0 million of contract manufacturing revenue, which is related to these shipments, with no similar activity for the three months ended June 30, 2024. In addition, we recognized $7.4 million and $2.4 million of royalty revenue from sales of ELEVIDYS by Roche outside of the U.S. for the three months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025 and 2024, we recognized $231.3 million and $56.4 million of collaboration and other revenues, respectively. The increase is primarily due to $112.0 million of collaboration revenue recognized in the six months ended June 30, 2025 related to the expiration of an option for a certain program previously recorded as deferred revenue and the Japan Approval Milestone payment of $63.5 million under the Roche Collaboration Agreement, as compared to $48.0 million of collaboration revenue recognized in the six months ended June 30, 2024 related to Roche’s declined option to acquire the rights to a certain external, early stage Duchenne development program previously recorded as deferred revenue. For the six months ended June 30, 2025 and 2024, we recognized $44.4 million and $5.8 million of contract manufacturing revenue related to shipments of ELEVIDYS to Roche, respectively. In addition, we recognized $11.4 million and $2.6 million of royalty revenue from sales of ELEVIDYS by Roche outside of the U.S. for the six months ended June 30, 2025 and 2024, respectively.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of inventory costs that relate to sales of our products and royalty payments primarily to BioMarin Pharmaceuticals, Inc. (“BioMarin”) and the University of Western Australia (“UWA”) for our PMO Products and to Nationwide Children’s Hospital (“Nationwide”) for ELEVIDYS. Prior to receiving regulatory approval for our products, we expensed manufacturing and material costs as research and development expenses. For the PMO Products, all previously expensed manufacturing costs had been fully consumed prior to the three and six months ended June 30, 2025 and 2024. For ELEVIDYS sold in the three and six months ended June 30, 2025, a portion of related manufacturing costs incurred had previously been expensed as research and development expenses. For ELEVIDYS sold in the three and six months ended June 30, 2024, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to FDA approval of the product. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Roche Collaboration Agreement, would have been $4.5 million and $18.2 million higher for the three and six months ended June 30, 2025, respectively, as compared to $15.9 million and $39.7 million for the three and six months ended June 30, 2024, respectively.

The following tables summarize the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$116,743	$36,814	$79,929	217%
Inventory costs related to products sold to Roche**	21,818	—	21,818	NM*
Royalty payments	13,997	7,731	6,266	81%
Total cost of sales (excluding amortization of in-licensed rights)	$152,558	$44,545	$108,013	242%

	For the Six Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche**)	$226,501	$74,513	$151,988	204%
Inventory costs related to products sold to Roche**	33,961	1,654	32,307	NM*
Royalty payments	29,660	18,937	10,723	57%
Total cost of sales (excluding amortization of in-licensed rights)	$290,122	$95,104	$195,018	205%

* NM: not meaningful

** See above for further details regarding product supply sold to Roche via contract manufacturing under the Roche Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the three months ended June 30, 2025 increased by $108.0 million, or 242%, compared with the same period in 2024. The cost of sales (excluding amortization of in-licensed rights) for the six months ended June 30, 2025 increased by $195.0 million, or 205%, compared with the same period in 2024. For both comparative periods, the changes primarily reflects (1) depletion of previously expensed ELEVIDYS inventory (2) increased demand following expanded label approval of ELEVIDYS in June 2024 (3) an increase in products sold to Roche under the Roche Collaboration Agreement and (4) an increase in the write-offs of certain batches of our products not meeting our quality specifications.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
SRP-9001	$63,232	$41,454	$21,778	53%
LGMD platform	21,494	20,964	530	3%
Eteplirsen (exon 51)	11,103	19,992	(8,889)	(44)%
Other gene therapies	11,065	7,919	3,146	40%
siRNA platform	6,512	—	6,512	NM*
PPMO platform	5,349	5,821	(472)	(8)%
Golodirsen (exon 53)	1,577	2,529	(952)	(38)%
Casimersen (exon 45)	1,388	5,812	(4,424)	(76)%
Other projects	4,536	8,278	(3,742)	(45)%
Internal research and development expenses	103,687	84,640	19,047	23%
Roche collaboration reimbursement	(25,551)	(17,719)	(7,832)	44%
Total research and development expenses	$204,392	$179,690	$24,702	14%

	For the Six Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Up-front and milestone expenses	$583,787	$—	$583,787	NM*
SRP-9001	132,089	112,854	19,235	17%
LGMD platform	49,149	37,918	11,231	30%
Other gene therapies	23,446	16,529	6,917	42%
Eteplirsen (exon 51)	21,443	38,822	(17,379)	(45)%
siRNA platform	8,805	—	8,805	NM*
PPMO platform	5,885	18,332	(12,447)	(68)%
Casimersen (exon 45)	5,554	11,058	(5,504)	(50)%
Golodirsen (exon 53)	3,797	4,982	(1,185)	(24)%
Other projects	7,833	16,096	(8,263)	(51)%
Internal research and development expenses	189,863	162,686	27,177	17%
Roche collaboration reimbursement	(53,811)	(39,191)	(14,620)	37%
Total research and development expenses	$977,840	$380,086	$597,754	157%

* NM: not meaningful

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Manufacturing expenses	$80,685	$50,659	$30,026	59%
Compensation and other personnel expenses	43,582	37,407	6,175	17%
Clinical trial expenses	33,511	39,861	(6,350)	(16)%
Facility- and technology-related expenses	25,045	22,030	3,015	14%
Stock-based compensation	15,277	19,806	(4,529)	(23)%
Professional services	9,044	7,746	1,298	17%
Pre-clinical expenses	1,431	1,443	(12)	(1)%
Research and other	21,368	18,457	2,911	16%
Roche collaboration reimbursement	(25,551)	(17,719)	(7,832)	44%
Total research and development expenses	$204,392	$179,690	$24,702	14%

Research and development expenses for the three months ended June 30, 2025 increased by $24.7 million compared with the three months ended June 30, 2024. The increase was primarily driven by the following:

•
$30.0 million increase in manufacturing expenses primarily due to ELEVIDYS clinical batch releases of $27.0 million as certain commercial batches being utilized for clinical activity and $13.0 million of costs associated with our settlement agreement with Brammer Bio MA, LLC (“Brammer”) to resolve outstanding claims related to the termination of the Thermo Agreement (the “Brammer Settlement”). Please refer to Note 17, Commitments and Contingencies for further discussion of the Brammer Settlement;
•
$6.2 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$6.4 million decrease in clinical trial expenses primarily due to our decision to discontinue our PPMO programs, partially offset by increased activity in our LGMD programs;
•
$3.0 million increase in facility- and technology-related expenses primarily due to our continuing expansion efforts;
•
$4.5 million decrease in stock-based compensation expense primarily due to the achievement of performance conditions related to certain PSUs during the three months ended June 30, 2024 and fulfillment of remaining service conditions associated with certain PSUs in March 2025;
•
$1.3 million increase in professional services primarily due to an increase in reliance on third-party research and development contractors for clinical programs;
•
$2.9 million increase in research and other expenses primary due to reimbursements to Arrowhead, with no similar activity for the three months ended June 30, 2024, partially offset by a decrease in collaboration cost-sharing expenses related to our license and collaboration agreement with Genethon; and
•
$7.8 million increase in the offset to expense associated with a collaboration reimbursement from Roche primarily due to an increase in ELEVIDYS clinical supply batch releases.

	For the Six Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Up-front and milestone expenses	$583,787	$—	583,787	NM*
Manufacturing expenses	148,150	120,359	27,791	23%
Compensation and other personnel expenses	90,881	78,942	11,939	15%
Clinical trial expenses	66,658	84,008	(17,350)	(21)%
Facility- and technology-related expenses	49,267	43,395	5,872	14%
Stock-based compensation	32,594	36,079	(3,485)	(10)%
Professional services	18,614	14,280	4,334	30%
Pre-clinical expenses	3,193	4,892	(1,699)	(35)%
Research and other	38,507	37,322	1,185	(—)%
Roche collaboration reimbursement	(53,811)	(39,191)	(14,620)	37%
Total research and development expenses	$977,840	$380,086	$597,754	157%

* NM: not meaningful

Research and development expenses for the six months ended June 30, 2025 increased by $597.8 million compared with the six months ended June 30, 2024. The increase was primarily driven by the following:

•
$583.8 million increase in up-front and milestone expenses primarily due to the $583.6 million in acquired in-process research and development expense associated with our exclusive global licensing and collaboration agreement and stock purchase agreement with Arrowhead (the "Arrowhead Agreement");
•
$27.8 million increase in manufacturing expenses primarily due to ELEVIDYS clinical batch releases of $23.0 million due to certain commercial batches being utilized for clinical activity and $13.0 million of costs associated with the Brammer Settlement, partially offset by a decrease in PMO manufacturing activity of $10.7 million;
•
$11.9 million increase in compensation and other personnel expenses primarily due to changes in headcount;
•
$17.4 million decrease in clinical trial expenses primarily due to our decision to discontinue our PPMO programs, partially offset by increased activity in our LGMD programs;
•
$5.9 million increase in facility- and technology-related expenses primarily due to our expansion efforts;
•
$3.5 million decrease in stock-based compensation expense primarily due to the achievement of performance conditions related to certain PSUs during the three months ended June 30, 2024 and fulfillment of remaining service conditions associated with certain PSUs in March 2025, partially offset by changes in headcount;
•
$4.3 million increase in professional services primarily due to an increase in reliance on third-party research and development contractors for clinical programs;
•
$1.7 million decrease in pre-clinical expenses primarily due to a decrease in capsid and toxicology studies across our gene therapy programs; and
•
$14.6 million increase in the offset to expense associated with a collaboration reimbursement from Roche primarily due to an increase in ELEVIDYS clinical supply batch releases.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salaries, benefits, stock-based compensation and related costs for personnel in our executive, finance, legal, information technology, business development, human resources, commercial and other general and administrative functions. Other general and administrative expenses include professional fees for legal, consulting and accounting services and an allocation of our facility- and technology-related costs.

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Professional services	$50,515	$44,033	$6,482	15%
Compensation and other personnel expenses	46,257	40,128	6,129	15%
Stock-based compensation	21,748	30,676	(8,928)	(29)%
Facility- and technology-related expenses	13,708	12,739	969	8%
Other	5,807	11,441	(5,634)	(49)%
Roche collaboration reimbursement	(138)	(221)	83	(38)%
Total selling, general and administrative expenses	$137,897	$138,796	$(899)	(1)%

Selling, general and administrative expenses for the three months ended June 30, 2025 decreased by $0.9 million compared with the three months ended June 30, 2024. This decrease was primarily driven by the following:

•
$6.5 million increase in professional service expenses primarily due to marketing and consulting related to our PMO programs, LGMD site readiness and our continuing efforts to commercialize ELEVIDYS;
•
$6.1 million increase in compensation and other personnel expenses primarily due to annual merit-based salary increases and an increase in certain employer-related payroll taxes;
•
$8.9 million decrease in stock-based compensation primarily due to the achievement of performance conditions related to certain PSUs during the three months ended June 30, 2024 and fulfillment of remaining service conditions associated with certain PSUs in March 2025; and

•
$5.6 million decrease in other expenses primarily due to timing of charitable contribution activity.

	For the Six Months Ended June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Professional services	$92,745	$83,698	$9,047	11%
Compensation and other personnel expenses	92,042	82,180	9,862	12%
Stock-based compensation	45,859	55,095	(9,236)	(17)%
Facility- and technology-related expenses	26,520	24,495	2,025	8%
Other	14,719	20,738	(6,019)	(29)%
Roche collaboration reimbursement	(359)	(407)	48	(12)%
Total selling, general and administrative expenses	$271,526	$265,799	$5,727	2%

Selling, general and administrative expenses for the six months ended June 30, 2025 increased by $5.7 million compared with the six months ended June 30, 2024. This increase was primarily driven by the following:

•
$9.0 million increase in professional service expenses primarily related to our continuing efforts to commercialize ELEVIDYS, partially offset by a decrease in expenses related to ongoing litigation matters;
•
$9.9 million increase in compensation and other personnel expenses primarily due to annual merit-based salary increases and an increase in certain employer-related payroll taxes;
•
$9.2 million decrease in stock-based compensation primarily due to the achievement of performance conditions related to certain PSUs during the six months ended June 30, 2024 and fulfillment of remaining service conditions associated with certain PSUs in March 2025;
•
$2.0 million increase in facility- and technology-related expenses primarily due to our expansion efforts; and
•
$6.0 million decrease in other expenses primarily due to timing of charitable contribution activity.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For the three and six months ended June 30, 2025, we recorded amortization of in-licensed rights of approximately $0.7 million and $1.3 million, respectively. For the three and six months ended June 30, 2024, we recorded amortization of in-licensed rights of approximately $0.6 million and $1.2 million, respectively.

Other income (expense), net

Other income (expense), net primarily consists of the unrealized gain or loss from our investments in our strategic equity investments, interest expense on our 1.25% convertible senior notes due on September 15, 2027 (the “2027 Notes”), interest income on our cash, cash equivalents and investments, accretion of investment discount and the change in the fair value of contingent consideration related to regulatory-related contingent payments meeting the definition of a derivative liability. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

For the three months ended June 30, 2025, other income, net increased by $23.8 million compared with the three months ended June 30, 2024. The change is primarily due to a $36.6 million increase in the fair value of our strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, including Arrowhead, offset by a decrease of $8.9 million in accretion of investment discount, net due to changes in the investment mix of our investment portfolio.

For the six months ended June 30, 2025, other income (expense), net changed by $65.9 million compared with the six months ended June 30, 2024. The unfavorable change is primarily due to a $55.1 million increase in the loss on our strategic investments and a $19.4 million decrease in accretion of investment discount, net due to changes in the investment mix of our investment portfolio. These decreases were partially offset by a loss of $10.1 million associated with the change in fair value of contingent consideration for the six months ended June 30, 2024 with no similar activity during the six months ended June 30, 2025.

Income tax (benefit) expense

Income tax (benefit) expense for the three and six months ended June 30, 2025 was $(43.3) million and $20.7 million, respectively. Income tax (benefit) expense for all periods presented primarily relates to state, federal and foreign income taxes for which available tax losses or credits were not available to offset. As of June 30, 2025, we continued to maintain a full valuation allowance against our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions. We continue to monitor the available evidence relative to recovery of our deferred tax assets and whether such evidence would be sufficient to conclude that it is more likely than not that such deferred tax assets may be partially or fully recoverable. If we were to remove our valuation allowance in part or full, any such adjustment could have a material impact on our effective tax rate in the applicable period and beyond.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes provisions that could have a significant impact on us, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently evaluating the impact of the OBBBA and expect the results of such evaluations to be reflected in our future filings.

Liquidity and Capital Resources

There have been no material changes to our obligations under lease or debt arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the five-year $600.0 million senior secured revolving credit facility entered into in February 2025 (the “Revolving Credit Facility”), as discussed in Note 14, Revolving Credit Facility.

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2025	As of December 31, 2024	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$510,598	$1,103,010	$(592,412)	(54)%
Short-term investments	289,541	251,782	37,759	15%
Non-current investments	34,604	133,163	(98,559)	(74)%
Restricted cash	15,579	15,579	—	(—)%
Total cash, cash equivalents and investments	$850,322	$1,503,534	$(653,212)	(43)%

Borrowings:
Convertible debt	$1,139,458	$1,137,124	$2,334	(—)%
Total borrowings	$1,139,458	$1,137,124	$2,334	(—)%

Working capital
Current assets	$2,656,985	$3,073,463	$(416,478)	(14)%
Current liabilities	919,948	731,684	188,264	26%
Total working capital	$1,737,037	$2,341,779	$(604,742)	(26)%

For the periods ended June 30, 2025 and December 31, 2024, our principal sources of liquidity were primarily derived from the sales of our products, our collaboration arrangement with Roche and proceeds from the settlement of capped call options associated with our convertible senior notes due on November 15, 2024. Our principal uses of cash were our $583.6 million up-front payment to Arrowhead and $241.4 million equity investment in Arrowhead's common stock (collectively, the “Arrowhead Payments”), inventory commitments, research and development expenses, selling, general and administrative expenses, investments, capital expenditures, settlement of long-term debt, share repurchases under our $500.0 million share repurchase program approved by the Board of Directors in November 2024 (the “2024 Repurchase Program”) and other working capital requirements. Please refer to Note 10, Equity, for further discussion of share repurchases under the 2024 Repurchase Program during the period. The changes in our working capital primarily reflect use of cash in operating activities, as well as a reduction in our cash, cash equivalents and investments to fund the Arrowhead Payments. The Arrowhead Agreement includes a commitment of $250.0 million in guaranteed payments to be paid in five equal annual installments of $50.0 million, beginning in February 2026. These payments are not contingent on clinical or regulatory milestones. The Arrowhead Agreement also includes $300.0 million in anticipated near-term milestone payments tied to the clinical progress of ARO-DM1, our investigational siRNA therapeutic for skeletal muscle diseases. Of this amount, $100.0 million was earned in July 2025 upon certain patient enrollment targets and subsequent authorization to dose escalate in our ARO-DM1 program (the "Arrowhead Milestone") and the remaining $200.0 million is contingent upon further enrollment and trial progression milestones. Refer to Note 18. Subsequent Events for further discussion of the Arrowhead Milestone. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand, and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

In response to two reported cases of ALF resulting in death of non-ambulatory patients, we suspended all commercial shipments of ELEVIDYS to non-ambulatory patients in June 2025. In July 2025, we also disclosed a recent death from ALF of a non-ambulatory LGMD patient participating in a Phase 1/2 trial for SRP-9004, who was not treated with ELEVIDYS. Thereafter, in response to a request from the FDA that we voluntarily stop all shipments of ELEVIDYS in the U.S., including to ambulatory patients, we temporarily suspended all shipments of ELEVIDYS in the U.S., effective July 22, 2025, to allow us the necessary time to respond to FDA's requests for information and complete a labeling supplement process. Although the FDA informed the Company on July 28, 2025 that it recommended the removal of the voluntary hold for ambulatory patients, the ELEVIDYS Suspension could materially impact our near-term revenue generation. The suspension of shipments for non-ambulatory patients remains in effect as of the date of issuance of this Quarterly Report. It is currently unclear whether or when we might resume shipments of ELEVIDYS for non-ambulatory patients, or whether the FDA will pursue further actions relating to the use of ELEVIDYS in ambulatory or non-ambulatory patients, such as additional studies, additional product modifications or controls, or withdrawal in the future. We considered the ELEVIDYS Suspension and the partial resumption of shipments when concluding that our cash, cash equivalents and investments as of the date of issuance of this report, along with future cash inflows from operations, are sufficient to fund our current operational plan for at least the next twelve months.

Further, in July 2025, we announced a strategic restructuring plan designed to enhance financial flexibility and meet our financial obligations associated with our 2027 Notes (the “Restructuring”). This plan includes a revised cost structure, program portfolio and a reduction in force. The workforce reduction represented approximately 36% of our workforce. As a result of this reduction in force, we estimate that we will record a one-time charge in the third quarter of 2025 related to employee termination benefits, including severance, between approximately $32.0 million and $37.0 million, all of which is anticipated to result in cash expenditures. While we anticipate that the Restructuring will result in a reduction in our future expenditures, actual savings realized may vary and there can be no assurance that the Restructuring will achieve our anticipated cost savings or operational efficiencies.

Beyond June 30, 2026, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of commercial products and potential future products;
•
our ability to resume shipments of shipments of ELEVIDYS for non-ambulatory patients in the U.S.;
•
our ability to implement the Restructuring;
•
the risk that our Restructuring and pipeline reprioritization efforts may not generate their intended benefits to the extent or as quickly as anticipated;
•
the timing and costs associated with repurchases of our common stock under our 2024 Repurchase Program;
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

We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution. Additional information regarding our Revolving Credit Facility is provided in Note 14, Revolving Credit Facility to the unaudited condensed consolidated financial statements contained in Item 1.We believe that existing cash, cash equivalents and investments along with future cash generated from operations will be sufficient to meet the capital requirements of our operations for the next 12 months and foreseeable future.

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under manufacturing arrangements is provided in Note 17, Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under debt or leasing arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $12.6 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of June 30, 2025, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Six Months Ended
	June 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(322,100)	$(227,134)	$(94,966)	42%
Investing activities	(258,966)	120,268	(379,234)	NM*
Financing activities	(11,346)	62,058	(73,404)	(118)%
Decrease in cash, cash equivalents and restricted cash	$(592,412)	$(44,808)	$(547,604)	NM*

* NM: not meaningful

Operating Activities

Cash used in operating activities, which consists of our net (loss) income adjusted for non-cash items and changes in net operating assets and liabilities, totaled $322.1 million and $227.1 million for the six months ended June 30, 2025 and 2024, respectively. Cash used in operating activities for the six months ended June 30, 2025 was primarily driven by the net loss of $250.6 million, adjusted for the following:

•
$78.5 million in stock-based compensation expense;
•
$54.0 million loss on strategic investments;
•
$20.8 million in depreciation and amortization expense; and
•
$11.3 million in other non-cash items.

These non-cash charges were partially offset by $3.8 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$236.5 million increase in inventory primarily due to a continuing build-up of ELEVIDYS inventory as a result of label expansion of the therapy in June 2024;
•
$59.8 million decrease in deferred revenue primarily related to our collaboration with Roche, partially offset by our contract manufacturing activities with Roche;

•
$37.3 million increase in other assets primarily due to an increase in receivables from Roche associated with contract manufacturing revenue;
•
$42.2 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to payments on accrued employee compensation costs and the timing and invoicing of payments with our contract research organizations and contract manufacturing organizations, partially offset by an increase in our product revenue;
•
$68.9 million decrease in manufacturing-related deposits and prepaids primarily due to timing of payments to Catalent; and
•
$74.7 million decrease in accounts receivable, net primarily due to a decrease in demand for ELEVIDYS from year-end.

Cash used in operating activities for the six months ended June 30, 2024 was primarily driven by the net income of $42.6 million, adjusted for the following:

•
$91.2 million in stock-based compensation expense;
•
$17.5 million in depreciation and amortization expense;
•
$10.1 million change in the fair value of contingent consideration; and
•
$9.4 million in other non-cash items.

These non-cash charges were partially offset by the $22.9 million in accretion of investment discount, net.

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

Investing Activities

Cash used in investing activities was $259.0 million for the six months ended June 30, 2025, compared to $120.3 million of cash provided by for the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2025 primarily consisted of $245.8 million in the acquisition of strategic investments primarily related to Arrowhead, $75.4 million of purchases of property and equipment and $44.7 million of purchases of available-for-sale securities, partially offset by $109.4 million from the maturity and sale of available-for-sale securities.

Cash provided by investing activities for the six months ended June 30, 2024 primarily consisted of $739.2 million from the maturity and sale of available-for sale securities, partially offset by $547.3 million of purchases of available-for-sale securities, $61.6 million of purchases of property and equipment and $10.0 million of purchases of intangible assets.

Financing Activities

Cash used in financing activities was $11.3 million for the six months ended June 30, 2025 and cash provided by financing activities was $62.1 million for the six months ended June 30, 2024. Cash used in financing activities for the six months ended June 30, 2025 consisted of $25.0 million of purchases of our common stock under our 2024 Repurchase Program and $3.5 million in arrangement, up-front and commitment fees related to the Revolving Credit Facility, partially offset by $17.2 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Cash provided by financing activities for the six months ended June 30, 2024 consisted of $62.1 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest-Rate-Sensitive Financial Instruments

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of June 30, 2025, we had $850.3 million of cash, cash equivalents, restricted cash and investments, comprised of $510.6 million of cash and cash equivalents, $324.1 million of investments and $15.6 million non-current restricted cash. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2025, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.1 million to our interest rate sensitive instruments.

Our $1,150.0 million aggregate principal amount of our 2027 Notes has a fixed interest rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15, and therefore are not subject to fluctuations in market interest rates.

Market-Price-Sensitive Financial Instruments

Our strategic investment portfolio includes investments in equity securities of certain publicly traded biotechnology companies as a result of certain business development transactions. While we are holding such securities, we are subject to equity price risk and this may increase the volatility of our income in future periods due to changes in the fair value of strategic equity investments. As of June 30, 2025, strategic equity investments with a fair value of $188.4 million were subject to a contractual sale restriction that expires in August 2025. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for market-price-sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of June 30, 2025, we estimate that such hypothetical adverse 10.0% movement would result in a hypothetical loss in fair value of approximately $19.0 million to our market-price-sensitive financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 17, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this report.

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
•
the generation and dissemination of new data and analyses and the consistency of any new data and analyses with prior results, whether they support a favorable safety, efficacy and effectiveness profile of our products and any potential impact on our FDA approval status and/or FDA package insert for our products, including our ongoing discussions with FDA for ELEVIDYS in response to incidents of ALF resulting in patient death;
•
the effectiveness of our ongoing commercialization activities, including negotiating and entering into any additional commercial, supply and distribution contracts, ongoing manufacturing efforts and hiring any additional personnel as needed to support commercial efforts;
•
our ability to timely comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of our products and acceptance of the same by the FDA and medical community since continued approval of accelerated approval products may be contingent upon verification of a clinical benefit in confirmatory trials, particularly in light of FDA's expanded expedited withdrawal procedures as set forth in FDORA;
•
the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, including recent patient deaths associated with our products and product candidates and the associated public coverage;
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
•
executive, legislative or regulatory action that restricts pricing, coverage or reimbursement of our current or future products
•
the sufficiency of our drug supply to meet commercial and clinical demands and standards, which are negatively impacted by various factors, including when our projections on the potential number of amenable patients and their average weight are inaccurate; the potential impacts of future pandemics; if regulatory requirements increase our drug supply needs; if our current drug supply is destroyed or negatively impacted at our manufacturing sites, storage sites or in transit; failure to meet cGMP requirements; or if we encounter delays expanding the number of patients on our products and portions of our products’ supply expire before sale;
•
our ability to obtain and maintain regulatory approvals to commercialize our product candidates, and to commercialize our products in markets outside of the U.S.;
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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with FDA requirements, including cGMP regulations. Drug product manufacturers are required to continuously monitor and report adverse events from clinical trials and commercial use of the product. If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may establish additional regulatory requirement including, among other things, labeling changes, implementation of risk evaluation and mitigation strategy program, or additional post-marketing studies or clinical trials. For example, following two patient deaths due to ALF in non-ambulatory patients associated with the use of ELEVIDYS, FDA proposed a safety label supplement for ELEVIDYS to include a boxed warning for ALI and ALF. Subsequently, on July 18, 2025, we announced a reported case of ALF resulting in death in a patient following dosing in the Company's Phase 1/2 LGMD trial for SRP-9004. As of the date of this Quarterly Report, the Company remains in ongoing discussions with FDA regarding the label supplement for ELEVIDYS. If we or a regulatory agency discover previously unknown problems with a product, such as problems with a facility where the API or drug product is manufactured or tested, a regulatory agency may impose restrictions on that product and/or the manufacturer, including removal of specific product lots from the market, withdrawal of the product from the market, suspension of manufacturing or suspension of clinical trials using the same manufacturing materials. Sponsors of drugs approved under FDA accelerated approval provisions also are required to submit to the FDA, at least 30 days before initial use, all promotional materials intended for use after the first 120 days following marketing approval. If we or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

•
issue warning letters or untitled letters;
•
seek an injunction or impose civil or criminal penalties or monetary fines;
•
suspend or withdraw or alter the conditions of our marketing approval;
•
mandate modifications to product labeling or to promotional materials or require us to provide corrective information to healthcare practitioners;
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

We expect that private insurers will continue to consider the efficacy, effectiveness, cost-effectiveness and safety of our products, including any new data and analyses that we are able to collect and make available in a compliant manner, in determining whether to approve reimbursement for our products and at what levels. If there are considerable delays in the generation of new evidence or if any new data and information we collect is not favorable, third party insurers may make coverage decisions that negatively impact sales of our products. For example, in light of the ELEVIDYS Suspension and ongoing discussions with FDA, certain third-party payors have restricted reimbursement for ELEVIDYS for ambulatory patients, notwithstanding FDA's recommendation that we resume shipments of ELEVIDYS to ambulatory patients in the U.S. We continue to have discussions with payors, some of which may eventually deny coverage. We may not receive approval for reimbursement of our products from additional insurers on a satisfactory rate or basis, in which case our business would be materially adversely affected. In addition, obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we are not able to maintain favorable coverage decisions and/or fail to receive additional favorable coverage decisions from third party insurers, in particular during re-authorization processes for patients that have already initiated therapy. Our business could also be adversely affected if government health programs, private health insurers, including managed care organizations, or other reimbursement bodies or payors limit the indications for which our products will be reimbursed or fail to recognize approval or accelerated approval and surrogate endpoints as clinically meaningful.

Furthermore, we cannot predict to what extent an economic recession, changes in fiscal policy, restrictions in eligibility for government health care programs such as Medicaid or general increase in unemployment rates may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment or trends in employee attrition, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to our products and our net sales.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid and private insurance healthcare costs, including proposed or implemented reforms involving price controls, waivers from Medicaid drug rebate law requirements, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and implementing new requirements for, or eliminating caps on, rebates paid on products under government healthcare programs. Recent workforce reductions in and restructuring of the U.S. Department of Health and Human Services, including at the U.S. Food and Drug Administration, may create regulatory uncertainty, potentially impacting drug and biologic development programs and approvals. These cost containment measures may include, among other possible actions, implementation or modification of:

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

Additionally, in its 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the “Chevron doctrine,” which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and other federal agencies where the law is ambiguous. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA and the CMS, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Under the current presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government. In particular, as in recent preceding presidential administrations, drug pricing and reimbursement reform is a focus of reform efforts. Other healthcare reform efforts or other actions under the current presidential administration may adversely affect the development of new drug therapies, access to healthcare coverage or the funding of healthcare benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the One Big Beautiful Bill Act (“OBBBA”), including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace will increase the number of uninsured by 16 million by 2034. As another example, recent workforce reductions in and restructuring of the U.S. Department of Health and Human Services, including at the U.S. Food and Drug Administration, may create regulatory uncertainty, potentially impacting drug and biologic development programs and approvals.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. There is ongoing uncertainty regarding the nature or impact of any drug or broader healthcare reform implemented by the current presidential administration through executive or administrative action or by Congress and the extent to which such action may be subject to litigation or other challenges. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could significantly decrease the available coverage and the price we might establish for our products and product candidates, which would have an adverse effect on our net revenues and operating results.

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
•
the actual and perceived efficacy and safety profile of our products, particularly if new safety signals arise or there are unanticipated adverse events related to our products’ treatment arise and create safety concerns among potential patients or prescribers or if new data and analyses we obtain for our products do not support, or are interpreted by some parties to not support, the efficacy of our products; and
•
the efficacy and safety of our other exon-skipping and gene therapy product candidates and third parties’ competitive therapies.

For example, we recently announced two reported cases of ALF resulting in death in non-ambulatory patients following treatment with ELEVIDYS. Following these announcements, FDA proposed a safety label supplement for ELEVIDYS to include a boxed warning for ALI and ALF. Subsequently, on July 18, 2025 we announced a reported case of ALF resulting in death in a patient following dosing in the Company’s Phase 1/2 LGMD trial for SRP-9004. These announcements have impacted, and may continue to, impact the market adoption of our products and create uncertainty among patients, providers, and payers. Although we have resumed shipments to ambulatory patients in the U.S., we may experience continued hesitation from patients, payers and healthcare providers which could adversely impact our business.

Further, the potential commercial success of our product candidates as well as continued commercialization of ELEVIDYS will depend on additional factors, including the capacity of any infusion centers responsible for the administration of our product candidates and ELEVIDYS.

ELEVIDYS and our gene therapy product candidates may be perceived as insufficiently effective, unsafe or may result in unforeseen adverse events. New safety signals, failure of other gene therapy programs, negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of ELEVIDYS or our gene therapy product candidates and harm our ability to conduct our business, make accurate financial forecasts, or obtain regulatory approvals for ELEVIDYS or our gene therapy product candidates.

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

More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations, financial guidance, ability to accurately forecast key financial metrics, and prospects and may delay or impair the development and commercialization of our gene therapy product candidates or demand ELEVIDYS or any other products we may develop. For example, earlier gene therapy trials of other sponsor's products led to several well-publicized adverse events, including death, and other gene therapy trials have failed to demonstrate efficacy. In addition, we recently announced two reported cases of ALF resulting in death of non-ambulatory patients following treatment with ELEVIDYS, as well as one case of ALF resulting in death of a non-ambulatory patient following dosing in the Company’s Phase 1/2 LGMD trial for our gene therapy product candidate, SRP-9004. In response to these announcements, FDA revoked the platform technology designation for the Company’s AAVrh74 Platform Technology associated with both ELEVIDYS and SRP-9004. The degree to which these events have impacted or will impact market acceptance of ELEVIDYS in ambulatory patients, or any of our other drug products, is uncertain and difficult to estimate, which may result in unpredictable variability in our financial forecasts.

Lack of efficacy and/or serious adverse events related to clinical trials or our commercial products we, our strategic partners or other companies conduct, even if such adverse events are not ultimately attributable to the relevant product candidates or products, and/or failed commercialization of gene therapy products may result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates, all of which could adversely impact our business.

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

Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps. We also recently announced that our ENVISION study is on pause.

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

Due to the nature of our products and product candidate pipeline, in addition to NCE exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position. If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States for seven years, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status. For example, the exclusivity period for EXONDYS 51 ended in September 2023. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. A decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. While the FDA has since taken the position that it will continue to apply orphan drug exclusivity only on the basis of the specific indication, the Supreme Court’s recent decision in 2024 in Loper Bright Enterprises v. Raimondo has the potential to impact how the Agency applies the Catalyst decision. Our ability to obtain or seek to work around orphan exclusivity, as well as our ability to retain orphan exclusivity that the FDA previously has recognized for our products, may be impacted depending on how the Catalyst decision is ultimately implemented. Legislation has been introduced to amend the Orphan Drug Act in a way that may prevent these effects of the Catalyst decision, but it is unclear if or when such legislation could be enacted.

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

The patient population suffering from Duchenne, LGMD, FSHD and DM1 is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected.

Duchenne and LGMD are rare, fatal genetic disorders. FSHD is a rare neuromuscular disease with an estimated U.S. prevalent population of approximately 13,000. DM1 is also a rare neuromuscular disease with an estimated U.S. prevalent population of approximately 30,000. Duchenne affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon 51 skipping, up to 8% are estimated to be amenable to exon 53 skipping and up to 8% are estimated to be amenable to exon 45 skipping. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. Our estimates of the size of these patient populations are based on a limited number of published studies as well as internal analyses. Various factors may decrease the market size of our products and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our products and product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to maintain profitability.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change, including the use of artificial intelligence (“AI”). We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the field of Duchenne by third parties who are developing or who had once developed:

(i) exon skipping product candidates, such as Wave (targeting various exons, including 53 and 51), Nippon Shinyaku (targeting various exons, including 51 and 45, and notably for exon 53 for which it has received accelerated FDA approval for its product Viltepso (viltolarsen)), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, SQY Therapeutics and BioMarin (BMN-351 for exon 51), Entrada (notably for exon 44, 45, 50, and 51);

(ii) gene therapies, such as Genethon and Solid (also in partnership with Ultragenyx), and Regenxbio;

(iii) gene editing, including CRISPR/Cas 9 approaches, such as GenAssist, CRISPR Therapeutics, and Precision Biosciences;

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
•
perceived risks and benefits of the product candidate under study, including in response to adverse effects observed in our products and product candidates and similar or competing therapies;
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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting a marketing application to the regulatory agencies and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials, or those with our strategic partners, will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results is often delayed or prevented for a number of reasons, including, among others:

•
denial by the regulatory agencies of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold. For example, on July 21, 2025, we announced that the FDA placed the LGMD FDA Clinical Hold following a case of ALF resulting in the death of a patient in our Phase 1/2 LGMD clinical trial for SRP-9004, which could impact the timing of a BLA submission for SRP-9003;
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
•
pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many product candidates believed to have performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval; and
•
regulators may elect to impose a clinical hold, or we or our investigators, IRBs, or ethics committees may elect to suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable benefit risk ratio. For example, in the past we have received clinical holds from the FDA, and, on July 21, 2025, we announced that the FDA placed the LGMD FDA Clinical Hold. Although these holds have generally not materially affected our development timelines, there is no assurance that our current hold or any future hold would not have a material adverse effect. A clinical hold, or any of the above factors, may be out of our control and could materially impair our development timelines, expenses and results of operations.

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

Our products or product candidates may cause undesirable side effects, result in new safety signals or have other properties that could delay or prevent regulatory approval of product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

We have recently reported new safety signals in the non-ambulatory population for ELEVIDYS and for our LGMD product candidate SRP-9004. For example, on March 18, 2025, Sarepta announced that a young man with Duchenne passed away following treatment with ELEVIDYS after having suffered from ALF. On June 15, 2025, Sarepta announced a second reported case of ALF resulting in death in a patient following treatment with ELEVIDYS, and that both cases of ALF occurred in non-ambulatory individuals. Such adverse events have resulted in FDA's proposal of a label supplement for ELEVIDYS to include a boxed warning for ALI and ALF. On July 18, 2025, Sarepta announced a reported case of ALF resulting in death in a patient following dosing in the Company's Phase 1/2 LGMD trial for SRP-9004.

In addition to side effects caused by our product candidates or products, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur in our trials, we may decide, or the FDA, the EMA or other regulatory authorities could order us, to halt, delay or amend pre-clinical development or clinical development of our product candidates or we may be unable to receive regulatory approval of our product candidates for any or all targeted indications. For example, the FDA placed SRP-9003, SRP-9004, SRP-6005 and SRP-9005 on clinical hold following the reported death in a patient following dosing in the Company's Phase 1/2 LGMD trial of SRP-9004.

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

In addition, adverse events or new safety signals have in the past resulted and could result in the future in regulatory agency actions or cause delays in commercialization. For example, in response to two reported cases of ALF resulting in death of non-ambulatory patients, we suspended shipment of ELEVIDYS in the U.S. to non-ambulatory patients in June 2025. Additionally, in July 2025, we disclosed a reported case of ALF in a non-ambulatory patient participating in our Stage 1/2 LGMD trial for SRP-9004, who was not treated with ELEVIDYS. Thereafter, in response to a request from FDA that we voluntary stop all shipments of ELEVIDYS in the U.S., we suspended shipment of ELEVIDYS in the U.S. to ambulatory patients effective July 22, 2025. On July 28, 2025, the FDA informed the Company that it recommended the removal of the voluntary hold for ambulatory patients. In response, the Company has resumed commercial shipments of ELEVIDYS for ambulatory patients in the U.S. The suspension of shipments for non-ambulatory patients remains in effect as of the date of issuance of this Quarterly Report. It is currently unclear whether or when the Company might resume shipments of ELEVIDYS to non-ambulatory patients, or whether the FDA will pursue further actions, such as additional studies, additional product modifications or controls, or withdrawal in the future

We are investing significant resources in the development of siRNA and gene therapy products and product candidates. If we are unable to show the safety and efficacy of these product candidates, experience delays in doing so or are unable to successfully commercialize at least one of these drugs, our business would be materially harmed.

We have invested significant resources in the development of our gene therapy products and product candidates, and are investing significant resources in the development of our siRNA product candidates. Within the FDA, the Center for Drug Evaluation and Research (“CDER”) typically regulates siRNA products. We believe that a significant portion of the long-term value attributed to our company by investors is based on the commercial potential of these product candidates. There can be no assurance that any development problems we experience in the future related to our siRNA programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Development problems and delays in one program may delay the development of other programs. Early results from ongoing clinical trials may differ materially from final results from such clinical trials. The results from pre-clinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

These regulatory review agencies, committees and advisory groups and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval studies, limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines, failure of which may lead to delayed or discontinued development of our product candidates. For example, we intend to seek FDA alignment on a clinical trial for ELEVIDYS related to the use of sirolimus immunosuppression in non-ambulatory patients. FDA may also seek additional clinical trials or studies related to ELEVIDYS, which could impact the timing of resuming shipments of ELEVIDYS to non-ambulatory patients in the U.S. and adversely impact the Company.

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

During the FDA review process, we will need to identify success criteria and endpoints such that the FDA will be able to determine the clinical efficacy and safety profile of our product candidates. As we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Achieving appropriate statistical power may be challenging for some of the ultra-rare genetically defined diseases we are targeting in our programs, especially if the acceptance of descriptive data is not yet established. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent full or accelerated regulatory approval.

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

Our pipeline includes programs in various stages of development for a broad range of diseases and disorders. Because we have limited resources, we may not be able to advance all of our programs. We may also forego or delay pursuit of opportunities with certain programs or for indications that later prove to have greater commercial potential. For example, in connection with our recent restructuring, we have paused a number of our programs, including those for LGMD and CMT. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We have relied upon, and plan to continue to rely upon, third parties to conduct some aspects of our early stage research and pre-clinical and clinical development with respect to certain of our product candidates, including our follow-on exon-skipping product candidates, gene therapy, gene editing product candidates and siRNA product candidates. Our third-party collaborators may not commit sufficient resources or adequately develop our programs for these candidates. If our third-party collaborators fail to commit sufficient resources to any of our product candidates or to carry out their contractual duties or obligations, our programs related to any particular product candidate could be delayed, terminated, or unsuccessful. Furthermore, if we fail to make required payments to these third-party collaborators, including up-front, milestone, reimbursement or royalty payments, or to observe other obligations in our agreements with them, these third parties may not be required to perform their obligations under our respective agreements with them and may have the right to terminate such agreements. In addition, if our strategic partners experience regulatory delays for the development of their clinical product candidates, including clinical holds, our opportunities to commercialize products may be delayed.

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

Our announced strategic restructuring plan may not result in anticipated reductions in our annual combined research and development and selling, general and administrative expenses and may disrupt our business in unexpected ways.

In July 2025, we announced a strategic restructuring plan, which included a revised cost structure and program portfolio and a reduction in force. The planned workforce reduction represents approximately 36% of our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the potential cost savings from the strategic restructuring plan, our business strategy, operating results and financial condition would be adversely affected. Our workforce reductions could yield unanticipated consequences, such as attrition beyond planned workforce reductions or disruptions in our day-to-day operations. Our strategic restructuring plan, including our revised cost structure and reduction in force, could also harm our ability to attract and retain qualified management and development personnel who are critical to our business. If we are unable to realize the expected benefits from the strategic restructuring plan, we may decide to undertake additional workforce reductions.

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

We continue to monitor changes in tax laws in the U.S. and the impact of proposed and enacted legislation in the international jurisdictions in which the company operates, which could materially impact our tax provision, cash tax liability and effective tax rate. For example, we are evaluating the potential impact of the provisions of the One Big Beautiful Bill Act relating to tax laws.

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

Turnover rates of key employees have varied substantially in recent years. Over the last few years, we have had several executive management changes, including the departure of Dallan Murray in July 2025. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. Further, our recent restructuring and reduction in force could lead to unforeseen disruptions to our business and increase the likelihood of turnover of our key employees or officers. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Risks Related to our Financial Condition and Capital Requirements

We have previously incurred operating losses and we may not maintain profitability.

We incurred an operating loss of $184.8 million for the six months ended June 30, 2025. Our accumulated deficit was $4.5 billion as of June 30, 2025. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

Our obligations under the Credit Agreement are secured by substantially all of our assets and the assets of certain wholly owned material subsidiaries, subject to certain customary exceptions and exclusions. The security interest granted over our assets could limit our ability to obtain additional debt financing. In addition, the Credit Agreement contains financial covenants that are tested on the last day of each of the Company’s fiscal quarters. These financial covenants include a (x) maximum secured net leverage ratio of 3.5:1.0, subject to a 4.0:1.0 covenant holiday following certain permitted acquisitions or permitted collaborations, and (y) minimum consolidated interest coverage ratio of 2.5:1.0. Failure to comply with the covenants in the Credit Agreement, including the financial covenants, could result in the acceleration of our obligations under the Credit Agreement and prevent us from borrowing under the Credit Agreement. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, JPMorgan Chase Bank, N.A. may terminate the commitments under the Credit Agreement, prevent additional borrowing and declare all or any portion of the outstanding principal amount of the loans plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the loans plus accrued and unpaid interest will automatically become due and payable. If such acceleration were to occur, it would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities and the adverse events observed in non-ambulatory patients receiving ELEVIDYS and in our Phase 1/2 LGMD trial for SRP-9004. For example, over the last 12 months, as of the date of this report, our stock has increased as much as 20% in a single day or decreased as much as 42% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of June 30, 2025, there were approximately 97.7 million shares of common stock outstanding and outstanding awards to purchase 10.9 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2025, there were approximately 5.6 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.4 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 1.6 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

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

We may not have the ability to raise the funds necessary to repurchase the 2027 Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the 2027 Notes.

Holders of the 2027 Notes will have the right to require us to repurchase their 2027 Notes for cash upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change repurchase price in cash with respect to any 2027 Notes surrendered by holders for repurchase upon a fundamental change. In addition, restrictions under our then existing credit facilities or other indebtedness, if any, may not allow us to repurchase the 2027 Notes upon a fundamental change. Our failure to repurchase the 2027 Notes upon a fundamental change when required would result in an event of default with respect to the 2027 Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes.

Capped call transactions entered into in connection with the 2027 Notes may impact the value of our common stock.

In connection with the 2027 Notes, we entered into capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected to generally reduce the potential dilution upon conversion of the 2027 Notes into shares of our common stock.

In connection with establishing their initial hedges of the Capped Call Transactions, these financial institutions or their respective affiliates may have entered into various derivative transactions with respect to our common stock and/or purchased our common stock. The financial institutions, or their respective affiliates, may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2027 Notes. This activity may have an impact on the value of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding our purchases of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (a)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1-30, 2025	—	$—	—	$500,000
May 1-31, 2025	650,876	38.41	650,876	475,000
June 1-30, 2025	—	—	—	475,000
Total	650,876	$38.41	650,876

(a) All Common Stock repurchases during the quarter were made under the November 2024 authorization from our Board of Directors to purchase up to $500.0 million of our outstanding Common Stock. See Note 10, Equity to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

Repurchases under the authorized stock repurchase program may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, accelerated share repurchase agreements or purchases pursuant to a Rule 10b5-1 plan under the Securities Exchange Act of 1934, as amended. The authorization from our Board expires in May 2026 and may be suspended, delayed or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the six months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Second Amended and Restated Bylaws	8-K	001-14895	3.1	12/13/22
3.5	Amendment No. 1 to the Second Amended and Restated Bylaws	8-K	001-14895	3.1	9/16/24
10.1	Amendment No. 4 to the Sarepta Therapeutics, Inc. 2018 Equity Incentive Plan	8-K	001-14895	10.1	6/6/25
10.2	Amendment No. 3 to the Sarepta Therapeutics, Inc. Amended and Restated 2013 Employee Stock Purchase Plan	8-K	001-14895	10.2	6/6/25
31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ryan Wong, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ryan Wong, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 6, 2025	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ RYAN H. WONG
Ryan H. Wong
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)