Form 10-Q
period 2025-09-30
Sarepta Therapeutics, Inc.
filed 2025-11-06
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	104,787,187
(Class)	(Outstanding as of October 31, 2025)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of September 30, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$613,077	$1,103,010
Short-term investments	237,916	251,782
Accounts receivable, net	395,739	601,988
Inventory	1,077,166	749,960
Manufacturing-related deposits and prepaids	206,062	276,262
Other current assets	192,349	90,461
Total current assets	2,722,309	3,073,463
Property and equipment, net	358,936	340,336
Right of use assets	139,167	148,310
Non-current inventory	198,601	187,986
Non-current investments	1,040	133,163
Other non-current assets	73,384	79,915
Total assets	$3,493,437	$3,963,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94,015	$214,442
Accrued expenses	295,793	373,513
Deferred revenue, current portion	485,449	130,256
Contingent consideration, current portion	36,000	—
Other current liabilities	10,168	13,473
Total current liabilities	921,425	731,684
Long-term debt	1,035,146	1,137,124
Lease liabilities, net of current portion	215,042	192,473
Deferred revenue, net of current portion	—	325,000
Contingent consideration, net of current portion	300	47,400
Other non-current liabilities	1,404	1,750
Total liabilities	2,173,317	2,435,431
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 105,418,987 and 104,768,111 issued and outstanding, respectively, at September 30, 2025 and 96,900,496 issued and outstanding at December 31, 2024	11	10
Treasury stock, at cost, 650,876 and 0 shares at September 30, 2025 and December 31, 2024, respectively	(25,263)	—
Additional paid-in capital	5,986,689	5,738,924
Accumulated other comprehensive income (loss), net of tax	220	(218)
Accumulated deficit	(4,641,537)	(4,210,974)
Total stockholders’ equity	1,320,120	1,527,742
Total liabilities and stockholders’ equity	$3,493,437	$3,963,173

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Products, net	$370,043	$429,771	$1,494,689	$1,149,803
Collaboration and other	29,313	37,401	260,614	93,764
Total revenues	399,356	467,172	1,755,303	1,243,567

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	150,775	91,691	440,897	186,795
Research and development	218,890	224,483	1,196,730	604,569
Selling, general and administrative	91,893	128,200	363,419	393,999
Restructuring charge	40,510	—	40,510	—
Amortization of in-licensed rights	677	602	1,945	1,804
Total cost and expenses	502,745	444,976	2,043,501	1,187,167
Operating (loss) income	(103,389)	22,196	(288,198)	56,400

Other (loss) income, net:
Loss on debt extinguishment	(138,613)	—	(138,613)	—
Other income, net	47,953	11,810	2,882	32,631
Total other (loss) income, net	(90,660)	11,810	(135,731)	32,631

(Loss) income before income tax (benefit) expense	(194,049)	34,006	(423,929)	89,031
Income tax (benefit) expense	(14,102)	395	6,634	12,841
Net (loss) income	$(179,947)	$33,611	$(430,563)	$76,190

Other comprehensive income:
Unrealized gains on investments, net of tax	271	3,275	438	1,327
Total other comprehensive income	271	3,275	438	1,327
Comprehensive (loss) income	$(179,676)	$36,886	$(430,125)	$77,517

(Loss) earnings per share:
Basic	$(1.80)	$0.35	$(4.37)	$0.80
Diluted	$(1.80)	$0.34	$(4.37)	$0.78

Weighted average number of shares of common stock used in computing (loss) earnings per share:
Basic	100,237	95,390	98,545	94,669
Diluted	100,237	100,448	98,545	99,572

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock Issued		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2024	96,900	$10	—	$—	$5,738,924	$(218)	$(4,210,974)	$1,527,742
Exercise of options for common stock	146	—	—	—	9,036	—	—	9,036
Vest of restricted stock units	1,135	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74	—	—	—	6,645	—	—	6,645
Stock-based compensation	—	—	—	—	46,556	—	—	46,556
Unrealized gains on investments, net of tax	—	—	—	—	—	252	—	252
Net loss	—	—	—	—	—	—	(447,508)	(447,508)
BALANCE AT MARCH 31, 2025	98,255	$10	—	$—	$5,801,161	$34	$(4,658,482)	$1,142,723
Exercise of options for common stock	57	—	—	—	1,500	—	—	1,500
Vest of restricted stock units	45	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	41,618	—	—	41,618
Repurchases of common stock	—	—	(651)	(25,263)	—	—	—	(25,263)
Unrealized losses on investments, net of tax	—	—	—	—	—	(85)	—	(85)
Net income	—	—	—	—	—	—	196,892	196,892
BALANCE AT JUNE 30, 2025	98,357	$10	(651)	$(25,263)	$5,844,279	$(51)	$(4,461,590)	$1,357,385
Exercise of options for common stock	2	—	—	—	26	—	—	26
Vest of restricted stock units	25	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	77	—	—	—	1,188	—	—	1,188
Issuance of common stock for the Exchange Transaction (defined in Note 14), net of issuance costs	5,851	1	—	—	104,934	—	—	104,935
Issuance of common stock	1,107	—	—	—	20,000	—	—	20,000
Restructuring charge	—	—	—	—	(134)	—	—	(134)
Stock-based compensation	—	—	—	—	16,396	—	—	16,396
Unrealized gains on investments, net of tax	—	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	—	(179,947)	(179,947)
BALANCE AT SEPTEMBER 30, 2025	105,419	$11	(651)	$(25,263)	$5,986,689	$220	$(4,641,537)	$1,320,120

						Accumulated
					Additional	Other		Total
	Common Stock Issued		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2023	93,732	$9	—	$—	$5,304,623	$918	$(4,446,213)	$859,337
Exercise of options for common stock	207	—	—	—	15,579	—	—	15,579
Vest of restricted stock units	461	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90	—	—	—	6,561	—	—	6,561
Stock-based compensation	—	—	—	—	45,205	—	—	45,205
Unrealized losses on investments, net of tax	—	—	—	—	—	(1,609)	—	(1,609)
Net income	—	—	—	—	—	—	36,119	36,119
BALANCE AT MARCH 31, 2024	94,490	$9	—	$—	$5,371,968	$(691)	$(4,410,094)	$961,192
Exercise of options for common stock	468	1	—	—	39,917	—	—	39,918
Vest of restricted stock units	131	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	55,654	—	—	55,654
Issuance of common stock for conversion of 2024 Notes	194	—	—	—	14,184	—	—	14,184
Unrealized losses on investments, net of tax	—	—	—	—	—	(339)	—	(339)
Net income	—	—	—	—	—	—	6,460	6,460
BALANCE AT JUNE 30, 2024	95,283	$10	—	$—	$5,481,723	$(1,030)	$(4,403,634)	$1,077,069
Exercise of options for common stock	118	—	—	—	8,588	—	—	8,588
Vest of restricted stock units	39	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	—	—	5,644	—	—	5,644
Stock-based compensation	—	—	—	—	48,996	—	—	48,996
Issuance of common stock for conversion of 2024 Notes	—	—	—	—	1	—	—	1
Modification of 2017 Capped Calls	—	—	—	—	43,887	—	—	43,887
Unrealized gains on investments, net of tax	—	—	—	—	—	3,275	—	3,275
Net income	—	—	—	—	—	—	33,611	33,611
BALANCE AT SEPTEMBER 30, 2024	95,493	$10	—	$—	$5,588,839	$2,245	$(4,370,023)	$1,221,071

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(430,563)	$76,190
Adjustments to reconcile net (loss) income to net cash flow from operating activities
Loss on debt extinguishment	138,613	—
Stock-based compensation	93,380	134,624
In-kind milestone payment to Arrowhead Pharmaceuticals	50,000	—
Depreciation and amortization	39,268	27,269
Loss on investment in Arrowhead Pharmaceuticals	17,293	—
Non-cash write-off of prepaid deposits	17,041	—
Reduction in the carrying amounts of the right of use assets	11,326	12,289
Change in the fair value of derivatives	(11,100)	8,565
Accretion of investment discount, net	(4,911)	(33,474)
Termination charges	—	62,747
Other	4,439	5,569
Changes in operating assets and liabilities, net:
Decrease (increase) in accounts receivable	206,249	(34,197)
Decrease (increase) in manufacturing-related deposits and prepaids	67,072	(235,544)
Increase in inventory	(319,568)	(233,511)
Increase in other assets	(100,070)	(39,380)
Increase (decrease) in deferred revenue	30,193	(35,415)
Decrease in accounts payable, accrued expenses, lease liabilities and other liabilities	(145,347)	(13,565)
Net cash used in operating activities	(336,685)	(297,833)

Cash flows from investing activities:
Purchase of property and equipment	(98,381)	(98,874)
Purchase of available-for-sale securities	(44,658)	(936,684)
Maturity and sales of available-for-sale securities	195,935	1,037,001
Purchase of intangible assets and other	(7,738)	(10,000)
Acquisition of strategic investments	(245,819)	—
Proceeds from sale of investment in Arrowhead Pharmaceuticals	174,095	—
Net cash used in investing activities	(26,566)	(8,557)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	18,395	75,815
Repayment of 2027 Notes	(123,333)	—
Debt issuance costs for the Exchange Transaction (defined in Note 14)	(12,787)	—
Proceeds from issuance of common stock	20,000	—
Common stock issuance costs	(2,276)	—
Repurchases of common stock	(25,013)	—
Payments related to Revolving Credit Facility	(4,122)	—
Net cash (used in) provided by financing activities	(129,136)	75,815

Decrease in cash, cash equivalents and restricted cash	(492,387)	(230,575)

Cash, cash equivalents and restricted cash:
Beginning of period	1,118,589	444,009
End of period	$626,202	$213,434

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$613,077	$197,855
Restricted cash in other assets	13,125	15,579
Total cash, cash equivalents and restricted cash	$626,202	$213,434

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$21,249	$11,614
Cash paid during the period for interest	$13,962	$15,169
Supplemental schedule of non-cash activities:
Accrued debt issuance costs for the Exchange Transaction	$618	$—
Accrued common stock issuance costs	$110	$—
Intangible assets and property and equipment included in accounts payable and accrued expenses	$5,697	$33,841
Lease liabilities arising from obtaining right of use assets	$5,232	$20,367
Capitalized stock-based compensation and depreciation as inventory	$18,253	$20,736
Issuance of 2030 Notes in exchange for 2027 Notes	$602,002	$—
Settlement of non-cash component of 2027 Notes	$(602,002)	$—
Common stock issued for conversion or exchange of 2027 Notes	$107,320	$—
Common stock issued for conversion or exchange of 2024 Notes	$—	$14,185
Modification of 2017 Capped Calls	$—	$43,887

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, small interfering RNA ("siRNA") platform, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, differentiated and innovative technologies, and through collaborations with its strategic partners, the Company has developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Myotonic Dystrophy type 1 (“DM1"), facioscapulohumeral muscular dystrophy (“FSHD”) and other neuromuscular and central nervous system (“CNS”) disorders.

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

ELEVIDYS (delandistrogene moxeparvovec-rokl), an adeno-associated virus-(“AAV”) based gene therapy, was approved by the FDA in June 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene, as well as for non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA in June 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene. In response to two safety events announced in March and June 2025, the Company suspended all commercial shipments of ELEVIDYS to non-ambulatory patients in June 2025. As of the date of issuance of this Quarterly Report, the Company remains in ongoing discussions with the FDA related to a labeling supplement for ELEVIDYS, including a boxed warning for acute liver injury and acute liver failure and removal of non-ambulatory population from the Indication and Usage section of the Prescribing Information.

As of September 30, 2025, the Company had $865.2 million of cash, cash equivalents, restricted cash and investments, consisting of $613.1 million of cash and cash equivalents, $239.0 million of investments and $13.1 million of non-current restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report, along with future cash inflows from operations, is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on February 28, 2025. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net, from customers. As of September 30, 2025, the Company’s cash was concentrated at five financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of September 30, 2025, three entities accounted for 31%, 29% and 23% of accounts receivable, net, respectively. As of December 31, 2024, three entities accounted for 54%, 21% and 13% of accounts receivable, net, respectively. For details about the Company’s accounts receivable, please read Note 6, Product Revenues, Net, Accounts Receivable, Net, And Reserves For Product Revenues.

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

There have not been any other material changes to the Company’s accounting policies through September 30, 2025 other than those noted below relating to the adoption of ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04").

Recent Accounting Pronouncements

Recently adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments clarify that, to account for a settlement as an induced conversion, an inducement offer must provide at least the consideration (in form and amount) issuable under the original conversion terms, even for instruments with cash conversion features. The amendments also clarify that the guidance applies to instruments not currently convertible, provided they had a substantive conversion feature at issuance and at the time of the inducement offer. The Company early adopted ASU 2024-04, effective January 1, 2025, as permitted for entities that have previously adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The Company elected to apply the guidance prospectively to settlements occurring after the adoption date. The Company considered the application of this guidance in the accounting for the debt exchange transaction described in Note 14, Indebtedness.

Recently issued

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software ("ASU 2025-06"). ASU 2025-06 eliminates accounting considerations of software project development stages and clarifies the threshold applied to begin capitalizing costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted.

As of September 30, 2025, the Company has not adopted ASU 2025-06 but is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements ("ASU 2025-07"). ASU 2025-07 clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. ASU 2025-07 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. As of September 30, 2025, the Company has not adopted ASU 2025-07 but is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

The Arrowhead Agreement granted the Company an exclusive license under certain of Arrowhead’s intellectual property rights to develop, manufacture and commercialize the lead candidate (and all backup candidates) for the following programs:

Development Stage	Indication
Arrowhead Clinical Programs	(a) DUX4 for the treatment of FSHD, (b) DM1 for the treatment of myotonic dystrophy type 1, (c) ATXN2 for the treatment of ataxias, and (d) MMP7 for the treatment of idiopathic pulmonary fibrosis.
Arrowhead Pre-clinical Programs	(a) ATXN1 for the treatment of ataxias, (b) ATXN3 for the treatment of ataxias, and (c) HTT for the treatment of Huntington’s Disease.

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

When the Arrowhead Agreement became effective, the Company paid Arrowhead an up-front payment of $500.0 million and invested $325.0 million in approximately 11.9 million shares of Arrowhead's common stock at a premium to the valuation on the closing date. Based on the closing price of Arrowhead’s common stock traded on the Nasdaq Global Select Market (“Nasdaq”) on the Effective Date, $241.4 million was allocated to the equity investment in Arrowhead and recorded within strategic investments on the Company’s unaudited condensed consolidated balance sheets. For the nine months ended September 30, 2025, the Company recorded $583.6 million as acquired IPR&D expense, as the remainder of the up-front payments is allocated to the up-front license fee representing rights to potential future benefits associated with research and development activities that have no alternative future use. The Company concluded that it does not have a controlling financial interest in Arrowhead as the Company does not have the power to direct the activities that would most significantly impact the economic performance of Arrowhead. Additionally, the Company concluded that, as it does not have significant influence over Arrowhead, the Company’s investment in Arrowhead is not subject to the equity method of accounting. Accordingly, the investment in Arrowhead’s common stock is recorded at fair value and remeasured each reporting period, with changes recorded to other income (expense), net in the Company’s unaudited condensed consolidated statements of comprehensive (loss) income. The Arrowhead Agreement also provided the Company with the option to exchange its holding of Arrowhead’s common stock into pre-funded warrants (“Warrants”) with an exercise price of $0.001 per Warrant share.

Additionally, the Company will pay Arrowhead an aggregate total of $250.0 million in annual installments of $50.0 million over five years (“Annual Fees”), with the first payment due on the first anniversary of the Effective Date. The Annual Fees are contingent upon the Company not terminating the Arrowhead Agreement. Over the term of the Arrowhead Agreement, the Company may be obligated to make payments to Arrowhead totaling up to $10.3 billion upon the achievement of certain development, regulatory and sales milestones, inclusive of two near-term payments associated with the continued enrollment of certain cohorts of a Phase 1/2 study for the DM1 program (the "Arrowhead DM1 Milestones"), totaling $300.0 million, one of which was achieved as of September 30, 2025. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales.

On August 13, 2025, Arrowhead achieved the first of two Arrowhead DM1 Milestones. Consequently, the Company entered into an agreement with Arrowhead to transfer approximately 2.7 million shares of Arrowhead common stock, valued at approximately $50.0 million. The remaining $50.0 million was paid by the Company in cash. As a result, the Company recognized milestone expenses of $100.0 million associated with the achievement of the first Arrowhead DM1 Milestone as research and development expense in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2025.

In August 2025, the Company's contractual sale restriction associated with its Arrowhead common stock expired and the Company sold the remainder of its Arrowhead common stock, representing approximately 9.3 million shares, resulting in gross proceeds of $174.1 million. For the three and nine months ended September 30, 2025, the Company recognized a gain of $35.7 million and loss of $17.3 million, reflecting both the change in fair value and realized loss on the sale of this strategic investment. For the three and nine months ended September 30, 2025, the Company recorded $7.0 million and $15.8 million, respectively, of research and development expense related to reimbursable development costs incurred by Arrowhead.

Collaboration Agreement with F. Hoffman-La Roche Ltd.

Under the license, collaboration and option agreement (the “Roche Collaboration Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”), the Company has granted Roche options to acquire ex-U.S. rights to certain future Duchenne development programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations and cost-sharing provisions. These Options were accounted for as material rights related to individual programs and recorded in deferred revenue at the inception of the Roche Collaboration Agreement. The value assigned to the material rights is included in deferred revenue until such rights expire or are exercised. For the nine months ended September 30, 2025, the Company recognized $175.5 million in collaboration revenue associated with the Roche Collaboration Agreement.

In June 2025, the Company received a milestone payment of $63.5 million in connection with the receipt of regulatory approval of ELEVIDYS in Japan for individuals ages 3- to less than 8-years-old, who do not have any deletions in exon 8 and/or exon 9 in the Duchenne gene and who are negative for anti-AAVrh74 antibodies. The milestone payment is included in collaboration and other revenues for the nine months ended September 30, 2025. As a result of the milestone received from Roche, the Company recorded a $5.1 million milestone due to Nationwide Children's Hospital (“Nationwide”) in accordance with the Company's license agreement with Nationwide as an in-licensed right intangible asset in its unaudited condensed consolidated balance sheets as of September 30, 2025. As of September 30, 2025, the in-licensed right asset with a net carrying value of $4.9 million is being amortized on a straight-line basis over the remaining life of the relevant patent as it reflects the expected time period that the Company will benefit from this in-licensed right.

In February 2025, an Option for a certain program expired, which resulted in the immediate recognition of $112.0 million of collaboration revenue for the nine months ended September 30, 2025. In February 2024, Roche declined to exercise its option related to one external, early-stage development program, which resulted in the immediate recognition of $48.0 million of collaboration revenue for the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the Company had total deferred revenue of $485.4 million and $455.3 million, primarily related to the separate material rights for the Options associated with the Roche Collaboration Agreement, of which $485.4 million and $130.3 million are classified as current, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Contract manufacturing revenue	$18,705	$27,891	$63,107	$33,698
Royalty revenue	10,608	9,510	22,007	12,066
Cost of sales (inventory costs related to products sold to Roche)	(17,527)	(13,725)	(51,488)	(15,379)

The costs associated with co-development activities performed under the Roche Collaboration Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and nine months ended September 30, 2025, costs reimbursable by Roche and reflected as a reduction to operating expenses were $12.2 million and $66.4 million, respectively. For the three and nine months ended September 30, 2024, costs reimbursable by Roche and reflected as a reduction to operating expenses were $61.5 million and $101.1 million, respectively. As of September 30, 2025 and December 31, 2024, there were $128.7 million and $34.6 million, respectively, of collaboration and other receivables included in other current assets on the unaudited condensed consolidated balance sheets.

Milestone Obligations

The Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of September 30, 2025, the Company may be obligated to make up to $12.5 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements. These obligations exclude potential future option and milestone payments for options that have yet to be exercised within agreements entered into by the Company as of September 30, 2025. For the three and nine months ended September 30, 2025, the Company recognized up-front and development milestone expenses of $100.0 million and $683.8 million, respectively, as research and development expense in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income, with no similar activity for the three and nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2025, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$156,712	$156,712	$—	$—
Commercial paper	3,574	—	3,574	—
Government and government agency bonds	182,694	—	182,694	—
Corporate bonds	44,317	—	44,317	—
Strategic investments	8,165	2,734	—	5,431
Certificates of deposit	8,371	—	8,371	—
Deferred compensation plan assets	723	723	—	—
Total assets	$404,556	$160,169	$238,956	$5,431

Liabilities
Contingent consideration	$36,300	$—	$—	$36,300
Total liabilities	$36,300	$—	$—	$36,300

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$455,535	$455,535	$—	$—
Government and government agency bonds	279,899	—	279,899	—
Corporate bonds	93,727	—	93,727	—
Strategic investments	3,710	2,710	—	1,000
Certificates of deposit	11,319	—	11,319	—
Total assets	$844,190	$458,245	$384,945	$1,000

Liabilities
Contingent consideration	$47,400	$—	$—	$47,400
Total liabilities	$47,400	$—	$—	$47,400

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds, the Company's strategic investment in a biotechnology company listed on Nasdaq and assets associated with the Company's deferred compensation plan that are held in a trust. The Company's deferred compensation plan allows for certain employees and directors to defer the receipt of compensation until a later date based on the terms of the plan. The Company has recorded an asset within other non-current assets on the Company's unaudited condensed consolidated balance sheets which reflects the participants' investment elections and has been valued at daily quoted market prices.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain highly liquid investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of strategic investments in private biotechnology companies whose fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value of the Company's strategic investments that are not listed securities are adjusted if the entities were to issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the nine months ended September 30, 2025 or 2024, as no impairment indicators were identified nor were similar securities issued.

The Company’s contingent consideration liability with a fair value categorized as Level 3 within the fair value hierarchy relates to the regulatory-related contingent payments to Myonexus Therapeutics, Inc. (“Myonexus”) selling shareholders as well as to an academic institution under a license agreement that meets the definition of a derivative. For more information related to Myonexus, please read Note 3, License and Collaboration Agreements to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The contingent consideration liability was estimated using an income approach based on the probability-weighted expected cash flows that incorporated industry-based probability adjusted assumptions relating to the achievement of the milestone and thus the likelihood of making the payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. Significant changes which increase or decrease the probabilities of achieving the milestone, or shortening or lengthening the time required to achieve the milestone, would result in a corresponding increase or decrease in the fair value of the liability. At the end of each reporting period, the fair value is adjusted to reflect the most current assumptions through earnings.

The following tables represent a roll-forward of the fair value of Level 3 financial liabilities for each of the periods indicated:

	For the Three Months Ended September 30,
	2025	2024
	(in thousands)
Fair value, as of beginning of period	$47,400	$48,200
Change in estimated fair value	14,500	(600)
Liabilities terminated	(25,600)	(200)
Fair value, as of end of period	$36,300	$47,400

	For the Nine Months Ended September 30,
	2025	2024
	(in thousands)
Fair value, as of beginning of period	$47,400	$38,100
Change in estimated fair value	14,500	9,500
Liabilities terminated	(25,600)	(200)
Fair value, as of end of period	$36,300	$47,400

In July 2025, the Company announced a strategic restructuring plan (the “Restructuring Plan”). For more information related to the Restructuring Plan, please read Note 17, Restructuring. As a result of the Restructuring Plan, the development of all LGMD programs with the exception of SRP-9003 (LGMD2E/R4/bidridistrogene xeboparvovec) was suspended. Accordingly, the Company terminated $25.6 million of contingent consideration liabilities associated with all LGMD Programs with the exception of SRP-9003 for the three and nine months ended September 30, 2025. This decrease was partially offset by a $14.5 million increase in the fair value of the Company's existing contingent consideration liability associated with SRP-9003 for the three and nine months ended September 30, 2025. The increase to the contingent consideration liability associated with SRP-9003 was a result of updates made to certain inputs and assumptions impacting the probability-weighted expected cash flows. These updates include changes to the expected market price used to estimate future payments, adjustments to the discount rate utilized to determine the present value of the resulting liability and changes to the approval date of SRP-9003. As of September 30, 2025, the remaining contingent consideration was recorded as a current liability on the Company's unaudited condensed consolidated balance sheets as the Company expects that the associated obligation will be settled within the next twelve months.

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

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s financial assets with maturities of less than 90 days from the date of purchase included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Money market funds	$156,712	$455,535
Total	$156,712	$455,535

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of September 30, 2025 and December 31, 2024 was approximately five and eleven months, respectively. All of the Company's non-current investments as of September 30, 2025 and December 31, 2024 had maturities between one and two years.

The following tables summarize the Company’s cash, cash equivalents, short-term investments and non-current investments for each of the periods indicated:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$613,077	$—	$—	$613,077
Commercial paper	3,574	—	—	3,574
Government and government agency bonds	182,584	122	(12)	182,694
Corporate bonds	44,251	67	(1)	44,317
Certificates of deposit	8,371	—	—	8,371
Total cash, cash equivalents and investments	$851,857	$189	$(13)	$852,033
As reported:
Cash and cash equivalents	$613,077	$—	$—	$613,077
Short-term investments	237,741	188	(13)	237,916
Non-current investments	1,039	1	—	1,040
Total cash, cash equivalents and investments	$851,857	$189	$(13)	$852,033

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$1,103,010	$—	$—	$1,103,010
Government and government agency bonds	280,001	227	(329)	279,899
Corporate bonds	93,816	67	(156)	93,727
Certificates of deposit	11,319	—	—	11,319
Total cash, cash equivalents and investments	$1,488,146	$294	$(485)	$1,487,955
As reported:
Cash and cash equivalents	$1,103,010	$—	$—	$1,103,010
Short-term investments	251,598	286	(102)	251,782
Non-current investments	133,538	8	(383)	133,163
Total cash, cash equivalents and investments	$1,488,146	$294	$(485)	$1,487,955

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET, AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with the PMO Products and ELEVIDYS, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
PMO Products
United States	$209,132	$210,683	$597,882	$604,598
Rest of World	29,413	38,105	108,473	108,565
Total PMO product revenues, net	$238,545	$248,788	$706,355	$713,163
ELEVIDYS
United States	131,498	180,983	788,334	436,640
Total ELEVIDYS product revenue, net	$131,498	$180,983	$788,334	$436,640
Total product revenues, net	$370,043	$429,771	$1,494,689	$1,149,803

For the three and nine months ended September 30, 2025 and 2024, no individual country outside the U.S. exceeded 10% of total net product revenues.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenues, net
Customer 1	34%	28%	25%	33%
Customer 2	22%	19%	15%	20%

As of September 30, 2025 and December 31, 2024, the Company's accounts receivable, net were $395.7 million and $602.0 million, respectively, both of which were related to product sales, net of discounts and allowances. As of September 30, 2025, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 65 to 90 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 90 and 150 days.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2024	$45,904	$107,843	$5,941	$34,611	$194,299
Provision	159,510	148,822	15,702	65,864	389,898
Adjustments relating to prior periods	—	(10,327)	—	(625)	(10,952)
Payments/credits	(185,724)	(118,600)	(17,498)	(62,232)	(384,054)
Balance, as of September 30, 2025	$19,690	$127,738	$4,145	$37,618	$189,191

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2023	$27,486	$98,194	$3,831	$35,261	$164,772
Provision	72,832	118,228	13,442	53,674	258,176
Adjustments relating to prior periods	783	(8,716)	—	(88)	(8,021)
Payments/credits	(77,808)	(100,693)	(12,191)	(58,741)	(249,433)
Balance, as of September 30, 2024	$23,293	$107,013	$5,082	$30,106	$165,494

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Reduction to accounts receivable, net	$60,172	$85,142
Component of accrued expenses	129,019	109,157
Total reserves	$189,191	$194,299

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Raw materials	$325,541	$280,045
Work in progress	885,422	610,692
Finished goods	64,804	47,209
Total inventory	$1,275,767	$937,946

No material inventory reserves existed as of September 30, 2025 or December 31, 2024. The Company classifies inventory associated with its PMO Products as non-current inventory when consumption of the inventory is expected beyond the Company's normal PMO Product inventory operating cycle of two years. Non-current inventory consists of raw materials and work in progress associated with the PMO Products.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Balance sheet classification
Inventory	$1,077,166	$749,960
Non-current inventory	198,601	187,986
Total inventory	$1,275,767	$937,946

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Collaboration and other receivables	$128,707	$34,608
Tax-related receivables and prepaids	14,300	13,132
Prepaid maintenance services	14,133	13,407
Prepaid clinical and pre-clinical expenses	9,623	10,220
Deferred cost of sales	4,293	—
Prepaid commercial expenses	3,687	3,371
Interest receivable	2,858	1,970
Prepaid employee benefits	2,773	2,841
Prepaid insurance	2,407	3,668
Other	9,568	7,244
Total other current assets	$192,349	$90,461

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Intangible assets, net	$29,684	$26,887
Restricted cash*	13,125	15,579
Manufacturing-related deposits and prepaids	12,051	25,964
Strategic investments	8,165	3,710
Prepaid maintenance services	3,913	4,381
Deferred tax asset, net	2,275	2,252
Other	4,171	1,142
Total other non-current assets	$73,384	$79,915

* Restricted cash for both periods relates to (i) letters of credit established under the Company’s various property leases that serve as security for potential future default of lease payments, (ii) a letter of credit established under a certain commercial supply agreement and (iii) collateralized cash for the Company’s credit cards. The restricted cash is unavailable for withdrawal or use for general obligations.

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Product revenue related reserves	$129,019	$109,157
Accrued contract manufacturing costs	60,778	77,842
Accrued employee compensation costs	30,960	91,119
Accrued professional fees	18,824	17,691
Accrued clinical and pre-clinical costs	15,663	26,849
Accrued royalties	10,659	16,625
Accrued income taxes	9,091	17,391
Accrued clinical collaboration costs	7,078	—
Accrued interest expense	3,482	4,192
Other	10,239	12,647
Total accrued expenses	$295,793	$373,513

10. EQUITY

In August 2025, the Company entered into a privately negotiated subscription agreement (the “Subscription Agreement”) with J. Wood Capital Advisors LLC ("JWCA"), the Company’s financial advisors in connection with the debt exchange transaction defined in Note 14, Indebtedness, for the private placement of approximately 1.1 million shares of the Company's common stock in exchange for $20.0 million in cash. See Note 14, Indebtedness for additional information about the transactions.

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

During the nine months ended September 30, 2025, the Company purchased a total of 650,876 shares of common stock under the 2024 Repurchase Program at an average price of $38.41 per share for a total cost of $25.3 million, inclusive of approximately $0.3 million in excise taxes and other fees. As of September 30, 2025, the remaining amount authorized under the 2024 Repurchase Program was $475.0 million.

Repurchased shares are held as treasury stock. The amount paid to repurchase shares is recorded as a reduction to stockholders’ equity. As treasury stock is not considered outstanding, these shares are excluded from weighted average common stock outstanding for both basic and diluted earnings per share.

11. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2025			2024		2025			2024
	Grants		Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	—		$—	6,442	$55.16	488,192		$46.93	327,920		$67.39
Restricted stock units	3,496,155	(1)	$18.95	135,092	$127.51	5,191,278	(1)	$39.73	1,254,522	(3)	$128.91
Performance stock units	225,000	(2)	$18.95	—	$—	345,378	(3)	$47.09	97,460	(4)	$128.67

(1) Approximately 3.4 million restricted stock units (“RSUs”) granted in the three and nine months ended September 30, 2025 vest over two years while the remaining vest over four years.

(2) The performance condition for performance stock units (“PSUs”) granted in September 2025 (the "September 2025 PSUs") is related to the achievement of a certain financial performance goal. The September 2025 PSUs have a three-year cliff vesting schedule. As of September 30, 2025, the performance condition associated with the September 2025 PSUs was not probable of being achieved.

(3) In addition to the September 2025 PSUs, included in PSUs for the nine months ended September 30, 2025 are 120,378 shares with performance conditions which are related to the achievement of certain financial performance goals, regulatory development and approval of certain of the Company's product candidates and certain manufacturing achievements (the “March 2025 PSUs”). As of September 30, 2025, none of the performance conditions for the March 2025 PSUs were probable of being achieved.

(4) Performance conditions for the 97,460 shares PSUs granted in March 2024 (the “March 2024 PSUs”) are related to the achievement of certain financial performance goals and regulatory approval of certain of the Company's product candidates. The expanded regulatory approval of ELEVIDYS in June 2024 resulted in the cliff-vesting of 44,300 shares during the year ended December 31, 2024. The achievement of certain financial performance targets during the nine months ended September 30, 2025 resulted in 38,050 shares of the March 2024 PSUs becoming eligible for vesting, which is contingent on the fulfillment of remaining service conditions. As of September 30, 2025, none of the remaining performance conditions associated with the March 2024 PSUs were probable of being achieved.

Stock-based Compensation Expense

For the three months ended September 30, 2025 and 2024, total stock-based compensation expense was $14.9 million and $43.5 million, respectively. For the nine months ended September 30, 2025 and 2024, total stock-based compensation expense was $93.4 million and $134.6 million, respectively.

The following table summarizes stock-based compensation expense by grant type and by function included within the unaudited condensed consolidated statements of comprehensive (loss) income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$8,939	$15,158	$33,517	$46,954
Restricted/performance stock units	10,724	31,926	70,381	97,261
Employee stock purchase plan	(3,267)	1,912	672	5,640
Subtotal	$16,396	$48,996	$104,570	$149,855
Capitalized stock-based compensation costs	(1,469)	(5,546)	(11,190)	(15,231)
Total stock-based compensation expense included in expenses	$14,927	$43,450	$93,380	$134,624
Research and development	4,139	18,034	36,733	54,113
Selling, general and administrative	10,788	25,416	56,647	80,511
Total stock-based compensation expense included in expenses	$14,927	$43,450	$93,380	$134,624

In August 2025, the Company suspended its 2013 Employee Stock Purchase Plan (the “2013 ESPP”) as a result of increased volatility in the Company's stock price (the "ESPP Suspension"). As a result of the ESPP Suspension, previously recognized stock-based compensation expense related to shares that were not purchased was reversed, resulting in a reversal of expense of $4.0 million for the three and nine months ended September 30, 2025. As of September 30, 2025, 0.3 million shares of common stock remain available for future grant under the 2013 ESPP.

12. OTHER (LOSS) INCOME, NET

The following table summarizes other (loss) income, net for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest income	$7,249	$7,584	$22,693	$22,753
Accretion of investment discount, net	1,132	10,749	5,257	34,319
Gain (loss) on strategic investments	36,739	(2,883)	(17,268)	(1,804)
Interest expense	(7,565)	(4,918)	(17,296)	(13,916)
Change in fair value of derivatives*	11,100	1,535	11,100	(8,565)
Other, net	(702)	(257)	(1,604)	(156)
Other income, net	$47,953	$11,810	$2,882	$32,631
Loss on debt extinguishment	(138,613)	—	(138,613)	—
Total other (loss) income, net	$(90,660)	$11,810	$(135,731)	$32,631

*Related to the change in fair value of the contingent consideration derivative liabilities. For more information, please read Note 4, Fair Value Measurements.

13. INCOME TAXES

During the three and nine months ended September 30, 2025, the Company recorded an income tax (benefit) expense of $(14.1) million and $6.6 million, representing an effective tax rate of 7.3% and (1.6)%, respectively. During the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $0.4 million and $12.8 million, representing an effective tax rate of 1.2% and 14.4%, respectively. The income tax expense, for the nine months ended September 30, 2025 and 2024 and the three months ended September 30, 2024, primarily relates to the current tax provision on taxable profits, including in certain states which restrict the amount of net operating loss carryforwards which may be utilized to offset taxable income and, prior to the nine months ended September 30, 2025, the requirement to capitalize research and development costs for tax purposes. The income tax (benefit), for the three months ended September 30, 2025, primarily relates to the tax (benefit) recorded on the quarter to date loss which offsets tax expense recorded on profits in prior interim periods.

On a periodic basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of such deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income, potential carryback claims and tax planning strategies to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2025. It is possible the Company may release a portion or all of its valuation allowance in future periods. The release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company’s level of profitability, revenue growth and expectations regarding future profitability. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The total deferred tax asset balance subject to the valuation allowance was approximately $1,100.5 million as of September 30, 2025. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains, among other provisions, changes to the U.S. corporate income tax system, including allowing immediate expensing of U.S. qualifying research and development expenses and allowing taxpayers an election to accelerate the deduction for previously capitalized U.S. research and development costs. The favorable U.S. research and development expenditure provisions are expected to reduce taxable income but are not expected to have a material impact on the Company’s deferred tax expense as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

14. INDEBTEDNESS

2027 Convertible Notes, 2030 Convertible Notes and Related Transactions

Exchange of 2027 Notes

In September 2022, the Company issued $1,150.0 million aggregate principal amount of convertible senior notes due on September 15, 2027 (the “2027 Notes”). The 2027 Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15, commencing on March 15, 2023. The Company received net proceeds of $1,126.7 million after deducting the discounts and offering expenses of $23.3 million, which is amortized under the effective interest method and recorded as additional interest expense over the life of the 2027 Notes. The effective interest rate on the 2027 Notes is 1.67%. The 2027 Notes have a conversion rate of 7.0439 shares per $1,000 principal amount of the 2027 Notes, or a conversion price of $141.97 per share. Upon conversion, at its discretion, the Company may pay cash, shares of its common stock or a combination of cash and stock. Prior to March 15, 2027, the holders of the 2027 Notes may convert their 2027 Notes at their option upon achievement of certain market conditions or occurrence of certain corporate events. In connection with the issuance of the 2027 Notes, the Company paid $127.3 million for capped calls with a strike price and a cap price of $141.97 and $210.32, respectively, to minimize the impact of potential dilution upon conversion of the 2027 Notes.

On August 28, 2025 (the “Closing Date”), the Company completed a partial refinancing of its 2027 Notes (the “Exchange Transaction”). The Company exchanged $700.0 million in aggregate principal amount of the 2027 Notes for the following consideration:

(1)
$602.0 million in aggregate principal amount of new 4.875% convertible senior notes due 2030 (the “2030 Notes”);
(2)
cash payments of $127.3 million, including $4.0 million of accrued interest; and
(3)
5.9 million shares of the Company’s common stock with fair market value of approximately $107.3 million, net of issuance costs of $2.4 million.

The remaining aggregate principal amount of $450.0 million of the 2027 Notes, which are currently convertible into 3,169,755 shares of the Company’s common stock, remains outstanding with the respective terms unchanged. Additionally, all capped calls related to the 2027 Notes remain outstanding. Refer to Note 13, Indebtedness of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the key terms associated with the 2027 Notes. The Exchange Transaction did not result in any material changes to the related party debt arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

2030 Notes Issuance

The 2030 Notes are senior unsecured obligations of the Company and bear interest at a rate of 4.875% per annum, payable semi-annually in cash on each March 1 and September 1, commencing on March 1, 2026. The initial carrying value of the 2030 Notes was $588.6 million after deducting offering expenses of $13.4 million, which are amortized under the effective interest method and recorded as additional interest expense over the life of the 2030 Notes. The effective interest rate on the 2030 Notes is 5.38%.

The 2030 Notes have an initial conversion rate of 16.6667 shares per $1,000 principal amount of the 2030 Notes (10,033,386 shares of the Company’s common stock in the aggregate), which represents a conversion price of $60.00 per share, subject to adjustment under certain conditions. Upon conversion, the Company may pay cash, shares of its common stock or a combination of cash and stock, as determined by the Company at its discretion.

The holders of the 2030 Notes may convert their 2030 Notes at their option only in the following circumstances:

(1)
during any calendar quarter commencing after the calendar quarter ending on December 31, 2025, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)
during the five consecutive business days immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
(3)
upon the occurrence of certain corporate events or distributions on the Company's common stock, as described in the indenture agreement;
(4)
if the Company calls such notes for redemption; and
(5)
at any time from, and including, March 1, 2030 until the close of business on the second trading day immediately before the maturity date.

Prior to September 6, 2028, the 2030 Notes will not be redeemable. On or after September 6, 2028, should certain market conditions be met, the Company may redeem for cash all or any portion of the 2030 Notes at a redemption price equal to the principal amount of the 2030 Notes, plus accrued and unpaid interest. Holders of the 2030 Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of its respective principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the indenture agreement for the 2030 Notes. The 2030 Notes contain customary covenants and events of default, the occurrence of which permits the holders to accelerate all outstanding obligations, including principal and interest. As of September 30, 2025, the Company was in compliance with the covenants associated with the 2027 Notes and 2030 Notes.

The Company adopted ASU 2024-04, Debt with Conversion and Other Options, Induced Conversion of Convertible Debt Instruments, and concluded that the Exchange Transaction does not meet the criteria for induced conversion. Further, the Company also concluded that the refinanced debt is substantially different from the original debt and, thus, the transaction was accounted for as a debt extinguishment. Accordingly, on the Closing Date, the Company:

(1)
recorded the carrying value of the 2030 Notes of $588.6 million, net of allocated issuance of $13.4 million;
(2)
recorded the fair value of the issuance of approximately 5.9 million common stock of $104.9 million, net of allocated issuance costs of $2.4 million;
(3)
recorded cash payments of $127.3 million, including payments of accrued interest of $4.0 million;
(4)
reduced the carrying value of the 2027 Notes by $694.0 million; and
(5)
recognized a loss on debt extinguishment of $138.6 million, which included unamortized debt issuance costs of $6.0 million associated with the 2027 Notes.

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

The Company paid $3.2 million in arrangement and up-front fees on the Closing Date. The arrangement and up-front fees associated with the Revolving Credit Facility are being amortized over the five-year term of the Revolving Credit Facility. As of September 30, 2025, there were no amounts outstanding under the Revolving Credit Facility and the Company was in compliance with the covenants described above.

Total Debt Obligations

As of September 30, 2025 and December 31, 2024, the Company recorded approximately $1,035.1 million and $1,137.1 million as long-term debt on the unaudited condensed consolidated balance sheets, respectively.

The following table summarizes the Company’s debt instruments for the periods indicated:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Principal amount of the 2027 Notes	$450,000	$1,150,000
Principal amount of the 2030 Notes	602,002	—
Unamortized discount - debt issuance costs of 2027 Notes	(3,666)	(12,876)
Unamortized discount - debt issuance costs of 2030 Notes	(13,190)	—
Total carrying value of debt instruments	$1,035,146	$1,137,124

Fair value of 2027 Notes	$395,438	$1,254,857
Fair value of 2030 Notes	484,130	—
Total fair value of debt instruments	$879,568	$1,254,857

For the three months ended September 30, 2025 and 2024, interest expense from debt facilities was $6.6 million and $5.2 million, inclusive of $1.1 million and $1.2 million of amortization of debt discounts, respectively. For the nine months ended September 30, 2025 and 2024, interest expense from debt facilities was $16.2 million and $15.7 million, inclusive of $3.5 million and $3.7 million of amortization of debt discounts, respectively. The fair value of the 2027 Notes and 2030 Notes is based on open market trades and is classified as Level 1 in the fair value hierarchy.

The following table summarizes the total principal and contractual interest payments due under the Company’s debt arrangements:

	As of September 30, 2025
	Principal	Interest	Total Payments
	(in thousands)
2025 (October-December)	$—	$—	$—
2026	—	35,217	35,217
2027	450,000	34,973	484,973
2028	—	29,348	29,348
2029	—	29,348	29,348
2030	602,002	29,429	631,431
Total payments	$1,052,002	$158,315	$1,210,317

15. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the treasury stock method for stock awards and the if-converted method for convertible debt by dividing net income by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. Given that the Company recorded a net loss for the three and nine months ended September 30, 2025, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net (loss) income - basic	$(179,947)	$33,611	$(430,563)	$76,190
Add: interest expense, net of tax, on the Company's convertible debt	—	413	—	1,182
Net (loss) income - diluted	$(179,947)	$34,024	$(430,563)	$77,372
Denominator:
Weighted-average common shares outstanding, basic	100,237	95,390	98,545	94,669
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	—	3,810	—	3,529
Common stock issuable under the Company's convertible debt	—	1,248	—	1,374
Weighted-average common shares outstanding, diluted	100,237	100,448	98,545	99,572
(Loss) earnings per common share, basic	$(1.80)	$0.35	$(4.37)	$0.80
(Loss) earnings per common share, diluted	$(1.80)	$0.34	$(4.37)	$0.78

The following table summarizes potential shares of common stock that were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	As of September 30, 2025		As of September 30, 2024
	(in thousands)
Common stock issuable under the Company's equity incentive plans	13,159	(1)	2,464	(2)
Common stock issuable under the Company's convertible debt	13,203		8,100
Total number of potentially issuable common stock	26,362		10,564

(1) As of September 30, 2025, the anti-dilutive common stock issuable under the Company's equity incentive plans includes 0.3 million shares that have performance conditions that were not met as of the end of the period.

(2) As of September 30, 2024, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 1.2 million shares that are dilutive but have performance or market conditions that were not met as of the end of the period.

16. SEGMENT INFORMATION

The measure of segment profit or loss that the CEO uses to allocate resources and assess performance as the chief operating decision-maker (“CODM”) is the Company’s consolidated net (loss) income. The table below includes information about the Company’s segment, including significant segment expenses, and a reconciliation to net (loss) income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues	$399,356	$467,172	$1,755,303	$1,243,567

Segment expenses and other segment items
Cost of sales (excluding amortization of in-licensed rights)	150,775	91,691	440,897	186,795
Compensation and other personnel expenses	44,428	79,811	227,351	240,933
Up-front and milestone expenses	100,000	—	683,787	—
Manufacturing expenses	33,897	136,612	182,047	256,971
Clinical trial expenses	28,613	41,723	95,271	125,731
Facility- and technology-related expenses (excluding depreciation and amortization)	20,577	27,856	76,814	79,485
Restructuring charge	40,510	—	40,510	—
Research and development- other (excluding non-cash items) (a)	20,883	26,643	81,197	83,137
Selling, general and administrative- other (excluding non-cash items) (b)	41,883	48,910	149,347	153,346
Roche collaboration reimbursement	(12,198)	(61,526)	(66,368)	(101,124)
Other segment items (c)	(11,530)	(12,027)	(14,753)	(25,598)
Loss on debt extinguishment	138,613	—	138,613	—
(Gain) loss on strategic investments	(36,739)	2,883	17,268	1,804
Interest expense	7,565	4,918	17,296	13,916
Interest income	(7,249)	(7,584)	(22,693)	(22,753)
Income tax (benefit) expense	(14,102)	395	6,634	12,841
Depreciation and amortization expense	18,450	9,806	39,268	27,269
Stock-based compensation expense	14,927	43,450	93,380	134,624
Segment net (loss) income	$(179,947)	$33,611	$(430,563)	$76,190

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(179,947)	$33,611	$(430,563)	$76,190

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

Significant expense categories that are regularly provided to the CODM include cost of sales (excluding amortization of in-licensed rights), compensation and other personnel expenses, up-front and milestone expenses, manufacturing expenses, clinical trial expenses, facility- and technology-related expenses, restructuring charge, research and development- other and selling, general and administrative- other. The other expense or income information are other segment items and include separate presentation of loss on debt extinguishment, (gain) loss on strategic investments, interest expense, interest income, income tax (benefit) expense, depreciation and amortization and stock-based compensation, which are included in the measure of segment net (loss) income, but are not significant segment expenses.

Assets provided to the CODM for the single segment are consistent with those reported on the unaudited condensed consolidated balance sheets.

17. RESTRUCTURING

On July 16, 2025, the Company announced the Restructuring Plan, designed to reduce operating expenses and align its cost structure with strategic priorities, aiming to enhance financial flexibility and meet its 2027 financial obligations. The Restructuring Plan included the following initiatives:

•
Prioritize siRNA platform assets while reducing other research and development program costs; and
•
Reduce the workforce by 36%, or approximately 500 employees.

For the three and nine months ended September 30, 2025, the Company incurred restructuring charges of approximately $40.5 million, the vast majority of which are related to severance and related costs from the Company’s one-time termination benefits. As a result of discontinuing certain research and development programs, the Company also accelerated depreciation for impacted assets. The costs incurred under the Restructuring Plan are not expected to exceed $40.5 million and are anticipated to be substantially incurred and paid by the end of 2025. As of September 30, 2025, a $2.5 million liability is recorded for the cash charges incurred that are unpaid, which is included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

The following table summarizes restructuring charges for the periods presented:

	For the Three and Nine Months Ended September 30,
	2025	2024
	(in thousands)
Severance and related costs	$34,958	$—
Accelerated depreciation	5,552	—
Total restructuring charge	$40,510	$—

The following table summarizes the restructuring reserve as of September 30, 2025:

As of September 30, 2025
(in thousands)
Restructuring reserve, as of beginning of year	$—
Cash restructuring charge	35,091
Payments	(32,546)
Restructuring reserve, as of end of period	$2,545

As of September 30, 2025, the remaining restructuring reserve relates to severance obligations and related costs.

18. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of September 30, 2025**
(in thousands)
2025 (October-December)	$385,970
2026	284,531
2027	103,539
2028	68,806
Total manufacturing commitments*	$842,846

*Total manufacturing commitments include the Catalent, Inc. (“Catalent”) manufacturing and supply agreement, for which the Company has ROU assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of September 30, 2025. For more information, please read Note 22, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

**Total manufacturing commitments include obligations related to the global supply of ELEVIDYS, including inventories necessary to supply Roche for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS.

Catalent, Inc.

In August 2025, the Company entered into a supplemental letter agreement (the “Letter Agreement”) with Catalent in connection with the Company’s manufacturing collaboration agreement and manufacturing and supply agreement entered into with Catalent in October 2018 and February 2019, respectively, and as amended in November 2022 (collectively, the “Catalent Agreements”). The Letter Agreement addresses certain financial and operational matters related to the Company’s suspension of ELEVIDYS shipments for non-ambulatory patients in June 2025 and the temporary suspension of all U.S. ELEVIDYS shipments in July 2025. In addition, the parties agreed to delay delivery of certain ELEVIDYS batches until 2027 and beyond.

Under the terms of the Letter Agreement, the Company:

(1)
agreed to reimburse Catalent for raw materials that had been ordered or received by Catalent and not yet invoiced to the Company as of the effective date of the Letter Agreement. As such, the Company paid $61.8 million of previously billed raw materials associated with the Company's binding payment for the first quarter of 2026, which was recorded as other current assets in its unaudited condensed consolidated balance sheets as of September 30, 2025. The Company and Catalent are currently in discussions to finalize the outstanding balance related to certain unbilled raw materials associated with the Supplemental Letter Agreement. While the outcome of these discussions is uncertain, any resolution may result in adjustments to the Company’s cost of sales in future periods.
(2)
will remain contractually obligated for the full batch price of certain manufacturing batches, including a portion of batches deferred to calendar year 2027. The Company is required to pay 50% of the batch price for the deferred batches by July 1, 2026, and the remaining 50% by June 30, 2027, regardless of whether the batches are manufactured. These commitments are considered purchase obligations and are reflected in the Company’s total manufacturing commitments disclosure, above.
(3)
agreed to reimburse Catalent an amount representing estimated failed batches through June 30, 2025 based on the batch success rate stipulated in the Catalent Agreements. As a result, the Company recorded $14.2 million and $20.8 million within cost of sales in its unaudited condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2025, respectively.

Additionally, in connection with changes to the Company's forward-looking production for ELEVIDYS, the Company recognized an impairment charge of $17.0 million related to prepaid deposits, which was recorded within cost of sales in the Company's unaudited condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2025.

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

On July 12, 2025, the Company entered into a settlement agreement with Brammer to resolve the outstanding claims related to the termination of the Thermo Agreement (the “Brammer Settlement”). Under the Brammer Settlement, the Company agreed to pay Brammer an aggregate amount of $13.0 million. The arbitration was subsequently dismissed. The Brammer Settlement is recorded in the Company's unaudited condensed consolidated statements of comprehensive (loss) income within research and development expense for the nine months ended September 30, 2025.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the matters described below as of September 30, 2025.

On September 15, 2020, REGENXBIO INC. (“Regenx”) and the Trustees of the University of Pennsylvania (“U-Penn”) filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ’617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on

Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make AAV gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ’617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, damages that are no less than a reasonable royalty (treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 5, 2024, the Court granted Sarepta’s motion for summary judgment on the grounds that the asserted claims of Regenx’s ’617 Patent are invalid because they cover patent ineligible subject matter under 35 U.S.C. § 101. On January 12, 2024, the Court entered judgment and closed the case. Plaintiffs have appealed to the U.S. Court of Appeals for the (the “Federal Circuit”), which heard oral arguments on October 7, 2025.

On June 20, 2023, Regenx and U-Penn commenced a second patent infringement lawsuit against Sarepta and its contract manufacturer, Catalent, asserting alleged patent infringement of U. S. Patent No. 11,680,274 (“the ’274 Patent”). In the second lawsuit, Regenx and U-Penn allege that Sarepta and Catalent’s manufacture, use and commercial launch of ELEVIDYS® (formerly/also known as SRP-9001) infringe the ’274 Patent. Sarepta answered the complaint on August 10, 2023. On February 21, 2024, Sarepta submitted a petition for Inter Partes Review for filing with the Patent Trial and Appeal Board (“PTAB”) at the U.S. Patent and Trademark Office (“USPTO”). The petition seeks to invalidate the ’274 Patent. On March 20, 2024, the court in the patent infringement litigation ordered that the case be stayed pending final resolution of the Inter Partes Review proceedings. On August 22, 2024, the PTAB instituted Inter Partes Review of all challenged claims of the ’274 Patent on all asserted grounds. U-Penn subsequently disclaimed five of the six challenged claims, and on August 20, 2025, the PTAB entered a final written decision in the Inter Partes Review proceedings finding that the sole remaining claim was not unpatentable. On October 3, 2025, the parties submitted a joint status report to the court in the patent infringement litigation, in which they agreed that the stay of the patent litigation should remain in place until Sarepta has exhausted its right to review by the Federal Circuit. On October 20, 2025, Sarepta filed a notice of appeal of the PTAB's decision to the Federal Circuit.

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

On July 26, 2024, Genzyme Corporation ("Genzyme") filed a lawsuit against Sarepta Therapeutics, Inc. and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of United States Patent Nos. 9,051,542 (the “’542 Patent”) and 7,704,721 (the “’721 Patent”) arising from Sarepta’s alleged manufacture and sale of ELEVIDYS® (delandistrogene moxeparvovec-rokl). In its complaint, Genzyme seeks, inter alia, damages for the alleged infringement, including increased damages up to three times the amount found or assessed, together with prejudgment and post-judgment interest and costs. Following a partial motion to dismiss by Sarepta, Genzyme filed its First Amended Complaint on November 21, 2024. In its First Amended Complaint, Genzyme no longer alleges willfulness or indirect infringement before the filing of the complaint. Sarepta answered the First Amended Complaint on December 12, 2024. On May 27, 2025, the court subsequently granted Genzyme’s motion to amend the complaint to include new allegations of infringement related to five patents: United States Patent Nos. 12,031,894 (the “’894 Patent"), 12,013,326 (the “’326 Patent”), 11,698,377 (the “’377 Patent”), 12,123,880 (the “’880 Patent”), and 12,298,313 (the “’313 Patent”). The Court also entered an amended scheduling order, with trial scheduled for June 14, 2027. Sarepta answered the Second Amended Complaint on June 17, 2025. Sarepta has submitted petitions for Inter Partes Review for filing with the PTAB challenging the validity of the ’542 and ’721 Patents, for which institution decisions are expected in January 2026. Proceedings in the patent litigation remain ongoing.

On December 20, 2024, Brammer filed an arbitration demand against the Company relating to the Company’s termination of the Thermo Agreement. Brammer alleged claims for breach of contract, breach of the implied covenant of good faith and fair dealing and a violation of MGL c. 93A, and sought relief including damages, treble damages, and attorneys’ fees and costs. On January 24, 2025, Sarepta filed its answer and asserted counterclaims for declaratory judgment and breach of contract, seeking relief including damages and attorneys’ fees and costs. On July 12, 2025, the parties entered into the Brammer Settlement, pursuant to which the Company agreed to pay Brammer an aggregate amount of $13.0 million. The arbitration was subsequently dismissed.

On June 26, 2025, a putative securities class action complaint was filed against the Company, Chief Executive Officer Douglas Ingram, former Chief Customer Officer Dallan Murray, and President of Research and Development and Technical Operations Louise Rodino-Klapac in the U.S. District Court for the Southern District of New York (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding ELEVIDYS’s safety and efficacy and the Company’s financial statements and projections. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between June 22, 2023 and June 24, 2025. The complaint seeks unspecified damages. On October 17, 2025, the court appointed lead plaintiffs and lead counsel. On October 24, 2025, lead plaintiffs filed a motion to transfer venue to the U.S. District Court for the District of Massachusetts and stay the entry of a case schedule, which Sarepta did not oppose. The parties also filed a stipulation, subject to Court approval, related to the timing of the filing of an Amended Complaint.

On July 15, 2025, a shareholder derivative lawsuit concerning substantially the same disclosures underlying the Securities Action was filed in the U.S. District Court for the Southern District of New York, naming Company directors M. Kathleen Behrens, Richard J. Barry, Kathryn Boor, Michael Chambers, Deirdre Connelly, Stephen L. Mayo, Claude Nicaise, and Hans Wigzell, as well as Douglas Ingram, Dallan Murray, and Louise Rodino-Klapac (the “Individual Defendants”). Two substantially similar shareholder derivative lawsuits were filed in the same court against the same defendants on August 20, 2025 and September 10, 2025, respectively (collectively, the “Derivative Actions”). The Company is named as a nominal defendant in all three lawsuits. The Derivative Actions allege, among other claims, breaches of the Individual Defendants’ fiduciary duties in connection with substantially similar disclosures at issue in the Securities Action and violations of Section 14(a) of the Exchange Act in connection with the Company’s 2024 and 2025 annual proxy statements. The Derivative Action seeks unspecified damages, including costs incurred in defending the Company against the Securities Action. Two of the Derivative Actions also seek an order that the Company take all necessary action to reform and improve its corporate governance and internal procedures. On October 10, 2025, the Court consolidated the Derivative Actions and appointed co-lead counsel (the “Consolidated Derivative Action”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations is to provide an understanding of the financial condition, changes in financial condition and results of operations of Sarepta Therapeutics, Inc. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•
our belief that our proprietary technology, technology platforms and collaborations can be used to develop potential therapeutic candidates to treat a broad range of diseases;
•
our expectation that our partnerships with manufacturers will support our clinical and commercial manufacturing capacity for our products and product candidates, including PMO and gene therapy programs and our SRP-9003 Limb-girdle muscular dystrophy (“LGMD”) program, while also acting as a manufacturing platform for potential future programs, and our belief that our current network of manufacturing partners is able to fulfill the requirements of our commercial plan;
•
the possible impacts of the ELEVIDYS Suspension (as defined herein);
•
the possible impacts of the clinical hold the U.S. Food and Drug Administration (the “FDA") has placed on our investigational use gene therapy clinical trials for LGMD in July 2025 and the revocation of the platform technology designation for our AAVrh74 platform technology previously granted on June 2, 2025;
•
the possible impacts of the results of our ESSENCE confirmatory trial for VYONDYS and AMONDYS, including the timing and outcome of additional results, potential regulatory actions from the FDA, including directives to remove these products from the market or alter labels, patient demand for these products and changes to reimbursement and coverage by insurance company;
•
the estimated impacts of the strategic restructuring plan announced in July 2025;
•
our expectation that our partnership with Catalent, Inc. (“Catalent”) will support our clinical and commercial manufacturing demand for our Duchenne gene therapy program and SRP-9003 LGMD program, while also acting as a manufacturing platform for potential future gene therapy programs;
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
•
estimated timelines and milestones for the remainder of 2025 and beyond, including discussions with the FDA regarding ELEVIDYS, VYONDYS, AMONDYS and SRP-9003, and sharing data for certain of the Company's siRNA product candidates, SRP-1001 and SRP-1003, in 2026;
•
our engagement with regulatory authorities outside of the U.S. including the European Medicines Agency (the “EMA”);
•
our plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved or in which we are seeking approval for our products;
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
•
our expectation regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future;
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
•
our expectation regarding our ability to satisfy the conditions to borrow under our Credit Agreement; and
•
our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements.

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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, small interfering RNA ("siRNA") knockdown therapies, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne and are developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne and LGMD, as well as those through our partnered programs with Arrowhead Therapeutics Inc. (“Arrowhead”), including Facioscapulohumeral muscular dystrophy ("FSHD"), myotonic dystrophy type 1 ("DM1"), Spinocerebellar ataxia type 2 ("SCA2"), Idiopathic Pulmonary Fibrosis ("IPF"), Huntington's disease and other neuromuscular and skeletal diseases.

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
o
ELEVIDYS (delandistrogene moxeparvovec-rokl), an adeno-associated virus-("AAV") based gene therapy, was approved by the FDA on June 20, 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene as well as non-ambulatory patients under the accelerated approval pathway. ELEVIDYS was previously granted accelerated approval by the FDA on June 22, 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene. In response to safety events announced in March and June 2025, in June 2025, we suspended all shipments of ELEVIDYS to non-ambulatory patients in the U.S. In response to a request from the FDA that we voluntarily stop all shipments of ELEVIDYS in the U.S., we temporarily suspended all shipments of ELEVIDYS in the U.S., effective July 22, 2025, to allow us the necessary time to respond to FDA's requests for information and complete a labeling supplement process (the "ELEVIDYS Suspension"). On July 28, 2025, the FDA informed us that it recommended the removal of the voluntary hold for ambulatory patients. On July 31, 2025, we resumed shipments of ELEVIDYS for ambulatory patients in the U.S. We remain in ongoing discussions with FDA regarding the labeling supplement process for ELEVIDYS, and have agreed to a boxed warning for acute liver injury ("ALI") and acute liver failure ("ALF") and removal of non-ambulatory population from the Indication and Usage section of the Prescribing Information.

We are in the process of conducting various clinical trials for our approved products, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of these products. On November 3, 2025, we announced top-line results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of two of our PMO Products: AMONDYS and VYONDYS. The topline results did not show statistical significance on the study's primary endpoint. We intend to discuss with FDA the potential pathway forward.

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

In July 2025, we announced a strategic restructuring plan designed to reduce operating expenses and align our cost structure with strategic priorities, aiming to enhance financial flexibility and meet our 2027 financial obligations (the "Restructuring"). A summary description of our key product candidates, including those in collaboration with our strategic partners, is as follows:

•
SRP-9003 (LGMD, gene therapy program). SRP-9003, aims to treat LGMD2E, also known as beta-sarcoglycanopathy, a severe and debilitating form of LGMD characterized by progressive muscle fiber loss, inflammation and muscle fiber replacement with fat and fibrotic tissue. SRP-9003 is designed to transfect a gene that codes for and restores beta-sarcoglycan protein with the goal of restoring the dystrophin associated protein complex. SRP-9003 has generated positive pre-clinical safety and efficacy data utilizing the AAVrh.74 vector, the same vector used in our SRP-9001 gene therapy program. A Phase 1/2a trial of SRP-9003 commenced in the fourth quarter of 2018. In June 2020, we announced safety and expression results from three clinical trial participants in the high-dose cohort measured at 60 days, and one-year functional data from three clinical trial participants in the low-dose cohort. In March 2022, we announced 36-month functional data from three clinical trial participants in the low-dose cohort and 24-month functional data from two clinical trial participants in the high-dose cohort. In December 2024, we announced that we had completed enrollment and dosing in EMERGENE (Study SRP-9003-301), a Phase 3 clinical trial of SRP-9003 (bidridistrogene xeboparvovec). In October 2025, we announced safety and expression results from EMERGENE.

On July 21, 2025, we announced that the FDA placed a clinical hold on our investigational use gene therapy clinical trials for LGMD, including our trials for product candidates SRP-9003 (LGMD2E/R4/bidridistrogene xeboparvovec), SRP-9004 (LGMD2D/patidistrogene bexoparvovec), SRP-6004 (LGMD2B/R2) and SRP-9005 (LGMD2C/R5 g-sarcoglycan), following the death of a patient in our Phase 1/2 LGMD clinical trial for SRP-9004. We previously announced on July 16, 2025 that we had suspended each of the LGMD programs mentioned above as part of the Restructuring, with the exception of SRP-9003. We expect to meet with FDA in 2025 regarding a biologics license application ("BLA") submission for SRP-9003.

•
SRP-1003 (DM1). DM1 is an autosomal dominant, debilitating, chronic progressive multisystem disorder characterized by an expansion of a highly unstable CUGexp in the dystrophia myotonica protein kinase ("DMPK") gene. Patients with DM1 have muscle weakness and wasting, myotonia, cataracts, and often have cardiac conduction abnormalities, and may become physically disabled and have a shortened life span. SRP-1003 is designed to reduce expression of the DMPK gene. There is currently no approved disease-modifying therapy for DM1. We are currently investigating SRP-1003 in a Phase 1/2a clinical trial. We expect to share initial data in the first quarter of 2026.
•
SRP-1001 (FSHD). FSHD is a rare genetic disease in which the body is unable to maintain complete epigenetic suppression of DUX4 expression in differentiated skeletal muscle, leading to overexpression of DUX4, which is myotoxic and can lead to muscle degeneration. SRP-1001 is designed to selectively target and knockdown DUX4 using RNAi, with the goal of preventing or reversing downstream myotoxicity and lead to muscle repair and improvement in muscle function in patients. There are currently no cures or approved disease-modifying treatments for FSHD. We are currently investigating SRP-1001 in a Phase 1/2a clinical trial. We expect to share initial data in the first quarter of 2026.

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls (“CMC”) capabilities that allow manufacturing and testing of our products and product candidates to support both clinical development and commercialization. We continue to refine and optimize our manufacturing processes and test methods. We have entered into certain manufacturing and supply arrangements with third-party suppliers which will in part utilize these capabilities to support production of certain of our product candidates and their components. We have also opened facilities over the past several years that significantly enhanced our internal research and development capabilities. However, we currently do not have internal GMP manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use. For our current and future manufacturing needs, we have entered into supply agreements with specialized contract manufacturing organizations (each a “CMO”) to produce custom raw materials, active pharmaceutical ingredients (“APIs”), drug product and finished goods for our products and product candidates for both commercial and clinical use. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology.

For our commercial Duchenne PMO program, we have worked with our existing CMOs to increase production capacity from mid-scale to large-scale. While there is a limited number of companies that can produce raw materials and APIs in the quantities and with the quality and purity that we require for our commercial products, based on our diligence to date, we believe our current network of CMOs is able to fulfill these requirements, and is capable of expanding capacity as needed. Additionally, we have evaluated and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with relying on a limited number of suppliers for manufacturing.

Our gene therapy manufacturing capabilities have been greatly enhanced through partnerships with Aldevron and Catalent. We have adopted a hybrid development and manufacturing strategy in which we have built internal expertise relative to all aspects of AAV-based manufacturing, including gene therapy and gene editing, while closely partnering with experienced manufacturing partners to expedite development and commercialization of our gene therapy programs. We have secured manufacturing capacity at Catalent to support our clinical and commercial manufacturing demand for ELEVIDYS and our SRP-9003 LGMD program, while also acting as a manufacturing platform for potential future gene therapy programs. The collaboration integrates process development, clinical and commercial production and testing. Aldevron provides GMP-grade plasmid for ELEVIDYS and is expected to provide plasmid source material for our SRP-9003 LGMD program and future gene therapy programs.

Manufacturers and suppliers of our commercial products and product candidates are subject to the current GMP (“cGMP”) requirements and other rules and regulations prescribed by the FDA and other foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

Our PMO commercial products are distributed in the U.S. through a limited network of home infusion specialty pharmacy providers that deliver the medication to patients and a specialty distributor that distributes our products to hospitals and hospital outpatient clinics. With respect to the precommercial distribution of our products to patients outside of the U.S., we have contracted with third-party distributors and service providers to distribute our products in certain countries through our EAPs. We plan to continue building out our network for commercial distribution in jurisdictions in which our products are approved or in which we are seeking approval for our products.

The U.S. distribution model for ELEVIDYS employs multiple distribution partners that include third-party logistics providers as well as a limited network of specialty pharmacy providers that provide the medication to hospitals for infusion.

With respect to our siRNA programs, we are relying on our partner Arrowhead to supply drug substance manufacturing and testing services for ongoing and future clinical trials. Arrowhead’s cGMP manufacturing facility has a variety of manufacturing lines at multiple scales available and is capable of potential future commercial-scale manufacture and capacity expansion as needed. In addition, we plan to leverage existing CMOs, which have technical expertise in manufacturing RNA therapies, for the manufacture of drug products.

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

Cash, Cash Equivalents, Restricted Cash and Investments

As of September 30, 2025, we had $865.2 million of cash, cash equivalents, restricted cash and investments, consisting of $613.1 million of cash and cash equivalents, $239.0 million of investments and $13.1 million of non-current restricted cash. We believe that our balance of cash, cash equivalents and investments, along with cash inflows from operations is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following tables set forth selected unaudited condensed consolidated statements of (loss) income data for each of the periods indicated:

	For the Three Months Ended September 30,
	2025	2024	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$370,043	$429,771	$(59,728)	(14)%
Other revenues	29,313	37,401	(8,088)	(22)%
Total revenues	399,356	467,172	(67,816)	(15)%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	150,775	91,691	59,084	64%
Research and development	218,890	224,483	(5,593)	(2)%
Selling, general and administrative	91,893	128,200	(36,307)	(28)%
Restructuring charge	40,510	—	40,510	NM*
Amortization of in-licensed rights	677	602	75	12%
Total cost and expenses	502,745	444,976	57,769	NM*
Operating (loss) income	(103,389)	22,196	(125,585)	NM*
Other (loss) income, net
Loss on debt extinguishment	(138,613)	—	(138,613)	NM*
Other income, net	47,953	11,810	36,143	306%
Total other (loss) income, net	(90,660)	11,810	(102,470)	NM*

(Loss) income before income tax (benefit) expense	(194,049)	34,006	(228,055)	NM*
Income tax (benefit) expense	(14,102)	395	(14,497)	NM*
Net (loss) income	$(179,947)	$33,611	$(213,558)	NM*

(Loss) earnings per share
Basic	$(1.80)	$0.35	$(2.15)	NM*
Diluted	$(1.80)	$0.34	$(2.14)	NM*

	For the Nine Months Ended September 30,
	2025	2024	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$1,494,689	$1,149,803	$344,886	30%
Collaboration and other	260,614	93,764	166,850	178%
Total revenues	1,755,303	1,243,567	511,736	41%
Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	440,897	186,795	254,102	136%
Research and development	1,196,730	604,569	592,161	98%
Selling, general and administrative	363,419	393,999	(30,580)	(8)%
Restructuring charge	40,510	—	40,510	NM*
Amortization of in-licensed rights	1,945	1,804	141	8%
Total cost and expenses	2,043,501	1,187,167	856,334	72%
Operating (loss) income	(288,198)	56,400	(344,598)	NM*
Other (loss) income, net
Loss on debt extinguishment	(138,613)	—	(138,613)	NM*
Other income, net	2,882	32,631	(29,749)	(91)%
Total other (loss) income, net	(135,731)	32,631	(168,362)	NM*

(Loss) income before income tax (benefit) expense	(423,929)	89,031	(512,960)	NM*
Income tax (benefit) expense	6,634	12,841	(6,207)	(48)%
Net (loss) income	$(430,563)	$76,190	$(506,753)	NM*

(Loss) earnings per share
Basic	$(4.37)	$0.80	$(5.17)	NM*
Diluted	$(4.37)	$0.78	$(5.15)	NM*

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

The following tables summarize the components of our net product revenues, by product, for each of the periods indicated:

	For the Three Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
PMO Products	$238,545	$248,788	$(10,243)	(4)%
ELEVIDYS	131,498	180,983	(49,485)	(27)%
Products, net	$370,043	$429,771	$(59,728)	(14)%

	For the Nine Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
ELEVIDYS	$788,334	$436,640	$351,694	81%
PMO Products	706,355	713,163	(6,808)	(1)%
Products, net	$1,494,689	$1,149,803	$344,886	30%

For the three months ended September 30, 2025 and 2024, net product revenues for our products decreased by $59.7 million. The decrease primarily reflects lower volume following our decision to suspend shipments of ELEVIDYS to non-ambulatory patients in the U.S. in June 2025.

For the nine months ended September 30, 2025 and 2024, net product revenues for our products increased by $344.9 million. The increase primarily reflects increased net product revenues of ELEVIDYS of $351.7 million in the nine months ended September 30, 2025 as a result of its expanded label approval in June 2024.

The following tables summarize the components of our collaboration and other revenues for the periods indicated:

	For the Three Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Contract manufacturing	$18,705	$27,891	$(9,186)	(33)%
Royalty revenue	10,608	9,510	1,098	12%
Total other revenues	$29,313	$37,401	$(8,088)	(22)%

	For the Nine Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Collaboration revenue	$175,500	$48,000	$127,500	266%
Contract manufacturing	63,107	33,698	29,409	87%
Royalty revenue	22,007	12,066	9,941	82%
Total collaboration and other	$260,614	$93,764	$166,850	178%

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

For the three months ended September 30, 2025 and 2024, we recognized $29.3 million and $37.4 million of other revenues, respectively. The decrease is primarily due to a $9.2 million decrease in contract manufacturing driven by a lower volume of shipments of ELEVIDYS to Roche for the three months ended September 30, 2025. This decrease was partially offset by an increase in royalty revenue of $1.1 million due to increased sales of ELEVIDYS by Roche outside of the U.S. for the three months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, we recognized $260.6 million and $93.8 million of collaboration and other revenues, respectively. For the nine months ended September 30, 2025, we recorded $112.0 million of collaboration revenue recognized in relation to the expiration of an option for a certain program previously recorded as deferred revenue and $63.5 million related to milestone payments received under the Roche Collaboration Agreement from the regulatory approval of ELEVIDYS in Japan for individuals ages 3- to less than 8-years-old, who do not have any deletions in exon 8 and/or exon 9 in the Duchenne gene and who are negative for anti-AAVrh74 antibodies, as compared to $48.0 million of collaboration revenue recognized in the nine months ended September 30, 2024 related to Roche’s declined option to acquire the rights to a certain external, early stage Duchenne development program previously recorded as deferred revenue. Contract manufacturing revenue increased by $29.4 million related to increased deliveries of ELEVIDYS to Roche for the nine months ended September 30, 2025. In addition, royalty revenue increased by $9.9 million from increased sales of ELEVIDYS by Roche outside of the U.S. for the nine months ended September 30, 2025.

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

For the PMO Products, all previously expensed manufacturing costs had been fully consumed prior to the three and nine months ended September 30, 2025 and 2024. For ELEVIDYS sold in the three and nine months ended September 30, 2025, a portion of related manufacturing costs incurred had previously been expensed as research and development expenses.

For ELEVIDYS sold in the three and nine months ended September 30, 2024, the majority of related manufacturing costs incurred had previously been expensed as research and development expenses, as such costs were incurred prior to FDA approval of the product. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Roche Collaboration Agreement, would have been $2.0 million and $20.2 million higher for the three and nine months ended September 30, 2025, respectively, as compared to $29.1 million and $68.8 million for the three and nine months ended September 30, 2024, respectively.

The following tables summarize the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche*)	$122,589	$65,781	$56,808	86%
Inventory costs related to products sold to Roche*	17,527	13,725	3,802	28%
Royalty payments	10,659	12,185	(1,526)	(13)%
Total cost of sales (excluding amortization of in-licensed rights)	$150,775	$91,691	$59,084	64%

	For the Nine Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Inventory costs related to products sold (excluding products sold to Roche*)	$349,090	$140,294	$208,796	149%
Inventory costs related to products sold to Roche*	51,488	15,379	36,109	235%
Royalty payments	40,319	31,122	9,197	30%
Total cost of sales (excluding amortization of in-licensed rights)	$440,897	$186,795	$254,102	136%

* See revenue section above for further details regarding product supply sold to Roche via contract manufacturing under the Roche Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the three months ended September 30, 2025 increased by $59.1 million, or 64%, compared with the same period in 2024. The increase primarily relates to (1) depletion of previously expensed ELEVIDYS inventory, (2) impairment of prepaid manufacturing deposits and (3) an increase in the write-offs of certain batches of our products not meeting our quality specifications and charged to cost of sales relating to the supplemental letter agreement ("Letter Agreement") we entered into with Catalent Maryland, Inc. (“Catalent”) in August 2025.

The cost of sales (excluding amortization of in-licensed rights) for the nine months ended September 30, 2025 increased by $254.1 million, or 136%, compared with the same period in 2024. The change primarily reflects (1) increased demand following expanded label approval of ELEVIDYS in June 2024, (2) depletion of previously expensed ELEVIDYS inventory, (3) an increase in the write-offs of certain batches of our products not meeting our quality specifications, (4) an increase in products sold to Roche under the Roche Collaboration Agreement and (5) the impairment of prepaid manufacturing deposits.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Up-front and milestone expenses	$100,000	$—	$100,000	NM*
SRP-9001	47,641	148,081	(100,440)	(68)%
LGMD platform	11,150	16,502	(5,352)	(32)%
Eteplirsen (exon 51)	10,933	9,859	1,074	11%
Other gene therapies	7,064	8,457	(1,393)	(16)%
siRNA platform	7,601	—	7,601	NM*
Casimersen (exon 45)	2,454	1,571	883	56%
Golodirsen (exon 53)	1,668	1,703	(35)	(2)%
Other projects	539	4,329	(3,790)	(88)%
PPMO platform	(458)	6,156	(6,614)	(107)%
Internal research and development expenses	42,227	89,149	(46,922)	(53)%
Roche collaboration reimbursement	(11,929)	(61,324)	49,395	(81)%
Total research and development expenses	$218,890	$224,483	$(5,593)	(2)%

	For the Nine Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Up-front and milestone expenses	$683,787	$—	$683,787	NM*
SRP-9001	179,730	260,935	(81,205)	(31)%
LGMD platform	60,299	54,420	5,879	11%
Eteplirsen (exon 51)	32,376	48,681	(16,305)	(33)%
Other gene therapies	30,510	24,986	5,524	22%
siRNA platform	16,406	—	16,406	NM*
Casimersen (exon 45)	8,008	12,629	(4,621)	(37)%
Golodirsen (exon 53)	5,465	6,685	(1,220)	(18)%
PPMO platform	5,427	24,488	(19,061)	(78)%
Other projects	8,372	20,425	(12,053)	(59)%
Internal research and development expenses	232,090	251,835	(19,745)	(8)%
Roche collaboration reimbursement	(65,740)	(100,515)	34,775	(35)%
Total research and development expenses	$1,196,730	$604,569	$592,161	98%

* NM: not meaningful

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Up-front and milestone expenses	$100,000	$—	$100,000	NM*
Manufacturing expenses	33,897	136,612	(102,715)	(75)%
Clinical trial expenses	28,613	41,723	(13,110)	(31)%
Facility- and technology-related expenses	22,987	23,529	(542)	(2)%
Compensation and other personnel expenses	20,300	39,266	(18,966)	(48)%
Professional services	7,108	7,976	(868)	(11)%
Stock-based compensation	4,139	18,034	(13,895)	(77)%
Pre-clinical expenses	1,017	774	243	31%
Research and other	12,758	17,893	(5,135)	(29)%
Roche collaboration reimbursement	(11,929)	(61,324)	49,395	(81)%
Total research and development expenses	$218,890	$224,483	$(5,593)	(2)%

Research and development expenses for the three months ended September 30, 2025 decreased by $5.6 million compared with the three months ended September 30, 2024. The decrease was primarily driven by the following:

•
$100.0 million increase in up-front and milestone expenses due to our $100.0 million milestone payment to Arrowhead, triggered by Arrowhead's achievement of the first of two predetermined enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 study for the DM1 program during the three months ended September 30, 2025 with no similar activity for the three months ended September 30, 2024;
•
$102.7 million decrease in manufacturing expenses primarily due to costs associated with the termination of the development, commercial manufacturing and supply agreement (the “Thermo Agreement”) related to Brammer Bio MA, LLC, an affiliate of Thermo Fisher Scientific, Inc. (“Thermo”) for the three months ended September 30, 2024 with no similar activity for the three months ended September 30, 2025;
•
$13.1 million decrease in clinical trial expenses primarily due to our decision to pause certain SRP-9001 studies and discontinue our PPMO programs;
•
$19.0 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to our Restructuring;
•
$13.9 million decrease in stock-based compensation expense primarily due to reversal of previously recognized expense related to unvested awards pursuant to our Restructuring and our decision to suspend our employee stock purchase plan ("ESPP Suspension");
•
$5.1 million decrease in research and other expenses primarily due to lower lab supplies and services as a result of our cost reduction initiative, as well as the termination of certain research sponsorships to align with our strategic priorities; and
•
$49.4 million decrease in the offset to expense associated with a collaboration reimbursement from Roche primarily due the termination of the Thermo Agreement in the three months ended September 30, 2024 as well as a decrease in reimbursable research & development spend pursuant to our Restructuring.

	For the Nine Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Up-front and milestone expenses	$683,787	$—	683,787	NM*
Manufacturing expenses	182,047	256,971	(74,924)	(29)%
Compensation and other personnel expenses	111,181	118,208	(7,027)	(6)%
Clinical trial expenses	95,271	125,731	(30,460)	(24)%
Facility- and technology-related expenses	72,254	66,924	5,330	8%
Stock-based compensation	36,733	54,113	(17,380)	(32)%
Professional services	25,722	22,256	3,466	16%
Pre-clinical expenses	4,210	5,666	(1,456)	(26)%
Research and other	51,265	55,215	(3,950)	(7)%
Roche collaboration reimbursement	(65,740)	(100,515)	34,775	(35)%
Total research and development expenses	$1,196,730	$604,569	$592,161	98%

* NM: not meaningful

Research and development expenses for the nine months ended September 30, 2025 increased by $592.2 million compared with the nine months ended September 30, 2024. The increase was primarily driven by the following:

•
$683.8 million increase in up-front and milestone expenses primarily due to the $583.6 million in acquired in-process research and development expense associated with our exclusive global licensing and collaboration agreement and stock purchase agreement with Arrowhead (the "Arrowhead Agreement"). The remaining increase relates to the $100.0 million milestone payment to Arrowhead, triggered by Arrowhead's achievement of the first of two predetermined enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 study for an individual program during the nine months ended September 30, 2025 with no similar activity for the nine months ended September 30, 2024;
•
$74.9 million decrease in manufacturing expenses primarily due to the termination of the Thermo Agreement during the three months ended September 30, 2024 with no similar activity for the three months ended September 30, 2025, partially offset by increased releases of commercial batches for clinical activities in our SRP-9001 program;
•
$7.0 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to our Restructuring;
•
$30.5 million decrease in clinical trial expenses primarily due to our decision to discontinue our PPMO programs and completion of certain SRP-9001 studies, partially offset by increased activity in our LGMD programs;
•
$5.3 million increase in facility- and technology-related expenses primarily due to utilization of our Bedford, Massachusetts facility;
•
$17.4 million decrease in stock-based compensation expense primarily due to reversal of previously recognized expense related to unvested awards pursuant to our Restructuring, the fulfillment of remaining service conditions associated with certain PSUs in March 2025 and the ESPP Suspension;
•
$3.5 million increase in professional services primarily due to an increase in reliance on third-party research and development contractors for clinical programs;
•
$1.5 million decrease in pre-clinical expenses primarily due to a decrease in toxicology studies across our gene therapy programs;
•
$4.0 million decrease in research and other primarily due to the termination of certain research sponsorships to align with our strategic priorities, as well as lower lab supplies and services as part of our cost reduction initiative; and
•
$34.8 million decrease in the offset to expense associated with a collaboration reimbursement from Roche primarily due the termination of the Thermo Agreement in the nine months ended September 30, 2024, as well as a decrease in reimbursable research & development spend pursuant to our Restructuring.

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

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Professional services	$35,103	$41,643	$(6,540)	(16)%
Compensation and other personnel expenses	24,128	40,545	(16,417)	(40)%
Stock-based compensation	10,788	25,416	(14,628)	(58)%
Facility- and technology-related expenses	15,363	13,531	1,832	14%
Other	6,780	7,267	(487)	(7)%
Roche collaboration reimbursement	(269)	(202)	(67)	33%
Total selling, general and administrative expenses	$91,893	$128,200	$(36,307)	(28)%

Selling, general and administrative expenses for the three months ended September 30, 2025 decreased by $36.3 million compared with the three months ended September 30, 2024. This decrease was primarily driven by the following:

•
$6.5 million decrease in professional service expenses primarily due to reduced commercial spending relating to cost reduction initiative associated with our Restructuring;
•
$16.4 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to our Restructuring;
•
$14.6 million decrease in stock-based compensation primarily due to reversal of previously recognized expense related to unvested awards pursuant to our Restructuring and the ESPP Suspension; and
•
$1.8 million increase in facility- and technology-related expenses primarily due to utilization of our Bedford, Massachusetts facility.

	For the Nine Months Ended September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Professional services	$127,848	$125,341	$2,507	2%
Compensation and other personnel expenses	116,170	122,725	(6,555)	(5)%
Stock-based compensation	56,647	80,511	(23,864)	(30)%
Facility- and technology-related expenses	41,883	38,026	3,857	10%
Other	21,499	28,005	(6,506)	(23)%
Roche collaboration reimbursement	(628)	(609)	(19)	3%
Total selling, general and administrative expenses	$363,419	$393,999	$(30,580)	(8)%

Selling, general and administrative expenses for the nine months ended September 30, 2025 decreased by $30.6 million compared with the nine months ended September 30, 2024. This decrease was primarily driven by the following:

•
$2.5 million increase in professional service expenses primarily related to the timing of governmental grants and sponsorships along with costs associated with opening new facilities;
•
$6.6 million decrease in compensation and other personnel expenses reduced headcount pursuant to our Restructuring;
•
$23.9 million decrease in stock-based compensation primarily due to the achievement of performance conditions related to certain PSUs during the nine months ended September 30, 2024 and reversal of previously recognized expense related to unvested awards and reduced headcount pursuant to our Restructuring and the ESPP Suspension, partially offset by fulfillment of remaining service conditions associated with certain PSUs in March 2025;
•
$3.9 million increase in facility- and technology-related expenses primarily due to utilization of our Bedford, Massachusetts facility; and
•
$6.5 million decrease in other expenses primarily due to timing of charitable contribution activity.

Restructuring charge

The Restructuring, announced in July 2025, was designed to reduce operating expenses and align our cost structure with strategic priorities, aiming to enhance financial flexibility and meet our 2027 financial obligations. This plan includes a revised cost structure, program portfolio and a reduction in force. The workforce reduction represented approximately 36% of our workforce. We recorded a restructuring charge in three and nine months ended September 30, 2025 of $40.5 million primarily related to employee termination benefits, including severance, along with accelerated depreciation for assets impacted by the restructuring plan, with no similar activity during the three and nine months ended September 30, 2024.

Please refer to Note 17, Restructuring for additional information on the Restructuring.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For the three and nine months ended September 30, 2025, we recorded amortization of in-licensed rights of approximately $0.7 million and $1.9 million, respectively. For the three and nine months ended September 30, 2024, we recorded amortization of in-licensed rights of approximately $0.6 million and $1.8 million, respectively.

Loss on debt extinguishment

In September 2022, we issued $1,150.0 million aggregate principal amount of convertible senior notes due on September 15, 2027 (the "2027 Notes"). On August 28, 2025 (the "Effective Date"), we completed a partial refinancing of the 2027 Notes through privately negotiated exchange transactions (the "Exchange Transaction"). We exchanged $700.0 million in aggregate principal amount of 2027 Notes for the following consideration:

(1)
$602.0 million in aggregate principal amount of new convertible senior notes due on September 1, 2030 (the “2030 Notes”), net of issuance costs of $13.4 million;
(2)
cash payments of $127.3 million, including $4.0 million of accrued interest; and
(3)
5.9 million shares of our common stock with fair market value of approximately $107.3 million, net of issuance costs of $2.4 million

The Exchange Transaction was accounted for as a debt extinguishment. We accounted for the debt extinguishment by recognizing the difference between the fair value of the consideration transferred on the Effective Date and the net carrying amount of the extinguished debt as a loss on debt extinguishment. The loss incurred on the extinguishment for the three and nine months ended September 30, 2025 was $138.6 million. Please refer to Note 14, Indebtedness for additional information on the Exchange Transaction.

Other income, net

Other income, net primarily consists of the unrealized gain or loss from our investments in our strategic equity investments, interest expense on our 2027 Notes, interest expense on our 2030 Notes, interest income on our cash, cash equivalents and investments, accretion of investment discount and the change in the fair value of contingent consideration related to regulatory-related contingent payments meeting the definition of a derivative liability. Our cash equivalents and investments consist of money market funds, corporate bonds, commercial paper, government and government agency debt securities and certificates of deposit.

For the three months ended September 30, 2025, other income, net increased by $36.1 million compared with the three months ended September 30, 2024. The change is primarily due to a $39.6 million increase in the fair value of our strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, including Arrowhead, and a $9.6 million decrease in the change in fair value of derivatives, related to our contingent consideration liability. These changes were partially offset by a decrease of $10.0 million in interest income due to changes in the investment mix of our investment portfolio.

For the nine months ended September 30, 2025, other income, net decreased by $29.7 million compared with the nine months ended September 30, 2024. The change is primarily due to a $29.1 million decrease in interest income due to changes in the investment mix of our investment portfolio and a $15.5 million increase in the loss on our strategic investment in publicly-traded companies, including Arrowhead. These changes were partially offset by a $19.7 million decrease in the fair value of derivatives, related to our contingent consideration liability.

Income tax (benefit) expense

Income tax (benefit) expense for the three and nine months ended September 30, 2025 was $(14.1) million and $6.6 million, respectively. The income tax expense for each of the nine month periods and the three month period ended September 30, 2024, primarily relates to state, federal and foreign income taxes for which available tax losses or credits were not available to offset. The income tax (benefit) for the three month period ended September 30, 2025, relates to the tax (benefit) recorded on the quarter to date loss which offsets tax expense recorded on profits in prior interim periods. As of September 30, 2025, we continued to maintain a full valuation allowance against our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions. We continue to monitor the available evidence relative to recovery of our deferred tax assets and whether such evidence would be sufficient to conclude that it is more likely than not that such deferred tax assets may be partially or fully recoverable. If we were to remove our valuation allowance in part or full, any such adjustment could have a material impact on our effective tax rate in the applicable period and beyond.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes provisions that could have a significant impact on us, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions.

Liquidity and Capital Resources

During the quarter ended September 30, 2025, we refinanced a portion of our 2027 Notes in exchange for a combination of 2030 Notes, common stock and cash. While the 2030 Notes carry a higher interest rate than the 2027 Notes, the Exchange Transaction reduced our total outstanding principal amount of long-term debt by $98.0 million on the Effective Date and delayed $602.0 million of the principal payment to 2030. Concurrently with the issuance of the 2030 Notes, we completed the private placement of approximately 1.1 million shares of Common Stock to J. Wood Capital Advisors LLC ("JWCA") at a purchase price per share of $18.07. Additionally, our $600.0 million senior secured revolving credit facility (the "Revolving Credit Facility") remains undrawn as of September 30, 2025. Refer to Note 14, Indebtedness for additional discussion of our outstanding indebtedness. We periodically engage in discussions with the lenders under our Credit Agreement regarding business developments and our continued ability to borrow under our Revolving Credit Facility. See Risk Factors—Risks Related to our Financial Condition and Capital Requirements—Our existing and any future indebtedness could adversely affect our ability to operate our business. There have been no material changes to our obligations under lease agreements as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2025	As of December 31, 2024	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$613,077	$1,103,010	$(489,933)	(44)%
Short-term investments	237,916	251,782	(13,866)	(6)%
Non-current investments	1,040	133,163	(132,123)	(99)%
Restricted cash	13,125	15,579	(2,454)	(16)%
Total cash, cash equivalents and investments	$865,158	$1,503,534	$(638,376)	(42)%

Borrowings:
Convertible debt	$1,035,146	$1,137,124	$(101,978)	(9)%
Total borrowings	$1,035,146	$1,137,124	$(101,978)	(9)%

Working capital
Current assets	$2,722,309	$3,073,463	$(351,154)	(11)%
Current liabilities	921,425	731,684	189,741	26%
Total working capital	$1,800,884	$2,341,779	$(540,895)	(23)%

For the periods ended September 30, 2025 and December 31, 2024, our principal sources of liquidity were primarily derived from the sales of our products, our collaboration arrangement with Roche, the sale of our strategic equity investment in Arrowhead and proceeds from the settlement of capped call options associated with our convertible senior notes due on November 15, 2024. Our principal uses of cash were our $583.6 million up-front payment to Arrowhead, $241.4 million equity investment in Arrowhead's common stock and the $50.0 million cash component of the $100.0 million milestone payment triggered by Arrowhead’s achievement of the first of two predetermined enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 study for the DM1 program (collectively, the “Arrowhead Payments”), the Exchange Transaction, inventory commitments, research and development expenses, selling, general and administrative expenses, investments, capital expenditures, share repurchases under our $500.0 million share repurchase program approved by the Board of Directors in November 2024 (the “2024 Repurchase Program”) and other working capital requirements. Please refer to Note 10, Equity, for further discussion of share repurchases under the 2024 Repurchase Program during the period.

The changes in our working capital primarily reflect use of cash in operating activities, as well as a reduction in our cash, cash equivalents and investments to fund the Arrowhead Payments. The Arrowhead Agreement includes a commitment of $250.0 million in guaranteed payments to be paid in five equal annual installments of $50.0 million, beginning in February 2026. These payments are not contingent on clinical or regulatory milestones. The Arrowhead Agreement also includes $300.0 million in anticipated near-term milestone payments (the "Arrowhead DM1 Milestones") tied to the clinical progress of the DM1 program, our investigational siRNA therapeutic for skeletal muscle diseases. Of this amount, $100.0 million was settled as of September 30, 2025 with a combination of $50.0 million in cash and shares of Arrowhead common stock valued at approximately $50.0 million and the remaining $200.0 million is contingent upon further enrollment and trial progression milestones. Refer to Note 3. License and Collaboration Agreements for further discussion of the Arrowhead Milestone. While our contractual obligations, commitments and debt service requirements over the next several years are significant, we intend to continue to fund our short-term financing needs and working capital requirements from cash flows of operating activities as well as cash on hand and such sources are anticipated to be adequate to fund working capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

In response to two reported cases of ALF resulting in death of non-ambulatory patients, we suspended all commercial shipments of ELEVIDYS to non-ambulatory patients in June 2025. In July 2025, we also disclosed a recent death from ALF of a non-ambulatory LGMD patient participating in a Phase 1/2 trial for SRP-9004, who was not treated with ELEVIDYS. Thereafter, in response to a request from the FDA that we voluntarily stop all shipments of ELEVIDYS in the U.S., including to ambulatory patients, we temporarily suspended all shipments of ELEVIDYS in the U.S., effective July 22, 2025, to allow us the necessary time to respond to FDA's requests for information and complete a labeling supplement process. Although the FDA informed us on July 28, 2025 that it recommended the removal of the voluntary hold for ambulatory patients, the ELEVIDYS Suspension could materially impact our near-term revenue generation, as we experienced a $49.5 million decrease in sales of ELEVIDYS during the three months ended September 30, 2025 as compared to the same period of 2024. The suspension of shipments for non-ambulatory patients remains in effect as of the date of issuance of this Quarterly Report. It is currently unclear whether or when we might resume shipments of ELEVIDYS for non-ambulatory patients, or whether the FDA will pursue further actions relating to the use of ELEVIDYS in ambulatory or non-ambulatory patients, such as additional studies, additional product modifications or controls, label supplementation, or withdrawal in the future. We considered the ELEVIDYS Suspension and the partial resumption of shipments when concluding that our cash, cash equivalents and investments as of the date of issuance of this report, along with future cash inflows from operations, are sufficient to fund our current operational plan for at least the next twelve months. Additionally, any regulatory action in response to the topline results of our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of our two PMO Products, VYONDYS and AMONDYS, that were announced on November 3, 2025 and failed to meet statistical significance on its primary endpoint, could adversely impact our cash flows from operations. We are currently evaluating the financial impact of the results of the ESSENCE trial on our unaudited condensed consolidated financial statements, including the recoverability of AMONDYS 45 and VYONDYS 53 inventories on hand.

Beyond September 30, 2026, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. The likelihood of our long-term success must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace, the risks associated with government sponsored reimbursement programs and the complex regulatory environment in which we operate. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies and entering into additional government contracts and/or funded research and development agreements. Further, while we anticipate that the Restructuring announced in July 2025 will result in a reduction in our future expenditures, actual savings realized may vary and there can be no assurance that the Restructuring will achieve our anticipated cost savings or operational efficiencies. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of commercial products and potential future products;
•
our ability to resume shipments of ELEVIDYS for non-ambulatory patients in the U.S.;
•
our ability to realize the benefits of the Restructuring;
•
the risk that our Restructuring and pipeline reprioritization efforts may not generate their intended benefits to the extent or as quickly as anticipated;
•
the impact of potential regulatory actions from the FDA including changes to our drug labels or revocation of accelerated approvals and directives to remove products from the market relating to the topline results of our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of our two PMO Products, VYONDYS and AMONDYS;
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

•
obligations to holders of our 2027 Notes and 2030 Notes; and
•
the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require, this would have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience substantial dilution. Additional information regarding our Revolving Credit Facility is provided in Note 14, Indebtedness to the unaudited condensed consolidated financial statements contained in Item 1. We believe that existing cash, cash equivalents and investments along with future cash generated from operations will be sufficient to meet the capital requirements of our operations for the next 12 months and foreseeable future.

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under manufacturing arrangements is provided in Note 18, Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under leasing arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $12.5 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of September 30, 2025, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Nine Months Ended
	September 30,
	2025	2024	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(336,685)	$(297,833)	$(38,852)	13%
Investing activities	(26,566)	(8,557)	(18,009)	210%
Financing activities	(129,136)	75,815	(204,951)	(270)%
Decrease in cash, cash equivalents and restricted cash	$(492,387)	$(230,575)	$(261,812)	114%

Operating Activities

Cash used in operating activities, which consists of our net (loss) income adjusted for non-cash items and changes in net operating assets and liabilities, totaled $336.7 million and $297.8 million for the nine months ended September 30, 2025 and 2024, respectively. Cash used in operating activities for the nine months ended September 30, 2025 was primarily driven by the net loss of $430.6 million, adjusted for the following:

•
$138.6 million in loss on debt extinguishment of the 2027 Notes in the Exchange Transaction;
•
$93.4 million in stock-based compensation expense;
•
$50.0 million in-kind milestone payment to Arrowhead as a result of an agreement with Arrowhead to transfer approximately 2.7 million shares of Arrowhead common stock pursuant to the achievement of the first of the Arrowhead DM1 Milestones;

•
$39.3 million in depreciation and amortization expense;
•
$17.3 million loss on the investment in Arrowhead as a result of our disposition of the remainder of Arrowhead common stock previously classified as strategic investments;
•
$17.0 million in impairments associated with pre-paid deposits associated with our manufacturing collaboration agreement and manufacturing and supply agreement with Catalent; and
•
$11.3 million reduction in the carrying amount of the right of use assets.

These non-cash charges were partially offset by a $11.1 million reduction related to the change in the fair value of derivatives and $4.9 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$319.6 million increase in inventory primarily due to a continuing build-up of ELEVIDYS inventory as a result of label expansion of the therapy in June 2024;
•
$206.2 million decrease in accounts receivable, net primarily due to a decrease in demand for ELEVIDYS from year-end;
•
$145.3 million decrease in accounts payable, accrued expenses, lease liabilities and other liabilities, primarily due to a reduction in accrued employee compensation costs pursuant to our Restructuring and payments on accrued employee compensation costs, the timing and invoicing of payments with our contract research organizations and contract manufacturing organizations, partially offset by an increase in our reserve associated with product revenue;
•
$100.1 million increase in other assets primarily due to an increase in receivables from Roche associated with contract manufacturing revenue;
•
$67.1 million decrease in manufacturing-related deposits and prepaids primarily due to timing of payments to Catalent; and
•
$30.2 million increase in deferred revenue primarily related to our collaboration with Roche and contract manufacturing activities with Roche.

Cash used in operating activities for the nine months ended September 30, 2024 was primarily driven by the net income of $76.2 million, adjusted for the following:

•
$134.6 million in stock-based compensation expense;
•
$62.7 million in non-cash termination charges as a result of the Thermo Agreement termination;
•
$27.3 million in depreciation and amortization expense;
•
$12.3 million reduction in the carrying amount of the right of use assets;
•
$8.6 million change in the fair value of derivatives; and
•
$5.6 million in other non-cash items.

These non-cash charges were partially offset by the $33.5 million in accretion of investment discount, net.

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

Investing Activities

Cash used in investing activities was $26.6 million and $8.6 million for the nine months ended September 30, 2025 and 2024, respectively. Cash used in investing activities for the nine months ended September 30, 2025 primarily consisted of $245.8 million in the acquisition of strategic investments primarily related to Arrowhead, $98.4 million of purchases of property and equipment and $44.7 million of purchases of available-for-sale securities, partially offset by $195.9 million in proceeds from the maturity and sale of available-for-sale securities and $174.1 million in proceeds from the sale of the Arrowhead investment.

Cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $936.7 million of purchases of available-for-sale securities, $98.9 million of purchases of property and equipment and $10.0 million of purchases of intangible assets, partially offset by $1,037.0 million from the maturity and sale of available-for-sale securities.

Financing Activities

Cash used in financing activities was $129.1 million for the nine months ended September 30, 2025 and cash provided by financing activities was $75.8 million for the nine months ended September 30, 2024. Cash used in financing activities for the nine months ended September 30, 2025 primarily consisted of the following:

•
$123.3 million for the repurchase of a portion of our 2027 Notes;
•
$25.0 million of purchases of our common stock under our 2024 Repurchase Program; and
•
$12.8 million of debt issuance costs associated with our 2030 Notes.

These amounts were partially offset by $20.0 million in proceeds from the private placement of approximately 1.1 million shares of our common stock pursuant to a privately negotiated subscription agreement with JWCA.

Cash provided by financing activities for the nine months ended September 30, 2024 consisted of $75.8 million in proceeds from exercise of options and purchase of stock under our Employee Stock Purchase Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest-Rate-Sensitive Financial Instruments

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of September 30, 2025, we had $865.2 million of cash, cash equivalents, restricted cash and investments, comprised of $613.1 million of cash and cash equivalents, $239.0 million of investments and $13.1 million non-current restricted cash. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2025, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.1 million to our interest rate sensitive instruments.

The $450.0 million aggregate principal amount outstanding of our 2027 Notes has a fixed interest rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15. The $602.0 million aggregate principal amount outstanding of our 2030 Notes has a fixed interest rate of 4.875% per annum, payable semi-annually in cash on each March 1 and September 1. Therefore, no outstanding debt is subject to fluctuations in market interest rates. However, to the extent that we borrow funds pursuant to our $600.0 million revolving credit agreement among JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, and Sarepta Therapeutics Investments, Inc., a Delaware corporation (the “Credit Agreement”), in the future, indebtedness incurred under the Credit Agreement would bear interest at a variable rate, which would make us vulnerable to increases in interest rates.

Market-Price-Sensitive Financial Instruments

Our strategic investment portfolio includes an investment in equity securities of a certain publicly traded biotechnology company as a result of a certain business development transaction. While we are holding such securities, we are subject to equity price risk and this may increase the volatility of our income in future periods due to changes in the fair value of our strategic equity investment. Changes in the fair value of this strategic equity investment are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for market-price-sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of September 30, 2025, we estimate that such hypothetical 10.0% adverse movement would result in a hypothetical loss in fair value of approximately $0.3 million to our market-price-sensitive financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For material legal proceedings, please read Note 18, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this report.

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

The commercial success of our products continues to depend on, and the commercial success of any future products would depend on, a number of factors attributable to our products or the products of our competitors, including, but not limited to:

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
•
our ability to timely comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of our products, including our

ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of our two PMO Products, VYONDYS and AMONDYS, and acceptance of the same by the FDA and medical community since continued approval of accelerated approval products or transition to traditional approval for such products may be contingent upon verification of a clinical benefit in confirmatory trials, particularly in light of FDA's expanded expedited withdrawal procedures as set forth in FDORA;
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
•
the development, commercialization or pricing of competing products or therapies for the disease areas we aim to treat or their symptoms, and the existence of competing clinical trials;
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
•
our ability to obtain and maintain regulatory approvals to commercialize our product candidates, and to commercialize our products in markets outside of the U.S., including following the topline results of our ESSENCE trial, a confirmatory trial to verify the clinical benefits of two of our PMO products: AMONDYS and VYONDYS;
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

The accelerated approvals for EXONDYS 51, VYONDYS 53 and AMONDYS 45 granted by the FDA were based on an increase in the surrogate biomarker of dystrophin in skeletal muscles observed in some patients treated with these products. The accelerated approval for ELEVIDYS in non-ambulatory patients granted by the FDA was based on an effect on the surrogate endpoint of expression of ELEVIDYS micro-dystrophin, the protein produced by ELEVIDYS. As of the date of issuance of this Quarterly

Report, we remain in ongoing discussions with FDA regarding the label supplement for ELEVIDYS and have agreed to a boxed warning for ALI and ALF and the removal of the non-ambulatory population from the Indication and Usage section of the Prescribing Information. These products are subject to ongoing FDA requirements governing labeling, packaging, storage, advertising, promotion and recordkeeping, and we are required to submit additional safety, efficacy and other post-marketing information to the FDA.

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-marketing requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain safety and efficacy data that supports clinical benefits from our ongoing and planned studies of our products, could lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of EXONDYS 51, VYONDYS 53, AMONDYS 45 or ELEVIDYS. FDORA, enacted in 2022, has expanded FDA's expedited withdrawal procedures for drugs approved via the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence. For example, on November 3, 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of two of our PMO Products: VYONDYS and AMONDYS, which primary endpoint did not meet statistical significance. Our analysis of the ESSENCE trial results is ongoing. However, these topline results could lead to regulatory actions from the FDA, including changes to our drug labels, revocation of accelerated approvals and directives to remove these products from the market altogether. Additionally, we intend to seek alignment with the FDA regarding the results of our ESSENCE trial and a path to traditional approval of VYONDYS and AMONDYS.

Further, the current administration has also undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in FDA’s workforce or FDA’s budget, or other disruptions at FDA, including the government shutdown, could materially impact FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities. For example, any reduction in FDA’s workforce could lead to disruptions and delays in FDA’s review and oversight of our post-approval confirmatory trials.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with FDA requirements, including cGMP regulations. Drug product manufacturers are required to continuously monitor and report adverse events from clinical trials and commercial use of the product. If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may establish additional regulatory requirement including, among other things, labeling changes, implementation of risk evaluation and mitigation strategy program, or additional post-marketing studies or clinical trials. For example, following two patient deaths due to ALF in non-ambulatory patients associated with the use of ELEVIDYS, FDA proposed, and we agreed to, a safety label supplement for ELEVIDYS to include a boxed warning for ALI and ALF. Subsequently, on July 18, 2025, we announced a reported case of ALF resulting in death in a patient following dosing in the Company's Phase 1/2 LGMD trial for SRP-9004. As of the date of issuance of this Quarterly Report, the Company remains in ongoing discussions with FDA regarding the label supplement for ELEVIDYS. If we or a regulatory agency discover previously unknown problems with a product, such as problems with a facility where the API or drug product is manufactured or tested, a regulatory agency may impose restrictions on that product and/or the manufacturer, including removal of specific product lots from the market, withdrawal of the product from the market, suspension of manufacturing or suspension of clinical trials using the same manufacturing materials. Sponsors of drugs approved under FDA accelerated approval provisions also are required to submit to the FDA, at least 30 days before initial use, all promotional materials intended for use after the first 120 days following marketing approval. If we or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We expect that third party payors, including private insurers and government health benefit programs, will continue to consider the efficacy, effectiveness, cost-effectiveness and safety of our products, including any new data and analyses that we are able to collect and make available in a compliant manner, in determining whether to approve reimbursement for our products and at what levels. If there are considerable delays in the generation of new evidence or if any new data and information we collect is not favorable, third party payors may make coverage decisions that negatively impact sales of our products. For example, in light of the ELEVIDYS Suspension and ongoing discussions with FDA, certain third-party payors have restricted reimbursement for ELEVIDYS for ambulatory patients, notwithstanding FDA's recommendation that we resume shipments of ELEVIDYS to ambulatory patients in the U.S. We continue to have discussions with payors, some of which may eventually deny coverage. Additionally, in early October, the New York Drug Utilization Review Board recommended that Medicaid pause coverage of ELEVIDYS and other state Medicaid programs may re-assess coverage in light of the recent developments and increasing fiscal pressures. We may not receive approval for reimbursement of our products from additional insurers on a satisfactory rate or basis, in which case our business would be materially adversely affected. In addition, obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we are not able to maintain favorable coverage decisions and/or fail to receive additional favorable coverage decisions from third party insurers, in particular during re-authorization processes for patients that have already initiated therapy. Our business could also be adversely affected if government health programs, private health insurers, including managed care organizations, or other reimbursement bodies or payors limit the indications for which our products will be reimbursed or fail to recognize approval or accelerated approval and surrogate endpoints as clinically meaningful.

Furthermore, we cannot predict to what extent an economic recession, changes in fiscal policy, restrictions in eligibility for or reductions in funding government health care programs such as Medicaid or general increase in unemployment rates may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment or trends in employee attrition, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to our products and our net sales.

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

The U.S. government and individual states continue to aggressively pursue healthcare reform, which includes ongoing attempts to manage utilization as well as control and/or lower the cost of prescription drugs and biologics. See “Item 1. Business – Government Regulation – U.S. Healthcare and Other Reform” in our Form 10-K for the year ended December 31, 2024. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business.

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

In recent years, and under the current United States presidential administration, drug pricing and reimbursement reform have been a particular area of focus. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the Inflation Reduction Act of 2022; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. As another example, in May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives would require additional legal and/or administrative action to implement which may be subject to legal challenge. Most recently, in the wake of the Executive Orders, some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products, federal agencies are reportedly developing new drug pricing pilot programs, and a future website operated by the federal government that is anticipated to redirect consumers to pharmaceutical companies’ direct-to-consumer channels has been announced.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, a number of states have enacted state drug price transparency and reporting laws that increase compliance burdens and exposure for non-compliance.

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
•
the actual and perceived efficacy and safety profile of our products, particularly if new safety signals arise or there are unanticipated adverse events related to our products’ treatment arise and create safety concerns among potential patients or prescribers or if new data and analyses we obtain for our products do not support, or are interpreted by some parties to not support, the efficacy of our products; and
•
the efficacy and safety of our other product candidates and third parties’ competitive therapies.

For example, in March and June 2025, we announced two reported cases of ALF resulting in death in non-ambulatory patients following treatment with ELEVIDYS. Following these announcements, FDA proposed, and we agreed to, a safety label supplement for ELEVIDYS to include a boxed warning for ALI and ALF. Subsequently, on July 18, 2025 we announced a reported case of ALF resulting in death in a patient following dosing in the Company’s Phase 1/2 LGMD trial for SRP-9004. These announcements have impacted, and may continue to, impact the market adoption of our products and create uncertainty among patients, providers, and payers. Although we have resumed shipments to ambulatory patients in the U.S., we may continue to experience hesitation from patients, payers and healthcare providers, which could adversely impact our business. The degree to which such hesitation continues, and the degree to which it could adversely impact our business, is uncertain and difficult to predict.

Additionally, on November 3, 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of two of our PMO Products: VYONDYS and AMONDYS, which primary endpoint did not meet statistical significance. Our analysis of the trial results is ongoing. However, these topline results could lead to regulatory actions from the FDA, including changes to our drug labels or revocation of accelerated approvals and directives to remove these products from the market altogether, negatively impact patient demand for these products or result in changes to reimbursement and coverage of these products by insurance companies.

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

More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations, financial guidance, ability to accurately forecast key financial metrics, and prospects and may delay or impair the development and commercialization of our gene therapy product candidates or demand for ELEVIDYS or any other products we may develop. For example, earlier gene therapy trials of other sponsor's products led to several well-publicized adverse events, including death, and other gene therapy trials have failed to demonstrate efficacy. In addition, in March and June 2025 we announced two reported cases of ALF resulting in death of non-ambulatory patients following treatment with ELEVIDYS, as well as one case of ALF resulting in death of a non-ambulatory patient following dosing in the Company’s Phase 1/2 LGMD trial for our gene therapy product candidate, SRP-9004. In response to these announcements, FDA revoked the platform technology designation for the Company’s AAVrh74 Platform Technology associated with both ELEVIDYS and SRP-9004. The degree to which these events have impacted or will impact market acceptance of ELEVIDYS in ambulatory patients, or any of our other drug products, is uncertain and difficult to estimate, which may result in unpredictable variability in our financial forecasts.

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

In addition to receiving accelerated approval in the U.S., EXONDYS 51 has been approved for marketing in Israel, Libya, Kuwait, and Georgia, AMONDYS 45 in Libya, Kuwait, and Georgia, and VYONDYS 53 in Libya, Kuwait, and Georgia. We may not receive approval to commercialize these products in additional countries. Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the U.S. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the European Commission adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps. On September 24, 2025, the European Commission refused marketing authorization under Regulation (EC) No 726/2004 of the European Parliament and of the Council for “Elevidys – delandistrogene moxeparvovec”) for ambulatory individuals aged three to seven years with Duchenne muscular dystrophy (DMD). We also announced in June 2025 that we paused our ENVISION study and such study remains paused.

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

In addition, we have granted Roche an exclusive option to obtain an exclusive license to commercialize eteplirsen, golodirsen and casimersen, outside of the U.S. If this option is exercised, Roche will have sole control over and decision-making authority with respect to the commercialization of such products outside the U.S.

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

Due to the nature of our products and product candidate pipeline, in addition to NCE exclusivity and new biologic exclusivity, orphan drug exclusivity is especially important for our products that are eligible for orphan drug designation. While orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process, orphan drug exclusivity qualifies such drug for market exclusivity—meaning that FDA is unable to approve any other marketing application for the same chemical or biological product—for seven years from the time of approval of the applicable marketing authorization. For eligible products, we plan to rely on orphan drug exclusivity to maintain a competitive position. If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States for seven years from the time of approval of the applicable market authorization, we would not be able to exclude other companies from obtaining regulatory approval of products using the same or similar active ingredient for the same indication during or beyond the exclusivity period applicable to our product on the basis of orphan drug status. For example, the exclusivity period for EXONDYS 51, which received initial FDA approval in September 2016, ended in September 2023. Recent litigation has raised questions about the appropriate scope of orphan drug exclusivity. A decision in 2021 by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act’s exclusivity provisions as applied to drugs and biologics approved for orphan indications narrower than the product’s orphan designation has the potential to significantly broaden the scope of orphan exclusivity for such products. Specifically, the court held that, under the statute, orphan drug exclusivity blocks approval of another company’s application for the same chemical or biological product for the entire disease or condition for which the drug is granted orphan drug designation, regardless of whether the ultimate marketing approval only covered a narrower use or indication. While the FDA has since taken the position that it will continue to apply orphan drug exclusivity only on the basis of the specific indication, the Supreme Court’s recent decision in 2024 in Loper Bright Enterprises v. Raimondo has the potential to impact how the Agency applies the Catalyst decision. Our ability to obtain or seek to work around orphan exclusivity, as well as our ability to retain orphan exclusivity that the FDA previously has recognized for our products, may be impacted depending on how the Catalyst decision is ultimately implemented. Legislation has been introduced to amend the Orphan Drug Act in a way that may prevent these effects of the Catalyst decision, but it is unclear if or when such legislation could be enacted.

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

Thus, other companies may have received, or could receive, approval to market a product candidate that is granted orphan drug exclusivity for the same drug or similar drug and same orphan indication as any of our product candidates for which we plan to file an NDA, BLA or MAA. If that were to happen, our prior approved orphan products may face competition and any pending NDA, BLA or MAA for our product candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the EU, as applicable. For example, in September 2021, the FDA issued guidance concerning its position on interpreting when gene therapy products would be considered the “same” or “different” for purposes of orphan drug exclusivity. The guidance states that if two gene therapy products have or use different vectors, the FDA generally intends to consider them to be “different” drugs. Further, according to the guidance, the FDA generally intends to consider vectors from the same viral group (e.g., AAV2 vs. AAV5) to be different, when the differences between the vectors impact factors such as tropism, immune response avoidance, or potential insertional mutagenesis. However, there is considerable uncertainty as to the interpretation of these guidelines. As illustrated by this guidance, orphan drug exclusivity as applied to gene therapy products is an evolving area subject to change and interpretation by the FDA and therefore, we cannot be certain as to how the FDA will apply those rules to ELEVIDYS, gene therapy product candidates or our siRNA programs. Similarly, pursuant to the 2018 Commission Regulation, two gene therapy medicinal products are not considered similar when there are differences in the therapeutic sequence, viral vector, transfer system, regulatory sequences or manufacturing technology that significantly affect the biological characteristics and/or biological activity relevant for the intended therapeutic effect and/or safety attributes of the product.

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

The patient population living with Duchenne, LGMD, FSHD and DM1 is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change, including the use of artificial intelligence (“AI”). We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. For example, we face competition in the fields of Duchenne, gene therapy and siRNA by third parties who are developing or who had once developed:

(i) exon skipping product candidates, such as Wave (targeting various exons, including 53 and 51), Nippon Shinyaku (targeting various exons, including 51 and 45, and notably for exon 53 for which it has received accelerated FDA approval for its product Viltepso (viltolarsen)), Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Avidity Biosciences pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, SQY Therapeutics and BioMarin (for exon 51), Entrada (notably for exon 44, 45, 50, and 51);

(ii) gene therapies, such as Genethon and Solid (also in partnership with Ultragenyx), Regenxbio and Insmed;

(iii) gene editing, including CRISPR/Cas 9 approaches, such as GenAssist, CRISPR Therapeutics, and Precision Biosciences;

(iv) other disease modifying approaches, such as PTC Therapeutics and Satellos, which has a small molecule candidate, ataluren, that targets nonsense mutations; and

(v) other approaches that may be palliative in nature or potentially complementary with our products and product candidates and that are or were once being developed including but not limited to, Santhera (approved product vamorolone), Capricor Therapeutics (in partnership with Nippon Shinyaku), BioPhytis, Italfarmaco (approved product Givinostat), Dystrogen and Edgewise Therapeutics. Although BioMarin announced on May 31, 2016 its intent to discontinue clinical and regulatory development of drisapersen as well as its other clinical stage candidates, BMN 044, BMN 045 and BMN 053, then-currently in Phase 2 studies for distinct forms of Duchenne, it further announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of Duchenne. Indeed, BioMarin is conducting clinical trials for BMN-351, an oligonucleotide therapy. In addition, while Wave announced its intention to discontinue development of suvodirsen and suspend development of WVE-N531, it is conducting clinical trials for its exon 53 oligonucleotide, WVE-N531.

In the siRNA field, we face competition by third parties who are also developing product candidates targeting the same disease states as our product candidates, including but not limited to Avidity (DM1, FSHD), Dyne (DMI, FSHD), Arthex Biotech (DM1), PepGen (DM1), Vertex Pharmaceuticals (DM1), Entrada (FSHD), Celularity (FSHD), Novartis (FSHD), Biohaven Pharmaceuticals (SCA), Vico Therapeutics (SCA, Huntington’s), Skyhawk Therapeutics (SCA, Huntington’s), uniQure (Huntington’s), Roche Ionis (Huntington’s), Wave (Huntington’s), and PTC Therapeutics (Huntington’s). Some, but not all, of these entities’ product candidates use RNA technologies. Several of these companies’ product candidates are further along in development and may obtain regulatory approval in advance of our product candidates. These and other competitors may have greater financial, scientific, and commercial resources than us, which may impact our ability to secure the technologies we desire or to otherwise effectively compete in these disease states.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam, Arbutus (formerly Tekmira Pharmaceuticals Corp.), Deciphera Pharmaceuticals, Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen,

Moderna Therapeutics, Avidity, Dyne Therapeutics, Stoke Therapeutics, Ultragenyx, Sanofi, Arrakis Therapeutics, Altay Therapeutics, Novartis, Life Edit, VectorY Therapeutics, Biogen, Arvinas, and Design Therapeutics. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRISPR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen Inc., Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam Pharmaceuticals, Inc., Moderna Therapeutics, Inc., Akashi, Capricor Therapeutics (in partnership with Nippon Shinyaku), Oxford University, Exonics Therapeutics (acquired by Vertex Pharmaceuticals), and Editas Medicine. Because many of our products are in various stages of preclinical and clinical development, and given the unpredictability inherent in drug development, it is difficult to predict which third parties may provide the most competition.

If any of our competitors are successful in obtaining regulatory approval for any of their product candidates, it may limit our ability to enter into the market, gain market share or maintain market share in the Duchenne, DM1, FSHD, SCA, Huntington's, and Idiopathic Pulmonary Fibrosis spaces or other diseases targeted by our platform technologies, products and product candidate pipeline.

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

Further, development and commercialization of ELEVIDYS and any expansion of its currently approved label, and development of our product candidates, may compete with or supersede our current approved products, which may impact future revenues from sales of our current approved products. Our product candidates are being developed for potential treatment of overlapping patient populations with our current approved products, and we have not determined if our product candidates will be used in patients in combination with our existing approved products or in separate treatment regimens.

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

Substantial overlap may exist between the addressable patient population for ELEVIDYS and the patient populations eligible for treatment with our PMO products. In the future, if approved for such use, ELEVIDYS may be used in combination with our PMO products or may be adopted as a separate treatment regimen. Accordingly, ELEVIDYS may compete with our PMO products. As a result, successful commercialization of ELEVIDYS may reduce sales of our PMO products, potentially resulting in significant accounting charges relating to write-off of inventory if such inventory becomes in excess, obsolete or unusable.

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

For example, we will have limited influence and control over the development and commercialization activities of Roche in the territories in which it leads development and commercialization of ELEVIDYS, and if the exclusive option is exercised, in the territories in which it may lead commercialization of certain other products. Roche’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in the U.S. Failure by Roche to meet its obligations under the Roche Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Roche to commercialize any products for which we obtain regulatory approval, we will receive less revenues than if we commercialized these products ourselves.

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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting a marketing application to the regulatory agencies and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials, or those with our strategic partners, will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results is often delayed or prevented for a number of reasons, including, among others:

•
denial by the regulatory agencies of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold. For example, on July 21, 2025, we announced that the FDA placed certain of our LGMD programs, including SRP-9003, on clinical hold following a case of ALF resulting in the death of a patient in our Phase 1/2 LGMD clinical trial for SRP-9004, which could impact the timing of a BLA submission for SRP-9003;
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

Further, any reduction in FDA’s workforce could delay or materially impact FDA’s feedback on our development programs, including through meetings and other informal interactions, and affect FDA’s review and oversight of our product candidates. Additionally, changes in FDA personnel under the new presidential administration may lead to changes in the regulations, policies and operations of the FDA, which may impact our clinical development plans. Any of these actions could adversely affect the development and approval of our product candidates. In addition, as a result of the government shutdown, the FDA staff may be unable to process and review regulatory submissions in a timely manner or at all.

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
•
pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many product candidates believed to have performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval; and
•
regulators may elect to impose a clinical hold, or we or our investigators, IRBs, or ethics committees may elect to suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable benefit risk ratio. For example, in the past we have received clinical holds from the FDA, and, on July 21, 2025, we announced that the FDA placed certain of our LGMD programs on clinical hold. Although these holds have generally not materially affected our development timelines, there is no assurance that our current hold or any future hold would not have a material adverse effect. A clinical hold, or any of the above factors, may be out of our control and could materially impair our development timelines, expenses and results of operations.

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

We have recently reported new safety signals in the non-ambulatory population for ELEVIDYS and for our LGMD product candidate SRP-9004. For example, on March 18, 2025, Sarepta announced that a young man with Duchenne passed away following treatment with ELEVIDYS after having suffered from ALF. On June 15, 2025, Sarepta announced a second reported case of ALF resulting in death in a patient following treatment with ELEVIDYS, and that both cases of ALF occurred in non-ambulatory individuals. Such adverse events have resulted in FDA's proposal of, and our agreement to, a label supplement for ELEVIDYS to include a boxed warning for ALI and ALF. On July 18, 2025, Sarepta announced a reported case of ALF resulting in death in a patient following dosing in the Company's Phase 1/2 LGMD trial for SRP-9004.

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

In addition, adverse events or new safety signals have in the past resulted and could result in the future in regulatory agency actions or cause delays in commercialization. For example, in response to two reported cases of ALF resulting in death of non-ambulatory patients, we suspended shipment of ELEVIDYS in the U.S. to non-ambulatory patients in June 2025. Additionally, in July 2025, we disclosed a reported case of ALF in a non-ambulatory patient participating in our Stage 1/2 LGMD trial for SRP-9004, who was not treated with ELEVIDYS. Thereafter, in response to a request from FDA that we voluntary stop all shipments of ELEVIDYS in the U.S., we suspended shipment of ELEVIDYS in the U.S. to ambulatory patients effective July 22, 2025. On July 28, 2025, the FDA informed the Company that it recommended the removal of the voluntary hold for ambulatory patients. In response, the Company has resumed commercial shipments of ELEVIDYS for ambulatory patients in the U.S. Further, the Company has agreed with FDA to a boxed warning for ALI and ALF and the removal of non-ambulatory population from the Indication and Usage section of the Prescribing Information. It is currently unclear whether the FDA will pursue further actions related to ELEVIDYS, such as additional studies, additional product modifications, label supplements or controls, in the future.

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

These regulatory review agencies, committees and advisory groups and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval studies, limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines, failure of which may lead to delayed or discontinued development of our product candidates. For example, we intend to seek FDA alignment on a clinical trial for ELEVIDYS related to the use of sirolimus immunosuppression in non-ambulatory patients. FDA may also seek additional clinical trials or studies related to ELEVIDYS, which could adversely impact the Company.

If the anticipated or actual timing of marketing approvals for our product candidates, or the market acceptance of these product candidates, if approved, including treatment reimbursement levels agreed to by third-party payors, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

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

We rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), API and drug product and to provide labeling and packaging of vials and storage of our products and product candidates. The limited number of third parties with facilities and capabilities suited for the manufacturing process of our products and product candidates creates a risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. As of the date of issuance of this Quarterly Report, we have dual sourcing for the APIs and drug product for all three of our PMO commercial products and one source for ELEVIDYS drug substance and drug product manufacturing.

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

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. We anticipate that government scrutiny of pharmaceutical sales and marketing practices and other activities will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant. For example, in September 2025, FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in FDA actions as compared to prior years. FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts industry-wide, including for Sarepta, which could in turn impact our sales and operations. As another example, recent government communications indicate that the longstanding focus of federal enforcement agencies on pharmaceutical company activities will continue. In 2025, the U.S. Department of Justice (“DOJ”) issued a white collar enforcement plan identifying enforcement priorities for prosecuting corporate and white collar crime which includes health care fraud. Similarly, the DOJ-HHS

False Claims Act Working Group enforcement priorities include drug pricing and kickbacks related to drugs paid for by federal healthcare programs.

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

In July 2025, we announced a strategic restructuring plan, which included a revised cost structure and program portfolio and a reduction in force. The workforce reduction represented approximately 36% of our workforce at the time it was implemented. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the potential cost savings from the strategic restructuring plan, our business strategy, operating results and financial condition would be adversely affected. Our workforce reductions could yield unanticipated consequences, such as disruptions in our day-to-day operations. The restructuring and reduction in force has resulted, and may continue to result, in an increase in the turnover of our employees. Our strategic restructuring plan, including our revised cost structure and reduction in force, could also harm our ability to attract and retain qualified management and development personnel who are critical to our business. If we are unable to realize the expected benefits from the strategic restructuring plan, we may decide to undertake additional workforce reductions.

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

Recent drug pricing and payment reforms initiatives under the current presidential administration such as the call for “most favored nation pricing” for products covered under government programs, if implemented, could affect our obligations under government pricing and price reporting programs. See “Risks Related to Our Business—Healthcare policy reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent commercial success of our products and product candidates.” Several states have also passed or are considering legislation that requires or purports to require companies to report pricing information, including proprietary pricing information. Such reporting requirements are not always clearly defined and failure to appropriately disclose in accordance with these requirements may lead to the imposition of penalties.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and strategic partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. We adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. In addition, these actions may divert our management’s attention away from our day-to-day operations and may be disruptive to our business.

Failure to retain our key personnel or an inability to attract and retain additional qualified personnel would cause our future growth and our ability to compete to suffer.

We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have scientific personnel with significant and unique expertise in the disease areas we aim to treat. The loss of the services of any one of the principal members of our managerial team or staff may prevent us from achieving our business objectives.

The competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain, motivate and support such personnel. In order to develop and commercialize our products successfully, we will be required to retain key management and talent. In certain instances, we may also need to expand or replace our workforce and our management ranks. In addition, we rely on certain consultants and advisors, including scientific and clinical advisors, to assist us in the formulation and advancement of our research and development programs. Our consultants and advisors may be employed by other entities or have commitments under consulting or advisory contracts with third parties that limit their availability to us, or both. If we are unable to attract, assimilate or retain such key personnel, our ability to advance our programs would be adversely affected.

Turnover rates of key employees have varied substantially in recent years. Over the last few years, we have had several executive management changes, including the departure of Dallan Murray in July 2025 and Bilal Arif in August 2025. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. Further, our recent restructuring and reduction in force has resulted in an increase in the turnover of employees. The restructuring and reduction in force could lead to unforeseen disruptions to our business and may continue to impact the likelihood of turnover of additional employees, key employees or officers. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Risks Related to our Financial Condition and Capital Requirements

We have previously incurred operating losses and we may not maintain profitability.

We incurred an operating loss of $288.2 million for the nine months ended September 30, 2025. Our accumulated deficit was $4.6 billion as of September 30, 2025. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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
•
continue to establish our sales, marketing and distribution capabilities;
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

Our obligations under the Credit Agreement are secured by substantially all of our assets and the assets of certain wholly owned material subsidiaries, subject to certain customary exceptions and exclusions. The security interest granted over our assets could limit our ability to obtain additional debt financing. In addition, the Credit Agreement contains financial covenants that are tested on the last day of each of the Company’s fiscal quarters. These financial covenants include a (x) maximum secured net leverage ratio of 3.5:1.0, subject to a 4.0:1.0 covenant holiday following certain permitted acquisitions or permitted collaborations, and (y) minimum consolidated interest coverage ratio of 2.5:1.0. Failure to comply with the covenants in the Credit Agreement, including the financial covenants, could result in the acceleration of our obligations under the Credit Agreement and prevent us from borrowing under the Credit Agreement. In particular, in light of recent developments, including our discussions with the FDA regarding the change to the ELEVIDYS Prescribing Information for non-ambulatory, we have been engaged in discussions with the lenders under the Credit Agreement regarding our ability to satisfy the conditions to borrow under the Credit Agreement. Although we expect that we will be able to do so when and as needed, we can provide no assurances that we will be able to do so. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, JPMorgan Chase Bank, N.A. may terminate the commitments under the Credit Agreement, prevent additional borrowing and declare all or any portion of the outstanding principal amount of the loans plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the loans plus accrued and unpaid interest will automatically become due and payable. If such acceleration were to occur, it would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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
•
the timing of our submissions to regulatory authorities and regulatory decisions, as well as regulatory interactions and decision-making, which could be impacted by changes in FDA priorities, practices or leadership;
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

Broad market and industry factors may seriously affect the market price of a company’s stock, including ours, regardless of actual operating performance. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of inflation, announced tariffs and increased interest rates and overall market volatility. In addition, our operations and performance may be affected by political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine. Additionally, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. The Company is currently facing a securities class action litigation filed on June 26, 2025. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of September 30, 2025, there were approximately 104.8 million shares of common stock outstanding and outstanding awards to purchase 13.2 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2025, there were approximately 1.9 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan, approximately 0.3 million shares of common stock available for issuance under our Amended and Restated 2013 Employee Stock Purchase Plan, and approximately 2.1 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

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

Risks Related to Our Convertible Senior Notes

Servicing our 2027 Notes and 2030 Notes requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us, as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of 2027 Notes issued to the Michael A. Chambers Living Trust in a private placement. Additionally, on August 28, 2025, the Company completed its privately negotiated exchanges of $700.0 million in aggregate principal amount of 2027 Notes for consideration consisting of (i) $602.0 million in aggregate principal amount of 2030 Notes, (ii) an aggregate of 5,851,693 shares of the Company’s Common Stock, and (iii) an aggregate of approximately $127.3 million in cash.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2027 Notes and 2030 Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the remaining outstanding 2027 Notes, which mature in 2027, or our 2030 Notes which mature in 2030, will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

We may not have the ability to raise the funds necessary to repurchase the 2027 Notes or the 2030 Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the 2027 Notes or the 2030 Notes.

Holders of the 2027 Notes and 2030 Notes will have the right to require us to repurchase their 2027 Notes and 2030 Notes, respectively, for cash upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes or the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change repurchase price in cash with respect to any 2027 Notes or 2030 Notes surrendered by holders for repurchase upon a fundamental change. In addition, restrictions under our then existing credit facilities or other indebtedness, if any, may not allow us to repurchase the 2027 Notes or 2030 Notes upon a fundamental change. Our failure to repurchase the 2027 Notes or 2030 Notes upon a fundamental change when required would result in an event of default with respect to the 2027 Notes or 2030 Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes or 2030 Notes.

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

Despite our recent workforce reduction, we may in the future seek to expand, our organization and may experience difficulties in managing this growth, which could disrupt our operations.

Despite our recent workforce reduction, to support the expansion of our business activities, we may expand our full-time employee base, as well as our consultant and contractor base. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our ability to manage our growth properly and maintain compliance with all applicable rules and regulations will require us to continue to improve our operational, legal, financial and management controls, as well as our reporting systems and procedures. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

In the ordinary course of business we may, and in some cases have, become involved in lawsuits and other disputes such as securities claims, intellectual property challenges, including interferences declared by the USPTO, contractual disputes, and employee matters. We have, and may continue to, expend significant amounts of money and company resources in connection with these disputes and it is possible that we may not prevail in claims made against us in such disputes. The outcome of such lawsuits and disputes is inherently uncertain and may have a negative impact on our business, financial condition and results of operations. In addition, defending these lawsuits, including any appeals, and other disputes may divert our management’s attention away from our day-to-day operations and may be disruptive to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 30, 2025, the Michael A. Chambers Living Trust, an affiliate of Michael Chambers, entered into and adopted a written plan for the sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information (a “Rule 10b5-1 trading plan”). Mr. Chambers' 10b5-1 trading plan has an adoption date of September 16, 2025 and an end date of October 31, 2026, covering 88,286 shares of common stock. As of the date of issuance of this Quarterly Report, Mr. Chambers beneficially owns 294,694 shares of common stock, inclusive of the shares of common stock underlying the plan.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Second Amended and Restated Bylaws	8-K	001-14895	3.1	12/13/22
3.5	Amendment No. 1 to the Second Amended and Restated Bylaws	8-K	001-14895	3.1	9/16/24
4.1	Indenture, dated as of August 28, 2025, by and between Sarepta Therapeutics, Inc. and U.S. Bank Trust Company, National Association (including the form of the 4.875% Convertible Senior Note due 2030)	8-K	001-14895	4.1	8/29/25
10.1†	General Release and Separation and Consulting Agreement with Dallan Murray					X
10.2†	General Release and Separation and Consulting Agreement with Bilal Arif					X

31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ryan Wong, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of the Company’s Principal Financial and Accounting Officer, Ryan Wong, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 6, 2025	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ RYAN H. WONG
Ryan H. Wong
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)