Form 10-Q
period 2026-03-31
Sarepta Therapeutics, Inc.
filed 2026-05-06
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	105,576,222
(Class)	(Outstanding as of May 1, 2026)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$464,450	$801,282
Short-term investments	188,739	138,368
Accounts receivable, net	394,817	398,233
Inventory	1,001,112	914,744
Manufacturing-related deposits and prepaids	72,785	113,455
Other current assets	187,973	171,856
Total current assets	2,309,876	2,537,938
Property and equipment, net	336,241	345,125
Right of use assets	124,059	125,495
Non-current inventory	174,865	184,543
Non-current investments	81,936	1,048
Other non-current assets	151,957	155,554
Total assets	$3,178,934	$3,349,703

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,376	$280,841
Accrued expenses	302,372	359,659
Deferred revenue, current portion	116,037	443,397
Other current liabilities	10,379	11,393
Total current liabilities	499,164	1,095,290
Long-term debt	838,162	828,974
Lease liabilities, net of current portion	198,505	199,378
Deferred revenue, net of current portion	136,354	83,910
Other non-current liabilities	1,647	1,529
Total liabilities	1,673,832	2,209,081
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 106,226,788 and 105,571,146 issued and outstanding, respectively, at March 31, 2026 and 105,615,096 and 104,964,220 issued and outstanding, respectively, at December 31, 2025	11	11
Treasury stock, at cost, 655,642 and 650,876 shares at March 31, 2026 and December 31, 2025, respectively	(25,263)	(25,263)
Additional paid-in capital	6,076,500	6,042,586
Accumulated other comprehensive (loss) income, net of tax	(121)	272
Accumulated deficit	(4,546,025)	(4,876,984)
Total stockholders’ equity	1,505,102	1,140,622
Total liabilities and stockholders’ equity	$3,178,934	$3,349,703

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Products, net	$330,515	$611,523
Collaboration and other	400,288	133,333
Total revenues	730,803	744,856

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	108,768	137,564
Research and development	153,960	773,448
Selling, general and administrative	108,951	133,629
Amortization of in-licensed rights	691	601
Total cost and expenses	372,370	1,045,242
Operating income (loss)	358,433	(300,386)

Other loss, net:
Other expense, net	(15,259)	(83,132)

Income (loss) before income tax expense	343,174	(383,518)
Income tax expense	12,215	63,990
Net income (loss)	$330,959	$(447,508)

Other comprehensive income (loss):
Unrealized (losses) gains on investments, net of tax	(393)	252
Total other comprehensive (loss) income	(393)	252
Comprehensive income (loss)	$330,566	$(447,256)

Earnings (loss) per share:
Basic	$3.15	$(4.60)
Diluted	$2.88	$(4.60)

Weighted average number of shares of common stock used in computing earnings (loss) per share:
Basic	104,988	97,362
Diluted	121,916	97,362

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2025	105,615	$11	(651)	$(25,263)	$6,042,586	$272	$(4,876,984)	$1,140,622
Exercise of options for common stock	25	—	—	—	241	—	—	241
Vest of restricted stock units	587	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	33,673	—	—	33,673
Unrealized losses on investments, net of tax	—	—	—	—	—	(393)	—	(393)
Net income	—	—	—	—	—	—	330,959	330,959
BALANCE AT MARCH 31, 2026	106,227	$11	(656)	$(25,263)	$6,076,500	$(121)	$(4,546,025)	$1,505,102

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2024	96,900	$10	—	$—	$5,738,924	$(218)	$(4,210,974)	$1,527,742
Exercise of options for common stock	146	—	—	—	9,036	—	—	9,036
Vest of restricted stock units	1,135	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74	—	—	—	6,645	—	—	6,645
Stock-based compensation	—	—	—	—	46,556	—	—	46,556
Unrealized gains on investments, net of tax	—	—	—	—	—	252	—	252
Net loss	—	—	—	—	—	—	(447,508)	(447,508)
BALANCE AT MARCH 31, 2025	98,255	$10	—	$—	$5,801,161	$34	$(4,658,482)	$1,142,723

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$330,959	$(447,508)
Adjustments to reconcile net income (loss) to net cash flow from operating activities
Stock-based compensation	29,399	41,428
Depreciation and amortization	10,594	9,978
Non-cash interest expense	9,612	1,254
Reduction in the carrying amounts of the right of use assets	3,110	3,934
Loss on strategic investments	1,712	90,728
Accretion of investment discount, net	(530)	(1,912)
Other	(1,288)	438
Changes in operating assets and liabilities, net:
Decrease (increase) in accounts receivable	3,416	(57,383)
Decrease in manufacturing-related deposits and prepaids	43,487	71,136
Increase in inventory	(69,756)	(177,359)
Increase in other assets	(14,547)	(15,067)
Decrease in deferred revenue	(274,916)	(85,397)
Decrease in accounts payable	(210,465)	(58,337)
(Decrease) increase in accrued expenses	(60,026)	31,652
(Decrease) increase in lease liabilities and other liabilities	(3,444)	8,978
Net cash used in operating activities	(202,683)	(583,437)

Cash flows from investing activities:
Purchase of available-for-sale securities	(170,197)	(44,658)
Maturity and sales of available-for-sale securities	38,888	40,758
Purchase of property and equipment	(2,081)	(43,651)
Purchase of intangible assets	(1,000)	(2,238)
Acquisition of strategic investment	—	(241,388)
Net cash used in investing activities	(134,390)	(291,177)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	241	15,681
Proceeds from borrowings under the Revolving Credit Facility	250,000	—
Repayments of borrowings under the Revolving Credit Facility	(250,000)	—
Payments related to obtaining the Revolving Credit Facility	—	(3,210)
Net cash provided by financing activities	241	12,471

Decrease in cash, cash equivalents and restricted cash	(336,832)	(862,143)

Cash, cash equivalents and restricted cash:
Beginning of period	814,407	1,118,589
End of period	$477,575	$256,446

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$464,450	$240,867
Restricted cash in other assets	13,125	15,579
Total cash, cash equivalents and restricted cash	$477,575	$256,446

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,728	$835
Cash paid during the period for interest	$23,419	$7,188
Supplemental schedule of non-cash activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$5,953	$29,225
Lease liabilities arising from obtaining right of use assets	$—	$5,232
Capitalized stock-based compensation and depreciation as inventory	$6,934	$7,285

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, small interfering RNA ("siRNA") knockdown therapies, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, differentiated and innovative technologies, and through collaborations with its strategic partners, the Company has developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Myotonic Dystrophy type 1 (“DM1"), facioscapulohumeral muscular dystrophy (“FSHD”), limb girdle muscular dystrophy ("LGMD"), and other neuromuscular and central nervous system disorders.

The Company's RNA-targeted products EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) and AMONDYS 45 (casimersen) Injection (“AMONDYS 45”), were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) in 2016, 2019 and 2021, respectively. Indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 (collectively, the “PMO Products”) use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

The Company's gene therapy product, ELEVIDYS (delandistrogene moxeparvovec-rokl), an adeno-associated virus-(“AAV”) based gene therapy, was initially granted accelerated approval from the FDA in June 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS subsequently received traditional approval by the FDA in June 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS was also approved for non-ambulatory patients under the accelerated approval pathway in June 2024. In response to safety events announced in March and June 2025, the Company suspended all shipments of ELEVIDYS to non-ambulatory patients in the U.S. in June 2025. In response to a request from the FDA that we voluntarily stop all shipments of ELEVIDYS in the U.S., we temporarily suspended all shipments of ELEVIDYS in the U.S., effective July 22, 2025. On July 28, 2025, the FDA informed us that it recommended the removal of the voluntary hold for ambulatory patients. On July 31, 2025, we resumed shipments of ELEVIDYS for ambulatory patients in the U.S. In November 2025, the Company announced a boxed warning for acute liver injury and acute liver failure and removal of non-ambulatory population from the Indication and Usage section of the Prescribing Information. The Company is currently in the process of conducting various clinical trials for ELEVIDYS, including a study to evaluate the use of sirolimus as an enhanced immunosuppressive regimen as part of treatment with ELEVIDYS for non-ambulant individuals living with Duchenne. The Company intends to discuss with the FDA the results of this study and a potential pathway forward to resume commercial dosing in the non-ambulatory population. Resumption of dosing in the non-ambulatory population will depend on the FDA's analysis of whether the sirolimus data positively changes ELEVIDYS' risk/benefit profile and on aligning with the FDA on the process for revising the label, both of which involve risks and uncertainties.

As of March 31, 2026, the Company had $748.3 million of cash, cash equivalents, restricted cash and investments, consisting of $464.5 million of cash and cash equivalents, $270.7 million of investments and $13.1 million of non-current restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report, along with future cash inflows from operations and availability under the Company's Revolving Credit Facility (please refer to Note 13 Revolving Credit Facility for further information) is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2025 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 2, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net, from customers. As of March 31, 2026, the Company’s cash was concentrated at five financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds and certificates of deposit issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of March 31, 2026, three entities accounted for 33%, 28% and 20% of accounts receivable, net, respectively. As of December 31, 2025, four entities accounted for 33%, 26%, 20% and 10% of accounts receivable, net, respectively.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2025.

3. LICENSE AND COLLABORATION AGREEMENTS

Arrowhead Pharmaceuticals, Inc.

On November 25, 2024, the Company and Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) entered into an exclusive global license and collaboration agreement and a stock purchase agreement (collectively, the “Arrowhead Collaboration Agreement”) that subsequently became effective as of February 7, 2025 (the “Effective Date”).

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

During the three months ended March 31, 2025, the Company paid Arrowhead an up-front payment of $500.0 million and invested $325.0 million in approximately 11.9 million shares of Arrowhead's common stock at a premium to the valuation on the closing date. Based on the closing price of Arrowhead’s common stock traded on the Nasdaq Global Select Market (“Nasdaq”) on the Effective Date, $241.4 million was allocated to the equity investment in Arrowhead and recorded within strategic investments on the Company’s unaudited condensed consolidated balance sheets on the Effective Date. For the three months ended March 31, 2025, the Company recorded $583.6 million in research and development expense, as the remainder of the up-front payments were allocated to the up-front license fee representing rights to potential future benefits associated with research and development activities that have no alternative future use.

The Company will reimburse Arrowhead for certain pre-determined development activities for the Arrowhead Clinical Programs. Each party is responsible for the costs and expenses of other development activities under the Arrowhead Collaboration Agreement. Arrowhead will complete all manufacturing activities necessary for their development activities and provide clinical supply for all Arrowhead Programs and commercial supply for the Arrowhead Clinical Programs. For the three months ended March 31, 2026 and March 31, 2025, the Company recorded $8.5 million and $2.3 million of research and development expense, respectively, related to reimbursable development costs incurred by Arrowhead.

Additionally, the Company will pay Arrowhead an aggregate total of $250.0 million in annual installments of $50.0 million over five years (“Annual Collaboration License Fees”), with the first payment due on the first anniversary of the Effective Date. The Annual Fees are contingent upon the Company not terminating the Arrowhead Collaboration Agreement. For the three months ended March 31, 2026, the Company paid and recorded the first $50.0 million Annual Collaboration License Fee in research and development expense in the unaudited condensed consolidated statements of comprehensive income (loss). Over the term of the Arrowhead Collaboration Agreement, the Company may be obligated to make payments to Arrowhead totaling up to $10.3 billion upon the achievement of certain development, regulatory and sales milestones, inclusive of two milestones associated with the continued enrollment of certain cohorts of a Phase 1/2 study for the DM1 program (the "Arrowhead DM1 Milestones"), totaling $300.0 million, both of which were achieved and recognized during the year ended December 31, 2025. During the three months ended March 31, 2026, the Company paid $200.0 million in cash related to the second Arrowhead DM1 Milestone, which was included in accounts payable as of December 31, 2025. For details about the Arrowhead DM1 Milestones, please read Note 3, License and Collaboration Agreements of the Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales.

F. Hoffman-La Roche Ltd.

For the three months ended March 31, 2026 and 2025, the Company recognized $365.0 million and $112.0 million, respectively, of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Collaboration Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). Under the Roche Collaboration Agreement, the Company granted Roche options to acquire ex-U.S. rights to certain future Duchenne development programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations, and cost-sharing provisions. These Options were accounted for as material rights related to individual programs and recorded in deferred revenue at the inception of the Roche Collaboration Agreement. The value assigned to the material rights is included in deferred revenue until such rights expire or are exercised. In February 2026, Roche declined to exercise an Option for certain program rights, which resulted in the immediate recognition of $325.0 million of collaboration revenue during the three months ended March 31, 2026. Additionally, Roche dosed the first commercial patient in Japan during the three months ended March 31, 2026, which resulted in the recognition of a $40.0 million milestone payment as collaboration revenue under the Roche Collaboration Agreement. In February 2025, an Option for a certain program expired, which resulted in the immediate recognition of $112.0 million of collaboration revenue for the three months ended March 31, 2025.

In accordance with the Roche Collaboration Agreement, the parties agreed to enter into a supply agreement in order to supply them with clinical and commercial batches of ELEVIDYS (the “Roche Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS. While the Roche Supply Agreement is in the process of being negotiated, the Company delivered commercial ELEVIDYS supply to Roche that were agreed upon on a purchase order-by-purchase order basis. Contract manufacturing revenue and royalty revenue are included in collaboration and other revenues in the unaudited condensed consolidated statements of comprehensive income (loss). During the three months ended March 31, 2026, Roche product cost of sales exceeded Roche contract manufacturing revenue as a portion of scrapped and expired materials as well as the write-offs of certain batches of ELEVIDYS that did not meet quality specifications in the period were allocated to Roche product cost of sales. The following table summarizes certain Roche activity for each of the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Contract manufacturing revenue	$31,105	$17,379
Royalty revenue	4,183	3,954
Roche product cost of sales	(39,653)	(12,143)

The costs associated with co-development activities performed under the Roche Collaboration Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three months ended March 31, 2026 and 2025, costs reimbursable by Roche and reflected as a reduction to operating expenses were $8.2 million and $28.5 million, respectively. As of March 31, 2026 and December 31, 2025, there was $136.4 million and $104.1 million of collaboration and other receivables included in other current assets on the unaudited condensed consolidated balance sheets, respectively.

As of March 31, 2026 and December 31, 2025, the Company had total deferred revenue of $252.4 million and $527.3 million, of which $116.0 million and $443.4 million are classified as current, respectively. As of March 31, 2026, all of the deferred revenue related to the Roche Supply Agreement.

Milestone Obligations

Including the agreements discussed above, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of March 31, 2026, the Company may be obligated to make up to $12.1 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements.

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

During the three months ended March 31, 2026, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of March 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$216,673	$216,673	$—	$—
Government and government agency bonds	188,232	—	188,232	—
Corporate bonds	79,696	—	79,696	—
Strategic investments	7,795	2,364	—	5,431
Certificates of deposit	2,898	—	2,898	—
Deferred compensation plan assets	995	995	—	—
Total assets	$496,289	$220,032	$270,826	$5,431

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$474,914	$474,914	$—	$—
Government and government agency bonds	179,765	—	179,765	—
Corporate bonds	42,583	—	42,583	—
Strategic investments	9,520	4,089	—	5,431
Commercial paper	3,614	—	3,614	—
Certificates of deposit	3,368	—	3,368	—
Deferred compensation plan assets	883	883	—	—
Total assets	$714,647	$479,886	$229,330	$5,431

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds, the Company's strategic investment in a biotechnology company listed on Nasdaq and assets associated with the Company's deferred compensation plan that are held in a trust.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, corporate bonds and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain highly liquid investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of strategic investments in private biotechnology companies whose fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value of the Company's strategic investments that are not listed securities are adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. There were no valuation measurement events related to the fair value of the Company's Level 3 strategic investments during the three months ended March 31, 2026 or 2025, as no impairment indicators were identified nor were similar securities issued.

The fair values of the Company's 1.25% senior convertible notes due September 15, 2027 (the “2027 Notes”) and the Company’s 4.875% senior convertible notes due September 1, 2030 (the "2030 Notes") are based on open market trades and are classified as Level 1 in the fair value hierarchy. The following table summarizes the Company's debt instruments by indenture for the periods indicated:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Net carrying value of the 2027 Notes	$157,642	$157,478
Net carrying value of the 2030 Notes	680,520	671,496
Total carrying value of debt instruments	$838,162	$828,974

Fair value of 2027 Notes	$146,002	$143,076
Fair value of 2030 Notes	732,127	721,791
Total fair value of debt instruments	$878,129	$864,867

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximated fair value because of the immediate or short-term maturity of these financial instruments.

5. FINANCIAL INSTRUMENTS

The following table summarizes the Company’s financial assets with maturities of less than three months at the date of acquisition included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Money market funds	$216,673	$474,914
Corporate bonds	151	—
Government and government agency bonds	—	89,914
Total	$216,824	$564,828

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of March 31, 2026 and December 31, 2025 was approximately nine and three months, respectively. All of the Company's non-current investments as of March 31, 2026 and December 31, 2025 had maturities between one and two years.

The following tables summarize the Company’s financial instruments for each of the periods indicated:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$464,299	$—	$—	$464,299
Government and government agency bonds	188,291	70	(129)	188,232
Corporate bonds	79,745	10	(59)	79,696
Certificates of deposit	2,898	—	—	2,898
Total cash, cash equivalents and investments	$735,233	$80	$(188)	$735,125
As reported:
Cash and cash equivalents	$464,450	$—	$—	$464,450
Short-term investments	188,785	31	(77)	188,739
Non-current investments	81,998	49	(111)	81,936
Total cash, cash equivalents and investments	$735,233	$80	$(188)	$735,125

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$711,368	$—	$—	$711,368
Government and government agency bonds	179,615	150	—	179,765
Corporate bonds	42,527	56	—	42,583
Commercial paper	3,614	—	—	3,614
Certificates of deposit	3,368	—	—	3,368
Total cash, cash equivalents and investments	$940,492	$206	$—	$940,698
As reported:
Cash and cash equivalents	$801,269	$13	$—	$801,282
Short-term investments	138,175	193	—	138,368
Non-current investments	1,048	—	—	1,048
Total cash, cash equivalents and investments	$940,492	$206	$—	$940,698

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with the PMO Products and ELEVIDYS, consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
PMO Products
United States	$188,789	$185,828
Rest of World	39,761	50,710
Total PMO product revenues, net	$228,550	$236,538
ELEVIDYS
United States	$101,965	$374,985
Total ELEVIDYS product revenues, net	$101,965	$374,985
Total product revenues, net	$330,515	$611,523

For the three months ended March 31, 2026 and 2025, no individual country outside the U.S. exceeded 10% of total net product revenues.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Product revenues, net
Customer 1	39%	19%
Customer 2	20%	12%

As of March 31, 2026 and December 31, 2025, the Company's accounts receivable, net were $394.8 million and $398.2 million, respectively, both of which were related to product sales, net of discounts and allowances. As of March 31, 2026, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 65 to 90 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 90 and 150 days.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2025	$25,563	$116,585	$3,831	$54,057	$200,036
Provision	23,997	40,700	3,587	24,271	92,555
Adjustments relating to prior periods	—	(687)	—	(21)	(708)
Payments/credits	(25,903)	(43,191)	(2,069)	(31,751)	(102,914)
Balance, as of March 31, 2026	$23,657	$113,407	$5,349	$46,556	$188,969

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2024	$45,904	$107,843	$5,941	$34,611	$194,299
Provision	73,443	58,798	5,552	27,901	165,694
Adjustments relating to prior periods	—	(5,416)	—	(625)	(6,041)
Payments/credits	(52,480)	(44,155)	(5,340)	(16,401)	(118,376)
Balance, as of March 31, 2025	$66,867	$117,070	$6,153	$45,486	$235,576

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Reduction to accounts receivable, net	$74,684	$82,518
Component of accrued expenses	114,285	117,518
Total reserves	$188,969	$200,036

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Raw materials	$136,958	$141,278
Work in progress	981,044	892,689
Finished goods	57,975	65,320
Total inventory	$1,175,977	$1,099,287

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

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Balance sheet classification:
Inventory	$1,001,112	$914,744
Non-current inventory	174,865	184,543
Total inventory	$1,175,977	$1,099,287

For the three months ended March 31, 2026 and 2025, there were no material inventory losses for write-downs of excess and obsolete inventory.

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Collaboration and other receivables	$136,446	$104,117
Prepaid maintenance services	14,584	12,639
Tax-related receivables and prepaids	14,033	15,604
Prepaid clinical and pre-clinical expenses	7,859	7,976
Interest receivable	2,616	1,656
Prepaid insurance	2,217	4,004
Prepaid commercial expenses	2,155	2,290
Prepaid regulatory	1,799	2,335
Prepaid employee benefits	1,037	12,034
Other	5,227	9,201
Total other current assets	$187,973	$171,856

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Manufacturing-related deposits and prepaids	$90,073	$92,890
Intangible assets, net	31,384	28,949
Restricted cash*	13,125	13,125
Strategic investments	7,795	9,520
Deferred tax asset	2,808	2,822
Prepaid maintenance services	2,652	3,058
Other	4,120	5,190
Total other non-current assets	$151,957	$155,554

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

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Product revenue related reserves	$114,285	$117,518
Accrued contract manufacturing costs	76,607	92,281
Accrued employee compensation costs	32,878	58,607
Accrued professional fees	20,841	17,840
Accrued clinical and pre-clinical costs	14,099	18,894
Accrued income taxes	13,789	4,755
Accrued clinical collaboration costs	8,468	10,222
Accrued royalties	8,219	10,863
Accrued interest expense	5,355	20,714
Accrued milestone costs	3,200	1,000
Other	4,631	6,965
Total accrued expenses	$302,372	$359,659

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended March 31,
	2026		2025
	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	—	—	466,176		$48.49
Restricted stock units	133,855	$20.96	1,377,806		$97.67
Performance stock units	—	—	120,378	(1)	$99.69

(1) For the three months ended March 31, 2025, there were 120,378 shares granted with performance conditions which are related to the achievement of certain financial performance goals, regulatory development and approval of certain of the Company's product candidates and certain manufacturing achievements. As of March 31, 2026, none of the performance conditions related to these shares were probable of being achieved.

Stock-based Compensation Expense

For the three months ended March 31, 2026 and 2025, total stock-based compensation expense included in total expenses was $29.4 million and $41.4 million, respectively. The following table summarizes stock-based compensation expense by grant type and by function included within the unaudited condensed consolidated statements of comprehensive income (loss):

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock options	$7,096	$12,889
Restricted and performance stock units	26,577	31,543
Employee stock purchase plan	—	2,124
Subtotal	$33,673	$46,556
Capitalized stock-based compensation costs	(4,274)	(5,128)
Total stock-based compensation expense included in expenses	$29,399	$41,428
Research and development	$10,277	$17,317
Selling, general and administrative	19,122	24,111
Total stock-based compensation expense included in expenses	$29,399	$41,428

11. OTHER EXPENSE, NET

The following table summarizes other expense, net for each of the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest income	$6,360	$10,190
Accretion of investment discount, net	642	2,238
Interest expense	(21,713)	(4,503)
Loss on strategic investments	(1,712)	(90,728)
Other, net	1,164	(329)
Total other expense, net	$(15,259)	$(83,132)

12. INCOME TAXES

During the three months ended March 31, 2026, the Company recorded an income tax provision of $12.2 million, representing an effective tax rate of 3.6%. The income tax provision primarily relates to current state tax expense as a result of taxable profits in certain states which continue to require the capitalization of research and development costs and states which have suspended or limit the utilization of net operating loss carryforwards.

On a periodic basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of such deferred tax assets. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its net federal and state deferred tax assets. Accordingly, a full valuation allowance against the U.S. net deferred tax asset is maintained at March 31, 2026. It is possible the Company may release a portion or all of its valuation allowance in future periods. The release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company’s level of profitability, revenue growth and expectations regarding future profitability. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The total deferred tax asset balance subject to the valuation allowance was approximately $1,034.7 million as of March 31, 2026. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

During the three months ended March 31, 2025, the Company recorded an income tax provision of $64.0 million representing an effective tax rate of (16.7%). The income tax provision primarily relates to the current tax provision on taxable profits, including in certain states which restrict the amount of net operating loss carryforwards which may be utilized to offset taxable income and the requirement to capitalize research and development costs for tax purposes.

13. REVOLVING CREDIT FACILITY

The Company entered into a credit agreement (the “Credit Agreement”) on February 13, 2025, which was subsequently amended on December 18, 2025, with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and as collateral agent and the lenders party thereto. The Credit Agreement provides for a five-year, $600.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Company's obligations under the Credit Agreement are secured by substantially all of the Company's assets and the assets of certain wholly-owned material subsidiaries, subject to certain customary exceptions and exclusions.

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

During the three months ended March 31, 2026, the Company drew down and repaid $250.0 million under the Revolving Credit Facility and paid $0.7 million of interest expense. As of March 31, 2026, there were no amounts outstanding under the Revolving Credit Facility and the Company was in compliance with the covenants described above.

14. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the treasury stock method for stock awards and the if-converted method for convertible debt by dividing net income by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding. In periods in which the Company records a net loss, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income (loss) - basic	$330,959	$(447,508)
Add: interest expense, net of tax, on the Company's convertible debt	19,896	—
Net income (loss) - diluted	$350,855	$(447,508)
Denominator:
Weighted-average common shares outstanding, basic	104,988	97,362
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	921	—
Common stock issuable under the Company's convertible debt	16,007	—
Weighted-average common shares outstanding, diluted	121,916	97,362
Earnings (loss) per common share, basic	$3.15	$(4.60)
Earnings (loss) per common share, diluted	$2.88	$(4.60)

The following table summarizes potential shares of common stock that were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	For the Three Months Ended March 31,
	2026		2025
	(in thousands)
Common stock issuable under the Company's equity incentive plans	8,018	(1)	12,353	(2)
Common stock issuable under the Company's convertible debt	—		8,100
Total number of potentially issuable common stock	8,018		20,453

(1) As of March 31, 2026, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 0.4 million shares that have performance conditions that were not met as of the end of the period.

(2) As of March 31, 2025, the anti-dilutive common stock issuable under the Company's equity incentive plans includes 1.3 million shares that have performance or market conditions that were not met. These and all shares issued under the Company’s equity incentive plans were anti-dilutive as the Company was in a net loss position at the end of the period.

15. SEGMENT INFORMATION

The Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases. As of March 31, 2026, there have not been material changes in significant expense categories or assets provided to the Company’s CEO, the Company’s chief operating decision maker. For further details regarding the Company's segment information, please read Note 21, Segment Information of the Annual Report on Form 10-K for the year ended December 31, 2025. The table below includes information about the Company’s segment, including significant segment expenses, and a reconciliation to net income (loss):

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Total revenues	$730,803	$744,856

Segment expenses and other segment items:
Cost of sales (excluding amortization of in-licensed rights)	108,768	137,564
Compensation and other personnel expenses	61,930	93,084
Up-front and collaboration license fees	50,000	583,787
Manufacturing expenses	19,758	67,465
Clinical trial expenses	18,304	33,147
Facility- and technology-related expenses (excluding depreciation and amortization)	22,942	27,657
Research and development- other (excluding non-cash items) (1)	18,671	28,471
Selling, general and administrative- other (excluding non-cash items) (2)	40,193	51,142
Roche collaboration reimbursement	(8,189)	(28,481)
Other segment items (3)	(1,806)	(1,909)
Loss on strategic investments	1,712	90,728
Interest expense	21,713	4,503
Interest income	(6,360)	(10,190)
Income tax expense	12,215	63,990
Depreciation and amortization expense	10,594	9,978
Stock-based compensation expense	29,399	41,428
Segment net income (loss)	$330,959	$(447,508)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$330,959	$(447,508)

(1)
Research and development-other includes professional services, pre-clinical expenses and research and other expenses.
(2)
Selling, general and administrative-other includes professional services and other expenses.
(3)
Other segment items included in segment net income (loss) include accretion of investment discount, net and other, net, as well as items separately presented and not defined as significant expenses.

16. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of March 31, 2026**
(in thousands)
2026 (April-December)	$368,631
2027	120,531
2028	22,944
Total manufacturing commitments*	$512,106

* Total manufacturing commitments include the Catalent, Inc. (“Catalent”) manufacturing and supply agreement, for which the Company has right of use assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of March 31, 2026. For more information, please read Note 23, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

**Total manufacturing commitments include obligations related to the global supply of ELEVIDYS, including inventories necessary to supply Roche for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency accrual for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. The Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the matters described below as of March 31, 2026.

On September 15, 2020, REGENXBIO INC. (“Regenx”) and the Trustees of the University of Pennsylvania (“U-Penn”) filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ’617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make AAV gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ’617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, damages that are no less than a reasonable royalty (including treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 5, 2024, the Court granted Sarepta’s motion for summary judgment on the grounds that the asserted claims of Regenx’s ’617 Patent are invalid because they cover patent ineligible subject matter under 35 U.S.C. § 101. On January 12, 2024, the Court entered judgment and closed the case. Plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”), which reversed the district court's decision on February 20, 2026, and remanded the case for further proceedings. On March 23, 2026, the Company filed a petition for rehearing en banc before the Federal Circuit, which the Federal Circuit denied on April 22, 2026. The Federal Circuit issued a mandate on April 29, 2026.

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

On July 13, 2021, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku” or “NS”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware. NS asserted a claim for breach of contract arising from Sarepta filing seven IPR petitions with the PTAB at the USPTO, in which Sarepta sought to invalidate certain NS patents concerning exon 53 skipping technology (U.S. Patent Nos. 9,708,361, 10,385,092, 10,407,461, 10,487,106, 10,647,741, 10,662,217 and 10,683,322, respectively, and collectively the “NS Patents”). In addition, NS asserted claims for patent infringement and willful infringement of each of the NS Patents allegedly arising from Sarepta’s activities, including the sale of, its exon 53 skipping product, VYONDYS 53 (golodirsen). NS further sought a determination of non-infringement by NS alleged to arise from NS’s activities, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and invalidity of certain patents licensed to the Company from UWA (U.S. Patent Nos. 9,994,851, 10,227,590, and 10,266,827, collectively the “UWA Patents”). In its complaint, NS sought legal fees and costs, an unspecified amount of monetary relief (treble damages) attributed to Sarepta’s alleged infringement, and such other relief as the court deems just and proper. In January

2022, the PTAB granted institution of all claims of all NS Patents in response to Sarepta’s IPR petitions and determined that Sarepta demonstrated a reasonable likelihood of success in proving that the NS Patents are unpatentable. NS filed a motion for preliminary injunction solely seeking Sarepta’s withdrawal of the IPR petitions, which was ultimately granted after the U.S. Court of Appeals for the Federal Circuit reversed and remanded to the district court on February 8, 2022. Sarepta subsequently withdrew the IPRs, which were terminated on June 14, 2022. On December 27, 2021, the district court partially granted and denied the motion to dismiss by Sarepta and ordered NS to file a Second Amended Complaint (“SAC”), which it did on January 14, 2022. In the SAC, NS maintained all claims of the original complaint of July 13, 2021, except a determination of non-infringement of the UWA Patents. On January 28, 2022, Sarepta filed its answer to the SAC, with defenses and counterclaims against NS and NS Pharma Inc. that include infringement of the UWA Patents allegedly arising from their activities concerning, including the sale of, its exon 53 skipping product, Viltepso (viltolarsen) and breach of contract. Sarepta also sought a determination of invalidity of the NS Patents. In its counterclaim complaint, Sarepta sought an award of relief in its defenses to NS’ allegations, a judgment of breach of contract, a determination of invalidity of the NS Patents, a judgment of infringement and willful infringement of the UWA Patents, legal fees and costs, an unspecified amount of monetary relief (treble damages) attributable to NS’ alleged infringement, and such other relief as the court deems just and proper. UWA has since been joined as a Plaintiff in Sarepta’s counterclaims against NS. On August 14, 2023, the Court granted cross motions to amend the pleadings, allowing Sarepta to add a counterclaim against NS for inequitable conduct, and NS to add counterclaims against Sarepta for inequitable conduct and Walker Process fraud. The parties have since stipulated to the dismissal of NS’s claim of infringement of its ’361 Patent and certain claims of the ’322 Patent, and NS’s breach of contract claim. The Court bifurcated the Walker Process fraud claim on April 18, 2024, and granted Sarepta's motion for summary judgment of infringement of the ’851 Patent and NS’s motion for partial summary judgment of infringement of certain NS patents on May 1, 2024. After a jury trial in December 2024, the jury found that NS’s ’092 Patent is invalid as obvious and Sarepta’s and UWA’s ’851 Patent is not invalid. The jury did not find that NS’s infringement was willful. The jury awarded Sarepta approximately $115.2 million in damages for NS’s infringement relating to its sales of Viltepso in the United States, and the parties stipulated to approximately $0.8 million in reasonable royalty damages for NS's sales of Viltepso outside of the United States, both through December 15, 2024. Judgment was entered on January 7, 2025. On February 14, 2025, Sarepta filed a motion seeking supplemental damages and NS filed post-trial motions challenging the jury's verdict, as well as briefing relating to its inequitable conduct claim, which was tried to the court in December 2024. Those motions remain pending.

On July 26, 2024, Genzyme Corporation ("Genzyme") filed a lawsuit against Sarepta Therapeutics, Inc. and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of United States Patent Nos. 9,051,542 (the “’542 Patent”) and 7,704,721 (the “’721 Patent”) arising from Sarepta’s alleged manufacture and sale of ELEVIDYS® (delandistrogene moxeparvovec-rokl). In its complaint, Genzyme seeks, inter alia, damages for the alleged infringement, including treble damages, together with prejudgment and post-judgment interest and costs. Following a partial motion to dismiss by Sarepta, Genzyme filed its First Amended Complaint on November 21, 2024. Sarepta answered the First Amended Complaint on December 12, 2024. On May 27, 2025, the court subsequently granted Genzyme’s motion to amend the complaint to include new allegations of infringement related to five patents: United States Patent Nos. 12,031,894 (the “’894 Patent"), 12,013,326 (the “’326 Patent”), 11,698,377 (the “’377 Patent”), 12,123,880 (the “’880 Patent”), and 12,298,313 (the “’313 Patent”). The Court also entered an amended scheduling order, with trial scheduled for June 14, 2027. Sarepta answered the Second Amended Complaint on June 17, 2025. Sarepta submitted IPR petitions challenging the validity of the ’542 and ’721 Patents, for which the USPTO director discretionarily denied institution in November 2025. In November and December 2025, Sarepta submitted IPR petitions challenging the validity of the ’894 Patent, ’326 Patent, ’377 Patent, ’880 Patent, and ’313 Patent. In February 2026, Genzyme filed motions for discretionary denial in all five IPR proceedings. Sarepta subsequently refiled the IPR petition challenging the ‘313 Patent and moved to withdraw the original petition, which motion was granted. In March 2026, the USPTO director referred the remaining four IPR petitions for review on the merits, and the Company anticipates receiving institution decisions on these IPR petitions in the second quarter of 2026. Proceedings in the patent litigation remain ongoing.

On June 26, 2025, a putative securities class action complaint was filed against the Company, Chief Executive Officer Douglas Ingram, former Chief Customer Officer Dallan Murray, and President of Research and Development and Technical Operations Louise Rodino-Klapac in the U.S. District Court for the Southern District of New York (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding ELEVIDYS’s safety and efficacy and the Company’s financial statements and projections. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between June 22, 2023 and June 24, 2025. The complaint seeks unspecified damages. On October 17, 2025, the court appointed lead plaintiffs and lead counsel. On October 24, 2025, lead plaintiffs filed a motion to transfer venue to the U.S. District Court for the District of Massachusetts, which the court granted on November 6, 2025. On January 22, 2026, the lead plaintiffs filed an amended complaint including a new plaintiff, removing Dallan Murray as a defendant, adding President and Chief Operating Officer Ian Estepan as a defendant, and expanding the class period to shareholders who purchased or otherwise acquired the Company’s securities between June 22, 2023 and November 3, 2025 (the “Amended Complaint”). The Amended Complaint further alleges additional theories of liability, including that Sarepta and the named defendants made false or misleading public statements related to (i) the safety profile of ELEVIDYS and LGMD therapies that utilize the AAVrh74 viral vector; (ii) the status of the development of LGMD therapies; and (iii) the status of the ESSENCE trial. On March 9, 2026, Sarepta and the named defendants filed a motion to dismiss the Amended Complaint.

On July 15, 2025, a shareholder derivative lawsuit concerning certain of the same disclosures underlying the first complaint in the Securities Action was filed in the U.S. District Court for the Southern District of New York, naming Company directors M. Kathleen Behrens, Richard J. Barry, Kathryn Boor, Michael Chambers, Deirdre Connelly, Stephen L. Mayo, Claude Nicaise, and Hans Wigzell, as well as Douglas Ingram, Dallan Murray, and Louise Rodino-Klapac (the “Individual Defendants”). Two substantially similar shareholder derivative lawsuits were filed in the same court against the same defendants on August 20, 2025 and September 10, 2025, respectively (collectively, the “Derivative Actions”). The Company is named as a nominal defendant in all three lawsuits. The Derivative Actions allege, among other claims, breaches of the Individual Defendants’ fiduciary duties in connection with certain of the same disclosures at issue in the Securities Action and violations of Section 14(a) of the Exchange Act in connection with the Company’s 2024 and 2025 annual proxy statements. The Derivative Actions seek unspecified damages, including costs incurred in defending the Company against the Securities Action. Two of the Derivative Actions also seek an order that the Company take all necessary action to reform and improve its corporate governance and internal procedures. On October 10, 2025, the court consolidated the Derivative Actions and appointed co-lead counsel (the “Consolidated Derivative Action”). On November 17, 2025, the court stayed the Consolidated Derivative Action until the Securities Action is resolved.

On April 7, 2026, a separate shareholder derivative lawsuit was filed in the U.S. District Court for the District of Massachusetts, naming the same Individual Defendants as in the Consolidated Derivative Action (the “D. Mass. Derivative Action”). The Company is named as a nominal defendant. The D. Mass. Derivative Action asserts claims based upon substantially similar statements and theories as the underlying Securities Action, along with statements regarding Company performance and compensation from the Company's 2025 annual proxy statement. The D. Mass. Derivative Action alleges, among other claims, breaches of the Individual Defendants’ fiduciary duties and violations of Section 14(a) of the Exchange Act. The D. Mass. Derivative Action further seeks, among other relief, unspecified damages and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations is to provide an understanding of the financial condition, changes in financial condition and results of operations of Sarepta Therapeutics, Inc. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section contained in our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption “Part II-Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are often identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “could,” “continue,” “ongoing,” “predict,” “potential,” “likely,” “seek” and other similar expressions, as well as variations or negatives of these words. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•
our belief that our proprietary technology, technology platforms and collaborations can be used to develop potential therapeutic candidates to treat a broad range of diseases;
•
our expectation that our partnerships with manufacturers will support our clinical and commercial manufacturing capacity for our products and product candidates, including our PMO, gene therapy, SRP-9003 Limb-girdle muscular dystrophy (“LGMD”), and small interfering RNA (“siRNA”) programs, while also acting as a manufacturing platform for potential future programs, and our belief that our current network of manufacturing partners is able to fulfill the requirements of our commercial plan;
•
the possible impacts of the ELEVIDYS Suspension (as defined herein);
•
the possible impacts of the clinical hold the U.S. Food and Drug Administration (the “FDA") has placed on our investigational use gene therapy clinical trials for LGMD in July 2025 and the revocation of the platform technology designation for our AAVrh74 platform technology previously granted on June 2, 2025;
•
the possible impacts of the results of our ESSENCE confirmatory trial for VYONDYS and AMONDYS, including the timing and outcome of additional results, potential regulatory actions from the FDA, including directives to remove these products from the market or alter labels, patient demand for these products and changes to reimbursement and coverage by insurance companies;
•
the estimated and potential impacts of the strategic restructuring plan announced in July 2025 ("the Restructuring");
•
our expectation that our partnership with Catalent, Inc. (“Catalent”) will support our clinical and commercial manufacturing demand for our Duchenne gene therapy program and SRP-9003 LGMD program, while also acting as a manufacturing platform for any potential future gene therapy programs;
•
our expectation that Aldevron LLC (“Aldevron”) will provide Good Manufacturing Processes (“GMP”)-grade plasmid for our Duchenne muscular dystrophy (“Duchenne”) gene therapy program and our SRP-9003 LGMD program, as well as plasmid source material for future gene therapy programs;
•
the possible impact of regulations and regulatory decisions by the FDA and other regulatory agencies on our business, including the addition of a boxed warning for acute liver injury ("ALI") and acute liver failure (“ALF”) and removal of the non-ambulatory population from the Indication and Usage section of the Prescribing Information for ELEVIDYS, as well as the development of our product candidates and our financial and contractual obligations;
•
estimated timelines and milestones for the remainder of 2026 and beyond, including discussions with the FDA regarding ELEVIDYS, VYONDYS 53, AMONDYS 45 and SRP-9003, and sharing data for certain of the Company's siRNA product candidates, SRP-1001 and SRP-1003;
•
our expectations regarding the ongoing study to evaluate the use of sirolimus as an enhanced immunosuppression regimen as part of treatment with ELEVIDYS for non-ambulant individuals living with Duchenne, including discussions with the FDA and possible impacts on the resumption of dosing in the non-ambulatory population;
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
•
our expectation regarding the outcomes or impacts of our ongoing litigation that we are currently, or may in the future become, party to;
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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, siRNA knockdown therapies, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne and are developing potential therapeutic candidates for a broad range of diseases and disorders, including LGMD. We are also developing potential therapeutic candidates through our partnered program with Arrowhead Pharmaceuticals, Inc. ("Arrowhead"), including Facioscapulohumeral muscular dystrophy ("FSHD"), myotonic dystrophy type 1 ("DM1"), Spinocerebellar ataxia ("SCA"), Idiopathic Pulmonary Fibrosis ("IPF"), and Huntington's disease.

To date, we have developed and commercialized four products that have been approved by the FDA:

•
The PMO Products:
o
EXONDYS 51 (eteplirsen) Injection ("EXONDYS 51"), granted accelerated approval by the FDA in 2016, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51 skipping. EXONDYS 51 uses our phosphorodiamidate morpholino oligomer ("PMO") chemistry and exon-skipping technology to skip exon 51 of the dystrophin gene.
o
VYONDYS 53 (golodirsen) Injection ("VYONDYS 53"), granted accelerated approval by the FDA in 2019, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 53 skipping. VYONDYS 53 uses our PMO chemistry and exon-skipping technology to skip exon 53 of the dystrophin gene.
o
AMONDYS 45 (casimersen) Injection ("AMONDYS 45"), granted accelerated approval by the FDA in 2021, is indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 45 skipping. AMONDYS 45 uses our PMO chemistry and exon-skipping technology to skip exon 45 of the dystrophin gene.
•
ELEVIDYS (delandistrogene moxeparvovec-rokl), an adeno-associated virus-("AAV") based gene therapy, received traditional approval by the FDA in June 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS was also approved for non-ambulatory patients under the accelerated approval pathway in June 2024. ELEVIDYS was previously granted accelerated approval by the FDA in June 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene. In response to safety events announced in March and June 2025, we suspended all shipments of ELEVIDYS to non-ambulatory patients in the U.S. in June 2025. In response to a request from the FDA that we voluntarily stop all shipments of ELEVIDYS in the U.S., we temporarily suspended all shipments of ELEVIDYS in the U.S., effective July 22, 2025, to allow us the necessary time to respond to the FDA's requests for information and complete a labeling supplement process (the "ELEVIDYS Suspension"). On July 28, 2025, the FDA informed us that it recommended the removal of the voluntary hold for ambulatory patients. On July 31, 2025, we resumed shipments of ELEVIDYS for ambulatory patients in the U.S. In November 2025, we announced a boxed warning for ALI and ALF and removal of non-ambulatory population from the Indication and Usage section of the Prescribing Information for ELEVIDYS.

We are in the process of conducting various clinical trials for our approved products, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of these products. In November 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of two of our PMO Products: AMONDYS 45 and VYONDYS 53. The topline results did not show statistical significance on the study's primary endpoint. We intend to discuss with FDA the potential pathway forward. We are also in the process of conducting various clinical trials for ELEVIDYS, including Cohort 8 of Study 9001-103, a study to evaluate the use of sirolimus as an enhanced immunosuppression regimen as part of treatment with ELEVIDYS for non-ambulant individuals living with Duchenne. We intend to discuss with the FDA the results of this study and a potential pathway forward to resume commercial dosing in the non-ambulatory population. Resumption of dosing in the non-ambulatory population will depend on the FDA's analysis of whether the sirolimus data positively changes ELEVIDYS' risk/benefit profile and on aligning with the FDA on the process for revising the label, both of which involve risks and uncertainties. Below, when referring to manufactured inventory for commercial sale in the U.S. and ex-U.S. territories, we use the designation of ELEVIDYS, which is recognized as inventory in our unaudited condensed consolidated balance sheets. Separately, when referring to manufactured product for clinical use, such as clinical trials, we use the designation of SRP-9001, which is recognized as research and development expense in our unaudited condensed consolidated statements of comprehensive income (loss).

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

Set forth below are our key clinical stage programs, including those in collaboration with our strategic partners, listed in the order of stage of development:

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

On July 21, 2025, we announced that the FDA placed a clinical hold on our investigational use gene therapy trials for LGMD, including our trials for product candidates SRP-9003 (LGMD2E/R4/bidridistrogene xeboparvovec), SRP-9004 (LGMD2D/patidistrogene bexoparvovec), SRP-6004 (LGMD2B/R2) and SRP-9005 (LGMD2C/R5 g-sarcoglycan), following the death of a patient in our Phase 1 LGMD clinical trial for SRP-9004. We previously announced on July 16, 2025 that we had suspended each of the LGMD programs mentioned above as part of the Restructuring, with the exception of SRP-9003. In December 2025, the FDA confirmed that we remain on clinical hold and informed us that it requires data from the study of sirolimus as an immunosuppressant before accepting a biologic license application ("BLA") for SRP-9003.We anticipate re-engaging with the agency on next steps for the program after we receive data from Cohort 8 of Study 9001-103.

•
SRP-1003 (DM1). DM1 is an autosomal dominant, debilitating, chronic progressive multisystem disorder characterized by an expansion of a highly unstable CUGexp in the dystrophia myotonica protein kinase ("DMPK") gene. Patients with DM1 have muscle weakness and wasting, myotonia, cataracts, and often have cardiac conduction abnormalities, and may become physically disabled and have a shortened life span. SRP-1003 is designed to reduce expression of the DMPK gene. There is currently no approved disease-modifying therapy for DM1. We are currently investigating SRP-1003 in a Phase 1/2 clinical trial, which our strategic partner Arrowhead has conducted to date. We shared early results from this trial in March 2026, and expect to share further data in the second half of 2026. We are in the process of transitioning sponsorship of this study to Sarepta.
•
SRP-1001 (FSHD). FSHD is a rare genetic disease in which the body is unable to maintain complete epigenetic suppression of DUX4 expression in differentiated skeletal muscle, leading to overexpression of DUX4, which is myotoxic and can lead to muscle degeneration. SRP-1001 is designed to selectively target and knockdown DUX4 using RNAi, with the goal of preventing or reversing downstream myotoxicity and lead to muscle repair and improvement in muscle function in patients. There are currently no cures or approved disease-modifying treatments for FSHD. We are currently investigating SRP-1001 in a Phase 1/2 clinical trial, which our strategic partner Arrowhead has conducted to date. We shared early results from this trial in March 2026, and expect to share further data in the second half of 2026. We are in the process of transitioning sponsorship of this study to Sarepta.

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls ("CMC") capabilities that allow manufacturing and testing of our products and product candidates to support both clinical development and commercialization. We continue to refine and optimize our manufacturing processes and test methods. We have entered into certain manufacturing and supply arrangements with third-party suppliers (specialized contract manufacturing organizations, or "CMOs"), which will in part utilize these capabilities to support production of certain of our products and product candidates and their components. Specifically, we have entered into agreements with CMOs to produce custom starting materials, active pharmaceutical ingredients ("APIs"), drug product and finished goods for our products and product candidates for both commercial and clinical use. We also have opened facilities over the past several years to further enhance our internal research and development capabilities. However, we currently do not have internal GMP manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use.

All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing medicinal products and, for commercial products, significant experience utilizing our specific technologies. Manufacturers and suppliers of our commercial products and product candidates are subject to the current GMP ("cGMP") requirements and other rules and regulations prescribed by the FDA and applicable foreign regulatory authorities. We depend on our third-party partners for continued compliance with cGMP requirements and applicable foreign standards.

We believe our current network of CMOs is able to fulfill our requirements for quantity, quality and purity of our commercial products and product candidates, and is capable of expanding capacity as needed. Additionally, we have evaluated and will continue to evaluate further relationships with additional suppliers as appropriate for specific products, taking into account production volume, logistics, business continuity and other routine business considerations.

Our gene therapy manufacturing capabilities continue to benefit from partnerships with Aldevron and Catalent. We utilize a hybrid development and manufacturing strategy in which we rely on experienced contract manufacturing partners to develop, manufacture and commercialize our gene therapy programs in partnership with our internal expertise relative to AAV-based development and manufacturing. Catalent supports our clinical and commercial manufacturing demand for ELEVIDYS and our SRP-9003 LGMD program, while also acting as a potential manufacturing partner for potential future gene therapy programs. Aldevron provides plasmid for ELEVIDYS and is expected to provide plasmid source material for any future gene therapy programs. The collaboration integrates process development, clinical and commercial production and testing.

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

With respect to the siRNA programs in our portfolio, we collaborate with our partner Arrowhead to maintain continuity of manufacturing and testing services for ongoing and future clinical trials. Arrowhead’s cGMP manufacturing facility has the capability to manufacture drug substance at multiple scales available and can expand capacity as needed to support future clinical and potential commercial-scale needs. We plan to leverage existing contract partners, which have technical expertise and experience working with siRNA therapies, for the manufacture of drug product and finished goods as well as for distribution. As appropriate, we will evaluate additional relationships with supply partners for specific products, taking into account production volume, logistics, business continuity and other routine business considerations.

Cash, Cash Equivalents, Restricted Cash and Investments

As of March 31, 2026, we had $748.3 million of cash, cash equivalents, restricted cash and investments, consisting of $464.5 million of cash and cash equivalents, $270.7 million of investments and $13.1 million of non-current restricted cash. We believe that our balance of cash, cash equivalents and investments, along with cash inflows from operations and availability under our Revolving Credit Facility (defined below), is sufficient to fund our current operational plan for at least the next twelve months.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this report. The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities for the periods presented. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. We believe that the estimates and judgments upon which we rely are reasonable based upon historical experience and information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected. Although we believe that our judgments and estimates are appropriate, actual results may differ from these estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•
inventory; and
•
income tax.

There have been no changes to our critical accounting policies and significant estimates as detailed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth selected unaudited condensed consolidated statements of income (loss) data for each of the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$330,515	$611,523	$(281,008)	(46)%
Collaboration and other	400,288	133,333	266,955	200%
Total revenues	730,803	744,856	(14,053)	(2)%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	108,768	137,564	(28,796)	(21)%
Research and development	153,960	773,448	(619,488)	(80)%
Selling, general and administrative	108,951	133,629	(24,678)	(18)%
Amortization of in-licensed rights	691	601	90	15%
Total cost and expenses	372,370	1,045,242	(672,872)	(64)%
Operating income (loss)	358,433	(300,386)	658,819	*

Other loss, net:
Other expense, net	(15,259)	(83,132)	67,873	(82)%

Income (loss) before income tax expense	343,174	(383,518)	726,692	*
Income tax expense	12,215	63,990	(51,775)	(81)%
Net income (loss)	$330,959	$(447,508)	$778,467	*

Earnings (loss) per share
Basic	$3.15	$(4.60)	$7.75	*
Diluted	$2.88	$(4.60)	$7.48	*

*Not meaningful

Revenues

Revenues from product sales are recorded at the time of sale at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from rebates, governmental chargebacks including Public Health Services ("PHS") chargebacks, prompt pay discounts, patient assistance programs and distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). Our estimates take into consideration current contractual and statutory requirements. Actual amounts of consideration ultimately received or paid may differ from our estimates.

The following table summarizes the components of our net product revenues, by product group, for each of the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	Change	Change
	(in thousands)		$	%
PMO Products	$228,550	$236,538	$(7,988)	(3)%
ELEVIDYS	101,965	374,985	(273,020)	(73)%
Products, net	$330,515	$611,523	$(281,008)	(46)%

Net product revenues for the three months ended March 31, 2026 decreased by $281.0 million, or 46%, compared with the same period in 2025. The decrease was primarily driven by lower ELEVIDYS sales volume, reflecting changes in demand following the safety events that occurred in 2025 and subsequent label update for ELEVIDYS which included only the ambulatory patient population for treatment.

The following table summarizes the components of our collaboration and other revenues for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	Change	Change
	(in thousands)		$	%
Collaboration revenue	$365,000	$112,000	$253,000	226%
Contract manufacturing	31,105	17,379	13,726	79%
Royalty revenue	4,183	3,954	229	6%
Total collaboration and other	$400,288	$133,333	$266,955	200%

Collaboration and other revenues primarily relate to our collaboration arrangement (the “Roche Collaboration Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”). For the three months ended March 31, 2026 and 2025, we recognized $400.3 million and $133.3 million of collaboration and other revenues, respectively. The increase is primarily due to the $365.0 million of collaboration revenue recognized in the three months ended March 31, 2026 related to (1) $325.0 million for Roche's declined option to acquire certain program rights previously recorded as deferred revenue and (2) $40.0 million from a milestone recognized under the Roche Collaboration Agreement for the first commercial dosing of ELEVIDYS in Japan, as compared to $112.0 million of collaboration revenue recognized in the same period of 2025 related to the expiration of an option for a certain program. Please refer to Note 3, License and Collaboration Agreements for further discussion of the Roche Collaboration Agreement.

In addition, in accordance with the Roche Collaboration Agreement, the parties agreed to enter into a supply agreement in order for us to supply Roche with clinical and commercial batches of ELEVIDYS (the “Roche Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS. We are eligible to receive royalties on these sales. While the Roche Supply Agreement is in the process of being negotiated, we delivered commercial ELEVIDYS supply to Roche that was agreed upon on a purchase order-by-purchase order basis. For the three months ended March 31, 2026 and 2025, we recognized $31.1 million and $17.4 million of contract manufacturing revenue, respectively, which is related to these shipments to Roche. In addition, we recognized $4.2 million and approximately $4.0 million of royalty revenue from sales of ELEVIDYS by Roche for the three months ended March 31, 2026 and 2025, respectively.

Cost of sales (excluding amortization of in-licensed rights)

Our cost of sales (excluding amortization of in-licensed rights) consists of inventory costs that relate to sales of our products and the related overhead costs and royalty payments primarily to University of Western Australia ("UWA") for our PMO Products and to Nationwide Children's Hospital ("Nationwide") for ELEVIDYS. Cost of sales also include charges for inventory valuation for excess or obsolete inventory on hand and write-offs of batches of our products not meeting our quality specifications, including any associated costs expected to be reimbursed by Roche. Prior to receiving regulatory approval for our products, we expensed manufacturing and material costs as research and development expenses.

For the PMO Products, all previously expensed manufacturing costs had been fully consumed by December 2022. For ELEVIDYS sold in the three months ended March 31, 2026 and March 31, 2025, a portion of related manufacturing costs incurred had previously been expensed as research and development expenses. If certain product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Roche Collaboration Agreement, would have been $2.6 million and $13.7 million higher for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	Change	Change
	(in thousands)		$	%
Product cost of sales (excluding Roche)	$60,896	$109,758	$(48,862)	(45)%
Roche product cost of sales**	39,653	12,143	27,510	227%
Royalty payments	8,219	15,663	(7,444)	(48)%
Total cost of sales (excluding amortization of in-licensed rights)	$108,768	$137,564	$(28,796)	(21)%

**See above for further details regarding product supply sold to Roche via contract manufacturing under the Roche Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the three months ended March 31, 2026 decreased by $28.8 million, or 21%, compared with the same period in 2025. The decrease was primarily driven by lower ELEVIDYS sales volume, reflecting changes in demand following the safety events that occurred in 2025 and subsequent label update for ELEVIDYS which included only the ambulatory patient population for treatment. This decrease was partially offset by increases in (1) scrapped and expired materials, (2) the volume of ELEVIDYS shipments under the Roche Collaboration Agreement and (3) the write-offs of certain batches of our products not meeting our quality specifications, a portion of which was allocated to Roche product cost of sales.

Research and development expenses

Research and development expenses consist of costs associated with research activities as well as those associated with our product development efforts, conducting pre-clinical trials, clinical trials and manufacturing activities. Direct research and development expenses associated with our programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants, up-front and collaboration license fees and milestones paid to third parties in connection with technologies that have not reached technological feasibility and do not have an alternative future use, and other external services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our programs include salaries, stock-based compensation and allocation of our facility- and technology-related costs.

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

The following table summarizes our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	Change	Change
	(in thousands)		$	%
Up-front and collaboration license fees	$50,000	$583,787	$(533,787)	(91)%
SRP-9001	23,441	68,857	(45,416)	(66)%
siRNA platform	16,060	2,292	13,768	*
LGMD platform	5,831	27,655	(21,824)	(79)%
Eteplirsen (exon 51)	4,517	10,340	(5,823)	(56)%
Other gene therapies	4,281	12,381	(8,100)	(65)%
Casimersen (exon 45)	894	4,166	(3,272)	(79)%
Golodirsen (exon 53)	756	2,220	(1,464)	(66)%
Other projects	801	3,834	(3,033)	(79)%
Internal research and development expenses	55,299	86,176	(30,877)	(36)%
Roche collaboration reimbursement	(7,920)	(28,260)	20,340	(72)%
Total research and development expenses	$153,960	$773,448	$(619,488)	(80)%

*Not meaningful

The following table summarizes our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	Change	Change
	(in thousands)		$	%
Up-front and collaboration license fees	$50,000	$583,787	$(533,787)	(91)%
Compensation and other personnel expenses	26,134	47,299	(21,165)	(45)%
Manufacturing expenses	19,758	67,465	(47,707)	(71)%
Facility- and technology-related expenses	18,736	24,222	(5,486)	(23)%
Clinical trial expenses	18,304	33,147	(14,843)	(45)%
Stock-based compensation	10,277	17,317	(7,040)	(41)%
Professional services	5,081	9,570	(4,489)	(47)%
Pre-clinical expenses	530	1,762	(1,232)	(70)%
Research and other	13,060	17,139	(4,079)	(24)%
Roche collaboration reimbursement	(7,920)	(28,260)	20,340	(72)%
Total research and development expenses	$153,960	$773,448	$(619,488)	(80)%

Research and development expenses for the three months ended March 31, 2026 decreased by $619.5 million, or 80%, compared with the three months ended March 31, 2025. The decrease was primarily driven by the following:

•
$533.8 million decrease in up-front and collaboration license fees primarily due to the $583.6 million in payments allocated to the up-front license fee associated with our exclusive global licensing and collaboration agreement and stock purchase agreement (collectively, the “Arrowhead Agreement”) with Arrowhead recognized in the three months ended March 31, 2025, partially offset by the $50.0 million annual collaboration license fee incurred and paid to Arrowhead pursuant to the Arrowhead Agreement recognized in the three months ended March 31, 2026;
•
$21.2 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to the Restructuring;
•
$47.7 million decrease in manufacturing expenses primarily due to fewer clinical batches released for our SRP-9001 and LGMD programs as a result of our decision to reprioritize our pipeline announced in July 2025 ("Pipeline Reprioritization") and development priorities;
•
$5.5 million decrease in facility- and technology-related expenses primarily as a result of our Restructuring;
•
$14.8 million decrease in clinical trial expenses primarily related to the pause of several studies for our LGMD programs as a result of our Pipeline Reprioritization and the completion of certain SRP-9001 and PMO studies in 2025, resulting in less clinical trial expense for the three months ended March 31, 2026;
•
$7.0 million decrease in stock-based compensation primarily related to the fulfillment of remaining service conditions associated with certain PSUs in March 2025 with no similar award activity in 2026 and reduced headcount pursuant to our Restructuring;
•
$4.5 million decrease in professional services primarily related to fewer third-party contractors used during the three months ended March 31, 2026 due to the Pipeline Reprioritization and the completion of certain SRP-9001 and PMO studies in 2025;
•
$4.1 million decrease in research and other expenses primarily due to the Pipeline Reprioritization and ongoing cost reduction efforts; and
•
$20.3 million decrease in the offset to expense associated with a collaboration reimbursement from Roche primarily due to reduced SRP-9001 clinical supply as well as reduced headcount pursuant to our Restructuring resulting in lower reimbursable costs.

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

The following table summarizes our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$35,796	$45,785	$(9,989)	(22)%
Professional services	33,814	42,230	(8,416)	(20)%
Stock-based compensation	19,122	24,111	(4,989)	(21)%
Facility- and technology-related expenses	14,109	12,812	1,297	10%
Other	6,379	8,912	(2,533)	(28)%
Roche collaboration reimbursement	(269)	(221)	(48)	22%
Total selling, general and administrative expenses	$108,951	$133,629	$(24,678)	(18)%

Selling, general and administrative expenses for the three months ended March 31, 2026 decreased by $24.7 million, or 18%, compared with the three months ended March 31, 2025. This decrease was primarily driven by the following:

•
$10.0 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to our Restructuring;
•
$8.4 million decrease in professional service expenses primarily related to reduced ELEVIDYS commercialization spending following the label update for ELEVIDYS which included only the ambulatory patient population for treatment and reduced medical affairs spending related to our Pipeline Reprioritization;
•
$5.0 million decrease in stock-based compensation primarily related to the fulfillment of remaining service conditions associated with certain PSUs in March 2025 with no similar award activity in 2026, and reduced headcount, partially offset by three months of expense recognition for RSUs granted to our CEO in December 2025; and
•
$2.5 million decrease in other expenses primarily related to the timing of charitable donations.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin Pharmaceutical Inc. ("BioMarin") and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For the three months ended March 31, 2026 and 2025, we recorded amortization of in-licensed rights of approximately $0.7 million and $0.6 million, respectively.

Other expense, net

Other expense, net primarily consists of the unrealized gain or loss from our investments in our strategic equity investments, interest expense on our 1.25% convertible senior notes due September 15, 2027 (the “2027 Notes”) and our 4.875% convertible senior notes due September 1, 2030 (the “2030 Notes”), interest income on our cash, cash equivalents and investments and accretion of investment discount. Our cash equivalents and investments consist of money market funds, government and government agency bonds, corporate bonds, commercial paper and certificates of deposit.

For the three months ended March 31, 2026, other expense, net decreased by $67.9 million compared with the three months ended March 31, 2025. The change was primarily due to an $89.0 million decrease in the loss on our strategic investments, primarily related to our investment in Arrowhead during the three months ended March 31, 2025, which we sold in August 2025. This was partially offset by a $17.2 million increase in interest expense due to the 2030 Notes carrying a higher interest rate than the 2027 Notes, as well as a $5.4 million decrease in interest income as a result of reduced investment balances during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Income tax expense

Income tax expense for the three months ended March 31, 2026 and 2025 was $12.2 million and $64.0 million, respectively. Income tax expense for both periods presented primarily relates to state, federal and foreign income taxes for which available tax losses or credits were not available to offset. As of March 31, 2026, we continued to maintain a full valuation allowance against our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions. We continue to monitor the available evidence relative to recovery of our deferred tax assets and whether such evidence would be sufficient to conclude that it is more likely than not that such deferred tax assets may be partially or fully recoverable. If we were to remove our valuation allowance in part or full, any such adjustment could have a material impact on our effective tax rate in the applicable period and beyond.

Liquidity and Capital Resources

There have been no material changes to our obligations under lease or debt arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the partial draw down and repayment of the five-year $600.0 million senior secured revolving credit facility entered into in February 2025 (the “Revolving Credit Facility”), as discussed in Note 13, Revolving Credit Facility.

The following table summarizes our financial condition for each of the periods indicated:

	As of March 31, 2026	As of December 31, 2025	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$464,450	$801,282	$(336,832)	(42)%
Short-term investments	188,739	138,368	50,371	36%
Non-current investments	81,936	1,048	80,888	*
Restricted cash	13,125	13,125	—	(—)%
Total cash, cash equivalents, restricted cash and investments	$748,250	$953,823	$(205,573)	(22)%

Borrowings:
Convertible debt	$838,162	$828,974	$9,188	1%
Total borrowings	$838,162	$828,974	$9,188	1%

Working capital:
Current assets	$2,309,876	$2,537,938	$(228,062)	(9)%
Current liabilities	499,164	1,095,290	(596,126)	(54)%
Total working capital	$1,810,712	$1,442,648	$368,064	26%

*Not meaningful

For the three months ended March 31, 2026, our principal sources of liquidity were primarily derived from the sales of our products, our collaboration arrangement with Roche and borrowings from the Revolving Credit Facility. Please refer to Note 13, Revolving Credit Facility, for further discussion of our borrowing activity. Our principal uses of cash for the three months ended March 31, 2026 were our repayment of borrowings from the Revolving Credit Facility, the payment of $200.0 million for the second DM1 Milestone to Arrowhead, the $50.0 million annual license fee payment to Arrowhead, inventory commitments, research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures and other working capital requirements.

For the year ended December 31, 2025, our principal sources of liquidity were primarily derived from the sales of our products, our collaboration arrangement with Roche and proceeds from the exercise of stock options. Our principal uses of cash for 2025 were our $583.6 million up-front payment to Arrowhead, $241.4 million equity investment in Arrowhead's common stock and the $50.0 million cash component of the $100.0 million of the first DM1 Milestone, costs incurred as a result of the partial refinancings of the 2027 Notes in August and December 2025, inventory commitments, research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, share repurchases under our $500.0 million share repurchase program approved by the Board of Directors in November 2024 (the “2024 Repurchase Program”) and other working capital requirements. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of share repurchases under the 2024 Repurchase Program during the period.

Beyond March 31, 2027, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

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
•
the obligations to holders of our 2027 Notes and 2030 Notes; and
•
the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights.

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

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under manufacturing arrangements is provided in Note 16, Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under debt or leasing arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the partial draw down and subsequent repayment of our Revolving Credit Facility, as discussed in Note 13, Revolving Credit Facility.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $12.1 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of March 31, 2026, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Three Months Ended
	March 31,
	2026	2025	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(202,683)	$(583,437)	$380,754	(65)%
Investing activities	(134,390)	(291,177)	156,787	(54)%
Financing activities	241	12,471	(12,230)	(98)%
Decrease in cash and cash equivalents	$(336,832)	$(862,143)	$525,311	(61)%

Operating Activities

Cash used in operating activities, which consists of our net income (loss) adjusted for non-cash items and changes in net operating assets and liabilities, totaled $202.7 million and $583.4 million for the three months ended March 31, 2026 and 2025, respectively. Cash used in operating activities for the three months ended March 31, 2026 was primarily driven by the net income of $331.0 million, adjusted for the following:

•
$29.4 million in stock-based compensation expense;
•
$10.6 million in depreciation and amortization expense;
•
$9.6 million in non-cash interest expense; and
•
$3.5 million in other non-cash items.

These non-cash charges were partially offset by $0.5 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$274.9 million decrease in deferred revenue primarily related to the recognition of $325.0 million associated with Roche's declined option to acquire certain program rights previously recorded as collaboration revenue, partially offset by new orders placed by Roche;
•
$210.5 million decrease in accounts payable primarily related to timing of payments, including the payment of the second DM1 Milestone to Arrowhead during the three months ended March 31, 2026;
•
$69.8 million increase in inventory primarily due to a continued manufacturing of ELEVIDYS to meet contractual commitments with contract manufacturing organizations;
•
$60.0 million decrease in accrued expenses primarily due to payment of accrued compensation, timing of payments to our CMOs related to manufacturing commitments and bi-annual payments of interest on 2027 and 2030 Notes during the three months ended March 31, 2026;
•
$43.5 million decrease in manufacturing-related deposits and prepaids primarily due to timing of prepaid raw materials with Catalent;
•
$14.5 million increase in other assets primarily driven by the timing of compensation payments; and
•
$3.4 million decrease in accounts receivable primarily due to the timing of PMO sales and collections, partially offset by the timing of ELEVIDYS shipments.

Cash used in operating activities for the three months ended March 31, 2025 was primarily driven by the net loss of $447.5 million, adjusted for the following:

•
$90.7 million loss on strategic investments;
•
$41.4 million in stock-based compensation expense;
•
$10.0 million in depreciation and amortization expense; and
•
$5.6 million in other non-cash items.

These non-cash charges were partially offset by the $1.9 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$177.4 million increase in inventory primarily due to a ramp-up of manufacturing corresponding to an increase in demand for ELEVIDYS;
•
$85.4 million decrease in deferred revenue primarily related to our collaboration with Roche;
•
$71.1 million decrease in manufacturing-related deposits and prepaids primarily due to timing of prepaid raw materials with Catalent;
•
$58.3 million decrease in accounts payable primarily due to the timing of invoices and payments;
•
$57.4 million increase in accounts receivable primarily due to an increase in demand for ELEVIDYS;
•
$31.7 million increase in accrued expense primarily due to the timing of payment for the annual fee on our Revolving Credit Facility; and
•
$9.0 million increase in lease liabilities and other liabilities primarily due to reimbursements received for build-out of our Bedford facility.

Investing Activities

Cash used in investing activities was $134.4 million for the three months ended March 31, 2026, compared to $291.2 million of cash provided in the three months ended March 31, 2025. Cash used in investing activities for the three months ended March 31, 2026 primarily consisted of $170.2 million of purchases of available-for-sale securities and $2.1 million of purchases of property and equipment, partially offset by $38.9 million from the maturity of available-for-sale securities.

Cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $241.4 million in the acquisition of strategic investments related to Arrowhead, $44.7 million of purchases of available-for-sale securities and $43.7 million of purchases of property and equipment, partially offset by $40.8 million from the maturity of available-for-sale securities.

Financing Activities

Cash provided by financing activities was $0.2 million and $12.5 million for the three months ended March 31, 2026 and 2025, respectively. Cash provided by financing activities for the three months ended March 31, 2026 consisted of $0.2 million in proceeds from exercise of options. During the three months ended March 31, 2026, we also drew down, and subsequently repaid, $250.0 million on our Revolving Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest-Rate-Sensitive Financial Instruments

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of March 31, 2026, we had $748.3 million of cash, cash equivalents, restricted cash and investments, comprised of $464.5 million of cash and cash equivalents, $270.7 million of investments and $13.1 million non-current restricted cash. The Company only holds debt securities classified as available-for-sale. The fair value of cash equivalents and investments is subject to change as a result of fluctuations in market interest rates. Our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of March 31, 2026, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.2 million to our interest rate sensitive instruments.

The $158.6 million aggregate principal amount outstanding of our 2027 Notes has a fixed interest rate of 1.25% per annum, payable semi-annually in cash on each March 15 and September 15. The $893.4 million aggregate principal amount outstanding of our

2030 Notes has a fixed interest rate of 4.875% per annum, payable semi-annually in cash on each March 1 and September 1. Therefore, no outstanding debt is subject to fluctuations in market interest rates. However, to the extent that we borrow funds pursuant to our Revolving Credit Facility in the future, indebtedness incurred under our Revolving Credit Facility would bear interest at a variable rate, which would make us vulnerable to increases in interest rates.

Market-Price-Sensitive Financial Instruments

Our strategic investment portfolio includes an investment in equity securities of a certain publicly traded biotechnology company as a result of a certain business development transaction. While we are holding such securities, we are subject to equity price risk and this may increase the volatility of our income in future periods due to changes in the fair value of our strategic equity investment. Changes in the fair value of this strategic equity investment are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for market-price-sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of March 31, 2026, we estimate that such hypothetical adverse 10.0% movement would result in a hypothetical loss in fair value of approximately $0.2 million to our market-price-sensitive financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarterly period ended March 31, 2026, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
•
the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, including patient deaths associated with our products and product candidates and the associated public coverage;
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
•
our ability to obtain and maintain regulatory approvals to commercialize our product candidates, and to commercialize our products in markets outside of the U.S., including following the topline results of our ESSENCE trial, a confirmatory trial to verify the clinical benefits of AMONDYS 45 and VYONDYS 53; and
•
the process leading to a patient’s first infusion of our products and any future commercial products may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. In addition, payor and reimbursement discussions, negotiations and decisions could impact timing and may lead to delays in infusion. Delays in the process prior to infusion could negatively impact the sales of our products, including any future gene therapy products.

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

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-marketing requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain safety and efficacy data that supports clinical benefits from our ongoing and planned studies of our products, could lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of one or more of our products that have received accelerated approval. FDORA, enacted in 2022, has expanded FDA's expedited withdrawal procedures for drugs approved via the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence. For example, on November 3, 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45, which primary endpoint did not meet statistical significance. We submitted supplemental new drug applications ("sNDAs") related to these products in April 2026. However, these results could lead to regulatory actions from the FDA, including changes to our drug labels, revocation of accelerated approvals and directives to remove these products from the market altogether.

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

If we or a regulatory agency discover previously unknown adverse events or events of unanticipated severity or frequency, a regulatory agency may establish additional regulatory requirements including, among other things, labeling changes, implementation of risk evaluation and mitigation strategy program, or additional post-marketing studies or clinical trials. For example, following two patient deaths due to ALF in non-ambulatory patients associated with the use of ELEVIDYS, the FDA proposed, and we agreed to, a safety label supplement for ELEVIDYS to include a boxed warning for ALI and ALF. Subsequently, on July 18, 2025, we announced a reported case of ALF resulting in death in a patient following dosing in the Company's Phase 1 LGMD trial for SRP-9004. The Company announced in November 2025 the conclusion of the label supplement for ELEVIDYS, including the addition of a boxed warning for risk of ALI and ALF and the removal of the non-ambulatory population from the Indication and Usage section of ELEVIDYS' Prescribing Information. We are in the process of conducting various clinical trials for ELEVIDYS, including a study to evaluate the use of an enhanced immunosuppressive regimen as part of treatment with ELEVIDYS for non-ambulant individuals living with Duchenne. We intend to discuss with the FDA the results of this study and a potential pathway forward to resume commercial dosing in the non-ambulatory population. Regardless of the outcome of the study, however, it is unclear if or when we will be able to resume shipments to non-ambulatory patients.

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

The U.S. government and individual states continue to aggressively pursue healthcare reform, which includes ongoing attempts to manage utilization as well as control and/or lower the cost of prescription drugs and biologics. Recent years have seen a number of reform initiatives focused on drug pricing and payment. For example, the Inflation Reduction Act ("IRA"), passed in 2022, IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. In 2025, the current presidential administration issued two executive orders with multiple directives aimed at lowering drug prices. In the wake of these executive orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge. See the Company's Annual Report on Form 10-K for the year ended December 31, 2025, “Item 1. Business – Government Regulation – U.S. Healthcare and Other Reform." There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid and private insurance healthcare costs, including proposed or implemented reforms. Cost containment initiatives might include, among other possible actions, implementation or modification of:

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

Additionally, in its 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the “Chevron doctrine,” which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and other federal agencies where the law is ambiguous. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA and the CMS, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

For example, in March and June 2025, we announced two reported cases of ALF resulting in death in non-ambulatory patients following treatment with ELEVIDYS. Following these announcements, the FDA proposed, and we agreed to, a safety label supplement for ELEVIDYS to include a boxed warning for ALI and ALF. Subsequently, on July 18, 2025 we announced a reported case of ALF resulting in death in a patient following dosing in our Phase 1 LGMD trial for SRP-9004. In November 2025, the Company announced the conclusion of the label supplement for ELEVIDYS, including the addition of a boxed warning for risk of ALI and ALF and the removal of the non-ambulatory population from the Indication and Usage section of ELEVIDYS' Prescribing Information. These announcements have impacted, and may continue to, impact the market adoption of our products and create uncertainty among patients, providers, and payers. Although we have resumed shipments to ambulatory patients in the U.S., we may continue to experience hesitation from patients, payers and healthcare providers, which could adversely impact our business. The degree to which such hesitation continues, and the degree to which it could adversely impact our business, is uncertain and difficult to predict.

Additionally, in November 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45, which primary endpoint did not meet statistical significance. We submitted sNDAs related to these products in April 2026. However, these results could lead to regulatory actions from the FDA, including changes to our drug labels or revocation of accelerated approvals and directives to remove these products from the market altogether, negatively impact patient demand for these products or result in changes to reimbursement and coverage of these products by payors. Such outcomes could adversely impact our business, financial condition, results of operations, financial guidance, ability to accurately forecast key financial metrics, and prospects.

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

More restrictive government regulations or negative public opinion would harm our business, financial condition, results of operations, financial guidance, ability to accurately forecast key financial metrics, and prospects and may delay or impair the development and commercialization of our gene therapy product candidates or demand for ELEVIDYS or any other products we may develop. For example, earlier gene therapy trials of other sponsor's products led to several well-publicized adverse events, including death, and other gene therapy trials have failed to demonstrate efficacy. In addition, in March and June 2025 we announced two reported cases of ALF resulting in death of non-ambulatory patients following treatment with ELEVIDYS, as well as one case of ALF resulting in death of a non-ambulatory patient following dosing in our Phase 1 LGMD trial for our gene therapy product candidate, SRP-9004. In response to these announcements, FDA revoked the platform technology designation for the Company’s AAVrh74 Platform Technology previously granted on June 2, 2025. The degree to which these events have impacted or will impact market acceptance of ELEVIDYS in ambulatory patients, or any of our other drug products, is uncertain and difficult to estimate, which may result in unpredictable variability in our financial forecasts.

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

In addition to receiving accelerated approval in the U.S., EXONDYS 51 has been approved for marketing in Israel, Libya, Kuwait, and Georgia, AMONDYS 45 in Libya, Kuwait, and Georgia, and VYONDYS 53 in Libya, Kuwait, and Georgia. We may not receive approval to commercialize these products in additional countries. Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the U.S. In November 2016, we submitted a MAA for eteplirsen to the EMA and the application was validated in December 2016. As we announced on June 1, 2018, the CHMP of the EMA adopted a negative opinion for eteplirsen. In September 2018, the CHMP of the EMA confirmed its negative opinion for eteplirsen, and the EC adopted the CHMP opinion in December 2018. During 2019, we sought follow-up EMA scientific advice for eteplirsen. Once data from our ongoing studies are available, we plan to evaluate future engagement with the EMA on potential next steps for eteplirsen.

Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the U.S. On September 24, 2025, the EC refused marketing authorization under Regulation (EC) No 726/2004 of the European Parliament and of the Council for ELEVIDYS for ambulatory individuals aged three to seven years with Duchenne. We also announced in June 2025 that we paused our ENVISION study for ELEVIDYS and such study remains paused.

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

Any failure to maintain revenues from sales of our products through our EAP and/or to generate revenues from commercial sales of these products exceeding historical sales due to geo-political challenges like those potentially resulting from the ongoing conflict between Russia and Ukraine or the instability in the Middle-East or Venezuela , could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

(i)
exon skipping product candidates, such as Wave (targeting various exons, including 53 and 51), Nippon (targeting various exons, including 51 and 45, and notably for exon 53 for which it has received accelerated FDA approval for its product Viltepso (viltolarsen)), Dyne pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51, and 53, Novartis (formerly Avidity Biosciences ("Avidity")) pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, SQY Therapeutics and BioMarin (for exon 51), Entrada (notably for exon 44, 45, 50, and 51);
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

In the siRNA field, we face competition by third parties who are also developing product candidates targeting the same disease states as our product candidates, including but not limited to Novartis (formerly Avidity) (DM1, FSHD), Dyne (DM1, FSHD), Arthex Biotech (DM1), PepGen (DM1), Vertex Pharmaceuticals ("Vertex") (DM1), Entrada (FSHD), Celularity (FSHD), EpiCrispr Biotechnologies (FSHD), Biohaven (SCA), Vico Therapeutics (SCA, Huntington’s), Skyhawk Therapeutics (SCA, Huntington’s), uniQure (Huntington’s), Roche Ionis (Huntington’s), Wave (Huntington’s), and PTC (Huntington’s). Some, but not all, of these entities’ product candidates use RNA technologies. Several of these companies’ product candidates are further along in development and may obtain regulatory approval in advance of our product candidates. These and other competitors may have greater financial, scientific, and commercial resources than us, which may impact our ability to secure the technologies we desire or to otherwise effectively compete in these disease states.

In addition, we are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development using platform technologies that may be viewed as competing with ours beyond and including those companies mentioned immediately above, such as Alnylam Pharmaceuticals, Inc. ("Alnylam"), Arbutus (formerly Tekmira Pharmaceuticals Corp.), Deciphera Pharmaceuticals (now Ono Pharmaceuticals), Ionis Pharmaceuticals, Inc., Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S), Shire plc (now Takeda), Biogen Inc. ("Biogen"), Moderna Therapeutics ("Moderna"), Stoke Therapeutics, Ultragenyx, Sanofi, Arrakis Therapeutics, Altay Therapeutics, Life Edit, VectorY Therapeutics, Arvinas, and Design Therapeutics. Additionally, several companies and institutions have entered into collaborations or other agreements for the development of product candidates, including mRNA, gene therapy and gene editing (CRISPR and AAV, among others) and small molecule therapies that are potential competitors for therapies being developed in the muscular dystrophy, neuromuscular and rare disease space, including, but not limited to, Astellas Pharma, Biogen, Ionis, Alexion Pharmaceuticals, Inc., Sanofi, Shire (now Takeda), Eli Lilly, Alnylam, Moderna, Akashi, Capricor (in partnership with Nippon), Oxford University, Exonics Therapeutics (acquired by Vertex), and Editas Medicine. Because many of our products are in various stages of preclinical and clinical development, and given the unpredictability inherent in drug development, it is difficult to predict which third parties may provide the most competition.

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

For example, we will have limited influence and control over the development and commercialization activities of Roche in the territories in which it leads development and commercialization of ELEVIDYS. Roche’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in the U.S. As a further example, Arrowhead conducted the Phase 1/2 single ascending dose studies for SRP-1001 (FSHD1) and SRP-1003 (DM1), for which we announced early results in March 2026. Failure by Roche or Arrowhead to meet their obligations under the Roche Collaboration Agreement and Arrowhead Collaboration Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Roche to commercialize any products for which we obtain regulatory approval, we will receive less revenues than if we commercialized these products ourselves.

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

Successful completion of clinical trials at each applicable stage of development is a prerequisite to submitting a marketing application to the regulatory agencies and, consequently, the ultimate approval and commercial marketing of any of our product candidates for the indications in which we develop them. We do not know whether any of our clinical trials, or those with our strategic partners, will begin or be completed, and results announced, as planned or expected, if at all, as the commencement and completion of clinical trials and announcement of results is often delayed or prevented for a number of reasons, including, among others:

•
denial by the regulatory agencies of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold. For example, on July 21, 2025, we announced that the FDA placed our LGMD programs, including SRP-9003, on clinical hold following a case of ALF resulting in the death of a patient in our Phase 1 LGMD clinical trial for SRP-9004, which has impacted the timing of a BLA submission for SRP-9003;
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

Further, any reduction in the FDA’s workforce could delay or materially impact the FDA’s feedback on our development programs, including through meetings and other informal interactions, and affect the FDA’s review and oversight of our product candidates. Additionally, changes in the FDA personnel under the current presidential administration may lead to changes in the regulations, policies and operations of the FDA, which may impact our clinical development plans. Any of these actions could adversely affect the development and approval of our product candidates. In addition, as a result of any government shutdown, the FDA staff may be unable to process and review regulatory submissions in a timely manner or at all.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive pre-clinical and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future pre-clinical and clinical trials, including those with our strategic partners, of our product candidates may not show sufficient safety, efficacy or adequate quality to obtain or maintain regulatory approvals. For example, although we believe the data for SRP-9003, SRP-1001 and SRP-1003 collected to date are positive, the additional data we collect may not be consistent with the pre-clinical and/or early clinical data or show a safe benefit that warrants further development or pursuit of a regulatory approval.

Furthermore, success in pre-clinical and early clinical trials does not ensure that the subsequent trials will be successful, nor does it predict final results of a confirmatory trial. Some of our clinical trials were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. For example, announcements for SRP-9003 include: in March 2022, we announced 24-month functional data from two clinical trial participants in the high-dose cohort, and 36-month functional data from three clinical trial participants in the low-dose cohort for SRP-9003. In September 2025 we presented 18 month functional data compared to external control for 6 ambulant patients from the SRP-9003-101 study and 5 non-ambulant patients from the SRP-9003-102 study, and 5 year safety data from the SRP-9003-101 study. In addition, in March 2026, we announced early results from Phase 1/2 ascending dose studies of SRP-1001 for FSHD1 and SRP-1003 for DM1. The results announced so far for SRP-1001 and SRP-1003 are predominantly from single ascending dose cohorts, which may differ from the results of upcoming multiple ascending dose cohorts. These data are based on small patient samples, and, given the heterogeneity of LGMD, FSHD and DM1 patients and potential lot-to-lot variability, the data may not be predictive and may differ from future results.

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

We have seen, and may continue to see, new safety signals for our products or product candidates. For example, we reported new safety signals in the non-ambulatory population for ELEVIDYS and for our LGMD product candidate SRP-9004 in 2025. On March 18, 2025, Sarepta announced that a non-ambulatory patient with Duchenne passed away following treatment with ELEVIDYS after having suffered from ALF. On June 15, 2025, Sarepta announced a second reported case of ALF resulting in death in a non-ambulatory patient following treatment with ELEVIDYS. Such adverse events have resulted in the FDA's proposal of, and our agreement to, a label supplement for ELEVIDYS to include a boxed warning for ALI and ALF. On July 18, 2025, Sarepta announced a reported case of ALF resulting in death in a patient following dosing in our Phase 1 LGMD trial for SRP-9004. Occurrences of undesirable side effects and new safety signals could impact the adoption of our products and may harm our business, financial condition, prospects and ability to accurately forecast revenues. In addition to side effects caused by our product candidates or products, the administration process or related procedures also can cause adverse side effects.

If any such adverse events occur in our trials, we may decide, or the FDA, the EMA or other regulatory authorities could order us, to halt, delay or amend pre-clinical development or clinical development of our product candidates or we may be unable to receive regulatory approval of our product candidates for any or all targeted indications. For example, the FDA placed the INDs for SRP-9003, SRP-9004, SRP-6004 and SRP-9005 on clinical hold following the reported death in a patient following dosing in the Company's Phase 1 LGMD trial of SRP-9004. Our ENVISION study of ELEVIDYS also remains on clinical hold.

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

Our ability to obtain the government or regulatory approvals required to commercialize any of our product candidates in any jurisdiction, including in the U.S. or the EU, cannot be assured, may be significantly delayed or may never be achieved for various reasons, including the following:

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

Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Disruptions at regulatory agencies that are unrelated to our products and product candidates could delay the review and approval of our products, which could adversely affect our business. For example, changes in government, the ability to hire and retain key personnel and statutory and regulatory changes could result in delays. In addition, government funding of regulatory, government agencies, and programs on which our operations may rely is subject to the impacts of political events, which are inherently unpredictable and fluid. Further, additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval. Since the start of the current presidential administration, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the new administration and federal government could adopt legislation, regulations, or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval, and commercialization of our products.

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

In addition, adverse events or new safety signals have in the past resulted and could result in the future in regulatory agency actions or cause delays in commercialization. For example, in response to two reported cases of ALF resulting in death of non-ambulatory patients, we suspended shipment of ELEVIDYS in the U.S. to non-ambulatory patients in June 2025. Additionally, in July 2025, we disclosed a reported case of ALF in a non-ambulatory patient participating in our Stage 1/2 LGMD trial for SRP-9004, who was not treated with ELEVIDYS. Thereafter, in response to a request from the FDA that we voluntarily stop all shipments of ELEVIDYS in the U.S., we suspended shipment of ELEVIDYS in the U.S. to ambulatory patients effective July 22, 2025. On July 28, 2025, the FDA informed us that it recommended the removal of the voluntary hold for ambulatory patients. In response, we resumed commercial shipments of ELEVIDYS for ambulatory patients in the U.S. Further, the Company has agreed with the FDA to a boxed warning for ALI and ALF and the removal of non-ambulatory population from the Indication and Usage section of ELEVIDYS' Prescribing Information. In November 2025, we announced the FDA's approval of dosing in a clinical trial for ELEVIDYS to evaluate the use of an enhanced immunosuppressive regimen as part of treatment with ELEVIDYS for non-ambulatory patients. It is currently unclear whether the FDA will pursue further actions related to ELEVIDYS, such as additional studies, additional product modifications, label supplements or controls, in the future.

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

Preliminary or topline data from our preclinical studies and clinical trials that we announce or publish from time to time are based on preliminary analyses of then-available data, and the results, related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular preclinical study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data. As a result, topline data should be viewed with caution until the final data are available. For example, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45. We submitted sNDAs related to these products in April 2026.

From time to time, we also may disclose interim data from our preclinical studies and clinical trials. For example, in March 2026, we announced early results from Phase 1/2 ascending dose studies of SRP-1001 for FSHD1 and SRP-1003 for DM1. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease.

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

If the interim, topline or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

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

We rely on third parties, including in some cases our strategic partners, to conduct some aspects of our early stage research and pre-clinical and clinical development, and in some instances are transitioning pre-clinical and clinical development work, including some clinical trials, to be performed internally. The inadequate performance by or loss of any of these third parties, or issues arising from transitioning work to be performed internally, could affect the development and commercialization of our product candidates.

We have relied upon, and plan to continue to rely upon, third parties to conduct some aspects of our early-stage research and pre-clinical and clinical development with respect to certain of our product candidates, including our follow-on exon-skipping product candidates, gene therapy, gene editing product candidates and siRNA product candidates. Our third-party collaborators may not commit sufficient resources or adequately develop our programs for these candidates. If our third-party collaborators fail to commit sufficient resources to any of our product candidates, fail to carry out their contractual duties or obligations, or do not meet applicable standards with respect to study conduct or quality, our programs related to any particular product candidate could be delayed, terminated, or unsuccessful. For example, Arrowhead has conducted the Phase 1/2 ascending dose studies for SRP-1001 (for FSHD1) and SRP-1003 (for DM1) to date, for which we announced early and limited results in March 2026. In addition, we are in the process of transitioning certain pre-clinical and clinical development work, including some clinical trials, from Arrowhead to Sarepta. The transition process, including the transfer and validation of assays, and any resulting adjustments has, and may continue to, impact anticipated timelines and regulatory milestones for several of our siRNA programs. If we are not able to transition this pre-clinical and clinical development work effectively or there are issues arising from the transition process, development of our affected programs and product candidates could be adversely affected and costs associated with development could be impacted.

Furthermore, if we fail to make required payments to our third-party collaborators, including up-front, milestone, reimbursement or royalty payments, or to observe other obligations in our agreements with them, these third parties may not be required to perform their obligations under our respective agreements with them and may have the right to terminate such agreements. In addition, if our strategic partners experience regulatory delays for the development of their clinical product candidates, including clinical holds, our opportunities to commercialize products may be delayed.

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

Some of the third parties on which we rely for early-stage research and pre-clinical development are located in China. There has been increased governmental focus in the U.S. on the role of Chinese companies in the life sciences industry. This focus has included U.S. legislation, such as the BIOSECURE Act, which was enacted in December 2025. The BIOSECURE Act, among other things, prohibits U.S. federal agencies from entering into or renewing any contract with, or providing any grant or loan to, any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract, grant, or loan. Generally, a “biotechnology company of concern” is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary's government and poses a risk to the national security of the United States. Biotechnology companies of concern include entities listed on the Department of Defense Section 1260H list of “Chinese military companies” and additional entities to be designated through an interagency process led by the Office of Management and Budget. If one of our key China-based service providers is identified as a biotechnology companies of concern, the BIOSECURE Act could cause us to seek to exit some or all of our arrangements with them and transition these services to alternative companies.

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

In light of the limited number of third parties with the expertise to produce our products and product candidates, the lead time needed to manufacture them, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient clinical, commercial and other manufacturing arrangements on the commercially reasonable terms necessary to provide adequate supply of our products and product candidates. Furthermore, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process for our products and product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which impacts our ability to execute our business plans on expected or required timelines in connection with the commercialization of our products and the continued development of our product candidates.

We may also be impacted by development, operation, or production disruptions involving these third parties and our partners, the reasons for which also may be outside of their or our control. Several factors could cause production interruptions, disturbances or supply chain issues at our third party manufacturing sites, including but not limited to talent acquisition/retention, equipment malfunctions, quality control and quality assurance issues, facility contamination, raw material shortages or contamination, man-made or natural disasters, public-health pandemics or epidemics, disruption in utility services, regulatory decisions and delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of facility or business, government shutdowns, economic sanctions, human error, or disruptions in the operations of suppliers, including those caused by geopolitical conflicts or tariffs. In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates. Any interruption in the operation of our third-party manufacturing, supply, or distribution partners or any of their suppliers or partners could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in supply of our products, product candidates or materials. In turn, any delay or interruption in the supply of finished commercial or clinical products could hinder our ability to distribute our products to meet commercial or clinical demand or execute our commercialization or clinical trial plans on the timing that we expect, which could result in the loss of potential revenues, adversely affect our ability to gain regulatory or market acceptance, or otherwise adversely affect our business, financial condition and prospects.

In addition, several of the components used in our testing are currently from single-source suppliers. If these single-source suppliers fail to satisfy the Company's requirements on a timely basis, or if the Company is forced to change suppliers, the Company could suffer delays, a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

From time to time, we may need to add new manufacturing or testing capacity to meet increased product demand. The process for adding new capacity is lengthy and often causes delays in development efforts. Further, there may be circumstances in which we cease or temporarily suspend manufacturing for our products or product candidates altogether, which could impair the development of our product candidates and ability to meet commercial demand. For example, in June 2025, we suspended shipments of ELEVIDYS to non-ambulatory patients, and in July 2025 we temporarily suspended the shipments of ELEVIDYS to ambulatory patients. While the Company has resumed shipments of ELEVIDYS to ambulatory patients, the non-ambulatory population has since been removed from the Indications and Usages section of the ELEVIDYS Prescribing Information. Generally, any interruption or delay of the development of manufacturing facilities or testing capabilities, or any suspension of manufacturing or testing at our existing third-party facilities, could result in our inability to meet commercial or clinical product demand, which could result in the loss of potential revenues, adversely affect our ability to meet product development or regulatory milestones on anticipated timelines, or otherwise adversely affect our business, financial conditions and prospects. Moreover, should shipments of ELEVIDYS to the non-ambulatory population resume in the future, our CMOs may experience delays associated with increasing manufacturing output , which could adversely impact our ability to predict production timelines and meet commercial demand.

If any of the third parties on which we rely cease providing quality manufacturing and related services to us, and we are not able to engage appropriate replacements in a timely manner, our ability to manufacture our products or product candidates in sufficient quality and quantity required for our planned commercial, pre-clinical and clinical or EAPs, our various product research, development and commercialization efforts would be adversely affected. For example, with respect to ELEVIDYS, we rely on a third party to develop, manufacture, obtain and maintain regulatory approval for necessary diagnostic tests for ELEVIDYS. Any delay or failure by us or our collaborators to develop, obtain or maintain regulatory approval of the necessary diagnostic tests could harm our business, possibly materially. In addition, in connection with our siRNA programs, we currently collaborate with and rely on Arrowhead to supply drug substance manufacturing and testing services for ongoing and future clinical trials. If in the future we seek to directly manage manufacturing of any clinical and commercial products and product candidates in our siRNA pipeline, such change may divert attention from management and could shift resources from our commercial manufacturing for our other drug products and product candidates.

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

We may not be able to accurately estimate commercial demand for our products given their novelty and complexity. If commercial demand for our products or product candidates is greater than we estimate, we and our third-party partners may be unable to fulfill all orders in a timely manner, which may adversely affect our business, financial condition and prospects. Conversely, if commercial demand is less than we estimate, we may be required to reduce, suspend, or cease production, which has, and could in the future, result in significant accounting charges relating to write-off of inventory if such inventory becomes in excess, obsolete or unusable.

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

In addition, if our third-party manufacturers and testing sites are unable to satisfy requirements related to the manufacturing of ELEVIDYS, our ability to meet commercial demand may be adversely impacted, which could result in the loss of potential revenues, adversely affect our ability to gain market acceptance of ELEVIDYS, or otherwise adversely affect our business, financial condition and prospects.

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

Finally, with respect to ELEVIDYS and our gene therapy programs, the current capacity to produce and test our viral vectors or gene therapy product candidates at commercial levels is limited, and the availability of sufficient GMP compliant capacity may result in delays in our development plans or increased capital expenditures, and the development and sales of any gene therapy products, if approved, may be materially harmed.

The third parties we use in the manufacturing process for our products and product candidates may fail to comply with cGMP regulations.

Our contract manufacturers are required to produce and test our materials, APIs and drug products under cGMP. We and our contract partners are subject to periodic inspections by the FDA, EMA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. In addition, before we can begin to commercially manufacture and test our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA, which includes a review of the manufacturing and testing processes and facilities. A manufacturing authorization also must be obtained from the appropriate EU regulatory authorities and may be required by other foreign regulatory authorities. The timeframe required to obtain such approval or authorization is uncertain. In order to obtain approval, we need to demonstrate that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. In complying with cGMP, we are obligated to expend time, money and effort in production, record keeping and quality control to seek to assure that the product meets applicable specifications and other requirements.

We do not have direct operational control over a third-party’s compliance with regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of our products and product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively. Failure by our contract manufacturing and testing partners to achieve, maintain compliance with, or adhere to applicable cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated errors, or our contract partners experiencing problems, may result in significant negative consequences, including product seizures or recalls, postponement or cancellation of clinical trials, clinical holds, loss or delay of product approvals, patient injury or death, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these consequences, the success of our commercialization of our products and/or our development efforts for our product candidates could be significantly delayed, fail or otherwise be negatively impacted.

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

Challenges complying with cGMP requirements and other quality issues arise during efforts to increase or optimize manufacturing capacity and scale up production. We experience such issues in connection with manufacturing, testing, packaging and storage of our products and product candidates, and during shipping and storage of the APIs or finished drug product. In addition, in order to release our products for commercial use and demonstrate stability of product candidates for use in clinical trials (and any subsequent drug products for commercial use), our manufacturing processes and analytical methods must be validated in accordance with regulatory guidelines. Failure to successfully validate, or maintain validation of, our manufacturing processes and analytical methods or demonstrate adequate purity, stability or comparability of our products or product candidates in a timely or cost-effective manner, or at all, may undermine our commercial efforts, including by negatively impacting the commercial availability of our products and the continued development and/or regulatory approval of our product candidates, which could significantly harm our business.

During our work with our third-party manufacturers to increase and/or optimize manufacturing capacity, they may make proprietary improvements in the manufacturing processes for our products or product candidates. We may not own or be able to secure ownership of such improvements or may have to share the intellectual property rights to those improvements. Additionally, we may need additional processes, technologies and validation studies, which could be costly and which we may not be able to develop or acquire from third parties. Failure to secure the intellectual property rights required for the manufacturing process needed for large-scale clinical trials or the continued development of our product candidates could cause significant delays in our business plans or otherwise negatively impact the continued development of our product candidates.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. This uncertainty is heightened for our PMO- based products and product candidates, our gene therapy-based products and product candidates, and our siRNA product candidates for which there has not been a significant number of patent litigations involving such technologies. Congress periodically considers changes to patent law, and that such changes could have adverse effects. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. The USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Patents which may be issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection or term of patent, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. The pharmaceutical, biotechnology and other life sciences patent situation outside the U.S. can be even more uncertain.

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

We may collect, use, transfer, or otherwise process proprietary, confidential, and sensitive information, including personal information and health-related data, which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, and industry standards. Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, HIPAA, as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. In some states, such as California and Washington, state privacy laws are even more protective than HIPAA. For example, the CCPA, regulates companies’ use and disclosure of the personal information of California residents and grants California residents several rights with respect to their personal information. The CCPA also provides for civil penalties for violations, including statutory fines for noncompliance, as well as a limited private right of action in connection with certain data breaches, and establishes a new regulatory agency to implement and enforce the law. In addition, at least 20 other states have now passed comprehensive privacy laws that have taken effect or will come into effect at various times over the next few years. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. State laws are changing rapidly and there is ongoing discussion in Congress of a new federal data protection and privacy law to which we may be subject. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business.

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

We have generated net operating loss and tax credit carryforwards in certain historical periods as we pursued our business strategy. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to January 1, 2018. In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and certain other tax assets (including R&D tax credits) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. An ownership change could limit our ability to utilize our net operating loss and tax credit carryforwards for taxable years including or following such “ownership change.” Such limitations may result in expiration of a portion of the net operating loss carryforwards incurred prior to 2018 before utilization and may be substantial. If such change has occurred or does occur, the tax benefits related to the net operating loss carryforwards and certain other tax assets may be limited or lost. Limitations imposed on the ability to use net operating losses and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than we estimated or than would have otherwise been required if such limitations were not in effect and could cause such net operating losses and tax credits to expire unused, in each case reducing or eliminating the benefit of such net operating losses and tax credits and potentially adversely affecting our financial position. Similar rules and limitations may apply for state income tax purposes. At the state level, there may also be periods during which the use of net operating loss carryforwards or other attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. The U.S. net operating losses have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits.

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

Failure to retain our key personnel or an inability to attract and retain additional qualified personnel would cause our future growth and our ability to compete to suffer. Additionally, the departure of senior leaders, including the announced departure of our Chief Executive Officer, could cause disruptions or increase the likelihood of turnover in other key employees.

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

Turnover rates of key employees have varied substantially in recent years. Over the last few years, we have had several executive management changes, including the departure of Dallan Murray, Chief Customer Officer in July 2025 and Bilal Arif, Chief Technical Operations Officer in August 2025. Additionally, Doug Ingram, our Chief Executive Officer announced in February 2026 his intention to retire by the end of 2026 or upon the earlier appointment of his successor. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. Additionally, our restructuring and reduction in force in July 2025 has resulted in an increase in the turnover of employees. The restructuring and reduction in force could also lead to unforeseen disruptions to our business and may continue to impact the likelihood of turnover of additional employees, key employees or officers. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Risks Related to our Financial Condition and Capital Requirements

We have previously incurred operating losses and we may not maintain profitability.

We generated operating income of $358.4 million for the three months ended March 31, 2026. Our accumulated deficit was $4.6 billion as of March 31, 2026. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

We were required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2025. In addition, our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2025.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities, the adverse events observed in non-ambulatory patients receiving ELEVIDYS and in our Phase 1 LGMD trial for SRP-9004, and our ESSENCE readout. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 35% in a single day or decreased as much as 42% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Broad market and industry factors may seriously affect the market price of a company’s stock, including ours, regardless of actual operating performance. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of inflation, announced tariffs and increased interest rates and overall market volatility. In addition, our operations and performance may be affected by political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine, recent events in Venezuela, or the conflict in the Middle East. Additionally, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. The Company is currently facing a securities class action litigation filed on June 26, 2025. In addition, related derivative lawsuits have been filed in 2025. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of March 31, 2026, there were approximately 105.6 million shares of common stock outstanding and outstanding awards to purchase 12.0 million shares of common stock under various incentive stock plans. Additionally, as of March 31, 2026, there were approximately 2.1 million shares of common stock available for future issuance under our 2018 Equity Incentive Plan and approximately 2.2 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

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

In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us, as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of 2027 Notes issued to the Michael A. Chambers Living Trust in a private placement. Additionally, on August 28, 2025, the Company completed privately negotiated exchanges of $700.0 million in aggregate principal amount of 2027 Notes for consideration consisting of (i) $602.0 million in aggregate principal amount of 2030 Notes, (ii) an aggregate of 5,851,693 shares of the Company’s Common Stock, and (iii) an aggregate of approximately $127.3 million in cash. On December 18, 2025, the Company completed privately negotiated exchanges of approximately $291.4 million in aggregate principal amount of 2027 Notes for consideration consisting of (i) approximately $291.4 million in aggregate principal amount of 2030 Notes and (ii) an aggregate of approximately $31.6 million in cash. As of March 31, 2026, the aggregate principal amount of 2027 Notes totaled approximately $158.6 million and the aggregate principal amount of 2030 Notes totaled approximately $893.4 million.

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

Despite our workforce reduction, we may in the future seek to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
3.6	Second Amended and Restated Bylaws.	8-K	001-14895	3.1	12/13/22
3.7	Amendment No. 1 to Second Amended and Restated Bylaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	9/16/24
10.1†	Sarepta Therapeutics, Inc. 2024 Employment Commencement Incentive Plan	S-8 POS	333-240996	4.5	3/28/24
10.2†	Amendment No. 1 to Sarepta Therapeutics, Inc. 2024 Employment Commencement Incentive Plan	8-K	001-14895	10.1	6/7/24
10.3	Sarepta Therapeutics, Inc. Non-Employee Director Compensation Policy					X
31.1	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ryan H. Wong, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s Principal Executive Officer, Douglas S. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Principal Financial and Accounting Officer, Ryan H. Wong, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: May 6, 2026	By:	/s/ DOUGLAS S. INGRAM
Douglas S. Ingram
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ RYAN H. WONG
Ryan H. Wong
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)